Form 10-Q
period 1996-03-31
FEI CO
filed 1996-05-15
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________ to ________


                        COMMISSION FILE NO. 0-22780

                                FEI COMPANY
           (Exact name of registrant as specified in its charter)

              OREGON                                     93-0621989
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                            Number)

7451 NE EVERGREEN PARKWAY
HILLSBORO, OREGON                                        97124-5830
(Address of principal executive offices)                 (Zip Code)

                               (503) 640-7500
            (Registrant's telephone number, including area code)

                               Not applicable
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,773,370 shares of Common Stock were outstanding at May 10, 1996.

                             INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----
Part I - Financial Information

    Item 1.  Financial Statements

          Consolidated Balance Sheets - March 31, 1996 (unaudited) and
          December 31, 1995.................................................. 1

          Consolidated Statements of Operations - Three Months Ended
          March 31, 1996 and March 31, 1995 (unaudited)...................... 2

          Consolidated Statements of Changes in Shareholders'
          Equity - Three Months Ended March 31, 1996 (unaudited)
          and Year Ended December 31, 1995 .................................. 3

          Consolidated Statements of Cash Flows - Three Months ended
          March 31, 1996 (unaudited) and March 31, 1995 (unaudited).......... 4

          Notes to Consolidated Financial Statements (unaudited)............. 5

    Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 7

Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K................................ 9

Signatures...................................................................10

                       FEI COMPANY AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE DATA)

                                   ASSETS
                                                                         DECEMBER 31,   MARCH 31,
                                                                             1995          1996
                                                                             ----          ----
                                                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents (Note 3)                                     $ 2,700       $ 3,137
   Short-term investments (Note 4)                                          4,961         3,750
   Receivables (Note 5)                                                    13,769        15,550
   Tax refund receivable                                                       36            36
   Inventories (Note 6)                                                    10,425        12,259
   Prepaid expenses                                                           159           185
   Deferred income taxes                                                      626           763
                                                                          -------       -------
      Total current assets                                                 32,676        35,680
INVESTMENTS (Note 4)                                                        2,540         2,507
EQUIPMENT                                                                   4,604         4,749
LEASE RECEIVABLES                                                           2,663         2,457
OTHER ASSETS                                                                2,159         2,353
                                                                          -------       -------
TOTAL                                                                     $44,642       $47,746
                                                                          =======       =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                       $ 2,597       $ 4,739
   Accrued payroll liabilities                                                606           719
   Accrued warranty reserves                                                  892         1,133
   Deferred revenue                                                           434           497
   Income taxes payable                                                       870           655
   Other current liabilities                                                  871           910
                                                                          -------       -------
      Total current liabilities                                             6,270         8,653
COMMITMENTS AND CONTINGENCIES                                                  --            --
LONG-TERM DEBT (Note 8)                                                     3,500            --
DEFERRED INCOME TAXES                                                         450           415

SHAREHOLDERS' EQUITY: (Note 7)
   Preferred stock - 500,000 shares authorized;
      none issued and outstanding                                              --            --
   Common stock - 15,000,000 shares authorized;
      7,222,394 and 7,701,925 shares issued and outstanding                27,150        30,746
   Warrants - 200,001 issued and outstanding                                   59            59
   Retained earnings                                                        7,099         7,844
   Unrealized gain on marketable securities                                    96            17
   Cumulative foreign currency translation adjustment                          18            12
                                                                          -------       -------
      Total shareholders' equity                                           34,422        38,678
                                                                          -------       -------

TOTAL                                                                     $44,642       $47,746
                                                                          =======       =======

              See notes to consolidated financial statements.

                       FEI COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands except share and per share data)
                                (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                               -------------------------
                                                  1995            1996
                                               ---------       ---------
NET SALES                                      $   8,920       $  11,607
COST OF SALES                                      5,277           7,234
                                               ---------       ---------
          Gross profit                             3,643           4,373

OPERATING EXPENSES:
   Research and development                          595             898
   Selling and marketing                             994           1,412
   General and administrative                        617           1,000
                                               ---------       ---------
          Total operating expenses                 2,206           3,310

OPERATING INCOME                                   1,437           1,063

OTHER INCOME (EXPENSE):
   Foreign currency loss                            (374)            (21)
   Interest income                                    88             195
   Interest expense                                 (240)            (62)
   Other                                             (27)             (6)
                                               ---------       ---------
          Total other income (expense)              (553)            106

INCOME BEFORE TAXES                                  884           1,169
TAX EXPENSE                                          359             424
                                               ---------       ---------

NET INCOME                                     $     525       $     745
                                               =========       =========

NET INCOME PER SHARE                           $    0.10       $    0.10
                                               =========       =========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                5,120,447       7,831,332
                                               =========       =========


              See notes to consolidated financial statements.

                       FEI COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                              Cumulative
                                                                                                 Unrealized     Foreign
                                              Common Stock             Warrants                   Gain on       Currency
                                            -----------------     -----------------   Retained   Marketable   Translation
                                            Shares     Amount     Shares     Amount   Earnings   Securities    Adjustment    Total
                                            ------     ------     ------     ------   --------   ----------    ----------    -----

BALANCE, December 31, 1994               4,363,705    $ 5,549    400,001    $   119   $  3,358    $    --        $    21    $ 9,047
   Net income                                                                            3,741                                3,741
   Proceeds from exercise of
     options for 210,539 shares of
     common stock                          210,539        393                                                                   393
   Proceeds from sale of 2,500,000
     shares of common stock, less
     $2,602 costs of issuance            2,500,000     21,148                                                                21,148
   Exercise of 200,000 warrants
     into 148,150 shares of common
     stock                                 148,150         60   (200,000)       (60)                                              0
   Unrealized gain on marketable
     securities                                                                                        96                        96
   Foreign currency translation
     adjustment                                                                                                       (3)        (3)
                                         -------------------------------------------------------------------------------------------
BALANCE, December 31, 1995               7,222,394     27,150    200,001         59      7,099         96             18     34,422
   Net income (unaudited)                                                                  745                                  745
   Proceeds from exercise of
     options for 12,864 shares of
     common stock (unaudited)               12,864         96                                                                    96
   Exercise of convertible options for
     466,667 shares of common
     stock (unaudited)                     466,667      3,500                                                                 3,500
   Unrealized loss on marketable
     securities (unaudited)                                                                           (79)                      (79)
   Foreign currency translation
     adjustment (unaudited)                                                                                           (6)        (6)
                                         -------------------------------------------------------------------------------------------

BALANCE, March 31, 1996
     (unaudited)                         7,701,925    $30,746    200,001    $    59    $ 7,844        $17            $12    $38,678
                                         ===========================================================================================


              See notes to consolidated financial statements.

                       FEI COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOW
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              --------------------
                                                                              1995            1996
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   525         $   745
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                           330             361
       Deferred taxes on income                                                164            (172)
   Decrease (increase) in assets:
       Receivables                                                            (576)         (1,781)
       Inventories                                                            (720)         (1,820)
       Prepaid expenses and tax refund receivable                              (54)            (26)
       Other assets                                                             --             (35)
   Increase (decrease) in liabilities:
       Accounts payable                                                      1,784           2,142
       Accrued payroll liabilities                                              95             113
       Accrued warranty reserves                                               (49)            241
       Deferred revenue                                                        167              63
       Income taxes payable                                                    159            (215)
       Other current liabilities                                               236              39
                                                                           -------         -------
          Net cash provided by (used in) operating activities                2,061            (345)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                    (69)           (472)
   Investment in software development                                          (28)           (207)
   Decrease (increase) in investments                                           --           1,165
   (Investment in) reduction of lease receivables                             (725)            206
   Net disposals of equipment                                                   25              --
                                                                           -------         -------
      Net cash used in investing activities                                   (797)            692

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) line of credit
     and notes payable                                                      (1,926)             --
   Proceeds from exercise of stock options and warrants                          6              96
   Proceeds from issuance of long term debt                                  1,000              --
   Payments on long term debt (Note 8)                                        (109)             --
                                                                           -------         -------
      Net cash provided by financing activities                             (1,029)             96

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                         25              (6)
                                                                           -------         -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      260             437
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 192           2,700
                                                                           -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   452         $ 3,137
                                                                           =======         =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION
   Cash paid during the period for:
      Interest                                                             $   180         $    62
      Income taxes paid                                                         --             810
      Income tax refunds received                                               --              --

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of long-term debt into 466,667
     shares of the Company's common stock                                  $    --         $ 3,500


              See notes to consolidated financial statements.

                       FEI COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1.  NATURE OF BUSINESS

FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture and market focused ion beam ("FIB") workstations and components based on field emission technology. The Company sells its FIB workstations principally to integrated circuit manufacturers and sells components to manufacturers of electron microscopes and other devices incorporating field emission technology.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from estimates.

3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

                                                      DECEMBER 31,    MARCH 31,
                                                              1995         1996
                                                           -------      -------
      Cash                                                 $   590      $   417
      Money market investments                               2,110        2,720
                                                           -------      -------
           Total cash and cash equivalents                 $ 2,700      $ 3,137
                                                           =======      =======

4.  INVESTMENTS

Investments, classified as available for sale, consist of the following (in thousands):

                                                         AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                                              COST         GAINS        LOSSES       VALUE
     DECEMBER 31, 1995
     -----------------
     Debt securities issued by the United
       States Treasury and other US government
       corporations and agencies                          $  1,908      $     24      $     --      $1,932
     Debt securities issued by states of the
       United States and political subdivisions
        thereof                                              3,508            56            --       3,564
     Corporate obligations                                     989             1            --         990
     Preferred stock                                         1,000            15            --       1,015
                                                          --------      --------      --------      ------
           Total                                          $  7,405      $     96      $     --      $7,501
                                                          ========      ========      ========      ======
     MARCH 31, 1996
     --------------
     Debt securities issued by the United
       States Treasury and other US government
       corporations and agencies                          $  1,914      $      7      $     --      $1,921
     Debt securities issued by states of the
       United States and political subdivisions
        thereof                                              2,826             5            --       2,831
     Corporate obligations                                     500            --            --         500
     Preferred stock                                         1,000             5            --       1,005
                                                          --------      --------      --------      ------
           Total                                          $  6,240      $     17      $     --      $6,257
                                                          ========      ========      ========      ======

These investments have been reported as follows:

                                            December 31,    December 31,
                                                    1995            1996
                                                --------        --------
     Current assets - investments               $  4,961        $  3,750
     Noncurrent assets - investments               2,540           2,507
                                                --------        --------
     Total                                      $  7,501        $  6,257

                       FEI COMPANY AND SUBSIDIARIES

                                (UNAUDITED)

5.  RECEIVABLES

Receivables consist of the following (in thousands):

                                                   DECEMBER 31,      MARCH 31,
                                                           1995           1996
                                                           ----           ----
    Trade                                               $12,000        $13,922
    Foreign tax deposit and other                           587            321
    Current portion of lease receivable                   1,277          1,404
                                                        -------        -------
         Subtotal                                        13,864         15,647
    Allowance for doubtful accounts                         (95)           (97)
                                                        -------        -------
         Total receivables                              $13,769        $15,550
                                                        =======        =======

6.  INVENTORIES

Inventories consist of the following (in thousands):

                                                   DECEMBER 31,      MARCH 31,
                                                           1995           1996
                                                           ----           ----
    Raw materials and assembled parts                   $ 7,011        $ 6,989
    Work in process                                       1,866          3,211
    Finished goods                                        1,626          2,148
                                                        -------        -------
         Subtotal                                        10,503         12,348
    Inventory reserves                                      (78)           (89)
                                                        -------        -------
         Total inventories                              $10,425        $12,259
                                                        =======        =======

7.  STOCK SALE

On June 1, 1995 the Company completed its initial public offering ("IPO") by issuing 2,500,000 shares of common stock at $9.50 per share, and proceeds, net of underwriters commissions and other expenses, amounted to $21,148,000. Approximately $6,165,000 of the proceeds were used to pay off the line of credit and lease finance line with the bank.

8.  LONG-TERM DEBT

On March 1, 1996 the Company's $3,500,000 note payable to a non-bank lender was converted into 466,667 shares of common stock.

If the conversion right had been exercised on January 1, 1996, net income for the three months ended March 31, 1996 would have increased approximately $40,000, resulting in net income of $785,000, or $0.10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's revenues are derived primarily from sales of FIB workstations and, to a lesser extent, from the sale of emitters, focusing columns and services. FIB workstations can be purchased with various options, including gas injectors, a secondary ion mass spectrometry ("SIMS") analytical function, x-ray analysis equipment and computer aided design ("CAD") navigational software.

     From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changes in product mix; receipt of a significant portion of customer orders and product shipments in the last month of each quarter; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward-looking statements contained in this document regarding industry trends, product development and introductions, sales, marketing and manufacturing trends, litigation, liquidity and future business activities should be considered in light of these factors.

RESULTS OF OPERATIONS

Net Sales. Net sales for the three months ended March 31, 1996 increased $2.7 million (30.1%) compared to the corresponding period in 1995. The majority of this increase in sales can be attributed to increased sales of FIB workstations, which rose by $1.6 million for the three months ended March 31, 1996. These increases in FIB workstation sales were a result of the rapid growth of, and the strong demand created by, integrated circuit manufacturers, which are the primary users of these workstations.

Gross Profit. Gross profit for the three months ended March 31, 1996 increased $730,000 (20.0%) compared to the corresponding period in 1995. This increase was primarily due to increased sales. Gross profit as a percentage of sales for the three months ended March 31, 1996 decreased to 38% from 41% for the corresponding period in 1995. This decrease resulted primarily from increased sales of third-party add-on options with comparatively lower gross margins. The Company purchases a substantial number of components for its FIB workstations from Philips Electron Optics B.V. ("Philips"), the purchase prices for which are denominated in Dutch guilders. The prices of those components are agreed to by the Company and Philips annually. An increase in the value of the Dutch guilder in relation to the U.S. dollar would effectively increase the cost to the Company of those components and adversely affect the Company's cost of sales.

Research and Development. For the three months ended March 31, 1996, research and development expense increased $303,000 (50.9%) compared to the corresponding period in 1995. This increase was primarily attributable to increased engineer staffing levels and consultant costs related to software and hardware development projects. Capitalized software development costs were $207,000 and $28,000 for the three months ended March 31, 1996 and 1995, respectively. The Company is continuing to invest in internal development of focused ion and electron beam technology.

Selling and Marketing. Selling and marketing expense for the three months ended March 31, 1996 increased $418,000 (42.1%) compared to the corresponding period in 1995. Selling and marketing expense as a percentage of sales for the three months ended March 31, 1996 increased to 12% from 11% for the corresponding period in 1995. These increases reflect the greater amount of sales commissions paid in connection with increased sales in Asia, increased sales, technical marketing and support staffing levels.

General and Administrative. General and administrative expense for the three months ended March 31, 1996 increased $383,000 (62.1%) compared to the corresponding period in 1995. This increase was primarily due to the hiring of additional administrative staff and increased professional fees.

Other Income (Expense). Other income (expense) was $106,000 and $(553,000) for the three months ended March 31, 1996 and 1995, respectively. Included in other income (expense) for these respective periods were (i) foreign currency exchange rate loss of $(21,000) and $(374,000), (ii) interest income of $195,000 and

$88,000, (iii) interest expense of $(62,000) and $(240,000) and (iv)
miscellaneous expense of $(6,000) and $(27,000). The change between periods was driven by relatively constant exchange rates for the three months ended March 31, 1996 compared to the three months ended March 31, 1995, and the repayment of debt with and the investment of proceeds of the Company's initial public offering. See Note 7 to the Company's consolidated financial statements.

Tax Expense (Benefit). The effective income tax rate was 36% for the three months ended March 31, 1996 compared to an effective rate of 41% for the three months ended March 31, 1995. These rates vary from the Company's federal statutory tax rate of 34% primarily due to the addition of state and foreign sales corporation taxes and the reduction of foreign sales corporation dividends, research and development credits and various treatments of international transactions and related taxes. The decrease in the effective tax rates for the 1996 period from the corresponding period in 1995 is primarily due to additional foreign sales corporation exclusions during the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had total cash and cash equivalents of $3.1 million compared to $2.7 million at December 31, 1995. Cash used in operations for the three months ended March 31, 1996 was $345,000 compared to cash provided by operations of $2.1 million for the three months ended March 31, 1995.

Investing activities provided $692,000 in the three months ended March 31, 1996 and consumed $797,000 in the three months ended March 31, 1995. Capital expenditures increased from 1995 levels primarily due to the purchase of research and development equipment.

Financing activities provided $96,000 for the three months ended March 31, 1996 and consumed $1.0 million for the corresponding period in 1995. Net cash provided by financing activities increased from the 1995 period due primarily to the availability of additional investment capital received as net proceeds of the Company's May 1995 initial public offering.

Other sources of liquidity include an unused bank line of credit at March 31, 1996 of $5 million. The Company believes it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures and operating expenses.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In May 1995 Micrion Corporation ("Micrion"), a principal competitor of the Company, filed a lawsuit against the Company in the United States District Court for the District of Massachusetts (the "Court") alleging infringement of a patent issued to Micrion relating to the use of an electron beam to neutralize a positive charge that can develop with the use of an ion beam in a FIB workstation. The complaint also alleges that the Company used information confidential to Micrion to develop devices to effect charge neutralization, to incorporate such devices into the Company's FIB workstations, to manufacture certain ion emitters, and to persuade prospective purchasers of FIB workstations to purchase workstations from the Company rather than from Micrion. Micrion seeks an injunction against infringement of the Micrion patent, damages of at least $1 million for misuse of confidential information, treble damages for infringement of the Micrion patent, attorneys' fees and other damages. The Company believes it has valid defenses to Micrion's claims.

         The Company initiated a proceeding with the American Arbitration Association seeking to arbitrate Micrion's non-patent claims. In response to motions filed by the Company in the Court and the United States District Court for the District of Oregon, Micrion was ordered to arbitrate these matters in Oregon, and the Court action has been stayed with respect to these matters. The Company has filed an Answer and Counterclaim in the Court, asserting that the patent is not infringed and is invalid. In May 1996, the parties agreed to dismiss the Court action and the arbitration, both without prejudice. Either Micrion or the Company may re-initiate either the Court action or the arbitration on or after November 1, 1996. Although the Company believes it has valid defenses to Micrion's claims, a determination that the Micrion patent is valid and infringed or that the Company has misused confidential information could result in an award of damages to Micrion or an injunction against sale of certain of the Company's products, which could have a material adverse effect upon the Company's financial condition and results of operations. Regardless of its outcome, the litigation could result in substantial costs and diversion of management and other resources.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         11    Statement of Computation of Per Share Earnings

         27    Financial Data Schedule

         (b)   Reports on Form 8-K

         No reports on Form 8-K have been filed during the period for which this report is filed.

                                 SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FEI COMPANY
                                       (Registrant)



Dated:  May 14, 1996                   WILLIAM G. LANGLEY
                                       -----------------------------------
                                       William G. Langley
                                       President, Chief Financial Officer
                                       and Authorized Officer

                               Exhibit Index


Exhibit                                                         Sequential Page
  No.                           Description                           No.
- - -------                         -----------                     ---------------

  11          Statement of Computation of Per Share Earnings

  27          Financial Data Schedule