Form 10-Q/A
period 1996-03-31
FEI CO
filed 1996-08-08
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,773,370 shares of Common Stock were outstanding at May 10, 1996.

                            INDEX TO FORM 10-Q/A

                                                                        Page

Part I - Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets - March 31, 1996 (unaudited)
             and December 31, 1995.....................................   1

             Consolidated Statements of Operations - Three Months Ended
             March 31, 1996 and March 31, 1995 (unaudited).............   2

             Consolidated Statements of Changes in Shareholders'
             Equity - Three Months Ended March 31, 1996 (unaudited)
             and Year Ended December 31, 1995 .........................   3

             Consolidated Statements of Cash Flows - Three Months ended
             March 31, 1996 (unaudited) and March 31, 1995 (unaudited).   4

             Notes to Consolidated Financial Statements (unaudited)....   5

PART II - Other Information

       Item 6. Exhibits and Reports on Form 8-K........................   8

Signatures.............................................................   9

                       PART I - Financial Information

Item 1. Financial Statements


                        CONSOLIDATED BALANCE SHEETS
                      (In Thousands except share data)

                                   ASSETS

                                                                                  December 31,      March 31,
                                                                                      1995            1996
                                                                                  ------------      --------
                                                                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents (Note 3)                                               $ 2,700        $ 3,137
    Investments (Note 4)                                                               4,961          3,750
    Receivables (Note 5)                                                              13,769         15,550
    Tax refund receivable                                                                 36             36
    Inventories (Note 6)                                                              10,425         12,259
    Prepaid expenses                                                                     159            185
    Deferred income taxes                                                                626            763
                                                                                     -------        -------

        Total current assets                                                          32,676         35,680

INVESTMENTS (Note 4)                                                                   2,540          2,507
EQUIPMENT                                                                              4,604          4,749
LEASE RECEIVABLES                                                                      2,663          2,457
OTHER ASSETS                                                                           2,159          2,353

TOTAL                                                                                $44,642        $47,746
                                                                                     =======        =======


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                 $ 2,597        $ 4,739
    Accrued payroll liabilities                                                          606            719
    Accrued warranty reserves                                                            892          1,133
    Deferred revenue                                                                     434            497
    Income taxes payable                                                                 870            655
    Other current liabilities                                                            871            910
                                                                                     -------        -------

        Total current liabilities                                                      6,270          8,653

COMMITMENTS AND CONTINGENCIES                                                           --             --
LONG-TERM DEBT (Note 8)                                                                3,500           --
DEFERRED INCOME TAXES                                                                    450            415

SHAREHOLDERS' EQUITY:  (Note 7)

    Preferred stock - 500,000 shares authorized;
        none issued and outstanding                                                     --             --
    Common stock - 15,000,000 shares authorized;
        7,222,394 and 7,701,925 shares issued and outstanding                         27,150         30,746
    Warrants - 200,001 issued and outstanding                                             59             59
    Retained earnings                                                                  7,099          7,844
    Unrealized gain on marketable securities                                              96             17
    Cumulative foreign currency translation adjustment                                    18             12
                                                                                     -------        -------

        Total shareholders' equity                                                    34,422         38,678
                                                                                     -------        -------

TOTAL                                                                                $44,642        $47,746
                                                                                     =======        =======

               See notes to consolidated financial statements

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands except share data)
                                (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                -------------------------
                                                1995                 1996
                                                ----                 ----

NET SALES                                  $     8,920         $    11,607
COST OF SALES                                    5,277               7,234
                                           -----------         -----------

        Gross profit                             3,643               4,373

OPERATING EXPENSES:
    Research and development                       595                 898
    Selling and marketing                          994               1,412
    General and administrative                     617               1,000
                                           -----------         -----------

        Total operating expenses                 2,206               3,310

OPERATING INCOME                                 1,437               1,063

OTHER INCOME (EXPENSE):
    Foreign currency loss                         (374)                (21)
    Interest income                                 88                 195
    Interest expense                              (240)                (62)
    Other                                          (27)                 (6)
                                           -----------         -----------

        Total other income (expense)              (553)                106

INCOME BEFORE TAXES                                884               1,169
TAX EXPENSE                                        359                 424
                                           -----------         -----------

NET INCOME                                 $       525         $       745
                                           ===========         ===========

NET INCOME PER SHARE                       $      0.10         $      0.10
                                           ===========         ===========

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING            5,101,315           7,831,332
                                           ===========         ===========



              See notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In Thousands except share data)




                                                                                                                  Cumulative
                                                                                                      Unrealized  Foreign
                                                                                                      Gain on     Currency
                                              Common Stock             Warrants             Retained  Marketable  Translation
                                          Shares        Amount     Shares     Amount        Earnings  Securities  Adjustment  Total
                                          ------        ------     ------     ------        --------  ----------  ----------- -----

BALANCE, December 31, 1994              4,363,705    $  5,549     400,001    $ 119        $   3,358    $   --     $    21   $ 9,047
  Net income                                                                                  3,741                           3,741
  Proceeds from exercise of
    options for 210,539 shares of
    common stock                          210,539         393                                                                   393
  Proceeds from sale of 2,500,000
    shares of common stock, less
    $2,602 costs of issuance            2,500,000      21,148                                                                21,148
  Exercise of 200,000 warrants
    into 148,150 shares of common
    stock                                 148,150          60    (200,000)     (60)                                               0
  Unrealized gain on marketable
    securities                                                                                             96                    96
  Foreign currency translation
    adjustment                                                                                                         (3)       (3)
                                        --------------------------------------------------------------------------------------------

BALANCE, December 31, 1995              7,222,394      27,150     200,001       59            7,099        96          18    34,422
  Net income (unaudited)                                                                        745                             745
  Proceeds from exercise of
    options for 12,864 shares of
    common stock (unaudited)               12,864          96                                                                    96
  Exercise of convertible options for
    466,667 shares of common
    stock (unaudited)                     466,667       3,500                                                                 3,500
  Unrealized loss on marketable
    securities (unaudited)                                                                                (79)                  (79)
  Foreign currency translation
    adjustment (unaudited)                                                                                             (6)       (6)
                                        --------------------------------------------------------------------------------------------

BALANCE, March 31, 1996
    (unaudited)                         7,701,925    $ 30,746     200,001    $  59        $   7,844    $   17     $    12   $38,678
                                        ============================================================================================


               See notes to consolidated financial statements

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      1995       1996
                                                                      ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   525    $   745
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                    330        361
       Deferred taxes on income                                         164       (172)
   Decrease (increase) in assets:
       Receivables                                                     (576)    (1,781)
       Inventories                                                     (720)    (1,820)
       Prepaid expenses and tax refund receivable                       (54)       (26)
       Other assets                                                    --          (35)
   Increase (decrease) in liabilities:
       Accounts payable                                               1,784      2,142
       Accrued payroll liabilities                                       95        113
       Accrued warranty reserves                                        (49)       241
       Deferred revenue                                                 167         63
       Income taxes payable                                             159       (215)
       Other current liabilities                                        236         39
                                                                    -------    -------

          Net cash provided by (used in) operating activities         2,061       (345)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                             (69)      (472)
   Investment in software development                                   (28)      (207)
   Purchase of investments                                             --         (322)
   Proceeds from sale of investments                                   --        1,487
   (Investment in) reduction of lease receivables                      (725)       206
   Net disposals of equipment                                            25       --
                                                                    -------    -------

      Net cash provided by (used in) investing activities              (797)       692

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) line of credit
     and notes payable                                               (1,926)      --
   Proceeds from exercise of stock options and warrants                   6         96
   Proceeds from issuance of long term debt                           1,000       --
   Payments on long term debt (Note 8)                                 (109)      --
                                                                    -------    -------

      Net cash provided by (used in) financing activities            (1,029)        96

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                  25         (6)
                                                                    -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               260        437
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          192      2,700
                                                                    -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   452    $ 3,137
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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

                                            DECEMBER 31,         MARCH 31,
                                                    1995              1996
                                            ------------         ---------

   Cash                                         $    590          $    417
   Money market investments                        2,110             2,720
                                                --------          --------

            Total cash and cash equivalents      $ 2,700           $ 3,137
                                                 =======           =======

4. INVESTMENTS

Investments, classified as available for sale, consist of the following (in thousands):

                                                    AMORTIZED       UNREALIZED       UNREALIZED        FAIR
                                                      COST             GAINS           LOSSES         VALUE
DECEMBER 31, 1995
- -----------------
Debt securities issued by the United
  States Treasury and other US government
  corporations and agencies                        $    1,908       $       24        $       --    $   1,932
Debt securities issued by states of the
  United States and political subdivisions
   thereof                                              3,508               56                --        3,564
Corporate obligations                                     989                1                --          990
Preferred stock                                         1,000               15                --        1,015
                                                   ----------       ----------        ----------    ---------

      Total                                        $    7,405       $       96        $       --    $   7,501
                                                   ==========       ==========        ==========    =========

                        FEI COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (UNAUDITED)


MARCH 31, 1996
- --------------
Debt securities issued by the United
  States Treasury and other US government
  corporations and agencies                        $    1,914       $        7        $       --    $   1,921
Debt securities issued by states of the
  United States and political subdivisions
   thereof                                              2,826                5                --        2,831
Corporate obligations                                     500               --                --          500
Preferred stock                                         1,000                5                --        1,005
                                                   ----------       ----------        ----------    ---------

      Total                                        $    6,240       $       17        $       --    $   6,257
                                                   ==========       ==========        ==========    =========

These investments have been reported as follows:

                                                DECEMBER 31,         MARCH 31,
                                                        1995              1996
                                                ------------         ---------

       Current assets - investments                 $  4,961          $  3,750
       Noncurrent assets - investments                 2,540             2,507
                                                    --------          --------

       Total                                         $ 7,501           $ 6,257
                                                     =======           =======


5. RECEIVABLES

Receivables consist of the following (in thousands):

                                              DECEMBER 31,          MARCH 31,
                                                  1995                1996
                                              ------------          ---------

Trade                                         $    12,000         $  13,922
Foreign tax deposit and other                         587               321
Current portion of lease receivable                 1,277             1,404
                                              -----------         ---------

     Subtotal                                      13,864            15,647
Allowance for doubtful accounts                       (95)              (97)
                                              -----------         ---------

     Total receivables                        $    13,769         $  15,550
                                              ===========         =========

                        FEI COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (UNAUDITED)


6. INVENTORIES

Inventories consist of the following (in thousands):

                                               DECEMBER 31,          MARCH 31,
                                                    1995                1996
                                               ------------          ---------

Raw materials and assembled parts              $     7,011         $   6,989
Work in process                                      1,866             3,211
Finished goods                                       1,626             2,148
                                               -----------         ---------

     Subtotal                                       10,503            12,348
Inventory reserves                                     (78)              (89)
                                               -----------         ---------
     Total inventories                         $    10,425         $  12,259
                                               ===========         =========

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

9. LITIGATION

On May 12, 1995, Micrion Corporation ("Micrion"), a principal competitor of the Company, filed suit against the Company alleging infringement of a patent issued to Micrion relating to the use of an electron gun to neutralize the positive charge that can develop with the use of an ion beam in FIB workstations. Micrion seeks an injunction against the alleged infringement of the Micrion patent, damages of at least $1,000,000, treble damages for infringement of the Micrion patent, attorney's fees and other damages. The Company believes it has valid defenses to Micrion's claims.

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

The Company believes it has valid defenses and intends to vigorously defend the litigation. The Company believes the likelihood of a material finding in favor of Micrion is remote and, accordingly, has not recorded a liability with respect to this contingency. Nonetheless, it is not possible to predict the outcome of this matter with certainty.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar instruments and permits companies to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows a company to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to measure compensation cost in conformity with APB No. 25 and to make pro forma disclosures of net income and earnings per share in its annual report on Form 10-K for the year ended December 31, 1996, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.



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

                                          FEI COMPANY
                                          (Registrant)



Dated: August 7, 1996                     WILLIAM G. LANGLEY
                                          -------------------------------------
                                          William G. Langley
                                          President, Chief Financial Officer
                                          and Authorized Officer

                               Exhibit Index

                                                              Sequential Page
Exhibit No.    Description                                         No.

11             Statement of Computation of Per Share Earnings

27             Financial Data Schedule