Form 10-Q
period 1996-06-30
FEI CO
filed 1996-08-14
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,915,401 shares of Common Stock were outstanding at July 31, 1996.

                             INDEX TO FORM 10-Q

                                                                         Page

Part I - Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets - June 30, 1996 (unaudited)
               and December 31, 1995.....................................  1

               Consolidated Statements of Operations - Three Months Ended June 30, 1996 and June 30, 1995 and Six Months Ended
               June 30, 1996 and June 30, 1995 (unaudited)................ 2

               Consolidated Statements of Changes in Shareholders'
               Equity - Six Months Ended June 30, 1996 (unaudited)
               and Year Ended December 31, 1995 .........................  3

               Consolidated Statements of Cash Flows - Six Months Ended
               June 30, 1996 (unaudited) and June 30, 1995 (unaudited)...  4

               Notes to Consolidated Financial Statements (unaudited)....  5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  9

Part II - Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders....... 12

     Item 6.   Exhibits and Reports on Form 8-K.......................... 14

Signatures............................................................... 15

                       PART I - Financial Information

Item 1. Financial Statements


                        CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)

                                   ASSETS

                                                         December 31,  June 30,
                                                            1995         1996
                                                         ------------  --------
                                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents (Note 3)                      $  2,700   $  3,734
  Investments (Note 4)                                      4,961      1,319
  Receivables (Note 5)                                     13,769     11,881
  Tax refund receivable                                        36         36
  Inventories (Note 6)                                     10,425     15,256
  Prepaid expenses                                            159        346
  Deferred income taxes                                       626        819
                                                         --------   --------

      Total current assets                                 32,676     33,391

INVESTMENTS                                                 2,540      2,461
EQUIPMENT                                                   4,604      5,708
LEASE RECEIVABLES                                           2,663      2,726
OTHER ASSET (Note 7)                                        2,159      5,822
                                                         --------   --------

TOTAL                                                    $ 44,642   $ 50,108
                                                         ========   ========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $  2,597   $  5,553
  Accrued payroll liabilities                                 606        781
  Accrued warranty reserves                                   892      1,054
  Deferred revenue                                            434        549
  Income taxes payable                                        870        882
  Other current liabilities                                   871        747
                                                         --------   --------

      Total current liabilities                             6,270      9,566

COMMITMENTS AND CONTINGENCIES                                --         --
LONG-TERM DEBT (Note 9)                                     3,500       --
DEFERRED INCOME TAXES                                         450        386

SHAREHOLDERS' EQUITY:  (Note 8)

  Preferred stock - 500,000 shares authorized;
    none issued and outstanding                              --         --
  Common stock - 15,000,000 shares authorized;
    7,222,394 and 7,915,431 shares issued and outstanding  27,150     31,615
  Warrants - 200,001 and 50,000 issued and outstanding         59         15
  Retained earnings                                         7,099      8,553
  Unrealized gain (loss) on marketable securities              96        (39)
  Cumulative foreign currency translation adjustment           18         12
                                                         --------   --------

      Total shareholders' equity                           34,422     40,156
                                                         --------   --------

TOTAL                                                    $ 44,642   $ 50,108
                                                         ========   ========

               See notes to consolidated financial statement

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except share data)
                                (Unaudited)


                                              Three Months Ended                 Six Months Ended
                                                   June 30,                           June 30,
                                           -----------------------            ---------------------
                                           1995               1996            1995             1996
                                           ----               ----            ----             ----
NET SALES                              $    9,201         $   12,075       $   18,121        $   23,682
COST OF SALES                               5,695              7,875           10,972            15,109
                                       ----------         ----------       ----------        ----------

        Gross profit                        3,506              4,200            7,149             8,573

OPERATING EXPENSES:
    Research and development                  627                936            1,222             1,834
    Selling and marketing                   1,041              1,299            2,035             2,711
    General and administrative                641              1,047            1,258             2,047
                                       ----------         ----------       ----------        ----------

        Total operating expenses            2,309              3,282            4,515             6,592
                                       ----------         ----------       ----------        ----------

OPERATING INCOME                            1,197                918            2,634             1,981

OTHER INCOME (EXPENSE):
    Foreign currency gain (loss)              170                 22             (204)                1
    Interest income                           187                207              275               402
    Interest expense                         (207)                (3)            (447)              (65)
    Other                                    (146)               (16)            (173)              (22)
                                       ----------         ----------       ----------        ----------

        Total other income (expense)            4                210             (549)              316
                                       ----------         ----------       ----------        ----------

INCOME BEFORE TAXES                         1,201              1,128            2,085             2,297
TAX EXPENSE                                   456                419              815               843
                                       ----------         ----------       ----------        ----------

NET INCOME                             $      745         $      709       $    1,270        $    1,454
                                       ==========         ==========       ==========        ==========

NET INCOME PER SHARE                   $     0.13         $     0.09       $     0.23        $     0.18
                                       ==========         ==========       ==========        ==========

WEIGHTED AVERAGE COMMON
    AND COMMON EQUIVALENT
    SHARES OUTSTANDING                  5,866,801          8,243,878        5,493,607         8,037,632
                                       ==========         ==========       ==========        ==========

                                See notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands except share data)




                                                                                          Unrealized Cumulative
                                                                                            Gain     Foreign
                                                                                          (Loss) on  Currency
                                         Common Stock              Warrants    Retained  Marketable  Translation
                                      Shares     Amount      Shares    Amount  Earnings  Securities  Adjustment      Total
                                      ------     ------      ------    ------  --------  ----------  ----------      -----
BALANCE, December 31, 1994           4,363,705    $  5,549    400,001  $ 119   $  3,358   $  --          $ 21    $   9,047
  Net income                                                                      3,741                              3,741
  Proceeds from exercise of
    options for 210,539 shares of
    common stock                       210,539         393                                                             393
  Proceeds from sale of 2,500,000
    shares of common stock, less
    $2,602 costs of issuance         2,500,000      21,148                                                          21,148
  Exercise of 200,000 warrants
    into 148,150 shares of common
    stock                              148,150          60   (200,000)   (60)                                            0
  Unrealized gain on marketable
    securities                                                                               96                         96
  Foreign currency translation
    adjustment                                                                                             (3)          (3)
                                     ---------------------------------------------------------------------------------------

BALANCE, December 31, 1995           7,222,394      27,150    200,001     59      7,099      96            18       34,422
  Net income (unaudited)                                                          1,454                              1,454
  Proceeds from exercise of
    options for 104,320 shares of
    common stock (unaudited)           104,320         921                                                             921
  Exercise of convertible options
    for 466,667 shares of common
    stock (unaudited)                  466,667       3,500                                                           3,500
  Exercise of 150,001 warrants
    into 122,050 shares of
    common stock (unaudited)           122,050          44   (150,001)   (44)                                            0
  Unrealized loss on marketable
    securities (unaudited)                                                                 (135)                      (135)
  Foreign currency translation
    adjustment (unaudited)                                                                                 (6)          (6)
                                     ---------------------------------------------------------------------------------------

BALANCE, June 30, 1996
    (unaudited)                      7,915,431     $31,615     50,000  $  15   $  8,553    $(39)         $ 12      $40,156
                                     =======================================================================================


              See notes to consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                   1995                 1996
                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   1,270            $   1,454
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                  741                  756
       Deferred taxes on income                                       254                 (257)
   Decrease (increase) in assets:
       Receivables                                                 (1,551)              (1,362)
       Inventories                                                   (352)              (4,818)
       Prepaid expenses and tax refund receivable                     234                 (187)
       Other assets                                                    (6)                 (65)
   Increase (decrease) in liabilities:
       Accounts payable                                              (805)               2,956
       Accrued payroll liabilities                                    301                  175
       Accrued warranty reserves                                      103                  162
       Deferred revenue                                                18                  115
       Income taxes payable                                           151                   12
       Other current liabilities                                       (9)                (124)
                                                                ---------            ---------

          Net cash provided by (used in) operating activities         349               (1,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                        (1,058)              (1,798)
   Investment in software development                                 (78)                (437)
   Proceeds from sale of investments                                   --                4,608
   Purchase of investments                                             --               (1,022)
   (Investment in) reduction of lease receivables                    (645)                 (63)
   Net disposals of equipment                                          31                   14
                                                                ---------            ---------

      Net cash provided by (used in) investing activities          (1,750)               1,302

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) line of credit
     and notes payable                                             (6,386)                  --
   Proceeds from exercise of stock options and warrants                69                  921
   Net proceeds from sale of stock (Note 8)                        21,231                   --
   Proceeds from issuance of long term debt                         1,000                   --
   Payments on long term debt                                      (1,348)                  --
                                                                ---------            ---------

      Net cash provided by financing activities                    14,566                  921

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                24                   (6)
                                                                ---------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          13,189                1,034
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        192                2,700
                                                                ---------            ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  13,381            $   3,734
                                                                =========            =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION
   Cash paid during the period for:
      Interest                                                  $     511            $      62
      Income taxes paid                                               335                1,119

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of long-term debt into 466,667
     shares of the Company's common stock (Note 9)              $      --            $   3,500
  Exchange of receivable for investment in Norsam
    Technologies, Inc. (Note 7)                                        --                3,250

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

3.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

                                      December 31, 1995    June 30, 1996
                                      -----------------    -------------

     Cash                                 $    590           $  1,124
     Money market investments                2,110              2,610
                                          --------           --------

       Total cash and cash equivalents     $ 2,700           $ 3,734
                                           =======           =======

4.   INVESTMENTS

Investments, classified as available for sale, consist of the following (in thousands):

                                            Amortized  Unrealized  Unrealized  Fair
                                              Cost       Gains       Losses    Value
                                            ---------  ----------  ----------  -----
December 31, 1995
- -----------------
Debt securities issued by the United
  States Treasury and other US government
  corporations and agencies                   $1,908       $ 24        $ --    $1,932
Debt securities issued by states of the
  United States and political subdivisions
   thereof                                     3,508         56          --     3,564
Corporate obligations                            989          1          --       990
Preferred stock                                1,000         15          --     1,015
                                              ------       ----        ----    ------

      Total                                   $7,405       $ 96        $ --    $7,501
                                              ======       ====        ====    ======


                        FEI COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (Unaudited)


June 30, 1996
- -------------

Debt securities issued by the United
  States Treasury and other US government
  corporations and agencies                   $1,500       $  1        $ --    $1,501
Debt securities issued by states of the
  United States and political subdivisions
   thereof                                     1,319        --           40     1,279
Preferred stock                                1,000        --           --     1,000
                                              ------       ----        ----    ------

      Total                                   $3,819       $  1        $ 40    $3,780
                                              ======       ====        ====    ======


These investments have been reported as follows:

                                              December 31, 1995   June 30, 1996
                                              -----------------   -------------
     Current assets - investments               $  4,961           $  1,319
     Noncurrent assets - investments               2,540              2,461
                                                --------           --------

       Total                                    $  7,501           $  3,780
                                                ========           ========


5.   RECEIVABLES

Receivables consist of the following (in thousands):

                                            December 31, 1995     June 30, 1996
                                            -----------------     -------------

Trade                                         $  12,000            $ 10,147
Foreign tax deposit and other                       587                 402
Current portion of lease receivable               1,277               1,473
                                              ---------            --------

     Subtotal                                    13,864              12,022
Allowance for doubtful accounts                     (95)               (141)
                                              ---------            --------

     Total receivables                        $  13,769            $ 11,881
                                              =========            ========

                        FEI COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (Unaudited)


6.   INVENTORIES

Inventories consist of the following (in thousands):

                                              December 31, 1995  June 30, 1996
                                              -----------------  -------------

Raw materials and assembled parts                 $  7,011        $  9,098
Work in process                                      1,866           3,798
Finished goods                                       1,626           2,472
                                                  --------        --------

     Subtotal                                       10,503          15,368
Inventory reserves                                     (78)           (112)
                                                  --------        --------
     Total inventories                            $ 10,425        $ 15,256
                                                  ========        ========

7.   OTHER ASSETS

Other assets consist of the following (in thousands):

                                                               December 31, 1995   June 30, 1996
                                                               -----------------   -------------
Service inventories, noncurrent, net of reserves of $375
  and $634, respectively                                            $ 1,500           $1,500
Investment in Norsam Technologies, Inc.                                  --            3,250
Capitalized software development costs, net of amortization
  of $545 and $624, respectively                                        499              858
Goodwill, net of amortization of $102 and $113, respectively             73               62
Cash surrender value of life insurance                                   77               77
Deposits and other                                                       10               75
                                                                    -------           ------
     Total other assets                                             $ 2,159           $5,822
                                                                    =======           ======

In the three months ended June 30, 1996, the Company sold three FIB workstations to Norsam Technologies, Inc. (Norsam) for use in a new commercial application of FIB technology providing long term archival and very high density data storage. The $3,250,000 sales price of the three FIB workstations and the related receivable was paid in the form of 500,000 shares of Norsam Series A Preferred Stock convertible into an aggregate of 1,250,000 shares of Norsam Common Stock.

8.   STOCK SALE

On June 1, 1995 the Company completed its initial public offering ("IPO") by issuing 2,500,000 shares of common stock at $9.50 per share, and proceeds, net of underwriters commissions and other expenses, amounted to $21,148,000. Approximately $6,165,000 of the proceeds were used to pay off the line of credit and lease finance line with the bank.

9.   LONG-TERM DEBT

On March 1, 1996 the Company's $3,500,000 note payable to a non-bank lender was converted into 466,667 shares of common stock.

                        FEI COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Standards No. 123 ("SFAS
No. 123"), "Accounting for Stock- Based Compensation," effective January 1, 1996. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar instruments and permits companies to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows a company to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to measure compensation cost in conformity with APB No. 25 and to make pro forma disclosures of net income and earnings per share in its annual report on Form 10-K for the year ended December 31, 1996, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

11.  LITIGATION

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

Results of Operations

Net Sales. Net sales for the three months ended June 30, 1996 increased $2.9 million (31%) and for the six months ended June 30, 1996 increased $5.6 million (31%) compared to the corresponding periods in 1995. The majority of this increase in sales can be attributed to increased sales of FIB workstations, which rose by $1.6 million and $3.3 million for the three months and six months ended June 30, 1996, respectively. In the three months ended June 30, 1996, the Company sold three FIB workstations to Norsam Technologies, Inc. ("Norsam") for use in a new commercial application of FIB technology providing long term archival and very high density data storage. The $3,250,000 sales price of the three FIB workstations and the related receivable was paid in the form of 500,000 shares of Norsam Series A Preferred Stock convertible into an aggregate of 1,250,000 shares of Norsam common stock.

International sales accounted for 42% of sales for the six months ended June 30, 1995 and 55% of sales for the six months ended June 30, 1996. The increase in international sales resulted from increased sales and marketing efforts in selected Asian markets, and the opening of a branch office in Germany. The Company expects that international sales will continue to represent a significant percentage of its net sales.

The Company believes recent slow downs in the integrated circuit industry will reduce the growth in sales for the balance of 1996.

Gross Profit. Gross profit for the three months ended June 30, 1996 increased $.7 million (20%) and for the six months ended June 30, 1996 increased $1.4 million (20%) compared to the corresponding periods in 1995. Gross profit as a percentage of sales for the three months ended June 30, 1996 decreased to 35% from 38% for the corresponding period in 1995, and gross profit as a percentage of sales for the six months ended June 30, 1996 decreased to 36% from 39% for the corresponding period in 1995. This decrease resulted primarily because the Company has increased sales into selected strategic Asian markets, where selling prices are lower due to increased competition, creating a negative impact on gross profit margins.

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

Research and Development. For the three months ended June 30, 1996, research and development expense increased $309,000 (49%) and for the six months ended June 30, 1996 increased $612,000 (50%) compared to the corresponding periods in 1995. These increases are primarily attributable to increased engineer staffing levels and consultant costs related to FIB workstation automation and clean room development projects. Labor and related expenses increased $302,000 for the quarter and $513,000 for the six months ended June 30, 1996 as compared to the same periods in 1995.

Capitalized software development costs were $28,000 and $231,000 for the three months ended June 30, 1995 and 1996, respectively, and $78,000 and $437,000 for the six months ended June 30, 1995 and 1996, respectively.

Selling and Marketing. Selling and marketing expense for the three months ended June 30, 1996 increased $258,000 (25%) and for the six months ended June 30, 1996 increased $676,000 (33%) compared to the corresponding periods in 1995. Selling and marketing expense as a percentage of sales for the three months ended June 30, 1995 and 1996 was 11%, and for the six months ended June 30, 1995 and 1996 was also 11%. The increase in dollar amounts reflects the greater amount of sales commissions paid in connection with increased sales volume. Sales commissions increased $76,000 for the quarter and $230,000 for the six months ended June 30, 1996 as compared to the same periods in 1995. Increased sales, technical marketing and support staffing levels were also a significant factor in the increase of selling and marketing expenses. Labor and related expenses increased $121,000 for the quarter and $303,000 for the six months ended June 30, 1996 as compared to the same periods in 1995.

General and Administrative. General and administrative expense for the three months ended June 30, 1996 increased $406,000 (63%) and for the six months ended June 30, 1996 increased $789,000 (63%) compared to the corresponding periods in 1995. The increase was primarily due to the hiring of additional administrative staff, which increased such expense $298,000 for the quarter and $600,000 for the six months ended June 30, 1996 as compared to the same periods in 1995, and the additional costs of public and shareholder reporting, which were $102,000 for the quarter and $151,000 for the six months ended June 30, 1996, and $0 for the same periods in 1995.

Other Income (Expense). Foreign currency gain decreased $148,000 (87%) for the three months ended June 30, 1996 and foreign currency loss decreased $205,000 (100%) for the six months ended June 30, 1996 compared to the corresponding periods in 1995. This change between periods was driven by relatively constant exchange rates for the periods in 1996 compared with the fluctuation in value of the US dollar against the Dutch guilder in 1995.

Interest income increased $20,000 (11%) for the three months ended June 30, 1996 and $127,000 (46%) for the six months ended June 30, 1996 compared to the corresponding periods in 1995. This increase results from earnings on the excess cash generated by the initial public offering of the Company's stock.

Interest expense decreased $204,000 (100%) for the three months ended
June 30, 1996 and $382,000 (85%) for the six months ended June 30, 1996 compared to the corresponding periods in 1995. This decrease is because of the repayment of debt with the proceeds from the initial public offering of the Company's stock.

Other expense for the three and six months ended June 30, 1995 includes a writeoff of purchased software that was no longer in use.

Tax Expense. The effective income tax rate was 38% for the three months and six months ended June 30, 1995 compared to effective rates of 37% and 37% for the three months and six months ended June 30, 1996, respectively. These rates vary from the Company's federal statutory tax rate of 34% primarily due to the addition of state and foreign sales corporation taxes and the reduction of foreign sales corporation dividends, research and development credits and various treatments of international transactions and related taxes. The decrease in the effective tax rates for the 1996 periods from the corresponding periods in 1995 is primarily due to additional foreign sales corporation exclusions during the 1996 periods.

Consolidated income before tax includes the parent and its two wholly owned European subsidiaries (such subsidiaries are collectively referred to as "FEI Europe"). Income before tax for FEI Europe, as a percentage of consolidated income before tax, was 5% for the six months ended June 30, 1995, and (5)% for the six months ended June 30, 1996. The loss for 1996 was due to start up and operating costs associated with opening and running a new office in Germany.

Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government financed competition, changes in trade policies, tariff regulations and difficulties in obtaining U.S. export licenses. Changes in relevant foreign currency exchange rates between time of sale and time of payment can also adversely impact profits.

Liquidity and Capital Resources

At June 30, 1996, the Company had total cash and cash equivalents of $3.7 million compared to $2.7 million at December 31, 1995. Cash used by operating activities for the six months ended June 30, 1996 was $1.2 million compared to cash provided of $.3 million for the six months ended June 30, 1995. The primary components causing this decrease in cash from operating activities during 1996 were an increase in inventory of $4.8 million and an increase in accounts payable of $2.9 million. The increase in inventory resulted from lower than expected sales of FIB workstations and the increase in accounts payable represents a corresponding increase in purchases to meet the projected sales levels.

Investing activities provided $1.3 million during the six months ended June 30, 1996 and consumed $1.8 million during the six months ended June 30, 1995. The majority of this increase during 1996 was from sales of investments, which were $3.6 million, net. Capital expenditures increased from 1995 levels primarily due to the purchase of research and development and training equipment. The Company expects to continue to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity.

Financing activities provided $.9 million for the six months ended June 30, 1996 and $14.6 million for the corresponding period in 1995. During 1995, the Company completed its initial public offering, with net proceeds of $21.2 million in cash. From these proceeds, the Company paid off its bank line of credit and long term debt.

Other sources of liquidity include an unused bank line of credit at August 6, 1996 of $10 million, which is subject to renewal on July 31, 1997. The Company believes it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures and operating expenses.

                        Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     On May 15, 1996 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 7,701,895 shares of Common Stock were issued and outstanding.

     1. The shareholders elected each of Lynwood W. Swanson, William G. Langley, Charles T. Riddle, Noel A. Martin, John C. Beckman, Edward H. Cooley, Gregory J. Houser, Lloyd R. Swenson, and Donald R. VanLuvanee, by the votes indicated below, to serve on the Company's Board of Directors for the ensuing year:

                  Lynwood W. Swanson
                  ------------------
                         6,153,558           shares in favor
                            24,000           shares against or withheld
                                 0           abstentions
                                 0           broker nonvotes

                  William G. Langley
                  ------------------
                         6,153,558           shares in favor
                            24,000           shares against or withheld
                                 0           abstentions
                                 0           broker nonvotes


                  Charles T. Riddle
                  -----------------
                         6,152,532           shares in favor
                            25,026           shares against or withheld
                                 0           abstentions
                                 0           broker nonvotes


                  Noel A. Martin
                  --------------
                         6,153,558           shares in favor
                            24,000           shares against or withheld
                                 0           abstentions
                                 0           broker nonvotes


                  John C. Beckman
                  ---------------
                         6,153,558           shares in favor
                            24,000           shares against or withheld
                                 0           abstentions
                                 0           broker nonvotes

                  Edward H. Cooley
                  ----------------
                          6,153,558          shares in favor
                             24,000          shares against or withheld
                                  0          abstentions
                                  0          broker nonvotes

                  Gregory J. Houser
                  -----------------
                         6,153,558           shares in favor
                            24,000           shares against or withheld
                                 0           abstentions
                                 0           broker nonvotes


                  Lloyd R. Swenson
                  ----------------
                         6,153,558           shares in favor
                            24,000           shares against or withheld
                                 0           abstentions
                                 0           broker nonvotes


                  Donald R. VanLuvanee
                  --------------------
                         6,151,558           shares in favor
                            26,000           shares against or withheld
                                 0           abstentions
                                 0           broker nonvotes


     2. The shareholders voted to amend the Company's 1995 Stock Incentive Plan to increase the total number of shares of Common Stock of the Company reserved for issuance under the Plan from 500,000 to 800,000 by the votes indicated below:

                         5,590,603           shares in favor
                           455,519           shares against or withheld
                           131,436           abstentions
                                 0           broker nonvotes

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

                                   FEI COMPANY
                                   (Registrant)



Dated: August 12, 1996             WILLIAM G. LANGLEY
                                   --------------------------------------------
                                   William G. Langley
                                   President, Chief Financial Officer
                                   and Authorized Officer

                               Exhibit Index


Exhibit                                                          Sequential Page
  No.          Description                                               No.
- -------        -----------                                       ---------------

11             Statement of Computation of Per Share Earnings

27             Financial Data Schedule