Form 10-Q
period 1996-09-30
FEI CO
filed 1996-11-14
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,956,933 shares of Common Stock were outstanding at October 31, 1996.

                             INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----

Part I - Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets - September 30, 1996
              (unaudited) and December 31, 1995............................ 1

              Consolidated Statements of Operations - Three Months
              Ended September 30, 1996 and September 30, 1995 and
              Nine Months Ended September 30, 1996 and September 30,
              1995 (unaudited)............................................. 2

              Consolidated Statements of Changes in Shareholders'
              Equity - Nine Months Ended September 30, 1996 (unaudited)
              and Year Ended December 31, 1995 ............................ 3

              Consolidated Statements of Cash Flows - Nine Months
              Ended September 30, 1996 (unaudited) and September 30,
              1995 (unaudited)............................................. 4

              Notes to Consolidated Financial Statements (unaudited)....... 5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 9

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K.............................12

Signatures.................................................................13

                       PART I - Financial Information

Item 1. Financial Statements


                        CONSOLIDATED BALANCE SHEETS
                      (In thousands except share data)

                                   ASSETS

                                                                       December 31,          September 30,
                                                                              1995                   1996
                                                                       -----------            -----------
                                                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (Note 3)                                     $   2,700             $    1,485
    Investments (Note 4)                                                     4,961                     --
    Receivables (Note 5)                                                    13,769                 12,232
    Tax refund receivable                                                       36                     17
    Inventories (Note 6)                                                    10,425                 18,790
    Prepaid expenses                                                           159                    404
    Deferred income taxes                                                      626                    994
                                                                       -----------             ----------

        Total current assets                                                32,676                 33,922

INVESTMENTS (NOTE 4)                                                         2,540                  1,000
EQUIPMENT                                                                    4,604                  8,295
LEASE AND NOTE RECEIVABLES (Note 11)                                         2,663                  2,532
OTHER ASSETS (Note 7)                                                        2,159                  6,132
                                                                       -----------             ----------

TOTAL                                                                    $  44,642             $   51,881
                                                                       ===========             ==========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit and notes payable (Note 10)                           $      --             $    3,328
    Accounts payable                                                         2,597                  4,358
    Accrued payroll liabilities                                                606                    802
    Accrued warranty reserves                                                  892                  1,121
    Deferred revenue                                                           434                    491
    Income taxes payable                                                       870                    397
    Other current liabilities                                                  871                    811
                                                                       -----------             ----------

        Total current liabilities                                            6,270                 11,308

COMMITMENTS AND CONTINGENCIES                                                   --                     --
LONG-TERM DEBT (Note 9)                                                      3,500                     --
DEFERRED INCOME TAXES                                                          450                    489

SHAREHOLDERS' EQUITY:  (Note 8)

    Preferred stock - 500,000 shares authorized;
        none issued and outstanding                                             --                     --
    Common stock - 15,000,000 shares authorized;
        7,222,394 and 7,956,933 shares issued and outstanding               27,150                 31,658
    Warrants - 200,001 and zero issued and outstanding                          59                     --
    Retained earnings                                                        7,099                  8,418
    Unrealized gain on marketable securities                                    96                     --
    Cumulative foreign currency translation adjustment                          18                      8
                                                                       -----------             ----------

        Total shareholders' equity                                          34,422                 40,084
                                                                       -----------             ----------

TOTAL                                                                    $  44,642             $   51,881
                                                                       ===========             ==========

              See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except share data)
                                (Unaudited)


                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                           -----------------------------       ----------------------------
                                                 1995               1996             1995              1996
                                           ----------         ----------       ----------        ----------
NET SALES                                  $   11,010         $    9,894       $   29,131        $   33,576
COST OF SALES                                   6,874              6,496           17,846            21,605
                                           ----------         ----------       ----------        ----------

        Gross profit                            4,136              3,398           11,285            11,971

OPERATING EXPENSES:
    Research and development                      681                975            1,903             2,809
    Selling and marketing                       1,189              1,553            3,224             4,264
    General and administrative                    592              1,053            1,850             3,100
                                           ----------         ----------       ----------        ----------

        Total operating expenses                2,462              3,581            6,977            10,173

OPERATING INCOME                                1,674               (183)           4,308             1,798

OTHER INCOME (EXPENSE):
    Foreign currency gain (loss)                 (108)               (27)            (312)              (26)
    Interest income                               331                125              606               527
    Interest expense                             (103)               (16)            (550)              (81)
    Other                                          (8)                (5)            (181)              (27)
                                           ----------         ----------       ----------        ----------

        Total other income (expense)              112                 77             (437)              393

INCOME BEFORE TAXES                             1,786               (106)           3,871             2,191
TAX EXPENSE                                       592                 29            1,407               872
                                           ----------         ----------       ----------        ----------

NET INCOME                                 $    1,194         $     (135)      $    2,464        $    1,319
                                           ==========         ==========       ==========        ==========

NET INCOME PER SHARE                       $     0.16         $    (0.02)      $     0.40        $     0.16
                                           ==========         ==========       ==========        ==========

WEIGHTED AVERAGE COMMON
    AND COMMON EQUIVALENT
    SHARES OUTSTANDING                      7,702,942          7,956,933        6,229,902         8,037,945
                                           ==========         ==========       ==========        ==========


              See notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands except share data)


                                                                                              Unrealized   Cumulative
                                                                                                    Gain      Foreign
                                                                                               (Loss) on     Currency
                                         Common Stock              Warrants         Retained  Marketable  Translation
                                        Shares      Amount     Shares    Amount     Earnings  Securities   Adjustment        Total
                                     ---------    --------    -------  --------   ----------  ----------   ----------   ----------
BALANCE, December 31, 1994           4,363,705    $  5,549    400,001  $    119   $    3,358    $     --     $     21     $  9,047
  Net income                                                                           3,741                                 3,741
  Proceeds from exercise of
    options for 210,539 shares of
    common stock                       210,539         393                                                                     393
  Proceeds from sale of 2,500,000
    shares of common stock, less
    $2,602 costs of issuance         2,500,000      21,148                                                                  21,148
  Exercise of 200,000 warrants
    into 148,150 shares of common
    stock                              148,150          60   (200,000)      (60)                                                --
  Unrealized gain on marketable
    securities                                                                                        96                        96
  Foreign currency translation
    adjustment                                                                                                     (3)          (3)
                                     -----------------------------------------------------------------------------------------------

BALANCE, December 31, 1995           7,222,394      27,150    200,001        59        7,099          96            18      34,422
  Net income (unaudited)                                                               1,319                                 1,319
  Proceeds from exercise of
    options for 108,020 shares of
    common stock (unaudited)           108,020         949                                                                     949
  Exercise of convertible options
    for 466,667 shares of common
    stock (unaudited)                  466,667       3,500                                                                   3,500
  Exercise of 200,001 warrants
    into 159,882 shares of
    common stock (unaudited)           159,882          59   (200,001)      (59)                                                --
  Unrealized loss on marketable
    securities (unaudited)                                                                           (96)                      (96)
  Foreign currency translation
    adjustment (unaudited)                                                                                        (10)         (10)
                                     -----------------------------------------------------------------------------------------------

BALANCE, September 30, 1996
    (unaudited)                      7,956,963     $31,658         --  $     --   $    8,418    $     --     $      8     $ 40,084
                                     -----------------------------------------------------------------------------------------------


              See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                        Nine Months          Nine Months
                                                                              Ended                Ended
                                                                       September 30,        September 30,
                                                                               1995                 1996
                                                                         ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $    2,464           $    1,319
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                          1,161                1,210
       Deferred taxes on income                                                 128                 (329)
   Decrease (increase) in assets:
       Receivables                                                           (3,867)              (1,713)
       Inventories                                                           (1,214)              (7,700)
       Prepaid expenses and tax refund receivable                               218                 (226)
       Other assets                                                              (7)                (179)
   Increase (decrease) in liabilities:
       Accounts payable                                                         757                1,761
       Accrued payroll liabilities                                              314                  196
       Accrued warranty reserves                                                288                  229
       Deferred revenue                                                          58                   57
       Income taxes payable                                                     708                 (473)
       Other current liabilities                                                313                  (60)

          Net cash provided (used in) operating activities                    1,321               (5,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                  (1,355)              (5,026)
   Investment in software development                                          (164)                (650)
   Purchase of marketable securities and other investments                       --               (1,038)
   Sale of marketable securities                                                 --                7,427
   Net investment in lease receivables (Note 11)                             (8,516)                (316)
   Net disposals of equipment                                                  (339)                  29

      Net cash provided (used in) investing activities                      (10,342)                 426

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) line of credit
     and notes payable                                                       (6,386)               3,328
   Proceeds from exercise of stock options and warrants                         368                  949
   Net proceeds from sale of stock (Note 8)                                  21,152                   --
   Proceeds from issuance of long term debt                                   1,000                   --
   Payments on long term debt                                                (1,348)                  --

      Net cash provided by financing activities                              14,786                4,277

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                          13                  (10)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          5,778               (1,215)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  192                2,700

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   5,970           $    1,485

SUPPLEMENTAL SCHEDULE OF CASH FLOW
  INFORMATION
   Cash paid during the period for:
      Interest                                                            $     582           $       81
      Income taxes paid                                                         534                1,694

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of long-term debt into 466,667
     shares of the Company's common stock (Note 9)                        $      --           $    3,500
  Exchange of receivable for investment in Norsam
    Technologies, Inc. (Note 7)                                                  --                3,250
Repossession of leased FIB workstation (Note 11)                                                     447

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

The preparation of financial statements in accordance with generally accepted account principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from estimates.

3.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

                                                    December 31, 1995      September 30, 1996
                                                    -----------------      ------------------
         Cash                                                $    590               $   1,188
         Money market investments                               2,110                     297
                                                             --------               ---------
                  Total cash and cash equivalents            $  2,700               $   1,485
                                                             ========               =========

4.   INVESTMENTS

Investments, classified as available for sale, consist of the following (in thousands):

                                                    Amortized       Unrealized       Unrealized          Fair
                                                         Cost            Gains           Losses         Value
                                                    ---------       ----------       ----------     ---------
December 31, 1995

Debt securities issued by the U.S.
  Treasury and other U.S. government
  corporations and agencies                        $    1,908       $       24        $       --    $   1,932
Debt securities issued by states of the
  U. S. and political subdivisions
  thereof                                               3,508               56                --        3,564
Corporate obligations                                     989                1                --          990
Preferred stock                                         1,000               15                --        1,015
                                                   ----------       ----------       -----------    ---------

      Total                                        $    7,405       $       96       $        --    $   7,501
                                                   ==========       ==========       ===========    =========

                        FEI COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (Unaudited)


September 30, 1996

Preferred stock                                    $    1,000       $       --       $        --    $   1,000

These investments have been reported as follows:

                                                    December 31, 1995      September 30, 1996
                                                    -----------------      ------------------
         Current assets - investments                        $  4,961               $      --
         Noncurrent assets - investments                        2,540                   1,000
                                                             --------               ---------
         Total                                               $  7,501               $   1,000
                                                             ========               =========


5.   RECEIVABLES

Receivables consist of the following (in thousands):

                                                    December 31, 1995      September 30, 1996
                                                    -----------------      ------------------
Trade                                                     $    12,000              $   11,284
Foreign tax deposit and other                                     587                     300
Current portion of lease receivable                             1,277                     868
                                                          -----------              ----------
    Allowance for doubtful accounts                               (95)                   (220)
                                                          -----------              ----------
     Total receivables                                    $    13,769              $   12,232
                                                          ===========              ==========


6.    INVENTORIES

Inventories consist of the following (in thousands):

                                                    December 31, 1995      September 30, 1996
                                                    -----------------      ------------------
Raw materials and assembled parts                         $     6,933             $    10,449
Work in process                                                 1,866                   5,778
Finished goods                                                  1,626                   2,563
                                                          -----------             -----------
     Total inventories                                    $    10,425             $    18,790
                                                          ===========             ===========

                        FEI COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (Unaudited)


7.   OTHER ASSETS

Other assets consist of the following (in thousands):

                                                               December 31, 1995      September 30, 1996
                                                               -----------------      ------------------
Service inventories, noncurrent, net of reserves of $375
  and $800, respectively                                             $    1,500             $    1,500
Investment in Norsam Technologies, Inc.                                      --                  3,250
Capitalized software development costs, net of amortization
  of $545 and $651, respectively                                            499                  1,043
Goodwill, net of amortization of $102 and $118, respectively                 73                     57
Cash surrender value of life insurance                                       77                     77
Deposits and other                                                           10                    189
                                                                     ----------             ----------
     Total other assets                                              $    2,159             $    6,132
                                                                     ==========             ==========

The Company has sold three FIB worksations to Norsam Technologies, Inc. (Norsam) for use in a new commercial application of FIB technology providing long term archival and very high density data storage. In addition, the Company has entered into an exclusive vendor relationship with Norsam for the purchase of up to an additional twenty workstations. As part of the initial transaction, the Company has received an equity position in Norsam of 500,000 shares of Norsam Series A Preferred Stock. Each share of Preferred Stock is convertible into shares of Norsam common stock at a conversion rate of $5.00 per share. The value of this transaction was $3,250,000.

8.   STOCK SALE

On June 1, 1995 the Company completed its initial public offering ("IPO") by issuing 2,500,000 shares of common stock at $9.50 per share, and proceeds, net of underwriters commissions and other expenses, amounted to $21,148,000. Approximately $6,165,000 of the proceeds were used to pay off the then-existing line of credit and lease finance line with the bank.

9.   LONG-TERM DEBT

On March 1, 1996 the Company's $3,500,000 note payable to a non-bank lender was converted into 466,667 shares of common stock.

10.  LINE OF CREDIT

A $10,000,000 operating line of credit is available at the bank's variable basic rate (8.5% at September 30, 1996). The amounts outstanding at December 31, 1995 and September 30, 1996 were zero and $3,328,000, respectively. The demand line will be subject to review on July 31, 1997. Borrowings under the line of credit are secured by eligible receivables, inventories and equipment.

11.  LEASE AND NOTE RECEIVABLES

During September, 1996, the Company repossessed a FIB workstation that had been leased to Beam-It, Inc. The balance of the lease obligation, after deducting the value of the FIB workstation taken back, was $800,000. On September 30, 1996, Beam-It signed an agreement to repay the remaining balance owing by providing marketing services to the Company during the next five years.

                        FEI COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (Unaudited)


12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financials Standards No. 123 ("SFAS No. 123"), "Account for Stock- Based Compensation," effective January 1, 1996. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar instruments and permits companies to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows a company to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to measure compensation cost in conformity with APB No. 25 and to make pro forma disclosures of net income and earnings per share in its annual report on Form 10-K for the year ended December 31, 1996, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

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

From time to time the Company may issue forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the electronics industry and general economies, both domestic and international; lower than expected customer orders; competitive factors, including increased competition, new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changes in product mix; receipt of a significant portion of customer orders and product shipments in the last month of each quarter; technological difficulties and resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward looking statements contained in this document regarding industry trends, product development and introductions, sales, marketing and manufacturing trends, litigation, liquidity and future business activities should be considered in light of these factors.

Results of Operations

Net Sales. Net sales for the three months ended September 30, 1996 decreased $1.1 million (10%) and for the nine months ended September 30, 1996 increased $4.4 million (15%) compared to the corresponding periods in 1995. The decrease in sales for the three months ended September 30, 1996 is the result of decreased sales of FIB workstations, which dropped by $2.4 million compared to the same period last year. This decline in FIB sales for the quarter is the result of slow downs in the integrated circuit industry. The majority of the increased sales for the nine months ended September 30, 1996 can be attributed to increased sales of both components and FIB workstations, which rose by $3.0 million and $833,000, respectively, compared to the same period last year. In the nine months ended September 30, 1996, the Company sold three FIB workstations to Norsam Technologies, Inc. ("Norsam") for use in a new commercial application of FIB technology providing long term archival and very high density data storage. The $3,250,000 sales price of the three FIB workstations was paid in the form of 500,000 shares of Norsam Series A Preferred Stock convertible into shares of Norsam common stock at a conversion rate of $5.00 per share.

International sales accounted for 57% of sales for the nine months end September 30, 1995, and 52% of sales for the nine months ended September 30, 1996. The Company expects that international sales will continue to represent a significant percentage of its net sales.

The Company believes that recent slow downs in the integrated circuit industry will result in lower sales growth for the remainder of 1996.

Gross Profit. Gross profit for the three months ended September 30, 1996 decreased $738,000 (18%) and for the nine months ended September 30, 1996 increased $686,000 (6%) compared to the corresponding periods in 1995. Gross profit as a percentage of sales for the three months ended September 30, 1996 decreased to 34% from 38% for the corresponding period in 1995, and gross profit as a percentage of sales for the nine months ended September 30, 1996 decreased to 36% from 39% for the corresponding period in 1995. This decrease in gross profit percent is caused by two significant factors, one of which is increased customer service costs. Customer service labor costs nearly doubled, increasing $240,000 for the three months and $740,000 for the nine months ended September 30, 1996, as compared to the same periods in 1995. Depreciation expense, primarily depreciation of customer service inventory, increased $131,000 and $331,000 for the three months and nine months ended September 30, 1996.

The second factor causing the decline in gross profit as a percentage of sales, primarily in the nine months ended September 30, 1996, was increased sales into selected strategic Asian markets, where selling prices are lower due to greater price competition.

The Company purchases a substantial number of components for its FIB workstations from Philips Electron Optics B.V. ("Philips") for which the purchase prices are denominated in Dutch guilders. The prices of those components are established annually by the Company and Philips. An increase in the value of the Dutch guilder in relation to the U.S. dollar would effectively increase the cost to the Company of those components and adversely affect the Company's gross profit margins.

Research and Development. For the three months ended September 30, 1996, research and development expense increased $294,000 (43%) and for the nine months ended September 30, 1996 increased $906,000 (48%) compared to the corresponding periods in 1995. These increases are primarily attributable to increased engineer staffing levels, consultant costs and use of operating supplies. The latter two factors are principally related to FIB workstation automation and clean room development projects. Labor and related expenses increased $268,000 for the quarter and $781,000 for the nine months ended September 30, 1996 as compared to the same periods in 1995, and operating supplies increased $79,000 and $138,000 for the same periods, respectively.

Capitalized software development costs were $86,000 and $213,000 for the three months ended September 30, 1995 and 1996, respectively, and $164,000 and $650,000 for the nine months ended September 30, 1995 and 1996, respectively. The Company is continuing to invest in internal development of focused ion and electron beam technology.

Selling and Marketing. Selling and marketing expenses for the three months ended September 30, 1996 increased $364,000 (31%) and for the nine months ended September 30, 1996 increased $1,040,000 (32%) compared to the same periods in 1995. Selling and marketing expenses as a percentage of sales for the three months ended September 30, 1995 and 1996 was 11% and 16%, respectively, and for the nine months ended September 30, 1995 and 1996 was 11% and 13%, respectively. These increases reflect the greater amount of sales commissions paid in connection with increased sales volume. Sales commissions increased $43,000 for the quarter and $272,000 for the nine months ended September 30, 1996 as compared to the same periods in 1995. Increased sales, technical marketing and support staffing levels, plus increased travel costs were also significant factors in the increase of selling and marketing expenses. Labor and related expenses increased $242,000 for the quarter and $545,000 for the nine months ended September 30, 1996 as compared to the same periods in 1995. Travel costs increased $50,000 for the quarter and $118,000 for the nine months ended September 30, 1996 as compared to the same periods in 1995.

General and Administrative. General and administrative expenses for the three months ended September 30, 1996 increased $461,000 (78%) and for the nine months ended September 30, 1996 increased $1,250,000 (68%) compared to the corresponding periods in 1995. The increase was primarily due to the hiring of additional administrative staff, which accounted for an increase of $284,000 for the quarter and $885,000 for the nine months ended September 30, 1996 as compared to the same periods in 1995, the additional cost of public and shareholder reporting, which accounted for $40,000 for the quarter and $191,000 for the nine months ended September 30, 1996, and was zero for the same periods in 1995, and increased bad debt accrual of $161,000 for the three months and $126,000 for the nine months ended September 30, 1996 as compared to the same periods in 1995. In addition, a re-negotiation of an existing lease receivable during the three months ended September 30, 1996 resulted in a direct charge to bad debt expense of $52,000.

Other Income (Expense). Foreign currency loss decreased $81,000 (75%) for the three months ended September 30, 1996 and $286,000 (92%) for the nine months ended September 30, 1996, compared to the corresponding periods in 1995. This change between periods was caused by relatively constant exchange rates for the periods in 1996 compared with the fluctuation in value of the US dollar against the Dutch guilder in 1995.

Interest income decreased $206,000 (62%) for the three months ended September 30, 1996 and $79,000 (13%) for the nine months ended September 30, 1996, compared to the corresponding periods in 1995. This decrease results from the liquidation of short term investments, which had been earning interest.

Interest expense decreased $87,000 (84%) for the three months ended September 30, 1996 and $471,000 (86%) for the nine months ended September 30, 1996, compared to the corresponding periods in 1995. This decrease is because of the repayment of debt with the proceeds from the initial public offering of the Company's stock. Also included in other expense for the nine months ended September 30, 1996 was miscellaneous expense of $(181,000).

Other expense for the nine months ended September 30, 1995 includes a write off of purchased software that was no longer in use.

Tax Expense (Benefit). The effective income tax rate was 33% and 36% for the three months and nine months ended September 30, 1995 compared to effective rates of (27)% and 40% for the three months and nine months ended September 30, 1996, respectively. For the three months ended September 30, 1996, the Company had a small tax expense despite a net operating loss, due to annualization of tax-exempt interest income, foreign sales credits and the impact of foreign taxes. These rates vary from the Company's federal statutory tax rate of 34% primarily due to the addition of state, foreign and foreign sales corporation taxes and the reduction of foreign sales corporation dividends, and various treatments of international transactions and related taxes. The increase in the effective tax rates for 1996 periods from the corresponding periods in 1995 is primarily due to larger foreign sales corporation tax credits during the 1995 periods and higher foreign taxes during 1996.

Consolidated income before tax includes the parent and its three wholly owned subsidiaries. Income before tax for the Company's subsidiaries, as a percent of consolidated income before tax, was 3% for the nine months ended September 30, 1995, and (11)% for the nine months ended September 30, 1996. The loss for 1996 is due to start up and operating costs associated with opening and operating the office of FEI Europe GmbH in Germany.

Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government financed competition, changes in trade policies, tariff regulations and difficulties in obtaining U.S. export licenses. Changes in relevant foreign currency exchange rates between time of sale and time of payment can also have an adverse impact on profit levels.

Liquidity and Capital Resources

At September 30, 1996, the Company had total cash and cash equivalents of $1.5 million compared to $2.7 million at December 31, 1995. Cash used by operating activities for the nine months ended September 30, 1996 was $5.9 million compared to cash provided of $1.3 million for the nine months ended September 30, 1995. The primary components causing this reduction in cash from operating activities during the 1996 nine month period were an increase in inventory of $7.7 million, offset by an increase in accounts payable of $1.8 million, and the noncash sale of three FIB workstations to Norsam and strategic stocking of some FIB workstation platforms. The increase in inventory resulted from lower than expected sales of FIB workstations, while the increase in accounts receivable was due to the fact that an unusually high portion (66%) of the sales for the quarter ended September 30, 1996 took place in the last month of the quarter.

Investing activities during the nine months ended September 30, 1996 provided net cash of $426,000, compared with net use of cash of $10.3 million during the nine months ended September 30, 1995. During the 1996 nine month period, FEI received $6.4 million cash from net sales of investments and used cash of $5.0 million for the acquisition of equipment. During the comparable period of 1995, the Company's principal investing activities consisted of the purchase of investments for $8.5 million and the purchase of equipment for $1.4 million. Capital expenditures increased in first nine months of 1996 from the 1995 comparable period primarily because of the purchase of research and development and training equipment. FEI expect to continue to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity.

Financing activities provided net cash of $4.3 million for the nine months ended September 30, 1996 and $14.8 million for the comparable 1995 period. During 1995, FEI completed its initial public offering, which provided net proceeds to the Company of $21.2 million. From these proceeds, the Company paid off its bank line of credit and outstanding long-term debt. During the period ended September 30, 1996, FEI borrowed $3.3 million under its $10 million bank line of credit. This line of credit is subject to renewal on July 31, 1997 and contains certain eligibility requirements that could limit future borrowings under the line of credit.

FEI believes its cash equivalents, investments and borrowings available under its line of credit will be sufficient to fund operations for the next twelve months. Management expects inventory levels to decrease in the fourth quarter of 1996 and the first quarter of 1997 as FIB systems are shipped from backlog. During the fourth quarter of 1996 and the first quarter of 1997, however, management expects borrowings under the existing line of credit to be close to the maximum available amount. If inventory levels and accounts receivable are not reduced or if sales are lower than expected during this twelve-month period, management believes the Company may require additional sources of capital.

                        Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.1 Amendment, dated August 6, 1996, to Loan Agreement between the Company and Key Bank of Oregon

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


                                       FEI COMPANY
                                       (Registrant)



Dated:  November 14, 1996              WILLIAM G. LANGLEY
                                       -----------------------------------
                                       William G. Langley
                                       President, Chief Financial Officer
                                       and Authorized Officer

                               Exhibit Index


Exhibit                                                          Sequential Page
  No.                           Description                            No.
------                          -----------                      ---------------

  10.1 Amendment, dated August 6, 1996, to Loan Agreement between the Company and Key Bank of Oregon

  11         Statement of Computation of Per Share Earnings

  27         Financial Data Schedule