Form 10-K405
period 1996-12-31
FEI CO
filed 1997-03-31
CIK 914329

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                                    0-22780
                             Commission file number

                                  FEI COMPANY

             (Exact name of registrant as specified in its charter)

                   OREGON                                       93-0621989
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

          7451 NW EVERGREEN PARKWAY                                97124
              HILLSBORO, OREGON                                 (Zip Code)
  (Address of principal executive offices)

                                 (503) 640-7500

              Registrant's telephone number, including area code:
                         ------------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 20, 1997: $60,015,777. For purposes of this calculation, executive officers and directors are considered affiliates.

    Number of shares of Common Stock outstanding at March 20, 1997: 17,689,104.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART OF FORM 10-K INTO
                  DOCUMENT                                 WHICH INCORPORATED
--------------------------------------------  --------------------------------------------
Proxy Statement for 1996 Annual Meeting of
  Shareholders                                Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM OF FORM 10-K                                                                                               PAGE
-----------------                                                                                               -----
PART I

Item 1             Business................................................................................           1

Item 2             Properties..............................................................................          10

Item 3             Legal Proceedings.......................................................................          10

Item 4             Submission of Matters to a Vote of Security Holders.....................................          11

Item 4(a)          Executive Officers of the Registrant....................................................          11

PART II

Item 5             Market for the Registrant's Common Equity and Related Shareholder Matters...............          13

Item 6             Selected Financial Data.................................................................          14

Item 7             Management's Discussion and Analysis of Financial Condition and Results of Operations...          15

Item 8             Financial Statements and Supplementary Data.............................................          20

Item 9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....          20

PART III

Item 10            Directors and Executive Officers of the Registrant......................................          20

Item 11            Executive Compensation..................................................................          20

Item 12            Security Ownership of Certain Beneficial Owners and Management..........................          20

Item 13            Certain Relationships and Related Transactions..........................................          20

PART IV

Item 14            Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................          21

SIGNATURES.................................................................................................          23

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    FEI Company is a leader in the design, manufacture and sale of products based on charged particle beam technology. On February 21, 1997 FEI Company completed a combination transaction (the "Combination") with the electron optics business of Philips Industrial Electronics International B.V. ("PIE"), a wholly owned subsidiary of Philips Electronics N.V. ("Philips"). Pursuant to the Combination, FEI Company acquired shares of two Philips' subsidiaries owning substantially all of the assets and liabilities of Philips' electron optics business, and issued to PIE a number of shares of FEI Common Stock equal, after issuance, to 55 percent of the outstanding shares of Common Stock of FEI Company.

    For periods after February 21, 1997, references in this Annual Report to "FEI" or "the Company" include the acquired Philips' electron optics business.

    The Company's products include focused ion beam ("FIB") workstations, transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs") and components of these products. The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in eight countries and the U.S., constituting a majority of the worldwide market for the Company's products, through a combination of existing FEI subsidiaries and new electron optics subsidiaries. In addition, electron optics products are sold through distribution agreements with affiliates of Philips located in approximately 20 additional countries.

    The Company's products are sold to manufacturers of integrated circuits ("ICs") and life science and materials science customers. The Company's FIB workstations are sold primarily to IC manufacturers. The Company's electron microscope products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to a limited number of IC manufacturers.

    From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in the Company's service and support activities for its electron microscope business, the portions of the Company's sales consisting of international sales and sales of certain products, expected product shipments and capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could affect the level of the Company's investment in its service and support activities for its electron microscope business include, but are not limited to, downturns in the IC manufacturing market, higher or lower than expected customer orders for electron microscopes for use in IC manufacturing, and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitiors and price pressures, exchange rate fluctuations and business conditions and growth in the electronics industry and general economies, both domestic and international. Factors that could materially reduce the portion of the Company's sales consisting of FIB workstations and electron microscopes include, but are not limited to, the competitive factors mentioned above and changes in product sales mix. Factors that could adversely affect expected product shipments include, but are not limited to, technological difficulties and resource constraints in developing new products, the availability of parts and supplies at reasonable prices and product shipment interruptions due to manufacturing difficulties. Factors that could materially increase the Company's capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter, delays in product shipment, delays in receipt of payment from customers, higher research and development or inventory costs and the other factors listed above. Additional factors that may cause actual results to vary materially from those set forth in such forward-looking statements are described in Item 1--Business under the captions "Sales and Marketing" and "Competition," in Item 3--

Legal Proceedings and in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Quarterly Results of Operations."

PRODUCTS

    FIB WORKSTATIONS

    The Company is a world leader in the design, manufacture and sale of FIB workstations. The Company's line of FIB workstations includes the moderately priced two-inch stage model 200, the eight-inch stage model 800 and the DualBeam models 620 and 820, which place field emission ion and scanning electron beam columns on a single vacuum chamber. Prior to the Combination, sales of FIB workstations accounted for approximately 58%, 74% and 67% of the Company's net sales in 1994, 1995 and 1996, respectively.

    The Company's FIB workstations enable IC manufacturers and other users quickly and efficiently to view, mill, cut, trim, analyze and modify structures and samples within submicron tolerances. The unique combination of capabilities of FIB workstations allows users to perform analysis and modification using one system, with accuracy, precision and speed that previously were not possible. The Company believes its FIB workstations significantly speed and improve the functions of design edit, failure analysis and process monitoring performed by IC manufacturers, thereby shortening time to market for new generations of ICs and decreasing the downtime of fabrication lines. The Company also believes its FIB workstations can be used in other micromachining applications.

    The following table summarizes key features of the Company's line of FIB workstations.

     MODEL   STAGE SIZE     FIRST SHIPPED                                      FEATURES
-----------  -----------  ------------------  --------------------------------------------------------------------------

       200     2 inches   September 1993      Provides fully digital control with a smaller sample stage, making FIB capabilities available to a wider group of users

       800     8 inches   September 1993      Supports the semiconductor industry use of eight-inch wafers; fully digital control, superior stage accuracy, with integrated vacuum loadlock

       620     6 inches   July 1993           DualBeam model incorporating fully digitally controlled ion and electron beams on a single vacuum chamber for integrated FIB and SEM capability

       820     8 inches   December 1994       Provides the DualBeam capability of the model 620 with the eight-inch wafer handling capability of the model 800; supports advanced semiconductor industry process technology

    ELECTRON MICROSCOPES

    The Company is a world leader in the design, manufacture and sale of electron microscopes. The Company's electron microscope products consist of TEMs, SEMs and system platforms, consisting of a sample stage, vacuum chamber and associated electronics.

    In the use of a TEM, the specimen is irradiated by a static electron beam which is focused onto and then passes through the specimen. The resulting image of the internal structure of the specimen is then magnified by a series of magnetic lens fields and projected on a fluorescent screen or an imaging camera. The specimen, in order to be transparent to 100KV to 300KV electrons, must be no thicker than several atoms to several microns. The required sample preparation is usually an involved and lengthy process; however, in many cases, TEMs are one of the few tools available to reveal submicron structures in their original environment. TEMs developed, manufactured and sold by the Company are used by a broad range of hospitals, pharmaceutical laboratories, university and government biological research centers, materials science laboratories and semiconductor research laboratories. A market for TEM use by the IC industry has begun to develop.

    Unlike the TEM, which produces images by passing electrons through a very thin specimen, an SEM provides topographic information about a solid specimen from the signals generated by scanning the electron beam over the surface of the specimen. In general, an SEM requires less complicated sample preparation and provides greater ease of operation than a TEM. The Company believes its SEMs provide high level stage quality, with high definition, low vibration and image accuracy due to fine mechanics. In particular, most SEMs manufactured by the Company have eucentric stages, which means that the image is maintained as the specimen is tilted and rotated. In addition to the original secondary electron signals, other signals are used to gather additional specimen information, for example, elemental x-ray analysis.

    The Company's XL-series of SEMs, introduced in 1990, has a user-friendly Windows interface. The Company believes the XL-series was the first SEM to implement this technology fully and its introduction allowed Philips' electron optics business to strengthen its position in the SEM market. The XL-series has been further improved through advancements in specimen handling capabilities and improved image resolution to satisfy a greater range of applications.

MODEL             FIRST SHIPPED                                        FEATURES
---------------  ---------------  ----------------------------------------------------------------------------------
CM100                    1993     100 kV TEM, designed for life science applications, provides high contrast images, with flexible recording media, complete computerized documentation and specimen protection

CM120                    1993     120 kV TEM combines ergonomic user interface for simple, secure operations, optimal optical performance and specimen protection

CM120-                   1995     CM120 with dedicated microscope for high contrast imaging of life science
Biotwin                           specimens at liquid nitrogen temperatures

CM200                    1993     200 kV TEM/STEM system, designed for materials science applications provides ultra-high resolution to permit visualization and characterization of crystal structures, microstructures, composition, defects and interfaces at atomic level

CM200 FEG                1993     CM200 with field emission source provides ultra-high resolution in TEM/ STEM imaging, diffracting microanalysis and scanning

CM300                    1994     300 kV TEM with greater penetration and resolution capacity than CM200

CM300 FEG                1994     CM300 with field emission source provides resolution to 1 angstrom level

XL20                     1990     20x20 millimeter stage SEM used primarily in life science and small specimen applications

XL30                     1990     General purpose 50x50 millimeter stage SEM

XL30 FEG                 1993     XL30 with field emission source

XL30 CP                  1996     XL30 with controlled pressure, permitting specimen vacuum up to 3 torr

XL40                     1991     General purpose 6 inch wafer SEM

XL40 FEG                 1993     XL40 with field emission source

XL50                     1996     8 inch wafer SEM, used for defect review/process monitoring

ESEM3030                 1996     Environmental field emission SEM, based on XL30 FEG, permitting specimen vacuum up to 2 torr in a water vapor environment, which reduces charge effects and prevents desiccation of wet specimens

    EMITTERS

    The Company is a world leader in ion and electron emitter research and manufacturing. The Company manufactures both ion and electron emitters with a variety of shapes and mountings to meet the needs of its customers. Prior to the Combination, sales of emitters accounted for approximately 13%, 9% and 9% of the Company's net sales in 1994, 1995 and 1996, respectively. The Company believes its emitters are characterized by a relatively long useful life and provide a mechanically stable, high brightness beam. The useful life of an emitter is limited by the natural loss of emitter material during the emission process and varies, depending on the type of emitter and customer use. The Company's most recently developed ion emitter has a guaranteed source life of 1,500 hours, approximately three times the guaranteed life of the version it replaced.

    The Company sells its electron emitters primarily to manufacturers of electron beam equipment and to scientific research facilities. The Company sells its ion emitters primarily to research and scientific facilities and incorporates them in its ion focusing columns and FIB workstations. The prices of the Company's emitters generally range from $500 to $2,000. The Company also manufactures single crystal electron source rods and wire, which it sells to researchers and to emitter manufacturers for use in electron emitter fabrication and other research applications.

    FOCUSING COLUMNS

    The Company believes it is a world leader in focusing column technology. The Company manufactures a variety of focusing columns, including single-lens electron columns and two-lens electron and ion columns that incorporate an electronically variable aperture. Prior to the Combination, sales of focusing columns accounted for approximately 21%, 11% and 14% of the Company's net sales in 1994, 1995 and 1996, respectively. The Company recently introduced a prelens ion focusing column, which provides resolution within less than 0.007 microns (7 nanometers), a resolution accuracy among the highest in the industry.

    The Company sells electron beam columns primarily to SEM manufacturers and sells ion beam columns primarily to manufacturers of surface analysis systems and other ion beam systems, as well as to research and scientific facilities. For specialty uses, the Company manufactures customized focusing columns to purchaser specifications. Columns manufactured for sale as stand-alone products are packaged as compact units on standard flanges. These columns can be adapted to existing microscopy, lithography and other systems to supplement the capabilities of those systems.

RESEARCH AND DEVELOPMENT

    The Company's research and development staff at December 31, 1996 consisted of 38 employees, including scientists, engineers, designer draftsmen and technicians. As a result of the Combination, the Company now employs approximately 100 additional employees in electron microscope development and approximately 20 additional employees in electron microscope product applications and demonstrations. The Company is now also able to contract with Philips Research Laboratories for basic research applicable to the Company's electron optics product line.

    The Company believes its knowledge of field emission technology and products incorporating focused ion and electron beams is critical to its past and future performance in the focused charged particle beam business. In developing new field-emission based products, the Company has been able to combine its own experience since formation in 1971 with academic resources in Oregon, one of the few locations for concentrated research in field emission science. Drawing on these resources, the Company has developed a number of product innovations, including the enhanced etch process to speed material removal during ion milling and to heighten surface contrast for electron imaging, SIMSmap for visual display of chemical and elemental analysis, a rigid stacked disk focusing column for greater beam control, a process for deposition of insulating layers in IC modification and enhanced processes for wafer mapping and coordination between FIB tools and CAD navigational software.

    From time to time the Company engages in joint research and development projects with certain of its customers and other parties. The most important of these projects has been with the Philips electron optics business, for the development of components and related software and electronics used in the Company's FIB workstations, and with Intel, for the development of the Company's SIMSmap product. See "Manufacturing and Suppliers." The Company also maintains informal collaborative relationships with universities and other research institutions.

    Philips' electron optics business has also participated in programs for research and development funded by the Dutch Government and by the European Union. In 1995, it received $1.4 million in public funding under such programs. The Philips' electron optics business was also a participant in the JESSI program, which is now concluded, in connection with development of a SEM for semiconductor defect review, a high resolution electron focusing column and the software incorporated in the XL-series. This program had as its principal aim the advancement of basic semiconductor technology within Europe. A successor program, Micro-Electronics Development for European Applications, or MEDEA, was established to succeed the JESSI program in 1996. The MEDEA program has different aims, however, and participation by the Company is not assured. From time to time Philips electron optics business has also conducted joint research and development in the field of particle optics with outside parties, such as Delft Technical University in The Netherlands.

    The semiconductor manufacturing market and other markets into which the Company sells its principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has expended substantial amounts on research and development, and it generally intends to continue its present level of research and development expenditures. Prior to the Combination, in 1994, 1995 and 1996, research and development expenses were $3.1 million, $2.6 million and $3.9 million, respectively, and represented 14%, 6% and 9% of net sales, respectively, for those periods. Research and development expenditures by Philips' electron optics business in 1995 and 1996 were $9.1 million and $10.9 million, respectively.

    Since August 1991 the Company had been engaged with Philips in joint research and development of electronics and software integrated into the subassemblies supplied by the Philips' electron optics business and incorporated into FEI's FIB workstations. The Company had an agreement with Philips providing for the joint ownership of this software developed by the Company and Philips and pursuant to which the Company purchased FIB workstation platforms and, for its DualBeam workstations, the major components of the electron microscope. These software development and workstation platform manufacturing and sales activities of the Phillips' electron optics business have been acquired by the Company.

MANUFACTURING

    The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. The Company's FIB workstation manufacturing operations consist of fabricating components, testing components and subassemblies purchased from suppliers and assembling finished products. The Company's electron microscope manufacturing operations consist primarily of the assembly of electronic and mechanical modules and final assembly and testing of systems to meet customer specifications. Orders are executed using an integrated logistics automation system which controls the flow of goods. The Company also fabricates electron and ion source materials and manufactures electron and ion emitters and columns at its facilities in Oregon.

    The Company's production schedule for its systems products is generally based on a combination of sales forecasts and the receipt of specific customer orders. All components, subassemblies and finished products are inspected for compliance with Company and customer specifications. Following assembly, all products are shipped in custom protective packaging to minimize damage during shipment.

    Although many of the electronic components and subassemblies included in the Company's system products are standard products, a significant part of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Machinefabrieken B.V. (Philips Machine Shop), located in Eindhoven. The Company believes some of the components supplied to it are available to the suppliers only from single sources. Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company.

SALES AND MARKETING

    The Company's sales and marketing staff at December 31, 1996 consisted of 39 people, including direct sales people, applications specialists and technical writers. As result of the Combination, the Company now employs an additional 95 employees in sales and marketing. Applications specialists identify and develop new applications for the Company's products, which the Company believes will further expand its share of the FIB workstation and electron microscope markets.

    The Company markets its FIB workstations and components in Europe and Asia through offices or subsidiaries located in Cambridge, U.K., Munich, Germany, Eindhoven, The Netherlands and Seoul, Korea and through a network of independent sales representatives or distributors in Asia and other non-European foreign markets.

    TEMs and SEMs manufactured by the Company are sold in Canada, France, Germany, Italy, Japan, The Netherlands, the United Kingdom and the U.S. through newly organized, wholly owned sales and service subsidiaries of the Company, and elsewhere in the world through Philips' affiliates located in approximately 20 countries pursuant to distribution agreements.

    The Company's FIB workstations and columns are sold generally with a 12 month limited warranty, and warranty periods have typically been shorter for used workstations. Prior to the Combination, the Company employed 28 FIB workstation service engineers in the U.S. and six in Europe and three in Southeast Asia. The Company also contracts with independent service representatives for FIB workstation service in Japan, Israel, Korea, Taiwan and Singapore, and the Company expects to add additional service engineers in other locations as needed.

    Most of the equipment which has been sold by Philips' electron optics business has a 12-month standard warranty and is covered by an add-on service contract at the end of the warranty period. Service contracts are specific to customer requirements, but typically cover parts, materials and labor and include one routine maintenance per year. Due to a shift in sales towards the IC manufacturing market, which generally has higher demands for responsiveness and 24 hour support, the Company anticipates further increasing investment in service and support activities for its electron microscope business.

    In 1991 the Company began using installment sales and operating leases to enhance the affordability of its FIB workstations. As of December 31, 1996, the Company had eight installment sales contracts for FIB workstations, with an aggregate outstanding balance of approximately $2.9 million, and three FIB workstation operating leases.

    Prior to the Combination, international sales accounted for 30%, 41% and 64% of the Company's net sales in 1994 and 1995 and 1996, respectively. Pro forma to reflect the Combination, sales outside of the U.S. accounted for 67.0% and 68.3% of the net sales of the combined business of FEI and Philips' electron optics in 1994 and 1995, respectively. International sales will continue to represent a significant percentage of net sales for the Company.

    Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government-financed competition, changes in trade policies, tariff regulations and difficulties in obtaining export licenses. In addition, a substantial portion of international sales are denominated in currencies other than U.S. dollars. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after agreement on price and before receipt of payment would have an adverse impact on results of operations. The impact of future exchange rate fluctuations on the results of operations of the Company cannot be accurately predicted. The Company is establishing a hedging program for foreign currency exposure, but there is no assurance that any hedging techniques will eliminate the effects of currency fluctuations.

BACKLOG

    The Company's backlog (exclusive of the Philips' electron optics business) consists of purchase orders it has received for products it expects to ship within the next nine months. The Company's backlog at December 31, 1996 was approximately $11.5 million, compared with a backlog of approximately $8.3 million at December 31, 1995. Backlog for the Philips' electron optics business at December 31, 1996 was approximately $36 million. The Company expects to ship all products representing this backlog in 1997, although there is no assurance the Company will be able to do so.

    For sales of FIB workstations, advance or progress payments typically have not been received from customers unless the system ordered includes custom features. A portion of the Company's backlog relates to orders for high average selling price products. As a result, the timing of the receipt of an order from a single customer could have a material impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

COMPETITION

    Although only a small number of companies manufacture FIB workstations and electron microscopes, the industry is highly competitive.

    The Company's principal competitors for the sale of FIB workstations are Micrion Corporation, Seiko Instruments Inc. and Schlumberger Technologies (ATE Division). The Company is also encountering sales competition for FIB workstations from JEOL USA, Inc., primarily in Asia. The Company's principal competitors for the sale of electron microscopes are JEOL, Ltd., Hitachi, Ltd., Amray Inc. and LEO Electron Microscopy, Inc. Some of the Company's competitors and potential competitors may have greater financial, marketing and production resources than the Company.

    The Company believes the key competitive factors in the FIB workstation market are performance, range of features, reliability and price. The Company believes it is competitive with respect to each of these factors. The Company has experienced price competition in the sale of its FIB workstations and believes price may continue to be an important factor in the sale of most models. Intense price competition in the sale of FIB workstations to strategic customers has in the past adversely affected the Company's profit margins.

    The principal elements of competition in the electron microscope market are the performance characteristics of the system and the cost of ownership of the system, based on purchase price and maintenance costs. In both the TEM and SEM markets, the ability of the Company to remain competitive will depend in part upon its success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

    The Company has two principal competitors in the emitter market. The Company believes the key competitive factors in this market are emitter life, brightness, stability, ease of use and price. The Company believes it competes favorably with respect to each of these factors. Although the Company has relatively few competitors in the manufacture and sale of specialized electron beam and ion beam focusing columns, many of the Company's customers, including certain manufacturers of electron microscopes, have the technical and other resources to manufacture focusing columns. The Company believes other key competitive factors in the focusing column business are beam performance, packaging and reliability. The Company believes it competes favorably with respect to each of these factors in the focusing column market.

PATENTS AND INTELLECTUAL PROPERTY

    The Company relies on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect its proprietary rights. There is no assurance that any of these patents will have commercial value or will be sufficiently broad to protect the aspect of the Company's technology to which the patents relate or that competitors will not design around the patents. The Company has ten U.S. patents and one U.S. patent application pending relating to its FIB workstation business. All of the patents used by the Company relating to its electron microscope products are owned by Philips and its affiliates. The Company has the right to use the technology relating to these patents through license arrangements with Philips and these affiliates. In addition, as a majority-owned subsidiary of Philips, the Company has access to certain technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide.

    As part of its FIB workstations, the Company sells the software used for control of its ion and electron focusing columns and does not retain ownership rights to the software. CAD software incorporated into FIB workstations is provided to the Company on an OEM basis. Policing unauthorized use of the Company's technology is difficult, and there is no assurance that measures taken by the Company to protect this technology will be successful. Although the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that other factors, such as the Company's 20 years of experience in the development of charged particle emission technology, its technical expertise, its name recognition and its continuing product support and enhancement, may be more significant in maintaining the Company's competitive position.

    Several of the Company's competitors hold patents covering a variety of focused ion beam products and applications and methods of use of focused ion and electron beam products. Some of the Company's customers may use the Company's FIB workstations for applications that are similar to those covered by these patents. From time to time the Company and its customers have received correspondence from competitors of the Company claiming that certain of the Company's products, as used by its customers, may be infringing one or more of these patents. Other than as described below under Item 3--Legal Proceedings, none of these allegations has resulted in litigation. The Company believes it has credible arguments that these patents are either invalid, not infringed or would not be enforced by a court.

    The Company is aware of a patent held by Micrion Corporation ("Micrion") which, if valid, could be infringed by the sale of the Company's ion focusing columns, whether sold separately or as part of the Company's FIB workstations. The patent relates to the use of certain materials in the construction of parts of an ion focusing column. The Company believes, however, that if infringement were alleged, the patent would either be construed narrowly so as not to cover products sold by the Company or their use or would, if construed to cover any of these products or their use, be invalid based upon prior art references which the Company believes anticipate or render obvious those claims and based upon sales by the Company of focusing columns that incorporated the patented technology more than one year prior to the patent application date. The Company has not received any allegation of infringement or any other formal communication from Micrion with respect to this patent. The Company believes the ion focusing columns manufactured by all of its other competitors also use technology that could infringe the patent if valid. To the Company's knowledge, no other focusing column manufacturer has received any allegation of infringement with respect to this patent.

    There is no assurance, however, that competitors or others will not assert infringement claims against the Company or its customers in the future with respect to current or future products or uses or that any such assertion may not result in costly litigation or require the Company to obtain a license to intellectual property rights of others. There is no assurance that such licenses will be available on satisfactory terms or at all. If claims of infringement are asserted against customers of the Company, those customers may seek indemnification from the Company for damages or expenses they incur. As the number and sophistication of focused ion and electron beam products in the industry increases through the continued introduction of new products by the Company and others, and the functionality of these products further overlaps, manufacturers and users of ion and electron beam products may become increasingly subject to infringement claims.

EMPLOYEES

    At December 31, 1996, prior to the Combination, the Company had 226 full-time employees, including 78 in manufacturing, 41 in research and development, 41 in marketing and sales, 39 in customer service, 15 in finance, accounting and information services and 12 in administration. As of December 31, 1996 the Philips' electron optics business had approximately 700 employees, many of whom participate in collective labor agreements outside the U.S. None of the Company's U.S. employees are represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

ITEM 2. PROPERTIES

    The Company's corporate headquarters and one of its manufacturing and research and development facilities are located in three adjacent buildings located in Hillsboro, Oregon. The first consists of approximately 43,950 square feet of leased space. The initial term of the lease expires January 31, 2004, with an option to renew for two successive five-year periods. Lease payments are approximately $28,500 per month until January 1999 and $33,000 per month for the remaining period of the initial term of the lease, plus, for each period, an additional amount comprised primarily of the Company's proportionate share of certain building operating expenses.

    The second facility consists of a 34,700 square feet building used for the Company's components business. Lease payments on this facility, which the Company has occupied since June 1996, are approximately $27,000 per month for the first five years of the lease and $30,700 per month thereafter until March 31, 2003, when the lease expires, plus certain building operating expenses. The third facility consists of 28,750 square feet of leased space and is used for manufacturing FIB systems. Lease payments on this facility are $23,288 for the first five years and $26,306 thereafter until March 31, 2003, when the lease expires, plus certain building operating expenses.

    As a result of the Combination, the Company now operates ten sales and service offices located in leased facilities in Canada, France, Germany, Italy, Japan, South Korea, The Netherlands, the United Kingdom and the U.S.

    The headquarters and primary manufacturing facility of the Company's electron microscope operations is located in Eindhoven, The Netherlands and consists of approximately 17,000 square meters of space leased by the Company for a ten-year term commencing February 1997. The lease payment for the first year will be $850,000, and rent in subsequent years will be at a market rate established in accordance with the terms of the Combination Agreement. The Company also has manufacturing facilities in Brno, Czech Republic and in Wilmington, Massachusetts, both of which occupy leased space.

    The Company expects that its facilities will be adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    In May 1995 Micrion Corporation ("Micrion"), a principal competitor of the Company, filed a lawsuit against the Company in the U.S. District Court for the District of Massachusetts (the "Court") alleging infringement of a patent issued to Micrion relating to the use of an electron beam to neutralize a positive charge that can develop with the use of an ion beam in a FIB workstation. The complaint also alleges that the Company used information confidential to Micrion to develop devices to effect charge neutralization, to incorporate such devices into the Company's FIB workstations, to manufacture certain ion emitters, and to persuade prospective purchasers of FIB workstations to purchase workstations from the Company rather than from Micrion. Micrion sought an injunction against infringement of the Micrion patent, damages of at least $1 million for misuse of confidential information, treble damages for infringement of the Micrion patent, attorneys' fees and other damages. The Company believes it has valid defenses to Micrion's claims.

    The Company initiated a proceeding with the American Arbitration Association seeking to arbitrate Micrion's non-patent claims. In response to motions filed by the Company in the Court and the U.S. District Court for the District of Oregon, Micrion was ordered to arbitrate these matters in Oregon, and the Court action has been stayed with respect to these matters. The Company filed an answer and counterclaim in the Court, asserting that the patent is not infringed and is invalid.

    In May 1996, the parties agreed to dismiss the Court action and the arbitration, both without prejudice. Either Micrion or the Company may re-initiate either the Court action or the arbitration. Although the Company believes it has valid defenses to Micrion's claims, a determination that the Micrion patent is valid and infringed or that the Company has misused confidential information could result in an award of damages to Micrion or an injunction against sale of certain of the Company's products, which could have a material adverse effect on the Company. Regardless of its outcome, the litigation could result in substantial costs and diversion of management and other resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Company as of March 28, 1997.

NAME                               AGE                                        POSITION
-----------------------------      ---      -----------------------------------------------------------------------------
Dr. Lynwood W. Swanson.......          62   Chairman of the Board of Directors and Chief Scientist
William A. Whitward..........          58   President and Chief Executive Officer and Director
William G. Langley...........          47   Executive Vice President, Chief Financial Officer, Secretary and Director
Karel D. van der Mast........          51   Executive Vice President Marketing, Technical Officer and Director
Robert H.J. Fastenau.........          44   Senior Vice President Research and Development
Charles F. Lake..............          48   Senior Vice President Manufacturing
Joseph C. Robinson...........          44   Senior Vice President Sales (Semiconductor)
Bernd W.M. Volbert...........          43   Senior Vice President Sales (Analytical)
Charles T. Riddle............          50   Senior Vice President Strategic Planning
Frederick A.M. Gordon........          46   Controller and Assistant Treasurer
Jan Vinkesteijn..............          53   Treasurer and Assistant Secretary

    DR. LYNWOOD W. SWANSON co-founded the Company in 1971 and has served as a director since that time. He served as President of the Company until October 1994, at which time he was elected Chairman of the Board. Dr. Swanson was appointed Chief Scientist in May 1990 and served as Chief Executive Officer of the Company from May 1988 to February 1997. Dr. Swanson has been a member of the board of trustees of the Murdock Charitable Trust since 1987 and is an Adjunct Professor of Applied Physics at the Oregon Graduate Institute. Dr. Swanson holds B.S. degrees in physics and chemistry from University of the Pacific and a Ph.D. degree in physical chemistry from University of California at Davis.

    WILLIAM A. WHITWARD joined the Company as President, Chief Executive Officer and director in February 1997. Mr. Whitward served as a General Manager of Philips from June 1993 to February 1997. He joined Philips after 14 years as manager of a former affiliate of Philips, its Test & Measurement unit, which produced oscilloscopes, voltmeters and similar equipment. Mr. Whitward holds a bachelor's degree in engineering from Natal University, South Africa.

    WILLIAM G. LANGLEY joined the Company as Vice President, Chief Financial Officer and in-house legal counsel in September 1992, served as President and Chief Operating Officer from October 1994 to February 1997 and as Assistant Secretary and Assistant Treasurer from July 1993 to February 1997, and was appointed Executive Vice President and Secretary in February 1997. In October 1994 he was elected a director of the Company. From April 1990 to September 1992, Mr. Langley served as a Vice President with the Chariot Group, Inc., an investment company specializing in the acquisition, finance and operation of mid-size businesses. Mr. Langley holds a B.A. degree from Albertson College, a J.D. degree from Northwestern School of Law of Lewis and Clark College and an LL.M. degree from New York University. Mr. Langley is an attorney and certified public accountant.

    KAREL D. VAN DER MAST joined the Company as Executive Vice President Marketing, Technical Officer and director in February 1997. Dr. van der Mast served as Business Manager and Strategic Marketing Manager of Philips Electron Optics B.V. from October 1995 to February 1997. In 1988 he joined Philips

Electron Optics B.V. as Research and Development Manager. From 1983 to 1988, Dr. van der Mast was Professor of Physics at the Technical University of Delft, leading research in fast electron beam lithography systems. He first joined Philips in 1978 as TEM Development Manager. Dr. van der Mast holds an Engineers degree and a Ph.D. degree in Physics from the Technical University of Delft and has published articles in the field of physics and electron microscopy.

    ROBERT H.J. FASTENAU joined the Company as Senior Vice President Research and Development in February 1997. Dr. Fastenau joined Philips Electron Optics B.V. in October 1995 as Research and Development Manager. He was department head of a research group in materials science and devices of Philips Research from 1989 to 1995 after a one year research assignment with Signetics Co. and after serving as the department head of the microfabrication group of Philips Research. Dr. Fastenau holds an Engineers degree and a Ph.D degree in physics from the Technical University of Delft.

    CHARLES F. LAKE joined the Company as Manufacturing Manager in January 1990, served as Vice President of Manufacturing from July 1991 to February 1997 and was appointed Senior Vice President Manufacturing in February 1997. Mr. Lake holds a B.S. degree in chemical engineering from University of Colorado and an M.B.A. degree from San Diego State University.

    JOSEPH C. ROBINSON joined the Company as Executive Vice President of Sales and Marketing in December 1995 and was appointed Senior Vice President Sales (Semiconductor) in February 1997. From March 1993 to December 1995 Mr. Robinson was Director of Sales and Marketing for Kevex Inc. (a division of Fisons Instruments), a manufacturer of dispersive x-ray and image analyzers. From October 1989 to March 1993 Mr. Robinson was Semiconductor Product Marketing Manager for AMRAY, Inc., specializing in scanning electron microscopes. Mr. Robinson has a B.A. degree from Colgate University, is a member of Beta Beta Beta Biological Society and has completed supplemental studies in Strategic Marketing at Duke University.

    BERND W.M. VOLBERT joined the Company as Senior Vice President Sales (Analytical) in February 1997. Dr. Volbert has also served as International Sales and Service Manager of Philips Electron Optics B.V. since 1992, and as Marketing Manager of Philips Electron Optics B.V. from 1990 to 1992. Dr. Volbert is also a director of Philips Electron Optics Nederland B.V. Dr. Volbert holds a Ph.D. degree in Physics from Muenster University.

    CHARLES T. RIDDLE joined the Company as Vice President, Marketing in January 1985, served as Executive Vice President--Operations and Marketing from January 1986 to July 1995 and as Executive Vice President, Strategic Planning from July 1995 to February 1997, and was appointed Senior Vice President Strategic Planning and TQM in February 1997. Mr. Riddle also served as a director of the Company from August 1986 to February 1997. Mr. Riddle is a director of Cascade Employer's Association, a nonprofit corporation that provides personnel administration and industrial relations services and sponsors the Pacific Northwest Employers Pension Plan. Mr. Riddle holds a B.S. degree in chemistry from University of California at Davis and an M.B.A. degree from Stanford University Graduate School of Business.

    FREDERICK A.M. GORDON joined the Company as Controller in May 1987 and has served as Chief Accounting Officer since October 1994. Mr. Gordon was appointed Assistant Treasurer in February 1997. Mr. Gordon holds a B.S. degree in mathematics from the University of Wisconsin--Madison and an M.B.A. degree from the University of Oregon.

    JAN VINKESTEIJN joined the Company as Treasurer and Assistant Secretary in February 1997. Mr. Vinkesteijn has also served as Financial Controller of Philips Electron Optics B.V. since December 1992, and was appointed a director of Philips Electron Optics B.V. in May 1993. Mr. Vinkesteijn joined Philips in 1974 and served from July 1987 to December 1992 as Business Group Controller of Philips Lighting.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market since the Company's initial public offering on June 1, 1995 under the symbol "FEIC."

    The following table sets forth, for the periods indicated, the highest and lowest closing sales price for the Common Stock, as reported by the Nasdaq National Market.

                                                                                                         HIGH        LOW
                                                                                                        -------    -------
1995
Second Quarter (from June 1, 1995)...................................................................   $14 1/2    $10
Third Quarter........................................................................................    14 1/4     12
Fourth Quarter.......................................................................................    13 1/4      8 3/4

1996
First Quarter........................................................................................    13 5/8     10 1/2
Second Quarter.......................................................................................    19         11 1/2
Third Quarter........................................................................................    13 1/4      8
Fourth Quarter.......................................................................................    12 3/4     10 1/8

    As of March 20, 1997 there were approximately 103 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

    The Company has never declared or paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and development of its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below for each of the years in the three-year period ended December 31, 1996 and as of December 31, 1995 and 1996 have been derived from the audited consolidated financial statements of the Company included elsewhere in this report. The selected consolidated financial data for each of the years ended December 31, 1992 and 1993 and as of December 31, 1992, 1993 and 1994 have been derived from the audited financial statements of the Company not included herein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1992       1993       1994       1995       1996
                                                             ---------  ---------  ---------  ---------  ---------

                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales................................................  $  12,919  $  17,198  $  22,281  $  41,691  $  45,615
  Cost of Sales............................................      7,083      8,662     14,150     26,017     30,749
                                                             ---------  ---------  ---------  ---------  ---------
  Gross profit.............................................      5,836      8,536      8,131     15,674     14,866
  Total operating expenses.................................      5,009      6,511      8,491      9,763     14,006
                                                             ---------  ---------  ---------  ---------  ---------
  Income (loss) from operations............................        827      2,025       (360)     5,911        860
  Other income (expense)...................................       (266)      (204)      (128)      (120)       435
                                                             ---------  ---------  ---------  ---------  ---------
  Income (loss) before taxes...............................        561      1,821       (488)     5,791      1,295
  Tax expense (benefit)(1).................................        150        391       (263)     2,050        453
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss)........................................  $     411  $   1,430  $    (225) $   3,741  $     842
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss) per share (1)(2).......................  $    0.08  $    0.28  $   (0.04) $    0.57  $    0.10
  Shares used in per share calculation(2)..................      5,068      5,089      5,101      6,603      8,040

                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1992       1993       1994       1995       1996
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents................................  $     421  $     343  $     192  $   2,700  $     646
  Working capital..........................................      3,763      4,301      3,387     26,406     23,023
  Equipment................................................      3,173      4,298      5,033      4,604      9,030
  Total assets.............................................     11,181     16,682     24,414     44,642     60,754
  Short-term borrowings....................................        568      1,655      6,386     --          8,436
  Long-term debt, less current portion.....................     --          1,999      3,445      3,500     --
  Shareholders' equity.....................................      7,739      9,231      9,047     34,422     39,664

------------------------

(1) Income tax benefit (expense) for the year ended December 31, 1993 includes the cumulative effect of an accounting change benefit of $206,000 ($0.04 per share).

(2) See Notes 1 and 12 of Notes to Consolidated Financial Statements for information about common stock and common stock equivalents outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's revenues historically have been derived primarily from sales of FIB workstations and, to a lesser extent, from the sale of emitters, focusing columns and services. FIB workstations may be purchased with various options, including gas injectors, a secondary ion mass spectrometry ("SIMS") analytical function, x-ray analysis equipment and computer-aided design ("CAD") navigational software.

    On February 21, 1997 the Company completed a combination transaction (the "Combination") with the electron optics business of Philips Industrial Electronics International B.V. ("PIE"), a wholly owned subsidiary of Philips Electronics N.V. ("Philips"). Pursuant to the Combination, the Company acquired shares of two Philips' subsidiaries owning substantially all of the assets and liabilities of Philips' electron optics business, and the Company issued to PIE a number of shares of its Common Stock equal, after issuance, to 55 percent of the outstanding shares of Common Stock of the Company.

    The Company's FIB workstations are sold primarily to manufacturers of integrated circuits ("ICs") and are used in the design, manufacture and testing of ICs. The Company's electron microscope products consist of transmission electron microscopes, scanning electron microscopes, and system platforms, consisting of a sample stage, vacuum chamber and associated electronics. These products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as a limited number of sales to date to IC manufacturers.

RESULTS OF OPERATIONS

    The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                                                                     YEAR ENDED
                                                                                                    DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1994       1995       1996
                                                                                           ---------  ---------  ---------
Net sales
  FIB workstations.......................................................................       58.0%      74.1%      66.7%
  Focusing columns.......................................................................       20.7       10.7       14.2
  Emitters...............................................................................       13.0        9.1        9.5
  Other..................................................................................        8.3        6.1        9.6
                                                                                           ---------  ---------  ---------
      Total net sales....................................................................      100.0      100.0      100.0
Cost of sales............................................................................       63.5       62.4       67.4
                                                                                           ---------  ---------  ---------
Gross profit.............................................................................       36.5       37.6       32.6
Operating expenses
  Research and development...............................................................       13.9        6.2        8.7
  Selling and marketing..................................................................       12.6       11.0       12.7
  General and administrative.............................................................        9.6        6.3        9.3
  Postponed stock offering and duplicate rent............................................        2.0     --         --
                                                                                           ---------  ---------  ---------
      Total operating expenses...........................................................       38.1       23.4       30.7
                                                                                           ---------  ---------  ---------
Operating income (loss)..................................................................       (1.6)      14.2        1.9
Other income (expense)
  Interest income........................................................................        1.8        2.2        1.3
  Interest expense.......................................................................       (2.7)      (1.6)      (0.4)
  Miscellaneous..........................................................................        0.3       (0.9)    --
                                                                                           ---------  ---------  ---------
Income (loss) before taxes...............................................................       (2.2)      13.9        2.8
Tax expense (benefit)....................................................................       (1.2)       4.9        1.0
                                                                                           ---------  ---------  ---------
Net income (loss)........................................................................       (1.0)%       9.0%       1.8%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    NET SALES. Net sales increased $3.9 million (9.4%) to $45.6 million for 1996 from $41.7 million for 1995 and increased $19.4 million (87%) for 1995 from $22.3 million for 1994. The increase in net sales in 1996 from 1995 was primarily the result of increased sales of components, which rose by $3.2 million. In 1996, the Company sold three FIB workstations to Norsam Technologies, Inc. ("Norsam") for use in a new commercial application of FIB technology providing long-term archival and very high density data storage. The $3.3 million sales price of the three FIB workstations was paid in the form of 500,000 shares of Norsam Series A Preferred Stock convertible into shares of Norsam common stock at a conversion rate of $5.00 per share. The increase in net sales in 1995 from 1994 was primarily due to a 77% increase in the number of FIB workstations sold.

    International sales accounted for 64%, 41% and 30% of net sales for 1996, 1995 and 1994, respectively. The Company expects international sales to continue to represent a significant percentage of its net sales.

    GROSS PROFIT. Gross profit decreased $808,000 (5.2%) to $14.9 million in 1996 from $15.7 million for 1995 and increased $7.5 million (93%) for 1995 from $8.1 million for 1994. Gross profit as a percentage of net sales was 33%, 38% and 36% for 1996, 1995 and 1994, respectively. The decrease in gross profit from 1995 to 1996, in dollar amount and as a percentage of net sales, was primarily the result of increased customer service costs, which increased $1.2 million to $3.5 million for 1996 compared to $2.3 million for 1995. A third factor causing the decrease in gross profit from 1995 to 1996 was an increase in sales into selected strategic Asian markets, where selling prices are lower due to greater price competition. The increase in dollar amount from 1994 to 1995 was primarily due to higher revenues, while the increase in gross profit as a percentage of net sales from 1994 to 1995 was primarily due to absorption of fixed manufacturing costs over higher sales volume and volume purchase price discounts. This increase was partially offset by an increase in sales of third party add on options with relatively low gross margins. The Company purchases a substantial number of components for its FIB workstations from Philips, the purchase prices for which are denominated in Dutch guilders. The prices of those components are agreed to by the Company and Philips annually. An increase in the value of the Dutch guilder in relation to the U.S. dollar would effectively increase the cost to the Company of those components and adversely affect the Company's cost of sales.

    RESEARCH AND DEVELOPMENT. Research and development expense increased $1.4 million (54%) to $3.9 million for 1996 from $2.6 million for 1995 and decreased $541,000 (17%) for 1995 from $3.1 million for 1994. As a percentage of net sales, research and development expense was 9%, 6% and 14% in 1996, 1995 and 1994, respectively. The increase in research and development expense from 1995 to 1996, in dollar amount and as a percentage of net sales, was primarily the result of increased engineer staffing levels, consultant costs and use of operating supplies. The latter two factors are principally related to FIB workstation automation and clean room development projects. Labor and related expenses increased $972,000 for 1996 over 1995, while operating supplies increased $314,000. The Company is continuing to invest in internal development of focused ion and electron beam technology. The decrease in research and development expense from 1994 to 1995, in dollar amount and as a percentage of net sales, was primarily attributable to higher costs in 1994 associated with the development of the Company's latest generation of FIB workstations. Research and development costs also decreased as a percentage of net sales due to increased sales volume. Capitalized software development costs were $784,000, $346,000 and $156,000 for 1996, 1995 and 1994, respectively.

    SELLING AND MARKETING. Selling and marketing expense increased $1.2 million (27%) to $5.8 million for 1996 from $4.6 million in 1995 and increased $1.8 million (63%) for 1995 from $2.8 million for 1994. As a percentage of net sales, selling and marketing expense was 13%, 11% and 13% in 1996, 1995 and 1994, respectively. The increase in selling and marketing expense from 1995 to 1996, in dollar amount and as a percentage of net sales, reflect the greater amount of sales commissions paid in connection with increased sales volume. Sales commissions increased $53,000 for 1996 compared to 1995. Increased sales, technical marketing and support staffing levels, plus increased travel costs were also significant factors in the increase of selling and marketing expenses. Labor and related expenses increased $767,000 for 1996 compared to 1995, advertising expenses increased $167,000 for 1996 compared to 1995 and travel costs increased $161,000 for 1996 compared to 1995. The increase in selling and marketing expense in dollar amount from 1994 to 1995 reflects the greater amount of sales commissions paid in 1995 in connection with increased sales in Asia, increased support staffing levels and increased facilities costs associated with the opening of the Company's Munich, Germany office. In addition, the year-to-year increases in selling and marketing expense in dollar amounts resulted from the addition over these periods of applications scientists, direct sales engineers and other marketing personnel and related costs, operating FIB workstations at domestic and international trade shows and additional expenditures for product literature and promotional material.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.7 million (63%) to $4.3 million for 1996 from $2.6 million in 1995 and increased $468,000 (22%) for 1995 from $2.1 million for 1994. As a percentage of net sales, general and administrative expense was 9%, 6% and 10% in 1996, 1995 and 1994, respectively. The increase in general and administrative expense from 1995 to 1996, in dollar amount and as a percentage of net sales, was primarily due to increased labor expense, which accounted for an increase of $873,000 for 1996 compared to 1995. In addition, because of increased sales volume, the provision for bad debt for 1996 increased by $175,000. The increase in general and administrative expense in dollar amounts from 1994 to 1995 was attributable to additional administrative staff and increased professional fees, and the decrease as a percentage of net sales from 1994 to 1995 resulted from efficiencies achieved through higher net sales.

    POSTPONED STOCK OFFERING AND DUPLICATE RENT. In the first quarter of 1994, the Company incurred a one-time expense relating to its postponed initial public offering of Common Stock. The Company moved to its new headquarters facility in January 1994 and in the first three quarters of 1994 the Company paid rent on both its former headquarters facility and its new facility.

    Other Income (Expense). Other income (expense) was $435,000, $(120,000) and $(128,000) for 1996, 1995 and 1994, respectively. Included in other income (expense) for these respective periods were (1) interest expense of $(184,000), $(663,000) and $(591,000), (2) interest income of $602,000, $935,000 and
$405,000, (3) foreign currency exchange rate gain (loss) of $59,000, $(208,000) and $93,000 and (4) miscellaneous expense of $(42,000), $(184,000) and $(35,000). The increase in foreign currency exchange rate gain from 1995 to 1996 was attributable to relatively constant exchange rates for 1996 compared with the fluctuation and the value of the U.S. dollar against the Netherlands guilder in 1995. Interest income decreased from 1995 to 1996 primarily as a result of the liquidation of short-term investments that had been earning interest. Interest expense decreased from 1995 to 1996 primarily due to the repayment of debt with proceeds from the Company's initial public offering.

    TAX EXPENSE (BENEFIT). The Company's effective income tax rates for 1996, 1995 and 1994 were 35.0%, 35.4% and (53.9)%, respectively. The Company recorded tax provisions of $453,000 in 1996 and $2.1 million in 1995, and a tax benefit of $(263,000) in 1994.The Company's effective income tax rates vary form the Company's federal statutory tax rate of 34% primarily due to the addition of state, foreign and foreign sales corporation taxes and the reduction of foreign sales corporation dividends, and various treatments of international transactions and related taxes.

    Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government financed competition, changes in trade policies, tariff regulations and difficulties in obtaining U.S. export licenses. Changes in relevant foreign currency exchange rates between time of sale and time of payment may also have an adverse impact on profit levels.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents certain unaudited financial data for each of the eight quarters in 1995 and 1996. In the opinion of management of the Company, this information has been prepared on the same basis as the audited consolidated financial information appearing elsewhere in this Report and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations for these periods. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                             1995                                     1996
                                         --------------------------------------------  -----------------------------------
                                          MARCH 31     JUNE 30   SEPT. 30    DEC. 31    MARCH 31     JUNE 30    SEPT. 30
                                         -----------  ---------  ---------  ---------  -----------  ---------  -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................   $   8,920   $   9,201  $  11,010  $  12,560   $  11,607   $  12,075   $   9,894
Cost of sales..........................       5,277       5,695      6,874      8,171       7,234       7,875       6,496
                                         -----------  ---------  ---------  ---------  -----------  ---------  -----------
Gross profit...........................       3,643       3,506      4,136      4,389       4,373       4,200       3,398
Total operating expenses...............       2,206       2,309      2,462      2,786       3,310       3,282       3,581
                                         -----------  ---------  ---------  ---------  -----------  ---------  -----------
Operating income (loss)................       1,437       1,197      1,674      1,603       1,063         918        (183)
Other income (expense).................        (553)          4        112        317         106         210          77
                                         -----------  ---------  ---------  ---------  -----------  ---------  -----------
Income (loss) before taxes.............         884       1,201      1,786      1,920       1,169       1,128        (106)
Tax expense (benefit)..................         359         456        592        643         424         419          29
                                         -----------  ---------  ---------  ---------  -----------  ---------  -----------
Net income (loss)......................   $     525   $     745  $   1,194  $   1,277   $     745   $     709   $    (135)
                                         -----------  ---------  ---------  ---------  -----------  ---------  -----------
                                         -----------  ---------  ---------  ---------  -----------  ---------  -----------
Net income loss per share..............   $    0.10   $    0.13  $    0.16  $    0.16   $    0.10   $    0.09   $   (0.02)
                                         -----------  ---------  ---------  ---------  -----------  ---------  -----------
                                         -----------  ---------  ---------  ---------  -----------  ---------  -----------
Shares used in per share calculation...       5,101       5,867      7,701      7,741       7,831       8,244       7,938


                                          DEC. 31
                                         ---------

Net sales..............................  $  12,039
Cost of sales..........................      9,144
                                         ---------
Gross profit...........................      2,895
Total operating expenses...............      3,833
                                         ---------
Operating income (loss)................       (938)
Other income (expense).................         42
                                         ---------
Income (loss) before taxes.............       (896)
Tax expense (benefit)..................       (419)
                                         ---------
Net income (loss)......................  $    (477)
                                         ---------
                                         ---------
Net income loss per share..............  $   (0.06)
                                         ---------
                                         ---------
Shares used in per share calculation...      7,971

    The Company's operating results have fluctuated in the past and may fluctuate significantly in the future. Fluctuations in operating results may be caused by a variety of factors, including the relatively high unit cost of the Company's FIB workstations and electron microscopes, competitive pricing pressure, conditions in the semiconductor industry, the timing of orders from major customers and new product introductions, customer cancellation or delay of shipments, long sales cycles, changes in the mix of products sold and the proportion of domestic and international sales, specific feature requests by customers, product delays and currency exchange rate fluctuations. The Company will continue to derive a substantial portion of its revenues from the sale of a relatively small number of FIB workstations and electron microscopes. As a result, the timing of revenue recognition from a single order could have a significant impact on the Company's net sales and operating results for a period.

    A substantial portion of the Company's net sales have generally been realized near the end of each quarter and sales of electron microscopes by Philips' electron optics business to government-funded customers have generally been made in the fourth quarter. Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition and results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

    INFLATION. The impact of inflation and changing prices on the Company's operating results has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents a summary of the Company's cash flows for each of 1994, 1995 and 1996.

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1994       1995        1996
                                                                                   ---------  ---------  ----------

                                                                                            (IN THOUSANDS)
Net cash provided by (used in) operating activities..............................  $  (2,943) $  (1,771) $  (12,007)
Net cash provided by (used in) investing activities..............................     (3,635)   (10,524)        579
Net cash provided by financing activities........................................      6,431     14,807       9,385
Foreign currency translation adjustment..........................................         (4)        (4)        (11)
                                                                                   ---------  ---------  ----------
Net increase (decrease) in cash and cash equivalents.............................  $    (151) $   2,508  $   (2,054)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

    A December 31, 1996, the Company had total cash and cash equivalents of $646,000, compared to $2.7 million at December 31, 1995. Cash used in operating activities for 1996 was $12.0 million, compared to $1.7 million for 1995. The primary components causing this increase in cash used in operating activities for 1996 were increases in inventory and accounts receivable of $8.9 million and $9.4 million, respectively, offset by an increase in accounts payable of $4.2 million, and the noncash sale of three FIB workstations to Norsam. The increase in inventory resulted from lower than expected sales of FIB workstations and strategic stocking of certain FIB workstation platforms.

    Investing activities for 1996 provided net cash of $579,000, compared with a net use of cash of $10.5 million for 1995. In 1996 the Company received $7.4 million in cash from net sales of marketable securities and used cash of $6.2 million for the acquisition of equipment. In 1995, the Company's principal investing activities consisted of the purchase of marketable securities for $9.4 million and the purchase of equipment for $2.8 million. Capital expenditures increased in 1996 from 1995 primarily because of the purchase of research and development and training equipment. The Company expects to continue to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity.

    Financing activities provided net cash of $9.4 million for 1996 and $14.8 million for 1995. In 1995, the Company completed its initial public offering, which provided net proceeds to the Company of $21.2 million. From these proceeds, the Company paid off its bank line of credit and a portion of its outstanding long-term debt. At December 31, 1996, approximately $8.4 million was outstanding under the Company's $10 million bank operating line of credit and approximately $1.6 million was available to be borrowed under the line of credit. On January 8, 1997 the loan agreement between the Company and the bank was amended to increase the line of credit to $12 million. This line of credit is secured by accounts receivable and inventory, bears interest at an annual rate equal (at the Company's option) to (i) the bank's basic commercial lending rate (8.25% at December 31, 1996) or (ii) LIBOR plus 2.0%, and is subject to review by the bank on June 1, 1997. The Company may borrow up to the lesser of
(i) $12 million and (ii) an amount equal to the sum of 80% of eligible accounts receivable and 30% of eligible inventory (excluding work in process). Under the terms of the line of credit, the Company must maintain a current ratio of not less than 2.0, a minimum tangible net worth of not less than $30 million and a senior debt to tangible net worth ratio of not more than 1.0, each measured at the end of each calendar quarter.

    Noncash investing and financing activities for 1996 included the conversion of $3.5 million of long-term debt into 466,667 shares of Common Stock and the noncash sale of three FIB workstations to Norsam in exchange for 500,000 shares of Norsam Series A Preferred Stock.

    The Company believes its cash equivalents, investments and borrowings available under its line of credit will be sufficient to fund operations during the near term. The Company expects, however, to continue to use cash to fund operations. The Company will be required to seek credit arrangements with commercial banks and other institutional lenders, other than the existing line of credit now maintained by the Company, or from other sources of equity or debt financing. There is no assurance that any such financing will be available on terms that are favorable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by this item are included on pages F-1 to F-19 and S-1 to S-3 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed or to be filed no later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                 PAGE IN THIS REPORT
                                                                                                ---------------------
     (A)(1)  FINANCIAL STATEMENTS
             Independent Auditors' Report.....................................................              F-1
             Consolidated Balance Sheets at December 31, 1995 and 1996........................              F-2
             Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995
             and 1996.........................................................................              F-3
             Consolidated Statements of Shareholders' Equity for the Years Ended December 31,
             1994, 1995 and 1996..............................................................              F-4
             Consolidated Statement of Cash Flows for the Years Ended December 31, 1994, 1995
             and 1996.........................................................................              F-5
             Notes to Consolidated Financial Statements.......................................              F-6
  (A)(2)     FINANCIAL STATEMENT SCHEDULES
             Schedule of Valuation and Qualifying Accounts and Reserve........................               S-1
             Schedule of Computation of Earnings Per Share....................................               S-2
     (A)(3)  EXHIBITS
    ****2.1  Combination Agreement, dated November 15, 1996, as amended, between the
             Registrant and Philips Industrial Electronics International B.V.
        3.1  Second Amended and Restated Articles of Incorporation, as amended
        3.2  Restated Bylaws
        4.1  See Articles III and IV of Exhibit 3.1 and Articles I and VI of Exhibit 3.2
     +*10.1  1984 Stock Incentive Plan
      +10.2  1995 Stock Incentive Plan, as amended
    +**10.3  1995 Supplemental Stock Incentive Plan
     +*10.4  Form of Incentive Stock Option Agreement
     +*10.5  Form of Nonstatutory Stock Option Agreement
      *10.6  Warrant and Subordinated Promissory Note, dated October 3, 1988, and schedule of parties to whom substantially identical warrants and notes were issued
      *10.7  Lease, dated as of November 20, 1992, between the Registrant and Capital
             Consultants, Inc. as agent for United Association Union Local 290, Plumber,
             Steamfitter and Shipfitter Industry Pension Fund
       10.8  Lease, dated January 11, 1996, between the Registrant and Pacific Realty
             Associates, L.P.
       10.9  Lease, dated June 6, 1996, between the Registrant and Pacific Realty Associates,
             L.P.
      *10.10 Master Note and Security Agreement, each dated May 13, 1993, between the
             Registrant and Key Bank of Oregon
      *10.11 Note Purchase Agreement, Convertible Promissory Note and Registration Rights
             Agreement, each dated as of August 26, 1993, between the Registrant and Capital
             Consultants, Inc. as agent for United Association Union Local 290, Plumber,
             Steamfitter and Shipfitter Industry Pension Trust

                                                                                                 PAGE IN THIS REPORT
                                                                                                ---------------------
     *10.12  First Amendment to Loan Documents and First Amended and Restated Convertible
             Promissory Note, each dated as of October 3, 1994, between the Registrant and
             Capital Consultants, Inc. as agent for United Association Union Local 290,
             Plumber, Steamfitter and Shipfitter Industry Pension Trust
     *10.13  Loan Agreement, Master Note, Security Agreement and Cross-Default and
             Cross-Collateralization Agreement, each dated as of December 17, 1993, between the Registrant and Key Bank of Oregon
     *10.14  Amendments, dated April 26, 1994, June 1, 1994, August 1, 1994 and December 21,
             1994, to Loan Agreement between the Registrant and Key Bank of Oregon
   ***10.15  Amendment, dated August 6, 1996, to Loan Agreement between the Registrant and Key
             Bank of Oregon
      10.16  Amendment, dated January 9, 1997, to Loan Agreement between the Registrant and
             Key Bank of Oregon
     *10.17  Master Note, Security Agreement and Cross-Default and Cross-Collateralization
             Agreement, each dated as of June 1, 1994, between the Registrant and Key Bank of
             Oregon
    #*10.18  Agreement, dated February 9, 1994, between the Registrant and Philips Electron
             Optics B.V.
      11.1   Computation of earnings per share (included on page S-2)
      21.1   Subsidiaries of the Registrant
      23.1   Consent of Deloitte & Touche LLP
      27.1   Financial Data Schedule

------------------------

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

****Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 22, 1996.

+ This exhibit constitutes a management contract or compensatory plan or arrangement.

# Confidential treatment has been granted by the Commission for certain portions of this agreement.

    (B) REPORTS ON FORM 8-K.

    A report on Form 8-K was filed by the Company on November 22, 1996 reporting item 5. No financial statements were filed with the report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FEI COMPANY

                                By:           /s/ WILLIAM A. WHITWARD
                                     -----------------------------------------
                                                William A. Whitward
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 28, 1997.

          SIGNATURE                        TITLE
------------------------------  ---------------------------

                                President and Chief
   /s/ WILLIAM A. WHITWARD        Executive Officer
------------------------------    (Principal Executive
     William A. Whitward          Officer)

                                Executive Vice President,
    /s/ WILLIAM G. LANGLEY        Chief Financial Officer
------------------------------    and Secretary (Principal
      William G. Langley          Financial Officer)

  /s/ FREDERICK A.M. GORDON     Controller and Assistant
------------------------------    Treasurer (Principal
    Frederick A.M. Gordon         Accounting Officer)

    /s/ LYNWOOD W. SWANSON      Chairman of the Board
------------------------------
      Lynwood W. Swanson

  /s/ KAREL D. VAN DER MAST     Executive Vice President
------------------------------    Marketing, Technical
    Karel D. Van Der Mast         Officer and Director

      /s/ ALFRED B. BOK         Director
------------------------------
        Alfred B. Bok

      /s/ WILLIAM CURRAN        Director
------------------------------
        William Curran

          SIGNATURE                        TITLE
------------------------------  ---------------------------

  /s/ THEO J.H.J. SONNEMANS     Director
------------------------------
    Theo J.H.J. Sonnemans

     /s/ LLOYD R. SWENSON       Director
------------------------------
       Lloyd R. Swenson

   /s/ DONALD R. VANLUVANEE     Director
------------------------------
     Donald R. Vanluvanee

                          FEI COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
INDEPENDENT AUDITORS' REPORT..............................................................................     F-1
FINANCIAL STATEMENTS:
  Consolidated Balance Sheets at December 31, 1995 and 1996...............................................     F-2
  Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995, and 1996.............     F-3
  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1995, and 1996...     F-4
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995, and 1996.............     F-5
  Notes to Consolidated Financial Statements..............................................................     F-6
SUPPLEMENTAL SCHEDULES:
  Schedule of Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31,
    1996..................................................................................................     S-1
  Schedule of Computation of Earnings Per Share for the Three Years Ended December 31, 1996...............     S-2

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FEI Company
Hillsboro, Oregon

We have audited the accompanying consolidated balance sheets of FEI Company and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the supplemental schedules listed in the Table of Contents. The consolidated financial statements and supplemental schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such supplemental schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Portland, Oregon
January 31, 1997

                          FEI COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                1995       1996
                                                                                              ---------  ---------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................................................  $   2,700  $     646
  Investments (Note 2)......................................................................      4,961     --
  Receivables (Note 3)......................................................................     13,769     19,874
  Inventories (Note 4)......................................................................     10,425     19,971
  Deferred income taxes (Note 11)...........................................................        626      1,248
  Other.....................................................................................        195      1,623
                                                                                              ---------  ---------
      Total current assets..................................................................     32,676     43,362
INVESTMENTS (Note 2)........................................................................      2,540     --
EQUIPMENT (Note 5)..........................................................................      4,604      9,030
LEASE RECEIVABLES (Note 6)..................................................................      2,663      2,055
OTHER ASSETS (Note 7).......................................................................      2,159      6,307
                                                                                              ---------  ---------
TOTAL.......................................................................................  $  44,642  $  60,754
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit (Note 8)...................................................................  $  --      $   8,436
  Accounts payable..........................................................................      2,597      6,758
  Accrued payroll liabilities...............................................................        606        751
  Accrued warranty reserves.................................................................        892      1,797
  Deferred revenue..........................................................................        434        868
  Income taxes payable......................................................................        870         59
  Other current liabilities.................................................................        871      1,670
                                                                                              ---------  ---------
      Total current liabilities.............................................................      6,270     20,339
LONG-TERM DEBT (Note 10)....................................................................      3,500     --
DEFERRED INCOME TAXES (Note 11).............................................................        450        751
COMMITMENTS AND CONTINGENCIES (Notes 9 and 17)
SHAREHOLDERS' EQUITY (Note 12):
  Preferred stock--500,000 shares authorized;
    none issued and outstanding.............................................................     --         --
  Common stock--15,000,000 shares authorized; 7,222,394 and 7,956,963 shares issued and
    outstanding.............................................................................     27,150     31,658
  Warrants--200,001 and zero issued and outstanding.........................................         59     --
  Retained earnings.........................................................................      7,099      7,941
  Other.....................................................................................        114         65
                                                                                              ---------  ---------
      Total shareholders' equity............................................................     34,422     39,664
                                                                                              ---------  ---------
TOTAL.......................................................................................  $  44,642  $  60,754
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                See notes to consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     1994       1995       1996
                                                                                   ---------  ---------  ---------
NET SALES........................................................................  $  22,281  $  41,691  $  45,615
COST OF SALES....................................................................     14,150     26,017     30,749
                                                                                   ---------  ---------  ---------
      Gross profit...............................................................      8,131     15,674     14,866
                                                                                   ---------  ---------  ---------
OPERATING EXPENSES:..............................................................
  Research and development.......................................................      3,107      2,566      3,945
  Selling and marketing..........................................................      2,802      4,580      5,797
  General and administrative.....................................................      2,149      2,617      4,264
  Postponed stock offering and duplicate rent (Notes 9 and 12)...................        433     --         --
                                                                                   ---------  ---------  ---------
      Total operating expenses...................................................      8,491      9,763     14,006
                                                                                   ---------  ---------  ---------
OPERATING INCOME (LOSS)..........................................................       (360)     5,911        860
                                                                                   ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Foreign currency gain (loss)...................................................         93       (208)        59
  Interest income................................................................        405        935        602
  Interest expense...............................................................       (591)      (663)      (184)
  Other..........................................................................        (35)      (184)       (42)
                                                                                   ---------  ---------  ---------
      Total other income (expense)...............................................       (128)      (120)       435
                                                                                   ---------  ---------  ---------
INCOME (LOSS) BEFORE TAXES.......................................................       (488)     5,791      1,295
TAX EXPENSE (BENEFIT) (Note 11)..................................................       (263)     2,050        453
                                                                                   ---------  ---------  ---------
NET INCOME (LOSS)................................................................  $    (225) $   3,741  $     842
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
PER SHARE DATA:..................................................................
  Net income (loss) per share....................................................  $   (0.04) $    0.57  $    0.10
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (Note 12).......      5,101      6,603      8,040
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                See notes to consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       COMMON STOCK              WARRANTS
                                                   ---------------------  -----------------------
                                                                                                    RETAINED
                                                     SHARES     AMOUNT      SHARES      AMOUNT      EARNINGS       OTHER
                                                   ----------  ---------  ----------  -----------  -----------  -----------
BALANCE, DECEMBER 1, 1994........................   4,344,972  $   5,504     400,001   $     119    $   3,583    $      25
Net loss.........................................      --         --          --          --             (225)      --
Proceeds from exercise of options for 18,733
  shares of common stock (Note 12)...............      18,733         37      --          --           --           --
Stock options granted below market value.........      --              8      --          --           --           --
Other............................................      --         --          --          --           --               (4)
                                                   ----------  ---------  ----------       -----   -----------       -----
BALANCE, DECEMBER 31, 1994.......................   4,363,705      5,549     400,001         119        3,358           21
Net income.......................................      --         --          --          --            3,741       --
Proceeds from exercise of options for 210,539
  shares of common stock (Note 12)...............     210,539        393      --          --           --           --
Proceeds from sale of 2,500,000 shares of common
  stock, less $2,602 costs of issuance...........   2,500,000     21,148      --          --           --           --
Exercise of 200,000 warrants into 148,150 shares
  of common stock (Note 10)......................     148,150         60    (200,000)        (60)      --           --
Other............................................      --         --          --          --           --               93
                                                   ----------  ---------  ----------       -----   -----------       -----
BALANCE, DECEMBER 31, 1995.......................   7,222,394     27,150     200,001          59        7,099          114
Net income.......................................      --         --          --          --              842       --
Proceeds from exercise of options for 108,020
  shares of common stock (Note 12)...............     108,020        949      --          --           --           --
Exercise of convertible debt for 466,667 shares
  of common stock (Note 10)......................     466,667      3,500      --          --           --           --
Exercise of 200,001 warrants into 159,882 shares
  of common stock (Note 10)......................     159,882         59    (200,001)        (59)      --           --
Other............................................      --         --          --          --           --              (49)
                                                   ----------  ---------  ----------       -----   -----------       -----
BALANCE, DECEMBER 31, 1996.......................   7,956,963  $  31,658      --       $  --        $   7,941    $      65
                                                   ----------  ---------  ----------       -----   -----------       -----
                                                   ----------  ---------  ----------       -----   -----------       -----



                                                     TOTAL
                                                   ---------
BALANCE, DECEMBER 1, 1994........................  $   9,231
Net loss.........................................       (225)
Proceeds from exercise of options for 18,733
  shares of common stock (Note 12)...............         37
Stock options granted below market value.........          8
Other............................................         (4)
                                                   ---------
BALANCE, DECEMBER 31, 1994.......................      9,047
Net income.......................................      3,741
Proceeds from exercise of options for 210,539
  shares of common stock (Note 12)...............        393
Proceeds from sale of 2,500,000 shares of common
  stock, less $2,602 costs of issuance...........     21,148
Exercise of 200,000 warrants into 148,150 shares
  of common stock (Note 10)......................     --
Other............................................         93
                                                   ---------
BALANCE, DECEMBER 31, 1995.......................     34,422
Net income.......................................        842
Proceeds from exercise of options for 108,020
  shares of common stock (Note 12)...............        949
Exercise of convertible debt for 466,667 shares
  of common stock (Note 10)......................      3,500
Exercise of 200,001 warrants into 159,882 shares
  of common stock (Note 10)......................     --
Other............................................        (49)
                                                   ---------
BALANCE, DECEMBER 31, 1996.......................  $  39,664
                                                   ---------
                                                   ---------

                See notes to consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                                 (IN THOUSANDS)

                                                                                          1994         1995       1996
                                                                                          ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................................................  $    (225) $   3,741  $     842
  Adjustments to reconcile net income (loss) to net cash used in operating activities:.........................................................................
      Depreciation and amortization.....................................................      1,409      1,564      1,687
      Deferred taxes on income..........................................................       (347)       268       (321)
      Stock options granted below market value..........................................          8     --         --
      Decrease (increase) in assets:
        Receivables.....................................................................     (4,115)    (5,873)    (9,355)
        Inventories.....................................................................     (1,548)    (2,796)    (8,881)
        Other assets....................................................................        222        188     (1,670)
      Increase (decrease) in liabilities:...............................................
        Accounts payable................................................................      1,250       (956)     4,161
        Accrued payroll liabilities.....................................................        (39)       212        145
        Accrued warranty reserves.......................................................        217        351        905
        Deferred revenue................................................................         58        205        434
        Income taxes payable............................................................        (13)       840       (753)
        Other current liabilities.......................................................        180        485        799
                                                                                          ---------  ---------  ---------
            Net cash used in operating activities.......................................     (2,943)    (1,771)   (12,007)
                                                                                          ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment..............................................................     (3,144)    (2,789)    (6,223)
  Investment in software development....................................................       (156)      (345)      (784)
  Purchases of marketable securities....................................................     --         (9,405)    (1,052)
  Sales of marketable securities........................................................     --          2,000      8,443
  Net investment in lease receivables...................................................       (336)       (96)       161
  Net proceeds from disposal of equipment...............................................          1        111         34
                                                                                          ---------  ---------  ---------
            Net cash provided by (used in) investing activities.........................     (3,635)   (10,524)       579
                                                                                          ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering of common stock.............................     --         21,148     --
  Net proceeds from (payments on) line of credit and notes payable......................      4,731     (6,386)     8,436
  Proceeds from exercise of stock options and warrants..................................         37        393        949
  Proceeds from issuances of long-term debt.............................................      1,941      1,000     --
  Payments on long-term debt............................................................       (278)    (1,348)    --
                                                                                          ---------  ---------  ---------
            Net cash provided by financing activities...................................      6,431     14,807      9,385
                                                                                          ---------  ---------  ---------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT.................................................         (4)        (4)       (11)
                                                                                          ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................       (151)     2,508     (2,054)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................        343        192      2,700
                                                                                          ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................  $     192  $   2,700  $     646
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of long-term debt..........................................................  $  --      $  --      $  (3,500)
  Investment in Norsam (Note 7).........................................................     --         --         (3,250)
  Repossession of leased FIB............................................................     --         --            447
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION--Cash paid during the period for:
  Interest..............................................................................  $     584  $     682  $     142
  Income taxes paid, net of refunds received............................................        (38)       836      1,471

                See notes to consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS--FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture, and market focused ion beam ("FIB") workstations and components based on field emission technology. The Company sells its FIB workstations principally to integrated circuit manufacturers and sells components to manufacturers of electron microscopes and other devices incorporating field emission technology. The Company's customers are located primarily in the United States, Europe, and Asia.

    NEED FOR NEW PRODUCT DEVELOPMENT--The market for tools to analyze and modify materials with submicron precision is highly competitive and subject to rapid change. The Company devotes a portion of its revenue to continued research and development in an effort to lead that change through the development of new and better uses of field electron and ion emission technology. There is, however, the possibility that alternative technologies or developments in the semiconductor industry will render the Company's products unsuitable for the needs of that industry. Such changes could significantly impact the Company's ability to recognize its investments in inventory and developed software.

    CUSTOMER CONCENTRATION--Sales of FIB workstations, which represent the majority of product sales, are highly dependent upon capital expenditures by semiconductor manufacturers and semiconductor testing laboratories. While that industry is currently expanding, there is no assurance that the growth can be sustained.

    DEPENDENCE ON SUPPLIERS--Because of the highly specialized nature of the Company's products, certain of the components and subassemblies included in the Company's products are made to the Company's specifications and obtained from a single or a limited number of suppliers. A substantial portion of the subassemblies included in the Company's FIB workstations are purchased from Philips Electron Optics B.V. ("PEO"), whose operations the Company acquired subsequent to year end.

    USE OF ESTIMATES IN FINANCIAL REPORTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from estimates.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries, FEI Europe Limited, FEI Europe GmbH, FEI Asia Corporation, and FEI Company FSC Ltd., a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

    FOREIGN CURRENCY TRANSLATION--Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date. Translation adjustments are shown separately in shareholders' equity. Revenues, costs and expenses are translated using an average rate. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of operations.

    INVESTMENTS--As required under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies securities into one of three categories: held to maturity, available for sale, or trading. At December 31, 1995, all such investments were classified as available for sale and, as such, are reported at market value. The difference between the amortized cost of such securities and their market value is reported as a separate component of

                          FEI COMPANY AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) shareholders' equity. Cost of securities sold is determined on a weighted-average cost basis. There were no such investments at December 31, 1996.

    REVENUE RECOGNITION--Product sales are recorded at the time of shipment. Maintenance service revenues are billed in advance and recorded as deferred revenue. Where a service contract exists, service revenues are recognized ratably over the contract period; otherwise, revenues are recognized as services are provided. A substantial portion of the Company's sales are made to a limited number of customers (see Note 15). The Company makes periodic evaluations of the credit-worthiness of its customers and generally does not require collateral.

    The Company's products are constantly updated. In certain situations, customers have the opportunity to trade in a workstation as part of the purchase price of a new workstation. The Company believes there is a market for used workstations, which may be resold or leased to customers requiring less advanced product technology and applications.

    INVENTORIES are stated at lower of cost or market with cost determined by standard cost methods which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories which are in excess of the current requirements based on recent sales levels are reported as noncurrent assets, and management has established an inventory reserve based on their best estimate of such amount.

    EQUIPMENT, including leased FIB systems, is stated at cost and depreciated over the estimated useful life of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred.

    LEASE RECEIVABLE--For the sales-type lease, the amount recorded as revenue is the present value of the minimum lease payments computed at the interest rate implicit in the lease. The cost of equipment is considered as cost of sales in the period in which the lease is executed, and the excess of the aggregate rentals over the recorded revenue amount is accounted for as finance income over the term of the lease.

    OTHER ASSETS--Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized on a straight-line basis over eight years. Certain computer software development costs have been capitalized. These costs are being amortized over three to five years, the estimated economic life of the software, using the straight-line method. Changes in technology could impact the Company's estimate of the useful life of such assets.

    RESEARCH AND DEVELOPMENT costs are expensed as incurred. The Company periodically participates in joint ventures for research and development projects and records its proportionate expense as it is incurred over the life of the project. Timing of the expenditures coincides with the terms of the agreements.

    PRODUCT WARRANTY--Warranties based on usage from the date of sale are provided for certain emitter products. Other products generally have a one-year warranty. A reserve is established to cover estimated warranty costs and certain commitments for product upgrades. The Company's estimate of warranty cost is based on its history of warranty repairs. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair than similar products have required in the past.

                          FEI COMPANY AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    TAXES AND TAX CREDITS--The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.

    STOCK-BASED COMPENSATION--The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, effective January 1, 1996. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, but will provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

    NET INCOME (LOSS) PER SHARE is computed on the basis of the weighted average number of common and common equivalent shares outstanding. Outstanding options for common stock have been included in the calculation of common and common equivalent shares outstanding using the treasury stock method. Also, in accordance with the accounting rules of the Securities and Exchange Commission, shares issued or options granted within one year prior to the filing date of the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented using the treasury stock method.

    CASH AND CASH EQUIVALENTS--Money market funds and other highly-liquid instruments with original maturities of less than three months are considered to be cash equivalents.

    RECLASSIFICATION--Certain amounts from prior years have been reclassified to conform with the 1996 financial statement presentation.

2. INVESTMENTS

    Investments, classified as available for sale, consist of the following at December 31, 1995 (in thousands):

                                                                                   AMORTIZED    UNREALIZED      FAIR
                                                                                     COST          GAINS        VALUE
                                                                                  -----------  -------------  ---------
Debt securities issued by the United States Treasury and other U.S. government
  corporations and agencies.....................................................   $   1,908     $      24    $   1,932
Debt securities issued by states of the United States and political subdivisions
  thereof.......................................................................       3,508            56        3,564
Corporate obligations...........................................................         989             1          990
Preferred stock.................................................................       1,000            15        1,015
                                                                                  -----------          ---    ---------
      Total.....................................................................   $   7,405     $      96    $   7,501
                                                                                  -----------          ---    ---------
                                                                                  -----------          ---    ---------
These investments have been reported at December 31, 1995 as follows:
Current assets--investments.....................................................                              $   4,961
Noncurrent assets--investments..................................................                                  2,540
                                                                                                              ---------
                                                                                                              ---------
      Total.....................................................................                              $   7,501
                                                                                                              ---------
                                                                                                              ---------

                          FEI COMPANY AND SUBSIDIARIES

3. RECEIVABLES

    Receivables consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1996
                                                                          ---------  ---------
Trade...................................................................  $  12,000  $  18,998
Other...................................................................        587        304
Current portion of lease receivable (see Note 6)........................      1,277        812
                                                                          ---------  ---------
                                                                             13,864     20,114
Allowance for doubtful accounts.........................................        (95)      (240)
                                                                          ---------  ---------
      Total receivables.................................................  $  13,769  $  19,874
                                                                          ---------  ---------
                                                                          ---------  ---------

4. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1996
                                                                          ---------  ---------
Raw materials and assembled parts.......................................  $   6,933  $  12,003
Work in process.........................................................      1,866      4,284
Finished goods..........................................................      1,626      3,684
                                                                          ---------  ---------
      Total inventories.................................................  $  10,425  $  19,971
                                                                          ---------  ---------
                                                                          ---------  ---------

    Included in raw materials and assembled parts are $1,004,000 and $2,229,000 of current requirement service inventories at December 31, 1995 and 1996.

5. EQUIPMENT

    Equipment consists of the following (in thousands):

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1995       1996
                                                                                               ---------  ---------
Equipment and office furniture...............................................................  $   7,413  $  10,194
Computer equipment...........................................................................      1,106      2,062
Leased FIB systems...........................................................................        412      1,282
Leasehold improvements.......................................................................        162      1,204
                                                                                               ---------  ---------
                                                                                                   9,093     14,742
Accumulated depreciation.....................................................................     (4,489)    (5,712)
                                                                                               ---------  ---------
      Total equipment........................................................................  $   4,604  $   9,030
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    Leased FIB systems consist of equipment leased under principally month-to-month operating leases.

                          FEI COMPANY AND SUBSIDIARIES

6. LEASE RECEIVABLES

    Lease receivables consist of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1995       1996
                                                                             ---------  ---------
Minimum lease receipts.....................................................  $   4,937  $   3,570
Unearned finance charges...................................................       (997)      (703)
                                                                             ---------  ---------
                                                                                 3,940      2,867
Less current portion included in current receivables (Note 3)..............     (1,277)      (812)
                                                                             ---------  ---------
      Total lease receivables..............................................  $   2,663  $   2,055
                                                                             ---------  ---------
                                                                             ---------  ---------

    Finance income (reported as a component of interest income in the consolidated statements of operations) earned during the years ended December 31, 1994, 1995, and 1996 was $395,000, $489,000, and $382,000, respectively.

    Minimum receipts on the lease receivable are due as follows (in thousands):

YEAR ENDING
DECEMBER 31,
-------------------------------------------------------------------------------------
1997.................................................................................  $   1,071
1998.................................................................................        871
1999.................................................................................        627
2000.................................................................................        554
2001.................................................................................        418
Thereafter...........................................................................         29
                                                                                       ---------
      Total..........................................................................  $   3,570
                                                                                       ---------
                                                                                       ---------

7. OTHER ASSETS

    Other assets consists of the following (in thousands):

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1995       1996
                                                                                                 ---------  ---------
Service inventories, noncurrent, net of reserves of $375 and $951, respectively................  $   1,500  $   1,500
Capitalized software development costs, net of amortization of $545 and $665, respectively.....        499      1,163
Goodwill, net of amortization of $83 and $105, respectively....................................         73         51
Cash surrender value of life insurance.........................................................         77         97
Investment in Norsam...........................................................................     --          3,267
Deposits and other.............................................................................         10        229
                                                                                                 ---------  ---------
      Total other assets.......................................................................  $   2,159  $   6,307
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    Software development costs capitalized during the years ended December 31, 1994, 1995 and 1996 were $156,000, $345,000 and $784,000, respectively.
Amortization of software development costs was $158,000, $194,000, and $120,000 for the years ended 1994, 1995, and 1996, respectively.

                          FEI COMPANY AND SUBSIDIARIES

7. OTHER ASSETS (CONTINUED)
    During 1996, the Company sold three FIB workstations to Norsam Technologies, Inc. ("Norsam") for use in a new commercial application of FIB technology providing long-term archival and very high density data storage. In addition, the Company has entered into an exclusive vendor relationship with Norsam for the purchase of up to an additional 20 workstations. The consideration paid by Norsam to FEI for the three workstations was 500,000 shares of Norsam Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of Norsam common stock at a conversion rate of $5 per share. The recorded value of this transaction was $3,267,000, including $17,000 of transaction costs. The Company's investment is being carried at its cost since the Norsam stock is not readily marketable.

8. LINE OF CREDIT

    A $12 million operating line of credit is available at the bank's variable basic rate (8.25% at December 31, 1996). A $3.5 million foreign exchange line of credit is also available at the same rate. A total of $8.4 million was outstanding under the operating line of credit and no amount was outstanding under the foreign exchange line of credit at December 31, 1996. The Company has the option to fix the rate of interest on up to $9 million of the operating line of credit at the London Interbank Offering Rate plus 2% (9.55% at December 31,
1996) for up to six months. The credit lines will be subject to review on June 1, 1997. Borrowings under the lines of credit are secured by eligible receivables, inventories, and equipment. The credit lines contain certain financial covenants, the most restrictive of which establishes a minimum ratio of current assets to current liabilities. The Company was in compliance with such covenants at December 31, 1996.

9. LEASE OBLIGATION

    Operations are conducted in manufacturing and administrative facilities under operating leases that extend through March 2003. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 1994, 1995, and 1996 was approximately $746,000, $601,000, and $895,000, respectively. Included in the year ended December 31, 1994 was duplicate rent for the former headquarters facility of $203,000.

    Also included in a building lease is a provision for a $500,000 buildout loan, the full amount of which was borrowed during 1994. Amounts borrowed bear interest at 9% and are payable ratably over the initial lease term.

    The approximate future minimum rental payments due under these agreements as of December 31, 1996 are $1,109,000, $1,153,000, $1,153,000, $1,153,000, and
$1,184,000 for the years ending December 31, 1997 through 2001, respectively.

10. LONG-TERM DEBT

    Long-term debt at December 31, 1995 totaled $3.5 million and consisted of the Company's note to a nonbank lender for whom a director of the Company acts as an agent. Such borrowings, which bore interest at prime plus 2%, were convertible into common shares at $7.50 per share. On August 18, 1995, the Company notified the lender of its intent to prepay the borrowing and the lender elected to convert the debt into 466,667 shares of common stock on March 1, 1996. If the conversion right had been exercised on January 1, 1996, the impact on net income for the year ended December 31, 1996 would not have been material.

                          FEI COMPANY AND SUBSIDIARIES

10. LONG-TERM DEBT (CONTINUED)
    In connection with previous loan agreements with a state agency and certain shareholders, the Company issued warrants to purchase 400,001 shares of common stock for $3.00 per share. The warrants were valued by calculating the difference between the market rate of interest offered to the Company by a major commercial bank and the interest rate on the debt. On June 5, 1995, 70,347 warrants were converted into 48,132 shares of common stock; on September 5, 1995, 129,653 warrants were converted into 100,018 shares of common stock; on June 5, 1996, 150,000 warrants were converted into 122,050 shares of common stock; and on September 13, 1996, the remaining 50,001 warrants were converted into 37,832 shares of common stock. Each warrant was converted into a number of shares of common stock equal to the total number of shares for which the warrant was exercisable, less a number of shares representing the aggregate exercise price of the warrant shares purchased, valued at the market price on the date of exercise. No warrants remained outstanding at December 31, 1996.

11. TAXES

    The tax expense (benefit) consists of the following (in thousands):

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------
                                                                                            1994       1995       1996
                                                                                          ---------  ---------  ---------
Current:
  Federal...............................................................................  $     (47) $   1,268  $     516
  State.................................................................................         49        335         95
  Foreign...............................................................................         82        179        163
                                                                                          ---------  ---------  ---------
      Subtotal..........................................................................         84      1,782        774
Deferred................................................................................       (347)       268       (321)
                                                                                          ---------  ---------  ---------
      Total tax expense (benefit).......................................................  $    (263) $   2,050  $     453
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

    The effective income tax rate varies from the statutory rate due to the following (in thousands):

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------
                                                                                            1994       1995       1996
                                                                                          ---------  ---------  ---------
Expected tax expense (benefit) at statutory rates.......................................  $    (166) $   1,969  $     440
Increase (reduction) in income taxes resulting from:
  Foreign sales corporation.............................................................     --           (115)       (27)
  Foreign taxes.........................................................................          4        (11)        33
  State income taxes, net of federal income tax benefit.................................        (31)       232         44
  Research and development tax credits..................................................        (58)    --         --
  Other.................................................................................        (12)       (25)       (37)
                                                                                          ---------  ---------  ---------
      Total tax expense (benefit).......................................................  $    (263) $   2,050  $     453
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

                          FEI COMPANY AND SUBSIDIARIES

11. TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1995       1996
                                                                               ---------  ---------
Deferred tax assets:
  Reserves and accruals......................................................  $     548  $   1,173
  Other assets...............................................................         78         76
Deferred tax liability:
  Accumulated depreciation...................................................       (294)      (378)
  Other liabilities..........................................................       (156)      (374)
                                                                               ---------  ---------
      Net deferred tax asset.................................................  $     176  $     497
                                                                               ---------  ---------
                                                                               ---------  ---------
Deferred tax:
  Current asset..............................................................  $     626  $   1,248
  Long-term liability........................................................       (450)      (751)
                                                                               ---------  ---------
      Net deferred tax asset.................................................  $     176  $     497
                                                                               ---------  ---------
                                                                               ---------  ---------

12. SHAREHOLDERS' EQUITY

    STOCK SPLIT--Effective May 15, 1995, the Board of Directors approved a two-for-three reverse stock split. All share data has been restated accordingly.

    CAPITAL STOCK--Reserved shares of common stock as of December 31, 1994, 1995, and 1996 were 1,552,531, 1,889,375, and 1,414,687, respectively. These shares were reserved for stock incentive plans, the warrants issued in connection with previous loan agreements and shares issuable upon conversion of a loan.

    PUBLIC OFFERING--On June 1, 1995, the Company completed its initial public offering by issuing 2,500,000 shares of common stock at $9.50 per share. Proceeds, net of underwriters' commissions and other offering costs, aggregated $21.1 million. Approximately $6.2 million of the proceeds were used to pay off the Company's line of credit and lease finance line.

    STOCK INCENTIVE PLANS--The Company maintains stock incentive plans for selected directors, officers, employees, and certain other parties which allows the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, and the sale of restricted stock.

    The 1995 Stock Incentive Plan ("1995 Plan") allows for issuance of a maximum of 500,000 shares. The Board of Directors' ability to grant options under the 1995 Plan will terminate when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the option of the Board of Directors.

    The 1995 Supplemental Stock Incentive Plan ("1995 Supplemental Plan") allows for issuance of a maximum of 500,000 shares. The Board of Directors' ability to grant options under the 1995 Supplemental Plan will terminate when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the option of the directors.

                          FEI COMPANY AND SUBSIDIARIES

12. SHAREHOLDERS' EQUITY (CONTINUED)
    The 1984 Stock Incentive Plan ("1984 Plan") allows for issuance of a maximum of 1,200,000 shares. The Board of Directors' ability to grant options under the 1984 Plan terminated in January 1995. During the year ended December 31, 1994, options were granted for less than $9.50 per share. Such options were considered compensatory and $8,000 was recorded as an expense.

    Options are granted under various vesting arrangements, up to a maximum of five years. Options expire after a maximum of ten years. Options outstanding are summarized as follows:

                                                                                                      WEIGHTED
                                                                              SHARES                   AVERAGE
                                                                            AVAILABLE   OUTSTANDING   EXERCISE
                                                                            FOR GRANT     OPTIONS       PRICE
                                                                            ----------  -----------  -----------
Balance, January 1, 1994..................................................      96,068     441,863    $    4.58
Options granted...........................................................     (17,000)     17,000         7.50
Options exercised.........................................................      --         (18,733)        1.98
Options expired...........................................................       5,250      (5,250)        7.50
                                                                            ----------  -----------  -----------
Balance, December 31, 1994................................................      84,318     434,880    $    4.77
Options available under the 1995 Plan and the 1995 Supplemental Plan......   1,000,000      --           --
Options granted...........................................................    (967,872)    967,872        11.97
Options exercised.........................................................      --        (210,539)        1.87
Options expired...........................................................       8,354      (8,354)       11.19
Plan expiration...........................................................     (85,952)     --           --
                                                                            ----------  -----------  -----------
Balance, December 31, 1995................................................      38,848   1,183,859    $   10.82
Options available under the 1995 Plan and the 1995 Supplemental Plan......     300,000      --           --
Options granted...........................................................    (221,850)    221,850        12.61
Options exercised.........................................................      --        (108,020)        8.79
Options expired...........................................................       4,532      (4,532)       11.90
                                                                            ----------  -----------  -----------
Balance, December 31, 1996................................................     121,530   1,293,157    $   11.58
                                                                            ----------  -----------  -----------
                                                                            ----------  -----------  -----------

    The weighted average fair value of options granted in each of the years ended December 31, 1995 and 1996 was $6.91 and $7.48, respectively. At December 31, 1994, 1995 and 1996, 357,501, 374,433 and 591,982 options were exercisable, respectively.

    At December 31, 1996, options are exercisable at prices ranging from $7.50 to $18.25 per share.

                          FEI COMPANY AND SUBSIDIARIES

12. SHAREHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding and exercisable under the 1995 Plan and the 1995 Supplemental Plan at December 31, 1996:

                                     OUTSTANDING                                EXERCISABLE
                ------------------------------------------------------  ----------------------------
   RANGE OF       NUMBER       WEIGHTED AVERAGE      WEIGHTED AVERAGE    NUMBER    WEIGHTED AVERAGE
   EXERCISE         OF             REMAINING             EXERCISE          OF          EXERCISE
    PRICES       OPTIONS    CONTRACTUAL LIFE (YRS.)        PRICE         OPTIONS         PRICE
--------------  ----------  -----------------------  -----------------  ---------  -----------------
 7.50 - 10.63      579,457              3.15                  8.96        304,402           8.71
11.88 - 15.00      768,700              3.66                 13.30        282,580          13.30
    18.25            5,000              9.38                 18.25          5,000          18.25
                ----------               ---                 -----      ---------          -----
                 1,293,157              3.48                 11.58        591,982          10.98
                ----------               ---                 -----      ---------          -----
                ----------               ---                 -----      ---------          -----

    As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted at the fair value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value of the options at the date of grant, the Company's net income and income per share would have been reduced to the pro forma amounts below:

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1995       1996
                                                                             ---------  ---------
Net income (loss) (in thousands):
  As reported..............................................................  $   3,741  $     842
  Pro forma................................................................      2,987       (249)
Net income (loss) per share:
  As reported..............................................................  $    0.57  $    0.10
  Pro forma................................................................       0.45      (0.03)

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995 and 1996:

Dividend yield....................................................................          0%
Expected volatility (based on historical volatility)..............................         70%
Weighted average risk-free interest rate..........................................        6.3%
Weighted average expected term....................................................  4.0 years

    In accordance with the transition provisions of SFAS No. 123, compensation expense associated with stock options granted prior to January 1, 1995 has not been calculated. Because the Company's options vest over a period of years, the pro forma net income (loss) and the pro forma net income (loss) per share reported above do not include compensation expense associated with options granted prior to January 1, 1995.

    POSTPONED STOCK OFFERING--During the year ended December 31, 1994, the Company wrote off $230,000 associated with a postponed stock offering.

                          FEI COMPANY AND SUBSIDIARIES

13. EMPLOYEE BENEFIT PLANS

    The Company's employee profit share incentive plan is based on growth of operating income on a year-to-year basis. During the years ended 1994 and 1996, the Company did not contribute to the plan. During the year ended 1995, the Company contributed $278,000 to the plan.

    The Company has a Profit Sharing (401(k)) Plan which covers substantially all employees. Employees may defer a portion of their compensation and the Company may contribute an amount approved by the Board of Directors. Effective September 1, 1995, the Board of Directors approved a 100% match of employee contributions to the 401(k), up to 3% of each employee's salary. For the years ended December 31, 1995 and 1996, the Company contributed $50,000 and $211,000 to the 401(k) plan, respectively.

14. RELATED-PARTY TRANSACTIONS

    LEASING AGREEMENTS--From January 1, 1991 to August 1994, a shareholder, owning approximately 12% of the outstanding shares of common stock of the Company at December 31, 1996, owned the operating facilities leased by the Company. The Company moved into new facilities during 1994 and ceased paying rent on the former facility in August 1994. The Company leases certain of its manufacturing and administrative facilities from a company for whom a director of the Company acts as an agent.

15. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

    The Company operates in one industry segment. Export sales, primarily to customers in Europe and Asia, were approximately 30%, 41%, and 64% of net sales during the years ended December 31, 1994, 1995, and 1996, respectively.

                          FEI COMPANY AND SUBSIDIARIES

15. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION (CONTINUED)
    The following table sets forth certain information for FEI Europe Limited and FEI Europe GmbH (collectively "FEI Europe") and FEI Asia Corporation ("FEI Asia"), wholly owned subsidiaries of the parent.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1994       1995       1996
                                                                                   ---------  ---------  ---------
Net sales:
  Sales to customers.............................................................  $  15,579  $  24,530  $  16,595
  Export sales to customers......................................................      2,281      5,109      9,433
  Sales to affiliates............................................................      3,644      9,450     15,494
                                                                                   ---------  ---------  ---------
      Total parent sales.........................................................     21,504     39,089     41,522
FEI Europe sales.................................................................      4,421      8,531      9,527
FEI Asia sales...................................................................     --          3,521     10,060
Eliminations.....................................................................     (3,644)    (9,450)   (15,494)
                                                                                   ---------  ---------  ---------
      Net sales..................................................................  $  22,281  $  41,691  $  45,615
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Income (loss) before taxes:
  Parent.........................................................................  $    (729) $   5,707  $   1,150
  FEI Europe.....................................................................        229         56          4
  FEI Asia sales.................................................................     --             80        126
  Eliminations...................................................................         12        (52)        15
                                                                                   ---------  ---------  ---------
      Income (loss) before taxes.................................................  $    (488) $   5,791  $   1,295
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Total assets:
  Parent.........................................................................  $  24,177  $  42,112  $  52,645
  FEI Europe.....................................................................      1,270      2,686      2,610
  FEI Asia sales.................................................................     --          1,953      6,988
  Eliminations...................................................................     (1,033)    (2,109)    (1,489)
                                                                                   ---------  ---------  ---------
      Total assets...............................................................  $  24,414  $  44,642  $  60,754
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Sales by the parent to FEI Europe are recorded at arms-length prices. Intercompany profits are eliminated in consolidation.

    During the year ended December 31, 1994, two customers accounted for 19% of net sales, and approximately 15% of year-end trade receivables related to one such customer. During the year ended December 31, 1995, one customer accounted for 13% of net sales, and approximately 15% of year-end trade receivables related to such customer. In addition, one other customer accounted for 12% of accounts receivable at December 31, 1995. During the year ended December 31, 1996, approximately 15% of year-end trade receivables related to one customer.

                          FEI COMPANY AND SUBSIDIARIES

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments and the methods and assumptions used to estimate such fair values are as follows (in thousands):

                                                                             DECEMBER 31, 1995
                                                                          ------------------------
                                                                           CARRYING     ESTIMATED
                                                                             VALUE     FAIR VALUE
                                                                          -----------  -----------
Investments.............................................................   $   7,501    $   7,501
Long-term convertible debt..............................................       3,500        5,017

    Management believes the carrying amounts of cash and cash equivalents, receivables, line of credit, notes payable, accounts payable, accrued payroll liabilities, and other current liabilities are a reasonable approximation of the fair value of those financial instruments.

    The fair value of investments is determined by quoted market prices or dealer quotes, if available. If a quoted price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of convertible debt is estimated as the market value of the Company's stock at December 31, 1995 multiplied by the shares obtainable upon conversion. The fair value of the Company's investments in Norsam is not readily determinable as Norsam's securities are not actively traded. However, based on the last known trade, management estimates that the carrying value of the Norsam investment approximates its fair value.

17. LITIGATION

    On May 12, 1995, Micrion Corporation ("Micrion"), a principal competitor of the Company, filed suit against the Company alleging infringement of a patent issued to Micrion relating to the use of an electron gun to neutralize the positive charge that can develop with the use of an ion beam in FIB workstations. Micrion seeks an injunction against the alleged infringement of the Micrion patent, damages of at least $1 million, treble damages for infringement of the Micrion patent, attorney's fees and other damages. In May 1996, the parties agreed to dismiss the court action without prejudice.

    The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

18. SUBSEQUENT EVENT (UNAUDITED)

    On February 20, 1997, the Company's shareholders approved an agreement (the "Combination Agreement") between Philips Industrial Electronics International B.V. ("PIE"), a wholly owned subsidiary of Philips Electronics N.V. of The Netherlands ("Philips"), wherein FEI acquired on February 21, 1997 all of the stock of each of a Dutch holding company and a U.S. holding company, which will conduct substantially all of the electron options activities of Philips, in exchange for 55% of the common stock of the Company. The Philips electron optics businesses acquired include manufacturing, sales, and service operations in nine countries including the United States ("PEO Operations"). The transaction is being accounted for as a "reverse acquisition" for accounting and financial reporting purposes, whereby PIE will be treated as the accounting acquiror because PIE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Company in the transaction. As a result, subsequent to February 21, 1997, the historical financial statements of the Company will be the historical financial statements of the PEO Operations for all periods prior to such date.

                          FEI COMPANY AND SUBSIDIARIES

18. SUBSEQUENT EVENT (UNAUDITED) (CONTINUED)
    Summarized financial information for PEO Operations as of and for the years ended December 31, 1995 and 1996 is as follows (in thousands):

                                                                            1995       1996
                                                                          ---------  ---------
ASSETS:
Current assets..........................................................  $  50,699  $  68,082
Noncurrent assets.......................................................     10,043     13,467
                                                                          ---------  ---------
      Total assets......................................................  $  60,742  $  81,549
                                                                          ---------  ---------
                                                                          ---------  ---------
LIABILITIES AND EQUITY:
Current liabilities.....................................................  $  26,855  $  26,823
Noncurrent liabilities..................................................      1,336      1,202
Equity..................................................................     32,551     53,524
                                                                          ---------  ---------
      Total liabilities and equity......................................  $  60,742  $  81,549
                                                                          ---------  ---------
                                                                          ---------  ---------

                                                                          FOR THE YEAR ENDED
                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1995        1996
                                                                        ----------  ----------
Sales.................................................................  $  109,117  $  112,384
Cost of sales.........................................................      57,301      60,711
                                                                        ----------  ----------
      Gross profit....................................................      51,816      51,673
Operating and other expenses..........................................      42,571      50,996
                                                                        ----------  ----------
Income before tax.....................................................       9,245         677
Income taxes..........................................................       3,317         722
                                                                        ----------  ----------
      Net income (loss)...............................................  $    5,928  $      (45)
                                                                        ----------  ----------
                                                                        ----------  ----------

                          FEI COMPANY AND SUBSIDIARIES

           SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      THREE YEARS ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                                                        BALANCE AT    CHARGED TO                  BALANCE
                                                                       BEGINNING OF    COSTS AND                  AT END
                                                                          PERIOD       EXPENSES    WRITTEN OFF   OF PERIOD
                                                                       -------------  -----------  -----------  -----------
Allowance for doubtful accounts:
  December 31, 1994..................................................    $      62     $      52    $     (13)   $     101
  December 31, 1995..................................................          101            13          (19)          95
  December 31, 1996..................................................           95           175          (30)         240

Inventory reserves:
  December 31, 1994..................................................          128           256         (104)         280
  December 31, 1995..................................................          280           336         (163)         453
  December 31, 1996..................................................          453           768         (174)       1,047

Warranty reserves:
  December 31, 1994..................................................          324           455         (238)         541
  December 31, 1995..................................................          541           945         (594)         892
  December 31, 1996..................................................          892         1,887         (982)       1,797

                          FEI COMPANY AND SUBSIDIARIES

                 SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE

                      THREE YEARS ENDED DECEMBER 31, 1996

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

WEIGHTED AVERAGE NUMBER OF SHARES

    The weighted average number of shares of common stock and common stock equivalents, after adjusting for the two-for-three reverse split, was determined as follows:

    Outstanding options for common stock and convertible warrants and options have been included in the calculation of common and common equivalent shares outstanding using the treasury stock method based on an initial public offering price of $9.50 per share as the market price for all periods except the year ended December 31, 1996 which uses an average market price of $12.06 per share.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1994          1995          1996
                                                                          ------------  ------------  ------------
Common stock:
  Shares outstanding, beginning of period...............................     4,344,972     4,363,705     7,222,394
  Shares issued on exercise of options(1)...............................        10,265        70,059        72,202
  Shares issued on exercise of warrants(2)..............................       --             59,178        80,613
  Shares issued on conversion of debt(3)................................       --            --            388,462
  Shares issued on completion of initial public offering(4).............       --          1,421,703       --
  SEC SAB 83 shares(5)..................................................       270,246       270,246        67,738
                                                                          ------------  ------------  ------------
                                                                             4,625,483     6,184,891     7,831,409
                                                                          ------------  ------------  ------------
Common stock equivalents:
  Warrants(6)...........................................................       266,667       232,696        75,936
  Options(7)............................................................       209,187       185,575       132,596
                                                                          ------------  ------------  ------------
                                                                               475,854       418,271       208,532
                                                                          ------------  ------------  ------------
Weighted average number of shares.......................................     5,101,337     6,603,162     8,039,941
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $       (225) $      3,741  $        842
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net income (loss) per share.............................................  $      (0.04) $       0.57  $       0.10
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

------------------------

(1) Under 1984 Stock Incentive Plan, the 1995 Stock Incentive Plan, and the 1995 Supplemental Stock Incentive Plan; weighted average shares from exercise date of option.

(2) Weighted average shares from date of warrant conversion.

(3) On March 1, 1996, $3,500,000 of debt was converted into 466,667 shares of common stock; weighted average shares from conversion date.

(4) Initial public offering of June 1, 1995; weighted average shares from date of sale.

                          FEI COMPANY AND SUBSIDIARIES

                 SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE

                      THREE YEARS ENDED DECEMBER 31, 1996

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) Initial SAB No. 83 shares composed of:

  Employee options issued January 1, 1994 to April 21, 1995................    129,063
  Less shares required under treasury stock method.........................    125,483
                                                                             ---------
                                                                                 3,580
Convertible options--debt agreement(8).....................................    266,666
                                                                             ---------
Net SAB No. 83 shares......................................................    270,246
                                                                             ---------
                                                                             ---------
Balance of SAB No. 83 shares at December 31, 1996 represents initial shares less shares issued on exercise of options or conversion of debt.

(6) Warrant issued 9/1/88 and 10/3/88 for 200,000 shares each, less shares reacquired under treasury stock method.

(7) Options granted on annual basis under plan, less options exercised and shares reacquired under treasury stock method.

(8) Convertible options--debt agreements issued prior to January 1, 1994 are excluded from SAB No. 83 shares. Further, such options are anti-dilutive and, therefore, presentation of fully diluted earnings per share is not required. Conversion privilege was exercised on March 1, 1996.

                                 EXHIBIT INDEX

                                                                                                          SEQUENTIAL
EXHIBIT NO.                                         DESCRIPTION                                            PAGE NO.
-----------  -----------------------------------------------------------------------------------------  ---------------
   ****2.1   Combination Agreement, dated November 15, 1996, as amended, between the Registrant and
             Philips Industrial Electronics International B.V.
       3.1   Second Amended and Restated Articles of Incorporation, as amended
       3.2   Restated Bylaws
       4.1   See Articles III and IV of Exhibit 3.1 and Articles I and VI of Exhibit 3.2
    +*10.1   1984 Stock Incentive Plan
     +10.2   1995 Stock Incentive Plan, as amended
   +**10.3   1995 Supplemental Stock Incentive Plan
    +*10.4   Form of Incentive Stock Option Agreement
    +*10.5   Form of Nonstatutory Stock Option Agreement
     *10.6   Warrant and Subordinated Promissory Note, dated October 3, 1988, and schedule of parties to whom substantially identical warrants and notes were issued
     *10.7   Lease, dated as of November 20, 1992, between the Registrant and Capital Consultants,
             Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter
             Industry Pension Fund
      10.8   Lease, dated January 11, 1996, between the Registrant and Pacific Realty Associates, L.P.
      10.9   Lease, dated June 6, 1996, between the Registrant and Pacific Realty Associates, L.P.
     *10.10  Master Note and Security Agreement, each dated May 13, 1993, between the Registrant and
             Key Bank of Oregon
     *10.11  Note Purchase Agreement, Convertible Promissory Note and Registration Rights Agreement,
             each dated as of August 26, 1993, between the Registrant and Capital Consultants, Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter
             Industry Pension Trust
     *10.12  First Amendment to Loan Documents and First Amended and Restated Convertible Promissory
             Note, each dated as of October 3, 1994, between the Registrant and Capital Consultants,
             Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter
             Industry Pension Trust
     *10.13  Loan Agreement, Master Note, Security Agreement and Cross-Default and
             Cross-Collateralization Agreement, each dated as of December 17, 1993, between the
             Registrant and Key Bank of Oregon
     *10.14  Amendments, dated April 26, 1994, June 1, 1994, August 1, 1994 and December 21, 1994, to
             Loan Agreement between the Registrant and Key Bank of Oregon
   ***10.15  Amendment, dated August 6, 1996, to Loan Agreement between the Registrant and Key Bank of
             Oregon
      10.16  Amendment, dated January 8, 1997, to Loan Agreement between the Registrant and Key Bank of Oregon
     *10.17  Master Note, Security Agreement and Cross-Default and Cross-Collateralization Agreement,
             each dated as of June 1, 1994, between the Registrant and Key Bank of Oregon
    #*10.18  Agreement, dated February 9, 1994, between the Registrant and Philips Electron Optics
             B.V.
      11.1   Computation of earnings per share (included on page S-2)
     *21.1   Subsidiaries of the Registrant
      23.1   Consent of Deloitte & Touche LLP

                                                                                                          SEQUENTIAL
EXHIBIT NO.                                         DESCRIPTION                                            PAGE NO.
-----------  -----------------------------------------------------------------------------------------  ---------------
      27.1   Financial Data Schedule

------------------------

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

****Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 22, 1996.

+ This exhibit constitutes a management contract or compensatory plan or arrangement.

# Confidential treatment has been granted by the Commission for certain portions of this agreement.