Form 10-Q
period 1997-03-30
FEI CO
filed 1997-05-14
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 30, 1997

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

  7451 NW Evergreen Parkway
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,689,549 shares of Common Stock were outstanding at April 30, 1997.

                               INDEX TO FORM 10-Q

                                                                           Page

Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Balance Sheets - March 30, 1997 (unaudited) and
          December 31, 1996............................................      1

          Consolidated Statements of Operations - Thirteen Weeks Ended
          March 30, 1997 and March 31, 1996 (unaudited)................      2

          Consolidated Statements of Cash Flows - Thirteen Weeks Ended
          March 30, 1997 (unaudited) and March 31, 1996 (unaudited)....      3

          Notes to Consolidated Financial Statements (unaudited).......      4

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................      8

Part II - Other Information

     Item 2.  Changes in Securities....................................     12

     Item 6.  Exhibits and Reports on Form 8-K.........................     12

Signatures.............................................................     15

                         PART I - Financial Information

Item 1.  Financial Statements

FEI Company and Subsidiaries Consolidated Balance Sheets (Unaudited) December 31, 1996 and March 30, 1997 (In thousands, except share data)

                                                         December 31, March 30,
                                                             1996       1997
                                                         -----------  ---------
                                                            (PEO      (Combined
                                                         Operations)   Company)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $    --     $   9,985
  Receivables                                                25,349      35,731
  Inventories (Note 3)                                       30,213      48,116
  Current accounts with Philips (Note 4)                      1,639       3,627
  Other receivables and prepaid expenses                      1,426       1,484
  Deferred income taxes                                        --           619
                                                          ---------   ---------

  Total current assets                                       58,627      99,562

EQUIPMENT                                                     5,658      18,207

LEASES RECEIVABLE                                              --         1,854

OTHER ASSETS (Note 5)                                         7,539      46,026
                                                          ---------   ---------

TOTAL                                                     $  71,824   $ 165,649
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit and notes payable                        $    --     $  10,427
  Accounts payable                                            7,585      13,111
  Accrued payroll liabilities                                 1,648       3,235
  Prepayments received                                        2,145       2,552
  Accrued expenses/deferred income                           13,277      14,313
  Other current liabilities                                   2,897       4,446
                                                          ---------   ---------
  Total current liabilities                                  27,552      48,084

LONG-TERM PROVISIONS                                          1,202         562

DEFERRED INCOME TAXES                                          --         7,207

SHAREHOLDERS' EQUITY:
 Preferred stock - 500,000 shares authorized; none             --          --
   issued and outstanding
 Common stock - 30,000,000 shares authorized;                  --       151,135
   17,686,549 shares issued and outstanding at March 30,
   1997
 Retained earnings                                             --       (41,339)
 Division equity (Note 8)                                    43,070        --
                                                          ---------   ---------
SHAREHOLDERS' EQUITY                                         43,070     109,796
                                                          ---------   ---------

TOTAL                                                     $  71,824   $ 165,649
                                                          =========   =========

See notes to consolidated financial statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Thirteen Weeks Ended March 31, 1996 and March 30, 1997
(In thousands except per share data)

                                                               Thirteen Weeks Ended
                                                          March 31, 1996 March 30, 1997
                                                          -------------- --------------
                                                               (PEO         (Combined
                                                            Operations)      Company)

Sales                                                           $  17,593      $  32,241
Cost of sales                                                      11,154         22,779
                                                                ---------      ---------
Gross profit                                                        6,439          9,462
Research and development costs                                      2,411          2,769
Selling, general and administrative costs                           4,717          7,242
Amortization of intangibles (Note 6)                                    -            307
Purchased in-process research and development (Note 6)                  -         38,046
Restructuring and reorganization costs (Note 7)                         -          2,478
                                                                ---------      ---------
Loss from operations                                                (689)       (41,380)
Other income                                                            -             41
                                                                ---------      ---------
Loss before income taxes                                            (689)       (41,339)
Income tax expense (benefit)                                        (144)              -
                                                                --------       ---------
Net loss                                                        $   (545)      $(41,339)
                                                                ========       ========

Pro forma weighted average common and common equivalent shares      9,729         13,037
outstanding                                                     =========      =========

Pro forma loss per share (Note 2)                               $  (0.06)      $  (3.17)
                                                                ========       ========


See notes to consolidated financial statements

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Thirteen Weeks Ended March 31, 1996 and March 30, 1997
(In thousands)

                                                          Thirteen Weeks Ended
                                                      March 31, 1996 March 30, 1997
                                                      -------------- --------------
                                                           (PEO         (Combined
                                                       Operations)      Company)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $   (545)     $ (41,339)
Other items impacting operating cash flows                     2,728         42,705
                                                            --------      ---------
  Net cash provided by operating activities                    2,183          1,366
                                                            --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                      (2,399)        (1,493)
Net change in leases receivable                                    -           (513)
Proceeds from sale of investments                                  -            359
                                                            --------      ---------
  Net cash used in investing activities                       (2,399)        (1,647)
                                                            --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                                   -          1,217
Proceeds from issuance of common stock                             -              3
Net cash received from Philips                                   216          7,985
                                                            --------      ---------
  Net cash provided by financing activities                      216          9,205
                                                            --------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS                              -          8,924
CASH, BEGINNING OF PERIOD                                          -          1,061
                                                            --------      ---------
CASH, END OF PERIOD                                         $      -      $   9,985
                                                            ========      =========


See notes to consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   NATURE OF BUSINESS

FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture and market focused ion beam ("FIB") workstations, transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs") and components of these products. The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in eight countries and the U.S., constituting a majority of the worldwide market for the Company's products. In addition, the Company's products are sold through distribution agreements with affiliates of Philips Electronics N.V. ("Philips") located in approximately 20 additional countries.

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

The Company is an indirect subsidiary of Philips which owns, through one of its subsidiaries, 55% of the outstanding stock of the Company.

2.   BASIS OF PRESENTATION

On February 21, 1997, FEI Company completed a combination transaction (the "Combination") with the electron optics business ("PEO Operations") of Philips Industrial Electronics International B.V. ("PIE"), a wholly owned subsidiary of Philips. Pursuant to the Combination, FEI Company acquired shares of two Philips' subsidiaries owning substantially all of the assets and liabilities of PEO Operations' business, and issued to PIE a number of shares of FEI Common Stock equal, after issuance, to 55% of the outstanding shares of Common Stock of FEI Company. The transaction is being accounted for as a "reverse acquisition" for accounting and financial reporting purposes, whereby PIE will be treated as the accounting acquiror because PIE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Company in the transaction. As a result, the historical financial statements of the Company are the historical financial statements of the PEO Operations for all periods prior to the date of the Combination.

Pro forma earnings per share have been calculated assuming the shares of the Company issued to PIE in the Combination were outstanding for the PEO Operations and the combined company for all periods presented and assuming the shares of the Company outstanding prior to the Combination were issued as of the closing date of the Combination.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. In addition to the adjustments for normal recurring accruals, the Company recorded charges in the first quarter of 1997 of approximately $38.0 million associated with the purchase of in-process research and development, as a result of the Company's combination with PEO Operations. The Company also recorded a $2.5 million restructuring and reorganization charge primarily associated with the relocation of the Company's Wilmington, Massachusetts manufacturing operations.

Before the Combination, the PEO Operations were operated as a business unit of PIE. Management of Philips allocated certain costs in preparation of the historical financial statements of the PEO Operations. No assurance is given that these cost allocations reflect the actual costs that would have been incurred by the PEO Operations if it had been operated as a stand-alone business. Moreover, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from estimates.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996 as well as the financial statements and footnotes of PEO Operations for the year ended December 31, 1996 included in the Company's report on Form 8-K/A dated May 7, 1997.

3.   INVENTORIES

Inventories consist of the following (in thousands):


                                            December 31,  March 30,
                                                1996        1997
                                            ------------  ---------
Raw materials and assembled parts           $    13,018   $  21,500
Work in process                                   9,610      18,214
Finished goods                                    9,909      12,448
                                            -----------   ---------
                                                 32,537      52,162
Inventory reserves                               (2,324)     (4,046)
    Total inventories, net                  $    30,213   $  48,116
                                            ===========   =========

4.   CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent net accounts receivable and accounts payable between the Company and other subsidiaries of Philips. Most of the current account transactions relate to deliveries of goods.

Current accounts with Philips consist of the following (in thousands):


                                            December 31,  March 30,
                                                1996        1997
                                            ------------  ---------
Current accounts receivable                 $     2,471   $   6,789
Current accounts payable                           (832)     (3,162)
                                            -----------   ---------
    Total current accounts with Philips     $     1,639       3,627

5.   OTHER ASSETS

Other assets consist of the following (in thousands)


                                            December 31,  March 30,
                                                1996        1997
                                            ------------  ---------
Goodwill, net (Note 6)                      $      1,525  $  17,003
Existing technology, net (Note 6)                      -     16,353
Noncurrent service inventories, net of
  valuation reserves of $2,661 and $5,381,
  respectively                                     6,014      8,634
Investment in Norsam Technologies, Inc.,
  at cost                                              -      3,267
Deposits and other                                     -        769
                                            ------------  ---------
                                            $      7,539  $  46,026
                                            ============  =========

6.   THE COMBINATION

On February 21, 1997, FEI Company ("Pre-Combination FEI") acquired substantially all of the assets and liabilities of the PEO Operations. The PEO Operations were acquired in exchange for 9,728,807 newly issued shares of the Company's Common Stock, which constituted, when issued to PIE, 55% of the shares of Common Stock then outstanding. Because PIE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Pre-Combination FEI, the Combination was treated as a "reverse acquisition" for accounting and financial reporting purposes whereby purchase accounting was applied to the financial statements of Pre-Combination FEI. The results of operations of Pre-Combination FEI are included subsequent to February 21, 1997.

The Company obtained an appraisal of the fair market value of the intangible assets acquired to serve as a basis for allocation of the purchase price to the various classes of assets. The Company allocated the total purchase price of $122.9 million to the assets acquired as follows (in thousands):

Current assets                               $  43,893
Equipment                                        8,321
Leases receivable                                1,341
Other assets                                     4,744
Existing technology intangible                  16,490
In-process research and product development     38,046
Goodwill and other intangibles                  17,122
Deferred income taxes                           (7,085)
                                             ---------
                                             $ 122,872
                                             =========

To determine the value of each of Pre-Combination FEI's product lines, projected revenue net of provision for operating expenses, income taxes and returns on requisite assets were discounted to a present value. This approach was applied to existing technology as well as to research and development projects which have not been proven technologically feasible and which had not generated revenue at the date of the Combination. As a result of this valuation, the fair value of existing technology and in-process technology were determined to be $16,490,000 and $38,046,000, respectively.

The amortization periods for existing technology and goodwill have been established at 12 years and 15 years, respectively. The existing focused ion beam technology, which is now in its third year of commercialization, is estimated to have a 15-year life. Management will evaluate these amortization periods from time to time. It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies, or both may be reduced due to competitive pressures or other factors.

In accordance with the applicable accounting pronouncements, a one-time charge of $38,046,000 associated with the writeoff of acquired in-process research and product development was recorded immediately subsequent to the closing of the Combination. Generally, it is the Company's policy to expense research and development costs.

Unaudited pro forma combined statement of operations data, presented as if the Combination had occurred on January 1, 1996, are as follows:


                                                  13 Weeks Ended
                                               March 31,  March 30,
                                                 1996       1997
                                               ---------  ---------
Net sales                                      $  26,829  $  35,013
                                               =========  =========
Net income (loss)                              $      96  $  (5,100)
                                               =========  =========
Pro forma earnings (loss) per share            $    0.01  $   (0.29)
                                               =========  =========

7.   RESTRUCTURING AND REORGANIZATION

In March 1997, the Company approved a plan to restructure its ElectroScan operations by relocating the majority of its ElectroScan manufacturing activities from Wilmington, Massachusetts to the Company's Netherlands manufacturing facility. In conjunction with this plan, the Company announced its intent to layoff 11 ElectroScan employees in manufacturing, sales and administration and cease the majority of its manufacturing operations at the Wilmington, Massachusetts facility. The total cost of the restructuring is estimated to be approximately $2.1 million, recorded in the period ended March 30, 1997, including the remaining goodwill of $1.7 million attributable to the acquisition of the assets of ElectroScan Corporation and approximately $400,000 of severance and other costs.

In addition, the Company recorded a charge of approximately $400,000 associated with costs relating to integrating the businesses of FEI and the PEO Operations.

8.   SHAREHOLDERS' EQUITY

Effective as of the closing of the Combination, division equity of the PEO Operations was reclassified to paid-in capital of the Company.

9.   NEW ACCOUNTING PRINCIPLE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which requires companies to present two new measures of earnings per share, basic and diluted. If SFAS No. 128 had been adopted for all periods presented, basic and diluted earnings per share would not have materially differed from reported earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth consolidated statement of operations data as a percentage of sales for the PEO Operations for the thirteen weeks ended March 31, 1996 and for the Company for the thirteen weeks ended March 30, 1997. Operating results for the thirteen weeks ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The following table should be read in conjunction with the Combined Financial Statements of the PEO Operations and the footnotes thereto included in the Company's Form 8-K/A dated May 7, 1997 and the financial statement and footnotes of Pre-Combination FEI included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


                                                          Thirteen Weeks Ended
                                                          March 31,   March 30,
                                                            1996        1997
                                                         ----------- ----------
                                                            (PEO     (Combined
                                                         Operations)  Company)

Sales                                                     100.0%       100.0%
Cost of sales                                              63.4%        70.7%
                                                          -------     --------
Gross profit                                               36.6%        29.3%
Research and development costs                             13.7%         8.6%
Selling, general and administrative costs                  26.8%        22.5%
Amortization of intangibles                                 --           1.0%
Purchased in-process research and development               --         118.0%
Restructuring and reorganization                            --           7.7%
                                                          -------     --------
Income from operations                                     (3.9)%     (128.3)%
Other income                                                --           0.1%
                                                          -------     --------
Loss before income taxes                                   (3.9)%     (128.2)%
Income tax expense (benefit)                               (0.8)%        --
                                                          -------     --------
Net loss                                                   (3.1)%     (128.2)%
                                                          =======     ========

Thirteen Weeks Ended March 30, 1997 and March 31, 1996

Sales. Sales increased $14.6 million (83%) to $32.2 million in the 1997 period from $17.6 million in the 1996 period. The increase in net sales in 1997 compared to 1996 was primarily the result of the acquisition of Pre-Combination FEI, which contributed approximately $8.1 million dollars in revenue for the period from the Closing of the Combination on February 21, 1997 ("Closing") through March 30, 1997. In addition, sales of scanning electron microscopes increased $6.5 million in the 1997 period compared to the 1996 period.

International sales accounted for 68% and 76% of sales for the 1997 period and the 1996 period, respectively. International sales are defined as sales outside the U.S. The Company expects international sales to continue to represent a significant percentage of its net sales.

Gross Profit. Gross profit increased $3.0 million (47%) to $9.4 million in the 1997 period from $6.4 million in the 1996 period. The increase in gross profit in 1997 from 1996 in dollar amount was primarily due to the addition of the operations of Pre-Combination FEI subsequent to Closing, which contributed approximately $2.0 million of gross profit. Gross profit as a percentage of net sales was 29% and 37% for the 1997 and 1996 periods, respectively. Gross profit declined as a percent of sales due to lower margins on Pre-Combination FEI's operations subsequent to Closing, primarily as a result of increasing the carrying value of its inventory (and, therefore, its cost of sales) in conjunction with the purchase price allocation. In addition, the Company increased its valuation allowance for a certain type of high-tension tank inventory by $645,000 as a result of a decision to accelerate the phase out of this tank.

Research and Development. Research and development expense increased $358,000 (15%) to $2.8 million in the 1997 period from $2.4 million in the 1996 period. This increase was primarily the result of the addition of research and development costs incurred by Pre-Combination FEI subsequent to Closing. As a percentage of sales, research and development expense was 9% and 14% of sales in the 1997 and 1996 periods, respectively, with the decrease in 1997 resulting from increased sales and from a relatively lower level of research and development spending at Pre-Combination FEI.

Selling, General and Administrative. Selling, general and administrative costs increased $2.5 million (53%) to $7.2 million in the 1997 period from $4.7 million in the 1996 period, primarily as a result of the addition of $1.2 million of selling, general and administrative costs incurred by Pre-Combination FEI subsequent to Closing. These costs incurred by Pre-Combination FEI were attributable in part to the Company's continued efforts to increase its FIB workstation market share in the United States and Asia. As a percentage of net sales, selling, general and administrative expense was 23% and 27% in the 1997 and 1996 periods, respectively. The decrease in these costs as a percentage of sales was attributable to additional sales volume.

Income Tax Expense (Benefit). The Company's effective income tax rates for the 1997 and 1996 periods were 0% and 21%, respectively. The Company recorded no tax benefit in the 1997 period primarily because the majority of the expenses recorded during the thirteen weeks ended March 30, 1997 were nondeductible. In the 1996 period, the Company's tax benefit of $144,000 was below the federal statutory rate due primarily to the impact of foreign taxes. The Company's effective income tax rate will continue to vary from the Company's federal statutory tax rate of 34% primarily due to the impact of foreign taxes and the amortization of goodwill for book purposes.

Risks of International Operations. Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government financed competition, changes in trade policies, tariff regulations and difficulties in obtaining export licenses. Changes in relevant foreign currency exchange rates between time of sale and time of payment may also have an adverse impact on profit levels.

Liquidity and Capital Resources

At March 30, 1997, the Company had total cash and cash equivalents of $10.0 million compared to zero at December 31, 1996 for the PEO Operations. Historically, net cash of the PEO Operations was included in Current Accounts with Philips and, as such, recorded as Division Equity. Cash provided by operating activities for the thirteen weeks ended March 30, 1997 was $1.4 million compared to $2.2 million for the thirteen weeks ended March 31, 1996. This decrease was primarily due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable.

Investing activities during the thirteen weeks ended March 31, 1997 used net cash of $1.6 million, primarily due to continued capital expenditures to provide the basis for growth. During the thirteen weeks ended March 31, 1996, the Company used net cash of $2.4 million, primarily to purchase additional operating equipment.

Net cash provided by financing activities for the thirteen weeks ended March 30, 1997 was $9.2 million compared to $216,000 for the 1996 period. The increase consisted of $8.0 million of cash received from Philips as part of the Combination and additional borrowings on the Company's line of credit. During the period ended March 31, 1996, the PEO Operations received $216,000 from Philips to fund operations.

The Company expects to continue to use cash to fund operations. In the future, the Company will not have access to financing through Philips' intercompany accounts, and Philips and its affiliates are not obligated to provide additional funds, pursuant to the terms of the Combination Agreement or otherwise. Philips has also advised the Company that it has no present intention to provide any funds to the Company. The Company will be required to seek credit arrangements with commercial banks and other institutional lenders, other than the existing line of credit now maintained, or from other sources of equity or debt financing. There is no assurance that any such additional financing will be available on terms that are favorable to the Company. The Company believes its cash and cash equivalents and borrowings available under its line of credit will be sufficient to fund operations during the near term.

Backlog

The Company's backlog consists of purchase orders it has received for products it expects to ship within the next nine months. The Company's backlog at March 30, 1997, was $56 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of an order from a single customer could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.

                           Part II - Other Information

Item 2.  Changes in Securities

     On February 21, 1997, in connection with the Company's combination with the electron optics business (the "PEO Operations") of Philips Electronics N.V., the Company issued 9,728,807 shares of its Common Stock (the "Shares") to Philips Industrial Electronics International B.V., a Netherlands corporation ("PIE"). The shares issued were not registered under the Securities Act of 1933, and the issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering. The consideration received by the Company for the Shares was all of the outstanding shares of Philips Electron Optics International B.V., a Netherlands corporation ("PEO Holdings"), and Philips Electron Optics, Inc., a Delaware corporation ("PEO-US"), both wholly owned subsidiaries of PIE immediately prior to the closing of the combination. All of the assets and liabilities of the PEO Operations were owned by PEO Holdings and PEO-US at the time of closing of the combination.

Item 4. Submission of Matters to a Vote of Security Holders

     A special meeting of shareholders was held on February 20, 1997. The meeting involved, among other matters, the election of directors as part of the Combination. The names of the persons elected as directors of the Registrant at the meeting are:

     Alfred B. Bok
     William D. Curran
     Theo J. H. J. Sonnemans
     Karel D. van der Mast
     William A. Whitward.

     The names of persons continuing as directors after the meeting are:

     William Langley
     Lynwood W. Swanson
     Lloyd R. Swenson
     Donald R. VanLuvanee.

     The matters voted on at the meeting were the following:

               Proposal #1 - A proposal to approve and adopt a Combination Agreement dated as of November 15, 1996, as amended, (the "Combination Agreement") between the Registrant and Philips Industrial Electronics International B.V., a Netherlands corporation ("PIE") and wholly owned subsidiary of Philips Electronics N.V., a Netherlands corporation ("Philips"), and the transaction contemplated therein, including the issuance of shares of the Registrant's Common Stock to PIE pursuant to the terms and conditions of the Combination Agreement (the "Combination").

     The votes cast on Proposal #1 were as follows:

                      For                          5,488,465
                      Against                      8,128
                      Abstain                      33,716
                      Broker non-votes             71,333

               The shareholder vote approving the Combination Agreement constituted a vote in favor of the election of Messrs. Bok, Curran, Sonnemans, van der Mast and Whitward to the Board of Directors of the Registrant. The votes cast "for," "against," "abstain" and broker non-votes for each nominee for director were identical to the votes cast for Proposal #1.

               Proposal #2 - Approval of an amendment to the Second Amended and Restated Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 15 million to 30 million shares.

     The votes cast on Proposal #2 were as follows:

                      For                          5,505,978
                      Against                      58,048
                      Abstain                      37,616
                      Broker non-votes                0

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     2.1(1) Combination Agreement, dated as of November 15, 1996, between FEI Company and Philips Industrial Electronics International B.V.

     2.2(2) Letter Agreement, dated November 22, 1996, between FEI Company and Philips Industrial Electronics International B.V.

--------
      1 Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 22, 1996.
      2 Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated November 22, 1996.

     2.3(3) Letter Agreement, dated February 21, 1997, between FEI Company and Philips Industrial Electronics International B.V.

     2.4(4)   List of omitted schedules to Combination Agreement

     3.1(5)   Second Amended and Restated Articles of Incorporation, as amended

     3.2(6)   Amended Bylaws

    10.16(7) Amendment, dated January 9, 1997, to Loan Agreement between the Registrant and Key Bank of Oregon

    27.1      Financial Data Schedule


     (b) Reports on Form 8-K

          A report on Form 8-K was filed by the Company on March 5, 1997 reporting Items 1, 2 and 5. Financial statements and pro forma financial information pursuant to Item 7 were filed on May 7, 1997.

--------
      3 Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated March 5, 1997.
      4 Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated November 22, 1996.
      5 Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K dated March 28, 1997.
      6 Incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K dated March 28, 1997.
      7 Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated March 28, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FEI COMPANY
                                             (Registrant)


                                             WILLIAM G. LANGLEY
Dated:  May 14, 1997                         ----------------------------------
                                             William G. Langley
                                             Chief Financial Officer
                                             and Authorized Officer

                                  Exhibit Index


Exhibit                                                         Sequential Page
  No.                         Description                              No.
-------                       -----------                       ---------------

2.1(8) Combination Agreement, dated as of November 15, 1996, between FEI Company and Philips Industrial Electronics International B.V.

2.2(9) Letter Agreement, dated November 22, 1996, between FEI Company and Philips Industrial Electronics International B.V.

2.3(10) Letter Agreement, dated February 21, 1997, between FEI Company and Philips Industrial Electronics International B.V.

2.4(11)   List of omitted schedules to Combination Agreement

3.1(12)   Second Amended and Restated Articles of Incorporation, as amended

3.2(13)   Amended Bylaws

10.16(14) Amendment, dated January 9, 1997, to Loan Agreement between the
          Registrant and Key Bank of Oregon

27.1      Financial Data Schedule

--------
     8 Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 22, 1996.
     9 Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated November 22, 1996.
     10 Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated March 5, 1997.
     11 Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated November 22, 1996.
     12 Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K dated March 28, 1997.
     13 Incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K dated March 28, 1997.
     14 Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K dated March 28, 1997.