Form 10-Q/A
period 1997-03-30
FEI CO
filed 1997-08-13
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                               INDEX TO FORM 10-Q

                                                                           Page

Part I - Financial Information

  Item 1.    Financial Statements

     Consolidated Balance Sheets - March 30, 1997 (unaudited) and
     December 31, 1996....................................................... 1

     Consolidated Statements of Operations - Thirteen Weeks Ended
     March 31, 1996 and March 30, 1997 (unaudited)........................... 2

     Condensed Consolidated Statements of Cash Flows - Thirteen Weeks Ended
     March 31, 1996 (unaudited) and March 30, 1997 (unaudited)............... 3

     Notes to Consolidated Financial Statements (unaudited).................. 4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 8

Signatures...................................................................13

                         PART I - Financial Information

Item 1.  Financial Statements

FEI Company and Subsidiaries
Consolidated Balance Sheets (Unaudited)
December 31, 1996 and March 30, 1997
(In thousands, except share data)

                                                          December 31, March 30,
                                                             1996        1997
                                                          -----------  --------
                                                             (PEO     (Combined
                                                          Operations)  Company)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $    --     $  10,578
  Receivables                                                 25,349      35,330
  Inventories (Note 3)                                        30,213      45,503
  Current accounts with Philips  (Note 4)                      1,639        --
  Other receivables and prepaid expenses                       1,426       1,484
  Deferred income taxes                                         --         2,312
                                                           ---------   ---------

  Total current assets                                        58,627      95,207

EQUIPMENT                                                      5,658      17,786

LEASE AND NOTE RECEIVABLES                                      --         1,239

OTHER ASSETS  (Note 5)                                         7,539      46,342
                                                           ---------   ---------

TOTAL                                                      $  71,824   $ 160,574
                                                           =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit and notes payable                         $    --     $  10,678
  Accounts payable                                             7,585      13,271
  Accrued payroll liabilities                                  1,648       3,285
  Current accounts with Philips                                 --         3,747
  Prepayments received                                         2,145       2,552
  Accrued expenses/deferred income                            13,277      14,342
  Other current liabilities                                    2,897       5,500
                                                           ---------   ---------

  Total current liabilities                                   27,552      53,375

LONG-TERM PROVISIONS                                           1,202         562

DEFERRED INCOME TAXES                                           --         7,207

SHAREHOLDERS' EQUITY:
 Preferred stock - 500,000 shares authorized; none              --          --
   issued and outstanding
 Common stock - 30,000,000 shares authorized;                   --       147,292
   17,686,549 shares issued and outstanding at March 30,
   1997
 Retained earnings                                              --       (44,235)
 Division equity (Note 8)                                     43,070        --
 Cumulative foreign currency translation adjustment             --        (3,627)
                                                           ---------   ---------
SHAREHOLDERS' EQUITY                                          43,070      99,430
                                                           ---------   ---------
TOTAL                                                      $  71,824   $ 160,574
                                                           =========   =========

See notes to consolidated financial statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations (Unaudited)
Thirteen Weeks Ended March 31, 1996 and March 30, 1997
(In thousands except per share data)

                                                          Thirteen Weeks Ended
                                                          March 31,    March 30,
                                                            1996         1997
                                                          ---------    ---------
                                                            (PEO      (Combined
                                                         Operations)   Company)

Net sales                                                 $ 17,593    $ 32,067
Cost of sales                                               11,154      24,957
                                                          --------    --------
  Gross profit                                               6,439       7,110

Research and development costs                               2,411       2,585
Selling, general and administrative costs                    4,717       9,083
Amortization of intangibles (Note 6)                          --           256
Purchased in-process research and development (Note 6)        --        38,046
Restructuring and reorganization costs (Note 7)               --         2,478
                                                          --------    --------
Loss from operations                                          (689)    (45,338)
Other income (expense)                                        --          (197)
                                                          --------    --------
Loss before income taxes                                      (689)    (45,535)
Income tax expense (benefit)                                  (144)     (1,300)
                                                          --------    --------

Net loss                                                  $   (545)   $(44,235)
                                                          ========    ========

Pro forma loss per share (Note 2)                         $  (0.06)   $  (3.39)
                                                          ========    ========

Pro forma weighted average common and common equivalent      9,729      13,037
shares outstanding (Note 2)

See notes to consolidated financial statements

FEI Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Thirteen Weeks Ended March 31, 1996 and March 30, 1997
(In thousands)

                                                     Thirteen Weeks Ended
                                                March 31, 1996   March 30, 1997
                                                --------------   --------------
                                                    (PEO           (Combined
                                                 Operations)        Company)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $  (545)          $(44,235)
Other items impacting operating cash flows          5,431             49,865
                                                  -------           --------
  Net cash provided by operating activities         4,886              5,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                           (2,399)            (1,072)
Purchase of businesses                             (2,703)              --
Net change in leases receivable                      --                  102
                                                  -------           --------
  Net cash used in investing activities             5,102               (970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                     --                1,542
Proceeds from exercise of stock options              --                    3
Net cash received from Philips                        216              8,000
                                                  -------           --------
  Net cash provided by financing activities           216              9,545

FOREIGN CURRENCY TRANSLATION ADJUSTMENT              --               (3,627)
                                                  -------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS            --               10,578

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       --                 --
                                                  -------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $  --             $ 10,578
                                                  =======           ========
          SUPPLEMENTAL SCHEDULE OF CASH FLOW
  Cash paid during the period for interest        $  --             $    185

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

The Company's products are sold to manufacturers of semiconductors and life science and materials science customers. The Company's FIB workstations are sold primarily to semiconductor manufacturers. The Company's electron microscope products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to a limited number of semiconductor manufacturers.

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

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                               December 31,   March 30,
                                                   1996         1997
                                               -----------   ---------

Raw materials and assembled parts              $  13,018     $ 19,341
Work in process                                    9,610       18,214
Finished goods                                     9,909       11,994
                                               ---------     --------
                                                  32,537       49,549
Inventory reserves                               (2,324)      (4,046)
                                               --------      -------
    Total inventories, net                     $  30,213     $ 45,503
                                               =========     ========

4.  CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent net accounts receivable and accounts payable between the Company and other subsidiaries of Philips. Most of the current account transactions relate to deliveries of goods.

Current accounts with Philips consist of the following (in thousands):


                                                   December 31,     March 30,
                                                       1996           1997
                                                   ------------     ---------
Current accounts receivable                          $ 2,471        $  6,789
Current accounts payable                                (832)        (10,536)
                                                     -------        --------
    Total current accounts with Philips              $ 1,639        $ (3,747)
                                                     =======        ========

5.  OTHER ASSETS

Other assets consist of the following (in thousands)


                                                   December 31,     March 30,
                                                       1996           1997
                                                   ------------     ---------
Goodwill, net (Note 6)                               $  1,525       $  17,035
Existing technology, net (Note 6)                           -          16,353
Noncurrent service inventories, net of
  valuation reserves of $2,661 and $5,381,
  respectively                                          6,014           8,634
Investment in Norsam Technologies, Inc.,
  at cost                                                   -           3,267
Capitalized software, net                                   -             416
Deposits and other                                          -             637
                                                     --------       ---------
                                                     $  7,539       $  46,342
                                                     ========       =========

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

Unaudited pro forma combined statement of operations data, presented as if the Combination had occurred on January 1, 1996, are as follows:


                                             Thirteen Weeks Ended
                                            ----------------------
                                            March 31,    March 30,
                                              1996         1997
                                            --------     ---------
Net sales                                   $ 26,829     $  35,011
                                            ========     =========
Net income (loss)                           $     96     $  (9,428)
                                            ========     =========
Pro forma earnings (loss) per share         $   0.01     $   (0.72)
                                            ========     =========

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

In addition, the Company recorded a charge of approximately $400,000 associated with costs relating to integrating the businesses of Pre-Combination FEI and the PEO Operations.

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

                                                      Thirteen Weeks Ended
                                                   March 31,         March 30,
                                                     1996              1997
                                                   --------          ---------
                                                    (PEO            (Combined
                                                  Operations)        Company)

Sales                                                100.0%            100.0%
Cost of sales                                         63.4%             77.8%
                                                     -----            ------
Gross profit                                          36.6%             22.2%
Research and development costs                        13.7%              8.1%
Selling, general and administrative costs             26.8%             28.3%
Amortization of intangibles                              -               0.8%
Purchased in-process research and development            -             118.7%
Restructuring and reorganization                         -               7.7%
                                                     -----            ------
Income from operations                                (3.9)%          (141.4)%
Other expense                                           -               (0.6)%
                                                     -----            ------
Loss before income taxes                              (3.9)%          (142.0)%
Income tax expense (benefit)                          (0.8)%            (4.1)%
                                                     -----            ------
Net loss                                              (3.1)%          (137.9)%
                                                     =====            ======

Thirteen Weeks Ended March 30, 1997 and March 31, 1996

Sales. Sales increased $14.5 million (82%) to $32.1 million in the 1997 period from $17.6 million in the 1996 period. The increase in net sales in 1997 compared to 1996 was primarily the result of the acquisition of Pre- Combination FEI, which contributed approximately $8.1 million dollars in revenue for the period from the Closing of the Combination on February 21, 1997 ("Closing") through March 30, 1997. In addition, sales of electron microscopes increased $6.4 million in the 1997 period compared to the 1996 period, due to a general strengthening of core markets for these products.

Sales outside the U.S. accounted for 68% and 76% of sales for the 1997 period and the 1996 period, respectively. The Company expects sales outside the U.S. to continue to represent a significant percentage of its net sales.

Gross Profit. Gross profit increased $0.7 million (10%) to $7.1 million in the 1997 period from $6.4 million in the 1996 period. The primary causes for the increase in gross profit in 1997 from 1996 in dollar amount were (i) an increase in electron microscope sales which contributed approximately $2.5 million of gross profit and (ii) the addition of approximately $2.0 million of gross profit from sales of Pre-Combination FEI subsequent to Closing, offset by (i) a change in the method of valuing inventories to conform and reconcile differences in the overhead pools of the combining entities, which decreased gross profit by $3.2 million, and (ii) an increase in valuation allowance for a certain type of high-tension tank inventory by $645,000 as a result of a decision to accelerate the phase out of this tank. Gross profit as a percentage of net sales was 22% and 37% for the 1997 and 1996 periods, respectively. Gross profit declined as a percentage of sales due to the change in method of valuing inventory and the increased valuation allowance for high-tension tank inventory.

Research and Development. Research and development expense increased $174,000 (7%) to $2.6 million in the 1997 period from $2.4 million in the 1996 period. This increase was primarily the result of the addition of research and development costs incurred by Pre-Combination FEI subsequent to Closing. As a percentage of sales, research and development expense was 8% and 14% of sales in the 1997 and 1996 periods, respectively, with the decrease in 1997 resulting from increased sales and from a relatively lower level of research and development spending at Pre-Combination FEI.

Selling, General and Administrative. Selling, general and administrative costs increased $4.4 million (93%) to $9.1 million in the 1997 period from $4.7 million in the 1996 period, in part as a result of the addition of $1.2 million of selling, general and administrative costs incurred by Pre-Combination FEI subsequent to Closing and the write-off of an uncollectible account receivable of approximately $565,000. As a percentage of net sales, selling, general and administrative expense was 28% and 27% in the 1997 and 1996 periods, respectively.

Income Tax Expense (Benefit). The Company's effective income tax rates for the 1997 and 1996 periods were 3% and 21%, respectively. In the 1997 and 1996 periods, the Company's tax benefit of $1.3 million and $144,000 was below the federal statutory rate due primarily to the impact of foreign taxes and also, in the 1997 period, to the write-off of purchased research and development. The Company's effective income tax rate will continue to vary from the Company's federal statutory tax rate of 34% primarily due to the impact of foreign taxes and the amortization of goodwill for book purposes.

Risks of International Operations. Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government financed competition, changes in trade policies, tariff regulations and difficulties in obtaining export licenses. Changes in relevant foreign currency exchange rates between time of sale and time of payment may also have a material effect on reported financial results.

Liquidity and Capital Resources

At March 30, 1997, the Company had total cash and cash equivalents of $10.6 million compared to zero at December 31, 1996 for the PEO Operations. Historically, net cash of the PEO Operations was included in Current Accounts with Philips and, as such, recorded as Division Equity of Philips Industrial Electronics. Cash provided by operating activities for the thirteen weeks ended March 30, 1997 was $5.6 million compared to $4.9 million for the thirteen weeks ended March 31, 1996.

Investing activities during the thirteen weeks ended March 31, 1997 used net cash of $1.0 million, primarily due to continued capital expenditures to provide the basis for growth. During the thirteen weeks ended March 31, 1996, the Company used net cash of $5.1 million, primarily to purchase additional operating equipment and to purchase the operations of ElectroScan Corporation and the manufacturing facility in Brno, Czech Republic.

Net cash provided by financing activities for the thirteen weeks ended March 30, 1997 was $9.5 million compared to $216,000 for the 1996 period. The increase consisted of $8.0 million of cash received from Philips as part of the Combination and additional borrowings on the Company's line of credit. During the period ended March 31, 1996, the PEO Operations received $216,000 from Philips to fund operations.

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

Backlog

The Company's backlog consists of purchase orders it has received for products it expects to ship within the next twelve months. The Company's backlog at March 30, 1997, was $56 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of an order from a single customer could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                FEI COMPANY
                                                (Registrant)


                                        WILLIAM G. LANGLEY
Dated:  August 12, 1997                 ---------------------------------------
                                        William G. Langley
                                        Chief Financial Officer
                                        and Authorized Officer