Form 10-Q
period 1997-06-29
FEI CO
filed 1997-08-13
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 29, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,765,833 shares of Common Stock were outstanding at August 12, 1997.

                               INDEX TO FORM 10-Q

                                                                           Page

Part I - Financial Information

Item 1.   Financial Statements

     Consolidated Balance Sheets - June 29, 1997 (unaudited) and
     December 31, 1996......................................................  1

     Consolidated Statements of Operations - Thirteen Weeks Ended
     June 30, 1996 and June 29, 1997 (unaudited) and Twenty Six Weeks
     Ended June 30, 1996 and June 29, 1997 (unaudited)......................  2

     Condensed Combined Consolidated Statements of Cash Flows - Twenty Six
     Weeks Ended June 30, 1996 and June 29, 1997 (unaudited)................  3

     Notes to Consolidated Financial Statements (unaudited).................  4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  9

Part II - Other Information

Item 2.   Changes in Securities............................................. 13

Item 4.   Submission of Matters to a Vote of Security  Holders.............. 13

Item 6.   Exhibits and Reports on Form 8-K.................................. 15

Signatures.................................................................. 17

                         PART I - Financial Information

Item 1.  Financial Statements

FEI Company and Subsidiaries
Consolidated Balance Sheets December 31, 1996 and June 29, 1997 (Unaudited) (In thousands, except share data)

                                                          December 31,  June 29,
                                                             1996         1997
                                                             (PEO      (Combined
                                                          Operations)   Company)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $    --     $  17,156
  Receivables                                                25,349      45,792
  Inventories (Note 3)                                       30,213      44,261
  Current accounts with Philips  (Note 4)                     1,639        --
  Other receivables and prepaid expenses                      1,426       1,749
  Deferred income taxes                                        --           619
                                                          ---------   ---------
  Total current assets                                       58,627     109,577

EQUIPMENT                                                     5,658      16,983

LEASE AND NOTE RECEIVABLES                                     --         1,691

OTHER ASSETS  (Note 5)                                        7,539      45,582
                                                          ---------   ---------

TOTAL                                                     $  71,824   $ 173,833
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit and notes payable                        $    --     $  12,988
  Accounts payable                                            7,585      12,251
  Accrued payroll liabilities                                 1,648       2,401
  Current accounts with Philips (Note 4)                       --        17,183
  Prepayments received                                        2,145        --
  Accrued expenses/deferred income                           13,277      14,087
  Other current liabilities                                   2,897       6,456
                                                          ---------   ---------
  Total current liabilities                                  27,552      65,366

LONG-TERM PROVISIONS                                          1,202         570

DEFERRED INCOME TAXES                                          --         7,207

SHAREHOLDERS' EQUITY:
 Preferred stock - 500,000 shares authorized; none             --          --
   issued and outstanding
 Common stock - 30,000,000 shares authorized;                  --       147,164
  17,705,233 shares issued and outstanding at June 29, 1997
 Retained earnings                                             --       (42,000)
 Division equity (Note 8)                                    43,070        --
 Cumulative foreign currency translation adjustment            --        (4,474)
                                                          ---------   ---------
SHAREHOLDERS' EQUITY                                         43,070     100,690

TOTAL                                                     $  71,824   $ 173,833
                                                          =========   =========

See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)



                                                       Thirteen Weeks Ended      Twenty Six Weeks Ended
                                                       --------------------      ----------------------
                                                      June 30,       June 29,    June 30,        June 29,
                                                        1996           1997        1996           1997
                                                        ----           ----        ----           ----
                                                        (PEO        (Combined      (PEO         (Combined
                                                     Operations)     Company)   Operations)      Company)

Net sales                                           $  26,159     $  43,958     $  43,752        $  76,025
Cost of sales                                          17,621        25,909        28,775           50,866
                                                    ---------     ---------     ---------        ---------
    Gross profit                                        8,538        18,049        14,977           25,159
Research and development costs                          2,564         4,260         4,975            6,845
Selling, general and administrative costs               5,105         9,300         9,822           18,383
Amortization of intangibles (Note 6)                        -           681             -              937
Purchased in-process research and development
    (Note 6)                                                -             -             -           38,046
Restructuring and reorganization costs (Note 7)             -             -             -            2,478
                                                    ---------     ---------     ---------        ---------
Income (loss) from operations                             869         3,808           180          (41,530)
Other expense                                               -           (83)            -             (280)
                                                    ---------     ---------     ---------        ---------
Income (loss) before income taxes                         869         3,725           180          (41,810)
Income tax expense                                        181         1,490            37              190
                                                    ---------     ---------     ---------        ---------
Net income (loss)                                   $     688       $ 2,235     $     143        $ (42,000)
                                                    =========     =========     =========        =========

Pro forma income (loss) per share (Note 2)          $    0.07     $    0.13     $    0.01        $   (2.72)
                                                    =========     =========     =========        =========
Pro forma weighted average common and
common equivalent shares outstanding (Note 2)           9,729        17,810         9,729           15,427
                                                    =========     =========     =========        =========



See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                 (In thousands)
                                   (Unaudited)




                                                                 Twenty Six Weeks Ended
                                                                 ----------------------
                                                                  June 30,     June 29,
                                                                   1996         1997
                                                                  ------       -----
                                                                  (PEO       (Combined
                                                                Operations)   Company)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $    143    $(42,000)
Other items impacting operating cash flows                        (3,826)     57,361
                                                                --------    --------
  Net cash provided by operating activities                       (3,683)     15,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                          (1,859)     (4,411)
Purchase of businesses                                            (2,703)
Investment in software development                                  --          (893)
Net change in leases receivable                                     --          (350)
                                                                --------    --------
  Net cash used in investing activities                           (4,562)     (5,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                                    --         3,852
Proceeds from exercise of stock options                             --            71
Net cash received from Philips                                     8,245       8,000
                                                                --------    --------
  Net cash provided by financing activities                        8,245      11,923

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                             --        (4,474)
                                                                --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              0      17,156

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD
    PERIOD                                                          --          --
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      0    $ 17,156
                                                                ========    ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW
    INFORMATION
    Cash paid during the period for interest                    $   --      $    167

NONCASH INVESTING AND FINANCING ACTIVITIES
    Amounts due to PIE for excess working capital contributed   $   --      $  2,866


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

2.  BASIS OF PRESENTATION

On February 21, 1997, FEI Company completed a combination transaction (the "Combination") with the electron optics business ("PEO Operations") of Philips Industrial Electronics International B.V. ("PIE"), a wholly owned subsidiary of Philips. Pursuant to the Combination, FEI Company acquired shares of two Philips' subsidiaries owning substantially all of the assets and liabilities of PEO Operations' business, and issued to PIE a number of shares of FEI Common Stock equal, after issuance, to 55% of the outstanding shares of Common Stock of FEI Company. The transaction was accounted for as a "reverse acquisition" for accounting and financial reporting purposes, whereby PIE was treated as the accounting acquiror because PIE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Company in the transaction. As a result, the historical financial statements of the Company are the historical financial statements of the PEO Operations for all periods prior to the date of the Combination.

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

3.  INVENTORIES

Inventories consist of the following (in thousands):


                                             December 31,       June 29,
                                                 1996             1997
                                             ---------------    ---------

Raw materials and assembled parts            $        13,018    $  24,984
Work in process                                        9,610       13,614
Finished goods                                         9,909        8,036
                                             ---------------    ---------
                                                      32,537       46,634
Inventory reserves                                   (2,324)      (2,373)
                                             --------------     --------
    Total inventories, net                   $        30,213    $  44,261
                                             ===============    =========

4.  CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent net accounts receivable and accounts payable between the Company and other subsidiaries of Philips. Most of the current account transactions relate to deliveries of goods.

Current accounts with Philips consist of the following (in thousands):


                                               December 31,     June 29,
                                                   1996           1997
                                              ------------    ----------
Current accounts receivable                   $       2,471   $   20,338
Current accounts payable                               (832)     (33,521)
                                              -------------   ----------
    Total current accounts with Philips       $       1,639   $  (17,183)
                                              =============   ==========

5.  OTHER ASSETS

Other assets consist of the following (in thousands)


                                                December 31,    June 29,
                                                   1996          1997
                                               -----------    ---------
Goodwill, net (Note 6)                         $     1,525    $  16,759
Existing technology, net (Note 6)                        -       16,032
Noncurrent service inventories, net of
  valuation reserves of $2,661 and $3,935
  respectively                                       6,014        8,008
Investment in Norsam Technologies, Inc.,
  at cost                                                -        3,267
Capitalized software, net                                -          893
Deposits and other                                       -          623
                                               -----------   ----------
                                               $     7,539   $   45,582
                                               ===========   ==========


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

The Company obtained an appraisal of the fair market value of the intangible assets acquired to serve as a basis for allocation of the purchase price to the various classes of assets. The Company allocated the total purchase price of $122.9 million to the assets acquired as follows (in thousands):

Current assets                                           $  43,893
Equipment                                                    8,321
Leases receivable                                            1,341
Other assets                                                 4,744
Existing technology intangible                              16,490
In-process research and product development                 38,046
Goodwill and other intangibles                              17,122
Deferred income taxes                                       (7,085)
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

Unaudited pro forma combined statement of operations data, presented as if the Combination had occurred on January 1, 1996, are as follows:


                                              Twenty Six Weeks Ended
                                              ----------------------
                                              June 30,       June 29,
                                               1996           1997
                                              ------         -----
Net sales                                    $ 59,677      $ 78,969
                                             ========      ========
Net income (loss)                            $ (2,020)     $ (7,193)
                                             ========      ========
Pro forma earnings (loss) per share          $  (0.01)     $  (0.47)
                                             ========      ========

7.  RESTRUCTURING AND REORGANIZATION

In March 1997, the Company approved a plan to restructure its ElectroScan operations by relocating the majority of its ElectroScan manufacturing activities from Wilmington, Massachusetts to the Company's Netherlands manufacturing facility. In conjunction with this plan, the Company announced its intent to layoff 11 ElectroScan employees in manufacturing, sales and administration and cease the majority of its manufacturing operations at the

Wilmington, Massachusetts facility. To date in 1997, seven employees have been terminated in connection with this restructuring and two additional employees will be terminated on December 31, 1997. The total cost of the restructuring is estimated to be approximately $2.1 million, recorded in the period ended March 30, 1997, including the remaining goodwill of $1.7 million attributable to the acquisition of the assets of ElectroScan Corporation and approximately $400,000 of severance and other costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data as a percentage of sales for the PEO Operations (only) for the thirteen weeks and twenty six weeks ended June 30, 1996 and for the combined Company for the thirteen weeks and twenty six weeks ended June 29, 1997. Operating results for the twenty six weeks ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The following table should be read in conjunction with the Combined Financial Statements of the PEO Operations and the footnotes thereto included in the Company's Form 8-K/A dated May 7, 1997 and the financial statements and footnotes of the Pre-Combination FEI included in the Company's quarterly report on Form 10Q for the quarter ended June 30, 1996 and its annual report on Form 10-K for the year ended December 31, 1996.

                                            Thirteen Weeks Ended       Twenty Six Weeks Ended
                                          ------------------------    ------------------------
                                           June 30,        June 29,     June 30,       June 29,
                                             1996           1997         1996           1997
                                             ----           ----         ----           ----
                                             (PEO       (Combined       (PEO         (Combined
                                          Operations)    Company)     Operations)     Company)

Net sales                                   100.0%        100.0%         100.0%        100.0%
Cost of sales                                67.4%         58.9%          65.8%         66.9%
                                          ----------------------      -----------------------
          Gross profit                       32.6%         41.1%          34.2%         33.1%

   Research and development costs             9.8%          9.7%          11.4%          9.0%
   Selling, general and administrative
     costs                                   19.5%         21.2%          22.4%         24.2%
   Amortization of intangibles (Note 6)        --           1.5%            --           1.2%
   Purchased in-process research
     and development (Note 6)                  --            --             --          50.0%
   Restructuring and reorganization
     costs (Note 7)                            --            --             --           3.3%
                                          ----------------------      -----------------------

Income (loss) from operations                 3.3%          8.7%           0.4%        (54.6)%

Other expense                                  --          (0.2)%           --          (0.4)%
                                          ----------------------      -----------------------
Income (loss) before income taxes             3.3%          8.5%           0.4%        (55.0)%
Income tax expense                            0.7%          3.4%           0.1%          0.2%
                                          ----------------------      -----------------------
Net income (loss)                             2.6%          5.1%           0.3%        (55.2)%
                                          ======================      =======================


Net Sales. Net sales for the thirteen weeks ended June 29, 1997 increased $17.8 million (68%) and for the twenty six weeks ended June 29, 1997 increased $32.3 million (74%) compared to the corresponding periods in 1996. The increases in sales are primarily attributable to the fact that the 1997 period includes net sales of the combined company, and the 1996 period includes net sales of the PEO Operations only. Pre-Combination FEI contributed approximately $16.7 million in revenue for the thirteen weeks ended June 29, 1997 and approximately $25.3 million in revenue for the period from the closing of the Combination on February 21, 1997 ("Closing") to June 29, 1997. In addition, sales of electron microscopes and related services increased $1.1 million and $7.0 million for the thirteen weeks and twenty six weeks ended June 29, 1997, respectively, due to a general strengthening of core markets for these products and increased sales into the semiconductor industry. Revenue from sales of FIB workstations also increased due to a higher number of sales into the semiconductor industry and sales of higher priced products to customers in this market.

Sales outside the U.S. for the combined company accounted for 62% of sales for the twenty six weeks ended June 29, 1997 and 76% for the PEO Operations for the twenty six weeks ended June 30, 1996. The Company expects that sales outside the U.S. will continue to represent a significant percentage of its net sales.

Gross Profit. Gross profit for the thirteen weeks ended June 29, 1997 increased $9.5 million (111%) and for the twenty six weeks ended June 29, 1997 increased $10.2 million (68%) compared to the corresponding periods in 1996. Gross profit as a percentage of sales for the thirteen weeks ended June 29, 1997 increased to 41% from 33% for the corresponding period in 1996, due to the following factors:
(i) higher sales into the semiconductor market and European markets, where gross margins are typically higher; (ii) a beneficial change in currency exchange rates and (iii) manufacturing efficiencies associated with higher sales levels. Gross profit as a percentage of sales for the twenty six weeks ended June 29, 1997 decreased to 33% from 34% for the corresponding period in 1996.

Research and Development. For the thirteen weeks ended June 29, 1997, research and development expense increased $1.7 million (66%) and for the twenty six weeks ended June 29, 1997 increased $1.9 million (38%), compared to the corresponding periods in 1996. These increases primarily reflect the fact that the 1996 period research and development costs were those of the PEO Operations only, and the 1997 period costs are those of the combined Company. Subsequent to closing of the Combination, research and development costs of Pre-Combination FEI were $1.6 million for the thirteen weeks ended June 29, 1997 and $2.1 million for the twenty six weeks ended June 29, 1997.

As a percentage of sales, research and development expense was 10% for both the thirteen weeks ended June 29, 1997 and June 30, 1996, and was 9% for the twenty six weeks ended June 29, 1997 compared to 11% for the same period in 1996. This comparative decrease as a percentage of sales during the 1997 twenty six week period was the result of increased sales volume, an increase in capitalized software development which reduced research and development expense, and the averaging effect which resulted from combining the historically lower percentage research and development expense of Pre-Combination FEI and the historically higher percentage research and development expense of the PEO Operations.

Capitalized software development costs were $477,000 and zero for the thirteen weeks ended June 29, 1997 and June 30, 1997, respectively, and $893,000 and zero for the twenty six weeks ended June 29, 1997 and June 30, 1996, respectively. Historically, the PEO Operations did not capitalize software development costs and its practice was conformed to U.S. generally accepted accounting practices as of February 21, 1997. While the PEO Operations did not previously capitalize software development costs under its accounting policies, management of the Company does not believe that capitalization of software costs in accordance with U.S. generally accepted accounting principles would have materially affected the net income of the PEO Operations in prior periods. The Company is continuing to invest in internal development of software incorporated in electron microscopes and focused ion and electron beam products.

Selling, General and Administrative. Selling, general and administrative expenses for the thirteen weeks ended June 29, 1997 increased $4.2 million (82%) and for the twenty six weeks ended June 29, 1997 increased $8.6 million (88%) compared to the same periods in 1996. This increase is primarily the result of selling, general and administrative costs incurred by Pre-Combination FEI subsequent to closing, which were $3.0 million for the thirteen weeks ended June 29, 1997 and $4.2 million for the period from closing through June 29, 1997. Selling, general and administrative expenses as a percentage of sales were 21% and 20% for the thirteen weeks ended June 29, 1997 and June 30, 1996, respectively, and were 24% and 22% for the twenty six weeks ended June 29, 1997 and June 30, 1996, respectively.

Income Tax Expense . The effective income tax rate was 40% and 21% for the thirteen weeks ended June 29, 1997 and June 30, 1996, respectively, and 0% and 21% for the twenty six weeks ended June 29, 1997 and June 30, 1996, respectively. The Company recorded no tax benefit for the twenty six weeks ended June 29, 1997, primarily because a significant amount of expenses recorded during the period were nondeductible. These rates vary from the Company's U.S. federal statutory tax rate of 34% primarily due to state and foreign taxes, the write-off of purchased research and development and the amortization of intangible assets.

Risks of International Operations. Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government financed competition, changes in trade policies, tariff regulations and difficulties in obtaining export licenses. Changes in relevant foreign currency exchange rates between time of sale and time of payment can also have a material effect on reported financial results.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 1997, the Company had total cash and cash equivalents of $17.2 million compared to zero at December 31, 1996 for the PEO Operations. Historically, net cash of the PEO Operations was included in Current Accounts with Philips and, as such, recorded in Division Equity of Philips Industrial Electronics. Cash provided by operating activities for the twenty six weeks ended June 29, 1997 was $15.4 million compared to cash used of $3.7 million for the twenty six weeks ended June 30, 1996. The primary reasons for the increase in cash from operating activities during the 1997 twenty six week period compared to the 1996 period were (i) an increase in sales and related collection of accounts receivable and a comparatively lower increase in inventory purchases, and (ii) an increase in the Company's trade payable accounts with Philips affiliates.

Investing activities used $5.7 million during the twenty six weeks ended June 29, 1997, and $4.6 million during the twenty six weeks ended June 30, 1996, primarily due to continued capital expenditures to provide the basis for growth. The Company expects to continue to invest in plant and equipment needed for future business requirements, including manufacturing capacity.

Financing activities provided $12.0 million for the twenty six weeks ended June 29, 1997. These cash sources were primarily additional borrowings under the Company's $25 million bank line of credit and $8.0 million cash of the PEO Operations as of the Closing of the Combination. Uses of cash in 1997 and the first part of 1998 include approximately $2.9 million the Company is obligated to pay to Philips Industrial Electronics pursuant to provisions of the Combination Agreement. These provisions require the Company to repay a portion of Net Operating Capital of the PEO Operations, calculated as of Closing, that exceeded the projected working capital level of NLG 78.1 million. The repayment will be in the form of two promissory notes due February 21, 1998, with interest at 7 3/8% and 4% per annum, respectively, payable from February 21, 1997.

The Company expects to continue to use cash to fund the growth of its operations. The Company believes its cash and cash equivalents and borrowings available under its increased $25 million line of credit will be sufficient to fund operations during the near term.

BACKLOG

The Company's backlog consists of purchase orders it has received for products it expects to ship within the next 12 months. The Company's backlog at August 1, 1997 was approximately $49.8 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of an order from a single customer could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.

                           Part II - Other Information

Item 2.   Changes in Securities

     On February 21, 1997 (the "Combination Closing"), the Company combined with the electron optics business of Philips Electronics N.V. pursuant to a Combination Agreement dated November 15, 1996. At the Combination Closing, the Company issued 9,728,807 shares of its Common Stock to Philips Industrial Electronics International B.V., a Netherlands corporation ("PIE") as consideration for all of the outstanding shares of Philips Electron Optics International B.V., a Netherlands corporation, and Philips Electron Optics, Inc., a Delaware corporation, both wholly owned subsidiaries of PIE immediately prior to the Combination Closing.

The Combination Agreement provides in relevant part that at the time of issuance by the Company of any shares of Common Stock upon the exercise of a stock option outstanding on the date of the Combination Closing, the Company is required to issue to PIE a number of additional shares of Common Stock such that the shares of Common Stock issued to PIE at Closing continue to represent 55% of the Outstanding Common Stock of the Company, as defined in the Combination Agreement. During the thirteen weeks ended June 29, 1997 the Company issued 19,169 shares of its Common Stock to PIE pursuant to this provision of the Combination Agreement.

The shares issued were not registered under the Securities Act of 1933, and the issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering. The consideration received by the Company for the shares issued, together with the shares issued to PIE at the Combination Closing, was the outstanding shares of Philips Electron Optics International B.V. and Philips Electron Optics, Inc.

Item 4.   Submission of Matters to a Vote of Security Holders

     On May 15, 1997 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 17,689,549 shares of Common Stock were issued and outstanding.

     1. The shareholders elected each of Alfred B. Bok, William E. Curran, William G. Langley, Theo J.H.J. Sonnemans, Lynwood W. Swanson, Lloyd R. Swenson, Karel D. van der Mast, Donald R. VanLuvanee and William A. Whitward by the votes indicated below, to serve on the Company's Board of Directors for the ensuing year:

             Alfred B. Bok
                               17,028,338          shares in favor
                                   12,720          shares against or withheld
                                        0          abstentions
                                        0          broker nonvotes
             William E. Curran
                               17,028,338          shares in favor
                                   12,720          shares against or withheld
                                        0          abstentions
                                        0          broker nonvotes
             William G. Langley
                               17,031,338          shares in favor
                                    9,720          shares against or withheld
                                        0          abstentions
                                        0          broker nonvotes
             Theo J.H.J.Sonnemans
                               17,028,338          shares in favor
                                   12,720          shares against or withheld
                                        0          abstentions
                                        0          broker nonvotes
             Dr. Lynwood W. Swanson
                               17,031,338          shares in favor
                                    9,720          shares against or withheld
                                        0          abstentions
                                        0          broker nonvotes
             Lloyd R. Swenson
                               17,031,838          shares in favor
                                    9,220          shares against or withheld
                                        0          abstentions
                                        0          broker nonvotes
             Karel D. van der Mast
                               17,031,838          shares in favor
                                    9,220          shares against or withheld
                                        0          abstentions
                                        0          broker nonvotes
             Donald R. VanLuvanee
                               17,031,738          shares in favor
                                    9,320          shares against or withheld
                                        0          abstentions
                                        0          broker nonvotes
             William A. Whitward
                               17,027,838          shares in favor
                                   13,220          shares against or withheld
                                        0          abstentions
                                        0          broker nonvotes

     2. The shareholders voted to amend the Company's 1995 Stock Incentive Plan to increase the total number of shares of Common Stock of the Company reserved for issuance under the Plan from 800,000 to 1,300,000, and to make certain other amendments to the Plan, by the votes indicated below:

                   16,869,926                shares in favor
                      120,357                shares against or withheld
                       24,425                abstentions
                       26,350                broker nonvotes

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

       2.2(2) Letter Agreement, dated November 22, 1996, between FEI
              Company and Philips Industrial Electronics International
              B.V.

       2.3(3) Letter Agreement, dated February 21, 1997, between FEI
              Company and Philips Industrial Electronics International
              B.V.

       2.4(4) List of omitted schedules to Combination Agreement

       3.1(5) Second Amended and Restated Articles of Incorporation, as amended

       3.2(6) Amended Bylaws

--------
     (1) Incorporated by reference to Exhibit 2.1 to Company's Current Report on Form 8-K dated November 22, 1996.
     (2) Incorporated by reference to Exhibit 2.2 to Company's Current Report on Form 8-K dated November 22, 1996.
     (3) Incorporated by reference to Exhibit 2.3 to Company's Current Report on Form 8-K dated March 5, 1997.
     (4) Incorporated by reference to Exhibit 2.3 to Company's Current Report on Form 8-K dated November 22, 1996.
     (5) Incorporated by reference to Exhibit 3.1 to Company's Annual Report on Form 10-K dated March 28, 1997.
     (6) Incorporated by reference to Exhibit 3.2 to Company's Annual Report on Form 10-K dated March 28, 1997.

       10.1a   1995 Stock Incentive Plan, as amended

       10.16(7)Amendment, dated January 9, 1997, to Loan Agreement between the
               Company and Key Bank of Oregon

       11.0    Statement regarding computation of per share earnings

       27.1    Financial Data Schedule


     (b) Reports on Form 8-K

          A report on Form 8-K was filed by the Company on March 5, 1997 reporting Items 1, 2 and 5. Financial statements and pro forma financial information pursuant to Item 7 were filed on May 7, 1997.

--------
     (7) Incorporated by reference to Exhibit 10.16 to Company's Annual Report on Form 10-K dated March 28, 1997.

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
                                        William G. Langley
                                        Chief Financial Officer
                                        and Authorized Officer

                                  Exhibit Index


Exhibit
  No.                                   Description
-------                                 -----------

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

2.2(9) Letter Agreement, dated November 22, 1996, between FEI Company and Philips Industrial Electronics International B.V.

2.3(10) Letter Agreement, dated February 21, 1997, between FEI Company and Philips Industrial Electronics International B.V.

2.4(11)   List of omitted schedules to Combination Agreement

3.1(12)   Second Amended and Restated Articles of Incorporation, as amended

3.2(13)   Amended Bylaws

10.1a     1995 Stock Incentive Plan, as amended

10.16(14) Amendment, dated January 9, 1997, to Loan Agreement between the
          Company and Key Bank of Oregon

--------

     (8) Incorporated by reference to Exhibit 2.1 to Company's Current Report on Form 8-K dated November 22, 1996.
     (9) Incorporated by reference to Exhibit 2.2 to Company's Current Report on Form 8-K dated November 22, 1996.
     (10) Incorporated by reference to Exhibit 2.3 to Company's Current Report on Form 8-K dated March 5, 1997.
     (11) Incorporated by reference to Exhibit 2.3 to Company's Current Report on Form 8-K dated November 22, 1996.
     (12) Incorporated by reference to Exhibit 3.1 to Company's Annual Report on Form 10-K dated March 28, 1997.
     (13) Incorporated by reference to Exhibit 3.2 to Company's Annual Report on Form 10-K dated March 28, 1997.
     (14) Incorporated by reference to Exhibit 10.16 to Company's Annual Report on Form 10-K dated March 28, 1997.

11.0      Statement regarding computation of per share earnings

27.1      Financial Data Schedule