Form 10-Q
period 1997-09-30
FEI CO
filed 1997-11-12
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 28, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,077,373 shares of Common Stock were outstanding at November 11, 1997.

                               INDEX TO FORM 10-Q

                                                                            Page

Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Balance Sheets - September 28, 1997 (unaudited) and
          December 31, 1996....................................................1

          Consolidated Statements of Operations - Thirteen Weeks Ended
          September 30, 1996 and September 28, 1997 (unaudited) and
          Thirty Nine Weeks Ended September 30, 1996 and September 28,
          1997 (unaudited).....................................................2

          Condensed Combined Consolidated Statements of Cash Flows -
          Thirty Nine Weeks Ended September 30, 1996 and September 28,
          1997 (unaudited).....................................................3

          Notes to Consolidated Financial Statements (unaudited)...............4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................9

Part II - Other Information

     Item 2.  Changes in Securities...........................................14

     Item 6.  Exhibits and Reports on Form 8-K................................14

Signatures....................................................................15

                         PART I - Financial Information

Item 1.  Financial Statements

     FEI Company and Subsidiaries
     Consolidated Balance Sheets
     December 31, 1996 and September 28, 1997 (Unaudited)
    (In thousands, except share data)

                                                                            December 31,    September 28,
                                                                                   1996             1997
                                                                            -----------     ------------
                                                                               (PEO           (Combined
                                                                             Operations)       Company)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $         -     $      3,541
  Receivables                                                                    25,349           44,471
  Inventories (Note 3)                                                           30,213           41,783
  Current accounts with Philips  (Note 4)                                         1,639            6,289
  Other receivables and prepaid expenses                                          1,426            1,806
  Deferred income taxes                                                               -              619
                                                                            -----------     ------------
  Total current assets                                                           58,627           98,509

EQUIPMENT                                                                         5,658           20,613

LEASE AND NOTE RECEIVABLES                                                            -            1,063

OTHER ASSETS  (Note 5)                                                            7,539           45,255
                                                                            -----------     ------------

TOTAL                                                                       $    71,824     $    165,440
                                                                            ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit and notes payable                                          $         -     $      8,889
  Accounts payable                                                                7,585           18,737
  Accrued payroll liabilities                                                     1,648            2,992
  Prepayments received                                                            2,145                -
  Accrued expenses/deferred income                                               13,277           14,706
  Other current liabilities                                                       2,897            6,000
                                                                            -----------     ------------
  Total current liabilities                                                      27,552           51,324

LONG-TERM PROVISIONS                                                              1,202              575

DEFERRED INCOME TAXES                                                                 -            6,919

SHAREHOLDERS' EQUITY:
 Preferred stock - 500,000 shares authorized; none
                                                                                      -                -
   issued and outstanding
 Common stock - 30,000,000 shares authorized;
                                                                                      -          151,445
   17,884,567 shares issued and outstanding at September 28, 1997
 Retained earnings                                                                               (39,551)
 Division equity (Note 8)                                                        43,070                -
 Cumulative foreign currency translation adjustment                                   -           (5,272)
                                                                            -----------     ------------
SHAREHOLDERS' EQUITY                                                             43,070          106,622
                                                                            -----------     ------------

TOTAL                                                                       $    71,824     $    165,440
                                                                            ===========     ============

See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)



                                                       Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                   ---------------------------    ---------------------------
                                                        Sept. 29,     Sept. 28,      Sept. 29,       Sept. 28,
                                                            1996          1997           1996            1997
                                                   -------------   -----------    -----------   -------------
                                                        (PEO        (Combined         (PEO         (Combined
                                                     Operations)     Company)      Operations)      Company)
Net sales                                          $      27,307   $    39,036    $    71,059   $     115,061
Cost of sales                                             21,805        22,412         50,580          73,278
                                                   -------------   -----------    -----------   -------------
    Gross profit                                           5,502        16,624         20,479          41,783
Research and development costs                             2,472         3,370          7,447          10,215
Selling, general and administrative costs                  5,509         8,872         15,331          27,255
Amortization of intangibles (Note 6)                           -           530              -           1,467
Purchased in-process research and development
    (Note 6)                                                   -             -              -          38,046
Restructuring and reorganization costs (Note 7)                -             -              -           2,478
                                                   -------------   -----------    -----------   -------------
Income (loss) from operations                             (2,479)        3,852         (2,299)        (37,678)
Other income (expense)                                         -           231              -             (49)
                                                   -------------   -----------    -----------   -------------
Income (loss) before income taxes                         (2,479)        4,083         (2,299)        (37,727)
Income tax expense (benefit)                                (517)        1,634           (480)          1,824
                                                   -------------   -----------    -----------   -------------
Net income (loss)                                  $      (1,962)  $     2,449    $    (1,819)  $     (39,551)
                                                   =============   ===========    ===========   =============

Pro forma income (loss) per share (Note 2)         $       (0.20)  $      0.13    $     (0.19)  $       (2.44)
                                                   =============   ===========    ===========   =============
Pro forma weighted average common and
common equivalent shares outstanding (Note 2)              9,729        19,586          9,729          16,177
                                                   =============   ===========    ===========   =============


See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flow
                                 (In thousands)
                                   (Unaudited)


                                                                         Thirty-Nine Weeks Ended
                                                                     -------------------------------
                                                                     September 29,      September 28,
                                                                             1996               1997
                                                                     ------------       ------------
                                                                         (PEO             (Combined
                                                                      Operations)          Company)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $      (1,819)     $    (39,551)
Other items impacting operating cash flows                                 (5,057)           50,132
                                                                    --------------     ------------
  Net cash provided (used) by operating activities                         (6,876)           10,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                                   (2,789)           (9,728)
Purchase of businesses                                                     (2,703)                -
Investment in software development                                              -            (1,215)
Net change in leases receivable                                                 -              (278)
                                                                    -------------      -------------
  Net cash provided (used) in investing activities                         (5,492)          (11,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                                                -              (247)
Proceeds from exercise of stock options                                         -             1,700
Net cash received from Philips                                             12,368             8,000
                                                                    -------------      ------------
  Net cash provided by financing activities                                12,368             9,453

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                         -            (5,272)
                                                                    -------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       -             3,541

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                                          -                 -
                                                                    -------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $           -      $      3,541
                                                                    =============      ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
    INFORMATION
    Cash paid during the period for interest                        $           -      $        571

NONCASH INVESTING AND FINANCING ACTIVITIES
     Amounts due to PIE for excess working capital contributed      $           -      $      2,866


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

3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                       December 31,      September 28,
                                                              1996               1997
                                                       -----------       ------------
Raw materials and assembled parts                      $    13,018       $     22,186
Work in process                                              9,610             13,411
Finished goods                                               9,909              8,275
                                                       -----------       ------------
                                                            32,537             43,872
Inventory reserves                                          (2,324)            (2,089)
                                                       -----------       ------------
    Total inventories, net                             $    30,213       $     41,783
                                                       ===========       ============


4.   CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent net accounts receivable and accounts payable between the Company and other subsidiaries of Philips. Most of the current account transactions relate to deliveries of goods.

Current accounts with Philips consist of the following (in thousands):

                                                       December 31,      September 28,
                                                              1996               1997
                                                       -----------       ------------
Current accounts receivable                            $     2,471       $      8,652
Current accounts payable                                      (832)            (2,363)
                                                       -----------       ------------
    Total current accounts with Philips                $     1,639       $      6,289
                                                       ===========       ============


5.   OTHER ASSETS

Other assets consist of the following (in thousands)

                                                       December 31,      September 28,
                                                              1996               1997
                                                       -----------       ------------
Goodwill, net (Note 6)                                 $     1,525       $     16,469
Existing technology, net (Note 6)                                -             15,689
Noncurrent service inventories, net of
  valuation reserves of $2,661 and $4,243
  respectively                                               6,014              7,997
Investment in Norsam Technologies, Inc.,
  at cost                                                        -              3,267
Capitalized software, net                                        -              1,215
Deposits and other                                               -                618
                                                       -----------       ------------
                                                       $     7,539       $     45,255
                                                       ===========       ============


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

The Company obtained an appraisal of the fair market value of the intangible assets acquired to serve as a basis for allocation of the purchase price to the various classes of assets. The Company allocated the total purchase price of $122.9 million to the assets acquired as follows (in thousands):


Current assets                                           $  43,893
Equipment                                                    8,321
Leases receivable                                            1,341
Other assets                                                 4,744
Existing technology intangible                              16,490
In-process research and product development                 38,046
Goodwill and other intangibles                              17,122
Deferred income taxes                                       (7,085)
                                                        ----------
                                                        $  122,872

To determine the value of each of Pre-Combination FEI's product lines, projected revenue net of provision for operating expenses, income taxes and returns on requisite assets were discounted to a present value. This approach was applied to existing technology as well as to research and development projects which have not been proven technologically feasible and which had not generated revenue at the date of the Combination. As a result of this valuation, the fair value of existing technology and in-process technology were determined to be $16.5 million and $38.0 million, respectively.

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

In accordance with the applicable accounting pronouncements, a one-time charge of $38.0 million associated with the writeoff of acquired in-process research and product development was recorded immediately subsequent to the closing of the Combination. Generally, it is the Company's policy to expense research and development costs.

Unaudited pro forma combined statement of operations data, presented as if the Combination had occurred on January 1, 1996, are as follows:

                                                  Thirty Nine Weeks Ended
                                                ----------------------------
                                                September 30,   September 28,
                                                        1996            1997
                                                ------------    ------------
Net sales                                       $     93,000    $    118,005
                                                ============    ============
Net income (loss)                               $     (5,809)   $     (4,744)
                                                ============    ============
Pro forma earnings (loss) per share             $      (0.33)   $      (0.29)
                                                ============    ============


7.   RESTRUCTURING AND REORGANIZATION

In March 1997, the Company approved a plan to restructure its ElectroScan operations by relocating the majority of its ElectroScan manufacturing activities from Wilmington, Massachusetts to the Company's Netherlands manufacturing facility. In conjunction with this plan, the Company announced its intent to lay off 11 ElectroScan employees in manufacturing, sales and administration and cease the majority of its manufacturing operations at the Wilmington, Massachusetts facility. To date in 1997, nine employees have been terminated in connection with this restructuring and two additional employees will be terminated by March 31, 1998. The total cost of the restructuring is estimated to be approximately $2.1 million, recorded in the period ended March 30, 1997, including the remaining goodwill of $1.7 million attributable to the acquisition of the assets of ElectroScan Corporation and approximately $400,000 of severance and other costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data as a percentage of sales for the PEO Operations (only) for the thirteen weeks and thirty nine weeks ended September 30, 1996 and for the combined Company for the thirteen weeks and thirty nine weeks ended September 28, 1997. Operating results for the thirty nine weeks ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The following table should be read in conjunction with the Combined Financial Statements of the PEO Operations and the footnotes thereto included in the Company's Form 8-K/A dated May 7, 1997 and the financial statements and footnotes of the Pre-Combination FEI included in the Company's quarterly report on Form 10Q for the quarter ended September 30, 1996 and its annual report on Form 10-K for the year ended December 31, 1996.

                                                     Thirteen Weeks Ended             Thirty Nine Weeks Ended
                                                September 30,   September 28,       September 30,   September 28,
                                                ----------------------------        ----------------------------
                                                     1996               1997             1996               1997
                                                ---------          ---------        ---------          ---------
                                                  (PEO             (Combined          (PEO             (Combined
                                               Operations)          Company)       Operations)          Company)
Net sales                                          100.0%             100.0%           100.0%             100.0%

Cost of sales                                       79.8%              57.4%            71.2%              63.7%
                                                ---------          ---------        ---------          ---------

          Gross profit                              20.2%              42.6%            28.8%              36.3%

   Research and development costs                    9.1%               8.6%            10.4%               8.9%

   Selling, general and administrative
     costs                                          20.2%              22.7%            21.6%              23.7%

   Amortization of intangibles (Note 6)                -                1.4%               -                1.3%

   Purchased in-process research
     and development (Note 6)                          -                  -                -               33.0%

   Restructuring and reorganization
     costs (Note 7)                                    -                  -                -                2.1%

                                                ---------          ---------        ---------          ---------

Income (loss) from operations                       (9.1)%              9.9%            (3.2)%            (32.7)%

Other income (expense)                                 -                0.6%               -               (0.1)%

                                                ---------          ---------        ---------          ---------

Income (loss) before income taxes                   (9.1)%             10.5%            (3.2)%            (32.8)%

Income tax expense (benefit)                        (1.9)%              4.2%            (0.6)%              1.6%
                                                ---------          ---------        ---------          ---------

Net income (loss)                                   (7.2)%              6.3%            (2.6)%            (34.4)%
                                                =========          =========        =========          =========

Net Sales. Net sales for the thirteen weeks ended September 28, 1997 increased $11.7 million (43%) and for the thirty nine weeks ended September 28, 1997 increased $44.0 million (62%) compared to the corresponding periods in 1996. The increases in sales are primarily attributable to the fact that the 1997 period includes net sales of the combined company, and the 1996 period includes net sales of the PEO Operations only. Pre-Combination FEI contributed approximately $18.2 million in revenue for the thirteen weeks ended September 28, 1997 and approximately $42.5 million in revenue for the period from the closing of the Combination on February 21, 1997 ("Closing") to September 28, 1997. Sales of electron microscopes and related services decreased $6.5 million for the thirteen weeks and increased $1.5 million for the thirty nine weeks ended September 28, 1997, respectively, compared to the respective 1996 periods. The decline in sales during the thirteen weeks ended September 28, 1997 is due primarily to a downturn during the period in the market for transmission electron microscopes. Revenue from sales of FIB workstations increased due to a higher number of sales into the semiconductor and thin film head industries and sales of higher-priced products to customers in this market.

Sales outside the U.S. for the combined company accounted for 65% of sales for the thirty nine weeks ended September 28, 1997 and 76% for the PEO Operations for the thirty nine weeks ended September 30, 1996. The Company expects that sales outside the U.S. will continue to represent a significant percentage of its net sales.

Gross Profit. Gross profit for the thirteen weeks ended September 28, 1997 increased $11.1 million (202%) and for the thirty nine weeks ended September 28, 1997 increased $21.3 million (104%) compared to the corresponding periods in 1996. Gross profit as a percentage of sales for the thirteen weeks ended September 28, 1997 increased to 43% from 20%, and for the thirty nine weeks ended September 28, 1997, increased to 36% from 29% for the corresponding periods in 1996, due to the following factors: (i) higher-margin sales, including sales into the semiconductor market; (ii) a beneficial change in currency exchange rates and (iii) manufacturing efficiencies associated with higher sales levels.

Research and Development. Research and development expense increased $0.9 million (36%) for the thirteen weeks ended September 28, 1997 and $2.8 million (37%) for the thirty nine weeks ended September 28, 1997, compared to the corresponding periods in 1996. These increases primarily reflect the fact that research and development costs for thet 1996 period were those of the PEO Operations only, and the 1997 period costs are those of the combined company. Subsequent to closing of the Combination, research and development costs of Pre-Combination FEI were $1.7 million for the thirteen weeks ended September 28, 1997 and $3.8 million for the thirty nine weeks ended September 28, 1997.

As a percentage of sales, research and development expense was 9% for the thirteen weeks ended September 28, 1997 and September 30, 1996, and was 9% for the thirty nine weeks ended September 28, 1997 compared to 10% for the same period in 1996.

This comparative decrease as a percentage of sales during the 1997 thirty nine week period was the result of increased sales volume, an increase in capitalized software development which reduced research and development expense, and the averaging effect which resulted from combining the historically lower percentage research and development expense of Pre-Combination FEI and the historically higher percentage research and development expense of the PEO Operations.

Capitalized software development costs were $0.3 million and zero for the thirteen weeks ended September 28, 1997 and September 30, 1996, respectively, and $1.2 million and zero for the thirty nine weeks ended September 28, 1997 and September 30, 1996, respectively. Historically, the PEO Operations did not capitalize software development costs and its practice was conformed to U.S. generally accepted accounting practices as of February 21, 1997. While the PEO Operations did not previously capitalize software development costs under its accounting policies, management of the Company does not believe that capitalization of software costs in accordance with U.S. generally accepted accounting principles would have materially affected the net income of the PEO Operations in prior periods. The Company is continuing to invest in internal development of software incorporated in electron microscopes and focused ion and electron beam products.

Selling, General and Administrative. Selling, general and administrative expenses for the thirteen weeks ended September 28, 1997 increased $3.4 million (61%) and for the thirty nine weeks ended September 28, 1997 increased $11.9 million (78%) compared to the same periods in 1996. This increase primarily reflects the fact that the 1996 period selling, general and administrative expenses were those of the PEO Operations only, and the 1997 period expenses are those of the combined company. Selling, general and administrative expenses incurred by Pre-Combination FEI subsequent to closing were $3.9 million for the thirteen weeks ended September 28, 1997 and $8.6 million for the period from closing through September 28, 1997. Selling, general and administrative expenses as a percentage of sales were 23% and 20% for the thirteen weeks ended September 28, 1997 and September 30, 1996, respectively, and were 24% and 22% for the thirty nine weeks ended September 28, 1997 and September 30, 1996, respectively. The increase in these expenses as a percentage of sales compared to the prior periods results primarily from (i) lower consolidated net sales resulting from the post-combination elimination of intercompany sales, and (ii) approximately $1 million of expense in the 39 weeks ended September 28, 1997 associated with the writeoff of uncollectible accounts receivable.

Income Tax Expense. The effective income tax rate was 40% and 21% for the thirteen weeks ended September 28, 1997 and September 30, 1996, respectively, and 0% and 21% for the thirty nine weeks ended September 28, 1997 and September 30, 1996, respectively. The Company did not record a tax benefit for the thirty nine weeks ended September 28, 1997, primarily because the $38.0 million of purchased research and development costs written off immediately subsequent to the consummation of the Combination were non-deductible. The Company's tax rates generally vary from the U.S.

federal statutory tax rate of 34% primarily as a result of state and foreign taxes and the amortization of intangible assets.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1997, the Company had total cash and cash equivalents of $3.5 million compared to zero at December 31, 1996 for the PEO Operations and $17.2 million for the Company at June 29, 1997. Historically, net cash of the PEO Operations was included in Current Accounts with Philips and, as such, recorded in Division Equity of Philips Industrial Electronics. Cash provided by operating activities for the thirty nine weeks ended September 28, 1997 was $10.6 million compared to cash used of $6.9 million for the thirty nine weeks ended September 30, 1996. The primary reasons for the increase in cash from operating activities during the 1997 thirty nine week period compared to the 1996 period were (i) an increase in sales and related collection of accounts receivable and a comparatively lower increase in inventory purchases, and (ii) an increase in the Company's trade payable accounts with Philips affiliates. The lower level of cash and cash equivalents at September 28, 1997 as compared with June 29, 1997 results primarily from the settlement of intercompany trade accounts with Philips, offset in part by cash otherwise provided from operations.

Investing activities used $11.2 million during the thirty nine weeks ended September 28, 1997 and $5.5 million during the thirty nine weeks ended September 30, 1996, primarily due to continued capital expenditures to provide the basis for growth. The Company expects to continue to invest in plant and equipment needed for future business requirements, including manufacturing capacity.

Financing activities provided $9.5 million for the thirty nine weeks ended September 28, 1997. These cash sources were primarily $8.0 million cash of the PEO Operations as of the Closing of the Combination and approximately $1.7 million from the exercise of employee stock options. Future uses of cash in 1997 and the first part of 1998 will include approximately $2.9 million the Company is obligated to pay to Philips Industrial Electronics pursuant to provisions of the Combination Agreement. These provisions require the Company to repay a portion of Net Operating Capital of the PEO Operations, calculated as of Closing, that exceeded the projected working capital level of NLG 78.1 million. The repayment obligation is evidenced by two promissory notes due February 21, 1998, with interest at 7 3/8% and 4% per annum, respectively, payable from February 21, 1997.

The Company expects to continue to use cash to fund the growth of its operations. The Company believes its cash and cash equivalents and borrowings available under its $25 million line of credit will be sufficient to fund operations during the near term.

BACKLOG

The Company's backlog consists of purchase orders it has received for products it expects to ship within the next 12 months. The Company's backlog at October 26, 1997 was approximately $52.1 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of an order from a single customer could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.

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

The Combination Agreement provides in relevant part that at the time of issuance by the Company of any shares of Common Stock upon the exercise of a stock option outstanding on the date of the Combination Closing, the Company is required to issue to PIE a number of additional shares of Common Stock such that the shares of Common Stock issued to PIE at Closing continue to represent 55% of the Outstanding Common Stock of the Company, as defined in the Combination Agreement. During the thirteen weeks ended September 28, 1997 the Company issued 192,214 shares of its Common Stock to PIE pursuant to this provision of the Combination Agreement.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

     10.17 Lease Agreement, dated October 27, 1997, between Philips Industrial Electronics International B.V. as lessor and Philips Electron Optics B.V., a wholly owned indirect subsidiary of FEI Company, as lessee, including a guarantee by FEI Company of the lessee's obligations thereunder

     10.18 Employment Agreement, dated July 1, 1997, between FEI Company and William G. Langley

     10.19 Employment Agreement, dated August 1, 1997, between FEI Company and Karel D. van der Mast

     10.20 Revolving Credit Agreement, dated as of July 1, 1997, between FEI Company and KeyBank National Association

     10.21 Amendment Number One, dated as of August 31, 1997, to Revolving Credit Agreement between FEI Company and KeyBank National Association

     27.1      Financial Data Schedule

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FEI COMPANY



Dated: November 11, 1997               FREDERICK A.M. GORDON
                                       -----------------------------------------
                                       Frederick A.M. Gordon
                                       Controller
                                       and Authorized Officer

                                 Exhibit Index


Exhibit
  No.                                   Description
-------                                 -----------

10.17 Lease Agreement, dated October 20, 1997, between Philips Industrial Electronics International B.V. as lessor and Philips Electron Optics B.V., a wholly owned indirect subsidiary of FEI Company, as lessee, including a guarantee by FEI Company of the lessee's obligations thereunder

10.18 Employment Agreement, dated July 1, 1997, between FEI Company and William G. Langley

10.19 Employment Agreement, dated August 1, 1997, between FEI Company and Karel D. van der Mast

10.20 Revolving Credit Agreement, dated as of July 1, 1997, between FEI Company and KeyBank National Association

10.21 Amendment Number One, dated as of August 31, 1997, to Revolving Credit Agreement between FEI Company and KeyBank National Association

27.1     Financial Data Schedule