Form 10-K
period 1997-12-31
FEI CO
filed 1998-03-31
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
          __________

          Commission file number 0-22780

                                   FEI COMPANY
             (Exact name of registrant as specified in its charter)

            Oregon                                         93-0621989
            (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)              Identification No.)

            7451 NW Evergreen Parkway
            Hillsboro, Oregon                                 97124
            (Address of principal executive offices)         ip Code)

                         Registrant's telephone number,
                       including area code: (503) 640-7500

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

          Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 26, 1998: $88,766,093 . For purposes of this calculation, officers and directors are considered affiliates.

          Number of shares of Common Stock outstanding at March 26, 1998:
          18,078,337 .

                       Documents Incorporated by Reference

                                                   Part of Form 10-K into
          Document                                   which incorporated

          Proxy Statement for 1998 Annual
            Meeting of Shareholders                        Part III

                                TABLE OF CONTENTS

Item of Form 10-K                                                      Page

PART I

Item 1 -     Business.................................................    1

Item 2 -     Properties...............................................   13

Item 3 -     Legal Proceedings........................................   14

Item 4 -     Submission of Matters to a Vote of Security Holders......   15

Item 4(a) -  Executive Officers of the Registrant.....................   16

PART II

Item 5 -     Market for the Registrant's Common
             Equity and Related Shareholder Matters...................   19

Item 6 -     Selected Financial Data..................................   20

Item 7 -     Management' Discussion and Analysis of Financial
             Condition and Results of Operations......................   22

Item 8 -     Financial Statements and Supplementary Data..............   30

Item 9 -     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...................   30

PART III

Item 10 -    Directors and Executive Officers of
             the Registrant...........................................   31

Item 11 -    Executive Compensation...................................   31

Item 12 -    Security Ownership of Certain Beneficial
             Owners and Management....................................   31

Item 13 -    Certain Relationships and Related
             Transactions.............................................   31

PART IV

Item 14 -    Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K..................................   32

SIGNATURES............................................................   35

                                     PART I

ITEM 1.  BUSINESS

Introduction

     FEI Company is a leader in the design, manufacture and sale of products based on focused charged particle beam technology. On February 21, 1997 the Company completed a combination transaction (the "Combination") with the electron optics business of Philips Industrial Electronics International B.V. ("PIE"), a wholly owned subsidiary of Philips Electronics N.V. ("Philips"). Pursuant to the Combination, the Company acquired shares of two Philips' subsidiaries owning substantially all of the assets and liabilities of Philips' electron optics business (the "PEO Operations"), and the Company issued to PIE a number of shares of its Common Stock equal, after issuance, to 55 percent of the outstanding shares of Common Stock of the Company.

     For periods after February 21, 1997, references in this Annual Report to "FEI" or "the Company" include the acquired PEO Operations.

     The Company's products include focused ion beam ("FIB") workstations, transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs") and components of these products. The Company's products are sold primarily to manufacturers of integrated circuits ("ICs") and life science and materials science customers. The Company's FIB workstations are sold primarily to IC manufacturers. The Company's electron microscope products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to IC manufacturers.

     The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. Direct sales and service operations are conducted in the United States and eight other countries, constituting most of the worldwide market for the Company's products. The Company's products are also sold under distribution agreements with affiliates of Philips located in approximately 20 additional countries.

     From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in the Company's service and support activities for its electron microscope business, the portions of the Company's sales consisting of international sales and sales of certain products, expected product shipments and capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in its service and support activities for its electron microscope business include, but are not limited to, downturns in the IC manufacturing market, lower than expected customer orders for electron microscopes, and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, exchange rate fluctuations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially reduce the portion of the Company's sales consisting of FIB workstations and electron microscopes include, but are not limited to, the competitive factors mentioned above and changes in product sales mix. Factors that could adversely affect expected product shipments include, but are not limited to, technological difficulties and resource constraints in developing new products, the availability of parts and supplies at reasonable prices, product shipment interruptions due to manufacturing difficulties and order cancellations. Factors that could materially increase the Company's capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above. Additional factors that may cause actual results to vary materially from those set forth in such forward-looking statements are described in Item 1 - Business under the captions "Sales and Marketing" and "Competition," in Item 3 - Legal Proceedings and in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Quarterly Results of Operations."

Products

FIB Workstations

     The Company is a world leader in the design, manufacture and sale of FIB workstations. A FIB workstation consists of a vacuum stand, ion beam focusing column, sample holder device ("stage"), associated electronics and software and various optional enhancements. The Company's line of FIB workstations includes the two-inch stage model 200, the eight-inch stage model 800 and the DualBeam models 620 and 820, which place both ion and electron beam columns on a single vacuum chamber. Sales of FIB workstations accounted for approximately 29% of the Company's net sales in 1997.

     The Company's FIB workstations enable users to image, mill, cut, modify and analyze the features of samples within submicron tolerances. The unique combination of capabilities of FIB workstations allows users to perform analysis and modification with precision and speed that previously were not possible at such tolerances. The Company believes its FIB workstations significantly speed and improve the functions of design edit, failure analysis and process monitoring performed by IC manufacturers, thereby shortening time to market for new generations of ICs and increasing the yield of fabrication lines. The Company also believes its FIB workstations can be used in other sub-micron, micromachining applications, including the manufacture of thin-film heads.

     The following table summarizes key features of the Company's line of FIB workstations.

        Model              Stage            First                                   Features
                            Size           Shipped
----------------------------------------------------------------------------------------------------------
        200xP                2            September      Provides fully digital control with a small
                           inches           1996         sample stage, using Windows NT operating
                                                         system for enhanced ease of use
----------------------------------------------------------------------------------------------------------
        200TEM               2            February       200xP with latest generation "Magnum" FIB
                           inches           1998         column, tilt motorization and specialized
                                                         software for preparation of samples for TEM
                                                         and SEM analysis
----------------------------------------------------------------------------------------------------------
        200DE                2            February       200xP with latest generation "Magnum" FIB
                           inches           1998         column and high accuracy stage system for
                                                         modification of flip-chip devices
----------------------------------------------------------------------------------------------------------
        200THP               2             October       200xP with latest generation "Magnum" FIB
                           inches           1996         column and specialized software for
                                                         development of FIB process for thin-film head
                                                         production
----------------------------------------------------------------------------------------------------------
     AutoTrim 200            2            September      Designed for dedicated, high volume
                           inches           1997         manufacture of thin-film heads using the latest
                            x 4                          generation "Magnum" FIB column and
                           inches                        specialized software for fully automated
                                                         operation
----------------------------------------------------------------------------------------------------------
        800xP                8            February       Provides fully digital control with capability to
                           inches           1997         navigate over full wafer; includes integrated
                                                         vacuum loadlock
----------------------------------------------------------------------------------------------------------
        800THP               8              March        800xP with latest generation "Magnum" FIB
                           inches           1998         column and specialized software for
                                                         development of FIB process for thin-film head
                                                         production
----------------------------------------------------------------------------------------------------------
        XL830                8            December       Provides DualBeam capability of the Model XL
                           inches           1997         810 SEM, integrating a FIB column to provide
                                                         fast, accurate sectioning and analysis of surface
                                                         and sub-surface features
----------------------------------------------------------------------------------------------------------
        XL860                8            Expected       Provides DualBeam capability of the model XL
                           inches         May 1998       850 SEM, integrating a FIB column to provide
                                                         fast, accurate sectioning and analysis for defect
                                                         characterization in the fab
----------------------------------------------------------------------------------------------------------

Electron Microscopes

     The Company is also a world leader in the design, manufacture and sale of electron microscopes. The Company's electron microscope products consist of a range of both transmission electron microscopes ("TEMs") and scanning electron microscopes ("SEMs"), as described below.

     In the use of a TEM, the specimen is irradiated by an electron beam which is focused onto and then passes through the specimen. The resulting image of the internal structure of the specimen is then magnified by a series of magnetic lens fields and projected on a fluorescent screen or an imaging camera. The specimen, in order to be transparent to an electron beam, generally should be no thicker than approximately 0.1 micron The required sample preparation is usually an involved and lengthy process; however, in many cases, TEMs are the only tool available to reveal sub-nanometer (one-billionth of a meter) features. In some cases, FIB instruments may be used to "mill" and prepare TEM samples. TEMs developed, manufactured and sold by the Company are used by a broad range of hospitals, pharmaceutical laboratories, university and government biological research centers, materials science laboratories and semiconductor research laboratories. A market for TEM use in process development and process monitoring in the IC industry has begun to develop.

     Unlike the TEM, which produces images by passing electrons through a very thin specimen, a SEM provides images of a specimen above one nanometer by scanning the electron beam over the surface of the specimen. SEMs developed, manufactured and sold by the Company are used by a broad range of hospitals, pharmaceutical laboratories, university and government biological research centers, materials science laboratories, semiconductor research laboratories as well as in manufacturing processes of IC manufacturers. In addition to high magnification imaging, SEMs are used to gather other specimen information, such as elemental composition.

     The Company's XL-series of SEMs, introduced in 1990, has a user-friendly Windows- based interface. The Company believes the XL-series was the first SEM to implement this technology fully and its introduction allowed Philips' electron optics business to strengthen its position in the SEM market. The XL-series has been further improved through advancements in specimen handling capabilities and improved image resolution to satisfy a greater and more demanding range of applications.

     The following tables summarize key features of the Company's lines of TEMs and SEMs.

                                      TEMS
                                      ----

      Model             First Shipped                  Features
------------------------------------------------------------------------------------------
      EM208                 1996          200 kV TEM provides high contrast imaging
                                          and enhanced ease of use
------------------------------------------------------------------------------------------
      CM100                 1993          100 kV TEM, designed for life science
                                          applications, provides high contrast images,
                                          with flexible recording media, complete
                                          computerized documentation and specimen
                                          protection
------------------------------------------------------------------------------------------
      CM120                 1993          120 kV TEM combines ergonomic user
                                          interface for simple, secure operations, optimal
                                          optical performance and specimen protection
------------------------------------------------------------------------------------------
      CM120-                1995          CM120 with dedicated microscope for high
     Biotwin                              contrast imaging of life science specimens at
                                          liquid nitrogen temperatures
------------------------------------------------------------------------------------------
      CM120                 1997          CM120 BioTwin with energy filter and image
    Bio Filter                            processing software to enhance life science
                                          specimen protection
------------------------------------------------------------------------------------------
      CM200                 1993          200 kV TEM/STEM system, designed for
                                          materials science applications; provides ultra-
                                          high resolution to permit visualization and
                                          characterization of crystal structures,
                                          microstructures, composition, defects and
                                          interfaces at atomic level
------------------------------------------------------------------------------------------
      CM200                 1993          CM 200 with field emission source provides
       FEG                                ultra-high resolution in TEM/STEM imaging,
                                          diffracting microanalysis and scanning
------------------------------------------------------------------------------------------
      CM300                 1994          300 kV TEM with greater penetration and
                                          resolution capacity than CM 200
------------------------------------------------------------------------------------------
      CM300                 1994          CM 300 with field emission source provides
       FEG                                resolution to 1 angstrom level
------------------------------------------------------------------------------------------
       XL30                 1990          General purpose 50x50 millimeter stage SEM
------------------------------------------------------------------------------------------
      XL30S                 1997          XL30 with field emission source for
       FEG                                examination of uncoated specimens at low kV
                                          and high magnification
------------------------------------------------------------------------------------------

                                      SEMS
                                      ----

      Model             First Shipped                  Features
------------------------------------------------------------------------------------------
      XL30CP                1996          XL30 with controlled pressure, permitting
                                          specimen vacuum up to 3 torr
------------------------------------------------------------------------------------------
     XL30 TOP               1997          XL30 plug and play requiring "mains"
                                          connection only
------------------------------------------------------------------------------------------
       XL30                 1997          XL30 with secondary electron imaging at a
       ESEM                               wide range of accurately controlled high
                                          chamber pressures (20mBar or more), which
                                          reduces charge effects and prevents desiccation
                                          of wet specimens
------------------------------------------------------------------------------------------
       XL30                 1996          XL30 with field emission source and gaseous
       ESEM                               secondary electron detector system
       FEG
------------------------------------------------------------------------------------------
       XL40                 1991          General purpose 6 inch wafer SEM
------------------------------------------------------------------------------------------
     XL40 FEG               1993          XL40 with field emission source for
                                          examination of large samples, from
                                          semiconductors to advanced materials such as
                                          ceramics and coated metals, featuring flexible
                                          port configuration
------------------------------------------------------------------------------------------
      XL810                 1996          SEM with 8 inch stage, provides fully digital
                                          control and wafer navigation using the
                                          "Hexalens" electron column for high resolution
                                          imaging at low beam energies
------------------------------------------------------------------------------------------
      XL850               Expected        XL810 with robotic handling of wafer cassettes
                            1998          for defect review and wafer inspection in the
                                          fab
------------------------------------------------------------------------------------------

Emitters

     The Company is a world leader in ion and electron emitter research and manufacture. The Company manufactures both ion and electron emitters with a variety of technical features to meet the needs of its customers. Sales of emitters accounted for approximately 3% of the Company's net sales in 1997. The Company believes its emitters are characterized by a relatively long useful life and provide a mechanically stable, high brightness beam. The useful life of an emitter is limited by the natural loss of emitter material during the emission process and varies, depending on the type of emitter and customer use. The Company's current ion emitter has a source life of approximately 1,500 hours.

     The Company sells its electron emitters primarily to manufacturers of electron beam equipment and to scientific research facilities, as well as using them in its TEM, SEM and DualBeam systems. The Company sells its ion emitters primarily to research and scientific facilities and incorporates them in its ion focusing columns and FIB workstations. The prices of the Company's emitters generally range from $500 to $2,000. The Company also manufactures single crystal electron source rods and wire, which it sells to researchers and to emitter manufacturers for use in electron emitter fabrication and other research applications.

Focusing Columns

     The Company is a market leader in focusing column technology. The Company manufactures a variety of focusing columns, including single-lens electron columns and two-lens electron and ion columns that incorporate an electronically variable aperture. Sales of focusing columns to third party customers for 1997 on a pro forma combined basis were $9,748,000, or approximately 6% of net sales. The Company recently introduced for use in its FIB workstations a "Magnum" ion focusing column, which provides resolution within less than 0.007 microns (7 nanometers), and a high current density that provides improved milling performance while maintaining a resolution accuracy among the highest in the industry.

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

Research and Development

     The Company's research and development staff at December 31, 1997 consisted of 160 employees, including scientists, engineers, designer draftsmen and technicians. The Company also contracts with Philips Research Laboratories for basic research applicable to the Company's electron optics product line.

     The Company believes its knowledge of field emission technology and products incorporating focused ion beams is critical to its past and future performance in the focused charged particle beam business. In developing new field-emission based products, the Company has been able to combine its own experience since formation in 1971 with a number of outside resources. Drawing on these resources, the Company has developed a number of product innovations, including the enhanced etch process to remove metals, insulators and carbon-based materials quickly and accurately during ion milling and to heighten surface contrast for electron imaging, SIMSmap for visual display of chemical and elemental analysis, a rigid stacked disk focusing column for greater beam control, a process for deposition of insulating layers in IC modification and enhanced processes for wafer mapping and coordination between FIB tools and CAD navigational software.

     The PEO Operations, which the Company acquired in the Combination, introduced its first TEM in 1949 and has continued to be a leader in the design, manufacture and sale of TEMs and SEMs. The Company has recently developed 200 kV and 300kV TEMs, which can provide atomic resolution imaging for materials science applications, as well as 100kV TEMs with integrated atomic element mapping for life sciences applications. The Company's SEMs are user friendly, and have used a Windows-based user interface since 1990. The Company's latest SEMs incorporate its new electron column which provides extremely high image resolution at low voltages, and its environmental SEMs ("ESEMs") provide superior resolution at low vacuum pressure.

     From time to time the Company engages in joint research and development projects with certain of its customers and other parties. Electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Community research and development programs. In 1997 the Company received public funds under Dutch government and European Community-funded research and development programs, the most significant of which is the Micro-Electronics Development for European Applications ("MEDEA") program, which was established in 1997. The Company also maintains other informal collaborative relationships with universities and other research institutions and the Company works with several of its customers for evaluation of new products.

     The semiconductor manufacturing market and other markets into which the Company sells its principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has expended substantial amounts on research and development, and it generally intends to continue at or above its present level of research and development expenditures. Research and development expenses for 1997 were $15.4 million and on a pro forma combined basis would have been $16.4 million, or approximately 9.5% of net sales.

Manufacturing

     The Company has manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. The Company's FIB workstation manufacturing operations consist of fabricating components, testing components and subassemblies from Eindhoven and assembling and testing finished products. The Company's electron microscope manufacturing operations consist primarily of the assembly of electronic and mechanical modules and final assembly and testing of systems to meet customer specifications. Orders are executed using an integrated logistics automation system which controls the flow of goods. The Company also fabricates electron and ion source materials and manufactures electron and ion emitters and columns at its facilities in Oregon.

     The Company's production schedule for its systems products is generally based on a combination of sales forecasts and the receipt of specific customer orders. All components, subassemblies and finished products are inspected for compliance with Company and customer specifications. Following assembly, all products are shipped in custom protective packaging to prevent damage during shipment.

     Although many of the components and subassemblies included in the Company's system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Machinefabrieken B.V. (Philips Machine Shop), located in Eindhoven. The Company believes some of the components supplied to it are available to the suppliers only from single sources. Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company.

Sales and Marketing

     The Company's sales and marketing staff at December 31, 1997 consisted of approximately 140 employees, including direct salespersons, applications specialists and technical writers. Applications specialists identify and develop new applications for the Company's products, which the Company believes will further expand its FIB workstation and electron microscope markets.

     Products manufactured by the Company are sold in Canada, France, Germany, Italy, Japan, The Netherlands, the United Kingdom and the United States through wholly owned sales and service subsidiaries of the Company, and elsewhere in the world through Philips' affiliated agents/distributors and through independent agents/distributors.

     The Company's FIB workstations and columns are sold generally with a 12-month warranty, and warranty periods have typically been shorter for used workstations. The Company's FIB workstations are generally covered by service contracts after expiration of any warranty. The Company employs FIB workstation engineers in the United States, in Europe and in Southeast Asia. The Company also contracts with independent service representatives for FIB workstation service in Japan, Israel, South Korea, Taiwan and Singapore, and the Company expects to add additional service engineers in other locations as needed.

     The Company's electron optics products typically have a 12-month warranty and are generally covered by service contracts at the end of the warranty period. Service contracts are specific to customer requirements, but typically cover parts, materials and labor and include one routine maintenance per year. Due to a shift in sales towards the IC manufacturing market, which generally has higher demands for responsiveness and 24-hour support, the Company anticipates further increasing its investment in service and support activities for its electron microscope business.

     The Company uses sales-type leases to enhance the affordability of its FIB workstations. As of December 31, 1997, the Company had six lease contracts for FIB workstations, with an aggregate outstanding balance of approximately $1.7 million. The Company anticipates using third party leasing for future sales that require purchaser financing.

     International sales (defined as sales outside the United States) were 60% of net sales in 1997. International sales are expected to continue to represent a significant percentage of net sales for the Company.

     Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government-financed competition, changes in trade policies, tariff regulations and difficulties in obtaining export licenses. In addition, a substantial portion of the Company's international sales are denominated in currencies other than U.S. dollars. Consequently, a decrease in the value of a relevant foreign currency in relation to the U.S. dollar occurring after agreement on price and before receipt of payment would have an adverse impact on results of operations. The impact of future exchange rate fluctuations on the results of operations of the Company cannot be accurately predicted. The Company is establishing a hedging program for foreign currency exposure, but there is no assurance that any hedging techniques will eliminate the effects of currency fluctuations.

Backlog

     The Company's backlog consists of purchase orders it has received for products it expects to ship within the next nine months. The Company's backlog at December 31, 1997 was $53.0 million, compared with a pro forma combined backlog of $47.5 million at December 31, 1996. The Company expects to ship all products representing this backlog in 1998, although there is no assurance the Company will be able to do so.

     For sales of FIB workstations, advance or progress payments typically have not been received from customers unless the system ordered includes custom features. A significant portion of the Company's backlog consists of relatively high unit price products. As a result, the timing of the receipt of an order from a single customer could have a material impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Competition

     The markets for sale of FIB workstations, electron microscopes and related components, are highly competitive. The Company's principal competitors for the sale of FIB workstations are Seiko Instruments Inc., Schlumberger Technologies (ATE Division), Micrion Corporation,

JEOL USA, Inc. and Hitachi, Ltd. The Company's principal competitors for the sale of electron microscopes are JEOL, Ltd., Hitachi, Ltd., Amray Inc. and LEO Electron Microscopy, Inc. A number of the Company's competitors and potential competitors may have greater financial, marketing and production resources than the Company. Additionally, these markets are rapidly changing, and one or more of the Company's competitors might achieve a technological advance that would put the Company at a competitive disadvantage.

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

     The Company believes the key competitive factors in the emitter market are emitter life, brightness, stability, ease of use and price. The Company believes it competes favorably with respect to each of these factors. Although the Company has relatively few competitors in the manufacture and sale of specialized electron beam and ion beam focusing columns, many of the Company's customers, including certain manufacturers of electron microscopes, have the technical and other resources to manufacture focusing columns. The Company believes other key competitive factors in the focusing column business are beam performance, packaging and reliability. The Company believes it competes favorably with respect to each of these factors in the focusing column market.

     In each of the Company's markets, there are few barriers to entry. Given the fact that these markets are in the developmental stage, there is no assurance that other companies, including but not limited to certain of the Company's customers, will not enter one or more of these markets in the future.

Patents and Intellectual Property

     The Company relies on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect its proprietary rights. There is no assurance, however, that any of these intellectual property rights will have commercial value or will be sufficiently broad to protect the aspect of the Company's technology to which the patents relate or that competitors will not design around the patents. The Company has nine U.S. patents and one patent application pending relating to its FIB workstation business. All of the patents used by the Company relating to its electron microscope products are licensed from Philips and its affiliates. The Company also has access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide.

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

     Several of the Company's competitors hold patents covering a variety of focused ion beam products and applications and methods of use of focused ion and electron beam products. Some of the Company's customers may use the Company's FIB workstations for applications that are similar to those covered by these patents. From time to time the Company and its customers have received correspondence from competitors of the Company claiming that certain of the Company's products, as used by its customers, may be infringing one or more of these patents. Other than as described below under "Item 3 - Legal Proceedings," none of these allegations has resulted in litigation. The Company believes it has credible arguments that these patents are either invalid, not infringed or would not be enforced by a court.

     The Company is aware of a patent held by Micrion Corporation ("Micrion") which, if valid, could be infringed by the sale of the Company's ion focusing columns, whether sold separately or as part of the Company's FIB workstations. The patent relates to the use of certain materials in the construction of parts of an ion focusing column. The Company believes, however, that if infringement were alleged, the patent would either be construed narrowly so as not to cover products sold by the Company or their use or would be invalid based upon prior art references which the Company believes anticipate or render obvious those claims and based upon sales by the Company of focusing columns that incorporated the patented technology more than one year prior to the patent application date. The Company has not received any allegation of infringement or any other formal communication from Micrion with respect to this patent. The Company believes the ion focusing columns manufactured by all of its other competitors also use technology that could infringe the patent if valid. To the Company's knowledge, no other focusing column manufacturer has received any allegation of infringement with respect to this patent.

     There is no assurance that competitors or others will not assert infringement claims against the Company or its customers in the future with respect to current or future products or uses or that any such assertion may not result in costly litigation or require the Company to obtain a license to intellectual property rights of others. There is no assurance that such licenses will be available on satisfactory terms or at all. If claims of infringement are asserted against customers of the Company, those customers may seek indemnification from the Company for damages or expenses they incur. As the number and sophistication of focused ion and electron beam products in the industry increase through the continued introduction of new products by the Company and others, and the functionality of these products further overlaps, manufacturers and users of ion and electron beam products may become increasingly subject to infringement claims.

Employees

     At December 31, 1997, the Company had approximately 940 full-time employees worldwide, including approximately 330 in manufacturing, approximately 160 in research and development, approximately 140 in marketing and sales, approximately 50 in finance, accounting and information services, approximately 225 in customer service and approximately 35 in administration. Many of the approximately 575 employees of the Company employed outside the U.S. participate in collective labor agreements. None of the Company's U.S. employees are represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and one of its manufacturing and research and development facilities are located in four adjacent buildings located in Hillsboro, Oregon. The first consists of approximately 43,950 square feet of leased space used for research and development and administrative activities. The initial term of the lease expires January 31, 2004, with an option to renew for two successive five-year periods. Lease payments are approximately $28,500 per month until January 1999 and $33,000 per month for the remaining period of the initial term of the lease, plus, for each period, an additional amount comprised primarily of the Company's proportionate share of certain building operating expenses.

     The second facility consists of a 34,700 square feet building used for the Company's components business. Lease payments on this facility, which the Company has occupied since June 1996, are approximately $27,000 per month for the first five years of the lease and $30,700 per month thereafter until March 31, 2003, when the lease expires, plus certain building operating expenses. The third facility consists of 28,750 square feet of leased space and is used for manufacturing FIB workstations. Lease payments on this facility are $23,288 per month for the first five years and $26,306 thereafter until March 31, 2003, when the lease expires, plus certain building operating expenses. The fourth facility consists of 10,249 square feet of leased space and is used for administrative functions. Lease payments on this facility are $8,302 per month through May 31, 2001 and $9,377 per month thereafter until April 30, 2003, when the lease expires, plus certain building operating expenses.

     The Company operates 11 sales and service offices located in leased facilities in Canada, France, Germany, Italy, Japan, South Korea, The Netherlands, the United Kingdom and the United States.

     The Company also maintains an administrative and manufacturing facility in Eindhoven, The Netherlands, consisting of approximately 17,000 square meters of space leased by the Company for a ten-year term commencing February 1997. The lease payment for the first year was $850,000, and, assuming a constant currency exchange rate of NLG2.02 per U.S. dollar, will be approximately $1,258,000 in years two through ten under the lease. The Company also maintains leased manufacturing facilities in Brno, Czech Republic.

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

     The Company initiated a proceeding with the American Arbitration Association seeking to arbitrate Micrion's non-patent claims. In response to motions filed by the Company in the Court and the U.S. District Court for the District of Oregon, Micrion was ordered to arbitrate these matters in Oregon, and the Court action has been stayed with respect to these matters. The Company filed an answer and counterclaim in the Court, asserting that the patent is not infringed and is invalid. In May 1996 the parties dismissed the Court action and the arbitration, each without prejudice. Either Micrion or the Company may re-initiate either the Court action or the arbitration.

     In 1997 both Micrion and the Company initiated procedures to have the United States Patent and Trademark Office (the "PTO") reexamine the validity of the Micrion patent. The PTO ordered that the patent be reexamined, and the reexamination proceeding is pending. The PTO has so far rejected all the claims that it has reexamined, and Micrion may attempt to overcome these rejections by argument or by amending its claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.
                                       15

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of March 1, 1998.

           Name                   Age              Position
------------------------------    ---      -------------------------------------

Dr. Lynwood W. Swanson........    63       Chairman of the Board of Directors
                                           and Chief Scientist

William A. Whitward...........    59       President, Chief Executive Officer
                                           and Director

William G. Langley............    48       Executive Vice President, Chief
                                           Financial Officer, Secretary and
                                           Director

Karel D. van der Mast.........    49       Executive Vice President,
                                           Marketing,
                                           Technical Officer and Director

Robert H.J. Fastenau..........    45       Senior Vice President, Research and
                                           Development

Charles F. Lake...............    49       Senior Vice President,
Manufacturing

Joseph C. Robinson............    45       Senior Vice President, Sales
                                           (Semiconductor)

Bernd W.M. Volbert............    44       Senior Vice President, Sales
                                           (Analytical)

Jim D. Higgs..................    47       Senior Vice President, Human
                                           Resources

Mark V. Allred................    39       Controller and Assistant Treasurer

Michel G. van Woesik..........    32       Treasurer and Assistant Secretary

     Dr. Lynwood W. Swanson co-founded the Company in 1971 and has served as a director since that time. He served as President of the Company until October 1994, at which time he was elected Chairman of the Board. Dr. Swanson was appointed Chief Scientist in May 1990 and served as Chief Executive Officer of the Company from May 1988 to February 1997. Dr. wanson has been a member of the board of trustees of the Murdock Charitable Trust since 1987 and is an Adjunct Professor of Applied Physics at the Oregon Graduate Institute.

Dr. Swanson holds B.S. degrees in physics and chemistry from University of the Pacific and a Ph.D. degree in physical chemistry from University of California at Davis.

     William A. Whitward joined the Company as President, Chief Executive Officer and director in February 1997. Mr. Whitward served as the General Manager of Philips Electron Optics B.V. from June 1993 to February 1997. He joined Philips Electron Optics B.V. after 14 years as General Manager of a former affiliate of Philips, its Test & Measurement unit, which produced oscilloscopes, voltmeters and similar equipment. Mr. Whitward holds a bachelor's degree in engineering from Natal University, South Africa.

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

     Robert H.J. Fastenau joined the Company as Senior Vice President Research and Development in February 1997. Dr. Fastenau joined Philips Electron Optics B.V. in October 1995 as Research and Development Manager. He was department head of a research group in materials science and devices in Philips Research from 1989 to 1995 after a one year research assignment with Signetics Co. and after serving as the department head of the microfabrication group in Philips Research. Dr. Fastenau holds an Engineers degree and a Ph.D degree in physics from the Technical University of Delft.

     Charles F. Lake joined the Company as Manufacturing Manager in January 1990, served as Vice President of Manufacturing from July 1991 to February 1997 and was appointed Senior Vice President Manufacturing in February 1997. From February 1982 to January 1990 Mr. Lake was employed by Tektronix, Inc., a manufacturer and distributor of test and analysis equipment and components, most recently as a Manufacturing Manager. Mr. Lake holds a B.S.

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

     Jim D. Higgs joined the Company as Senior Vice President, Human Resources in November 1997. From January 1996 through October 1997 he was Oregon Site Management Director of Synopsys, Inc. ("Synopsys") and from October 1990 through December 1995 he was Vice President, Human Resources of Logic Modeling Corporation, a software company acquired by Synopsys in 1994. Before 1990 he was Vice President, Human Resources at BiiN (an Intel/Siemens joint venture) and held various senior human resource management positions during 14 years at Intel Corporation. Mr. Higgs holds two B.S. degrees from the University of Oregon: one in Business and Personnel Management and the other in Physics and Psychology.

     Mark V. Allred joined the Company as Controller in December 1997. From November 1996 to November 1997 Mr. Allred was Controller for Epitope, Inc., a biotechnology company. From May 1982 to November 1996 Mr. Allred was employed by Deloitte & Touche LLP, most recently as Senior Audit Manager. Mr. Allred holds a B.S. degree in Accounting from Portland State University and an M.B.A. degree from the University of Minnesota. Mr. Allred is a certified public accountant.

     Michel G. van Woesik joined the Company as Treasurer in December 1997. From August 1995 to November 1997, Mr. van Woesik was Treasurer and Controller for PIE and from 1990 to August 1995 he held various financial management positions in the Finance department of Philips. Mr. van Woesik holds a degree in business economics from the Catholic University of Brabant.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FEIC." The following table sets forth, for the periods indicated, the highest and lowest closing sales price for the Common Stock, as reported by the Nasdaq National Market.

                                       High                Low
                                    -------          ---------
L
1996

First Quarter                       $13              $10 1/4
Second Quarter                       19 5/8           10 1/4
Third Quarter                        13 3/4            6 1/2
Fourth Quarter                       13                8 13/16

1997

First Quarter                        14 1/4            7 3/8
Second Quarter                       15 1/4            6 3/4
Third Quarter                        21 1/4           14 14
Fourth Quarter                       24               12


     As of March 26, 1998 there were approximately 83 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data presented below for each of the years in the three-year period ended December 31, 1997 and the selected consolidated balance sheet data presented below as of December 31, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 1994 and 1993 and the selected consolidated balance sheet data as of December 31, 1995 and 1994 have been derived from audited financial statements of the Company not included herein. The selected consolidated balance sheet data as of December 31, 1993 have been derived from unaudited financial statements of the Company not included herein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

     The selected consolidated financial data for, and as of the end of, the years ended December 31, 1993, 1994, 1995 and 1996 reflect the PEO Operations on a stand-alone basis. The selected consolidated financial data for, and as of the end of, the year ended December 31, 1997 reflect the PEO Operations from January 1, 1997 to February 20, 1997 and the combined FEI and PEO Operations from February 21, 1997 to December 31, 1997.

                                                                Year Ended December 31,
                                           ----------------------------------------------------------------
                                                                                                  (Combined
                                                             (PEO Operations)                      Company)
                                           ---------------------------------------------------    ---------
                                               1993          1994          1995           1996         1997
                                           --------      --------      --------       --------     --------
                                                        (in thousands, except per share data)
Statement of Operations Data:

Net sales                                  $ 71,631      $ 84,169      $109,117       $112,384      168,796
Cost of Sales                                48,563        52,932        72,686         79,065      106,629
                                           --------      --------      --------       --------     --------
Gross profit                                 23,068        31,327        36,431         33,319       62,167
Total operating expenses                     19,123        21,764        28,886         32,632       95,040
                                           --------      --------      --------       --------     --------
Income (loss) from operations                 3,945         9,473         7,545            687      (32,873)
                                           --------      --------      --------       --------     --------
Other income (expense)                           --            --         1,700             --         (622)
                                           --------      --------      --------       --------     --------
Income (loss) before taxes                    3,945         9,473         9,245            687      (33,495)
Tax expense                                   1,519         3,580         3,317            740        3,107
                                           --------      --------      --------       --------     --------
Net income (loss)                          $  2,426      $  5,893      $  5,928       $    (53)    $(36,602)
                                           ========      ========      ========       ========     ========
Net income (loss) per share (1)                 .25           .61           .61           (.01)      (2.19)

Shares used in per share                      9,729         9,729         9,729          9,729       16,677
  calculation(1)

                                                                       December 31,
                                          ------------------------------------------------------------------------
                                                                                                         (Combined
                                                             (PEO Operations)                             Company)
                                          -------------------------------------------------------------  ---------
                                              1993            1994            1995            1996            1997
                                          --------        --------        --------        --------       ---------
                                                                      (in thousands)
Balance Sheet Data:
Cash and cash equivalents                       --              --              --              --       $  16,394
Working capital                                (2)        $ 12,847        $ 23,844        $ 31,113          63,895
Equipment                                      (2)           5,189           6,039           5,570          19,246
Total assets                              $ 36,469          45,748          60,742          71,824         183,022
Line of credit borrowings                       --              --              --              --          17,844
Shareholders'equity                            (2)        $ 20,090        $ 32,551        $ 43,070       $ 105,688

     ___________________

(1) Earnings per share have been calculated assuming the shares of the Company issued to PIE in the Combination were outstanding for the PEO Operations and the combined Company for all periods presented and assuming the shares of the Company outstanding prior to the Combination were issued as of the closing date of the Combination. See Notes 2 and 12 of Notes to Consolidated Financial Statements.
(2)  Information not readily available.

ITEM 7.   MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

     FEI Company is a leader in the design, manufacture and sale of products based on charged particle beam technology. On February 21, 1997 the Company completed a combination transaction (the "Combination") with the electron optics business of Philips Industrial Electronics International B.V. ("PIE"), a wholly owned subsidiary of Philips Electronics N.V. ("Philips"). Pursuant to the Combination, the Company acquired shares of two Philips' subsidiaries owning substantially all of the assets and liabilities of Philips' electron optics business (the "PEO Operations"), and the Company issued to PIE 9,728,807 shares of its Common Stock equal, after issuance, to 55 percent of the outstanding shares of Common Stock of the Company. Because PIE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Company, the Combination was treated as a "reverse acquisition" for accounting and financial reporting purposes whereby purchase accounting was applied to the financial statements of Pre-Combination FEI. The results of operations of Pre-Combination FEI are excluded from the consolidated financial statements prior to February 21, 1997. The financial statements for 1996 and earlier periods represent the results of only the PEO Operations.

     In February 1996 the Company acquired Delmi S.r.o., a Czech Republic company ("PEO Brno"), with headquarters in Brno, Czech Republic for $400,000. PEO Brno's results of operations are included in the consolidated financial statements of the Company for periods after January 1996. In July 1996 the Company acquired substantially all of the assets of ElectroScan Corporation, a Massachusetts corporation ("ElectroScan"), for $2.8 million. ElectroScan"s results of operations are included in the Company"s consolidated financial statements for periods after June 1996.

     The Company's products include focused ion beam ("FIB") workstations, transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs") and components of these products. The Company"s FIB workstations are sold primarily to manufacturers of integrated circuits ("ICs") and are used in the design, failure analysis and process monitoring of ICs. The Company's electron microscope products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to IC manufacturers.

Results of Operations

     The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                                          Year Ended
                                                                          December 31,
                                                           ------------------------------------------
                                                                                            (Combined
                                                                (PEO Operations)             Company)
                                                           ------------------------         ---------
                                                              1995             1996              1997
                                                           -------          -------         ---------
Net sales
       FIB workstations..................................      --               --             28.9%
       Electron microscopes..............................    81.0%            79.0%            49.9
       Components........................................      --               --              6.7
       Service...........................................    19.0             21.0             14.5
         Total net sales.................................   100.0            100.0            100.0
       Cost of sales.....................................    66.6             70.4             63.2
       Gross profit......................................    33.4             29.6             36.8
       Total operating expenses..........................    26.5             29.0             56.3
       Operating income (loss)...........................     6.9              0.6            (19.5)
       Other income (expense)............................     1.5               --            ( 0.3)
       Income (loss) before taxes........................     8.4              0.6            (19.8)
       Income tax expense................................     3.0              0.6              1.8
       Net income (loss).................................     5.4%             0.0%           (21.7)%

____________________

Years ended December 31, 1997 and 1996 (1997 Combined Company Operations Compared to 1996 PEO Operations)

Net Sales. Net sales for the year ended December 31, 1997 increased $56.4 million (50.2%) compared to the year ended December 31, 1996. The increase in sales is primarily attributable to the fact that the 1997 period includes net sales of the combined company, and the 1996 period includes net sales of the PEO Operations only. Pre-Combination FEI contributed approximately $64.9 million in revenue for the period from the closing of the Combination on February 21, 1997 ("Closing") to December 31, 1997. Sales of electron microscopes decreased $4.6 million for the year ended December 31, 1997 compared to the 1996 period as reported. However, a portion of the Company's sales are eliminated in consolidation for the period subsequent to the Combination. Before eliminations for intercompany sales, electron microscope sales increased approximately
$9.8 million from 1996 to 1997.

Sales outside the U.S. for the combined company accounted for 60% of sales for the year ended December 31, 1997 and 75% for the PEO Operations for the year ended December 31, 1996. The decrease in percentage of international sales reflects the historically lower percentage of pre-

Combination FEI sales made outside the United States. The Company expects that sales outside the U.S. will continue to represent a significant percentage of its net sales.

Gross Profit. Gross profit for the year ended December 31, 1997 increased $28.8 million (86.6%) compared to the year ended December 31, 1996. Gross profit as a percentage of sales for the year ended December 31, 1997, increased to 36.8% from 29.6% for 1996, primarily due to changes in product mix and a lower percentage of total sales attributed to the service business. These increases in gross margin were partially offset by purchase accounting adjustments that "stepped up" the basis in inventory of Pre-Combination FEI at the date of the Combination and obsolescence charges related to certain discontinued parts.

Research and Development. Research and development expense increased $4.5 million (41.3%) for the year ended December 31, 1997, compared to the year ended December 31, 1996. This increase primarily reflects the fact that research and development costs for the 1996 period were those of the PEO Operations only, and the 1997 period costs are those of the combined company. Research and development costs of Pre-Combination FEI were $5.4 million for the period from the Combination through December 31, 1997.

As a percentage of sales, research and development expense was 9.1% for the year ended December 31, 1997 compared to 9.7% for the year ended December 31, 1996. This comparative decrease as a percentage of sales during 1997 was the result of increased sales volume, and the averaging effect which resulted from combining the historically lower percentage research and development expense of Pre-Combination FEI and the historically higher percentage research and development expense of the PEO Operations.

General, Selling and Administrative. General, selling and administrative expenses for the year ended December 31, 1997 increased $15.3 million (70.3%) compared to the year ended December 31, 1996. This increase primarily reflects the fact that the 1997 period included the operations of the combined Company, and the 1996 period included the operations of only the PEO Operations.

General, selling and administrative expenses incurred by Pre-Combination FEI were $12.7 million for the period from the Combination through December 31, 1997. General, selling and administrative expenses as a percentage of sales were 21.9% and 19.3% for the years ended December 31, 1997 and December 31, 1996, respectively. The increase in these expenses as a percentage of sales in 1997 compared to 1996 resulted primarily from the higher costs incurred as a separate publicly reporting entity compared to the PEO Operations expenses as a business unit within Philips.

Amortization of Intangibles. Purchase accounting for the Combination as of February 21, 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that is being amortized over a 15-year period.

Purchased In-Process Research and Development. Purchase accounting for the Combination as of February 21, 1997 resulted in the recognition of an intangible asset in the amount of $38.0 million representing the estimated fair value of in-process research and development at Pre- Combination FEI. This intangible asset was written off with a charge to earnings immediately following the Combination in keeping with the Company's policy to expense all research and development costs as they are incurred.

Restructuring and Reorganization Costs. In March 1997 a charge to earnings of $2.5 million was recognized in connection with the Company' plan to move manufacturing of certain products from Massachusetts to Eindhoven, The Netherlands. The charge included $1.5 million for the write-off of goodwill related to the Company's 1996 acquisition of ElectroScan along with estimated severance costs for certain ElectroScan employees and other related costs.

Other Income (Expense). Prior to the date of the Combination, the PEO Operations participated in Philips' centralized cash management program and therefore earned no interest income and incurred no interest expense. Interest income for the year ended December 31, 1997 represents interest earned on the investment of excess cash. Interest expense for the year ended December 31, 1997 represents interest incurred on borrowings under the Company's line of credit bank facility and on borrowings from Philips.

Income Tax Expense. The effective income tax rate was (9%) and 108% for the year ended December 31, 1997 and December 31, 1996, respectively. The Company did not record a tax benefit for the year ended December 31, 1997, primarily because the $38.0 million of purchased in-process research and development costs written off immediately subsequent to the Closing were non-deductible for income tax purposes. The Company's tax rates generally vary from the U.S. federal statutory tax rate of 34% primarily as a result of state and foreign taxes and the amortization of intangible assets.

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

Years ended December 31, 1996 and 1995 (1996 PEO Operations Compared to 1995 PEO Operations)

Net Sales. Net sales of the PEO Operations consisted of revenues from sales of electron microscope equipment and platforms and related customer service activities. Net sales for the year ended December 31, 1996 increased $3.3 million (3.0%) compared to the year ended December 31, 1995.

Gross Profit. Gross profit for the year ended December 31, 1996 declined by $3.1 million (8.5%) compared to the year ended December 31, 1995. Gross profit as a percentage of sales for the year ended December 31, 1996 decreased to 29.6% from 33.4% for 1995. This decrease was primarily attributable to a provision for inventory obsolescence of $1.2 million, additional costs incurred in rescheduling the production process as a result of a decline in sales due to lower than planned demand from the semiconductor market and intense price competition on sales in certain geographic areas, such as Asia.

Research and Development. Research and development expenses increased by $1.8 million (19.9%) for the year ended December 31, 1996 compared to the year ended December 31, 1995. This increase was the result of additional expenditures for the PEO Operations' ongoing research program in SEM technology and research and development activities conducted at ElectroScan and PEO Brno, each of which were acquired in 1996.

General, Selling and Administrative Expenses. General, selling and administrative expenses for the PEO Operations represented the costs of sales departments and the allocated costs of general management and administration in the countries where the PEO Operations had sales offices, the costs of general management and administration at the production facilities and the allocated portion of Philips' corporate costs. General, selling and administrative expenses increased by $1.9 million (9.8%) for the year ended December 31, 1996 compared to the year ended December 31, 1995. This increase is attributable to greater expenditures to develop the market share of the PEO Operations in the U.S. and Asia, and to higher levels of expenditures to develop sales of Environmental SEM products.

Other Income and Expenses. In January 1995 the PEO Operations realized other income of $1.7 million from a single transaction involving the sale of technology licensing rights in the U.S.

Income Taxes. The PEO Operations were included in the consolidated income tax return of Philips for each country where the PEO Operations had operations. The PEO Operations accounted for income taxes using the statutory percentage over income from operations per country as if the PEO Operations were an independent entity.

Liquidity and Capital Resources

     The following table presents a summary of the Company's cash flows for each of 1995, 1996 and 1997.

                                                                         Year Ended
                                                                         December 31,
                                                          ---------------------------------------
                                                                                         Combined
                                                                 PEO Operations           Company
                                                          ------------------------       --------
                                                               1995           1996           1997
                                                          ---------      ---------       --------
                                                                      (in thousands)

Net cash provided by (used in) operating activities.......$  (2,518)     $ (11,072)      $  4,781
Net cash used in investing activities.....................   (2,351)        (3,981)        (7,407)
Net cash provided by financing activities.................    4,869         15,053         18,444
Foreign currency translation adjustment...................      ---            ---            576
                                                          ---------      ---------       --------
Net increase in cash and cash equivalents ................$     ---      $     ---       $ 16,394
                                                          =========      =========       ========

     At December 31, 1997, the Company had total cash and cash equivalents of $16.4 million, compared to zero at December 31, 1996 and 1995. Before the Combination cash for the PEO Operations was maintained in a Philips intercompany account under Philips' centralized cash management program, pursuant to which cash receipts were remitted to Philips and cash disbursements were funded by Philips, with Philips retaining any excess cash. Specifically, cash inflows and outflows were credited and debited to division equity, which served as an intercompany receivable account.

     Net cash provided by operating activities was $4.8 million in 1997 compared to net cash used by operating activities of $11.1 million in 1996 and $2.5 million in 1995. The primary factor causing the increase in 1997 was improved operating results, after excluding the impact of non-cash charges for the write-off of purchased in-process research and development and the amortization of intangibles resulting from the Combination. The primary factors causing cash used in operating activities to increase in 1996 from 1995 were the change in net income (loss), the increase in other assets, and the comparative net change in accounts payable.

     Investing activities for 1997 used net cash of $7.4 million, compared with net cash used by the PEO Operations of $4.0 million and $2.4 million for 1996 and 1995, respectively. In 1996 the PEO Operations used $3.2 million to acquire ElectroScan and PEO Brno. In 1995, the PEO Operations used $2.4 million to acquire equipment. The Company expects to continue to invest in property, plant and equipment needed for future business requirements, including expanding manufacturing capacity.

     Financing activities provided net cash of $18.4 million for the combined Company for 1997 and $15.1 million and $4.9 million for the PEO Operations for 1996 and 1995, respectively. The 1997 amount included $8.0 million of cash contributed to the PEO Operations as part of the Combination transaction. At December 31, 1997, approximately $17.8 million was outstanding under the Company' $25 million bank operating line of credit and approximately $7.2 million was available to be borrowed under the line of credit. This line of credit is secured by accounts receivable and inventory, bears interest at an annual rate equal (at the Company' option) to (i) the bank's basic commercial lending rate (8.5% at December 31,

1997) or (ii) LIBOR plus 2.0%, and expires on July 31, 1999. The Company may borrow up to the lesser of (i) $25 million and (ii) an amount equal to the sum of 80% of eligible accounts receivable and 30% of eligible inventory (excluding work in process). Under the terms of the line of credit, the Company must maintain a current ratio of not less than 2.0, a minimum tangible net worth of not less than $70 million and a senior debt to tangible net worth ratio of not more than 0.5, each measured at the end of each calendar quarter.

     The Company believes its cash equivalents, investments and borrowings available under its line of credit will be sufficient to fund operations during the near term. The Company, however, expects to continue to need cash to fund growth and business expansion. The Company expects to be required to seek credit arrangements with commercial banks and other institutional lenders, other than the existing line of credit now maintained by the Company, or from other sources of equity or debt financing. There is no assurance that any such financing will be available on terms that are favorable to the Company.

Year 2000 Computer System Impact

     The Company has analyzed the impact of the Year 2000 issue on its information systems and believes its enterprise management information system addresses the Year 2000 issues on all core Company business systems. Accordingly, the Company expects the Year 2000 issue will not have a material financial impact on the Company. The Company has other ancillary systems, however, that may require modification to address the Year 2000 issue, and the Company continues to evaluate its information systems in connection with the Year 2000 issue. The Company has not thoroughly analyzed the impact of other parties' computer system failures, but the Company believes costs incurred in responding to other parties' Year 2000 computer system failures, together with the cost of any required modifications to the Company's ancillary systems, will not have a material impact on the Company's results of operations or financial condition.

Quarterly Results of Operations

     The following table presents certain unaudited financial data for each of the eight quarters in 1996 and 1997. In the opinion of management of the Company, this information has been prepared on the same basis as the audited consolidated financial information appearing elsewhere in this Report and includes all adjustments, consisting only of normal recurring adjustments (except for the adjustments described in the following paragraph), necessary for a fair presentation of the financial position and results of operations for these periods. The operating results for any quarter are not necessarily indicative of results for any future period.

     The results for the three months ended March 31, 1997 include the following non- recurring adjustments: (i) writeoff of purchased in-process research and development costs totaling $38.0 million recognized in the Combination; (ii) restructuring and reorganization costs totaling $2.5 million in connection with the Company's decision to transfer certain manufacturing processes from Massachusetts to Eindhoven, The Netherlands; and (iii) writeoff of capitalized software costs totaling $1.6 million included in research and development expenses.

     The unaudited financial data for each of the quarters in 1996 reflect the PEO Operations on a stand-alone basis. The unaudited financial data for the first quarter in 1997 reflect the PEO Operations from January 1, 1997 to February 20, 1997 and the combined FEI and PEO Operations from February 21, 1997 to March 30, 1997. The unaudited financial data for each of the remaining quarters in 1997 reflect the combined FEI and PEO Operations.

                                                           1996                                             1997
                                        ------------------------------------------     --------------------------------------------
                                                     (PEO Operations)                                 (Combined Company)
                                        ------------------------------------------     --------------------------------------------
                                        March 31    June 30    Sept. 29   Dec. 31      March 30       June 29   Sept. 28    Dec. 31
                                        --------    -------    --------   --------     --------      --------   --------   --------
                                                                   (in thousands, except per share data)
Net sales .....................         $ 17,593   $ 26,159   $  27,307   $ 41,325     $  32,067     $ 43,958   $ 39,036   $ 53,735
Cost of sales..................           11,752     17,909      21,777     27,627        23,267       25,909     22,412     35,041
                                        --------   --------   ---------   --------     ---------     --------   --------   --------
Gross profit...................            5,841      8,250       5,530     13,698         8,800       18,049     16,624     18,694
Total operating expenses.......            6,530      7,381       8,009     10,712        55,561       14,241     12,772     12,466
                                        --------   --------   ---------   --------     ---------     --------   --------   --------
Operating income (loss)........            (689)        869      (2,479)     2,986       (46,761)       3,808      3,852      6,228
Other income (expense).........               --                                            (197)         (83)       231      (573)
                                                         --          --        --
Income (loss) before taxes.....            (689)        869      (2,479)     2,986       (46,958)       3,725      4,083      5,655
Tax expense (benefit)..........            (144)        181        (517)     1,220        (1,827)       1,490      1,634      1,810
                                        -------     -------   ---------   --------     ---------     --------   --------   --------
Net income (loss)..............         $  (545)   $    688   $  (1,962)  $  1,766     $ (45,131)    $  2,235   $  2,449   $  3,845
                                        =======    ========   =========   ========     =========     ========   ========   ========
Net income (loss) per share;
basic.........................          $  (0.06)  $   0.07   $   (0.20)  $   0.18     $   (3.46)    $   0.13   $   0.14   $   0.21
Net income (loss) per share;
diluted ......................          $  (0.06)  $   0.07   $   (0.20)  $   0.18     $   (3.46)    $   0.12   $   0.13   $   0.20
Shares used in per share
calculation; basic............             9,729      9,729       9,729      9,729        13,037       17,704     17,890     18,077
Shares used in per share
calculation; diluted .........             9,729      9,729       9,729      9,729        13,037       18,372     19,586     19,686

     The Company has restated its results of operations for the quarter ended March 31, 1997 from the results of operations previously reported on Form 10-Q/A as follows:

                                            As
                                       Reported in
                                         the Form
                                        10-Q/A for
                                       the Quarter
                                          Ended
                                        March 30,                        As Reported
                                           1997         Adjustment         Herein
Net sales .....................           $  32,067                      $  32,067
Cost of Sales .................              24,957      $ (1,690)          23,267
Gross profit ..................               7,110                          8,800
Total operating expenses ......              52,448         3,113           55,561
Income (loss) from operations .             (45,358)        1,423          (46,761)
Other income (expense) ........                (197)           --             (197)
Income (loss) before taxes ....             (45,535)        1,423          (46,958)
Tax expense ...................              (1,300)          527           (1,827)
Net income (loss) .............           $ (44,235)     $    896        $ (45,131)

Net income (loss) per share;
  basic and diluted ...........           $   (3.59)         (.07)           (3.46)
Shares used in per share
  calculation; basic and
  diluted......................              13,037            --           13,037

The restatement was primarily the result of the Company evaluating its capitalized software development costs and determining that the impairment of value was an event that occurred in the quarter ended March 31, 1997.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future. Fluctuations in operating results may be caused by a variety of factors, including the relatively high unit cost of the Company's FIB workstations and electron microscopes, competitive pricing pressure, conditions in the semiconductor industry, the timing of orders from major customers and new product introductions, customer cancellation or delay of shipments, long sales cycles, changes in the mix of products sold and the proportion of domestic and international sales, specific feature requests by customers, product delays and currency exchange rate fluctuations. The Company will continue to derive a substantial portion of its revenues from the sale of a relatively small number of FIB workstations and electron microscopes. As a result, the timing of revenue recognition from a single order could have a significant impact on the Company's net sales and operating results for a reporting period.

     A substantial portion of the Company's net sales have generally been realized near the end of each quarter and sales of electron microscopes by the PEO Operations to government-funded customers have generally been significantly higher in the fourth quarter. Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition and results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are included on pages F-1 to F-25 of this Report. No supplementary data is required in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed or to be filed no later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be included under "ecurity Ownership of Certain Beneficial Owners and Management"in the Company' definitive proxy statement for its 1998 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management will be included under "ertain Transactions"in the Company' definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                     PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)(1)       Financial Statements                            Page in this Report

             Independent Auditors' Reports                                F-1

             Consolidated Balance Sheets at December 31, 1996
             and 1997                                                     F-3

             Consolidated Statements of Operations for the Years
             Ended December 31, 1995, 1996 and 1997                       F-4

             Consolidated Statements of Shareholders' Equity for
             the Years Ended December 31, 1995, 1996 and 1997             F-5

             Consolidated Statement of Cash Flows for the Years
             Ended December 31, 1995, 1996 and 1997                       F-6

             Notes to Consolidated Financial Statements                   F-7

(a)(2)       Financial Statement Schedules

             None

(a)(3)       Exhibits

 ****2.1 Combination Agreement, dated November 15, 1996, as amended, between the Registrant and Philips Industrial Electronics International B.V.

 ****3.1     Second Amended and Restated Articles of Incorporation, as amended

 ****3.2     Restated Bylaws

4.1          See Articles III and IV of Exhibit 3.1 and Articles I and VI of
             Exhibit 3.2

+*10.1       1984 Stock Incentive Plan

+****10.2    1995 Stock Incentive Plan, as amended

+**10.3      1995 Supplemental Stock Incentive Plan

+*10.4       Form of Incentive Stock Option Agreement

+*10.5       Form of Nonstatutory Stock Option Agreement

*10.6 Lease, dated as of November 20, 1992, between the Registrant and Capital Consultants, Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter Industry Pension Fund

****10.7 Lease, dated January 11, 1996, between the Registrant and Pacific Realty Associates, L.P.

****10.8 Lease, dated June 6, 1996, between the Registrant and Pacific Realty Associates, L.P.

#*10.9 Agreement, dated February 9, 1994, between the Registrant and Philips Electron Optics B.V.

10.10 Lease, dated November 25, 1997, between the Registrant and Pacific Realty Associates, L.P.

*****10.11   Lease Agreement, dated October 27, 1997, between Philips Industrial
             Electronix International B.V. as lessor and Philips Electron Optics
             B.V., a wholly owned indirect subsidiary of the Registrant, as lessee, including a guarantee by the Registrant of the lessee's obligations thereunder.

*****10.12   Employment Agreement, dated July 1, 1997, between the Registrant and William G. Langley

*****10.13   Employment Agreement, dated August 1, 1997, between the Registrant and Karel D. van der Mast

*****10.14   Revolving Credit Agreement, dated as of July 1, 1997, between the
             Registrant and KeyBank National Association

*****10.15   Amendment No. 1, dated as of August 31, 1997, to Revolving Credit
             Agreement between the Registrant and Key Bank National Association

10.16 Amendment No. 2, dated December 23, 1997, to Loan Agreement between the Registrant and Key Bank of Oregon

21.1         Subsidiaries of the Registrant

23.1         Consent of Deloitte & Touche LLP

23.2         Consent of KPMG Accountants N.V.

27.1         Financial Data Schedule

________________

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 22, 1996.

**** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

***** Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997

+ This exhibit constitutes a management contract or compensatory plan or arrangement.

# Confidential treatment has been granted by the Commission for certain portions of this agreement.

             (b)     Reports on Form 8-K.

                     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FEI COMPANY


                                   By:  ________________________________________
                                        William A. Whitward
                                        President and Chief Executive Officer

Date:  March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 30, 1998.

            Signature                                     Title
            ---------                                     -----


------------------------------    President and Chief Executive Officer
William A. Whitward               (Principal Executive Officer)

------------------------------    Executive Vice President, Chief Financial
William G. Langley                Officer and Secretary (Principal Financial
                                  Officer)

------------------------------    Controller and Assistant Treasurer (Principal
Mark V. Allred                    Accounting Officer)

------------------------------    Chairman of the Board
Lynwood W. Swanson

------------------------------    Executive Vice President Marketing,
Karel D. van der Mast             Technical Officer and Director

------------------------------    Director
Alfred B. Bok

------------------------------    Director
William Curran

------------------------------    Director
Theo J.H.J. Sonnemans

------------------------------    Director
Lloyd R. Swenson

------------------------------    Director
Donald R. VanLuvanee

                                  EXHIBIT INDEX

Exhibit                                                               Sequential
No.         Description                                                 Page No.
---------   -----------                                               ----------

   ***2.1   Combination Agreement, dated November 15, 1996, as
            amended, between the Registrant and Philips Industrial
            Electronics International B.V
  ****3.1   Second Amended and Restated Articles of Incorporation, as
            amended
  ****3.2   Restated Bylaws
      4.1   See Articles III and IV of Exhibit 3.1 and Articles I and
            VI of Exhibit 3.2
   +*10.1   1984 Stock Incentive Plan
+****10.2   1995 Stock Incentive Plan, as amended
  +**10.3   1995 Supplemental Stock Incentive Plan
   +*10.4   Form of Incentive Stock Option Agreement
   +*10.5   Form of Nonstatutory Stock Option Agreement
    *10.6   Lease, dated as of November 20, 1992, between the Registrant and Capital Consultants, Inc. as agent for United Association
            Union Local 290, Plumber, Steamfitter and Shipfitter Industry
            Pension Fund
 ****10.7   Lease, dated January 11, 1996, between the Registrant and
            Pacific Realty Associates, L.P.
 ****10.8   Lease, dated June 6, 1996, between the Registrant and Pacific
            Realty Associates, L.P.
   #*10.9   Agreement, dated February 9, 1994, between the Registrant
            and Philips Electron Optics B.V.
     10.10  Lease, dated November 25, 1997, between the Registrant and
            Pacific Realty Associates, L.P.
*****10.11  Lease Agreement, dated October 27, 1997, between Philips
            Industrial Electronics International B.V. as lessor and Philips
            Electron Optics B.V., a wholly owned indirect subsidiary of the Registrant, as lessee, including a guarantee by the Registrant of the lessee's obligations thereunder
*****10.12  Employment Agreement, dated July 1, 1997, between the
            Registrant and William G. Langley

Exhibit                                                               Sequential
No.         Description                                                 Page No.
----------  -----------                                               ----------

*****10.13  Employment Agreement, dated August 1, 1997, between the
            Registrant and Karel D. van der Mast
*****10.14  Revolving Credit Agreement, dated as of July 1, 1997, between the Registrant KeyBank National Association
*****10.15  Amendment No. 1, dated as of August 31, 1997, to Revolving
            Credit Agreement between the Registrant and KeyBank
            National Association
     10.16  Amendment No. 2, dated December 23, 1997, to Loan
            Agreement between the Registrant and Key Bank of Oregon
      21.1  Subsidiaries of the Registrant
      23.1  Consent of Deloitte & Touche LLP
      23.2  Consent of KPMG Accountants N.V.
      27.1  Financial Data Schedule

________________

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 22, 1996.

**** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

***** Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997

+ This exhibit constitutes a management contract or compensatory plan or arrangement.

# Confidential treatment has been granted by the Commission for certain portions of this agreement.

                          FEI COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

INDEPENDENT AUDITORS' REPORTS.....................................           F-1
FINANCIAL STATEMENTS:
    Consolidated Balance Sheets at December 31, 1996 and 1997.....           F-3
    Consolidated Statements of Operations for the Years Ended
      December 31, 1995, 1996 and 1997............................           F-4
    Consolidated Statements of Shareholders' Equity for the
       Years Ended December 31, 1995, 1996 and 1997...............           F-5
    Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1995, 1996 and 1997...............           F-6
    Notes to Consolidated Financial Statements....................           F-7

INDEPENDENT AUDITORS' REPORT


Board of Directors
FEI Company
Hillsboro, Oregon

We have audited the accompanying consolidated balance sheet of FEI Company and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

Portland, Oregon
March 24, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Philips Industrial Electronics International B.V.:

We have audited the combined balance sheet of the Philips Electron Optics Operations to be transferred to FEI Company as of December 31, 1996, and the related combined income statements and combined cash flow statements for each of the years in the two-year period ended December 31, 1996. These combined financial statements are the responsibility of the management of Philips Electron Optics. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in The Netherlands, which do not differ substantially from generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The combined financial statements are prepared in accordance with generally accepted accounting principles in the United States on the basis of Notes 1 and 2 pursuant to the Combination Agreement between Philips Industrial Electronics International B.V. and FEI Company to transfer a substantial part of Philips Electron Optics to FEI Company. The Philips Electron Optics Operations were a component of several operating units of Philips Electronics N.V. and its subsidiaries and did not constitute a separate legal or reporting entity.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Philips Electron Optics Operations to be transferred to FEI Company as of December 31, 1996, the cash flows and the results of their operations for each of the years in the two-year period ended December 31, 1996, on the basis described in Notes 1 and 2, in conformity with generally accepted accounting principles in the United States.





KPMG Accountants N.V.

Eindhoven, The Netherlands
April 9, 1997

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
(In Thousands except share data)
-------------------------------------------------------------------------------------------------------


ASSETS                                                                              1996          1997
CURRENT ASSETS:
  Cash and cash equivalents                                                    $       -     $  16,394
  Receivables (Note 3)                                                            25,349        56,168
  Current accounts with Philips (Note 14)                                          1,639             -
  Inventories (Note 4)                                                            29,019        37,807
  Deferred income taxes (Note 10)                                                      -         2,484
  Other                                                                            1,426         2,497

           Total current assets                                                   57,433       115,350

EQUIPMENT (Note 5)                                                                 5,570        19,246

LEASES RECEIVABLE (Note 6)                                                             -           946

OTHER ASSETS (Note 7)                                                              8,821        47,870
                                                                               ---------     ---------

TOTAL                                                                          $  71,824     $ 183,022
                                                                               =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $   7,585     $  15,984
  Current account with Philips (Note 14)                                               -         9,074
  Accrued payroll liabilities                                                      1,648         3,248
  Accrued warranty reserves                                                        1,217         4,239
  Deferred revenue                                                                 9,498        11,236
  Income taxes payable                                                                 -         2,731
  Other current liabilities                                                        6,372         5,742
                                                                               ---------     ---------

           Total current liabilities                                              26,320        52,254

LINE OF CREDIT (Note 8)                                                                -        17,844

DEFERRED INCOME TAXES (Note 10)                                                    1,232         7,544

OTHER LIABILITIES                                                                  1,202           491

SHAREHOLDERS' EQUITY (Note 11):
  Preferred stock - 500,000 shares authorized; none issued and
    outstanding; no par value                                                          -             -
  Common stock - 30,000,000 shares authorized; 18,077,793 shares
    issued and outstanding at December 31, 1997; no par value                          -       149,149
  Retained earnings                                                                    -       (36,602)
  Division equity                                                                 43,070             -
  Cumulative foreign currency translation adjustment                                  -         (7,658)
                                                                               ---------     ---------

           Total shareholders' equity                                             43,070       104,889
                                                                               ---------     ---------

TOTAL                                                                          $  71,824     $ 183,022
                                                                               =========     =========

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
(In Thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------


                                                                                1995             1996             1997
NET SALES                                                                 $  109,117       $  112,384       $  168,796

COST OF SALES                                                                 72,686           79,065          106,629
                                                                          ----------       ----------       ----------

           Gross profit                                                       36,431           33,319           62,167
                                                                          ----------       ----------       ----------

OPERATING EXPENSES:
  Research and development                                                     9,087           10,893           15,396
  General, selling, and administrative                                        19,799           21,739           37,024
  Amortization of intangibles                                                      -                -            2,096
  Purchased in-process research and development                                    -                -           38,046
  Restructuring and reorganization costs                                           -                -            2,478
                                                                          ----------       ----------       ----------

           Total operating expenses                                           28,886           32,632           95,040
                                                                          ----------       ----------       ----------

OPERATING INCOME (LOSS)                                                        7,545              687          (32,873)
                                                                          ----------       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest income                                                                  -                -              255
  Interest expense                                                                 -                -             (846)
  Other                                                                        1,700               -               (31)
                                                                          ----------       ----------       ----------

           Total other income (expense)                                        1,700               -              (622)
                                                                          ----------       ----------       ----------

INCOME (LOSS) BEFORE TAXES                                                     9,245              687          (33,495)

TAX EXPENSE (Note 10)                                                          3,317              740            3,107
                                                                          ----------       ----------       ----------

NET INCOME (LOSS)                                                         $    5,928            $ (53)       $ (36,602)
                                                                          ==========       ==========       ==========

PER SHARE DATA (Note 12):
  Net income (loss) per share, basic                                      $     0.61          $ (0.01)         $ (2.19)
                                                                          ==========       ==========       ==========

  Net income (loss) per share, assuming dilution                          $     0.61          $ (0.01)         $ (2.19)
                                                                          ==========       ==========       ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING (Note 12):
    Basic and assuming dilution                                            9,728,807        9,728,807       16,677,336
                                                                          ==========       ==========       ==========


See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
(In Thousands, except share data)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                      Cumulative
                                                                                                         Foreign
                                              Common Stock                                              Currency
                                           ------------------------       Retained       Division    Translation
                                               Shares        Amount       Earnings         Equity     Adjustment          Total
                                           ----------     ---------      ---------     ----------     ----------      ---------
BALANCE, JANUARY 1, 1995                            -     $       -      $       -     $   20,090      $       -      $  20,090

Net income                                          -             -              -          5,928              -          5,928

Capital infusions from Philips                      -             -              -        110,533              -        110,533

Dividends paid to Philips                           -             -              -       (105,664)             -       (105,664)

Translation adjustment                              -             -              -          1,664              -          1,664
                                           ----------     ---------      ---------     ----------      ---------      ---------

BALANCE, DECEMBER 31, 1995                          -             -              -         32,551              -         32,551

Net loss                                            -             -              -            (53)             -            (53)

Capital infusions from Philips                      -             -              -        125,262              -        125,262

Dividends paid to Philips                           -             -              -       (110,209)             -       (110,209)

Translation adjustment                              -             -              -         (4,481)             -         (4,481)
                                           ----------     ---------      ---------     ----------      ---------      ---------

BALANCE, DECEMBER 31, 1996                          -             -              -         43,070              -         43,070

Cash contributed by Philips, net
 of liabilities contributed                         -         5,134              -              -              -          5,134

FEI shares outstanding on date of
  Combination (Note 2)                      7,959,933        99,209              -              -              -         99,209

Shares issued to PIE on date of
  Combination (Note 2)                      9,728,807        43,070              -        (43,070)             -              -

Net loss                                            -             -        (36,602)             -              -        (36,602)

Proceeds from exercise of options for
  389,053 shares of common stock
  (Note 11)                                   389,053         1,736              -              -              -          1,736

Translation adjustment                              -             -              -              -         (7,658)        (7,658)
                                           ----------     ---------      ---------     ----------      ---------      ---------

BALANCE, DECEMBER 31, 1997                 18,077,793     $ 149,149      $ (36,602)    $        -      $  (7,658)     $ 104,889
                                           ==========     =========      =========     ==========      =========      =========

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                       1995         1996           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $ 5,928      $   (53)     $ (36,602)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                                   1,844        2,599          5,388
      Purchased in-process research and development                                       -            -         38,046
      Deferred taxes on income                                                            -            -         (2,861)
      Writeoff of intangibles                                                             -            -          3,152
      Decrease (increase) in assets:
        Receivables                                                                  (3,453)      (2,175)       (16,378)
        Current accounts with Philips                                                  (127)      (1,130)         7,917
        Inventories                                                                  (6,951)      (5,509)         6,580
        Other assets                                                                   (813)      (3,606)        (1,084)
      Increase (decrease) in liabilities:
        Accounts payable                                                              2,465          180          1,749
        Accrued payroll liabilities                                                     (73)      (1,793)           485
        Accrued warranty reserves                                                         -          (97)         1,208
        Deferred revenue                                                             (1,537)       2,948         (1,164)
        Other liabilities                                                               199       (2,436)        (1,655)
                                                                                    -------      -------      ---------

           Net cash used in operating activities                                     (2,518)     (11,072)         4,781
                                                                                    -------      -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in combination                                                            -            -          1,420
  Acquisition of equipment                                                           (2,351)           -         (9,412)
  Investment in software development                                                      -       (1,090)        (1,409)
  Net investment in lease receivables                                                     -            -            395
  Net proceeds from disposal of equipment                                                 -          309          1,599
  Purchase of businesses                                                                  -        (3,200)            -
                                                                                    -------      -------      ---------

           Net cash provided by (used in) investing activities                       (2,351)      (3,981)        (7,407)
                                                                                    -------      -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from line of credit                                                        -            -          8,708
  Proceeds from exercise of stock options                                                 -            -          1,736
  Net cash provided by Philips                                                        4,869       15,053          8,000
                                                                                    -------      -------      ---------

           Net cash provided by financing activities                                  4,869       15,053         18,444
                                                                                    -------      -------      ---------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                   -            -            576
                                                                                    -------      -------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 -            -         16,394

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            -            -              -
                                                                                    -------      -------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $     -      $     -      $  16,394
                                                                                    =======      =======      =========

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - FEI Company and its wholly-owned subsidiaries (the "Company") design, manufacture, and market focused ion beam ("FIB") workstations, transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), and components of these products. The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in eight countries and the U.S., constituting a majority of the worldwide market for the Company's products. In addition, the Company's products are sold through distribution agreements with affiliates of Philips Electronics N.V. ("Philips") located in approximately 20 additional countries.

      The Company's FIB workstations are sold primarily to semiconductor manufacturers and are used in the design, manufacture, and testing of integrated circuits. The Company's electron microscope products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to a limited number of semiconductor manufacturers.

      Combination - On February 20, 1997, the shareholders of FEI Company approved an agreement (the "PEO Combination Agreement") between the Company and Philips Industrial Electronics International B.V. ("PIE"), a wholly-owned subsidiary of Philips Electronics N.V. of The Netherlands ("Philips"), wherein FEI acquired on February 21, 1997 all of the stock of each of a Dutch holding company and a U.S. holding company, which conducted substantially all of the electron optics activities of Philips, in exchange for 55% of the common stock of FEI Company then outstanding (the "Combination"). The Philips electron optics businesses acquired include manufacturing, sales, and service operations in nine countries including the United States ("PEO Operations"). The transaction was accounted for as a "reverse acquisition" for accounting and financial reporting purposes, whereby PIE was treated as the accounting acquiror because PIE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Company in the transaction. As a result, the historical financial statements of the Company prior to 1997 are the historical financial statements of the PEO Operations only. See
      Note 2.

      Basis of Presentation - The financial statements for periods prior to the Combination are presented as if the PEO Operations had existed as an entity separate from Philips during the periods presented and include the historical assets, liabilities, sales and expenses that are directly related to the PEO Operations.

      Because the PEO Operations transferred were historically part of the Philips group, certain allocations of liabilities and expenses have been included in the financial statements. These liabilities and expenses are allocated using various methods depending upon the nature of the liability or expense. In the opinion of management, the methods used to allocate these liabilities and expenses to the PEO Operations are reasonable.

      The financial statements for the periods prior to the Combination are not necessarily indicative of the financial position and results of operations that would have occurred had the PEO Operations been a separate entity.

      Need for New Product Development - The market for tools to analyze and modify materials with submicron precision is highly competitive and subject to rapid change. The Company devotes a portion of its revenue to continued research and development in an effort to lead that change through the development of new and better uses of field electron and ion emission technology. There is, however, the possibility that alternative technologies or developments in the semiconductor industry will render the Company's products unsuitable for the needs of that industry. Such changes could significantly impact the Company's ability to recognize its investments in existing technology, inventory and developed software.

      Customer Concentration - Sales of FIB workstations are highly dependent upon capital expenditures by semiconductor manufacturers and semiconductor testing laboratories. While that industry is currently expanding, there is no assurance that the growth can be sustained.

      Dependence on Suppliers - Because of the highly specialized nature of the Company's products, certain of the components and subassemblies included in the Company's products are made to the Company's specifications and obtained from a single or a limited number of suppliers. Management believes that certain components and subassemblies are available only from Philips. A significant delay or disruption in obtaining components and subassemblies from this supplier would have a material adverse effect on the Company's results of operations during the period in which alternative sources of supply were developed. See Note 14.

      Shared Philips Resources - Philips and its affiliates provide certain services to the Company, such as research and development (product and production technology), general corporate resources, and marketing and sales (brand name, distribution, and sales representation). See Note 14.

      Use of Estimates in Financial Reporting - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from estimates.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries: FEI Europe, Ltd.; FEI Europe GmbH; FEI Asia Corporation; FEI Company FSC, Ltd.; PEO B.V.; PEO International B.V.; PEO, Inc.; PEO Canada, Ltd.; PEO Czech Republic, S.r.o; PEO UK, Ltd.; Philips Optique Electronique S.A.S.; PEO GmbH; PEO Italy Srl; PEO Japan, Ltd.; PEO Nederland B.V.; and ElectroScan Corporation. All significant intercompany accounts and transactions have been eliminated.

      Foreign Currency Translation - Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date. Translation adjustments are shown separately in shareholders' equity. Revenues, costs and expenses are translated using an average rate of exchange for the period involved. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of operations.

      Revenue Recognition - Product sales are generally recorded at the time of shipment. Maintenance service revenues are billed in advance and recorded as deferred revenue. Where a service contract exists, service revenues are recognized ratably over the contract period; otherwise, revenues are recognized as services are provided. The Company makes periodic evaluations of the credit-worthiness of its customers and generally does not require collateral.

      The Company's products are constantly updated. In certain situations, customers have the opportunity to trade in a workstation as part of the purchase price of a new workstation. The Company believes there is a market for used workstations, which may be resold or leased to customers requiring less advanced product technology and applications.

      Cash and Cash Equivalents - Money market funds and other highly-liquid instruments with original maturities of three months or less are considered to be cash equivalents.

      Inventories are stated at lower of cost or market with cost determined by standard cost methods which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories which are in excess of the current requirements based on recent sales levels are reported as noncurrent assets. Management has established an inventory reserve based on their estimate of excess and/or obsolete inventory.

      Equipment, including leased FIB systems, is stated at cost and depreciated over the estimated useful life of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred.

      Leases Receivable - For sales-type leases, the amount recorded as revenue is the present value of the minimum lease payments computed at the interest rate implicit in the lease. The cost of equipment is considered as cost of sales in the period in which the lease is executed, and the excess of the aggregate rentals over the recorded revenue amount is accounted for as finance income over the term of the lease.

      Other Assets - Goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The existing focused ion beam technology, which is now in its third year of commercialization, is being amortized on a straight-line basis over 12 years. Certain computer software development costs have been capitalized. These costs are being amortized over three to five years, the estimated economic life of the software, using the straight-line method. Changes in technology could impact the Company's estimate of the useful life of such assets.

      Research and Development costs are expensed as incurred. The Company periodically participates in joint ventures for research and development projects and records its proportionate expense as it is incurred over the life of the project. Timing of the expenditures coincides with the terms of the agreements.

      Product Warranty - Warranties based on usage from the date of sale are provided for certain emitter products. Other products generally have a one-year warranty. A reserve is established to cover estimated warranty costs and certain commitments for product upgrades. The Company's estimate of warranty cost is based on its history of warranty repairs. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair than similar products have required in the past.

      Taxes and Tax Credits - The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.

      Stock-Based Compensation - The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, effective January 1, 1996. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, but will provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense. See Note 11.

      Net Income (Loss) Per Share - The Company adopted SFAS No. 128, Earnings per Share, effective January 1, 1997. The newly adopted standard replaces the presentation of primary net income (loss) per share with a presentation of basic net income (loss) per share. It also requires dual presentation of basic and diluted net income (loss) per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic net income (loss) per share computation to the numerator and denominator of the diluted net income (loss) per share computation. Outstanding options and warrants for common stock have been included in the calculation of common equivalent shares outstanding using the treasury stock method. All prior period net income (loss) per share data have been restated to conform to the SFAS No. 128 presentation.

      Supplemental Cash Flow Information - Cash paid for interest totaled $770 for the year ended December 31, 1997.

      Asset Impairment - The Company evaluates the remaining life and recoverability of equipment and other assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment is indicated, the Company adjusts the carrying amount of the asset to the lower of its carrying value or its fair value. During 1997, the Company charged $3,152 to operations as a result of abandoning certain technology and certain software development projects. See Notes 2 and 7.

      Reclassification - Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

      Recently Issued Accounting Pronouncements - During 1997, the Financial Accounting Standards Board issued the following accounting pronouncements which have not yet been adopted by the Company.

      In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 will not impact amounts previously reported for net income
      (loss) or affect the comparability of the financial statements.

      In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. The statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not yet completed the analysis necessary to determine what additional information, if any, will be disclosed in its financial statements when the Company adopts SFAS No. 131.

2.    ACQUISITIONS

      Philips Electron Optics

      On February 21, 1997, FEI Company ("Pre-Combination FEI") acquired substantially all of the assets and liabilities of the PEO Operations. The PEO Operations were acquired in exchange for 9,728,807 newly issued shares of the Company's Common Stock, which constituted, when issued to PIE, 55% of the shares of Common Stock then outstanding. Because PIE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Company, the Combination was treated as a "reverse acquisition" for accounting and financial reporting purposes whereby purchase accounting was applied to the financial statements of Pre-Combination FEI. The results of operations of Pre-Combination FEI are excluded from the consolidated financial statements for all periods presented prior to 1997. The 1997 results of operations reflect the results of the PEO operations through February 21, 1997, and the combined results of the Company from February 22, 1997 through December 31, 1997.

      The PEO Operations transferred to FEI consisted of the worldwide activities of the Electron Optics business unit of PIE (including substantially all of the related assets and liabilities and personnel) on a going-concern basis, other than the following:

      -- Philips Electron Optics sales and service organizations in countries other than the United States, Canada, France, Germany, Italy, Japan, The Netherlands and the United Kingdom.

      -- Ownership of the real property located at Eindhoven, The Netherlands, and certain other assets and liabilities used in the PEO Operations. In conjunction with the Combination, the Company entered into a 10-year lease with PIE for the real property in Eindhoven, The Netherlands. See Note 9.

      In accordance with the Combination Agreement, at Closing the PEO Operations included $8.0 million in cash.

      The Company obtained an appraisal of the fair market value of the intangible assets acquired to serve as a basis for allocation of the purchase price to the various classes of assets. The $122,872 purchase price consisted of $99,209, representing the fair market value of Pre-Combination FEI stock issued, and $22,825, representing the fair market value of liabilities assumed. The Company allocated the purchase price to the assets acquired as follows:

           Current assets                                     $  43,893
           Equipment                                              8,321
           Leases receivable                                      1,341
           Other assets                                           4,744
           Existing technology intangible                        16,490
           In-process research and product development           38,046
           Goodwill and other intangibles                        17,122
           Deferred income taxes                                 (7,085)
                                                              ---------
               Total                                          $ 122,872
                                                              =========

      To determine the value of each of Pre-Combination FEI's product lines, projected revenue net of provision for operating expenses, income taxes, and returns on requisite assets were discounted to a present value. This approach was applied to existing technology as well as to research and development projects which had not been proven technologically feasible and which had not generated revenue at the date of the Combination. As a result of this valuation, the fair value of existing technology and in-process technology were determined to be $16,490 and $38,046, respectively.

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

      In accordance with the Company's policy to expense research and development costs as incurred, a one-time charge of $38,046 associated with the write-off of acquired in-process research and product development was recorded immediately subsequent to the closing of the Combination.

      Pro forma combined statement of operations data, presented as if the Combination had occurred on January 1, 1996 and January 1, 1997, are as follows:

                                                                             Year Ended December 31,
                                                                         ------------------------------
                                                                                1996               1997
           Net sales                                                     $   142,996        $   172,214
           Cost of sales                                                      97,466            109,598
                                                                         -----------        -----------

                      Gross profit                                            45,530             62,616
                                                                         -----------        -----------

           Expenses:
             Research and development costs                                   14,664             16,362
             Selling, general, and administrative costs                       31,822             39,611
             Amortization of goodwill and other intangibles                    2,324              2,096
             Restructuring and reorganization                                      -              2,478
                                                                         -----------        -----------

                      Total expenses                                          48,810             60,547
                                                                         -----------        -----------

           Operating income (loss)                                            (3,280)             2,069

           Other income (expense)                                                435               (759)
                                                                         -----------        -----------

           Income (loss) before taxes                                         (2,845)             1,310

           Tax expense (benefit)                                                (243)               920
                                                                         -----------        -----------

           Net income (loss)                                             $    (2,602)       $       390
                                                                         ===========        ===========

           Pro forma per share data:
             Net income (loss) per share, basic                          $     (0.15)       $      0.02
                                                                         ===========        ===========

             Net income (loss) per share, assuming dilution              $     (0.15)       $      0.02
                                                                         ===========        ===========

           Pro forma weighted average shares outstanding:
             Basic                                                        17,403,000         17,840,000
                                                                         ===========        ===========

             Assuming dilution                                            17,403,000         18,869,000
                                                                         ===========        ===========

      Pro forma total expenses for the years ended December 31, 1996 and 1997 do not include the $38,046 write-off of in-process research and development resulting from the Combination.

      ElectroScan Corporation

      On July 11, 1996, the Company acquired substantially all of the assets of ElectroScan Corporation, a Massachusetts corporation, for $2,800, resulting in $1,695 of goodwill. The goodwill was to be amortized over 60 months. The acquisition was accounted for as a purchase. The ElectroScan operations have been consolidated with the PEO Operations since July 1996. Pursuant to the ElectroScan purchase agreement, the Company will pay $25 of additional consideration to the former ElectroScan Corporation shareholders for each eight-inch ESEM model XL50 sold by the Company subsequent to closing of the ElectroScan acquisition until December 31, 2001, up to an aggregate of $4,000. In March 1997, management of the Company transferred the manufacturing activities of ElectroScan to the manufacturing facility in Eindhoven, The Netherlands, and abandoned the majority of the technology acquired. The remaining goodwill of $1,525 attributable to the acquisition of the assets of ElectroScan Corporation was written off and charged to income in the first quarter of 1997, along with estimated severance costs for eleven ElectroScan employees, and other related costs.

      Delmi S.r.o.

      On February 6, 1996, the Company acquired Delmi S.r.o., now called Philips Electron Optics Czech Republic S.r.o., at Brno, Czech Republic, for a consideration of approximately $400. The acquisition was accounted for as a purchase and did not result in the recording of any goodwill. The Delmi operations have been consolidated with the PEO Operations for financial reporting purposes since February 1996.

      Norsam Technologies

      The Company has an exclusive vendor relationship with Norsam Technologies, Inc. ("Norsam") for the purchase of up to 20 workstations for use in a new commercial application of FIB technology providing long-term archival and very high density data storage. The Company owns 500,000 shares of Norsam Series A Preferred Stock it initially received in exchange for three FIB workstations sold to Norsam by Pre-Combination FEI in 1996. Each share of Series A Preferred Stock is convertible into shares of Norsam common stock at a conversion rate of $5 per share. The carrying value of the Norsam preferred stock is $3,267, representing the estimated fair value of the FIB workstations exchanged. The Company's investment is being carried at its cost since the Norsam stock is not readily marketable.

3.    RECEIVABLES

      Receivables consist of the following:

                                                                              December 31,
                                                                     ----------------------------
                                                                            1996             1997
         Trade                                                          $ 25,952         $ 56,957
         Other                                                                 -              238
         Current portion of leases receivable (see Note 6)                     -              761
                                                                        --------         --------

                                                                          25,952           57,956
         Allowance for doubtful accounts                                    (603)          (1,788)
                                                                        --------         --------

              Total receivables                                         $ 25,349         $ 56,168
                                                                        ========         ========

4.    INVENTORIES

      Inventories consist of the following:

                                                                             December 31,
                                                                     ----------------------------
                                                                            1996             1997
         Raw materials and assembled parts                              $ 12,790         $ 24,987
         Work in process                                                   9,599           12,123
         Finished goods                                                    8,954            5,998
                                                                        --------         --------

              Total inventories                                           31,343           43,108
         Reserve for obsolete inventory                                   (2,324)          (5,301)
                                                                        --------         --------

              Net inventories                                           $ 29,019         $ 37,807
                                                                        ========         ========

      Included in raw materials and assembled parts are $862 and $1,568 of current requirement service inventories at December 31, 1996 and 1997, respectively.

5.    EQUIPMENT

      Equipment consists of the following:

                                                                              December 31,
                                                                     ----------------------------
                                                                            1996             1997
         Land and buildings                                             $    729         $      -
         Leasehold improvements                                                -            1,464
         Machinery and equipment                                           4,006           19,625
         Demonstration inventory                                           3,888            4,273
         Other fixed assets                                                6,769            3,804
                                                                        --------         --------

                                                                          15,392           29,166
         Accumulated depreciation                                         (9,822)          (9,920)
                                                                        --------         --------

              Total equipment                                           $  5,570         $ 19,246
                                                                        ========         ========

      Under the terms of the PEO Combination Agreement, certain land and a manufacturing and office building located in Acht, The Netherlands, were retained by Philips and leased to the Company under an operating lease agreement. Accordingly, the land and building have been excluded from the accompanying combined balance sheets. The combined income statements for the years ended December 31, 1995 and 1996 include $348 and $332, respectively, of depreciation expense related to such facilities, representing an assumed charge to the Company from Philips for the use of the land and building.

6.    LEASES RECEIVABLE

      Leases receivable consists of the following at December 31, 1997:

         Minimum lease receipts                                  $ 2,076
         Unearned finance charges                                   (369)
                                                                 -------

                                                                   1,707
         Less current portion included in current
           receivables (Note 3)                                     (761)
                                                                 -------

              Noncurrent leases receivable                       $   946
                                                                 =======

      Finance income (reported as a component of interest income in the consolidated statements of operations) earned during the year ended December 31, 1997 was $223.

      Minimum receipts on the lease receivables are due as follows:

            Year Ending
            December 31,

                1998                                    $   962
                1999                                        434
                2000                                        361
                2001                                        275
                2002                                         44
                                                        -------
                     Total                              $ 2,076
                                                        =======

7.    OTHER ASSETS

      Other assets consist of the following:

                                                                                  December 31,
                                                                          ----------------------------
                                                                                 1996             1997
         Service inventories, noncurrent, net of obsolescence reserves
           of $2,661 and $2,462, respectively                                $  4,908         $ 10,035
         Capitalized software development costs, net of amortization
           of zero and $111, respectively                                       2,388            2,059
         Goodwill, net of amortization of $170 and $951, respectively           1,525           16,171
         Existing technology, net of amortization of zero and $1,145,
           respectively                                                             -           15,345
         Patents, net of amortization of zero and $18, respectively                 -              303
         Investment in Norsam                                                       -            3,267
         Deposits and other                                                         -              300
                                                                             --------         --------

              Total other assets                                             $  8,821         $ 47,480
                                                                             ========         ========

      Software development costs capitalized during the years ended December 31, 1996 and 1997 were $1,090 and $1,409, respectively. During 1997, the Company determined that changes in development plans for certain products had reduced the future utility of some of the Company's software projects.

      Accordingly, previously capitalized software development costs of $1,627 were charged to research and development expense in 1997. Amortization of software development costs was $111 for the year ended 1997.

8.    LINE OF CREDIT

      A $25,000 operating line of credit is available at prime (8.5% at December 31, 1997) or LIBOR draws of 30-, 60-, 90-, or 180-day periods, at the borrower's option, not to exceed the maturity date of the facility. The line of credit agreement expires on July 31, 1999. Based on management's intent, the outstanding balance is classified as a noncurrent liability. A total of $17,844 was outstanding under the operating line of credit at December 31, 1997. Borrowings under the line of credit are secured by eligible receivables, inventories, and equipment. Under the terms of the line of credit, the Company must maintain a current ratio of not less than 2.0, a minimum tangible net worth of not less than $70 million, and a senior debt to tangible net worth ratio of not more than 0.5.

9.    LEASE OBLIGATION

      Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2006, including the Company's facilities in Eindhoven, The Netherlands, which are leased from PIE. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for the year ended December 31, 1997 was approximately $2,850. See also Note 14.

      Also included in a building lease is a provision for a $500 buildout loan, the full amount of which was borrowed during 1994. Amounts borrowed bear interest at 9% and are payable ratably, in the form of additional lease payments, over the initial lease term.

      The approximate future minimum rental payments due under these agreements as of December 31, 1997 are $3,342, $2,497, $2,356, $2,429, and $2,416 for
      the years ending December 31, 1998 through 2002, respectively.

10.   TAXES

      Income tax expense consisted of the following:

                                                              Year Ended December 31,
                                                       ------------------------------------
                                                           1995          1996          1997
           Current:
           Federal                                     $      -      $      -      $  1,043
           State                                              -             -           236
           Foreign                                        2,753         1,142         2,682
                                                       --------      --------      --------

               Subtotal                                   2,753         1,142         3,961
           Deferred                                         564          (402)         (854)
                                                       --------      --------      --------

               Total tax expense                       $  3,317      $    740      $  3,107
                                                       ========      ========      ========

      The effective income tax rate varies from the statutory rate due to the following:

                                                                               Year Ended December 31,
                                                                        -------------------------------------
                                                                            1995          1996           1997
           Expected tax expense (benefit) at statutory rates            $  3,235      $    240      $ (11,723)
           Increase (reduction) in income taxes resulting from:
           Foreign taxes                                                     109          (180)           529
           Write-off of in-process technology                                  -             -         13,316
           Other                                                             (27)          680            985
                                                                        --------      --------     ----------

               Total tax expense                                        $  3,317      $    740     $    3,107
                                                                        ========      ========     ==========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                              December 31,
                                                                     ----------------------------
                                                                            1996             1997
           Deferred tax assets:
             Net operating loss carryforwards                           $  1,139         $      -
             Warranty reserve                                                  -            1,185
             Inventory reserves                                                -              766
             Allowance for bad debts                                           -              626
             Other assets                                                    186              241
             Valuation allowance                                          (1,139)               -
                                                                        --------         --------
                                                                             186            2,818
           Deferred tax liability:
             Inventories                                                  (1,418)               -
             Existing technology and other intangibles                         -           (6,383)
             Basis difference in fixed assets                                  -             (785)
             Other liabilities                                                 -             (710)
                                                                        --------         --------

               Net deferred tax liability                               $ (1,232)        $ (5,060)
                                                                        ========         ========

      These deferred tax components are reflected in the consolidated balance sheet as follows:

                                                                               December 31,
                                                                        --------------------------
                                                                             1996             1997
           Deferred tax:
             Current asset                                              $       -        $   2,484
             Long-term liability                                           (1,232)          (7,544)
                                                                        ---------        ---------

               Net deferred tax liability                               $  (1,232)       $  (5,060)
                                                                        =========        =========

11.   SHAREHOLDERS' EQUITY

      Capital Stock - As of December 31, 1997, 1,376,257 shares of common stock were reserved for stock incentive plans.

      As part of the PEO Combination Agreement, the Company agreed to issue to PIE, from time to time, that number of additional shares of common stock of the Company necessary to maintain PIE's ownership percentage (without regard to other possible share transactions) at not less than 55% after exercise of options and warrants to purchase common stock of the Company, if those options and warrants were outstanding, or issuable without further action by the Company's Board of Directors, on February 21, 1997. As of December 31, 1997, 1,242,048 shares of the Company's common stock are reserved for issuance as a result of this agreement.

      Stock Incentive Plans - The Company maintains stock incentive plans for selected directors, officers, employees, and certain other parties which allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, and to sell restricted stock.

      The 1995 Stock Incentive Plan ("1995 Plan") allows for issuance of a maximum of 800,000 shares. The Board of Directors' ability to grant options under the 1995 Plan will terminate when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the option of the Board of Directors.

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

      Options are granted under various vesting arrangements, up to a maximum of five years. Options expire after a maximum of ten years. Options outstanding are summarized as follows:

                                                                                         Weighted
                                                                       Number             Average
                                                                    of Shares      Exercise Price
         Balance, December 31, 1996                                         -                   -

         Options outstanding at date of Combination                 1,253,223               11.63
         Options granted                                              187,104               12.18
         Options exercised                                           (177,224)               9.80
         Options expired                                              (65,788)              10.83
                                                                    ---------           ---------

         Balance, December 31, 1997                                 1,197,315               12.03
                                                                    =========           =========

         Exercisable at December 31, 1997                             646,902               11.76
                                                                    =========           =========

      Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                             Options Outstanding                       Options Exercisable
                             ------------------------------------------------      ----------------------------
                             Outstanding         Weighted Avg.       Weighted       Exercisable        Weighted
                                   as of            Remaining         Average             as of         Average
             Range of        December 31,         Contractual        Exercise       December 31,       Exercise
      Exercise Prices               1997           Life (yrs)           Price              1997           Price
       $7.40 to $9.25            310,951              5.5             $  8.74           166,976         $  8.45
      $9.25 to $11.10            120,330              5.0                9.88            78,102            9.91
     $11.10 to $12.95             72,834              8.1               12.13            21,974           12.08
     $12.95 to $14.80            558,450              7.2               13.25           335,996           13.25
     $14.80 to $16.65             79,750              8.3               15.00            29,800           15.00
     $16.65 to $18.50             55,000              9.6               18.48            14,054           18.43
                               ---------           ------             -------          --------         -------

                               1,197,315              6.8             $ 12.03           646,902         $ 11.76
                               =========           ======             =======          ========         =======

      The weighted average fair value of options granted in the year ended December 31, 1997 was $9.00. As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted at the fair value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value of the options at the date of grant, the Company's net income and income per share would have been reduced to the pro forma amounts shown below for the year ended December 31, 1997:

         Net income (loss):
           As reported                                       $ (36,602)
           Pro forma                                           (37,034)

         Net income (loss) per share:
           As reported                                       $   (2.19)
           Pro forma                                             (2.22)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997:

         Dividend yield                                                0.0 %
         Expected volatility (based on historical volatility)         64.4 %
         Weighted average risk-free interest rate                      6.3 %
         Weighted average expected term                                7.9 years

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

12.   EARNINGS PER SHARE

      Pro forma earnings per share have been calculated assuming the shares of the Company issued to PIE in the Combination were outstanding for the PEO Operations and the combined company for all periods presented and assuming the shares of the Company outstanding prior to the Combination were issued as of the closing date of the Combination. See Note 2.

      Effective as of the closing of the Combination, division equity of the PEO Operations was reclassified to paid-in capital of the Company. The following table sets forth the computation of basic and diluted earnings per share:

                                                                1995             1996             1997
         Numerator:
           Net income (loss)                              $    5,928       $      (53)     $   (36,602)
                                                          ==========       ==========      ===========

         Denominator:
           Denominator for basic earnings per
             share-weighted average shares
             outstanding                                   9,728,807        9,728,807       16,677,336
                                                          ----------       ----------      -----------

           Denominator for diluted earnings per
             share-adjusted weighted-average
             shares and assumed conversions                9,728,807        9,728,807       16,677,336
                                                          ==========       ==========      ===========

         Basic earnings (loss) per share                  $     0.61       $    (0.01)     $     (2.19)
                                                          ==========       ==========      ===========

         Diluted earnings (loss) per share                $     0.61       $    (0.01)     $     (2.19)
                                                          ==========       ==========      ===========

      There were no potentially dilutive securities outstanding during 1995 and 1996. Potentially dilutive securities outstanding during 1997 have been excluded from the calculation for the year because their effect would reduce the net loss per share.

      Options to purchase 317,875 shares of common stock outstanding during 1997 had exercise prices greater than the average market price of the common shares during the year.

13.   EMPLOYEE BENEFIT PLANS

      Employee pension plans have been established in many countries in accordance with the legal requirements, customs and the local situation in the countries involved. The majority of employees in Europe are covered by defined benefit plans. The benefits provided by these plans are based primarily on years of service and employees' compensation near retirement. The funding policy for the plans is consistent with local requirements in the countries of establishment. The pension obligations have, in most cases, been transferred to separate pension funds or to third parties, limiting any further obligations of the Company to the beneficiaries. Pension assets and liabilities resulting from the accounting for pension costs in accordance with SFAS No. 87 are recorded by Philips at the corporate level in the countries and therefore not shown in the balance sheets herein.

      The following table sets forth the funded status of the Philips corporate defined benefits plans in the relevant countries:

                                                                                       December 31,
                                                                           ----------------------------------
                                                                                   1996                  1997
         Present value of benefit obligations:
           Vested                                                          $ 14,770,000          $ 15,535,000
           Nonvested                                                             62,000                85,000

         Accumulated benefit obligations                                     14,832,000            15,620,000
         Salary increase assumption                                           1,193,000             1,217,000

         Projected benefit obligation                                        16,025,000            16,837,000
         Plan assets at fair value                                           19,083,000            19,276,000

         Plan assets in excess of projected benefit obligation                3,058,000             2,439,000
         Unrecognized net (gain) loss                                        (2,318,000)           (1,781,000)
         Unrecognized prior service cost                                        178,000               216,000
         Unrecognized net transition asset                                     (711,000)             (547,000)

         Pension asset; recognized in the consolidated
           balance sheets of Philips                                       $    207,000          $    327,000

      Assumptions used by Philips in the pension computation were:

                                                           1996          1997
                                                        ----------    ----------

         Weighted average discount rate                    7.0%          7.0%
         Compensation increase rate                     2.7 - 6.5%    2.7 - 6.0%
         Expected asset return rate at January 1        7.0 - 9.0%    5.0 - 9.0%

      The Company's employees represent less than 1% of the total active participants in these plans. In view of the insignificance of the Company's share in these plans, the Company does not account for its share of plan assets and obligations, except for a plan in Germany. This plan is not funded with a separate pension fund. The provision on the Company's balance sheet covers the projected benefit obligations for the employees who participate in this German plan as well as certain supplementary payments to certain employees in France.

      Provision for Postretirement Benefits Other Than Pensions - In the Netherlands and the U.S., Philips provides certain postretirement benefits other than pensions. In accordance with SFAS No. 106, Philips began accruing for this liability over 20 years at the corporate level. The accrual commenced in 1993 for plans in the U.S. and in 1995 for plans in The Netherlands. The portion of the corporate provision allocable to the Company's operations in the U.S. is allocated to the Company and is included in long-term provisions. On the basis of the number of employees in the Company in The Netherlands at December 31, 1996 and 1997, an amount of approximately $75 each year, would have been allocated to the Company in The Netherlands. The unrecognized part of the liabilities allocated on the same basis to the Company amounts to approximately $700 at both December 31, 1996 and 1997, respectively.

      The following table sets forth the unfunded postretirement benefit liability of Philips in total:

                                                                                      December 31,
                                                                             ----------------------------
                                                                                  1996               1997
         Accumulated postretirement benefit obligation:
           Retirees                                                          $ 257,000          $ 250,000
           Active plan participants                                            170,000            167,000
                                                                             ---------          ---------

                    Total obligation                                           427,000            417,000
         Unrecognized net transition liability                                (190,000)          (169,000)
         Unrecognized net gain                                                  45,000             42,000
                                                                             ---------          ---------

         Accrued postretirement benefit liability                            $ 282,000          $ 290,000
                                                                             =========          =========

      The accumulated postretirement benefit obligation was determined using an average 7.0% discount rate.

      Profit Share Incentive Plan - The Company's employee profit share incentive plan is based on growth of operating income on a year-to-year basis. During the year ended December 31, 1997, the Company did not contribute to the plan.

      Profit Sharing 401(k) Plan - The Company has a profit sharing 401(k) Plan which covers substantially all U.S. employees. Employees may defer a portion of their compensation and the Company may contribute an amount approved by the Board of Directors. Effective September 1, 1995, the Board of Directors approved a 100% match of employee contributions to the 401(k), up to 3% of each employee's salary. For the year ended December 31, 1997, the Company contributed $504 to the plan.

14.   RELATED-PARTY TRANSACTIONS

      Corporate Allocations - Through February 20, 1997, Philips provided substantial services to the Company, including general management, treasury, tax, financial audit, financial reporting, insurance, and legal services. Philips has historically charged the Company for such services through corporate allocations generally based on a percentage of sales. The amount of the charge was dependent upon the total amount of anticipated allocable costs incurred by Philips, less amounts charged as a direct cost or expense rather than by allocation. Included in selling, general, and administrative expenses are charges of $1,070 and $1,271 for the years ended December 31, 1995 and 1996, respectively.

      Sales to Philips Organizations - A number of Philips sales organizations act as distributors for the Company's products in their respective countries. In addition to sales for further distribution, some Philips units buy products manufactured by the Company. Sales to Philips units amounted to approximately $11,200, $15,300, and $13,600 during the years ended December 31, 1995, 1996, and 1997, respectively.

      Leased Facilities - The Company leases its manufacturing and administrative facilities in Eindhoven, The Netherlands, from PIE under a 10-year lease expiring in 2006. The Company paid $850 in 1997 to PIE under this lease arrangement. From 1998 through 2006, the annual rent is NLG 2,540 ($1,257 at the December 31, 1997 exchange rate).

      Purchases Through Philips - From time to time, the Company purchases materials and supplies under collective purchase agreements and purchase conditions negotiated by Philips for the benefit of its group companies. For this service, the Company has paid a fixed annual fee amounting to approximately $43, $43, and $50 for the years ended December 31, 1995, 1996, and 1997, respectively, which has been charged to cost of sales. The benefits for the Company of these arrangements cannot be calculated precisely, but management believes that such benefits relating to the arrangements between the Company and the Philips group are immaterial to the Company's operating results when compared to similar arrangements which could have been entered into had the Company operated on a stand-alone basis.

      Dependence on Philips Suppliers - See Note 1. A substantial portion of the subassemblies included in the Company's FIB, TEM, and SEM workstations are purchased from the Philips machine shop (Philips Machinefabrieken B.V.). Purchases from Philips and other Philips-owned entities amounted to approximately $14,000 and $12,100 for the years ended December 31, 1996 and 1997, respectively.

      Intercompany Current Accounts - Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. Most of the current account transactions relate to deliveries of goods.

      Current accounts with Philips consist of the following:

                                                               December 31,
                                                       -------------------------
                                                            1996            1997
         Current accounts receivable                   $   2,471       $   7,678
         Current accounts payable                           (832)        (16,752)

               Total                                   $   1,639       $  (9,074)

      Other Services - In connection with the Combination Agreement, the Company entered into agreements with Philips affiliates for the purpose of defining their ongoing relationship. These agreements set forth certain rights and obligations of the Company, Philips and their respective affiliates on a prospective basis, afford the Company continued access to the research and development resources of Philips on a fee basis, provide for the parties' respective rights to intellectual property, and provide a framework under which Philips affiliates will continue to provide certain administrative and other services that have been provided to the Company in the past. Management believes that, had these agreements been in place on a historical basis, they would not have resulted in any material change in the historical position or results of operations of the Company. During the year ended December 31, 1997, the Company paid Philips approximately $3,300 for administrative and other services.

      Subsequent to year end, the Company entered into a research and development arrangement with the Philips Machinefabrieken B.V. for the development of a new technology. In the event that the project is successful, the Company will pay Philips Machinefabrieken B.V. up to 11,000 NLG ($5,446 at the December 31, 1997 exchange rate) for exclusive rights to the technology.

15.   SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

      The following table summarizes sales, income from operations, and identifiable assets of the Company in The Netherlands, U.S., Germany, and other countries:

                                                Netherlands          U.S.      Germany        Other      Combined
         1995:
           Sales                                   $ 43,275      $ 28,239     $ 14,393     $ 23,210     $ 109,117
           Income from operations                     3,941         1,973          725          906         7,545
           Identifiable assets                       43,751         7,921          763        8,307        60,742

         1996:
           Sales                                     42,916        28,245       11,664     $ 29,559       112,384
           Income (loss) from operations             (2,083)        1,308          611          851           687
           Identifiable assets                       50,391        10,375          744       10,314        71,824

         1997:
           Sales                                     32,420        85,503       15,633       35,240       168,796
           Income (loss) from operations              2,608       (37,840)         781        1,578       (32,873)
           Identifiable assets                       36,538       114,199        6,532       25,753       183,022

      The following table summarizes sales to customers in the listed countries:

                                                Netherlands          U.S.      Germany        Other      Combined
         1995:
           Sales                                   $ 34,581      $ 28,239     $ 14,393     $ 31,904     $ 109,117

         1996:
           Sales                                     35,017        28,245       11,664     $ 37,458       112,384

         1997:
           Sales                                     19,852        67,821       14,676       66,447       168,796

      The following table summarizes sales by product line:

                                                                     Service          Com-
                                        TEM/SEM           FIB       Activities      ponents      Combined
         1995:
           Sales                       $ 88,385      $      -         $ 20,732      $     -     $ 109,117

         1996:
           Sales                         88,783             -           23,601            -       112,384

         1997:
           Sales                         84,181        48,764           24,543       11,308       168,796

      Service Revenues - For the years ended December 31, 1995, 1996, and 1997, customer service activities represented approximately 19%, 21%, and 15%, respectively, of combined sales.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Management believes the carrying amounts of cash and cash equivalents, receivables, line of credit, notes payable, accounts payable, accrued payroll liabilities, and other current liabilities are a reasonable approximation of the fair value of those financial instruments.

      The fair value of the Company's investment in Norsam is not readily determinable as Norsam's securities are not actively traded. However, based on the last known trade, management estimates that the carrying value of the Norsam investment approximates its fair value.

17.   LITIGATION

      The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.

                                   * * * * * *