Form 10-Q
period 1998-03-29
FEI CO
filed 1998-05-13
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 29, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock outstanding as of May 11, 1998 was 18,079,683.

                               INDEX TO FORM 10-Q

                                                                            Page

Part I - Financial Information

    Item 1.  Financial Statements

            Consolidated Balance Sheets - March 29, 1998 (unaudited) and
            December 31, 1997................................................. 1

            Consolidated Statements of Operations - Thirteen Weeks Ended
            March 29, 1998 and March 30, 1997 (unaudited)..................... 2

            Condensed Consolidated Statements of Cash Flows - Thirteen
            Weeks Ended March 29, 1998 and March 30, 1997 (unaudited)......... 3

            Notes to Consolidated Financial Statements (unaudited)............ 4

    Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations............................... 7

Part II - Other Information

    Item 2.  Changes in Securities............................................10

    Item 6.  Exhibits and Reports on Form 8-K.................................10

Signatures....................................................................11

                         PART I - Financial Information

Item 1.  Financial Statements

                          FEI Company and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                         December 31,        March 29,
                                                                                1997             1998
                                                                         -----------      -----------
ASSETS                                                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                           $    16,394      $    17,129
     Receivables                                                              56,168           52,467
     Inventories (Note 3)                                                     37,807           40,647
     Deferred income taxes                                                     2,484            2,890
     Other                                                                     2,497            1,080
                                                                         -----------      -----------
         Total current assets                                                115,350          114,213

EQUIPMENT                                                                     19,246           20,355
LEASE AND NOTE RECEIVABLES                                                       946              825
OTHER ASSETS                                                                  47,480           45,662
                                                                         -----------      -----------
TOTAL                                                                    $   183,022      $   181,055
                                                                         ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $    15,984      $    13,927
     Current accounts with Philips (Note 4)                                    9,074           12,862
     Accrued payroll liabilities                                               3,248            2,684
     Accrued expenses & deferred income                                       18,206           19,016
     Other current liabilities                                                 5,742            5,484
                                                                         -----------      -----------
         Total current liabilities                                            52,254           53,973

LINE OF CREDIT                                                                17,844           12,801
LONG-TERM PROVISIONS                                                             491              835
DEFERRED INCOME TAXES                                                          7,544            7,957


SHAREHOLDERS' EQUITY:
     Preferred stock - 500,000 shares authorized;
         None issued and outstanding                                              --               --
     Common stock - 30,000,000 shares authorized;                            149,149          149,151
         18,077,793 and 18,078,337 shares issued and outstanding
          at December 31, 1997 and March 29, 1998, respectively
     Retained earnings                                                       (36,602)         (36,000)
     Cumulative foreign currency translation adjustment                       (7,658)          (7,662)
                                                                         -----------      -----------
         Total shareholders' equity                                          104,889          105,489
                                                                         -----------      -----------


TOTAL                                                                    $   183,022      $   181,055
                                                                         ===========      ===========

See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                      Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)


                                                                              Thirteen Weeks Ended
                                                                            March 30,        March 29,
                                                                                1997             1998
                                                                         -----------      -----------
NET SALES                                                                $    32,067      $    35,954

COST OF SALES                                                                 23,267           21,858
                                                                         -----------      -----------
   Gross profit                                                                8,800           14,096

OPERATING EXPENSES:
   Research and development costs                                              4,383            3,459
   Selling, general and administrative costs                                  10,398            8,859
   Amortization of intangibles                                                   256              634
   Purchased in-process research and development (Note 2)                     38,046               --
   Restructuring and reorganization costs (Note 5)                             2,478               --
                                                                         -----------      -----------
     Total operating expenses                                                 55,561           12,952

OPERATING INCOME (LOSS)                                                      (46,761)           1,144

OTHER EXPENSE, NET                                                               197              216
                                                                         -----------      -----------

INCOME (LOSS) BEFORE TAXES                                                   (46,958)             928

TAX EXPENSE (BENEFIT)                                                         (1,827)             326
                                                                         -----------      -----------

NET INCOME (LOSS)                                                        $   (45,131)     $       602
                                                                         ===========      ===========

PER SHARE DATA:
   Net income (loss) per share, basic                                    $     (3.46)     $      0.03
                                                                         ===========      ===========
   Net income (loss) per share, diluted                                  $     (3.46)     $      0.03
                                                                         ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                      13,037           18,078
                                                                         ===========      ===========
   Diluted                                                                    13,037           18,590
                                                                         ===========      ===========


See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                            Thirteen Weeks Ended
                                                                            March 30,        March 29,
                                                                                1997             1998
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                        $   (45,131)     $       602
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                                920            1,736
    Purchased in-process research and development                             38,046               --
    Other                                                                      8,538            8,940
                                                                         -----------      -----------
      Net cash provided by operating activities                                2,373           11,278

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                   (1,072)          (2,547)
   Investment in software development                                           (416)            (361)
   Net change in leases receivable                                               102              120
                                                                         -----------      -----------
     Net cash used in financing activities                                    (1,386)          (2,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                                            1,542           (5,043)
   Proceeds from exercise of stock options                                         3                2
   Net cash received from Philips                                              8,000               --
   Repayment of note to Philips                                                   --           (2,718)
                                                                         -----------      -----------
     Net cash provided by (used in) financing activities                       9,545           (7,759)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                           46                4
                                                                         -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     10,578              735

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    --           16,394
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    10,578      $    17,129
                                                                         ===========      ===========


See notes to consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture and market focused ion beam ("FIB") workstations, transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs") and components of these products. The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States and eight other countries, constituting a majority of the worldwide market for the Company's products. In addition, the Company's products are sold through distribution agreements with affiliates of Philips Electronics N.V. ("Philips") located in approximately 20 additional countries.

The Company's FIB workstations are sold primarily to semiconductor manufacturers and are used in the design, manufacture and testing of integrated circuits. The Company's electron microscope products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to semiconductor manufacturers.

Basis of Presentation - On February 21, 1997, FEI Company ("Pre-Combination FEI") acquired substantially all of the assets and liabilities of the electron optics business (the "PEO Operations") of Philips Industrial Electronics International B.V. ("PIE"), a wholly owned subsidiary of Philips (the "Combination"). The financial statements for periods prior to the Combination are presented as if the PEO Operations had existed as an entity separate from Philips during the periods presented and include the historical assets, liabilities, sales and expenses that are directly related to the PEO Operations.

Because the PEO Operations transferred were historically part of the Philips group, certain allocations of liabilities and expenses have been included in the financial statements. These liabilities and expenses were allocated using various methods depending upon the nature of the liability or expense. In the opinion of management, the methods used to allocate these liabilities and expenses to the PEO Operations are reasonable. The financial statements for the periods prior to the Combination are not necessarily indicative of the financial position and results of operations that would have occurred had the PEO Operations been a separate entity.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. In addition to the adjustments for normal recurring accruals, the Company recorded charges in the first quarter of 1997 of $38,046 associated with the purchase of in-process research and development, as a result of the Company's combination with PEO Operations. The Company also recorded a $2,478 restructuring and reorganization charge primarily associated with the relocation of the Company's Wilmington, Massachusetts manufacturing operations.


2.   THE COMBINATION

On February 21, 1997, Pre-Combination FEI acquired substantially all of the assets and liabilities of the PEO Operations. The PEO Operations were acquired in exchange for 9,728,807 newly issued shares of the Company's Common Stock, which constituted, when issued to PIE, 55% of the shares of Common Stock then outstanding. Because PIE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Company, the Combination was treated as a "reverse acquisition" for accounting and financial reporting purposes whereby purchase accounting was applied to the financial statements of Pre-Combination FEI. The 1997 results of operations reflect the results of the PEO operations through February 21, 1997, and the combined results of the Company from February 22, 1997 and thereafter.

The Company obtained an appraisal of the fair market value of the assets acquired to serve as a basis for allocation of the total purchase price of $122,872 to the various classes of assets. To determine the value of each of Pre-Combination FEI's product lines, projected product revenues, net of provision for operating expenses, income taxes and returns on requisite assets, were discounted to a present value. This approach was applied to existing technology as well as to research and development projects which had not been proven technologically feasible and which had not generated revenue as of the date of the Combination. As a result of this valuation, the fair values of existing technology and in process research and development of Pre-Combination FEI were determined to be $16,490 and $38,046, respectively.

The amortization periods for existing technology and goodwill have been established at 12 years and 15 years, respectively. It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies, or both, may be reduced due to competitive pressures or other factors.

In accordance with the Company's policy to expense research and development costs as incurred, a one-time charge of $38,046 for the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the Combination.


3.   INVENTORIES

Inventories consisted of the following:

                                                         December 31,            March 29,
                                                                1997                 1998
                                                       -------------        -------------
     Raw materials and assembled parts                 $      24,987        $      23,471
     Work in process                                          12,123               14,363
     Finished goods                                            5,998                8,329
                                                       -------------        -------------
       Total inventories                                      43,108               46,163
     Reserve for obsolete inventory                           (5,301)              (5,516)
                                                       -------------        -------------
       Net inventories                                 $      37,807        $      40,647
                                                       =============        =============


4.   CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. Most of the current account transactions relate to deliveries of goods.

Current accounts with Philips consisted of the following:

                                                         December 31,            March 29,
                                                                1997                 1998
                                                       -------------        -------------
     Current accounts receivable                       $       7,678        $       1,430
     Current accounts payable                                (16,752)             (14,292)
                                                       -------------        -------------
       Net                                             $      (9,074)       $     (12,862)
                                                       =============        =============

5.   RESTRUCTURING AND REORGANIZATION

In March 1997, the Company transferred its ElectroScan manufacturing activities to its manufacturing facility in Eindhoven, The Netherlands, and abandoned the majority of the technology acquired. Consequently, $1.5 million of goodwill attributable to the acquisition of the assets of ElectroScan Corporation was written off and charged to income in the first quarter of 1997, along with estimated severance costs for 11 ElectroScan employees, and other related costs.


6.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the current quarter. The primary component of comprehensive income not included in net income (loss) for the Company is the effect of foreign currency translation for the Company's foreign subsidiaries. Comprehensive income consisted of the following:

                                                             Thirteen Weeks Ended
                                                            March 30,            March 29,
                                                                1997                 1998
                                                       -------------        -------------
     Net income (loss) as reported                     $     (45,131)       $         602
     Effect of foreign currency translation                   (3,627)                  (4)
                                                       -------------        -------------
     Comprehensive income (loss)                       $     (48,758)       $         598
                                                       =============        =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                                   Thirteen Weeks Ended
                                                                 March 30,          March 29,
                                                                     1997               1998
                                                              -----------        -----------
     Net sales............................................         100.0%             100.0%
     Cost of sales........................................          72.6%              60.8%
                                                              -----------        -----------
       Gross profit.......................................          27.4%              39.2%
     Research and development costs.......................          13.7%               9.6%
     Selling, general and administrative costs............          32.4%              24.6%
     Amortization of intangibles..........................           0.8%               1.9%
     Purchased in-process research and
       development (Note 2)...............................         118.6%                --
     Restructuring and reorganization costs (Note 5)......           7.7%                --
                                                              -----------        -----------
       Operating income (loss)............................        (145.8%)              3.2%
     Other expense, net...................................           0.6%               0.6%
                                                              -----------        -----------
     Income (loss) before taxes...........................        (146.4%)              2.6%
     Tax expense (benefit)................................          (5.7%)              0.9%
                                                              -----------        -----------
     Net income (loss)....................................        (140.7%)              1.7%
                                                              ===========        ===========


Net sales. Net sales for the thirteen weeks ended March 29, 1998 increased $3.9 million (12.1%) compared to the corresponding period in 1997. The increase in sales was primarily attributable to the fact that the 1998 period includes net sales of the combined company, while the 1997 period includes the sales of the PEO Operations only through February 21, 1997 and the net sales of the combined company thereafter.

Sales outside the United States accounted for 50% and 68% of sales for the 1998 period and the 1997 period, respectively. The Company expects that sales outside the United States will continue to represent a significant percentage of its net sales.

Gross profit. Gross profit for the thirteen weeks ended March 29, 1998 increased $5.3 million (60.2%) compared to the corresponding period in 1997. Gross profit as a percentage of sales for the thirteen weeks ended March 29, 1998 increased to 39.2% from 27.4% for the corresponding period in 1997 primarily due to favorable shifts in product mix. In addition, the 1997 gross margin was lower due to the write-up of Pre-Combination FEI's inventory from cost to fair market value and the resulting increase in cost of goods sold. This write-up of Pre-Combination FEI's assets was a result of the reverse acquisition accounting applied to the Combination.

Research and development costs. Research and development costs decreased $924,000 (21.1%) for the thirteen weeks ended March 29, 1998 compared to the corresponding period in 1997. As a percentage of sales, research and development costs were 9.6% for the thirteen weeks ended March 29, 1998 compared to 13.7% for the corresponding period in 1997. The 1997 expense includes the write-off of $1.6 million of previously capitalized software development costs. Excluding the effect of the 1997 capitalized software write-off, research and development costs increased from 8.6% of sales in 1997 to 9.6% of sales in 1998.

Capitalized software development costs were $361,000 and $416,000 for the thirteen weeks ended March 29, 1998 and March 30, 1997, respectively. The Company is continuing to invest in internal development of software incorporated in electron microscopes and focused ion and electron beam products.

Selling, general and administrative costs. Selling, general and administrative costs for the thirteen weeks ended March 29, 1998 decreased $1.5 million (14.8%) compared to the corresponding period in 1997. Selling, general and administrative costs as a percentage of sales were 24.6% and 32.4% for the thirteen weeks ended March 29, 1998 and March 30, 1997, respectively. This decrease was attributable to $1.1 million in bad debts expenses recognized in the first quarter of 1997 and to the favorable effect of foreign currency exchange rate fluctuations from 1997 to 1998 which resulted in lower expense levels in the first quarter of 1998 after translation into U.S. dollars. These decreases were partially offset by the fact that the 1998 period includes expenses of the combined company, while the 1997 period includes the expenses of the PEO Operations only through February 21, 1997 and of the combined company thereafter.

Amortization of intangibles. Amortization of intangibles for the thirteen weeks ended March 29, 1998 increased $378,000 (147.7%) compared to the corresponding period in 1997. This increase reflects amortization of the intangibles resulting from the Combination for thirteen weeks in 1998 as compared to amortization for only five weeks in 1997.

Income tax expense. The effective income tax rate was 35% for the thirteen weeks ended March 29, 1998. The 1998 rate differs from the U.S. federal statutory tax rate of 34% primarily as a result of state and foreign taxes, the amortization of intangible assets not deductible for income tax purposes, and the favorable tax effect of the Company's use of a foreign sales corporation for exports from the U.S. The tax benefit recognized in the thirteen weeks ended March 30, 1997 is attributable to pretax operating losses in certain tax jurisdictions, offset by the nondeductible write-off of purchased in process research and development.


LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1998, the Company had total cash and cash equivalents of $17.1 million compared to $16.4 million at December 31, 1997. Cash provided by operating activities for the thirteen weeks ended March 29, 1998 was $11.3 million compared to $6.0 million for the thirteen weeks ended March 30, 1997. The primary reasons for the increase in cash from operating activities during the 1998 thirteen week period compared to the 1997 period were improved operating results.

Investing activities used $2.8 million during the thirteen weeks ended March 29, 1998 and $1.4 million during the thirteen weeks ended March 30, 1997, primarily due to acquisitions of equipment and investment in software development. The Company expects to continue to invest in plant and equipment and technology needed for future business requirements, as well as to invest in internally developed software for its products.

Financing activities used $7.8 million for the thirteen weeks ended March 29, 1998. These cash uses were primarily for net repayments under the Company's bank line of credit in the amount of $5.0 million as well as repayment of $2.7 million to Philips under an obligation incurred in conjunction with the Combination. During the comparable 1997 period, financing activities produced $9.5 million primarily resulting from net borrowings under the line of credit and cash advanced from Philips as part of the Combination.

The Company expects to continue to use cash to fund the growth of its operations. While the Company believes its cash and cash equivalents and borrowings available under its $25 million line of credit will be sufficient to fund operations during the near term, the Company intends to seek an increase in its borrowing capacity available under its line of credit agreement.


BACKLOG

The Company's backlog consists of purchase orders it has received for products it expects to ship within the next 12 months. The Company's backlog at March 29, 1998 was approximately $53 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of orders could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.

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


FORWARD-LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in plant and equipment and software development, the portions of the Company's sales consisting of international sales, and expected capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in plant and equipment and software development include, but are not limited to, downturns in the IC manufacturing market, lower than expected customer orders and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase the Company's capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.

                           Part II - Other Information

Item 2.  Changes in Securities

On February 21, 1997 (the "Combination Closing"), the Company combined with the electron optics business of Philips Electronics N.V. pursuant to a Combination Agreement dated November 15, 1996. At the Combination Closing, the Company issued 9,728,807 shares of its Common Stock to Philips Industrial Electronics International B.V., a Netherlands corporation ("PIE"), as consideration for all of the outstanding shares of Philips Electron Optics International B.V., a Netherlands corporation, and Philips Electron Optics, Inc., a Delaware corporation, both wholly owned subsidiaries of PIE immediately prior to the Combination Closing.

The Combination Agreement provides in relevant part that at the time of issuance by the Company of any shares of Common Stock upon the exercise of a stock option outstanding on the date of the Combination Closing, the Company is required to issue to PIE a number of additional shares of Common Stock such that the shares of Common Stock issued to PIE continue to represent 55% of the Outstanding Common Stock of the Company, as defined in the Combination Agreement. During the 13 weeks ended March 29, 1998 the Company issued 318 shares of its Common Stock to PIE pursuant to this provision of the Combination Agreement.

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

             27.1   Financial Data Schedule

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FEI COMPANY


Dated:  May 13, 1998                   WILLIAM G. LANGLEY
                                       -----------------------------------------
                                       William G. Langley
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial Officer)


                                       MARK V. ALLRED
                                       -----------------------------------------
                                       Mark V. Allred
                                       Controller (Principal Accounting Officer)

                                  Exhibit Index

Exhibit
  No.         Description
-------       -----------

 27.1         Financial Data Schedule