Form 10-Q
period 1998-06-28
FEI CO
filed 1998-08-12
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 28, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock outstanding as of August 10, 1998 was 18,081,464.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - June 28, 1998 (unaudited)
       and December 31, 1997................................................  1

     Condensed Consolidated  Statements of Operations (unaudited)
       Thirteen Weeks Ended June 28, 1998 and June 29, 1997 and
       Twenty-Six Weeks Ended June 28, 1998 and June 29, 1997 ..............  2

     Condensed Consolidated Statements of Cash Flows  (unaudited) -
       Twenty-Six Weeks Ended June 28, 1998 and June 29, 1997...............  3

     Notes to Consolidated Financial Statements (unaudited).................  4

   Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................................  7

Part II - Other Information

   Item 2.  Changes in Securities........................................... 12

   Item 4.  Submission of Matters to a Vote of Security Holders............. 12

   Item 5.  Other Information............................................... 14

   Item 6.  Exhibits and Reports on Form 8-K................................ 14

   Signatures............................................................... 15

                         PART I - Financial Information

Item 1. Financial Statements

                          FEI Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                            December 31,        June 28,
                                                                               1997               1998
                                                                          ---------------    ---------------
                                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $        16,394    $         8,600
   Receivables                                                                     56,168             52,261
   Inventories (Note 3)                                                            37,807             45,346
   Deferred income taxes                                                            2,484              2,902
   Other                                                                            2,497                881
                                                                          ---------------    ---------------
     Total current assets                                                         115,350            109,990

EQUIPMENT                                                                          19,246             21,823
LEASE AND NOTE RECEIVABLES                                                            946                777
OTHER ASSETS                                                                       47,480             45,482
                                                                          ---------------    ---------------
TOTAL                                                                     $       183,022    $       178,072
                                                                          ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                       $        15,984    $        13,259
   Current accounts with Philips (Note 4)                                           9,074              7,629
   Accrued payroll liabilities                                                      3,248              1,938
   Accrued expenses and deferred income                                            18,206             19,740
   Other current liabilities                                                        5,742              7,046
                                                                          ---------------    ---------------
      Total current liabilities                                                    52,254             49,612

LINE OF CREDIT                                                                     17,844             12,922
OTHER LIABILITIES                                                                     491                844
DEFERRED INCOME TAXES                                                               7,544              8,133

SHAREHOLDERS' EQUITY:
   Preferred stock - 500,000 shares authorized;
     None issued and outstanding                                                        -                  -
   Common stock - 30,000,000 shares authorized; 18,077,793
     and 18,079,683 shares issued and outstanding at December 31,
     1997 and June 28, 1998, respectively                                         149,149            149,159
   Accumulated deficit                                                            (36,602)           (34,983)
   Cumulative foreign currency translation adjustment                              (7,658)            (7,615)
                                                                          ---------------    ---------------
     Total shareholders' equity                                                   104,889            106,561
                                                                          ---------------    ---------------
TOTAL
                                                                          $       183,022    $       178,072
                                                                          ===============    ===============

See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)


                                                         Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                     ----------------------------   ----------------------------
                                                       June 29,        June 28,       June 29,        June 28,
                                                         1997            1998           1997            1998
                                                     ------------    ------------   -------------   ------------
NET SALES                                            $     43,958    $     44,922   $      76,025   $     80,876

COST OF SALES                                              25,909          27,850          49,176         49,708
                                                     ------------    ------------   -------------   ------------
   Gross profit                                            18,049          17,072          26,849         31,168

OPERATING EXPENSES:
   Research and development costs                           4,260           3,452           8,643          6,911
   Selling, general and administrative costs                9,300          10,912          19,698         19,771
   Amortization of intangibles                                681             624             937          1,258
   Purchased in-process research and development
     (Note 2)                                                  -               -           38,046             -
   Restructuring and reorganization costs (Note 5)             -               -            2,478             -
                                                     ------------    ------------   -------------   ------------
     Total operating expenses                              14,241          14,988          69,802         27,940

OPERATING INCOME (LOSS)                                     3,808           2,084         (42,953)         3,228

OTHER EXPENSE, NET                                             83             521             280            737
                                                     ------------    ------------   -------------   ------------

INCOME (LOSS) BEFORE TAXES                                  3,725           1,563         (43,233)         2,491

TAX EXPENSE (BENEFIT)                                       1,490             546            (337)           872
                                                     ------------    ------------   -------------   ------------

NET INCOME (LOSS)                                    $      2,235    $      1,017   $     (42,896)  $      1,619
                                                     ============    ============   =============   ============

PER SHARE DATA:
   Net income (loss) per share, basic                $       0.13    $       0.06   $       (2.79)  $       0.09
                                                     ============    ============   =============   ============
   Net income (loss) per share, diluted              $       0.12    $       0.06   $       (2.79)  $       0.09
                                                     ============    ============   =============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                   17,704          18,079          15,371         18,078
                                                     ============    ============   =============   ============
   Diluted                                                 18,372          18,345          15,371         18,383
                                                     ============    ============   =============   ============

See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                Twenty-Six Weeks Ended
                                                                          ----------------------------------
                                                                             June 29,           June 28,
                                                                               1997               1998
                                                                          ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $       (42,896)   $         1,619
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                2,462              3,474
       Purchased in-process research and development                               38,046                 -
       Other                                                                       17,749                (14)
                                                                          ---------------    ---------------
         Net cash provided by operating activities                                 15,361              5,079

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                        (4,411)            (4,659)
   Investment in software development                                                (893)              (796)
   Net change in leases receivable                                                   (350)               169
                                                                          ---------------    ---------------
     Net cash used in financing activities                                         (5,654)            (5,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on line of credit                                                 3,852             (4,922)
   Proceeds from exercise of stock options                                             71                 10
   Net cash received from Philips                                                   8,000                 -
   Repayment of note to Philips                                                        -              (2,718)
                                                                          ---------------    ---------------
     Net cash provided by (used in) financing activities                           11,923             (7,630)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                            (4,474)                43
                                                                          ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                        17,156             (7,794)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         -              16,394
                                                                          ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $        17,156    $         8,600
                                                                          ===============    ===============

See notes to consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture, market and service focused ion beam ("FIB") workstations, transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs") and components of these products. The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States and eight other countries, constituting a majority of the worldwide market for the Company's products. In addition, the Company's products are sold through distribution agreements with affiliates of Philips Electronics N.V. ("Philips") located in approximately 20 additional countries.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. In addition to the adjustments for normal recurring accruals, the Company recorded charges in the first quarter of 1997 of $38,046 associated with the purchase of in-process research and development, as a result of the Company's combination with PEO Operations. The Company also recorded a $2,478 restructuring and reorganization charge primarily associated with the relocation of the Company's Wilmington, Massachusetts manufacturing operations.

2.   THE COMBINATION

On February 21, 1997, Pre-Combination FEI acquired substantially all of the assets and liabilities of the PEO Operations in exchange for 9,728,807 newly issued shares of the Company's Common Stock, which constituted, when issued to PIE, 55% of the shares of Common Stock then outstanding. Because PIE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Company, the Combination was treated as a "reverse acquisition" for accounting and financial reporting purposes whereby purchase accounting was applied to the financial statements of Pre-Combination FEI. The 1997 results of operations reflect the results of the PEO operations through February 21, 1997, and the combined results of the Company from February 22, 1997 and thereafter.

The Company obtained an appraisal of the fair market value of the assets acquired to serve as a basis for allocation of the total purchase price of $122,872 to the various classes of assets. To determine the value of each of Pre-Combination FEI's product lines, projected product revenues, net of provision for operating expenses, income taxes and returns on requisite assets, were discounted to a present value. This approach was applied to existing technology as well as to research and development projects which had not been proven technologically feasible and which had not generated revenue as of the date of the Combination. As a result of this valuation, the fair values of existing technology and in-process research and development of Pre-Combination FEI were determined to be $16,490 and $38,046, respectively.

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


3.   INVENTORIES

Inventories consisted of the following:

                                                     December 31,         June 28,
                                                         1997               1998
                                                   -----------------  ----------------
Raw materials and assembled parts                  $          24,987  $         26,370
Work in process                                               12,123            13,019
Finished goods                                                 5,998            11,593
                                                   -----------------  ----------------
   Total inventories                                          43,108            50,982
Reserve for obsolete inventory                                (5,301)           (5,636)
                                                   -----------------  ----------------
   Net inventories                                 $          37,807  $         45,346
                                                   =================  ================

4.   CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. Most of the current account transactions relate to deliveries of goods.

Current accounts with Philips consisted of the following:

                                                     December 31,         June 28,
                                                         1997               1998
                                                   -----------------  ----------------
Current accounts payable                           $           7,678  $          8,137
Current accounts payable                                     (16,752)          (15,766)
                                                   -----------------  ----------------
   Net current accounts with Philips               $          (9,074) $         (7,629)
                                                   =================  ================

5.   ELECTROSCAN RESTRUCTURING AND REORGANIZATION

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


6.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. The primary component of comprehensive income not included in net income (loss) for the Company is the effect of foreign currency translation for the Company's foreign subsidiaries. Comprehensive income consisted of the following:

                                                 Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                           --------------------------------   -------------------------------
                                               June 29,         June 28,         June 29,         June 28,
                                                 1997             1998             1997             1998
                                           ----------------  --------------   ---------------   -------------
Net income (loss) as reported              $          2,235  $        1,017   $       (42,896)  $       1,619
Effect of foreign currency translation                 (847)             47            (4,474)             43
                                           ----------------  --------------   ---------------   -------------
   Comprehensive income (loss)             $          1,388  $        1,064   $       (47,370)  $       1,662
                                           ================  ==============   ===============   =============


7.   SUBSEQUENT EVENT

On July 29, 1998 the Company announced that it would take a charge in the third quarter of 1998 of approximately $6.4 million for restructuring. The restructuring charge is being taken to consolidate operations, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company anticipates that the restructuring will eliminate approximately 160 positions worldwide, or about 15% of its work force, beginning in August 1998 and extending through 1999. The charge primarily represents the cost of providing severance, outplacement assistance, and associated benefits to affected employees, as well as transitional costs for outsourcing certain activities.

On July 29, 1998 the Company also announced that it would take charges in the third quarter of 1998 totaling approximately $8.0 million for asset valuation and reserve adjustments. These charges primarily relate to management decisions, taken in light of recent market conditions, to eliminate unproductive assets, redirect a portion of the Company's research and development efforts, and reconfigure certain products resulting in increased inventory reserves for obsolescence.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                         Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                   --------------------------------   -------------------------------
                                                      June 29,          June 28,         June 29,         June 28,
                                                        1997              1998             1997             1998
                                                   ---------------   --------------   --------------    -------------
Net sales........................................           100.0%           100.0%           100.0%           100.0%
Cost of sales....................................            58.9%            62.0%            64.7%            61.5%
                                                   ---------------   --------------   --------------    -------------
   Gross profit..................................            41.1%            38.0%            35.3%            38.5%
Research and development costs...................             9.7%             7.7%            11.4%             8.5%
Selling, general and administrative costs........            21.2%            24.3%            25.9%            24.4%
Amortization of intangibles......................             1.5%             1.4%             1.2%             1.6%
Purchased in-process research and development
   (Note 2)                                                      -                -            50.0%                -
Restructuring and reorganization costs (Note 5)..                -                -             3.3%                -
                                                   ---------------   --------------   --------------    -------------
   Operating income (loss).......................             8.7%             4.6%           (56.5%)            4.0%
Other expense, net...............................             0.2              1.2%             0.4%             0.9%
                                                   ---------------   --------------   --------------    -------------
Income (loss) before taxes.......................             8.5%             3.5%           (56.9%)            3.1%
Tax expense (benefit)............................             3.4%             1.2%            (0.4%)            1.1%
                                                   ---------------   --------------   --------------    -------------
Net income (loss)................................             5.1%             2.3%           (56.4%)            2.0%
                                                   ===============   ==============   ==============    =============


Net sales. Net sales for the thirteen weeks ended June 28, 1998 increased $964,000 (2.2%) and for the twenty-six weeks ended June 28, 1998 increased $4.9 million (6.4%) compared to the corresponding periods in 1997. The increase in sales for the comparable thirteen-week periods is primarily the result of increases in sales of components. The increase in sales for the twenty-six week period was primarily attributable to the fact that the 1998 period includes net sales of the combined company, while the 1997 period includes net sales of the PEO Operations only through February 21, 1997 and net sales of the combined company thereafter.

Sales outside the United States accounted for 53% of sales for the twenty-six weeks ended June 28, 1998 and 62% of sales for the twenty-six weeks ended June 29, 1997. The Company expects that sales outside the United States will continue to represent a significant percentage of its net sales. Sales to European customers represented approximately 30% of net sales, while sales to the Asia Pacific Region ("APR") represented approximately 18% of net sales for the first half of 1998. Recent economic events in Asia may have a negative impact on the Company's sales to APR during the second half of 1998.

In addition, the Company sells a significant portion of its products to semiconductor manufacturers. The semiconductor manufacturing industry is currently experiencing a world-wide downturn, including manufacturing over-capacity. Several leading companies in this industry have announced plans to slow down or cancel planned equipment purchases, which may have a negative impact on the Company's sales to this market sector during the second half of 1998.

Gross profit. Gross profit for the thirteen weeks ended June 28, 1998 decreased $977,000 (5.4%) and for the twenty-six weeks ended June 28, 1998 increased $4.3 million (16.1%) compared to the corresponding periods in 1997. The changes in gross profit as a percentage of sales are primarily the result of shifts in product mix. In addition, gross profit as a percentage of sales for the twenty-six weeks ended June 29, 1997 was lower due to the write-up of Pre-Combination FEI's inventory from cost to fair market value and the resulting increase in cost of goods sold. This write-up of Pre-Combination FEI's assets was a result of the reverse acquisition accounting applied to the Combination.

Research and development costs. Research and development costs for the thirteen weeks ended June 28, 1998 decreased $808,000 (19.0%) and for the twenty-six weeks ended June 28, 1998 decreased $1.7 million (20.0%) compared to the corresponding periods in 1997. As a percentage of sales, research and development costs were 7.7% for the thirteen weeks ended June 28, 1998 and 8.5% for the twenty-six weeks ended June 28, 1998 compared to 9.7% and 11.4% for the corresponding periods in 1997. The 1997 expense includes the write-off of $1.6 million of previously capitalized software development costs. Excluding the effect of the 1997 capitalized software write-off, research and development costs were generally comparable for the twenty-six week periods.

Selling, general and administrative costs. Selling, general and administrative costs for the thirteen weeks ended June 28, 1998 increased $1.6 million (17.3%) and for the twenty-six weeks ended June 28, 1998 increased $73,000 (0.4%) compared to the corresponding periods in 1997. As a percentage of sales, selling, general and administrative costs were 24.3% for the thirteen weeks ended June 28, 1998 and 24.4% for the twenty-six weeks ended June 28, 1998 compared to 21.2% and 25.9% for the corresponding periods in 1997. The increase in the thirteen-week period of 1998 is primarily attributable to higher sales commissions recognized on instruments sold through distributors. Selling, general and administrative costs for the 1998 and 1997 twenty-six week periods were, however, comparable, although the 1997 period includes the expenses of the PEO Operations only through February 21, 1997 and of the combined company thereafter. The first quarter of 1997 includes $1.1 million in bad debt expenses.

Amortization of intangibles. Amortization of intangibles for the twenty-six weeks ended June 28, 1998 increased $321,000 (34.3%) compared to the corresponding period in 1997. This increase reflects amortization of the intangibles resulting from the Combination for twenty-six weeks in 1998 as compared to amortization for only eighteen weeks in 1997.

Income tax expense. The effective income tax rate was 35% for the thirteen weeks and twenty-six weeks ended June 28, 1998. The 1998 rate differs from the U.S. federal statutory tax rate of 34% primarily as a result of state and foreign taxes, the amortization of intangible assets not deductible for income tax purposes, and the favorable tax effect of the Company's use of a foreign sales corporation for exports from the U.S. The tax benefit recognized in the twenty-six weeks ended June 29, 1997 is attributable to pretax operating losses in certain tax jurisdictions, offset by the nondeductible write-off of purchased in process research and development.

Subsequent event. On July 29, 1998 the Company announced that it would take a charge in the third quarter of 1998 of approximately $6.4 million for restructuring. The restructuring charge is being taken to consolidate operations, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company anticipates that the restructuring will eliminate approximately 160 positions worldwide, or about 15% of its work force, beginning in August 1998 and extending through 1999. The charge primarily represents the cost of providing severance, outplacement assistance, and associated benefits to affected employees, as well as transitional costs for outsourcing certain activities.

On July 29, 1998 the Company also announced that it would take charges in the third quarter of 1998 totaling approximately $8.0 million for asset valuation and reserve adjustments. These charges primarily relate to management decisions, taken in light of recent market conditions, to eliminate unproductive assets, redirect a portion of the Company's research and development efforts, and reconfigure certain products resulting in increased inventory reserves for obsolescence.


LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1998, the Company had total cash and cash equivalents of $8.6 million compared to $16.4 million at December 31, 1997. Cash provided by operating activities for the twenty-six weeks ended June 28, 1998 was $5.1 million compared to $15.4 million for the twenty-six weeks ended June 29, 1997. The primary reasons for the decrease in cash flows from operating activities during the 1998 twenty-six week period compared to the 1997 period were fluctuations in receivables, inventories, accounts payable, and other working capital components.

Investing activities used $5.3 million during the twenty-six weeks ended June 28, 1998 and $5.7 million during the twenty-six weeks ended June 29, 1997, primarily due to acquisitions of equipment and investment in software development. The Company expects to continue to invest in plant and equipment and technology needed for future business requirements, as well as to invest in internally developed software for its products.

Financing activities used $7.6 million for the twenty-six weeks ended June 28, 1998. These cash uses were primarily for net repayments under the Company's bank line of credit in the amount of $4.9 million as well as repayment of $2.7 million to Philips under an obligation incurred in conjunction with the Combination. During the comparable 1997 period, financing activities provided $11.9 million primarily resulting from net borrowings under the line of credit and cash advanced from Philips as part of the Combination.

The Company expects to continue to use cash to fund the growth of its operations. While the Company believes its cash and cash equivalents and borrowings available under its $25 million line of credit will be sufficient to fund operations during the near term, the Company intends to seek an increase in its borrowing capacity available under its line of credit agreement.

BACKLOG

The Company's backlog consists of purchase orders it has received for products it expects to ship within the next 12 months. The Company's backlog at June 28, 1998 was approximately $51 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of orders could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.


YEAR 2000 COMPUTER SYSTEM IMPACT

The Company has completed (i) an inventory of Year 2000 issues related to its business, (ii) an analysis of the business impact of those issues, other than Year 2000 compliance by each of its suppliers and (iii) defined a strategy for resolving Year 2000 problems expected to affect the Company. In the second half of 1998 the Company will solicit information from its suppliers on their Year 2000 readiness and work on execution of the Company's Year 2000 strategy. In 1999 the Company expects to complete plans for risk management and any contingency plans determined to be necessary.

The Company has assessed the Year 2000 compliance of each of the products currently manufactured and sold by the Company. The Company believes each of those products and their component parts is Year 2000 compliant except certain workstation models which use a Windows 3.11 operating system. The date recognition deficiencies of this system can be remedied with a patch available from Microsoft Corporation and, in any event, do not effect the core functions of those products.

The Company has also analyzed its internal manufacturing control, accounting and information management systems and determined that those systems have no material Year 2000 compliance deficiencies. In this analysis, the Company has assumed that basic public utilities such as gas, electric and telephone services will continue to be available for operations of the Company on and after January 1, 2000 in the U.S., The Netherlands and the Czech Republic. If this assumption proves incorrect, the operations of the affected manufacturing location would be materially adversely affected for the duration of the utility interruption.

In the third and fourth quarters of 1998 the Company will require each of its suppliers of parts and services to provide information to the Company about that entity's anticipated Year 2000 compliance. Until that information is received, the Company cannot complete that phase of the Company's Year 2000 assessment. To date, the Company has not received notice of or become aware of a material Year 2000 deficiency by a supplier.

At this time, the Company believes costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's ancillary systems, will not have a material impact on the Company's results of operations or financial condition. This analysis may be modified as the Company receives responses from its parts and services suppliers.

FORWARD-LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in plant and equipment and software development, the portions of the Company's sales consisting of international sales, expected capital requirements, and year 2000 compliance by the Company and its customers and suppliers constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in plant and equipment and software development include, but are not limited to, downturns in the IC manufacturing market, lower than expected customer orders and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase the Company's capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.

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

The Combination Agreement provides in relevant part that at the time of issuance by the Company of any shares of Common Stock upon the exercise of a stock option outstanding on the date of the Combination Closing, the Company is required to issue to PIE a number of additional shares of Common Stock such that the shares of Common Stock issued to PIE continue to represent 55% of the Outstanding Common Stock of the Company, as defined in the Combination Agreement. During the twenty-six weeks ended June 28, 1998 the Company issued 595 shares of its Common Stock to PIE pursuant to this provision of the Combination Agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On May 21, 1998 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 18,078,614 shares of Common Stock were issued and outstanding.

     1. The shareholders elected each of Alfred B. Bok, William E. Curran, William G. Langley, Theo J.H.J. Sonnemans, Lynwood W. Swanson, Lloyd R. Swenson, Karel D. van der Mast, Donald R. VanLuvanee and William A. Whitward by the votes indicated below, to serve on the Company's Board of Directors for the ensuing year:

        Alfred B. Bok
        -------------
                            16,727,934    shares in favor
                                42,087    shares against or withheld

        William E. Curran
        -----------------
                            16,728,534    shares in favor
                                41,487    shares against or withheld

        William G. Langley
        ------------------
                            16,729,234    shares in favor
                                40,787    shares against or withheld

        Theo J.H.J.Sonnemans
        --------------------
                            16,727,834    shares in favor
                                42,187    shares against or withheld

        Dr. Lynwood W. Swanson
        ----------------------
                            16,730,334    shares in favor
                                39,687    shares against or withheld

        Lloyd R. Swenson
        ----------------
                            16,730,334    shares in favor
                                39,687    shares against or withheld

        Karel D. van der Mast
        ---------------------
                            16,728,634    shares in favor
                                41,387    shares against or withheld

        Donald R. VanLuvanee
        --------------------
                            16,728,334    shares in favor
                                41,687    shares against or withheld

        William A. Whitward
        -------------------
                            16,729,234    shares in favor
                                40,787    shares against or withheld.


     2. The shareholders voted to amend the Company's 1995 Stock Incentive Plan
(i) to increase the total number of shares of Common Stock of the Company reserved for issuance under the Plan from 1,300,000 to 1,600,000, (ii) to increase the automatic annual grant of stock options to each "independent director" from 1,000 in each calendar year to 3,000, and (iii) to reapprove the per-employee limits on grants of options and stock appreciation rights under the Plan, by the votes indicated below:

                            16,266,258    shares in favor
                               477,641    shares against or withheld
                                26,122    abstain.

     3 The shareholders voted to approve the Company's Employee Share Purchase Plan, by the votes indicated below:

                            16,685,854    shares in favor
                                69,282    shares against or withheld
                                14,885    abstain.

Item 5. Other Information

In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after March 10, 1999 (45 days prior to the month and date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive offices of the Company no later than December 24, 1998.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.2     1995 Stock Incentive Plan, as amended
         27.1     Financial Data Schedule

     (b) Reports on Form 8-K

                  None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FEI COMPANY


Dated:  August 12, 1998                /s/ WILLIAM G. LANGLEY
                                       -----------------------------------------
                                       William G. Langley
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial Officer)


                                       /s/ MARK V. ALLRED
                                       -----------------------------------------
                                       Mark V. Allred
                                       Controller (Principal Accounting Officer)