Form 10-Q
period 1998-09-30
FEI CO
filed 1998-11-12
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 27, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares of Common Stock outstanding as of November 6, 1998 was 18,160,808.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----

Part I - Financial Information

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets - September 27, 1998
      (unaudited) and December 31, 1997...................................... 1

    Condensed Consolidated  Statements of Operations (unaudited)
      Thirteen Weeks Ended September 27, 1998 and September 28, 1997 and
      Thirty-Nine Weeks Ended September 27, 1998 and September 28, 1997 ..... 2

    Condensed Consolidated Statements of Cash Flows (unaudited) -
      Thirty-Nine Weeks Ended September 27, 1998 and September 28, 1997.......3

    Notes to Condensed Consolidated Financial Statements (unaudited)......... 4

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................... 8

Part II - Other Information

  Item 2. Changes in Securities..............................................12

  Item 5. Other Information..................................................12

  Item 6. Exhibits and Reports on Form 8-K...................................12

  Signatures.................................................................13

                         PART I - Financial Information

Item 1. Financial Statements

                          FEI Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                 December 31,    September 27,
                                                     1997            1998
                                                 ------------    -------------
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $   16,394      $   21,783
   Receivables                                        56,168          48,137
   Inventories (Note 3)                               39,207          45,640
   Deferred income taxes                               2,484           6,718
   Other                                               2,497             912
                                                  ----------      ----------
     Total current assets                            116,750         123,190

EQUIPMENT                                             19,246          21,732
LEASE AND NOTE RECEIVABLES                               946             632
OTHER ASSETS (Note 4)                                 46,080          39,471
                                                  ----------      ----------
TOTAL  $                                          $  183,022      $  185,025
                                                  ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                               $   15,984      $   12,239
   Current accounts with Philips (Note 5)              9,074          21,090
   Accrued payroll liabilities                         3,248           3,182
   Accrued expenses and deferred income (Note 6)      18,206          22,868
   Accrued restructuring costs (Note 9)                  -             4,218
   Other current liabilities                           5,742           8,742
                                                  ----------      ----------
     Total current liabilities                        52,254          72,339

LINE OF CREDIT (Note 7)                               17,844           9,723
OTHER LIABILITIES (Note 6)                               491           3,009
DEFERRED INCOME TAXES                                  7,544           5,088

SHAREHOLDERS' EQUITY:
   Preferred stock - 500,000 shares authorized;
     None issued and outstanding                         -               -
   Common stock - 30,000,000 shares authorized;
     18,077,793 and 18,160,808 shares issued
     and outstanding at December 31, 1997 and
     September 27, 1998, respectively                149,149         149,581
   Accumulated deficit                               (36,602)        (48,550)
   Cumulative foreign currency
     translation adjustment                           (7,658)         (6,165)
                                                  ----------      ----------
     Total shareholders' equity                      104,889          94,866
                                                  ----------      ----------

TOTAL                                             $  183,022     $   185,025
                                                  ==========      ==========


See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                        (In thousands, except share data)
                                   (Unaudited)


                                              Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                             ----------------------    -----------------------
                                             Sept. 28,    Sept. 27,    Sept. 28,      Sept. 27,
                                               1997         1998         1997           1998
                                             ---------    ---------    ---------     ----------

NET SALES                                    $  39,036    $  42,440     $ 115,061     $ 123,316

COST OF SALES (Notes 3, 4 and 6)                22,412       36,564        71,588        86,272
                                             ---------    ---------     ---------     ---------
   Gross profit                                 16,624        5,876        43,473        37,044

OPERATING EXPENSES:
  Research and development costs (Note 8)        3,370        8,075        12,013        14,986
  Selling, general and administrative costs      8,872        9,579        28,570        29,350
  Amortization of intangibles                      530          629         1,467         1,887
  Purchased in-process research and
    development (Note 2)                           -            -          38,046           -
  Restructuring and reorganization
    costs (Note 9)                                 -          4,957         2,478         4,957
                                             ---------    ---------     ---------     ---------
     Total operating expenses                   12,772       23,240        82,574        51,180

OPERATING INCOME (LOSS)                          3,852      (17,364)      (39,101)      (14,136)

OTHER INCOME (EXPENSE):
  Valuation adjustment (Note 4)                    -         (3,267)          -          (3,267)
  Other                                            231         (242)          (49)         (979)
                                             ---------    ---------     ---------    ----------
    Total other income (expense)                   231       (3,509)          (49)       (4,246)

INCOME (LOSS) BEFORE TAXES                       4,083      (20,873)      (39,150)      (18,382)

TAX EXPENSE (BENEFIT)                            1,634       (7,306)        1,297        (6,434)
                                             ---------    ---------     ---------     ---------

NET INCOME (LOSS)                            $   2,449    $ (13,567)    $  40,447)    $ (11,948)
                                             =========    =========     =========     =========

PER SHARE DATA:
  Net income (loss) per share, basic         $    0.14    $   (0.75)    $   (2.50)    $   (0.66)
                                             =========    =========     =========     =========
  Net income (loss) per share, diluted       $    0.13    $   (0.75)    $   (2.50)    $   (0.66)
                                             =========    =========     =========     =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                         17,890       18,105        16,177        18,087
                                             =========    =========     =========     =========
  Diluted                                       19,586       18,105        16,177        18,087
                                             =========    =========     =========     =========


See notes to consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                            Thirty-Nine Weeks Ended
                                                            -----------------------
                                                        September 28,     September 27,
                                                            1997              1998
                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $   (40,447)      $   (11,948)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation and amortization                           4,185             5,953
      Purchased in-process research and development          38,046               -
      Other                                                   8,797            27,805
                                                        -----------       -----------
        Net cash provided by operating activities            10,581            21,810


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                   (9,728)           (6,611)
  Investment in software development                         (1,215)           (1,210)
  Net change in leases receivable                              (278)              314
                                                        -----------       -----------
    Net cash used in investing activities                   (11,221)           (7,507)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on line of credit                               (247)           (8,121)
  Proceeds from exercise of stock options                     1,700               432
  Net cash received from Philips                              8,000               -
  Repayment of note to Philips                                  -              (2,718)
                                                        -----------       -----------
    Net cash provided by (used in) financing activities       9,453           (10,407)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                      (5,272)            1,493
                                                        -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     3,541             5,389

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  -              16,394
                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $     3,541       $    21,783
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

                          FEI COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture, market and service focused ion beam ("FIB") imaging workstations, transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), "DualBeam" systems using these technologies in combination, and components of these products. The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States and eight other countries, constituting a majority of the worldwide market for the Company's products. In addition, the Company's products are sold through distribution agreements with affiliates of Philips Electronics N.V. ("Philips") located in approximately 20 additional countries. The Company also sells its products through independent representatives in certain countries.

The Company's FIB workstations and DualBeam systems are sold primarily to semiconductor manufacturers and to thin film head manufacturers in the data storage industry, and are used in the design, manufacture and testing of integrated circuits and thin film heads. The Company's electron microscope products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to semiconductor and thin film head manufacturers.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. In addition to the adjustments for normal recurring accruals and changes in estimates, the Company recorded pre-tax charges totaling $21,871 for restructuring and reorganization, as well as various valuation and reserve adjustments, in the third quarter of 1998. In addition, the Company recorded charges in the first quarter of 1997 of $38,046 associated with the purchase of in-process research and development, as a result of the Company's combination with PEO Operations. The Company also recorded a $2,478 restructuring and reorganization charge in the first quarter of 1997 primarily associated with the relocation of the Company's Wilmington, Massachusetts manufacturing operations. See Note 9.

Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform to the current year presentation.

2. THE COMBINATION

On February 21, 1997, FEI Company ("Pre-Combination FEI") acquired substantially all of the assets and liabilities of the electron optics business (the "PEO Operations") of Philips Business Electronics International B. V. ("PBE"), a wholly owned subsidiary of Philips (the "Combination"). Pre-Combination FEI acquired the PEO Operations in exchange for 9,728,807 newly issued shares of the Company's Common Stock, which constituted, when issued to PBE, 55% of the shares of Common Stock then outstanding. Because PBE acquired control of the Company by acquiring 55% of the outstanding voting securities of the Company, the Combination was treated as a "reverse acquisition" for accounting and financial reporting purposes whereby purchase accounting was applied to the financial statements of Pre-Combination FEI. The 1997 results of operations reflect the results of the PEO operations through February 21, 1997, and the combined results of the Company from February 22, 1997 and thereafter.

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

3. INVENTORIES

Inventories consisted of the following:

                                             December 31,     September 27,
                                                 1997              1998
                                             ------------     -------------
Raw materials and assembled parts            $     24,987     $      22,704
Work in process                                    12,123            15,699
Finished goods                                      5,998            11,742
                                             ------------     -------------
   Total inventories                               43,108            50,145
Reserve for obsolete inventory                     (3,901)           (4,505)
                                             ------------     -------------
   Net inventories                           $     39,207     $      45,640
                                             ============     =============

During the thirteen weeks ended September 27, 1998 the Company recognized charges in cost of sales totaling $1,286 for inventory write-offs and obsolescence reserves. These charges related primarily to planned product upgrades and are reflected in the reserve for obsolete inventory as of September 27, 1998.

4. OTHER ASSETS

Other assets consisted of the following:

                                                                     December 31,     September 27,
                                                                         1997              1998
                                                                     ------------     -------------
Non-current service inventories, net of obsolescence reserves
  of $3,862 and $6,410, respectively                                 $      8,635     $       6,497
Capitalized software development costs, net of amortization
  of $111 and $421, respectively                                            2,059             2,679
Goodwill, net of amortization of $951 and $1,807 respectively              16,171            15,273
Existing technology, net of amortization of $1,145 and $2,176,
  respectively                                                             15,345            14,314
Patents, net of amortization of $18 and $34, respectively                     303               287
Investment in Norsam                                                        3,267               -
Deposits and other                                                            300               421
                                                                     ------------     -------------
   Net other assets                                                  $     46,080     $      39,471
                                                                     ============     =============

During the thirteen weeks ended September 27, 1998 the Company recognized charges in cost of sales totaling $3,106 for non-current service inventory write-offs and obsolescence reserves related to the Company's U.S. service business. These charges reflect the consolidation of the U.S. service operations in Hillsboro, Oregon and the related closure of the Company's former U.S. TEM and SEM service headquarters in Mahwah, New Jersey.

The Company owns 500,000 shares of Norsam Technologies, Inc. ("Norsam") Series A Preferred Stock it initially received in exchange for three FIB workstations sold to Norsam by Pre-Combination FEI in 1996. In September 1998, management determined that the carrying value of its cost-method investment in Norsam was impaired, and, accordingly, recorded a valuation adjustment of $3,267 during the third quarter of 1998.

5. CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. The current account transactions relate to intercompany purchases of goods and services.

Current accounts with Philips consisted of the following:

                                        December 31,     September 28,
                                            1997              1998
                                        ------------     -------------
Current accounts receivable             $      7,678     $       3,257
Current accounts payable                     (16,752)          (24,347)
                                        ------------     -------------
   Net current accounts with Philips    $     (9,074)    $     (21,090)
                                        ============     =============

6. ACCRUED EXPENSES AND DEFERRED INCOME

During the thirteen weeks ended September 27, 1998 the Company re-evaluated an upgrade program undertaken primarily to replace certain third party manufactured components within the installed base in a TEM product series. In addition, certain upgrades are planned for selected FIB products. A charge to cost of sales of $3,751 was recognized to reflect the decision to proceed with these upgrade programs. As of September 27, 1998, $1,614, representing the estimated cost of the programs over the next twelve months, is included in accrued expenses and deferred income. The $2,137 non-current portion of the estimated cost is included in other liabilities.

During 1998 the Company has sold an increasing number of in-line FIB and DualBeam systems used in the manufacturing process, which necessitate a higher level of warranty support than do systems used in laboratories. During the third quarter of 1998 the Company evaluated its reserve for estimated warranty costs and recorded an additional charge to cost of sales and increase in warranty reserves of $1,383.

7. LINE OF CREDIT

Under terms of the line of credit agreement, the Company must maintain certain financial ratios and covenants. As of September 27, 1998, the Company was in violation of certain of these covenants. The Company's bank has waived these covenant violations and in November 1998 the Company executed an amendment to its loan agreement.

8. RESEARCH AND DEVELOPMENT COSTS

During the thirteen weeks ended September 27, 1998 the Company's development program for its next generation platform technology reached the working prototype stage. This technology was developed by an affiliate of Philips under a successful efforts development contract. The $3,581 cost of this program was charged to research and development costs in the thirteen weeks ended September 27, 1998 when the prototypes were completed and the obligation was incurred.

9. RESTRUCTURING AND REORGANIZATION

On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company plans to eliminate approximately 160 positions worldwide, or about 15% of its work force as of July 29, 1998. The charge of $4,957 recognized in the thirteen weeks ended September 27, 1998 primarily represents the cost of providing severance, outplacement assistance, and associated benefits to affected employees. Of this charge, $4,218 remains as a liability at September 27, 1998. Additional charges totaling approximately $1,500 are expected to be recorded as they are incurred through June 1999 for transitional costs of consolidating operations and outsourcing certain activities.

In March 1997, the Company transferred its ElectroScan manufacturing activities to its manufacturing facility in Eindhoven, The Netherlands, and abandoned the majority of the technology acquired. Consequently, $1.5 million of goodwill attributable to the acquisition of the assets of ElectroScan Corporation was written off and charged to income in the first quarter of 1997, along with estimated severance costs for 11 ElectroScan employees, and other related costs. There are no remaining liabilities from this March 1997 activity reflected in the Company's balance sheets at December 31, 1997 or September 27, 1998.

10. COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. The primary component of comprehensive income not included in net income (loss) for the Company is the effect of foreign currency translation for the Company's foreign subsidiaries. Comprehensive income consisted of the following:

                                              Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                             ----------------------    -----------------------
                                             Sept. 28,    Sept. 27,    Sept. 28,      Sept. 27,
                                               1997         1998         1997           1998
                                             ---------    ---------    ----------    ----------
Net income (loss) as reported                $   2,449    $ (13,567)    $ (40,447)   $  (11,948)
Effect of foreign currency translation            (519)         943        (3,427)          970
                                             ---------    ---------     ---------    ----------
   Comprehensive income (loss)               $   1,930    $ (12,624)    $ (43,874)   $  (10,978)
                                             =========    =========     =========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                              Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                             ----------------------    -----------------------
                                             Sept. 28,    Sept. 27,    Sept. 28,      Sept. 27,
                                               1997         1998         1997           1998
                                             ---------    ---------    ---------     ----------
Net sales.................................   100.0%       100.0%       100.0%        100.0%
Cost of sales.............................    57.4%        86.2%        62.2%         70.0%
                                             ------       ------       ------        ------
   Gross profit...........................    42.6%        13.8%        37.8%         30.0%
Research and development costs............     8.6%        19.0%        10.4%         12.2%
Selling, general and administrative costs.    22.7%        22.6%        24.8%         23.8%
Amortization of intangibles...............     1.4%         1.5%         1.3%          1.5%
Purchased in-process research and
   development............................       -            -         33.1%            -
Restructuring and reorganization costs....       -         11.7%         2.2%          4.0%
                                             ------       ------       ------        ------
   Operating income (loss)................     9.9%       (40.9%)       34.0%)       (11.5%)
Total other income (expense)..............     0.6%        (8.3%)        0.0%         (3.4%)
                                             ------       ------       ------        ------
Income (loss) before taxes................    10.5%       (49.2%)      (34.0%)       (14.9%)
Tax expense (benefit).....................     4.2%       (17.2%)        1.1%         (5.2%)
                                             ------       ------       ------        ------
Net income (loss).........................     6.3%       (32.0%)      (35.2%)        (9.7%)
                                             ======       ======       ======        ======

Net sales. Net sales for the thirteen weeks ended September 27, 1998 increased $3.4 million (8.7%) and for the thirty-nine weeks ended September 27, 1998 increased $8.3 million (7.2%) compared to the corresponding periods in 1997. The increase in sales for the comparable thirteen week periods is primarily the result of increases in sales of FIB, TEM and SEM systems. The increase in sales for the thirty-nine week period was affected by the fact that the 1998 period includes net sales of the combined company, while the 1997 period includes net sales of the PEO Operations only through February 21, 1997 and net sales of the combined company thereafter. Sales of components and FIB systems increased while sales of TEM and SEM products decreased during the thirty-nine week period of 1998 compared to the same period in 1997.

Sales outside the United States accounted for 53% of sales for the thirty-nine weeks ended September 27, 1998 and 65% of sales for the thirty-nine weeks ended September 28, 1997. The Company expects that sales outside the United States will continue to represent a significant percentage of its net sales. Sales to European customers represented approximately 29% of net sales, while sales to the Asia Pacific Region ("APR") represented approximately 20% of net sales for the first three quarters of 1998. If the recent negative economic events in Asia persist or worsen, they could have a negative impact on the Company's sales to APR during 1999.

In addition, the Company sells a significant portion of its products to semiconductor manufacturers. The semiconductor manufacturing industry is currently experiencing a worldwide downturn, including manufacturing over-capacity. Several leading companies in this industry have announced plans to slow down or cancel planned equipment purchases, which may have a negative impact on the Company's sales to this market sector during 1999.

Gross profit. Gross profit for the thirteen weeks ended September 27, 1998 decreased $10.7 million (64.7%) and for the thirty-nine weeks ended September 27, 1998 decreased $6.4 million (14.8%) compared to the corresponding periods in 1997. During the thirteen weeks ended September 27, 1998, the Company recognized charges totaling $9.5 million in cost of sales for inventory write-offs, obsolescence reserves, reserves for product upgrades, and increased warranty reserves. Excluding the effect of these charges, the gross profit as a percentage of sales would have been 36.3% for the thirteen weeks ended September 27, 1998.

In addition, the write-up of Pre-Combination FEI's inventory from cost to fair market value and the resulting increase in cost of goods sold had a negative impact on gross profit as a percentage of sales for the thirty-nine weeks ended September 28, 1997. This write-up of Pre-Combination FEI's assets was a result of the reverse acquisition accounting applied to the Combination.

Research and development costs. Research and development costs for the thirteen weeks ended September 27, 1998 increased $4.7 million (139.6%) and for the thirty-nine weeks ended September 27, 1998 increased $3.0 million (24.7%) compared to the corresponding periods in 1997. As a percentage of sales, research and development costs were 19.0% for the thirteen weeks ended September 27, 1998 and 12.2% for the thirty-nine weeks ended September 27, 1998 compared to 8.6% and 10.4% for the corresponding periods in 1997. The thirteen weeks ended September 27, 1998 included a charge to research and development costs of $3.6 million for a contract development project that reached the working prototype stage of development during the quarter. The 1997 expense includes the write-off of $1.6 million of previously capitalized software development costs in the first quarter.

Selling, general and administrative costs. Selling, general and administrative costs for the thirteen weeks ended September 27, 1998 increased $0.7 million (8.0%) and for the thirty-nine weeks ended September 27, 1998 increased $0.8 million (2.7%) compared to the corresponding periods in 1997. As a percentage of sales, selling, general and administrative costs were 22.6% for the thirteen weeks ended September 27, 1998 and 23.8% for the thirty-nine weeks ended September 27, 1998 compared to 22.7% and 24.8% for the corresponding periods in 1997. The thirteen-week period of 1998 includes charges totaling $0.2 million related to the closure of the Company's Mahwah, New Jersey facility and the consolidation of U.S. service operations in Hillsboro, Oregon. The increase in selling, general and administrative costs for the 1998 thirty-nine week period was primarily attributable to the fact that the 1998 period includes the expenses of the combined company, while the 1997 period included the expenses of the PEO Operations only through February 21, 1997 and of the combined company thereafter. The first quarter of 1997 also included $1.1 million in bad debt expenses.

Amortization of intangibles. Amortization of intangibles for the thirty-nine weeks ended September 27, 1998 increased $0.4 million (28.6%) compared to the corresponding period in 1997. This increase reflects amortization of the intangibles resulting from the Combination for thirty-nine weeks in 1998 as compared to amortization for only thirty-one weeks in 1997.

Restructuring and reorganization costs. On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company plans to eliminate approximately 160 positions worldwide, or about 15% of its work force as of July 29, 1998. The charge of $5.0 million recognized in the thirteen weeks ended September 27, 1998 primarily represents the cost of providing severance, outplacement assistance, and associated benefits to affected employees. Of this charge, $4.2 million remains as a liability at September 27, 1998. Additional charges totaling $1.5 million are expected to be recorded as they are incurred through June 1999 for transitional costs of consolidating operations and outsourcing certain activities.

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

Other income (expense). In September 1998, management determined that the carrying value of its cost-method investment in Norsam was impaired, and, accordingly, recorded a $3.3 million valuation adjustment.

Income tax expense. The effective income tax rate was 35% for the thirteen weeks and thirty-nine weeks ended September 27, 1998. The 1998 rate differs from the U.S. federal statutory tax rate of 34% primarily as a result of state and foreign taxes, the amortization of intangible assets not deductible for income tax purposes, and the favorable tax effect of the Company's use of a foreign sales corporation for exports from the U.S. The tax expense recognized in the thirty-nine weeks ended September 28, 1997 is attributable to pretax operating losses in certain tax jurisdictions, offset by the nondeductible write-off of purchased in process research and development.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1998, the Company had total cash and cash equivalents of $21.8 million compared to $16.4 million at December 31, 1997. Cash provided by operating activities for the thirty-nine weeks ended September 27, 1998 was $21.8 million compared to $10.6 million for the thirty-nine weeks ended September 28, 1997. The primary reasons for the increase in cash flows from operating activities during the 1998 thirty-nine week period compared to the 1997 period were fluctuations in receivables, inventories, accounts payable, current accounts with Philips, and other working capital components.

Investing activities used $7.5 million during the thirty-nine weeks ended September 27, 1998 and $11.2 million during the thirty-nine weeks ended September 28, 1997, primarily due to acquisitions of equipment and investment in software development. The Company expects to continue to invest in plant and equipment and technology needed for future business requirements, as well as to invest in internally developed software for its products.

Financing activities used $10.4 million for the thirty-nine weeks ended September 27, 1998. These cash uses were primarily for net repayments under the Company's bank line of credit in the amount of $8.1 million as well as repayment of $2.7 million to Philips under an obligation incurred in conjunction with the Combination. During the comparable 1997 period, financing activities provided $9.5 million, primarily resulting from cash advanced by Philips as part of the Combination, as well as from cash received from the exercise of stock options.

The Company recorded pre-tax charges totaling $21.9 million for restructuring and reorganization, as well as various valuation and reserve adjustments, in the third quarter of 1998. Of this total, $7.7 million represented non-cash valuation adjustments, $1.3 million was paid out in cash in the third quarter of 1998, and $12.9 million is expected to be paid out in cash through the end of 1999.

The Company expects to continue to use cash to fund the growth of its operations. While the Company believes its cash and cash equivalents, cash flows from operating activities, and borrowings available under its $25 million line of credit will be sufficient to fund operations during the near term, the Company intends to seek an increase in its borrowing capacity.

BACKLOG

The Company's backlog consists of purchase orders it has received for products it expects to ship within the next 12 months. The Company's backlog at September 27, 1998 was approximately $62 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of orders could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.

YEAR 2000 COMPUTER SYSTEM IMPACT

The Company has completed (i) an inventory of Year 2000 issues related to its business, (ii) an analysis of the business impact of those issues, other than Year 2000 compliance by each of its suppliers and (iii) defined a strategy for resolving Year 2000 problems expected to affect the Company. During the second half of 1998 the Company began to solicit information from its suppliers on their Year 2000 readiness and work on execution of the Company's Year 2000 strategy. In 1999 the Company expects to complete plans for risk management and any contingency plans determined to be necessary.

The Company has assessed the Year 2000 compliance of each of the products currently manufactured and sold by the Company. Currently, the SEMATECH test standard is being applied against all new products and those prepared to ship. The Company believes each of those products and their component parts is Year 2000 compliant except certain workstation models that use a Windows 3.11 operating system. The date recognition deficiencies of this system can be remedied with a patch available from Microsoft Corporation and, in any event, do not affect the core functions of those products.

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

In the fourth quarter of 1998 the Company plans to distribute a letter requiring each of its suppliers of parts and services to provide information to the Company about that entity's anticipated Year 2000 compliance. Until that information is received, the Company cannot complete that phase of the Company's Year 2000 assessment. To date, the Company has not received notice of or become aware of a material Year 2000 deficiency by a supplier.

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

                           Part II - Other Information

Item 2. Changes in Securities

On February 21, 1997 (the "Combination Closing"), the Company combined with the electron optics business of Philips Electronics N.V. pursuant to a Combination Agreement dated November 15, 1996. At the Combination Closing, the Company issued 9,728,807 shares of its Common Stock to Philips Business Electronics International B.V., a Netherlands corporation ("PBE"), as consideration for all of the outstanding shares of Philips Electron Optics International B.V., a Netherlands corporation, and Philips Electron Optics, Inc., a Delaware corporation, both wholly owned subsidiaries of PBE immediately prior to the Combination Closing.

The Combination Agreement provides in relevant part that at the time of issuance by the Company of any shares of Common Stock upon the exercise of a stock option outstanding on the date of the Combination Closing, the Company is required to issue to PBE a number of additional shares of Common Stock such that the shares of Common Stock issued to PBE continue to represent 55% of the Outstanding Common Stock of the Company, as defined in the Combination Agreement. During the thirty-nine weeks ended September 27, 1998 the Company issued 1,788 shares of its Common Stock to PBE pursuant to this provision of the Combination Agreement.

The shares issued were not registered under the Securities Act of 1933, and the issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering. The consideration received by the Company for the shares issued, together with the shares issued to PBE at the Combination Closing, was the outstanding shares of Philips Electron Optics International B.V. and Philips Electron Optics, Inc.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.1 Financial Data Schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FEI COMPANY


Dated: November 11, 1998          /s/ VAHE A. SARKISSIAN
                                  ----------------------------------------
                                  Vahe A. Sarkissian
                                  Chief Executive Officer


                                  /s/ MARK V. ALLRED
                                  ----------------------------------------
                                  Mark V. Allred
                                  Controller (Principal Accounting Officer)
                                  and Acting Chief Financial Officer
                                  (Principal Financial Officer)