Form 10-K
period 1998-12-31
FEI CO
filed 1999-03-25
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

     Commission file number 0-22780

                                   FEI COMPANY
             (Exact name of registrant as specified in its charter)

          Oregon                                       93-0621989
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

          7451 NW Evergreen Parkway
          Hillsboro, Oregon                              97124
          (Address of principal executive offices)     (Zip Code)

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

          Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 18, 1999: $64,367,978. For purposes of this calculation, officers and directors are considered affiliates.

          Number of shares of Common Stock outstanding at March 18, 1999: 18,250,781

                       Documents Incorporated by Reference
                       -----------------------------------

                                                   Part of Form 10-K into
     Document                                      which incorporated
     --------                                      ----------------------

     Proxy Statement for 1998 Annual
      Meeting of Shareholders                            Part III

                                TABLE OF CONTENTS
                                -----------------


Item of Form 10-K                                                          Page
-----------------                                                          ----

PART I

Item 1 -     Business.....................................................     1

Item 2 -     Properties...................................................    11

Item 3 -     Legal Proceedings............................................    12

Item 4 -     Submission of Matters to a Vote of Security Holders..........    12

Item 4(a) -  Executive Officers of the Registrant.........................    13

PART II

Item 5 -     Market for the Registrant's Common
             Equity and Related Shareholder Matters.......................    16

Item 6 -     Selected Financial Data......................................    17

Item 7 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................    19

Item 7A -    Quantitative and Qualitative Disclosures About Market Risk...    30

Item 8 -     Financial Statements and Supplementary Data..................    31

Item 9 -     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................    31

PART III

Item 10 -    Directors and Executive Officers of
             the Registrant...............................................    32

Item 11 -    Executive Compensation.......................................    32

Item 12 -    Security Ownership of Certain Beneficial
             Owners and Management........................................    32

Item 13 -    Certain Relationships and Related Transactions...............    32

PART IV

Item 14 -    Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................................    33

SIGNATURES................................................................    37

PART I

ITEM 1.  BUSINESS

Introduction

     Background

     FEI Company is a leader in the design, manufacture, sale and service of products based on focused charged particle beam technology. The Company was founded in 1971 to manufacture charged particle emitters (ion and electron sources) and began manufacturing and selling ion and electron focusing columns in the early 1980s. In 1997, FEI completed a reverse-acquisition, combination transaction (the "PEO combination") of the electron optics business ("PEO Operations") of Philips Business Electronics International B.V. ("Philips Business Electronics"), a wholly owned subsidiary of Koninklijke Philips Electronics N.V. ("Philips"). In the PEO combination, Philips Business Electronics became the owner of 55 percent of FEI's outstanding common stock.

     Core Technology

     The emission of ions (positively or negatively charged atoms) or electrons from a source material is fundamental to each of the Company's products. Particle beams are focused on a sample. The fundamental properties of ion and electron beams permit them to perform various functions. The relatively low mass subatomic electrons interact with the sample and release secondary electrons. When collected, these secondary electrons provide high quality images at near atomic level resolution. The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons. The surface can thus be modified or milled with submicron precision by direct action of the ion beam. Secondary electrons and ions may also be collected for imaging and compositional analysis. The Company's ion beams and electron beam technologies provide unique product capabilities and applications.

     Products

     FEI manufactures both charged particle beam systems and system components. The Company's systems include transmission electron microscopes systems ("TEMs") and scanning electron microscopes systems ("SEMs"). TEMs and certain SEMs, collectively compose the Company's Electron Optics Products ("EOPs"). FEI also manufactures SEMs designed for wafer scanning in the semiconductor integrated circuits ("IC") industry ("Wafer SEMs"), focused ion-beam systems ("FIBs") and products that incorporate an electron beam and an ion beam into a single system ("DualBeam Systems") (Wafer SEMs, FIBs and DualBeam Systems collectively constituting "Microelectronic Products").

     EOPs and Microelectronic Products are used in the analysis, selective modification and measurement of products and materials for the semiconductor ICs and electronic data storage industry, as well as for life science and general material sciences applications. Microelectronic Products are sold primarily to IC and electronic data storage product manufacturers. Depending on the specific application, EOPs and Microelectronic Products aid research, product development, acceleration of product introduction, control and modification of manufacturing processes and yield management. As microelectronic features become smaller and more complex to accommodate demand for smaller structure sizes and increased functionality, fewer tools are capable of viewing, modifying and analyzing these features, which are approaching the 0.25 micron level. As features have become as small as the wavelength of the illumination sources used in optical lithography, charged particle tools are replacing optical and laser tools, which cannot detect such small features and defects on microelectronic structures. Optical and laser tools also subject microelectronic structures to a greater risk of contamination than beam technologies and thus lower production yields. By offering monitoring functions and defect review and failure analysis of particles as small as 0.05 microns in diameter, charged particle optics techniques can address the fabrication requirements of IC and electronic data storage manufacturers.

     FEI's systems components business consists of the manufacture of focusing columns and emitters ("Component Products"). The Company sells electron beam columns primarily to SEM manufacturers and sells ion beam columns primarily to manufacturers of surface analysis systems and other ion beam systems, as well as to research and scientific facilities. Electron emitters are sold primarily to manufacturers of electron beam equipment and to scientific research facilities. The Company uses these components in its own EOPs and Microelectronic Products. The Company sells its ion emitters primarily to research and scientific facilities and incorporates them in its ion focusing columns and Microelectronic Products.

     Sales

     The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. Direct sales and service operations are conducted in the United States and eight other countries, constituting most of the worldwide market for the Company's products. The Company's products are also sold under distribution agreements with agents, representatives and distributors, some of whom are affiliates of Philips, located in approximately 20 additional countries. See Item 13 - "Certain Relationships and Related Transactions."

     Forward-looking Statements

     From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in the Company's service and support activities for its electron microscope business, the portions of the Company's sales consisting of international sales and sales of certain products, expected product shipments and capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in its service and support activities for its electron microscope business include, but are not limited to, downturns in the IC manufacturing market, lower than expected customer orders for electron microscopes, and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, exchange rate fluctuations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially reduce the portion of the Company's sales consisting of EOPs and Microelectronic Products include, but are not limited to, the competitive factors mentioned above and changes in product sales mix. Factors that could adversely affect expected product shipments include, but are not limited to, technological difficulties and resource constraints in developing new products, the availability of parts and supplies at reasonable prices, product shipment interruptions due to manufacturing difficulties and order cancellations. Factors that could materially increase the Company's capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above. Additional factors that may cause actual results to vary materially from those set forth in such forward-looking statements are described in Item 1 - "Business" under the captions "Sales and Marketing" and "Competition," in Item 3
- "Legal Proceedings" and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Quarterly Results of Operations."

Products

Electron Optics Products

     The Company's SEMs and TEMs that make up its EOPs offerings provide a range of functionality for a variety of industrial and research purposes. These include applications in the life sciences, analysis of advanced material such as ceramics and metals and defect review and measurement analysis for the IC industry. Customers include research institutions, universities, materials manufacturers and semiconductor manufacturers. The Company's EOPs are adaptable and user-friendly--current products run on the Windows-NT operating systems. In addition, modular hardware and software packages enable a basic instrument to be configured to specific requirements, and easily reconfigured if requirements change. In general, FEI's SEMs allow for effective and non-destructive large specimen review and its current models incorporate a new electron column that provides extremely high image resolution at low voltages. Recent innovations in FEI's environmental SEMs ("ESEMs") permit superior resolution at low vacuum pressure, and allow for water vapor to be used to allow 100% relative humidity to be maintained around a hydrated specimen, making these ESEMs particularly well suited for life science and materials research. FEI's TEMs allow for advanced materials analysis, atomic-level image resolution and controlled electron diffraction. Moreover, the Company has recently developed 200 kV and 300kV TEMs, which can provide atomic resolution imaging for materials science applications, as well as 100kV TEMs with integrated atomic element mapping for life sciences applications.

     Sales of EOPs accounted for approximately 58% of the Company's net sales in 1998. See Note 19 to Consolidated Financial Statements.

Microelectronic Products

     The Company is a world leader in the design, manufacture and sale of Microelectronic Products. The Company's Microelectronic Products include Wafer SEMs, FIBs and DualBeam Systems. Microelectronic Products are used in the IC industry for defect review and process monitoring, as well as critical yield improvement and process development tasks for semiconductor fabs and supporting failure analysis laboratories. Applications include inspection and evaluation of lithography and etch, monitoring metal step coverage, review of defects located by optical detection tools, measuring overlay in cross section and conduction grain size analysis. Included in the Microelectronic Product offerings are systems that enable users to image, mill, cut, modify and analyze the features of samples within submicron tolerances. By precisely focusing a high current density ion beam, FIBs enable users to remove material and expose defects, deposit new conducting paths or insulating layers, analyze the chemical composition of a sample and view the area being modified, all to submicron tolerances. Other important applications include bit fail map navigation to memory cell arrays and on-wafer TEM sample preparation. Overall, the Company believes its Microelectronic Products significantly speed and improve the functions of design edit, failure analysis and process monitoring performed by IC manufacturers, thereby shortening time to market for new generations of ICs and increasing the yield of fabrication lines. The Company's Microelectronic Products can be used in other submicron, micromachining applications, including the manufacture of thin-film heads for the electronic data storage industry. The Company believes charged particle technology is emerging as a viable alternative to traditional disk drive manufacturing techniques by extending trimming capabilities below those required for the most advanced head configurations.

     Sales of Microelectronic Products accounted for approximately 33% of the Company's net sales in 1998.

Component Products

     The Company's Component Products, electron and ion emitters and focusing columns, are manufactured with a variety of technical features to meet the needs of its customers. The Company believes its emitters are characterized by a relatively long useful life and provide a mechanically stable, high brightness beam. The useful life of an emitter is limited by the natural loss of emitter material during the emission process and varies, depending on the type of emitter and customer use. The Company's current ion emitter has a source life of approximately 1,500 hours. The Company sells its electron emitters primarily to manufacturers of electron beam equipment and to scientific research facilities, as well as using them in its EOPs and Microelectronic Products. The Company sells its ion emitters primarily to research and scientific facilities and incorporates them in its ion focusing columns and Microelectronic Products. The Company also manufactures single crystal electron source rods and wire, which it sells to researchers and to emitter manufacturers for use in electron emitter fabrication and other research applications.

     The Company manufactures a variety of focusing columns, including single-lens electron columns and two-lens electron and ion columns that incorporate an electronically variable aperture. The Company recently introduced for use in its Microelectronic Products a "Magnum" ion focusing column, which provides resolution within less than 0.007 microns (7 nanometers), and a high current density that provides improved milling performance while maintaining a resolution accuracy among the highest in the industry. The Company sells electron beam columns primarily to SEM manufacturers and sells ion beam columns primarily to manufacturers of surface analysis systems and other ion beam systems, as well as to research and scientific facilities. For specialty uses, the

Company manufactures customized focusing columns to purchaser specifications. Columns manufactured for sale as stand-alone products are packaged as compact units on standard flanges. These columns can be adapted to existing microscopy, lithography and other systems to supplement the capabilities of those systems.

     Sales of Component Products to third party customers for 1998 were approximately 9% of net sales. See Note 19 to Notes to Consolidated Financial Statements.

Research and Development

     The Company's research and development staff at December 31, 1998 consisted of 165 employees, including scientists, engineers, designer draftsmen and technicians. The Company also contracts with Philips Research Laboratories ("PRL") for basic research applicable to the Company's EOPs. In 1998, the Company paid PRL $1.2 million under these research contracts. See Item 13 - "Certain Relationships and Related Transactions."

     The Company believes its knowledge of field emission technology and products incorporating focused ion beams is critical to its past and future performance in the focused charged particle beam business. In developing new field-emission based products, the Company has been able to combine its own experience with a number of outside resources. Drawing on these resources, the Company has developed a number of product innovations, including the enhanced etch process to remove metals, insulators and carbon-based materials quickly and accurately during ion milling and to heighten surface contrast for electron imaging, SIMSmap for visual display of chemical and elemental analysis, a rigid stacked disk focusing column for greater beam control, a process for deposition of insulating layers in IC modification and enhanced processes for wafer mapping and coordination between FIB tools and CAD navigational software.

     From time to time the Company engages in joint research and development projects with certain of its customers and other parties. Electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs. In 1998 the Company received public funds under Dutch government and European Union-funded research and development programs, the most significant of which is the Micro-Electronics Development for European Applications ("MEDEA") program, which was established in 1997. The Company also maintains other informal collaborative relationships with universities and other research institutions and the Company works with several of its customers for evaluation of new products. For 1998, net of amounts received from MEDEA, the Company expended approximately $4.7 million on Company-sponsored research and development projects by third parties. The Company did not engage in a program of customer-sponsored research and development.

     The semiconductor manufacturing market and other markets into which the Company sells its principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has expended substantial amounts on research and development. The Company generally intends to continue at or above its present level of research and development expenditures and believes that continued investment will be important to continued ability to address the needs of its customers. Research and development efforts have recently been directed toward gas-selective etching and further refining gas chemistry processes to enhance the elimination and deposition of insulating and conducting materials. FEI is also expending efforts on gas chemistry compatible with copper-etching. These are areas that the Company believes hold promise of yielding significant product enhancements. In 1998, the Company terminated a development agreement with Philips Machinefabrieken Nederland B.V. ("Philips Machine Shop"), located in Eindhoven, The Netherlands, for development relating to the Company's FIBs and SEMs. See
Item 13 - "Certain Relationships and Related Transactions." Research and development efforts are subject to change due to product evolution and changing market needs. Often, such changes cannot be predicted. Research and development expenses for 1998 were $19.5 million or approximately 10.9% of net sales.

Manufacturing

     The Company has manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. The Company's Microelectronic Product manufacturing operations consist of fabricating components, testing components and subassemblies from Eindhoven and assembling and testing finished products. The Company's EOPs manufacturing operations consist primarily of the assembly of electronic and mechanical modules and final assembly and testing of systems to meet customer specifications. Orders are executed using an integrated logistics automation system which controls the flow of goods. The Company also fabricates electron and ion source materials and manufactures Component Products at its facilities in Oregon.

     The Company's production schedule for its products is generally based on a combination of sales forecasts and the receipt of specific customer orders. All components, subassemblies and finished products are inspected for compliance with Company and customer specifications. Following assembly, all products are shipped in custom protective packaging to prevent damage during shipment.

     Although many of the components and subassemblies included in the Company's system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Machine Shop. See Item 13 - "Certain Relationships and Related Transactions." In addition to the Philips Machine Shop, the Company obtains a significant portion of its component parts from a second supplier. The Company believes some of the components supplied to it are available to the suppliers only from single sources. Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company. In the ordinary course, the Company continually evaluates its existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

Sales and Marketing

     The Company's sales and marketing staff at December 31, 1998 consisted of approximately 140 employees, including direct salespersons, applications specialists and technical writers. Applications specialists identify and develop new applications for the Company's products, whose efforts the Company believes will further expand its Microelectronic Products and EOPs markets. The Company's sales force and marketing efforts are not segmented by product market.

     The Company requires sales representatives to have the technical expertise and understanding of the businesses of the Company's principal and potential customers to meet effectively the demanding requirements for selling the Company's products. Normally, a sales representative will have the requisite knowledge of, and experience with, the Company's products at the time the sales representative is hired. If additional training is needed, the Company's applications scientists familiarize the sales representative with the Company's products. The Company's marketing efforts include presentations at trade shows and publication of a semi-annual technical newsletter. In addition, Company employees publish articles in scientific journals and make presentations at scientific conferences.

     In a typical sale, a potential customer is provided with information about the Company's products, including specifications and performance data, by a Company salesperson. A presentation then is made at the Company's facilities. The customer participates in a product demonstration by the applications team, using samples provided by the customer. The period of time between the initial provision to the customer of product information and the receipt of a purchase order is typically six to nine months.

     FEI sells its products in Canada, France, Germany, Italy, Japan, The Netherlands, the United Kingdom and the United States through wholly owned sales and service subsidiaries of the Company, and elsewhere in the world through Philips' affiliated representatives/agents/distributors and through independent representatives/agents/distributors. See Item 13 - "Certain Relationships and Related Transactions."

     The Company's EOPs typically have a 12-month warranty and are generally covered by service contracts at the end of the warranty period. Service contracts are specific to customer requirements, but typically cover parts, materials and labor and include one routine maintenance per year. Due to a shift in sales towards the IC manufacturing market, which generally has higher demands for responsiveness and 24-hour support, the Company anticipates further increasing its investment in service and support activities for EOPs and Microelectronic Products sold to this industry.

     The Company's Microelectronic Products and Component Products are sold generally with a 12-month warranty, and warranty periods have typically been shorter for used systems. Customers of FEI's Microelectronic Products are offered service contracts of one year or more in duration after expiration of any warranty. The Company employs Microelectronic Product engineers in the United States, in Europe and in Southeast Asia. The Company also contracts with independent service representatives for Microelectronic Product service in Japan, Israel, South Korea, Taiwan and Singapore, and expects to add additional service engineers in other locations as needed.

     Sales outside North America were 58% of net product and service sales in 1998. International sales are expected to continue to represent a significant percentage of net sales for the Company. See Note 19 of Notes to Consolidated Financial Statements.

     Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government-financed competition, changes in trade policies, tariff regulations and difficulties in obtaining export licenses. In addition, a substantial portion of the Company's international sales are denominated in currencies other than U.S. dollars. Consequently, a change in the value of a relevant foreign currency in relation to the U.S. dollar occurring after agreement on price and before receipt of payment could have an adverse impact on results of operations. The impact of future exchange rate fluctuations on the results of operations of the Company cannot be accurately predicted. FEI has used hedge strategies on specific sales but has no overall hedging program for foreign currency exposure. It is currently developing policies and practices to more carefully measure and manage its exposure to foreign currency fluctuations. To the extent the Company does not use hedging strategies there remains an exchange rate risk, and to the extent that it employs hedging techniques, there is no assurance such techniques will eliminate the effects of currency fluctuations. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk."

Pending Acquisition

     On December 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Micrion Corporation, a Massachusetts corporation engaged in the design, manufacture, sale and service of focused particle beam instruments. Under the terms of the Merger Agreement, Micrion would become a wholly owned subsidiary of the Company. Holders of Micrion common stock would receive one share of the Company's common stock and $6.00 in cash (or, in certain circumstances an equivalent amount of shares of the Company's stock in lieu of cash) in exchange for each share of Micrion common stock.

     In connection with the proposed merger, Philips Business Electronics International B.V., the Company's majority shareholder, entered into a stock purchase agreement with the Company pursuant to which Philips Business Electronics has agreed to finance the cash portion of the merger consideration through the purchase from the Company of additional newly issued shares of common stock. Philips Business Electronics also has the option to purchase additional newly issued shares of common stock to maintain its majority shareholder position after the issuance of shares to Micrion's stockholders.

     The merger is subject to regulatory approval and approval by the shareholders of both Micrion and the Company. On December 29, 1998, the Company filed required information concerning the merger with the Antitrust Division of the Department of Justice and the Federal Trade Commission ("FTC"). On January 28, 1999, the FTC requested additional information from the Company. The FTC has not indicated whether it intends to oppose the merger. If it were to oppose the merger, this could delay the merger, reduce anticipated benefits, increase expected costs or cause the merger not to occur. In turn, any of these eventualities could have a material adverse effect on the Company's or Micrion's results of operations or financial position.

Backlog

     The Company's backlog consists of purchase orders it has received for products it expects to ship within the next nine months. The Company's backlog at December 31, 1998 was $59 million, compared with combined backlog of $53 million at December 31, 1997. For sales of Microelectronic Products, advance or progress payments typically have not been received from customers unless the system ordered includes custom features.

     The Company expects to ship all products representing this backlog in 1999, although there is no assurance that the Company will be able to do so. A significant portion of the Company's backlog consists of relatively high unit price products. As a result, the timing of the receipt of an order from a single customer could have a material impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Competition

     The markets for sale of Microelectronic Products, EOPs and Component Products, are highly competitive. A number of the Company's competitors and potential competitors may have greater financial, marketing and production resources than the Company. Additionally, markets for the Company's products are subject to constant change, in part due to evolving customer needs. As the Company endeavors to respond to this change, the elements of competition as well as specific competitors may alter. Moreover, one or more of the Company's competitors might achieve a technological advance that would put the Company at a competitive disadvantage.

     The Company's competitors for the sale of EOPs include JEOL, Ltd., Hitachi, Ltd., KLA-Tencor Corporation and LEO Electron Microscopy, Inc. The principal elements of competition in the EOPs market are the performance characteristics of the system and the cost of ownership of the system, based on purchase price and maintenance costs. The Company believes it is competitive with respect to each of these factors. FEI's ability to remain competitive will depend in part upon its success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

     FEI's principal competitors for the sale of Microelectronic Products include Applied Materials Inc., Seiko Instruments Inc., Schlumberger Technologies (ATE Division), Micrion Corporation, JEOL USA, Inc., Hitachi, Ltd., KLA-Tencor Corporation, Orsay Physics S.A. and NanoFab, Inc. The Company believes the key competitive factors in the Microelectronic Products market are performance, range of features, reliability and price. The Company believes it is competitive with respect to each of these factors. The Company has experienced price competition in the sale of its Microelectronic Products and believes price may continue to be an important factor in the sale of most models. Intense price competition in the sale of Microelectronic Products to strategic customers has in the past adversely affected the Company's profit margins.

     Competitors for the Component Products consist of such firms as DENKA, Orsay Physics S.A., Ion Optika, Eiko Corp., Topcon Corporation, VG Scientific and Elionix Inc. Existing competitors of the Company in the EOPs and Microelectronic Products that manufacturer components for their own use are also potential competitors for the Company's Component Products. With regard to Component Products sales, the Company believes the key competitive factors for emitters are emitter life, brightness, stability, ease of use and price. The Company believes it competes favorably with respect to each of these factors. Although the Company has relatively few competitors in the manufacture and sale of specialized electron beam and ion beam focusing columns, many of the Company's customers, including certain manufacturers of electron microscopes, have the technical and other resources to manufacture focusing columns. The Company believes other key competitive factors in the focusing column business are beam performance, packaging and reliability and the Company believes it competes favorably with respect to each of these factors.

     In each of the Company's markets, there are few barriers to entry. Given the fact that these markets are in the developmental stage, there is no assurance that other companies, including but not limited to certain of the Company's customers, will not enter one or more of these markets in the future.

Patents and Intellectual Property

     The Company relies on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect its proprietary rights. There is no assurance, however, that any of these intellectual property rights will have commercial value or will be sufficiently broad to protect the aspect of the Company's technology to which the patents relate or that competitors will not design around the patents. The Company owns, solely or jointly, twelve U.S. patents relating to its Microelectronic Product business and/or Component Products business and two patents issued in Taiwan. These patents expire over a period of time beginning in the year 2000 through the year 2015. All of the patents used by the Company relating to its EOPs and certain Microelectronics Products are licensed from Philips and its affiliates. As part of the PEO combination, the Company acquired perpetual rights to certain patents owned by Philips. The Company has access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide, and the Company's patents are also subject to such cross-licenses.

     As part of its Microelectronic Products, the Company sells the software used for control of its ion and electron focusing columns and does not retain ownership rights to the software. CAD software incorporated into Microelectronic Products is provided to the Company on an OEM basis. Policing unauthorized use of the Company's technology is difficult, and there is no assurance that measures taken by the Company to protect this technology will be successful. Although the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that other factors, such as the Company's experience in the development of charged particle emission technology, its technical expertise, its name recognition and its continuing product support and enhancement, may be more significant in maintaining the Company's competitive position in its principal markets.

     Several of the Company's competitors hold patents covering a variety of focused ion beam products and applications and methods of use of focused ion and electron beam products. Some of the Company's customers may use the Company's Microelectronic Products for applications that are similar to those covered by these patents. From time to time the Company and its customers have received correspondence from competitors of the Company claiming that certain of the Company's products, as used by its customers, may be infringing one or more of these patents. Other than as described below under Item 3 - "Legal Proceedings," none of these allegations has resulted in litigation. The Company believes it has credible arguments that these patents are either invalid, not infringed or would not be enforced by a court.

     The Company is aware of a patent held by Micrion Corporation which, if valid, could be infringed by the sale of the Company's ion focusing columns, whether sold separately or as part of the Company's Microelectronic Products. The patent relates to the use of certain materials in the construction of parts of an ion focusing column. The Company believes, however, that if infringement were alleged, the patent would either be construed narrowly so as not to cover products sold by the Company or their use or would be invalid based upon prior art references which the Company believes anticipate or render obvious those claims and based upon sales by the Company of focusing columns that incorporated the patented technology more than one year prior to the patent application date. The Company has not received any allegation of infringement or any other formal communication from Micrion with respect to this patent. The Company believes the ion focusing columns manufactured by all of its other competitors also use technology that could infringe the patent if valid. To the Company's knowledge, no other focusing column manufacturer has received any allegation of infringement with respect to this patent.

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

Employees

     At December 31, 1998, the Company had approximately 1,022 full-time employees worldwide, including approximately 378 in manufacturing, approximately 165 in research and development, and approximately 433 in customer service, marketing and sales and finance and administration. Many of the approximately 700 employees of the Company employed outside the U.S. are covered by national, industry-wide agreements, or national work regulations that govern certain aspects of employment conditions and compensation. None of the Company's U.S. employees are represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.


ITEM 2.  PROPERTIES

     The Company's corporate headquarters and one of its manufacturing and research and development facilities are located in four adjacent buildings located in Hillsboro, Oregon. The leased space amounts to an aggregate of approximately 110,600 square feet, and is used for a range of manufacturing, research and development and administrative activities. Leases for the four facilities expire from March 31, 2003 through January 31, 2004. Present lease payments for the space in the four buildings totals approximately $90,000 per month.

     The Company also maintains an administrative and manufacturing facility in Eindhoven, The Netherlands, consisting of approximately 183,000 square feet of space leased by the Company for a ten-year term commencing February 1997. Present lease payments amount to approximately $100,000 per month, assuming a constant currency exchange rate of NLG2.02 per U.S. dollar. The Company also maintains leased manufacturing facilities in Brno, Czech Republic.

     The Company operates 11 sales and service offices located in leased facilities in Canada, France, Germany, Italy, Japan, South Korea, The Netherlands, the United Kingdom and the United States.

     The Company expects that its facilities arrangements will be adequate to meet its needs for the foreseeable future. Overall, the Company believes it can meet increased demand for facilities that may be required to meet increased demand for its products. In addition, the Company believes that if product demand increases it can use outsourced manufacturing of spare parts as a means of adding capacity without increasing its direct investment in additional facilities.


ITEM 3.  LEGAL PROCEEDINGS

     In May 1995 Micrion Corporation filed a lawsuit against the Company in the U.S. District Court for the District of Massachusetts (the "Court") alleging infringement of a patent issued to Micrion relating to the use of an electron beam to neutralize a positive charge that can develop with the use of an ion beam in a FIB. The complaint also alleges that the Company used information confidential to Micrion to develop devices to effect charge neutralization, to incorporate such devices into the Company's FIBs, to manufacture certain ion emitters, and to persuade prospective purchasers of FIBs to purchase workstations from the Company rather than from Micrion. Micrion sought an injunction against infringement of the Micrion patent, damages of at least $1 million for misuse of confidential information, treble damages for infringement of the Micrion patent, attorneys' fees and other damages. The Company believes it has valid defenses to Micrion's claims.

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

     In 1997 both Micrion and the Company initiated procedures to have the United States Patent and Trademark Office reexamine the validity of the Micrion patent. The PTO ordered that the patent be reexamined. In a Notice of Intent to Issue Reexamination Certificate, mailed January 25, 1999, the Patent and Trademark Office said that it would cancel three of the claims of the patent and allow 13 amended claims and 12 new claims. As with the earlier claim for infringement brought by Micrion, the Company believes it would have valid defenses to an infringement claim based on the re-examined patent.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of March 1, 1998.

          Name                Age              Position
-------------------------     ---   ------------------------------

Dr. Lynwood W. Swanson......  64    Chairman of the Board of Directors and
                                    Chief Scientist

Vahe' A. Sarkissian..........  56    President, Chief Executive Officer and
                                    Director

William P. Mooney...........  48    Executive Vice President and Chief
                                    Financial Officer

Dr. Karel D. van der Mast...  50    Executive Vice President, Marketing,
                                    Technical Officer and Director

Dr. Robert H.J. Fastenau....  49    Senior Vice President, Research and
                                    Development

Charles F. Lake.............  50    Senior Vice President, Manufacturing

Joseph C. Robinson..........  45    Senior Vice President, Sales (Semiconductor)

Dr. Bernd W.M. Volbert......  45    Senior Vice President, Sales (Analytical)

Jim D. Higgs................  48    Senior Vice President, Human Resources

Mark V. Allred..............  40    Controller and Assistant Treasurer

Michel G. van Woesik........  33    Treasurer and Assistant Secretary

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

     Vahe' A. Sarkissian joined the Company as President, Chief Executive Officer and director in May 1998. From 1994 to 1995, he was President and Chief Executive of Metrologix Inc., an electron beam metrology company. Mr. Sarkissian was with Silicon Valley Group ("SVG") from 1989 to 1993, as President and Chief Operating Officer and prior to that, as President and Chief Executive Officer of SVG Lithography Systems, a subsidiary of SVG. Prior to SVG he was a Vice President of Data General Corp. He has also held several technical and management positions with semiconductor companies, including AMD. Further, he served on the board of several technology companies. Mr. Sarkissian holds a B.S.E.E. from Northrop University and an M.S.E.E. from the University of Santa Clara.

     William P. Mooney joined the Company as Executive Vice President and Chief Financial Officer in February 1999. From April 1998 to February 1999 he was Senior Vice President and Chief Financial Officer of Calgon Carbon Corporation, an international supplier of specialty products and engineered systems for chemical purification, concentration, and separation. He served as Chief Financial Officer of Sylvan Inc., a global producer of fungal products for agricultural and industrial markets from November 1990 to April 1998. Prior to that he served as Chief Executive Officer and Chief Financial Officer of business information services providers. Mr. Mooney holds a B.A. degree in Economics from the University of California, Berkeley, and an MBA from the University of Southern California.

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

     Joseph C. Robinson joined the Company as Executive Vice President of Sales and Marketing in December 1995 and was appointed Senior Vice President Sales (Semiconductor) in February 1997. From March 1993 to December 1995 Mr. Robinson was Director of Sales and Marketing for Kevex Inc. (a division of Fisons Instruments), a manufacturer of dispersive x-ray and image analyzers. From October 1989 to March 1993 Mr. Robinson was Semiconductor Product Marketing Manager for Amray, specializing in scanning electron microscopes. Mr. Robinson has a B.A. degree from Colgate University, is a member of Beta Beta Beta Biological Society and has completed supplemental studies in Strategic Marketing at Duke University.

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

     Michel G. van Woesik joined the Company as Treasurer in December 1997. From August 1995 to November 1997, Mr. van Woesik was Treasurer and Controller for Philips Business Electronics International B.V. from 1990 to August 1995 he held various financial management positions in the Finance department of Philips. Mr. van Woesik holds a degree in business economics from the Catholic University of Brabant.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FEIC." The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock, as reported by the Nasdaq National Market.

                                          High              Low
                                          ----              ---
            1997
            First Quarter              $  14  1/4       $  6  3/4
            Second Quarter                15  3/4          6  7/8
            Third Quarter                 21  3/4         14  3/4
            Fourth Quarter                24              12  7/16

            1998
            First Quarter              $  15  1/8       $  8
            Second Quarter                12  5/8          6  1/2
            Third Quarter                  9  3/32         5  1/4
            Fourth Quarter                 9  9/16         5  1/2


     As of March 1, 1999 there were approximately 85 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

     The Company has never declared or paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data presented below for each of the years in the three-year period ended December 31, 1998 and the selected consolidated balance sheet data presented below as of December 31, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 1994 and 1995 and the selected consolidated balance sheet data as of December 31, 1994, 1995 and 1996 have been derived from audited financial statements of the Company not included herein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

     The selected consolidated financial data as of and for the years ended December 31, 1994, 1995 and 1996 reflect the PEO Operations on a stand-alone basis. The selected consolidated financial data as of and for the year ended December 31, 1997 reflect the PEO Operations from January 1, 1997 to February 20, 1997 and the combined FEI and PEO Operations from February 21, 1997 to December 31, 1997. The selected consolidated financial data as of and for the year ended December 31, 1998 reflect the combined FEI and PEO Operations.


                                                                       Year Ended December 31,
                                               ----------------------------------------------------------------
                                                        (PEO Operations)                   (Combined Company)
                                               ---------------------------------------  -----------------------
                                                   1994          1995          1996          1997          1998
                                               --------     ---------     ---------     ---------     ---------
                                                           (in thousands, except per share data)
Statement of Operations Data:

Net sales                                      $ 84,169     $ 109,117     $ 112,384     $ 168,796     $ 178,771

Cost of sales                                    52,932        72,686        79,065       106,629       119,579
                                               --------     ---------     ---------     ---------     ---------
Gross profit                                     31,237        36,431        33,319        62,167        59,192

 Total operating expenses (1)                    21,764        28,886        32,632        95,040        68,768
                                               --------     ---------     ---------     ---------     ---------

Operating income (loss)                           9,473         7,545           687       (32,873)       (9,576)

Other income (expense), net                           -         1,700             -          (622)       (4,129)
                                               --------     ---------     ---------     ---------     ---------

Income (loss) before taxes                        9,473         9,245           687       (33,495)      (13,705)

Tax expense (benefit)                             3,580         3,317           740         3,107        (4,797)
                                               --------     ---------     ---------     ---------     ---------

Net income (loss)                              $  5,893     $   5,928     $     (53)    $ (36,602)    $  (8,908)
                                               ========     =========     =========     =========     =========

Net income (loss) per share, basic and
assuming dilution (2)                          $   0.61     $    0.61     $   (0.01)    $   (2.19)    $   (0.49)
                                               ========     =========     =========     =========     =========

 Shares used in per share calculation, basic
 and assuming dilution (2)                        9,729         9,729         9,729        16,677        18,106


                                                                       Year Ended December 31,
                                               --------------------------------------------------------------------
                                                       (PEO Operations)                       (Combined Company)
                                               ---------------------------------------  ---------------------------
                                                1994          1995          1996            1997        1998
                                                ----          ----          ----            ----        ----
                                                           (in thousands, except per share data)
Balance Sheet Data:

Cash and cash equivalents                      $      -     $      -      $     -       $ 16,394      $ 15,198

Working capital                                  12,847       23,844       31,113         64,496        70,350

Equipment                                         5,189        6,039        5,570         19,246        23,845

Total assets                                     45,748       60,742       71,824        183,022       191,138

Line of credit borrowings                             -            -            -         17,844         7,250

Shareholders' equity                             20,090       32,551       43,070        104,889        97,627

--------------

(1)  Total operating expenses include non-recurring expenses in 1997 and 1998.
     Included in the 1997 total operating expenses is a charge of $38.0 million to write-off acquired in-process research and development in connection with the PEO combination and a restructuring charge of $2.5 million. See Notes 2 and 3 of Notes to Consolidated Financial
     Statements. Included in the 1998 total operating expenses is a restructuring charge of $5.3 million.

(2) Earnings per share have been calculated assuming the shares of the Company issued to Philips Business Electronics in the PEO combination were outstanding for the PEO Operations and the combined company for all periods presented and assuming the shares of the company outstanding prior to the PEO combination were issued as of the closing date of the PEO combination.
     See Notes 2 and 13 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                           Year Ended December 31,
                                                           -----------------------
                                                      1996            1997            1998
                                                     -----           -----           -----
Net sales                                            100.0%          100.0%          100.0%
Cost of sales                                         70.4            63.2            66.9
                                                     -----           -----           -----
Gross profit                                          29.6            36.8            33.1
Research and development costs                         9.7             9.1            10.9
Selling, general and administrative costs             19.3            21.9            23.2
Amortization of intangibles                            0.0             1.2             1.4
Purchased in-process research and development          0.0            22.5             0.0
Restructuring and reorganization costs                 0.0             1.5             3.0
                                                     -----           -----           -----
Operating income (loss)                                0.6           (19.4)           (5.4)
Other income (expense), net                            0.0            (0.4)           (2.3)
                                                     -----           -----           -----
Income (loss) before taxes                             0.6           (19.8)           (7.7)
Tax expense (benefit)                                  0.7             1.8            (2.7)
                                                     -----           -----           -----
Net loss                                              (0.1)%         (21.6)%          (5.0)%
                                                     =====================================

     Net sales. Net sales for the year ended December 31, 1998 increased $10.0 million (6%) compared to the corresponding period in 1997. The increase in sales for the period was affected by the fact that the 1998 period includes net sales of the combined company, while the 1997 period includes net sales of the PEO Operations only through February 20, 1997 and net sales of the combined company thereafter. Net sales for the year ended December 31, 1997 increased $56.4 million (50%) compared to the year ended December 31, 1996. The increase in sales is primarily attributable to the fact that the 1997 period includes net sales of the combined company from the date of the PEO combination, and the 1996 period includes net sales of the PEO Operations only.

     Segment net sales for 1998 reflect increases of 39% and 11%, respectively, for each of the Components and Microelectronic segments while the Electron Optics segment sales were essentially unchanged from 1997 levels. When compared with 1996 sales, Electron Optics segment sales were 2% higher in 1997. Industry conditions in both the semiconductor manufacturing sector and the data storage sector were generally weak during 1998 but showed some improvement in both the third and fourth calendar quarters. These industry sectors represent the principal markets for the Company's Components and Microelectronics segments. The Microelectronics segment reported sales were reduced by fluctuations in the foreign currency translation rates as the U.S. dollar strengthened in 1998 against the principal European currencies in which the Company transacts its business. In 1998 as compared with 1997 these fluctuations had an approximately 2% negative effect on net sales. Foreign currency translation rate fluctuations in Asia Pacific Region, which represented 13%, 25% and 22% of total sales for 1996, 1997 and 1998 respectively, had the effect of increasing reported Asia Pacific sales by 1%. Approximately 20% of the Company's Asia Pacific sales were denominated in local Asia Pacific currencies.

     For 1998 as compared to 1997 unit volume in the Microelectronic Products segment increased slightly more than 5% as did average selling price. Year-over-year pricing volatility as measured by discount from suggested list price was slightly improved. For Electron Optics Products, unit volume and unit pricing were essentially stable.

     Gross profit. Gross profit for the year ended December 31, 1998 decreased $3.0 million (5%) compared to 1997, and for the year ended December 31, 1997, gross profit increased $28.8 million (87%) compared to 1996. Gross profit as a percentage of sales was 29.6%, 36.8% and 33.1% for each of the years ended December 31, 1996, 1997 and 1998, respectively. During the third quarter of 1998, the Company recognized charges totaling $9.5 million in cost of sales for inventory write-offs, obsolescence reserves, reserves for product upgrades, and increased warranty reserves. Excluding the effect of these charges, the gross profit as a percentage of sales would have been 38.4% for the year ended December 31, 1998. In addition, the write-up of Pre-PEO combination FEI's inventory from cost to fair market value and the resulting increase in cost of goods sold had a negative impact on gross profit as a percentage of sales for the year ended December 31, 1997. This write-up of Pre-PEO combination FEI's assets was a result of the reverse acquisition accounting applied to the PEO combination.

     The increase in gross profit as a percentage of sales in 1997 compared to 1996 is primarily due to a change in product mix and a lower percentage of total sales attributed to the service business.

     Research and development costs. Research and development costs for the year ended December 31, 1998 increased $4.1 million (27%) compared to 1997 and increased $4.5 million (41%) for the year ended December 31, 1997 compared to 1996. As a percentage of sales, research and development costs were 9.7%, 9.1% and 10.9% for the years ended December 31, 1996, 1997 and 1998, respectively. The 1998 expense reflects increased efforts to develop certain technologies for new products. Expenditures for these efforts represented $3.6 million of the increase. The 1997 expense includes the write-off of $1.6 million of previously capitalized software development costs in the first quarter. The 1997 costs included Pre-PEO combination FEI from the merger date forward, while the 1996 research and development costs were for PEO Operations only.

     Selling, general and administrative costs. Selling, general and administrative costs for the year ended December 31, 1998 increased $4.4 million (12%) compared to 1997, and increased $15.3 million (70%) for the year ended December 31, 1997 compared to 1996. As a percentage of sales, selling, general and administrative costs were 19.3%, 21.9% and 23.2% for the years ended December 31, 1996, 1997 and 1998, respectively. The increase in selling, general and administrative costs for 1998 was primarily attributable to increased salary and related personnel costs of $5.0 million. A portion of the increase stems from the comparison of the 1998 twelve-month period of the combined company with approximately ten-months for the combined company in the 1997 period. The first quarter of 1997 also included $1.1 million in bad debt expenses.

     The increase in selling, general and administrative costs in 1997 compared to 1996 resulted primarily from the higher costs incurred in 1997 when the combined company was a separate publicly reporting entity compared to those for PEO Operations as a business within Philips.

     Amortization of intangibles. Purchase accounting for the PEO combination as of February 21, 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that is being amortized over a 15-year period. Amortization of intangibles for 1998 increased $0.4 million (20.0%) compared to 1997. This increase reflects amortization of the intangibles resulting from the PEO combination for the entire year in 1998 as compared to amortization only from February 21, the date of the PEO combination, in 1997.

     Purchased in-process research and development. Purchase accounting for the PEO combination as of February 21, 1997, resulted in the recognition of an intangible asset in the amount of $38.0 million representing the estimated fair value of in-process research and development of Pre-PEO combination FEI. The intangible asset was written off with a charge to earnings immediately following the PEO combination in keeping with the Company's policy to expense research and development costs as they are incurred. In connection with the purchase accounting for the PEO combination, the Company identified four significant projects under development. The development of three of those four projects was completed in 1997 and 1998, with revenue recognized in late 1997 and 1998. The fourth project is still under development. It is expected to generate revenue in 1999. While the semiconductor manufacturing sector and the data storage sector were generally weak during 1998, the Company's long-term expectations for those markets and, accordingly, for these projects, have not changed significantly. For additional information see Note 2 of the Notes to Consolidated Financial Statements.

     Restructuring and reorganization costs. On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. As announced, the program is intended to eliminate approximately 163 positions worldwide, or about 16% of its work force as of July 29, 1998. The charge of $5.3 million recognized in the year ended December 31, 1998 primarily represents the cost of providing severance, outplacement assistance, and associated benefits to affected employees. Of this charge, $3.1 million remains as a liability at December 31, 1998. This liability will be discharged in 1999 as the Company's outsourcing plan continues to be implemented. Additional charges totaling $1.1 million are expected to be recorded as they are incurred through June 1999 for transitional costs of consolidating operations and outsourcing certain activities.

     In March 1997, the Company transferred its ElectroScan manufacturing activities to its manufacturing facility in Eindhoven, The Netherlands, and abandoned the majority of the technology acquired. Consequently, a charge to earnings of $2.5 million was recognized. The charge included

$1.5 million of goodwill attributable to the acquisition of the assets of ElectroScan, along with estimated severance costs for 11 ElectroScan employees and other related costs.

     The following table summarizes the December 31, 1998 status of the restructuring and reorganization costs.

                     Restructuring and Reorganization Costs
                     --------------------------------------

                                                        1997        1998
                                                      ------      ------
     Charged to Expense
          ElectroScan Operation                       $2,478
          Worldwide Restructuring                                 $5,320

          Less:  Settled Amounts                         779       2,012
          Less:  Non-Cash Write Downs                  1,699         253
                                                      ------      ------
          Remaining Cash Requirements at 12/31/98     $    0      $3,055
                                                      ======      ======

     Other income (expense), net. Interest income for the years ended December 31, 1998 and 1997 represents interest earned on the investment of excess cash. Interest expense for the same periods represents interest incurred on borrowings under the Company's bank line of credit facilities and on borrowings from Philips. Prior to the date of the PEO combination, the PEO Operations participated in Philips' centralized cash management program and did not earn interest income or incur interest expense.

     In September 1998, management reduced to zero the carrying value of its cost-method investment in Norsam Technologies, Inc. ("Norsam") and, accordingly, recorded a $3.3 million valuation adjustment. Management revised its projections for future cash flows that it expected to receive from its investment in Norsam following Norsam's divestiture of certain assets.

     Income tax expense. The effective income tax rate was 35% for the year ended December 31, 1998, (9)% for the year ended December 31, 1997 and 108% for the year ended December 31, 1996. The Company's tax rates differ from the U.S. federal statutory tax rate primarily as a result of state and foreign taxes, the amortization of intangible assets not deductible for income tax purposes, and the favorable tax effect of the Company's use of a foreign sales corporation for exports from the U.S. The Company did not recognize a tax benefit for the year ended December 31, 1997, primarily because the $38.0 million of purchased in-process research and development cost written off immediately subsequent to the PEO combination was non-deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had total cash and cash equivalents of $15.2 million compared to $16.4 million at December 31, 1997 and zero at December 31, 1996. Cash provided by operating activities for the year ended December 31, 1998 was $2.8 million compared to $6.8 million for the year ended December 31, 1997, and cash used by operating activities of $10.8 million for the year ended December 31, 1996. Cash flows from operating activities before the effect of working capital changes decreased from $8.7 million in 1997 to a deficit of $3.0 for 1998. This decrease, coupled with a significant use of cash ($16.4 million) to fund receivables of the Company's expanded operations following the PEO combination in 1997, led the Company to reconfigure its working capital structure. A substantial portion of its 1998 account balance with affiliates of Koninklijke Philips Electronics N.V. ("Philips") was reclassified to a long term account in anticipation of its repayment from the Company's new credit facility. Note 9 of the Notes to Consolidated Financial Statements provides additional information.

     Investing activities used cash of $14.2 million during the year ended December 31, 1998, $9.4 million during the year ended December 31, 1997, and $4.3 million during the year ended December 31, 1996. The 1998 increase is primarily due to acquisitions of equipment and investment in software development. In 1996, the PEO Operations used $3.2 million to acquire the assets of ElectroScan Corporation and the PEO operations in Brno, Czech Republic. The Company expects to continue to invest in plant and equipment and technology needed for future business requirements, as well as to invest in internally developed software for its products.

     Financing activities provided cash of $9.0 million for 1998, $18.4 million for 1997, and $15.1 million for 1996. The 1998 financing activities are comprised of cash uses for net repayments under the Company's bank line of credit in the amount of $10.6 million, offset by a $19.1 million net long-term borrowing from Philips previously reflected in "Current account with Philips." The 1997 amount included $8.0 million of cash contributed to the PEO Operations as part of the PEO combination. During the third calendar quarter of 1998, the Company violated a financial ratio covenant in its line of credit agreement and obtained a waiver of the covenant. In February 1999 the Company negotiated a new credit agreement, and obtained commitment on a three year $50 million revolving credit facility from Philips. The facility allows the Company, subject to certain financial covenants, to borrow in multiple currencies for its general corporate needs, excluding acquisitions. Borrowings under the agreement will bear interest at a variable LIBOR rate from 30 to 180 days, at the Company's designation, plus a 0.75% incremental rate. See Note 9 of the Notes to Consolidated Financial Statements for additional information. With this new $50 million revolving line of credit, the Company refinanced and replaced its $25 million revolving line of credit with a U.S. bank.

     In December 1998, the Company announced that it had entered into a merger agreement with Micrion Corporation of Peabody, Massachusetts. Subject to shareholder and regulatory approval, the Company expects that it will consummate the merger transaction in 1999 for consideration of $6.00 in cash and one share of the Company's common stock for each Micrion common share outstanding. Under certain conditions this consideration could be reduced in accordance with the terms of the merger agreement. Financing requirements for the transaction are expected to be approximately $33 million, including the cash consideration and estimated transaction costs as well as the issuance of approximately 5.1 million shares of common stock to Micrion shareholders. The Company has entered into a stock purchase agreement with its majority shareholder, Philips Business Electronics, to finance its cash requirements for the merger. The Company expects to sell approximately 5.6 million common shares to Philips Business Electronics at an expected per share price of $8.02. Proceeds from this sale of shares in excess of the cash consideration to Micrion shareholders and transaction costs will be used to repay Micrion bank debt.

     The Company is evaluating service and distribution businesses in 20 international locations. These businesses are currently operating under a distribution agreement between the Company and a Philips affiliate. The agreement was entered into in February 1997 and had an initial term which ends on January 1, 2000, unless extended. The Company is evaluating purchasing some of these businesses or obtaining alternate distributors in some locations. Depending on a number of variables, some of which have not been quantified, the Company may make additional investment in its service and distribution network.

     The Company's global sales activities and related service and support activities result in complex foreign currency exposures. The Company does not have a formal hedging program in place; however, it does enter into forward contracts to sell or purchase foreign currencies to hedge specific sales transactions. It has been more active in hedging foreign currency sales of Electron Optics Products against the Dutch guilder than it has been in hedging Microelectronic and Component product sales, which are predominantly dollar denominated. As of December 31, 1998, the Company had forward purchase and sale contracts of foreign currency totaling $7.9 million, which if settled at the spot exchange rate at December 31, 1998 would have resulted in a loss of $0.2 million. The February 1999 credit agreement allows the Company to borrow funds in multiple currencies. The Company expects to use this capability to better align its currency exposures, particularly with respect to the Japanese yen. Financing these working capital requirements, particularly those, for accounts receivable and inventory, with local currency borrowings, will reduce the Company's need to hedge multiple, individual sales transactions.

     The introduction of the Euro also provides the Company with an opportunity to reduce its exposure to the foreign currency translation fluctuations of the various European Monetary Union countries in which it reports results by adopting the Euro as its reporting currency for those operations. These countries include France, Germany, Italy and The Netherlands. The Company is evaluating its timetable for adoption of Euro reporting and will not be fully converted to Euro reporting for the full calendar 1999. The Company's automated transaction and reporting systems are capable of reporting in either local currency or Euros without extensive modification. An important consideration in adopting Euro reporting will be the adoption patterns of the Company's customers and vendors in the European Monetary Union.

     In conjunction with sales growth from 1996 to 1997 the Company's working capital requirements increased primarily due to an increased amount in accounts receivable. During 1998 inventory levels increased, despite valuation adjustments, but were consistent with the stronger sales performance during the second half of the year. The Company's working capital is subject to fluctuation due to the timing of its shipments. Since the Company's products typically have a large sales value per unit, the timing of specific units in a reporting period can affect the relative levels of inventory and accounts receivable without a corresponding change in liabilities. The Company's restructuring and reorganization programs also affected working capital as reflected previously. The remaining 1998 restructuring and reorganization charges, which will be settled in 1999, total $3.1 million.

     In each of the past three years, the Company has reported a net loss. The net losses in 1997 and in 1998 have stemmed from charges related to the write-off of purchased in-process research and development costs, restructuring charges and material valuation adjustments to certain of its inventories and investments. Because many of these charges did not require cash outlays in the reporting period, the Company's liquidity has not been impaired. In addition to internally generating cash flows from its existing business, the Company has obtained financing and contingent financing from Philips affiliates, as evidenced by the pending stock purchase agreement as well as the new revolving credit agreement. The Company believes it also has access to other sources of equity and debt capital from unrelated parties. The Company explored its financing options and evaluated competitive arrangements before entering into these arrangements with Philips affiliates. The Company expects to make continued investments in tangible and intangible assets as previously described. It believes that cash flows from these investments and from growth of its existing businesses will provide adequate liquidity. Due to the Company's commitment to an aggressive investment program, it does not pay and does not plan to pay, in the foreseeable future, a dividend on its common stock.

BACKLOG

     The Company's backlog consists of purchase orders it has received for products it expects to ship within the next 12 months. The Company's backlog at December 31, 1998 was approximately $59 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of orders could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.


YEAR 2000 DISCLOSURE

     State of Readiness. In January 1998, the Company formed a Year 2000 Team composed of representatives of various aspects of the Company's operations that may be significantly affected by Year 2000 readiness issues, including hardware and software related to the Company's manufacturing control, accounting and other information technology systems, product software and hardware, supplier products and post-sales support. The Year 2000 Team developed a multi-part plan to measure and address the Company's Year 2000 readiness, consisting of: (i) product testing using test criteria developed by Sematech, a semiconductor industry trade association; (ii) testing hardware and software of the Company's manufacturing control, accounting and other information technology systems and addressing deficiencies; (iii) identification and assessment of other third suppliers' products raising Year 2000 compliance issues and making direct inquiry to such vendors concerning their state of readiness and resolving issues; (iv) communications with the customer base concerning Year 2000 readiness of the Company's products; and (v) evaluate the need for and as appropriate, develop a contingency plan.

     The Company has analyzed and partially tested its internal manufacturing control, accounting and other information technology systems and determined that, to the extent tested, those systems have no material Year 2000 compliance deficiencies. Internal systems tests are to be completed by the second quarter of 1999. In its analysis, the Company has assumed that basic public utilities such as gas, electric and telephone services will continue to be available for operations of the Company on and after January 1, 2000 in the U.S., The Netherlands and the Czech Republic. If this assumption proves incorrect, the operations of the affected manufacturing location would be materially adversely affected for the duration of the utility interruption. The Company has completed the testing of its products and has communicated with customers concerning Year 2000 readiness of these products and third party products incorporated into systems sold by the Company. The Company anticipates undertaking additional communications with its customers prior to the end of the second quarter of 1999. The Company will complete by the end of the second quarter of 1999, instructions to post-sale field service representatives on Year 2000 readiness of products that are under service contracts. Based on communications to date, the Company has not received notice of or become aware of a material Year 2000 deficiency by a supplier. However, the Company has not yet completed its inquiry of all suppliers and further communications may identify Year 2000 deficiencies.

     Costs. At this time, the Company believes costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's ancillary systems, will not have a material impact on the Company's results of operations or financial condition. In the ordinary course the Company has improved its Year 2000 readiness through recent systems upgrades as part of its usual capital improvement efforts. To date, no specific expenditures have been made as a result of the Year 2000 issue. The Company expects to fund any future costs through operating cash flows. Cost estimates for systems improvements are based on the Company's estimates, which make numerous assumptions about future events. There can be no assurance that these estimates will be correct and actual costs could differ materially from these estimates.

     Most Reasonably Likely Worst Case Scenarios for the Company. The Company will continue to devote resources to address its Year 2000 issues. There is no assurance, however, that the Company's products do not contain undetected Year 2000 problems. In addition, there is no assurance that the Company's assessment of third-party suppliers and vendors will be accurate or that the Company has made inquiry of the appropriate vendors. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions will arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation. Year 2000 problems could result in system failures, data corruption, the generation of erroneous information and other significant disruptions of business activities.

     The Company's Contingency Plan. The Company does not have a contingency plan. FEI is in the process of evaluating the need for a contingency plan and expects to finish the evaluation by mid-1999.

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

Quarterly Results of Operations

     The following table presents certain unaudited financial data for each of the eight quarters in 1997 and 1998. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial information appearing elsewhere in this Report and includes all adjustments, consisting only of normal recurring adjustments (except for the adjustments described in the following paragraph), necessary for a fair presentation of the financial position and results of operations for these periods. The operating results for any quarter are not necessarily indicative of results for any future period.

     The results for the three months ended March 31, 1997 include the following non-recurring adjustments: (i) write-off of purchased in-process research and development costs totaling $38.0 million recognized in the PEO combination; (ii) restructuring and reorganization costs totaling $2.5 million in connection with the Company's decision to transfer certain manufacturing processes from Massachusetts to Eindhoven, The Netherlands; and (iii) write-off of capitalized software costs totaling $1.6 million included in research and development expenses.

     The results for the three months ended September 27, 1998 include the following non-recurring adjustments: (i) restructuring and reorganization costs totaling $5.0 million in connection with the Company's reduction in force; (ii) write-off of the Company's $3.3 million investment in Norsam; (iii) inventory write-offs and obsolescence reserves totaling $4.2 million primarily related to the consolidation of U.S. field service operations; (iv) increased warranty reserves of $2.0 million reflecting the increased cost of warranty for in-line FIBs; and (v) $3.2 million of product upgrade reserves reflecting the decision to replace certain third party components within the installed base of one of the Company's products. The results for the three months ended December 31, 1998 include restructuring and reorganization charges totaling $0.4 million.

     The unaudited financial data for the first quarter in 1997 reflect the PEO Operations from January 1, 1997 to February 20, 1997 and the combined FEI and PEO Operations from February 21, 1997 to March 30, 1997. The unaudited financial data for each of the remaining quarters in 1997 and all four quarters of 1998 reflect the combined FEI and PEO Operations.

                                                    1997                                          1998
                                 -------------------------------------------   -------------------------------------------
                                  March 30    June 29    Sept. 28   Dec. 31     March 29   June 28    Sept. 27    Dec. 31
                                  --------    -------    --------   -------     --------   -------    --------    -------
                                                           (in thousands, except per share data)
Net sales                         $ 32,067    $ 43,958   $ 39,036   $ 53,735    $ 35,954   $ 44,922   $ 42,440   $ 55,455
Cost of sales                       23,267      25,909     22,412     35,041      21,858     27,850     36,564     33,307
                                  --------    --------   --------   --------    --------   --------   --------   --------
Gross profit                         8,800      18,049     16,624     18,694      14,096     17,072      5,876     22,148
Total operating expenses            55,561      14,241     12,772     12,466      14,331     15,846     21,003     17,588
                                  --------    --------   --------   --------    --------   --------   --------   --------
Operating income (loss)            (46,761)      3,808      3,852      6,228        (235)     1,226    (15,127)     4,560
Other income (expense), net           (197)        (83)       231       (573)       (216)      (521)    (3,509)       117
                                  --------    --------   --------   --------    --------   --------   --------   --------
Income (loss) before taxes         (46,958)      3,725      4,083      5,655        (451)       705    (18,636)     4,677
Tax expense (benefit)               (1,827)      1,490      1,634      1,810        (158)       247     (6,523)     1,637
                                  --------    --------   --------   --------    --------   --------   --------   --------
Net income (loss)                 $(45,131)   $  2,235   $  2,449   $  3,845    $   (293)  $    458   $(12,113)  $  3,040
                                  ==========================================    =========================================
Net income (loss)  per share;
basic                             $  (3.46)   $   0.13   $   0.14   $   0.21    $  (0.02)  $   0.03   $  (0.67)  $   0.17
Net income (loss)  per share;
diluted                           $  (3.46)   $   0.12   $   0.13   $   0.20    $  (0.02)  $   0.02   $  (0.67)  $   0.16
Shares used in per share
calculation; basic                  13,077      17,704     17,890     18,077      18,078     18,079     18,105     18,161
Shares used in per share
calculation; diluted                13,077      18,372     19,586     19,686      18,078     18,345     18,105     19,075


     The Company has restated its results of operations for the quarters ended March 29, June 28, and September 27, 1998 from the results of operations previously reported on Form 10-Q as follows:

                                           March 29, 1998                     June 28, 1998          September 27, 1998
                              -----------------------------------------------------------------------------------------------------
                                  As                                  As                               As
                              Reported in                 As      Reported                 As       Reported                   As
                               the Form                Reported     in the              Reported   in the Form              Reported
                                 10-Q      Adjustment   Herein    Form 10-Q Adjustment   Herein       10-Q     Adjustment    Herein
                              -----------------------------------------------------------------------------------------------------
Net sales                     $ 35,954     $     -    $35,954    $ 44,922    $     -  $ 44,922    $ 42,440     $     -     $ 42,440
Cost of sales                   21,858           -     21,858      27,850          -    27,850      36,564           -       36,564
                              --------     -------    -------    --------    -------  --------    --------     -------     --------
Gross profit                    14,096           -     14,096      17,072          -    17,072       5,876           -        5,876
Total operating expenses        12,952       1,379     14,331      14,988        858    15,846      23,240      (2,237)      21,003
                              --------     -------    -------    --------    -------  --------    --------     -------     --------
Operating income (loss)          1,144      (1,379)      (235)      2,084       (858)    1,226     (17,364)      2,237      (15,127)
Other expense                     (216)        -         (216)       (521)        -       (521)     (3,509)          -       (3,509)
                              --------     -------    -------    --------    -------  --------    --------     -------     --------
Income (loss) before taxes         928      (1,379)      (451)      1,563       (858)      705     (20,873)      2,237      (18,636)
Tax expense (benefit)              326        (484)      (158)        546       (299)      247      (7,306)        783       (6,523)
                              --------     -------    -------    --------    -------  --------    --------     -------     --------
Net income (loss)             $    602     $  (895)   $  (293)   $  1,017    $  (559)  $   458    $(13,567)     $1,454     $(12,113)
                              ======================================================================================================
Net income (loss) per share;
basic                         $   0.03     $ (0.05)   $ (0.02)   $   0.06    $ (0.03)  $  0.03    $  (0.75)     $ 0.08     $ (0.67)
Net income (loss) per share;
diluted                       $   0.03     $ (0.05)   $ (0.02)   $   0.06    $ (0.04)  $  0.02    $  (0.75)     $ 0.08     $ (0.67)
Shares used in per share
calculation; basic              18,078                  18,078     18,079               18,079      18,105                  18,105
Shares used in per share
calculation; diluted            18,590                  18,078     18,345               18,345      18,105                  18,105


     Through the third quarter of 1998, the Company accounted for its research and development arrangement with Philips Machinefabrieken Nederland B.V. ("Philips Machine Shop"), a related party, in accordance with its terms, whereby the Company would only pay for successful research and development efforts. Accounting literature states that such accounting is permitted in related party transactions when the presumption of repayment is overcome. In September 1998, the Company terminated the research and development contract before its completion and agreed to settle obligations to Philips Machine Shop aggregating approximately $3.6 million. Given that amounts were paid to Philips Machine Shop. for reasons other than the successful completion of the research and development efforts, the Company believes it can no longer assert that the presumption of repayment was overcome. Accordingly, the Company has restated its quarterly results for the first, second and third quarters of 1998 to recognize the research and development costs in the quarters they were incurred.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future. Fluctuations in operating results may be caused by a variety of factors, including the relatively high unit cost of the Company's Microelectronic Products and Electron Optics Products, competitive pricing pressure, conditions in the semiconductor industry, the timing of orders from major customers and new product introductions, customer cancellation or delay of shipments, long sales cycles, changes in the mix of products sold and the proportion of domestic and international sales, specific feature requests by customers, product delays and currency exchange rate fluctuations. The Company will continue to derive a substantial portion of its revenues from the sale of a relatively small number of Microelectronic Products and Electron Optics Products. As a result, the timing of revenue recognition from a single order could have a significant impact on the Company's net sales and operating results for a reporting period.

     A substantial portion of the Company's net sales have generally been realized near the end of each quarter and sales of Electron Optics Products to government-funded customers have generally been significantly higher in the fourth quarter. Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter. Announcements by the Company or its competitors of new products and technologies could cause customers to defer purchases of the Company's existing systems, which could also have a material adverse effect on the Company's business, financial condition and results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with certainty.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A large portion of the Company's business is conducted outside of the United States through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated result. The major foreign currencies in which the Company faces periodic fluctuations are the Dutch guilder, the German mark, the British pound sterling, the Italian lira, and the Japanese yen. Although for the last three years more than 60% of the Company's sales occur outside of the United States, a large proportion of these sales are denominated in U.S. dollars and Dutch guilders. As a result, despite an overall strengthening of the U.S. dollar, net sales were adversely affected by only 2%. Assets and liabilities of foreign subsidiaries are translated as of the exchange rates in effect at the balance sheet date. The resulting translation adjustments increased shareholders' equity and comprehensive income for 1998 by $1.2 million. The Company's primary exposure to changes in foreign currency results from inter-company loans made between the U.S. and Dutch subsidiaries and its other foreign subsidiaries. The Company does not actively hedge this exposure and the Company does not enter into derivative financial instruments for speculative purposes. The Company does from time to time enter into forward sale or purchase contracts for foreign currencies to hedge specific sales transactions. As of December 31, 1998, the aggregate notional amount of these contracts was $7.9 million. Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding at December 31, 1998 would decrease by approximately $0.8 million. The decrease in value would be substantially offset from the revaluation of the underlying transactions hedged.

     Interest Rate Sensitivity. The Company borrows funds under variable rate borrowing arrangements. As of December 31, 1998 and during the entire 1998 period, the Company did not hedge its interest rate risk. The Company would not experience a material impact on its income before taxes as the result of a 1% increase in the short-term interest rates which are used to calculate its interest expense.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are included on pages F-1 to F-30 of this Report. The schedule of valuation and qualifying accounts is included on page F-31.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders filed or to be filed no later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management will be included under "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)(1)    Financial Statements                               Page in this Report
                                                             -------------------

          Independent Auditors' Reports                                      F-1

          Consolidated Balance Sheets at December 31, 1997
          and 1998                                                           F-3

          Consolidated Statements of Operations for the Years
          Ended December 31, 1996, 1997 and 1998                             F-4

          Consolidated Statements of Comprehensive Loss for the Years
          Ended December 31, 1996, 1997 and 1998                             F-5

          Consolidated Statements of Shareholders' Equity for
          the Years Ended December 31, 1996, 1997 and 1998                   F-6

          Consolidated Statement of Cash Flows for the Years
          Ended December 31, 1996, 1997 and 1998                             F-7

          Notes to Consolidated Financial Statements                         F-8


(a)(2)    Financial Statement Schedules*

          Valuation and Qualifying Accounts for the Years
          Ended December 31, 1996, 1997 and 1998.

* All other schedules have been omitted because they are inapplicable or not required or because the information is given in the consolidated financial statements or the notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere in this document.

(a)(3)    Exhibits

2.1(4) Combination Agreement, dated November 15, 1996, as amended, between the Registrant and Philips Business Electronics International B.V.

2.2(7) Agreement and Plan of Merger, dated December 3, 1998, among the Reigstrant, Micrion Corporation and MC Acqisition Corporation.

3.1(4)    Second Amended and Restated Articles of Incorporation, as amended

3.2(4)    Restated Bylaws

4.1       See Articles III and IV of Exhibit 3.1 and Articles I and VI of
          Exhibit 3.2

10.1(1)+  1984 Stock Incentive Plan

10.2(4)+  1995 Stock Incentive Plan, as amended

10.3(2)+  1995 Supplemental Stock Incentive Plan

10.4(1)+  Form of Incentive Stock Option Agreement

10.5(1)+  Form of Nonstatutory Stock Option Agreement

10.6(1) Lease, dated as of November 20, 1992, between the Registrant and Capital Consultants, Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter Industry Pension Fund

10.7(4) Lease, dated January 11, 1996, between the Registrant and Pacific Realty Associates, L.P.

10.8(4) Lease, dated June 6, 1996, between the Registrant and Pacific Realty Associates, L.P.

10.9(1)# Agreement, dated February 9, 1994, between the Registrant and Philips Electron Optics B.V.

10.10(6) Lease, dated November 25, 1997, between the Registrant and Pacific Realty Associates, L.P.

10.11(5) Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V. as lessor and Philips Electron Optics B.V., a wholly owned indirect subsidiary of the Registrant, as lessee, including a guarantee by the Registrant of the lessee's obligations thereunder.

10.12(5) Employment Agreement, dated July 1, 1997, between the Registrant and William G. Langley

10.13(5) Employment Agreement, dated August 1, 1997, between the Registrant and Karel D. van der Mast

10.14(5) Revolving Credit Agreement, dated as of July 1, 1997, between the Registrant and KeyBank National Association

10.15(5) Amendment No. 1, dated as of August 31, 1997, to Revolving Credit Agreement between the Registrant and Key Bank National Association

10.16(6) Amendment No. 2, dated December 23, 1997, to Loan Agreement between the Registrant and Key Bank of Oregon

10.17+ Stock Bonus Agreement, dated as of June 25, 1998, between the Registrant and Vahe' Sarkissian

10.18+ Restricted Stock Purchase Agreement, dated as of June 25, 1998, between the Registrant and Vahe' Sarkissian

10.19(7) 19.9% Stock Option Agreement, dated as of December 3, 1998, between Micrion Corporation and the Registrant.

10.20(7) Stock Purchase Agreement, dated as of December 3, 1998, between Philips Business Electronics International B.V. and the Registrant.

21.1      Subsidiaries of the Registrant

23.1      Consent of Deloitte & Touche LLP

23.2      Consent of KPMG Accountants N.V.

27.1      Financial Data Schedule
----------------

     (1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

     (2) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

     (3) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 22, 1996.

     (4) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     (5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

     (6) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

     (7) Incorporated by reference to Exhibits to Registrant's Current Report on Form 8-K, dated December 9, 1998.

     + This exhibit constitutes a management contract or compensatory plan or arrangement.

     # Confidential treatment has been granted by the Commission for certain portions of this agreement.


     (b)  Reports on Form 8-K.

     On December 9, 1998, the Company filed a Form 8-K in connection with having entered into an Agreement and Plan of Merger with Micrion. Pursuant to the merger agreement and subject to the terms and conditions thereof, upon closing, Micrion will become a wholly-owned subsidiary of FEI.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       FEI COMPANY


                                       By: /s/ VAHE' SARKISSIAN
                                           -------------------------------------
                                           Vahe' A. Sarkissian
                                           President and
                                           Chief Executive Officer

Date:  March 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 30, 1998.

            Signature                                     Title
            ---------                                     -----

/s/ VAHE' SARKISSIAN
-------------------------
Vahe' A. Sarkissian           President and Chief Executive Officer
                              (Principal Executive Officer)

/s/ WILLIAM P. MOONEY
-------------------------
William P. Mooney             Executive Vice President and Chief Financial
                              Officer (Principal Financial Officer)

/s/ MARK V. ALLRED
-------------------------
Mark V. Allred                Controller and Assistant Treasurer
                              (Principal Accounting Officer)

/s/ LYNWOOD W. SWANSON
-------------------------
Lynwood W. Swanson            Chairman of the Board and Director


/s/ KAREL D. VAN DER MAST
-------------------------
Karel D. van der Mast         Executive Vice President Marketing,
                              Technical Officer and Director

/s/ ALFRED B. BOK
-------------------------
Alfred B. Bok                 Director

/s/ WILLIAM E. CURRAN
-------------------------
William E.Curran              Director


/s/ THEO J.H.J. SONNEMANS
-------------------------
Theo J.H.J. Sonnemans         Director


/s/ LLOYD R. SWENSON
-------------------------
Lloyd R. Swenson              Director


/s/ DONALD R. VANLUVANEE
-------------------------
Donald R. VanLuvanee          Director

                          FEI COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORTS...........................................    F-1
FINANCIAL STATEMENTS:
    Consolidated Balance Sheets at December 31, 1997 and 1998...........    F-3
    Consolidated Statements of Operations for the Years Ended
       December 31, 1996, 1997 and 1998 ................................    F-4
    Consolidated Statements of Comprehensive Loss for the Years
         Ended December 31, 1996, 1997 and 1998.........................    F-5
    Consolidated Statements of Shareholders' Equity for the Years
         Ended December 31, 1996, 1997 and 1998.........................    F-6
    Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1997 and 1998 ..............................    F-7
    Notes to Consolidated Financial Statements..........................    F-8

INDEPENDENT AUDITORS' REPORT


FEI Company
Hillsboro, Oregon


We have audited the accompanying consolidated balance sheets of FEI Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Portland, Oregon
February 26, 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Philips Business Electronics International B.V.:

We have audited the combined income statement, combined statement of comprehensive loss and combined cash flow statement for the year ended December 31, 1996 of Philips Electron Optics Operations. These combined financial statements are the responsibility of the management of Philips Electron Optics. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in The Netherlands, which do not differ substantially from generally accepted auditing standards in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The combined financial statements are prepared in accordance with generally accepted accounting principles in the United States on the basis of Notes 1 and 2 pursuant to the PEO combination Agreement between Philips Business Electronics International B.V. and FEI Company to transfer a substantial part of Philips Electron Optics to FEI Company. The Philips Electron Optics Operations were a component of several operating units of Philips Electronics N.V. and its subsidiaries and did not constitute a separate legal or reporting entity.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the cash flows and the results of operations of the Philips Electron Optics Operations to be transferred to FEI Company for the year ended December 31, 1996, on the basis described in Notes 1 and 2, in conformity with generally accepted accounting principles in the United States.


KPMG Accountants N.V.
Eindhoven, The Netherlands
April 9, 1997

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED  BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
(In Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            1997          1998
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $  16,394     $  15,198
  Receivables (Note 4)                                                                           56,168        56,046
  Inventories (Note 5)                                                                           39,207        43,518
  Deferred income taxes (Note 11)                                                                 2,484         9,926
  Other                                                                                           2,497         1,872
                                                                                              ---------     ---------

           Total current assets                                                                 116,750       126,560

EQUIPMENT (Note 6)                                                                               19,246        23,845

OTHER ASSETS (Note 7)                                                                            47,026        40,733
                                                                                              ---------     ---------
TOTAL                                                                                         $ 183,022     $ 191,138
                                                                                              =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                            $  15,984      $ 12,929
  Current account with Philips (Note 15)                                                          9,074         5,043
  Accrued payroll liabilities                                                                     3,248         3,638
  Accrued warranty reserves                                                                       4,239         6,186
  Deferred revenue                                                                               11,236        15,744
  Income taxes payable                                                                            2,731           952
  Accrued restructuring costs (Note 3)                                                               89         3,055
  Other current liabilities (Note 8)                                                              5,653         8,663
                                                                                              ---------     ---------
           Total current liabilities                                                             52,254        56,210

LINE OF CREDIT BORROWINGS (Note 9)                                                               17,844         7,250

LONG-TERM ACCOUNT WITH PHILIPS (Note 9)                                                               -        19,099

DEFERRED INCOME TAXES (Note 11)                                                                   7,544         7,861

OTHER LIABILITIES                                                                                   491         3,091

SHAREHOLDERS' EQUITY (Note 12):
  Preferred stock - 500,000 shares authorized; none issued and outstanding                            -             -
  Common stock - 30,000,000 shares authorized; 18,077,793 and 18,167,475
    shares issued and outstanding at December 31, 1997 and 1998                                 149,149       149,635
  Accumulated deficit                                                                           (36,602)      (45,510)
  Accumulated other comprehensive loss                                                           (7,658)       (6,498)
                                                                                              ---------     ---------

           Total shareholders' equity                                                           104,889        97,627
                                                                                              ---------     ---------

TOTAL                                                                                         $ 183,022     $ 191,138
                                                                                              =========     =========

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(In Thousands, Except Share Data)
-----------------------------------------------------------------------------------------------------------------

                                                                     1996               1997               1998
NET SALES                                                       $   112,384        $   168,796        $   178,771

COST OF SALES (Note 8)                                               79,065            106,629            119,579
                                                                -----------        -----------        -----------

           Gross profit                                              33,319             62,167             59,192
                                                                -----------        -----------        -----------
OPERATING EXPENSES:
  Research and development (Note 15)                                 10,893             15,396             19,506
  Selling, general and administrative                                21,739             37,024             41,426
  Amortization of intangibles                                             -              2,096              2,516
  Purchased in-process research and development (Note 2)                  -             38,046                  -
  Restructuring and reorganization costs  (Note 3)                        -              2,478              5,320
                                                                -----------        -----------        -----------

           Total operating expenses                                  32,632             95,040             68,768
                                                                -----------        -----------        -----------
OPERATING INCOME (LOSS)                                                 687            (32,873)            (9,576)
                                                                -----------        -----------        -----------

OTHER INCOME (EXPENSE):
  Interest income                                                         -                255                360
  Interest expense                                                        -               (846)            (1,164)
  Valuation adjustment (Note 7)                                           -                  -             (3,267)
  Other                                                                   -                (31)               (58)
                                                                -----------        -----------        -----------

           Total other expense, net                                       -               (622)            (4,129)
                                                                -----------        -----------        -----------

INCOME (LOSS) BEFORE TAXES                                              687            (33,495)           (13,705)
TAX EXPENSE (BENEFIT) (Note 11)                                         740              3,107             (4,797)
                                                                -----------        -----------        -----------

NET LOSS                                                        $       (53)       $   (36,602)       $    (8,908)
                                                                ===========        ===========        ===========

PER SHARE DATA (Note 13):
  Net loss per share, basic and assuming dilution               $     (0.01)       $     (2.19)       $     (0.49)
                                                                ===========        ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 13):
    Basic and assuming dilution                                   9,728,807         16,677,336         18,105,808
                                                                ===========        ===========        ===========

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                           1996            1997             1998
NET LOSS                                                                $    (53)       $ (36,602)        $ (8,908)

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment, zero taxes provided
      in 1996, 1997 and 1998                                              (4,481)          (7,658)          1,160
                                                                        --------        ---------         --------


COMPREHENSIVE LOSS                                                      $ (4,534)       $ (44,260)        $ (7,748)
                                                                        ========        =========         ========


See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(In Thousands, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------------


                                                 Common Stock                                           Accumulated
                                          -------------------------                                       Other
                                                                       Accumulated     Division        Comprehensive
                                          Shares          Amount         Deficit        Equity            Loss           Total
BALANCE, JANUARY 1, 1996                            -    $        -     $       -     $  32,551       $       -       $  32,551

Net loss                                            -             -             -           (53)              -             (53)

Capital infusions from Philips                      -             -             -       125,262               -         125,262

Dividends paid to Philips                           -             -             -      (110,209)              -        (110,209)

Translation adjustment                             -             -              -        (4,481)              -          (4,481)
                                          -----------     ---------     ---------     ---------       ---------       ---------

BALANCE, DECEMBER 31, 1996                          -             -             -        43,070               -          43,070

Cash contributed by Philips, net
 of liabilities assumed                             -         5,134             -             -               -           5,134

FEI shares outstanding on date of
  PEO combination (Note 2)                  7,959,933        99,209             -             -               -          99,209

Shares issued to PBE on date of
  PEO combination (Note 2)                  9,728,807        43,070             -       (43,070)              -               -

Net loss                                            -             -       (36,602)            -               -         (36,602)

Proceeds from exercise of options
  (Note 12)                                   389,053         1,736             -             -               -           1,736

Translation adjustment                             -             -              -             -          (7,658)         (7,658)
                                          -----------     ---------     ---------     ---------       ---------       ---------

BALANCE, DECEMBER 31, 1997                 18,077,793       149,149       (36,602)            -          (7,658)        104,889

Net loss                                            -             -        (8,908)            -               -          (8,908)

Proceeds from employee purchases of
  common stock through employee
  stock purchase plan (Note 12)                79,344           422             -             -               -             422
Proceeds from exercise of options
  (Note 12)                                    10,338            64             -             -               -              64

Translation adjustment                             -              -             -             -           1,160           1,160
                                          -----------     ---------     ---------     ---------       ---------       ---------

BALANCE, DECEMBER 31, 1998                 18,167,475     $ 149,635     $ (45,510)    $       -       $  (6,498)      $  97,627
                                          ===========     =========     =========     =========       =========       =========

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(In Thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                        1996           1997          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $     (53)      $ (36,602)    $ (8,908)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation                                                                       2,599          3,963        5,621
      Amortization                                                                           -          2,207        3,004
      Loss on disposal of fixed assets                                                     309            817        1,101
      Purchased in-process research and development                                          -         38,046            -
      Deferred taxes on income                                                               -         (2,861)      (7,125)
      Write-off of intangible assets                                                         -          3,152            -
      Valuation adjustment                                                                   -              -        3,267
      Decrease (increase) in assets:
        Receivables                                                                     (2,175)       (16,378)         122
        Inventories                                                                     (5,509)         5,180       (3,940)
        Other assets                                                                    (3,606)           711        2,876
      Increase (decrease) in liabilities:
        Accounts payable                                                                   180          1,749       (3,055)
        Current accounts with Philips                                                   (1,130)         7,917       (4,031)
        Accrued payroll liabilities                                                     (1,793)           485          390
        Accrued warranty reserves                                                          (97)         1,208        1,947
        Deferred revenue                                                                 2,948         (1,164)       4,508
        Accrued restructuring                                                                -             89        2,966
        Other liabilities                                                               (2,436)        (1,744)       4,084
                                                                                    ----------      ---------     --------

           Net cash provided by (used in) operating activities                         (10,763)         6,775        2,827
                                                                                    ----------      ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in the PEO combination                                                       -          1,420            -
  Acquisition of equipment                                                                   -         (9,412)     (11,883)
  Investment in software development                                                    (1,090)        (1,409)      (2,291)
  Purchase of businesses                                                                (3,200)            -             -
                                                                                    ----------      ---------     --------

           Net cash used in investing activities                                        (4,290)        (9,401)     (14,174)
                                                                                    ----------      ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from line of credit                                              -          8,708      (10,594)
  Proceeds from exercise of stock options and employee stock purchases                       -          1,736          486
  Proceeds from long-term borrowings from Philips                                            -              -       19,099
  Net cash provided by Philips                                                          15,053          8,000            -
                                                                                    ----------      ---------     --------

           Net cash provided by financing activities                                    15,053         18,444        8,991
                                                                                    ----------      ---------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      -            576        1,160
                                                                                    ----------      ---------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         -         16,394       (1,196)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               -              -       16,394
                                                                                    ----------      ---------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $        -      $  16,394     $ 15,198
                                                                                    ==========      =========     ========

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture, market and service products based on focused charged particle beam technology. The Company's products include transmission electron microscopes systems ("TEMs") and scanning electron microscopes systems ("SEMs"). FEI also manufactures SEMs designed for wafer scanning in the semiconductor integrated circuits industry ("Wafer SEMs"), focused ion-beam systems ("FIBs") and products that incorporate an electron beam and an ion beam into a single system ("DualBeam Systems"). The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States and eight other countries, constituting a majority of the worldwide market for the Company's products. In addition, the Company's products are sold through distribution agreements with affiliates of Koninklijke Philips Electronics N.V. ("Philips") located in approximately 20 additional countries. The Company also sells its products through independent representatives in certain countries. The Company's FIBs, Wafer SEMs and DualBeam Systems are sold primarily to semiconductor manufacturers and to thin film head manufacturers in the data storage industry, and are used in the design, manufacture and testing of integrated circuits and thin film heads. The Company's SEMs and TEMs products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to semiconductor and thin film head manufacturers.

     PEO Combination - In 1997 the shareholders of FEI Company approved an agreement (the "PEO Combination Agreement") between the Company and Philips Business Electronics International B.V. ("Philips Business Electronics"), a wholly owned subsidiary of Philips. Under the PEO Combination Agreement, FEI acquired on February 21, 1997 all of the stock of each of a Dutch holding company and a U.S. company, which conducted substantially all of the electron optics activities of Philips, in exchange for 55% of the common stock of FEI Company then outstanding (the "PEO combination"). The Philips electron optics businesses acquired include manufacturing, sales, and service operations in nine countries including the United States ("PEO Operations"). The transaction was accounted for as a "reverse acquisition" for accounting and financial reporting purposes, whereby Philips Business Electronics was treated as the accounting acquiror because Philips Business Electronics obtained control of the Company by acquiring 55% of the outstanding voting securities of the Company in the transaction. As a result, the historical financial statements of the Company prior to 1997 are the historical financial statements of the PEO Operations only. See Note 2.

     Basis of Presentation - The financial statements for periods prior to the PEO combination are presented as if the PEO Operations had existed as an entity separate from Philips during the periods presented and include the historical assets, liabilities, sales and expenses that are directly related to the PEO Operations.

     Because the PEO Operations transferred were historically part of the Philips group, certain allocations of liabilities and expenses have been included in the financial statements. These liabilities and expenses were allocated using various methods such as sales volume, number of employees, number of computer terminals, square footage occupied, etc. depending upon the nature of the liability or expense. In the opinion of management, the methods used to allocate these liabilities and expenses to the PEO Operations are reasonable. See Note 15.

     The financial statements for the periods prior to the PEO combination are not necessarily indicative of the financial position and results of operations that would have occurred had the PEO Operations been a separate entity.

     Dependence on Suppliers - Because of the highly specialized nature of the Company's products, certain of the components and subassemblies included in the Company's products are made to the Company's specifications and obtained from one or two suppliers, including the Philips Machine Shop. In addition to the Philips Machine Shop, the Company obtains a significant portion of its component parts from a second supplier. The Company believes some of the components supplied to it are available to the suppliers only from single sources. Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company. See Note 15.

     Use of Estimates in Financial Reporting - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from estimates.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     Forward Exchange Contracts - Most of the Company's subsidiaries transact business in their functional currencies as well as currencies other than their functional currencies. As a result, changes in foreign currency exchange rates may have an impact on the Company's operating results. Forward exchange contracts are used to hedge a portion of the risk of foreign currency fluctuations. Realized and unrealized gains on such contracts are deferred and recognized in income concurrent with the hedged transaction.

     Asset Impairment - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the remaining life and recoverability of equipment and other assets, including intangibles, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment is indicated, the Company adjusts the carrying amount of the asset to the lower of its carrying value or its fair value.

     Cash and Cash Equivalents - Money market funds and other highly liquid instruments with original maturities of three months or less are considered to be cash equivalents.

     Inventories are stated at lower of cost or market with cost determined by standard cost methods which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories, which exceed the estimated requirements for 12 months based on recent usage levels, are reported as noncurrent assets. Management has established inventory reserves based on their estimates of excess and/or obsolete current and noncurrent inventory.

     Equipment, including systems used in research and development activities, production and in demonstration laboratories, is stated at cost and depreciated over the estimated useful life of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred.

     Other Assets - Goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The existing focused ion beam technology acquired in the PEO combination is being amortized on a straight-line basis over 12 years. Certain computer software development costs have been capitalized. These costs are being amortized over three to five years, the estimated economic life of the software, using the straight-line method. Changes in technology could impact the Company's estimate of the useful life of such assets.

     Product Warranty - The Company's products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. The Company's estimate of warranty cost is based on its history of warranty repairs. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair than similar products have required in the past.

     Revenue Recognition - Product sales are recorded at the time of shipment. Where a service contract exists, service revenues are recognized ratably over the contract period; otherwise, service revenues are recognized as services are provided.

     Research and Development costs are expensed as incurred.

     Taxes and Tax Credits - Deferred taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.

     Stock-Based Compensation - The Company continues to measure compensation expense for its stock-based employee compensation plans using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense. See Note 12.

     Supplemental Cash Flow Information - Cash paid for interest totaled $770 and $1,226 for the years ended December 31, 1997 and 1998, respectively. Cash paid for income taxes totaled $1,230 and $4,107 for the years ended December 31, 1997 and 1998, respectively.

     Reclassification - Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     Recently Issued Accounting Pronouncements - During 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which has not yet been adopted by the Company, but is required to be adopted on January 1, 2000.

     Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.


2.   MERGERS AND ACQUISITIONS

Philips Electron Optics

     See Note 1, PEO Combination. On February 21, 1997, FEI Company ("Pre-PEO combination FEI") acquired the PEO Operations of Philips Business Electronics. Pre-PEO combination FEI acquired the PEO Operations in exchange for 9,728,807 newly issued shares of the Company's common stock, which constituted, when issued to Philips Business Electronics, 55% of the shares of common stock then outstanding. The PEO combination was treated as a "reverse acquisition" for accounting and financial reporting purposes whereby purchase accounting was applied to the financial statements of Pre-PEO combination FEI. The results of operations of Pre-PEO combination FEI are excluded from the consolidated financial statements prior to 1997. The 1997 results of operations reflect the results of the PEO Operations through February 20, 1997, and the combined results of the Company from February 21, 1997 and thereafter.

     Management estimated the fair market value of the assets acquired in order to allocate the total purchase price of $122,872 to the various assets. To determine the value of each of Pre-PEO combination FEI's product lines, management projected product revenues, gross margins, operating expenses, income taxes and returns on requisite assets. The resulting operating income projections for each product line were discounted to a net present value using discount rates ranging from 18 percent to 21 percent. This approach was applied to existing technology as well as to research and development projects which had not been proven technologically feasible and which had not generated revenue as of the date of the PEO combination. As a result of this valuation, the fair values of in-process research and development, existing technology and goodwill of Pre-PEO combination FEI were determined to be $38,046, $16,490 and $17,122, respectively.

     In accordance with the Company's policy to expense research and development costs as incurred, a one-time charge of $38,046 for the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the PEO combination. The amortization periods for existing technology and goodwill have been established at 12 years and 15 years, respectively. It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies, or both, may be reduced due to competitive pressures or other factors.

     Pro forma combined statement of operations data, presented as if the PEO combination had occurred on January 1, 1996 and January 1, 1997, are as follows:

                                                                              Year Ended December 31,
                                                                         ------------------------------
                                                                             1996               1997
Net sales                                                                $   142,996        $   172,214

Net loss                                                                 $    (2,602)       $   (37,656)

Pro forma per share data:
  Net loss per share, basic and assuming dilution                        $     (0.15)       $     (2.11)

Pro forma weighted average shares outstanding:
  Basic and assuming dilution                                             17,403,000         17,840,000
                                                                         ===========        ===========

     Pro forma results for the year ended December 31, 1997 include the $38,046 write-off of in-process research and development resulting from the PEO combination.

     ElectroScan Corporation

     On July 11, 1996, the Company acquired substantially all of the assets of ElectroScan Corporation, a Massachusetts corporation, for $2,800, resulting in $1,695 of intangible assets. The acquisition was accounted for as a purchase. The intangible assets were to be amortized over 60 months. Pursuant to the ElectroScan purchase agreement, the Company agreed to pay $25 of additional consideration to the former ElectroScan Corporation shareholders for each eight-inch ESEM model XL50 sold by the Company subsequent to closing of the ElectroScan acquisition until December 31, 2001, up to a maximum aggregate of $4,000. Through December 31, 1998, no such additional consideration has been incurred.

     Delmi S.r.o.

     On February 6, 1996, the Company acquired Delmi S.r.o., now called Philips Electron Optics Czech Republic S.r.o., at Brno, Czech Republic, for approximately $400. The acquisition was accounted for as a purchase and did not result in the recording of any intangible assets.

     Micrion Corporation

     On December 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Micrion Corporation ("Micrion"), a Massachusetts corporation engaged in the design, manufacture, sale and service of focused particle beam instruments. The merger is subject to regulatory approval and approval by the shareholders of both Micrion and the Company. Under terms of the Merger Agreement, Micrion would become a wholly owned subsidiary of the Company. Holders of Micrion common stock would receive one share of the Company's common stock and $6.00 in cash (or, in certain circumstances an equivalent amount of shares of the Company's stock in lieu of cash) in exchange for each share of Micrion common stock. The cash portion (or shares in lieu thereof) may be reduced if Micrion's indebtedness at closing of the merger exceeds certain levels set forth in the Merger Agreement.

     In connection with the proposed merger, Philips Business Electronics entered into a stock purchase agreement with the Company pursuant to which Philips Business Electronics has agreed to finance the cash portion of the merger consideration through the purchase from the Company of additional newly issued shares of common stock. Philips Business Electronics also has the option to purchase additional newly issued shares of common stock to maintain its majority shareholder position after the issuance of shares to Micrion's stockholders.


3.   RESTRUCTURING AND REORGANIZATION

1997 Restructuring and Reorganization

     In March 1997, the Company implemented a restructuring and reorganization plan for its ElectroScan operation in Massachusetts. The plan involved the transfer of the ElectroScan manufacturing activities to the Company's manufacturing facility in Acht, The Netherlands and termination of 11 employees. The Company informed all affected employees of the planned terminations and the related severance benefits that they would receive. The Company also discontinued the principal product produced by ElectroScan. Consequently, $1,699 of intangible assets attributable to the acquisition of the assets of ElectroScan was written off and charged to income in the first quarter of 1997, based on projections of future losses and cash flows. In addition, the estimated severance costs for 11 ElectroScan manufacturing and development employees, and other related costs of the plan were charged to income.

     As of December 31, 1997, ten of the affected employees were terminated and a liability of $89 remained on the Company's balance sheet. As of December 31, 1998, all of the affected employees were terminated and there were no remaining liabilities from this activity reflected in the Company's balance sheets.

     The components of this 1997 charge were as follows:

                                                                                              Year Ended
                                                                                             December 31,
                                                                                                 1997
                                                                                             ------------
Severance, outplacement, transition bonuses and related benefits for
  terminated employees                                                                        $     621

Remaining rent on vacated facilities                                                                158

Valuation adjustment on intangible assets related to abandoned technology                         1,699
                                                                                              ---------
1997 restructuring and reorganization charge                                                  $   2,478
                                                                                              =========


1998 Restructuring and Reorganization

     On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company plans to eliminate 163 positions worldwide, or about 16% of its work force as of July 29, 1998. The positions affected include manufacturing, marketing, administrative, field service, sales, and manufacturing personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 163 positions targeted for elimination, 66 employees had been terminated as of December 31, 1998 and 97 positions remain to be eliminated during 1999. Of the positions remaining at December 31, 1998, the majority are located in the Company's manufacturing facilities in Acht, The Netherlands where a significant number of positions are expected to be eliminated following the outsourcing of certain manufacturing operations.

     During the third quarter of 1998, the Company reorganized and consolidated its US field service function. The majority of the Company's operations in Mahwah, New Jersey were moved to Hillsboro, Oregon and consolidated with the US field service operations located there. The cost of this US field service reorganization included $87 in employee severance, outplacement and related benefits for terminated employees, and $189 in relocation and moving expenses for certain transferred employees and the assets formerly located in Mahwah. The charge also included $336 for lease abandonment costs of vacating leased premises in Mahwah. These charges are included in the table of restructuring charges shown below. Associated with this move and consolidation of US field service operations were inventory write-offs and additional obsolescence reserves for field service inventory, which totaled $3,278. This amount was charged to cost of sales along with $236 charged to selling, general and administrative expenses in 1998. As of December 31, 1998, approximately $1,524 of the charge to cost of sales is included in service inventory reserves.

     In the third quarter of 1998, the Company also undertook a plan to close its Massachusetts office and relocate a portion of the employees. Lease abandonment costs of $108 are included in the table below for the estimated lease termination costs associated with this relocation. Also in the third quarter of 1998, the Company implemented a plan to consolidate its duplicate facilities in each of the UK and Germany. $129 was incurred in 1998 for the cost of consolidating these facilities.

The various components of this charge were as follows:

                                                            Year Ended December 31, 1998        Accrued
                                                            ----------------------------       Liability
                                                              Charged                            as of
                                                                 to              Paid         December 31,
                                                              Expense          in Cash            1998
                                                              -------          -------            ----
Severance, outplacement and related benefits for
  terminated employees                                       $ 4,137           $ 1,436         $ 2,701

Lease abandonment costs for vacated facilities                   444                90             354

Relocation and moving expenses for employees and
  facilities                                                     318               318               -

Cost related to transferring property to vendors                 168               168               -
                                                             -------           -------         --------

                                                               5,067           $ 2,012         $ 3,055
                                                                               =======         =======

Non-Cash Asset Write-Downs:

Abandonment of leasehold improvements and fixed
  assets in location vacated                                     253
                                                             -------

1998 restructuring and reorganization charge                 $ 5,320
                                                             =======


4.   RECEIVABLES

     Receivables consist of the following:

                                                                 December 31,
                                                         ---------------------------
                                                             1997           1998
Trade                                                      $56,957        $55,587
Other                                                          999          2,401
                                                           -------        -------

                                                            57,956         57,988
Allowance for doubtful accounts                             (1,788)        (1,942)
                                                           -------        -------

           Total receivables                               $56,168        $56,046
                                                           =======        =======

5.    INVENTORIES

     Inventories consist of the following:

                                                               1997           1998
Raw materials and assembled parts                            $24,987        $25,667
Work in process                                               12,123         11,853
Finished goods                                                 5,998         10,439
                                                             -------        -------

                                                              43,108         47,959
Reserve for obsolete inventory                                (3,901)        (4,441)
                                                             -------        -------

           Total inventories                                 $39,207        $43,518
                                                             =======        =======

     Included in raw materials and assembled parts are $1,568 and $5,093 of current requirement service inventories at December 31, 1997 and 1998, respectively.

6.   EQUIPMENT

     Equipment consists of the following:

                                                          December 31,
                                                  ----------------------------
                                                      1997           1998
Leasehold improvements                              $ 1,464        $ 2,157
Machinery and equipment                              19,625         13,226
Demonstration inventory                               4,273         15,439
Other fixed assets                                    3,804          8,824
                                                    -------        -------

                                                     29,166         39,646
Accumulated depreciation                             (9,920)       (15,801)
                                                    -------        -------

           Total equipment                          $19,246        $23,845
                                                    =======        =======

7.   OTHER ASSETS

     Other assets consist of the following:

                                                                                        December 31,
                                                                              -----------------------------
                                                                                  1997           1998
Service inventories, noncurrent, net of obsolescence reserves
  of $3,862 and $6,810, respectively                                           $  8,635       $  7,037
Capitalized software development costs, net of amortization
  of $111 and $478, respectively                                                  2,059          3,469
Goodwill, net of amortization of $951 and $2,093, respectively                   16,171         15,029
Existing technology, net of amortization of $1,145 and $2,519,
  respectively                                                                   15,345         13,971
Patents, net of amortization of $18 and $39, respectively                           303            282
Investment in Norsam                                                              3,267              -
Deposits and other                                                                1,246            945
                                                                               --------       --------

           Total other assets                                                  $ 47,026       $ 40,733
                                                                               ========       ========

     Software development costs capitalized during the years ended December 31, 1996, 1997 and 1998 were $1,090, $1,409 and $2,291, respectively. During 1997, the Company determined that changes in development plans for certain products had reduced the future utility of some of the Company's software projects. Accordingly, previously capitalized software development costs of $1,627 were charged to research and development expense in 1997. Amortization of software development costs was $0, $111 and $459 for the years ended December 31, 1996, 1997 and 1998.

     The Company owns 500,000 shares of Norsam Technologies, Inc. ("Norsam") Series A Preferred Stock. The carrying value of the Norsam preferred stock was $3,267 at December 31, 1997. In September 1998 the Company evaluated its investment in Norsam and reduced to zero the carrying value of its cost-method investment. Management revised its projections for future cash flows that it expected to receive from its investment in Norsam following Norsam's divestiture of certain assets. Accordingly, management determined that the carrying value of its investment in Norsam was permanently impaired and recorded a valuation adjustment of $3,267.


8.   PRODUCT UPGRADE PROGRAM

     During 1998 the Company re-evaluated an upgrade program undertaken to replace certain third party manufactured parts within the installed base of a TEM product series. In 1998 management concluded that continuing to repair the defective parts was not a viable solution, and that substantially all of the installed base would have to be upgraded with replacement parts. A charge to cost of sales of $3,751 was recognized in 1998 to reflect the decision to proceed with these replacements. As of December 31, 1998, $1,349, representing the estimated cost of the program over the next twelve months, is included in other current liabilities. The $2,148 non-current portion of the estimated program cost is included in other liabilities.

9.   LINE OF CREDIT BORROWINGS

     At December 31, 1997 and 1998, the Company maintained a $25,000 bank line of credit, available on revolving advances at prime (8.5% at December 31, 1997 and 1998) or on 30, 60, 90, or 180-day draw periods at LIBOR plus 1.65%. A total of $6,693 was outstanding under the bank line of credit at December 31, 1998. Borrowings under the line of credit were secured by eligible receivables, inventories, and equipment. Under the terms of the line of credit, the Company was required to meet certain financial covenants.

     On February 25, 1999, the Company entered into a new credit facility with Philips and terminated its existing bank line of credit. The entire outstanding balance under the existing bank line of credit was paid off. The new credit facility provides borrowing capacity of up to $50,000, interest at LIBOR plus 0.75%, and matures on February 26, 2002. The line of credit is unsecured, and requires that the Company meet certain financial covenants.

     Based on management's intent, the amount of borrowings outstanding as of December 31, 1998, under the Company's line of credit, which was refinanced on February 25, 1999, is classified as long-term. A large portion of the account with Philips was also classified as long-term in anticipation of repayment at the initiation of the new credit facility.

     The Company also maintains a $5,000 unsecured and uncommitted bank borrowing facility in the US and certain limited facilities in selected foreign countries. At December 31, 1998, the Company had outstanding standby letters of credit totaling approximately $3,300.

10.  LEASE OBLIGATION

     Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2006, including the Company's facilities in Acht, The Netherlands. Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 1997 and 1998 was approximately $2,850 and $3,792. The combined statement of operations for the year ended December 31, 1996 includes $332 of depreciation expense related to the facilities in Acht, representing an assumed charge from Philips for the use of the land and building. See also Note 15.

     The lease agreements generally provide for payment of base rental amounts plus the Company's share of property taxes and common area costs. The leases generally provide renewal options at current market rates.

     The approximate future minimum rental payments due under these agreements as of December 31, 1998 are $3,729, $3,043, $3,098, $3,182, and $2,607 for the
years ending December 31, 1999 through 2003, respectively, and $4,031 thereafter.

11.  TAXES

     Income tax expense consisted of the following:

                                                                          Year Ended December 31,
                                                                  ---------------------------------------
                                                                      1996         1997          1998
Current:
  Federal                                                           $     -      $ 1,043       $ 2,200
  State                                                                   -          236           404
  Foreign                                                             1,142        2,682          (276)
                                                                    -------      -------       -------

           Subtotal                                                   1,142        3,961         2,328
Deferred benefit                                                       (402)        (854)       (7,125)
                                                                    -------      -------       -------

           Total tax expense (benefit)                              $   740      $ 3,107       $(4,797)
                                                                    =======      =======       =======

     The effective income tax rate varies from the US federal statutory rate due to the following:

                                                                      1996          1997            1998
Expected tax expense (benefit) at statutory rates                   $   240     $ (11,723)       $ (4,611)
Increase (reduction) in income taxes resulting from:
  Foreign taxes                                                        (180)          529               7
  Write-off of in-process technology                                      -        13,316               -
  State income taxes                                                      -           153            (478)
  Goodwill amortization                                                   -           333             524
  Other                                                                 680           499            (239)
                                                                    -------     ---------        --------

           Total tax expense (benefit)                              $   740     $   3,107        $ (4,797)
                                                                    =======     =========        ========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                                       December 31,
                                                                               --------------------------
                                                                                    1997        1998
Deferred tax assets:
  Accrued liabilities                                                           $    229      $  2,205
  Warranty reserve                                                                 1,185         1,685
  Inventory reserves                                                                 766         3,478
  Allowance for bad debts                                                            626           696
  Basis differences in investment                                                      -         1,346
  Other assets                                                                        12         1,147
                                                                                --------      --------

                                                                                   2,818        10,557
                                                                                --------      --------
Deferred tax liabilities:
  Capitalized software development costs                                            (420)       (1,024)
  Existing technology and other intangibles                                       (6,383)       (5,757)
  Basis difference in fixed assets                                                  (785)         (697)
  Other liabilities                                                                 (290)       (1,014)
                                                                                --------      --------

                                                                                  (7,878)       (8,492)
                                                                                --------      --------

           Net deferred tax asset (liability)                                   $ (5,060)     $  2,065
                                                                                ========      ========

     These deferred tax components are reflected in the consolidated balance sheet as follows:

                                                                                      December 31,
                                                                               --------------------------
                                                                                   1997          1998
Deferred tax:
  Current asset                                                                 $  2,484      $  9,926
  Long-term liability                                                             (7,544)       (7,861)
                                                                                --------      --------

           Net deferred tax asset (liability)                                   $ (5,060)     $  2,065
                                                                                ========      ========

12.  SHAREHOLDERS' EQUITY

     Capital Stock - As of December 31, 1998, 2,000,841 shares of common stock were reserved for stock incentive plans.

     As part of the PEO Combination Agreement, the Company agreed to issue to Philips Business Electronics, from time to time, that number of additional shares of common stock of the Company necessary to maintain Philips Business Electronics' ownership percentage (without regard to other possible share transactions) at not less than 55% after exercise of options and warrants to purchase common stock of the Company, if those options and warrants were outstanding, or issuable without further action by the Company's Board of Directors, on February 21, 1997. As of

December 31, 1998, 1,032,328 shares of the Company's common stock are reserved for issuance as a result of this agreement.

     Stock Incentive Plans - The Company maintains stock incentive plans for selected directors, officers, employees, and certain other parties which allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, and to sell restricted stock.

     The 1995 Stock Incentive Plan ("1995 Plan") allows for issuance of a maximum of 1,600,000 shares. The Board of Directors' ability to grant options under the 1995 Plan will terminate when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the option of the Board of Directors.

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

     Options are granted under various vesting arrangements, up to a maximum of five years. Options expire after a maximum of ten years. Options outstanding are summarized as follows:

                                                                                            Weighted
                                                                           Number            Average
                                                                          of Shares      Exercise Price
                                                                      ------------------------------------
Balance, December 31, 1996                                                       -                 -

Options outstanding at date of Combination                               1,253,223           $ 11.63
Options granted                                                            187,104             12.18
Options exercised                                                         (177,224)             9.80
Options expired                                                            (65,788)            10.83
                                                                        ----------           -------

Balance, December 31, 1997                                               1,197,315             12.03

Options granted                                                          1,711,474              7.87
Options exercised                                                           (8,550)             7.50
Options expired or cancelled                                            (1,406,709)            11.92
                                                                        ----------           -------

Balance, December 31, 1998                                               1,493,530           $  7.39
                                                                        ==========           =======

Exercisable at December 31, 1998                                           284,051           $  9.99
                                                                        ==========           =======

     During 1998, all current employees and directors of the Company with outstanding option grants were given the option of returning stock options granted prior to September 10, 1998 for cancellation and receiving replacement options with new terms. In response to this program, employees of the Company surrendered existing options and received new options covering a total of 1,181,348 shares. The new options were granted on September 18, 1998 at an exercise price of

$6.625 and vest 20 percent six months from grant date, 20 percent one year from grant date and 20 percent per year thereafter.

     Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                        Options Outstanding                         Options Exercisable
                        ----------------------------------------------------  ---------------------------------
                          Outstanding       Weighted Avg.       Weighted        Exercisable        Weighted
                             as of            Remaining         Average           as of            Average
      Range of            December 31,       Contractual        Exercise       December 31,        Exercise
  Exercise Prices             1998           Life (yrs)          Price             1998              Price

   $5.55 - $7.40          1,208,698            9.5               $ 6.62            63,629           $ 6.77
   $7.40 - $9.25            132,293            6                   8.41            86,035             8.27
   $9.25 - $11.10            29,519            2.8                 9.73            25,047             9.77
  $11.10 - $12.95            10,000            7.3                12.00             6,000            12.00
  $12.95 - $14.80           103,020            1.9                13.25            97,340            13.25
  $14.80 - $16.65            10,000            7.3                15.00             6,000            15.00
                          ---------            ---               ------           -------           ------

                          1,493,530            8.5               $ 7.39           284,051           $ 9.99
                          =========            ===               ======           =======           ======

     The weighted average fair value of options granted was $9.00 and $5.95 for the years ended December 31, 1997 and 1998, respectively.

     Employee Stock Purchase Plan - During 1998 the Company implemented an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of common stock of the Company. The purchase price is set at a 15 percent discount from market price at the beginning or end of each six-month purchase period, whichever is lower. The ESPP allows a maximum purchase of 1,000 shares by each employee during any 12-month purchase period. During 1998, employees purchased 79,344 shares at an average purchase price of $5.32. At December 31, 1998, 170,656 shares of common stock were reserved for issuance under the ESPP. The weighted average fair value of ESPP shares granted was $5.47 for the year ended December 31, 1998.

     As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options or ESPP shares granted at fair value on the date of grant. Had compensation cost for the Company's stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant, the Company's net loss and loss per share would have been reduced to the pro forma amounts shown below:

                                                       Year Ended December 31,
                                                    ----------------------------
                                                        1997             1998
Net loss:
  As reported                                       $ (36,602)        $ (8,908)
  Pro forma                                           (37,034)         (10,036)

Net loss per share, basic and assuming dilution:
  As reported                                       $   (2.19)        $  (0.49)
  Pro forma                                             (2.22)           (0.55)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                          Year Ended December 31,
                                                                        ---------------------------
                                                                           1997             1998
Dividend yield                                                             0.0%             0.0%
Expected volatility (based on historical volatility)                      64.4%            77.6%
Weighted average risk-free interest rate                                   6.3%             5.3%
Weighted average expected term                                          7.9 years        7.2 years

     The fair value of ESPP shares granted but not yet purchased was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                     Year Ended
                                                                     December 31,
                                                                        1998
Dividend yield                                                          0.0%
Expected volatility (based on historical volatility)                   77.6%
Weighted average risk-free interest rate                                4.5%
Weighted average expected term                                       0.5 years

13.  EARNINGS PER SHARE

     Earnings per share have been calculated assuming the shares of the Company issued to Philips Business Electronics in the PEO combination were outstanding for the PEO Operations and the combined company for all periods presented and assuming the shares of the Company outstanding prior to the PEO combination were issued as of the closing date of the PEO combination. See Note 2. Effective at the closing of the PEO combination, division equity of the PEO Operations was reclassified to paid-in capital of the Company.

     There were no potentially dilutive securities outstanding during 1996. Potentially dilutive securities outstanding during 1997 and 1998 have been excluded from the calculation for those years because their effect would reduce the net loss per share. Accordingly, the diluted loss per share is equivalent to the basic loss per share for all periods presented.

     Options to purchase 317,875 shares of common stock outstanding during 1997 and 799,869 shares of common stock outstanding during 1998 had exercise prices greater than the average market price of the common shares during the respective year.


14.  EMPLOYEE BENEFIT PLANS

     Employee pension plans have been established in many countries in accordance with the legal requirements, customs and the local situation in the countries involved. The majority of employees in Europe, Japan and Canada are covered by defined benefit plans sponsored by Philips. Employees in the US are not covered by defined benefit plans. The benefits provided by these plans are based primarily on years of service and employees' compensation near retirement. The funding policy for the plans is consistent with local requirements in the countries of establishment. Contributions to the plans are determined by Philips and charged to the Company. The Company was not charged and did not contribute to such plans during the years ended December 31, 1996, 1997 and 1998.

     As the Company's employees represent less than 1% of the total active participants in these plans, and as separate pension records are not maintained for each participating company, the Company does not account for its share of plan assets and obligations, except for a plan in Germany. That plan is not funded with a separate pension fund. Noncurrent liabilities on the Company's balance sheet cover the projected benefit obligations for the few employees who participate in the German plan as well as certain supplementary payments to selected employees in France.

     Provision for Postretirement Benefits Other Than Pensions - In The Netherlands and the U.S., Philips provides certain postretirement benefits other than pensions. In accordance with SFAS No. 106, Philips began accruing for this liability over 20 years at the corporate level. The accrual commenced in 1993 for plans in the U.S. and in 1995 for plans in The Netherlands. The portion of the corporate provision allocable to the Company's operations in the U.S. is allocated to the Company and is included in other liabilities. On the basis of the number of the Company's employees located in The Netherlands at December 31, 1997 and 1998, an amount of approximately $75 each year was allocated to the Company. The unrecognized part of the liabilities allocated on the same basis to the Company amounts to approximately $700 at both December 31, 1997 and 1998, respectively.

     Profit Share Incentive Plan - The Company's employee profit share incentive plan is based on growth of operating income on a year-to-year basis. During the years ended December 31, 1997 and 1998, the Company did not contribute to the plan.

     Profit Sharing 401(k) Plan - The Company has a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may defer a portion of their compensation, and the Company may contribute an amount approved by the Board of Directors. The Company matches

100 percent of employee contributions to the 401(k) Plan, up to 3 percent of each employee's salary. For the years ended December 31, 1997 and 1998, the Company contributed $504 and $559 to the plan.

15.  RELATED-PARTY TRANSACTIONS

     Sales to Philips Organizations - A number of Philips sales organizations act as distributors for the Company's products in their respective countries. In addition to sales for further distribution, some Philips units buy products manufactured by the Company. Sales to Philips units amounted to approximately $15,300, $13,600, and $16,684 during the years ended December 31, 1996, 1997, and 1998, respectively.

     Distribution Agreements with Philips - In conjunction with the PEO combination, the Company entered into a three year distribution agreement with Philips whereby its affiliates in certain territories provide sales and services activities for the Company. The Company sells its products to these affiliates at a discount from list price. The agreement will terminate on January 1, 2000 unless terminated prior to that time. Under certain conditions of termination, the Company has an option to purchase these distribution businesses at fair market value.

     Purchases from Philips Suppliers - See Note 1. A substantial portion of the subassemblies included in the Company's FIBs, TEMs and SEMs are purchased from Philips Machinefabrieken Nederland B.V. ("Philips Machine Shop"). Purchases from Philips and other Philips-owned entities amounted to approximately $14,000, $12,100 and $28,600 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Purchases through Philips - From time to time, the Company purchases materials and supplies under collective purchase agreements and purchase conditions negotiated by Philips for the benefit of its group of Philips Business Electronics companies. For this service, the Company has paid a fixed annual fee amounting to approximately $43, $50, and $67 for the years ended December 31, 1996, 1997, and 1998, respectively, which has been charged to cost of sales. The benefits to the Company of these arrangements cannot be calculated precisely, but management believes that such benefits are comparable to similar arrangements which could have been entered into had the Company operated on a stand-alone basis.

     Leased Facilities from Philips - In conjunction with the PEO combination, the Company entered into a 10-year operating lease agreement for its manufacturing and administrative facilities in Acht, The Netherlands, with Philips Business Electronics. During 1997, Philips Business Electronics sold the property and assigned the lease with the Company to an unrelated third party. The Company paid $850 to Philips Business Electronics in 1997 under this lease arrangement. The Company was allocated $332 of depreciation expense related to these facilities in 1996. The Company also leases sales, service and administrative facilities from Philips in certain countries under various services agreements (see "Other Services Provided by Philips" below).

     Development Services Provided by Philips - During 1998, the Company entered into a research and development contract with the Philips Machine Shop for the development of the stage assembly for the Company's next generation of instruments. In September 1998, the contract was terminated before completion and the Company agreed to settle its obligations to Philips Machine Shop for design and development services rendered under the contract for $3,581. This amount is included in research and development expense in the year ended December 31, 1998.

     Other Services Provided by Philips - In connection with the PEO Combination Agreement, the Company entered into various services agreements with Philips affiliates for the purpose of defining their ongoing relationship. These agreements set forth certain rights and obligations of the Company, Philips and their respective affiliates on a prospective basis. The agreements afford the Company continued access to the research and development resources of Philips on a fee basis, and provide for the parties' respective rights to intellectual property. These service agreements also provide for Philips affiliates to continue to provide certain administrative, accounting, information services, logistics, occupancy, and other services that have been provided to the Company in the past. Management believes that, had these agreements been in place on a historical basis, they would not have resulted in any material change in the historical results of operations of the Company. During the years ended December 31, 1997 and 1998, the Company paid Philips approximately $3,600 and $4,350 for these administrative and other services (see "Corporate Allocations from Philips" below).

     Pre-Combination Corporate Allocations from Philips - Through February 20, 1997, Philips provided substantial services to the PEO Operations, including general management, treasury, tax, financial audit, accounting, financial reporting, human resource management, information technology, insurance, and legal services. Prior to the PEO combination, Philips charged for such services through corporate allocations generally based on a percentage of sales. The amount of the charge was dependent upon the total amount of anticipated allocable costs incurred by Philips, less amounts charged as a direct cost or expense rather than by allocation. Included in selling, general and administrative expenses are charges of $1,271 for such services for the year ended December 31, 1996. No such allocations were made for the years ended December 31, 1997 and 1998.

     Philips Internal Audit - Commencing in 1998, the Company engaged the services of Philips Corporate Internal Audit Department to perform what is expected to be an annual operational audit of the Company and its subsidiaries. The Philips internal audit process is generally implemented for all Philips subsidiaries and divisions and focuses primarily on an evaluation of business processes and their function and financial results associated with creation of management information. The fee for 1998 for these services was $84,000.

     Current Accounts with Philips - Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. Most of the current account transactions relate to deliveries of goods.

     Current accounts with Philips, after reclassification of a portion of the balance to long term liabilities, consist of the following (see Note 9):

                                                                  1997              1998
Current accounts receivable                                    $  7,678          $  5,689
Current accounts payable                                        (16,752)          (10,732)
                                                               --------          --------

           Total                                               $ (9,074)         $ (5,043)
                                                               ========          ========

     Other Related Party Transactions - During 1998, the Company had equipment sales totaling $1,721 to a customer in which the Company's Chief Executive Officer has an ownership interest. As of December 31, 1998, the Company also had outstanding $464 in lease guarantees for this customer (see Note 18).


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes the carrying amounts of cash and cash equivalents, receivables, line of credit, notes payable, accounts payable, accrued payroll liabilities and other current liabilities are a reasonable approximation of the fair value of those financial instruments.

     International operations give rise to market risks from changes in foreign currency exchange rates. Forward exchange contracts are utilized to hedge a portion of the risk of foreign currency fluctuations. As of December 31, 1998, forward exchange contracts outstanding totaled approximately $7,915 maturing at various dates through March 1999. The difference between the contracted rate and the spot rate at December 31, 1998 amounted to an unrealized loss of $174.

17.  LITIGATION

     The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or liquidity.


18.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is self-insured for certain aspects of its property and liability insurance program and is responsible for deductible amounts under certain policies. The deductible amounts generally range from $10 to $250 per claim.

     The Company participates in a third party equipment lease financing program with a US financial institution for a small portion of products sold. Under this arrangement, the financial institution has recourse with the Company for the greater of 10 percent of each outstanding lease portfolio or $500. As of December 31, 1998, the Company had guarantees outstanding under this lease financing program, which totaled $1,229, related to transactions from 1996 through 1998.


19.  SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

     The Company operates in three segments. The Components segment manufactures and markets electron and ion emitters, focusing columns, and components thereof. The Microelectronics segment manufactures, markets, and services FIB workstations and DualBeam systems that combine a FIB column with a SEM column onto a single instrument. The Electron Optics segment manufactures, markets and services SEMs and TEMs. Certain models of SEMs are also manufactured by Electron Optics but marketed through Microelectronics for use in the semiconductor industry. Such sales are reflected as Microelectronics sales in the table below. The demand and market forces for these products differ significantly among the segments. See Note 1.

     The following table summarizes various financial amounts for each of the Company's segments:

                                                                                      Corporate
                                                             Micro-       Electron       and
                                            Components    electronics      Optics    Eliminations        Total
1996:
  Product sales to customers                $       -     $       -       $ 88,783    $        -      $  88,783
  Service sales to customers                        -             -         23,601             -         23,601
                                            ---------     ---------       --------    ----------      ---------
Total sales                                         -             -        112,384             -        112,384
  Gross profit                                      -             -         33,319             -         33,319
  Depreciation & amortization                       -             -          2,599                        2,599
  Operating income                                  -             -            687             -            687
  Total assets                                      -             -         71,824             -         71,824

1997:
  Product sales to customers                   11,308        48,764         84,181             -        144,253
  Service sales to customers                        -         4,874         19,669             -         24,543
  Inter-segment sales                          4,572             -         11,000        (15,572)             -
                                            ---------     ---------       --------    ----------      ---------
Total sales                                    15,880        53,638        114,850       (15,572)       168,796
  Gross profit                                  6,368        19,380         36,501           (82)        62,167
  Depreciation & amortization                     480         4,647          1,043             -          6,170
  Operating income (loss)                       4,055       (38,852)         1,803           121        (32,873)
  Total assets                                  7,244        98,376         87,669       (10,267)       183,022

1998:
  Product sales to customers                   15,528        54,596         79,906             -        150,030
  Service sales to customers                        -         5,141         23,600             -         28,741
  Inter-segment sales                          6,554             -         11,490        (18,044)             -
                                            ---------     ---------       --------    ----------      ---------
Total sales                                    22,082        59,737        114,996       (18,044)       178,771
  Gross profit                                  8,364        15,854         34,974             -         59,192
  Depreciation & amortization                     750         5,723          2,152             -          8,625
  Operating income (loss)                       5,931       (13,587)        (1,822)          (98)        (9,576)
  Total assets                                  6,904        93,763         97,691        (7,220)       191,138

     Inter-segment sales from Components to Microelectronics are recorded at cost, with no markup for gross profit within the Components segment. Inter-segment sales from Electron Optics to Microelectronics are recorded at transfer prices, which approximate arm's length prices and include a markup for gross profit within the Electron Optics product division. Shared corporate expenses are allocated pro-rata to the operating segments on the basis of total sales. Assets that cannot be assigned to a specific segment are shown as corporate assets. The 1997 gross margin of Microelectronics includes the effect of the step-up in inventory at the date of the PEO combination which increased cost of goods sold in 1997. The 1997 results of Microelectronics also include the $38,046 write-off of purchased in-process research and development resulting from the PEO combination. The 1997 operating income of Electron Optics includes a restructuring and reorganization charge of $2,478 related to the Company's ElectroScan operations. The 1998 operating income of each of the segments includes a restructuring and reorganization charge. The amount of the charge was $26, $1,850 and $3,444 for Components, Microelectronics and Electron Optics respectively.

     The Company's long-lived assets were geographically located as follows:

                                                             December 31,
                                                      ------------------------
                                                         1997          1998
US                                                    $ 51,986       $ 46,951
The Netherlands                                          5,835          5,097
Other                                                    8,451         12,530
                                                      --------       --------

  Total                                               $ 66,272       $ 64,578
                                                      ========       ========

The following table summarizes sales by geographic region:

                                           North         Europe         Asia          Other          Total
                                          America                      Pacific
1996:
     Total sales                         $ 45,822       $ 48,707      $ 14,288        $ 3,567     $ 112,384
                                         ========       ========      ========        =======     =========

1997:
     Total sales                         $ 71,522       $ 51,510      $ 42,949        $ 2,815     $ 168,796
                                         ========       ========      ========        =======     =========

1998:
  Product sales to customers             $ 58,933       $ 48,881      $ 38,370        $ 3,846     $ 150,030
  Service sales to customers               15,468         12,178         1,095              -        28,741
                                         --------       --------      --------        -------     ---------
     Total sales                         $ 74,401       $ 61,059      $ 39,465        $ 3,846     $ 178,771
                                         ========       ========      ========        =======     =========

     Sales to customers in the US were $44,155 (including sales of $15,910 from the PEO Operations to Pre-PEO Combination FEI), $67,821 and $73,190 for the years ended December 31, 1996, 1997 and 1998, respectively. Sales to customers in Germany were $11,664 for the year ended December 31, 1996. No other country represented more than 10 percent of total sales in 1996, 1997 or 1998.

     Major Customers - None of the Company's customers accounted for 10% or more of its revenue.

                                   * * * * * *


                          FEI COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                           Additions
                                                                 --------------------------
                                                   Balance at    Charged to       (2)                     Balance at
                                                  Beginning of    Costs and      Other                      End of
                                                     Period       Expenses     Additions    Deductions     Period
Year ended December 31, 1998:
Reserve for obsolete inventory                    $ 3,901         $ 2,056      $      -     $ (1,516)     $  4,441
Reserve for obsolete service inventory              3,862           3,760             -         (812)        6,810
Allowance for doubtful accounts                     1,788             379             -         (225)        1,942
                                                 ------------------------------------------------------------------
Total                                             $ 9,551         $ 6,195      $      -     $ (2,553)     $ 13,193
                                                 ==================================================================

Year ended December 31, 1997:
Reserve for obsolete inventory                    $ 2,324         $ 1,806      $    426     $   (655)     $  3,901
Reserve for obsolete service inventory              2,661             926         1,067         (792)        3,862
Allowance for doubtful accounts                       603           1,623           450         (888)        1,788
                                                 ------------------------------------------------------------------
Total                                             $ 5,588         $ 4,355      $  1,943     $ (2,335)     $  9,551
                                                 ==================================================================

Year ended December 31, 1996:  (1)

(1) Amounts for the PEO Operations for the year ended December 31, 1996 are not available.

(2) Represents amounts outstanding for Pre-PEO combination FEI at the date of the PEO combination.

                                  EXHIBIT INDEX

Exhibit   Description                                                 Sequential
  No.                                                                   Page No.
-------   -----------                                                 ----------

 2.1(3) Combination Agreement, dated November 15, 1996, as amended, between the Registrant and Philips Business Electronics
          International B.V.

 3.1(4) Second Amended and Restated Articles of Incorporation, as amended

 3.2(4)   Restated Bylaws

 4.1 See Articles III and IV of Exhibit 3.1 and Articles I and VI of Exhibit 3.2

10.1(1)+  1984 Stock Incentive Plan

10.2(4)+  1995 Stock Incentive Plan, as amended

10.3(2)+  1995 Supplemental Stock Incentive Plan

10.4(1)+  Form of Incentive Stock Option Agreement

10.5(1)+  Form of Nonstatutory Stock Option Agreement

10.6(1) Lease, dated as of November 20, 1992, between the Registrant and Capital Consultants, Inc. as agent for United
          Association Union Local 290, Plumber, Steamfitter and
          Shipfitter Industry Pension Fund

10.7(4) Lease, dated January 11, 1996, between the Registrant and Pacific Realty Associates, L.P.

10.8(4)   Lease, dated June 6, 1996, between the Registrant and
          Pacific Realty Associates, L.P.

10.9(1)# Agreement, dated February 9, 1994, between the Registrant and Philips Electron Optics B.V.

10.10(6) Lease, dated November 25, 1997, between the Registrant and Pacific Realty Associates, L.P.

10.11(5) Lease Agreement, dated October 27, 1997, between Philips Businessl Electronics International B.V. as lessor and Philips Electron Optics B.V., a wholly owned indirect subsidiary of the Registrant, as lessee, including a guarantee by the Registrant of the lessee's obligations thereunder

10.12(5)  Employment Agreement, dated July 1, 1997, between the
          Registrant and William G. Langley

10.13(5)  Employment Agreement, dated August 1, 1997, between the
          Registrant and Karel D. van der Mast

10.14(5) Revolving Credit Agreement, dated as of July 1, 1997, between the Registrant KeyBank National Association

Exhibit   Description                                                 Sequential
  No.                                                                   Page No.
-------   -----------                                                 ----------

10.15(5) Amendment No. 1, dated as of August 31, 1997, to Revolving Credit Agreement between the Registrant and KeyBank National Association

10.16(6) Amendment No. 2, dated December 23, 1997, to Loan Agreement between the Registrant and Key Bank of Oregon

10.17 Stock Bonus Agreement, dated as of June 25, 1998, between the Registrant and Vahe' Sarkissian

10.18 Restricted Stock Purchase Agreement, dated as of June 25, 1998, between the Registrant and Vahe' Sarkissian

21.1      Subsidiaries of the Registrant


23.1      Consent of Deloitte & Touche LLP

23.2      Consent of KPMG Accountants N.V.

27.1      Financial Data Schedule

----------------

(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

(2) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 22, 1996.

(4) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 28, 1997

(6) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

+ This exhibit constitutes a management contract or compensatory plan or arrangement.

# Confidential treatment has been granted by the Commission for certain portions of this agreement.