Form 10-Q/A
period 1998-03-29
FEI CO
filed 1999-04-30
CIK 914329

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

         For the transition period from ________________ to ________________

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

                              INDEX TO FORM 10-Q/A

                                                                            Page

Part I - Financial Information

         Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - March 29, 1998
              (restated) and December 31, 1997 ................................1

              Condensed Consolidated Statements of Operations -
              Thirteen Weeks Ended March 29, 1998 (restated) and
              March 30, 1997 ..................................................2

              Condensed Consolidated Statements of Cash Flows -
              Thirteen Weeks Ended March 29, 1998 (restated) and
              March 30, 1997 ..................................................3

              Notes to Condensed Consolidated Financial Statements
              (unaudited) .....................................................4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .........................8

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K ...........................12

Signatures ...................................................................13

Item 1.  Financial Statements

                          FEI Company and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                          December 31,          March 29,
                                                                 1997               1998
                                                        -------------      -------------
                                                                           (As Restated,
                                                                            see Note 7)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                          $      16,394      $      17,129
     Receivables                                               56,168             52,467
     Inventories (Note 3)                                      37,807             40,647
     Deferred income taxes                                      2,484              3,374
     Other                                                      2,497              1,080
                                                        -------------      -------------
          Total current assets                                115,350            114,697

EQUIPMENT                                                      19,246             20,355
LEASE AND NOTE RECEIVABLES                                        946                825
OTHER ASSETS                                                   47,480             45,662
                                                        -------------      -------------
          TOTAL                                         $     183,022      $     181,539
                                                        =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                   $      15,984      $      13,927
     Current accounts with Philips (Note 4)                     9,074             14,241
     Accrued payroll liabilities                                3,248              2,684
     Accrued expenses & deferred income                        18,206             19,016
     Other current liabilities                                  5,742              5,484
                                                        -------------      -------------
          Total current liabilities                            52,254             55,352

LINE OF CREDIT                                                 17,844             12,801
LONG-TERM PROVISIONS                                              491                835
DEFERRED INCOME TAXES                                           7,544              7,957

SHAREHOLDERS' EQUITY:
     Preferred stock - 500,000 shares authorized;
       None issued and outstanding                                 --                 --
     Common stock - 30,000,000 shares authorized;             149,151            149,149
       18,077,793 and 18,078,337 shares issued
       and outstanding at December 31, 1997 and
       March 29, 1998, respectively
     Accumulated deficit                                      (36,602)           (36,895)
     Accumulated other comprehensive income                    (7,658)            (7,662)
                                                        -------------      -------------

          Total shareholders' equity                          104,889            104,594
                                                        -------------      -------------
          TOTAL                                         $     183,022      $     181,539
                                                        =============      =============

See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)

                                                                Thirteen Weeks Ended
                                                             March 30,          March 29,
                                                                 1997               1998
                                                        -------------      -------------
                                                                           (As Restated,
                                                                            see Note 7)
NET SALES                                               $      32,067      $      35,954

COST OF SALES                                                  23,267             21,858
                                                        -------------      -------------

                           Gross profit                         8,800             14,096

OPERATING EXPENSES:
     Research and development costs                             4,383              4,838
     Selling, general and administrative costs                 10,398              8,859
     Amortization of intangibles                                  256                634
     Purchased in-process research and
        development (Note 2)                                   38,046                 --
     Restructuring and reorganization costs
        (Note 5)                                                2,478                 --
                                                        -------------      -------------

          Total operating expenses                             55,561             14,331


OPERATING LOSS                                                (46,761)              (235)

OTHER EXPENSE, NET                                               (197)              (216)
                                                        -------------      -------------

LOSS BEFORE TAXES                                             (46,958)              (451)

TAX BENEFIT                                                    (1,827)              (158)
                                                        -------------      -------------

NET LOSS                                                $     (45,131)     $        (293)
                                                        =============      =============

PER SHARE DATA:
     Net loss per share, basic                          $       (3.46)     $       (0.02)
                                                        =============      =============
     Net loss per share, diluted                        $       (3.46)     $       (0.02)
                                                        =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                     13,037             18,078
                                                        =============      =============
     Diluted                                                   13,037             18,078
                                                        =============      =============

See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                               Thirteen Weeks Ended
                                                             March 30,          March 29,
                                                                 1997               1998
                                                        -------------      -------------
                                                                           (As Restated,
                                                                            see Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $     (45,131)     $        (293)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                  920              1,736
   Purchased in-process research and
      development                                              38,046                 --
   Other                                                        8,538              9,835
                                                        -------------      -------------
        Net cash provided by operating activities               2,373             11,278


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                                  (1,072)            (2,547)
     Investment in software development                          (416)              (361)
     Net change in leases receivable                              102                120
                                                        -------------      -------------
          Net cash used in financing activities                (1,386)            (2,788)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit                           1,542             (5,043)
     Proceeds from exercise of stock options                        3                  2
     Net cash received from Philips                             8,000                 --
     Repayment of note to Philips                                  --             (2,718)
                                                        -------------      -------------
          Net cash provided by (used in)
             financing activities                               9,545             (7,759)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                            46                  4
                                                        -------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      10,578                735
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     --             16,394
                                                        -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $      10,578      $      17,129
                                                        =============      =============

See notes to condensed consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

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

Management estimated the fair market value of the assets acquired in order to allocate the total purchase price of $122,872 to the various assets. To determine the value of each of Pre-Combination FEI's product lines, management projected product revenues, gross margins (projected at 37% to 44%, depending on the product and the stage in its life cycle), operating expenses, income taxes and returns on requisite assets. The resulting operating income projections for each product line were discounted to a net present value using discount rates ranging from 18 percent to 21 percent. This approach was applied to existing technology as well as to research and development projects which had not been proven technologically feasible and which had not generated revenue as of the date of the Combination. As a result of this valuation, the fair values of in-process research and development, existing technology and goodwill of Pre-Combination FEI were determined to be $38,046, $16,490 and $17,122, respectively.

In determining the value of acquired in-process research and development, management identified four specific research and development projects--a thin film head FIB for the data storage industry, in-line systems for semiconductor manufacturers, a laser-aligned stage and the Company's next generation platform. The thin film head FIB and in-line systems have both been shipped to customers. The laser-aligned stage and the Company's next generation platform are currently under development. The laser-aligned stage is expected to be shipped to customers in 1998. The Company entered into a development agreement with Philips Machinefabrieken Nederland B.V. ("Philips Machine Shop"), a related party, to develop the stage assembly for its next generation platform. As of March 29, 1998, the Company has recognized $1,379 in research and development costs in connection with such agreement. The Company expects to spend approximately $9 million to complete the development of its next generation platform. The Company expects to begin shipping its next generation platform in 1999. However, there remains the risk that a technological hurdle may be encountered that may delay or prevent the successful development of the Company's next generation platform. Although the Company believes any hurdles could eventually be overcome, the Company's competitive position could be harmed if its competitors are successful first in developing a competing technology.

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

3.   INVENTORIES

Inventories consisted of the following:

                                                              December 31,          March 29,
                                                                     1997               1998
                                                          ---------------    ---------------
          Raw materials and assembled parts               $        24,987    $        23,471
          Work in process                                          12,123             14,363
          Finished goods                                            5,998              8,329
                                                          ---------------    ---------------
                        Total inventories                          43,108             46,163
               Reserve for obsolete inventory                      (5,301)            (5,516)
                                                          ---------------    ---------------
                        Net inventories                   $        37,807    $        40,647
                                                          ===============    ===============

4.   CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. Most of the current account transactions relate to deliveries of goods.

Current accounts with Philips consisted of the following:

                                                              December 31,          March 29,
                                                                     1997               1998
                                                          ---------------    ---------------
          Current accounts receivable                     $         7,678    $         1,430
          Current accounts payable                                (16,752)            (15,671)
                                                          ---------------    ---------------
                         Net                              $        (9,074)   $       (14,241)
                                                          ===============    ===============

5.   RESTRUCTURING AND REORGANIZATION

In March 1997, the Company implemented a restructuring and reorganization plan for its ElectroScan operation in Massachusetts. The plan involved the transfer of the ElectroScan manufacturing activities to the Company's manufacturing facility in Acht, The Netherlands and termination of 11 employees. The Company informed all affected employees of the planned terminations and the related severance benefits that they would receive. The Company also discontinued the principal product produced by ElectroScan. Consequently, $1,699 of intangible assets attributable to the acquisition of the assets of ElectroScan was written off and charged to expense in the first quarter of 1997, based on projections of future losses and cash flows. In addition, the estimated severance costs for 11 ElectroScan manufacturing and development employees, and other related costs of the plan were charged to expense.

The components of this charge were as follows:

                                                                Thirteen Weeks
                                                                Ended March 30,
                                                                          1997
                                                                --------------
          Severance, outplacement, transition bonuses and
             related benefits for terminated employees          $          621
          Remaining rent on vacated facilities                             158
          Valuation adjustment on intangible assets related
             to abandoned technology                                     1,699
                                                                --------------
                                                                $        2,478
                                                                ==============

6.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the current quarter. The primary component of comprehensive loss not included in net loss for the Company is the effect of foreign currency translation for the Company's foreign subsidiaries. Comprehensive loss consisted of the following:

                                                                      Thirteen Weeks Ended
                                                              ----------------------------------
                                                                     March 30,          March 29,
                                                                         1997               1998
                                                              ---------------    ---------------
          Net loss as reported                                $       (45,131)   $          (293)
          Effect of foreign currency translation                       (3,627)                (4)
                                                              ---------------    ---------------
          Comprehensive loss                                  $       (48,758)   $          (297)
                                                              ===============    ===============

7.   RESTATEMENT

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 1998, management determined that research and development expense should have been recognized by the Company in connection with a research and development agreement with Philips Machine Shop, in the periods that Philips Machine Shop incurred the related expenses. The Company had accounted for its research and development arrangement with Philips Machine Shop in accordance with the terms of the agreement, whereby the Company would only pay for successful research and development efforts. Under generally accepted accounting principles, such accounting is appropriate in related party transactions when the presumption that payments also will be made for unsuccessful development efforts is overcome. In September 1998, the Company terminated the research and development agreement before its completion and agreed to settle obligations to Philips Machine Shop, primarily for reimbursement of expenses, resulting in a $3,581 charge to research and development expense. As a result, the Company has determined that the presumption that payments also will be made for unsuccessful research and development efforts was not overcome in the first, second and third quarters of 1998. Accordingly, the Company has restated its results for the thirteen weeks ended March 29, 1998 to recognize the research and development expense in the period such expenses were incurred by Philips Machine Shop. The following is a summary of the significant effects of the restatement:

                                                                      As Previously
                                                                           Reported        As Restated
                                                                     --------------    ---------------
          As of March 29, 1998:
                    Deferred income taxes                            $        2,890    $         3,374
                    Current account with Philips                            (12,862)           (14,241)
                    Accumulated deficit                                     (36,000)           (36,895)

          For the thirteen weeks ended March 29, 1998:
                    Research and development costs                   $        3,459    $         4,838
                    Income (loss) before income taxes                           928               (451)
                    Net income (loss)                                           602               (293)
                    Net income (loss) per share - basic                        0.03              (0.02)
                    Net income (loss) per share - assuming dilution            0.03              (0.02)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As discussed in Note 7 to the condensed consolidated financial statements, the Company restated its March 29, 1998 financial statements to recognize costs incurred in connection with a research and development agreement with Philips Machine Shop in the period Philips Machine Shop incurred the related expenses. The accompanying discussion and analysis of financial condition and results of operations are on a restated basis. The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                                      Thirteen Weeks Ended
                                                              ----------------------------------
                                                                     March 30,          March 29,
                                                                         1997               1998
                                                              ---------------    ---------------
          Net sales                                                     100.0%             100.0%
          Cost of sales                                                  72.6%              60.8%
                                                              ---------------    ---------------
               Gross profit                                              27.4%              39.2%
          Research and development costs                                 13.7%              13.5%
          Selling, general and administrative costs                      32.4%              24.6%
          Amortization of intangibles                                     0.8%               1.8%
          Purchased in-process research and development
            (Note 2)                                                    118.6%                --

          Restructuring and reorganization costs (Note 5)                 7.7%                --
                                                              ---------------    ---------------
               Operating loss                                          (145.8%)             (0.7%)
          Other expense, net                                              0.6%              (0.6%)
                                                              ---------------    ---------------
          Loss before taxes                                            (146.4%)             (1.3%)
          Tax benefit                                                    (5.7%)             (0.5%)
                                                              ---------------    ---------------
          Net loss                                                     (140.7%)             (0.8%)
                                                              ===============    ===============

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

Research and development costs. Research and development costs increased $455,000 (10.4%) for the thirteen weeks ended March 29, 1998 compared to the corresponding period in 1997. As a percentage of sales, research and development costs were 13.5% for the thirteen weeks ended March 29, 1998 compared to 13.7% for the corresponding period in 1997. The 1997 expense includes the write-off of $1.6 million of previously capitalized software development costs. Excluding the effect of the 1997 capitalized software write-off, research and development costs increased from 8.6% of sales in 1997 to 13.5% of sales in 1998. Such increase is primarily due to $1.4 million of research and development costs incurred in connection with the termination of an agreement with Philips Machine Shop to develop the Company's next generation platform.

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

YEAR 2000 COMPUTER SYSTEM IMPACT

The Company has analyzed the impact of the Year 2000 issue on its information systems and believes its enterprise management information system addresses the Year 2000 issues on all core Company business systems. Accordingly, the Company expects the Year 2000 issue will not have a material financial impact on the Company. The Company has other ancillary systems, however, that may require modification to address the Year 2000 issue, and the Company continues to evaluate its information systems in connection with the Year 2000 issue. The Company has not thoroughly analyzed the impact of other parties, computer system failures, but the Company believes costs incurred in responding to other parties' Year 2000 computer system failures, together with the cost of any required modifications to the Company's ancillary systems, will not have a material impact on the Company's results of operations or financial condition.

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

                                       FEI COMPANY


Dated:  April 29, 1999                 WILLIAM P. MOONEY
                                       -----------------------------------------
                                       William P. Mooney
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer)


                                       MARK V. ALLRED
                                       -----------------------------------------
                                       Mark V. Allred
                                       Controller and Assistant Treasurer
                                       (Principal Accounting Officer)

                                  Exhibit Index

  Exhibit
     No.           Description
  -------          -----------

    27.1           Financial Data Schedule