Form 10-Q/A
period 1998-06-28
FEI CO
filed 1999-04-30
CIK 914329

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

                              INDEX TO FORM 10-Q/A

                                                                            Page
Part I - Financial Information

     Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 28, 1998
            (restated) and December 31, 1997 ..................................1

         Condensed Consolidated Statements of Operations
            Thirteen Weeks Ended June 28, 1998 (restated) and
            June 29, 1997 and Twenty-Six Weeks Ended June 28, 1998
            (restated) and June 29, 1997 ......................................3

         Condensed Consolidated Statements of Cash Flows -
            Twenty-Six Weeks Ended June 28, 1998 (restated) and
            June 29, 1997 .....................................................4

         Notes to Condensed Consolidated Financial Statements .................5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............................10

Part II - Other Information

     Item 2. Changes in Securities ...........................................15

     Item 6. Exhibits and Reports on Form 8-K ................................16

     Signatures ..............................................................17

                         PART I - Financial Information

Item 1.  Financial Statements

                          FEI Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)


                                                                              December 31,          June 28,
                                                                                     1997              1998
                                                                            -------------     -------------
                                                                                              (As Restated,
                                                                                               see Note 8)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                              $      16,394     $       8,600
     Receivables                                                                   56,168            52,261
     Inventories (Note 3)                                                          37,807            45,346
     Deferred income taxes                                                          2,484             3,685
     Other                                                                          2,497               881
                                                                            -------------     -------------

          Total current assets                                                    115,350           110,773

EQUIPMENT                                                                          19,246            21,823
LEASE AND NOTE RECEIVABLES                                                            946               777
OTHER ASSETS                                                                       47,480            45,482
                                                                            -------------     -------------

TOTAL                                                                       $     183,022     $     178,855
                                                                            =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                       $      15,984     $      13,259
     Current accounts with Philips (Note 4)                                         9,074             9,866
     Accrued payroll liabilities                                                    3,248             1,938
     Accrued expenses and deferred income                                          18,206            19,740
     Other current liabilities                                                      5,742             7,046
                                                                            -------------     -------------

          Total current liabilities                                                52,254            51,849

LINE OF CREDIT                                                                     17,844            12,922
OTHER LIABILITIES                                                                     491               844
DEFERRED INCOME TAXES                                                               7,544             8,133

SHAREHOLDERS' EQUITY:
     Preferred stock - 500,000 shares authorized;
        None issued and outstanding                                                     -                 -

                                                                              December 31,          June 28,
                                                                                     1997              1998
                                                                            -------------     -------------
                                                                                              (As Restated,
                                                                                               see Note 8)
     Common stock - 30,000,000 shares authorized; 18,077,793
        and 18,079,683 shares issued and outstanding at
        December 31, 1997 and June 28, 1998, respectively                         149,149           149,159
     Accumulated deficit                                                          (36,602)          (36,437)
     Accumulated other comprehensive loss                                          (7,658)           (7,615)
                                                                            -------------     -------------

          Total shareholders' equity                                              104,889           105,107
                                                                            -------------     -------------

TOTAL                                                                       $     183,022     $     178,855
                                                                            =============     =============

See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)


                                                              Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                            --------------------------    --------------------------
                                                                 June 29,      June 28,        June 29,      June 28,
                                                                    1997          1998            1997          1998
                                                            ------------  ------------    ------------  ------------
                                                                          (As Restated,                 (As Restated,
                                                                           see Note 8)                   see Note 8)
NET SALES                                                   $     43,958  $     44,922    $     76,025  $     80,876

COST OF SALES                                                     25,909        27,850          49,176        49,708
                                                            ------------  ------------    ------------  ------------

     Gross profit                                                 18,049        17,072          26,849        31,168

OPERATING EXPENSES:
     Research and development costs                                4,260         4,310           8,643         9,148
     Selling, general and administrative costs                     9,300        10,912          19,698        19,771
     Amortization of intangibles                                     681           624             937         1,258
     Purchased in-process research and development
          (Note 2)                                                     -             -          38,046             -
     Restructuring and reorganization costs (Note 5)                   -             -           2,478             -
                                                            ------------  ------------    ------------  ------------

          Total operating expenses                                14,241        15,846          69,802        30,177

OPERATING INCOME (LOSS)                                            3,808         1,226         (42,953)          991

OTHER EXPENSE, NET                                                   (83)         (521)           (280)         (737)
                                                            ------------  ------------    ------------  ------------

INCOME (LOSS) BEFORE TAXES                                         3,725           705         (43,233)          254

TAX EXPENSE (BENEFIT)                                              1,490           247            (337)           89
                                                            ------------  ------------    ------------  ------------

NET INCOME (LOSS)                                           $      2,235  $        458    $    (42,896) $        165
                                                            ============  ============    ============  ============

PER SHARE DATA:
     Net income (loss) per share, basic                     $       0.13  $       0.03    $      (2.79) $       0.01
                                                            ============  ============    ============  ============

     Net income (loss) per share, diluted                   $       0.12  $       0.02    $      (2.79) $       0.01
                                                            ============  ============    ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                        17,704        18,079          15,371        18,078
                                                            ============  ============    ============  ============

     Diluted                                                      18,372        18,345          15,371        18,383
                                                            ============  ============    ============  ============

See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                  Twenty-Six Weeks Ended
                                                                            -----------------------------------
                                                                                    June 29,            June 28,
                                                                                       1997                1998
                                                                            ---------------     ---------------
                                                                                                 (As Restated,
                                                                                                  see Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $       (42,896)    $           165
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
             Depreciation and amortization                                            2,462               3,474
             Purchased in-process research and development                           38,046                   -
             Other                                                                   17,749               1,440
                                                                            ---------------     ---------------

             Net cash provided by operating activities                               15,361               5,079


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                                                        (4,411)             (4,659)
     Investment in software development                                                (893)               (796)
     Net change in leases receivable                                                   (350)                169
                                                                            ---------------     ---------------

          Net cash used in financing activities                                      (5,654)             (5,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on line of credit                                                 3,852              (4,922)
     Proceeds from exercise of stock options                                             71                  10
     Net cash received from Philips                                                   8,000                   -
     Repayment of note to Philips                                                         -              (2,718)
                                                                            ---------------     ---------------

          Net cash provided by (used in) financing activities                        11,923              (7,630)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                              (4,474)                 43
                                                                            ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                     17,156              (7,794)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            -              16,394
                                                                            ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $        17,156     $         8,600
                                                                            ===============     ===============

See notes to condensed consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)
                                   (Unaudited)


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

Basis of Presentation - On February 21, 1997, FEI Company ("Pre-Combination FEI") acquired substantially all of the assets and liabilities of the electron optics business (the "PEO Operations") of Philips Business Electronics International B.V. ("PBE"), a wholly owned subsidiary of Philips (the "Combination"). The financial statements for periods prior to the Combination are presented as if the PEO Operations had existed as an entity separate from Philips during the periods presented and include the historical assets, liabilities, sales and expenses that are directly related to the PEO Operations.

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

In determining the value of acquired in-process research and development, management identified four specific research and development projects--a thin film head FIB for the data storage industry, in-line systems for semiconductor manufacturers, a laser-aligned stage and the Company's next generation platform. The thin film head FIB and in-line systems have both been shipped to customers. The laser-aligned stage and the Company's next generation platform are currently under development. The laser-aligned stage is expected to be shipped to customers in 1998. The Company entered into a development agreement with Philips Machinefabrieken Nederland B.V. ("Philips Machine Shop"), a related party, to develop the stage assembly for its next generation platform. As of June 28, 1998, the Company has recognized $2,237 in research and development costs in connection with such agreement. The Company expects to spend approximately $7,900 to complete the development of its next generation platform. The Company expects to begin shipping its next generation platform in 1999. However, there remains the risk that a technological hurdle may be encountered that may delay or prevent the successful development of the Company's next generation platform. Although the Company believes any hurdles could eventually be overcome, the Company's competitive position could be harmed if its competitors are successful first in developing a competing technology.

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

3.   INVENTORIES

Inventories consisted of the following:

                                                                           December 31,             June 28,
                                                                                  1997                 1998
                                                                       ---------------      ---------------
         Raw materials and assembled parts ..........................  $        24,987      $        26,370
         Work in process ............................................           12,123               13,019
         Finished goods .............................................            5,998               11,593
                                                                       ---------------      ---------------
                  Total inventories .................................           43,108               50,982
         Reserve for obsolete inventory .............................           (5,301)              (5,636)
                                                                       ---------------      ---------------
                  Net inventories ...................................  $        37,807      $        45,346
                                                                       ===============      ===============

4.   CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. Most of the current account transactions relate to deliveries of goods.

Current accounts with Philips consisted of the following:

                                                                           December 31,             June 28,
                                                                                  1997                 1998
                                                                       ---------------      ---------------
         Current accounts payable                                      $         7,678      $         8,137
         Current accounts payable                                              (16,752)             (18,003)
                                                                       ---------------      ---------------
                  Net current accounts with Philips                    $        (9,074)     $        (9,866)
                                                                       ===============      ===============

5.   ELECTROSCAN RESTRUCTURING AND REORGANIZATION

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
                                                                     ==============

6.   COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. The primary component of comprehensive income (loss) not included in net income (loss) for the Company is the effect of foreign currency translation for the Company's foreign subsidiaries. Comprehensive income (loss) consisted of the following:

                                                                 Thirteen Weeks                Twenty-Six Weeks
                                                                      Ended                          Ended
                                                            --------------------------    --------------------------
                                                                 June 29,      June 28,        June 29,      June 28,
                                                                    1997          1998            1997          1998
                                                            ------------  ------------    ------------  ------------
Net income (loss) as reported                               $      2,235  $        458    $    (42,896) $        165
Effect of foreign currency translation                              (847)           47          (4,474)           43
                                                            ------------  ------------    ------------  ------------
         Comprehensive income (loss)                        $      1,388  $        505    $    (47,370) $        208
                                                            ============  ============    ============  ============

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

8.   RESTATEMENT

Subsequent to the issuance of the Company's Quarterly Report of Form 10-Q for the twenty-six weeks ended June 28, 1998, management determined that research and development expense should have been recognized by the Company in connection with a research and development agreement with Philips Machine Shop, in the periods that Philips Machine Shop incurred the related expenses. The Company had accounted for the research and development arrangement with Philips Machine Shop in accordance with the terms of the agreement, whereby the Company would only pay for successful research and development efforts. Under generally accepted accounting principles, such accounting is appropriate in related party transactions when the presumption that payments also will be made for unsuccessful development efforts is overcome. In September 1998, the Company terminated the research and development agreement before its completion and agreed to settle obligations to Philips Machine Shop, primarily for reimbursement of expenses, resulting in a $3,581 charge to research and development expense. As a result, the Company has determined that the presumption that payments also will be made for unsuccessful research and development efforts was not overcome in the first, second and third quarters of 1998. Accordingly, the Company has restated its results for the thirteen and twenty-six weeks ended June 28, 1998 to recognize $858 and $2,237, respectively, of research and development expense in the period such expenses were incurred by Philips Machine Shop. The following is a summary of the significant effects of the restatement:

                                                                          As                            As
                                                                  Previously                    Previously
                                                                    Reported    As Restated       Reported    As Restated
                                                               -------------  -------------  -------------  -------------
As of June 28, 1998:
        Deferred income taxes                                                                $       2,902  $       3,685
        Current accounts with Philips                                                               (7,629)        (9,866)
        Accumulated deficit                                                                        (34,983)       (36,437)

For the thirteen and twenty-six weeks ended June 28, 1998:
        Research and development costs                         $       3,452  $       4,310  $       6,911  $       9,148
        Income before income taxes                                     1,563            705          2,491            254
        Net income                                                     1,017            458          1,619            165
        Net income per share - basic                                    0.06           0.03           0.09           0.01
        Net income per share - diluted                                  0.06           0.02           0.09           0.01

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As discussed in Note 8 to the condensed consolidated financial statements, the Company restated its June 28, 1998 financial statements to recognize costs incurred in connection with a research and development agreement with Philips Machine Shop in the period Philips Machine Shop incurred the related expenses. The accompanying discussion and analysis of financial condition and results of operations are on a restated basis. The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                                  Thirteen Weeks                Twenty-Six Weeks
                                                                       Ended                          Ended
                                                            --------------------------    --------------------------
                                                                 June 29,      June 28,        June 29,      June 28,
                                                                    1997          1998            1997          1998
                                                            ------------  ------------    ------------  ------------
Net sales                                                          100.0%        100.0%          100.0%        100.0%
Cost of sales                                                       58.9%         62.0%           64.7%         61.5%
                                                            ------------  ------------    ------------  ------------
         Gross profit                                               41.1%         38.0%           35.3%         38.5%
Research and development costs                                       9.7%          9.6%           11.4%         11.3%
Selling, general and administrative costs                           21.2%         24.3%           25.9%         24.4%
Amortization of intangibles                                          1.5%          1.4%            1.2%          1.6%
Purchased in-process research and development
         (Note 2)                                                      -             -            50.0%            -
Restructuring and reorganization costs (Note 5)                        -             -             3.3%            -
                                                            ------------  ------------    ------------  ------------
         Operating income (loss)                                     8.7%          2.7%          (56.5%)         1.2%
Other expense, net                                                   0.2%          1.2%            0.4%          0.9%
                                                            ------------  ------------    ------------  ------------
Income (loss) before taxes                                           8.5%          1.5%          (56.9%)         0.3%
Tax expense (benefit)                                                3.4%          0.5%           (0.4%)         0.1%
                                                            ------------  ------------    ------------  ------------
Net income (loss)                                                    5.1%          1.0%          (56.4%)         0.2%
                                                            ============  ============    ============  ============

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

Research and development costs. Research and development costs increased $50,000 (1.2%) and $505,000 (5.8%) for the thirteen and twenty-six weeks ended June 28, 1998, respectively, compared to the corresponding periods in 1997. As a percentage of sales, research and development costs were 9.6% for the thirteen weeks ended June 28, 1998 and 113% for the twenty-six weeks ended June 28, 1998 compared to 9.7% and 11.4% for the corresponding periods in 1997. The 1997 expense includes the write-off of $1.6 million of previously capitalized software development costs. Excluding the effect of the 1997 capitalized software write-off, research and development costs increased from 9.2% of sales in 1997 to 11.3% of sales in 1998. Such increase is primarily due to $2.2 million of research and development costs incurred in connection with the termination of an agreement with Philips Machine Shop, to develop the Company's next generation platform.

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

The Combination Agreement provides in relevant part that at the time of issuance by the Company of any shares of Common Stock upon the exercise of a stock option outstanding on the date of the Combination Closing, the Company is required to issue to PBE a number of additional shares of Common Stock such that the shares of Common Stock issued to PBE continue to represent 55% of the outstanding Common Stock of the Company, as defined in the Combination Agreement. During the twenty-six weeks ended June 28, 1998 the Company issued 595 shares of its Common Stock to PBE pursuant to this provision of the Combination Agreement.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.2 1995 Stock Incentive Plan, as amended (filed previously with Registrant's Form 10-Q for the quarter ended June 28, 1998)

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


                                       MARK V. ALLRED
                                       -----------------------------------------
                                       Mark V. Allred
                                       Controller and Assistant Treasurer
                                       (Principal Accounting Officer)

                                 Exhibit Index


Exhibit
  No.            Description
-------          -----------

 10.2 1995 Stock Incentive Plan, as amended (filed previously with Registrant's Form 10-Q for the quarter ended June 28, 1998)


 27.1            Financial Data Schedule