Form 10-Q/A
period 1998-09-27
FEI CO
filed 1999-04-30
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

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

                              INDEX TO FORM 10-Q/A

                                                                           Page
Part I - Financial Information

     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - September 27, 1998
          and December 31, 1997 ............................................  1

          Condensed Consolidated Statements of Operations - Thirteen
          Weeks Ended September 27, 1998 (restated) and September 28,
          1997 and Thirty-Nine Weeks Ended September 27, 1998 and
          September 28, 1997 ...............................................  3

          Condensed Consolidated Statements of Cash Flows -
          Thirty-Nine Weeks Ended September 27, 1998 and September 28,
          1997 .............................................................  4

          Notes to Condensed Consolidated Financial Statements .............  5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................... 12

Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K .............................. 17

Signatures ................................................................. 18

                         PART I - Financial Information

Item 1. Financial Statements

                          FEI Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)
                                                      December 31,    September 27,
                                                          1997            1998
                                                      -----------     ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $    16,394     $     21,783
     Receivables                                           56,168           48,137
     Inventories (Note 3)                                  39,207           45,640
     Deferred income taxes                                  2,484            6,718
     Other                                                  2,497              912
                                                      -----------     ------------
          Total current assets                            116,750          123,190

EQUIPMENT                                                  19,246           21,732
LEASE AND NOTE RECEIVABLES                                    946              632
OTHER ASSETS (Note 4)                                      46,080           39,471
                                                      -----------     ------------

TOTAL                                                 $   183,022     $    185,025
                                                      ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                 $    15,984     $     12,239
     Current accounts with Philips (Note 5)                 9,074           21,090
     Accrued payroll liabilities                            3,248            3,182
     Accrued expenses and deferred income (Note 6)         18,206           22,868
     Accrued restructuring costs (Note 9)                      --            4,218
     Other current liabilities                              5,742            8,742
                                                      -----------     ------------

          Total current liabilities                        52,254           72,339

LINE OF CREDIT (Note 7)                                    17,844            9,723
OTHER LIABILITIES (Note 6)                                    491            3,009
DEFERRED INCOME TAXES                                       7,544            5,088
SHAREHOLDERS' EQUITY:
Preferred stock - 500,000 shares authorized;
  None issued and outstanding                                  --               --
Common stock - 30,000,000 shares authorized;
  18,077,793 and 18,160,808 shares issued and
  outstanding at December 31, 1997 and
  September 27, 1998, respectively                        149,149          149,581
         Accumulated deficit                              (36,602)         (48,550)
Accumulated other comprehensive income                     (7,658)          (6,165)
                                                      -----------     ------------
          Total shareholders' equity                      104,889           94,866
                                                      -----------     ------------

TOTAL                                                 $   183,022     $    185,025
                                                      ===========     ============

See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                        (In thousands, except share data)
                                   (Unaudited)
                                                             Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                          --------------------------       --------------------------
                                                           Sept. 28,       Sept. 27,        Sept. 28,      Sept. 27,
                                                              1997            1998             1997           1998
                                                          ----------    ------------       ----------     ----------
NET SALES                                                              (As Restated,
                                                                        see Note 11)
                                                          $  39,036     $    42,440        $ 115,061      $ 123,316

COST OF SALES (Notes 3, 4 and 6)                             22,412          36,564           71,588         86,272
                                                          ---------     -----------        ---------      ---------
          Gross profit                                       16,624           5,876           43,473         37,044

OPERATING EXPENSES:
     Research and development costs (Note 8)                  3,370           5,838           12,013         14,986
     Selling, general and administrative costs                8,872           9,579           28,570         29,350
     Amortization of intangibles                                530             629            1,467          1,887
     Purchased in-process research
          and development (Note 2)                               --              --           38,046             --
     Restructuring and reorganization costs
          (Note 9)                                               --           4,957            2,478          4,957
                                                          ---------     -----------        ---------      ---------
          Total operating expenses                           12,772          21,003           82,574         51,180

OPERATING INCOME (LOSS)                                       3,852         (15,127)         (39,101)       (14,136)

OTHER INCOME (EXPENSE):
     Valuation adjustment (Note 4)                               --          (3,267)              --         (3,267)
     Other                                                      231            (242)             (49)          (979)
                                                          ---------     -----------        ---------      ---------
          Total other income (expense)                          231          (3,509)             (49)        (4,246)

INCOME (LOSS) BEFORE TAXES                                    4,083         (18,636)         (39,150)       (18,382)
TAX EXPENSE (BENEFIT)                                         1,634          (6,523)           1,297         (6,434)
                                                          ---------     -----------        ---------      ---------
NET INCOME (LOSS)                                         $   2,449     $   (12,113)       $ (40,447)     $ (11,948)
                                                          =========     ===========        =========      =========
PER SHARE DATA:
     Net income (loss) per share, basic                   $    0.14     $     (0.67)       $   (2.50)     $   (0.66)
                                                          =========     ===========        =========      =========
     Net income (loss) per share, diluted                 $    0.13     $     (0.67)       $   (2.50)     $   (0.66)
                                                          =========     ===========        =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                   17,890          18,105           16,177         18,087
                                                          =========     ===========        =========      =========
     Diluted                                                 19,586          18,105           16,177         18,087
                                                          =========     ===========        =========      =========

See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Thirty-Nine Weeks Ended
                                                               -------------------------
                                                                September      September
                                                                 28, 1997       27, 1998
                                                               ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $  (40,447)    $  (11,948)
     Adjustments to reconcile net loss to
          net cash provided by operating activities:
          Depreciation and amortization                             4,185          5,953
          Purchased in-process research and development            38,046             --
          Other                                                     8,797         27,805
                                                               ----------     ----------
               Net cash provided by operating activities           10,581         21,810

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                                      (9,728)        (6,611)
     Investment in software development                            (1,215)        (1,210)
     Net change in leases receivable                                 (278)           314
                                                               ----------     ----------
               Net cash used in investing activities              (11,221)        (7,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on line of credit                                  (247)        (8,121)
     Proceeds from exercise of stock options                        1,700            432
     Net cash received from Philips                                 8,000             --
     Repayment of note to Philips                                      --         (2,718)
                                                               ----------     ----------
               Net cash provided by (used in)
               financing activities                                 9,453        (10,407)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                            (5,272)         1,493
                                                               ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           3,541          5,389
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         --         16,394
                                                               ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    3,541     $   21,783
                                                               ==========     ==========

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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. In addition to the adjustments for normal recurring accruals and changes in estimates, the Company recorded pre-tax charges totaling $18,290 for restructuring and reorganization, as well as various valuation and reserve adjustments, in the third quarter of 1998. In addition, the Company recorded charges in the first quarter of 1997 of $38,046 associated with the purchase of in-process research and development, as a result of the Company's combination with PEO operations. The Company also recorded a $2,478 restructuring and reorganization charge in the first quarter of 1997 primarily associated with the relocation of the Company's Wilmington, Massachusetts manufacturing operations. See Note 9.

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

In determining the value of acquired in-process research and development, management identified four specific research and development projects--a thin film head FIB for the data storage industry, in-line systems for semiconductor manufacturers, a laser-aligned stage, and the Company's next generation platform. The thin film head FIB, in-line systems and the laser-aligned stage have been shipped to customers. The Company's next generation platform is currently under development. During the third quarter of 1998, the Company terminated its development agreement with Philips Machinefabrieken Nederland B.V. ("Philips Machine Shop"), a related party, to develop the stage assembly for its next generation platform and recognized $3,581 in research and development costs in connection with such agreement. The Company expects to spend approximately $6,500 to complete the development of its next generation platform. The Company expects to begin shipping its next generation platform in 1999. However, there remains the risk that a technological hurdle may be encountered that may delay or prevent the successful development of the Company's next generation platform. Although the Company believes any hurdles could eventually be overcome, the Company's competitive position could be harmed if its competitors are successful first in developing a competing technology.

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

3.   INVENTORIES

Inventories consisted of the following:

                                          December 31,     September 27,
                                              1997              1998
                                          ------------     -------------
Raw materials and assembled parts         $    24,987      $     22,704
Work in process                                12,123            15,699
Finished goods                                  5,998            11,742
                                          -----------      ------------
   Total inventories                           43,108            50,145
Reserve for obsolete inventory                 (3,901)           (4,505)
                                          -----------      ------------
   Net inventories                        $    39,207            45,640
                                          ===========      ============

During the thirteen weeks ended September 27, 1998 the Company recognized charges in cost of sales totaling $1,286 for inventory write-offs and obsolescence reserves. These charges related primarily to planned product upgrades and are reflected in the reserve for obsolete inventory as of September 27, 1998.

4.   OTHER ASSETS

Other Assets consisted of the following:

                                                                           December 31,    September 27,
                                                                               1997            1998
                                                                           ------------    -------------
Non-current service inventories, net of obsolescence reserves
   of $3,862 and $6,410, respectively                                      $     8,635     $      6,497
Capitalized software development costs, net of amortization
   of $111 and $421, respectively                                                2,059            2,679
Goodwill, net of amortization of $951 and $1,807 respectively                   16,171           15,273
Existing technology, net of amortization of $1,145 and $2,176,
   respectively                                                                 15,345           14,314
Patents, net of amortization of $18 and $34, respectively                          303              287
Investment in Norsam                                                             3,267                -
Deposits and other                                                                 300              421
                                                                           -----------     ------------
   Net other assets                                                        $    46,080           39,471
                                                                           ===========     ============

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

Current accounts with Philips consisted of the following:

                                          December 31,     September 27,
                                              1997              1998
                                          ------------     -------------
Current accounts receivable               $     7,678      $      3,257
Current accounts payable                      (16,752)          (24,347)
                                          -----------      ------------
    Net current accounts with Philips     $    (9,074)     $    (21,090)
                                          ===========      ============

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

8.   RESEARCH AND DEVELOPMENT COSTS

During the thirteen weeks ended September 27, 1998 the Company's development program for its next generation platform technology reached the working prototype stage. This technology was developed by Philips Machine Shop under a research and development agreement, which was terminated by the Company during the thirteen weeks ended September 27, 1998. Research and development costs related to such agreement of $1,344 and $3,581 were recognized during the thirteen and thirty-nine weeks ended September 27, 1998, respectively.

9.   RESTRUCTURING AND REORGANIZATION

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

The components of this charge were as follows:

                                                              Thirty-Nine
                                                              Weeks Ended
                                                           September 28, 1997
                                                           ------------------
Severance, outplacement, transition bonuses                $              621
  and related benefits for terminated employees
Remaining rent on vacated facilities                                      158
Valuation adjustment on intangible assets
  related to abandoned technology                                       1,699
                                                           ------------------
                                                           $            2,478
                                                           ==================

1998 Restructuring and Reorganization

On July 29, 1998, the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company plans to eliminate 173 positions worldwide, or about 16% of its work force as of July 29, 1998. The positions affected include manufacturing, marketing, administrative, field service, sales, and manufacturing personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 43 employees had been terminated as of September 27, 1998.

During the third quarter of 1998, the Company reorganized and consolidated its US field service function. The majority of the Company's operations in Mahwah, New Jersey were moved to Hillsboro, Oregon and consolidated with the US field service operations located there. The cost of this US field service reorganization included $87 in employee severance, outplacement and related benefits for terminated employees, and $189 in relocation and moving expenses for certain transferred employees and the assets formerly located in Mahwah. The charge also included $336 for lease abandonment costs of vacating leased premises in Mahwah. These charges are included in the table of restructuring charges shown below. Associated with this move and consolidation of US field service operations were inventory write-offs and additional obsolescence reserves for field service inventory, which totaled $3,278. This amount was charged to cost of sales along with $236 charged to selling, general and administrative expenses in the third quarter of 1998.

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

The various components of this charge were as follows:

                                                  Thirty-Nine Weeks Ended       Accrued Liability
                                                     September 27, 1998         as of September 27,
                                                  Charged to
                                                   Expense         Paid                1998
                                                  ----------    ---------       ------------------

Severance, outplacement and related benefits
     for terminated employees                     $   4,079     $     305       $            3,774
Lease abandonment costs for vacated facilities          444                                    444
Relocation and moving expenses for employees
     and facilities                                     181           181
                                                  ---------     ---------
facilities
                                                      4,704     $     486       $            4,218
                                                                =========       ==================

Non-Cash Asset Write-Downs

Abandonment of leasehold improvements and
     fixed assets in location vacated                   253
                                                  ---------
1998 restructuring and reorganization charge      $   4,957
                                                  =========

10.  COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. The primary component of comprehensive income (loss) not included in net income (loss) for the Company is the effect of foreign currency translation for the Company's foreign subsidiaries. Comprehensive income (loss) consisted of the following:

                                                    Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                  ------------------------         --------------------------
                                                   Sept. 28,     Sept. 27,          Sept. 28,      Sept. 27,
                                                     1997          1998               1997           1998
                                                  ----------    ----------         ----------     ----------
Net income (loss) as reported                     $   2,449     $ (12,113)         $ (40,447)       (11,948)
Effect of foreign currency translation                 (519)        1,450             (3,427)         1,493
                                                  ---------     ---------          ---------      ---------
   Comprehensive income (loss)                    $   1,930       (10,663)           (43,874)       (10,455)
                                                  =========     =========          =========      =========

11.  RESTATEMENT

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the thirty-nine weeks ended September 27, 1998, management determined that research and development expense should have been recognized by the Company in connection with a research and development agreement with Philips Machine Shop in the periods that Philips Machine Shop incurred the related expenses. The Company had accounted for it research and development arrangement with Philips Machine Shop in accordance with the terms of the agreement, whereby the Company would only pay for successful research and development efforts. Under generally accepted accounting principles, such accounting is appropriate in related party transactions when the presumption that payments also will be made for unsuccessful development efforts is overcome. In September 1998, the Company terminated the research and development agreement before its completion and agreed to settle obligations to Philips Machine Shop, primarily for reimbursement of expenses, and had previously recorded a $3,581 charge to research and development expense. Subsequently, the Company determined that the presumption that payments also will be made for unsuccessful research and development efforts was not overcome in the first, second and third quarters of 1998. Accordingly, the Company has restated its results for the thirteen weeks ended September 27, 1998 to reduce research and development expense by $2,237 since such amount of research and development cost was recognized in the first and second quarters of 1998. The following is a summary of the significant effects of the restatement:

                                                               As
                                                           Previously
                                                            Reported      As Restated
                                                           ----------     -----------
For the thirteen weeks ended September 27, 1998:
Research and development costs                             $    8,075     $     5,838
Income (loss) before income taxes                             (20,873)        (18,636)
Net income (loss)                                             (13,567)        (12,113)
Net income (loss) per share - basic                             (0.75)          (0.67)
Net income (loss) per share - assuming dilution                 (0.75)          (0.67)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As discussed in Note 11 to the condensed consolidated financial statements, the Company restated its financial statements for the thirteen weeks ended September 27, 1998 to recognize costs incurred in connection with a research and development agreement with Philips Machine Shop in the period Philips Machine Shop incurred the related expenses. The accompanying discussion and analysis of financial condition and results of operations are on a restated basis. The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                      Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                  -----------------------------     -------------------------------
                                                    Sept. 28,      Sept. 27,          Sept. 28,       Sept. 27,
                                                       1997          1998                1997            1998
                                                  -------------- --------------     --------------- ---------------
Net sales ....................................         100.0%         100.0%             100.0%          100.0%
Cost of sales ................................          57.4%          86.2%              62.2%           70.0%
                                                  -------------- --------------     --------------- ---------------
   Gross profit ..............................          42.6%          13.8%              37.8%           30.0%
Research and development costs ...............           8.6%          13.7%              10.4%           12.2%
Selling, general and administrative costs ....          22.7%          22.5%              24.8%           23.8%
Amortization of intangibles ..................           1.4%           1.5%               1.3%            1.5%
Purchased in-process research and
   development ...............................             -              -               33.1%              -
Restructuring and reorganization costs .......             -           11.7%               2.2%            4.0%
                                                  -------------- --------------     --------------- ---------------
   Operating income (loss) ...................           9.9%         (35.6%)            (34.0%)         (11.5%)
Total other income (expense) .................           0.6%          (8.3%)              0.0%           (3.4%)
                                                  -------------- --------------     --------------- ---------------
Income (loss) before taxes ...................          10.5%         (43.9%)            (34.0%)         (14.9%)
Tax expense (benefit) ........................           4.2%         (15.4%)              1.1%           (5.2%)
                                                  -------------- --------------     --------------- ---------------
Net income (loss) ............................           6.3%         (28.5%)            (35.2%)          (9.7%)
                                                  ============== ==============     =============== ===============

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

Gross profit. Gross profit for the thirteen weeks ended September 27, 1998 decreased $10.7 million (64.7%) and for the thirty-nine weeks ended September 27, 1998 decreased $6.4 million (14.8%) compared to the corresponding periods in 1997. During the thirteen weeks ended September 27, 1998, the Company recognized charges totaling $9.5 million in cost of sales for inventory write-offs, obsolescence reserves, reserves for product upgrades, and increased warranty reserves. Excluding the effect of these charges the gross profit as a percentage of sales would have been 36.3% for the thirteen weeks ended September 27, 1998.

In addition, the write-up of Pre-Combination FEI's inventory from cost to fair market value and the resulting increase in cost of goods sold had a negative impact on gross profit as a percentage of sales for the thirty-nine weeks ended September 28, 1997. This write-up of Pre-Combination FEI's assets was a result of the reverse acquisition accounting applied to the Combination.

Research and development costs. Research and development costs for the thirteen weeks ended September 27, 1998 increased $2.5 million (73.2%) and for the thirty-nine weeks ended September 27, 1998 increased $3.0 million (24.7%) compared to the corresponding periods in

1997. As a percentage of sales, research and development costs were 13.8% for the thirteen weeks ended September 27, 1998 and 12.2% for the thirty-nine weeks ended September 27, 1998 compared to 8.6% and 10.4% for the corresponding periods in 1997. The thirty-nine weeks ended September 27, 1998 included a charge to research and development costs of $3.6 million for a contract development project that reached the working prototype stage of development during the quarter. Research and development costs of $1.3 million were recorded during the thirteen weeks ending September 27, 1998 relating to such contract. The 1997 expense includes the write-off of $1.6 million of previously capitalized software development costs in the first quarter.

Selling, general and administrative costs. Selling, general and administrative costs for the thirteen weeks ended September 27, 1998 increased $0.7 million (8.0%) and for the thirty-nine weeks ended September 27, 1998 increased $0.8 million (2.7%) compared to the corresponding periods in 1997. As a percentage of sales, selling, general and administrative costs were 22.5% for the thirteen weeks ended September 27, 1998 and 23.8% for the thirty-nine weeks ended September 27, 1998 compared to 22.7% and 24.8% for the corresponding periods in 1997. The thirteen-week period of 1998 includes charges totaling $0.2 million related to the closure of the Company's Mahwah, New Jersey facility and the consolidation of U.S. service operations in Hillsboro, Oregon. The increase in selling, general and administrative costs for the 1998 thirty-nine week period was primarily attributable to the fact that the 1998 period includes the expenses of the combined company, while the 1997 period included the expenses of the PEO Operations only through February 21, 1997 and of the combined company thereafter. The first quarter of 1997 also included $1.1 million in bad debt expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

As September 27, 1998, the Company had total cash and cash equivalents of $21.8 million compared to $16.4 million at December 31, 1997. Cash provided by operating activities for the thirty-nine weeks ended September 27, 1998 was $21.8 million compared to $10.6 million for the thirty-nine weeks ended September 28, 1997. The primary reasons for the increase in cash flows from operating activities during the 1998 thirty-nine week period compared to the 1997 period were fluctuations in receivables, inventories, accounts payable, current accounts with Philips, and other working capital components.

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

The Company recorded pre-tax charges totaling $18.3 million for restructuring and reorganization, as well as various valuation and reserve adjustments, in the third quarter of 1998. Of this total, $7.7 million represented non-cash valuation adjustments, $0.5 million was paid out in cash in the third quarter of 1998, and $10.1 million is expected to be paid out in cash through the end of 1999.

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

                                       FEI COMPANY


Dated:  April 29, 1999                 WILLIAM P. MOONEY
                                       -----------------------------------
                                       William P. Mooney
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer)


                                       MARK V. ALLRED
                                       -----------------------------------
                                       Mark V. Allred
                                       Controller and Assistant Treasurer
                                       (Principal Accounting Officer)

                                  Exhibit Index


   Exhibit
      No.       Description
   -------      -----------

     27.1       Financial Data Schedule