Form 10-K/A
period 1998-12-31
FEI CO
filed 1999-04-30
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended December 31, 1998 or
[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from __________ to __________

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

     Number of shares of Common Stock outstanding at March 18, 1999: 18,250,781.

                       Documents Incorporated by Reference
                       -----------------------------------

                                                      Part of Form 10-K into
     Document                                           which incorporated
     --------                                         ----------------------
     Proxy Statement for 1998 Annual
        Meeting of Shareholders                              Part III

                                TABLE OF CONTENTS

Item of Form 10-K/A                                                         Page
-------------------                                                         ----

PART I

Item 1 -     Business......................................................... 1

PART II

Item 7 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................13

Item 7A -    Quantitative and Qualitative Disclosures About Market Risk.......23

Item 8 -     Financial Statements and Supplementary Data......................24


PART III

Item 10 -    Directors and Executive Officers of
             the Registrant...................................................25

Item 11 -    Executive Compensation...........................................28

Item 12 -    Security Ownership of Certain Beneficial
             Owners and Management............................................37

Item 13 -    Certain Relationships and Related Transactions...................39

PART IV

Item 14 -    Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K..........................................42

SIGNATURES....................................................................46

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

     The semiconductor manufacturing market and other markets into which the Company sells its principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has expended substantial amounts on research and development. The Company generally intends to continue at or above its present level of research and development expenditures and believes that continued investment will be important to continued ability to address the needs of its customers. Research and development efforts have recently been directed toward gas-selective etching and further refining gas chemistry processes to enhance the elimination and deposition of insulating and conducting materials. FEI is also expending efforts on gas chemistry compatible with copper-etching. These are areas that the Company believes hold promise of yielding significant product enhancements. In 1998, the Company terminated a development agreement with Philips Machinefabrieken Nederland B.V. ("Philips Machine Shop"), located in Eindhoven, The Netherlands, for development relating to the Company's FIBs and SEMs. See
Item 13 - "Certain Relationships and Related Transactions." Research and development efforts are subject to change due to product evolution and changing market needs. Often, such changes cannot be predicted. Research and development expenses for 1996, 1997 and 1998 were $10.9 million, $15.4 million and $19.5 million, respectively.

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

     Although many of the components and subassemblies included in the Company's system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Machine Shop. See Item 13 - "Certain Relationships and Related Transactions." In addition to the Philips Machine Shop, the Company obtains a significant portion of its component parts from a second supplier, Turk Manufacturing Co. The Company believes some of the components supplied to it are available to the suppliers only from single sources. Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company. In the ordinary course, the Company continually evaluates its existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

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

     Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government-financed competition, changes in trade policies, tariff regulations and difficulties in obtaining export licenses. In addition, a substantial portion of the Company's international sales are denominated in currencies other than U.S. dollars. Consequently, a change in the value of a relevant foreign currency in relation to the U.S. dollar occurring after agreement on price and before receipt of payment could have an adverse impact on results of operations. The impact of future exchange rate fluctuations on the results of operations of the Company cannot be accurately predicted. FEI has used hedge strategies on specific sales but has no overall hedging program for foreign currency exposure. It is currently developing policies and practices to more carefully measure and manage its exposure to foreign currency fluctuations. To the extent the Company does not use hedging strategies there remains an exchange rate risk, and to the extent that it employs hedging techniques, there is no assurance such techniques will eliminate the effects of currency fluctuations. See Item 7A -- "Quantitative and Qualitative Disclosures About Market Risk."

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

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                                     Year Ended December 31,
                                                              -------------------------------------
                                                               1996            1997            1998
                                                              -----           -----           -----
Net sales                                                     100.0%          100.0%          100.0%
Cost of sales                                                  70.4            63.2            66.9
                                                              -----           -----           -----
Gross profit                                                   29.6            36.8            33.1
Research and development costs                                  9.7             9.1            10.9
Selling, general and administrative costs                      19.3            21.9            23.2
Amortization of intangibles                                     0.0             1.2             1.4
Purchased in-process research and development                   0.0            22.5             0.0
Restructuring and reorganization costs                          0.0             1.5             3.0
                                                              -----           -----           -----
Operating income (loss)                                         0.6           (19.4)           (5.4)
Other income (expense), net                                     0.0            (0.4)           (2.3)
                                                              -----           -----           -----
Income (loss) before taxes                                      0.6           (19.8)           (7.7)
Tax expense (benefit)                                           0.7             1.8            (2.7)
                                                              -----           -----           -----
Net loss                                                       (0.1)%         (21.6)%          (5.0)%
                                                              =====           =====           =====

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

     The increase in selling, general and administrative costs as a percentage of sales in 1997 compared to 1996 resulted primarily from the higher costs incurred in 1997 when the combined company was a separate publicly reporting entity compared to those for PEO Operations as a business within Philips.

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

     Purchased in-process research and development. Purchase accounting for the PEO combination as of February 21, 1997, resulted in the recognition of an intangible asset in the amount of $38.0 million representing the estimated fair value of in-process research and development of Pre-PEO combination FEI. The intangible asset was written off with a charge to earnings immediately following the PEO combination in keeping with the Company's policy to expense research and development costs as they are incurred. In determining the value of acquired in-process research and development, management identified four specific research and development projects--a thin film FIB for the data storage industry, in-line systems for semiconductor manufacturers, a laser-aligned stage, and FEI's next generation platform. The thin film head FIB, in-line systems and the laser-aligned stage shipped to customers in 1997 and 1998. FEI's next generation platform is now under development. The Company has developed a prototype of its next generation platform and expects to spend approximately $6.5 million in the first three quarters of 1999 to develop the prototype into a commercially viable product. FEI expects to begin shipping its next generation platform in 1999. There remains the risk, however, that a technological hurdle may be encountered that may delay or prevent the successful development of FEI's next generation platform. Although FEI believes any hurdles could eventually be overcome, FEI's competitive position could be harmed if its competitors are successful first in developing a competing technology. While the semiconductor manufacturing sector and the data storage sector were generally weak during 1998, FEI's long-term expectations for those markets and, accordingly, for these projects, have not changed significantly. For additional information see Note 2 of the Notes to Consolidated Financial Statements.

     Restructuring and reorganization costs. On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. As announced, the program is intended to eliminate approximately 173 positions worldwide, or about 16% of its work force as of July 29, 1998. The charge of $5.3 million recognized in the year ended December 31, 1998 primarily represents the cost of providing severance, outplacement assistance, and associated benefits to affected employees. Of this charge, $3.1 million remains as a liability at December 31, 1998. This liability will be discharged in 1999 as the Company's outsourcing plan continues to be implemented. Additional charges totaling $1.1 million are expected to be recorded as they are incurred through June 1999 for transitional costs of consolidating operations and outsourcing certain activities.

     In March 1997, the Company transferred its ElectroScan manufacturing activities to its manufacturing facility in Eindhoven, The Netherlands, and abandoned the majority of the technology acquired. Consequently, a charge to earnings of $2.5 million was recognized. The charge included the write-off of $1.5 million of goodwill attributable to the acquisition of the assets of ElectroScan, along with estimated severance costs for 11 ElectroScan employees and other related costs.

     The following table summarizes the December 31, 1998 status of the restructuring and reorganization costs.

                     Restructuring and Reorganization Costs
                     --------------------------------------

                                                                     1997        1998
                                                                 --------    --------
          Charged to Expense
             ElectroScan Operation                               $  2,478
             Worldwide Restructuring                                         $  5,320

             Less:  Settled Amounts                                   779       2,012
             Less:  Non-Cash Write Downs                            1,699         253
                                                                 --------    --------

             Remaining Cash Requirements at 12/31/98             $      0    $  3,055
                                                                 ========    ========

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


     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had total cash and cash equivalents of $15.2 million compared to $16.4 million at December 31, 1997 and zero at December 31, 1996. Cash provided by operating activities for the year ended December 31, 1998 was $2.8 million compared to $6.8 million for the year ended December 31, 1997, and cash used by operating activities of $10.8 million for the year ended December 31, 1996. Cash flows from operating activities before the effect of working capital changes decreased from $8.7 million in 1997 to a deficit of $3.0 million for 1998. This decrease, coupled with a significant use of cash ($16.4 million) to fund receivables of the Company's expanded operations following the PEO combination in 1997, led the Company to reconfigure its working capital structure. A substantial portion of its 1998 account balance with affiliates of Koninklijke Philips Electronics N.V. ("Philips") was reclassified to a long term account in anticipation of its repayment from the Company's new credit facility. Note 9 of the Notes to Consolidated Financial Statements provides additional information.

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

     In each of the past three years, the Company has reported a net loss. The net losses in 1997 and in 1998 have stemmed from charges related to the write-off of purchased in-process research and development costs, restructuring charges and material valuation adjustments to certain of its inventories and investments. Because many of these charges did not require cash outlays in the reporting period, the Company's liquidity has not been impaired. In addition to internally generating cash flows from its existing business, the Company has obtained financing and contingent financing from Philips affiliates, as evidenced by the pending stock purchase agreement as well as the new revolving credit agreement. The Company believes it also has access to other sources of equity and debt capital from unrelated parties. The Company explored its financing options and evaluated competitive arrangements before entering into these arrangements with Philips affiliates. The Company expects to make continued investments in tangible and intangible assets as previously described. It believes that cash flows from these investments, from growth of its existing businesses and from its existing credit facilities will provide adequate liquidity on a short-term basis and for at least the next 12 to 18 months. Due to the Company's commitment to an aggressive investment program, it does not pay and does not plan to pay, in the foreseeable future, a dividend on its common stock.

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

YEAR 2000 DISCLOSURE

     State of Readiness. In January 1998, the Company formed a Year 2000 Team composed of representatives of various aspects of the Company's operations that may be significantly affected by Year 2000 readiness issues, including hardware and software related to the Company's manufacturing control, accounting and other information technology systems, product software and hardware, supplier products and post-sales support. The Year 2000 Team developed a multi-part plan to measure and address the Company's Year 2000 readiness, consisting of: (i) product testing using test criteria developed by SEMATECH, a semiconductor industry trade association; (ii) testing information technologies hardware and software for the Company's manufacturing control, accounting and other systems and addressing deficiencies; (iii) identifying and assessing non-information technologies third-party suppliers' products raising Year 2000 compliance issues, making inquiry of such vendors concerning their state of readiness and resolving issues; (iv) communicating with the customer base concerning Year 2000 readiness of the Company's products; and (v) evaluating the need for and, as appropriate, developing a contingency plan.

     The Company has analyzed and partially tested its information technology systems and determined that, to the extent tested, those systems have no material Year 2000 compliance deficiencies. Internal information technologies systems tests are to be completed by the second quarter of 1999. Several elements of the Company's information technologies remain to be tested and testing is expected to be largely completed before the end of the 1999 second quarter. With regard to readiness, the Company has assumed that basic public utilities such as gas, electric and telephone services will continue to be available for operations of the Company on and after January 1, 2000 in the U.S., The Netherlands and the Czech Republic. If this assumption proves incorrect, the operations of the affected manufacturing location would be materially adversely affected for the duration of the utility interruption. The Company has completed the testing of most products and has communicated with customers concerning Year 2000 readiness of these products and certain third party products sold with the Company's systems. However, the Company has not determined the Year 2000 status of all past products or the status of some of the third-party products sold with its products. The Company's efforts to assess these products continues, with a goal of completing this assessment by the end of the second quarter of 1999. The Company anticipates undertaking additional communications with its customers and to provide instructions to post-sale field service representatives on Year 2000 readiness before the end of the second quarter of 1999. Based on communications to date, the Company does not believe a material Year 2000 deficiency by any information technologies and non-information technologies supplier exists. However, the Company has not yet completed its inquiry of all suppliers and further communications may identify Year 2000 deficiencies.

     Costs. At this time, the Company believes costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's systems, will not have a material impact on the Company's results of operations or financial condition. In the ordinary course the Company has improved its Year 2000 readiness through recent systems upgrades as part of its usual capital improvement efforts. The Company has devoted management, sales and technical resources to address Year 2000 matters and expects to continue to do so. To date, however, no specific expenditures have been made as a result of the Year 2000 issue. The Company has made plans to increase inventories of certain components prior to January 2000, but has not made specific allocations for this. Overall, the Company expects to fund any future costs through operating cash flows. Cost estimates for systems improvements are based on the Company's estimates, which make numerous assumptions about future events. There is no assurance that these estimates will be correct and actual costs could differ materially from these estimates.

     Most Reasonably Likely Worst Case Scenarios for the Company. Although the Company will continue to devote resources to address its Year 2000 issues, there is no assurance that these efforts will be effective in reducing or eliminating risks associated with Year 2000 deficiencies. Moreover, there is no assurance that the Company's products do not contain undetected Year 2000 problems or that third-party products do not contain such problems. In addition, there is no assurance that the Company's assessment of third-party suppliers and vendors will be accurate or that the Company has made inquiry of the appropriate vendors. Year 2000 problems could result in system failures, data corruption, the generation of erroneous information and other significant disruptions of business activities. Beyond risks related to product and vendor non-compliance, it is possible that the Company will suffer supply chain disruptions and transport problems due to hoarding and changes in buying and shipping patterns caused by other parties' efforts to address Year 2000 problems. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions may arise out of Year 2000 issues. It is uncertain whether, or to what extent, the Company may be affected by any such litigation.

     The Company's Contingency Plan. The Company does not have a contingency plan. FEI is in the process of evaluating the need for a contingency plan and expects to finish the evaluation by mid-1999. As a contingency measure, however, the Company is intending to increase its inventory of some component parts and supplies in the coming months.

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

     The results for the three months ended September 27, 1998 include the following non-recurring adjustments: (i) restructuring and reorganization costs totaling $5.0 million in connection with the Company's reduction in force; (ii) write-off of the Company's $3.3 million investment in Norsam; (iii) inventory write-offs and obsolescence reserves totaling $4.2 million primarily related to the consolidation of U.S. field service operations; (iv) increased warranty reserves of $1.4 million reflecting the increased cost of warranty for in-line FIBs; and (v) $3.8 million of product upgrade reserves reflecting the decision to replace certain third party components within the installed base of one of the Company's products. The results for the three months ended December 31, 1998 include restructuring and reorganization charges totaling $0.4 million.

     The unaudited financial data for the first quarter in 1997 reflect the PEO Operations from January 1, 1997 to February 20, 1997 and the combined FEI and PEO Operations from February 21, 1997 to March 30, 1997. The unaudited financial data for each of the remaining quarters in 1997 and all four quarters of 1998 reflect the combined FEI and PEO Operations.

                                                           1997                                             1998
                                       March 30     June 29    Sept. 28     Dec. 31     March 29     June 28    Sept. 27     Dec. 31
                                      ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------
                                                                  (in thousands, except per share data)
Net sales                             $  32,067   $  43,958   $  39,036   $  53,735    $  35,954   $  44,922   $  42,440   $  55,455
Cost of sales                            23,267      25,909      22,412      35,041       21,858      27,850      36,564      33,307
                                      ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------
Gross profit                              8,800      18,049      16,624      18,694       14,096      17,072       5,876      22,148
Total operating expenses                 55,561      14,241      12,772      12,466       14,331      15,846      21,003      17,588
                                      ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------
Operating income (loss)                 (46,761)      3,808       3,852       6,228         (235)      1,226     (15,127)      4,560
Other income (expense), net                (197)        (83)        231        (573)        (216)       (521)     (3,509)        117
                                      ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------
Income (loss) before taxes              (46,958)      3,725       4,083       5,655         (451)        705     (18,636)      4,677
Tax expense (benefit)                    (1,827)      1,490       1,634       1,810         (158)        247      (6,523)      1,637
                                      ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------
Net income (loss)                     $ (45,131)  $   2,235   $   2,449   $   3,845    $    (293)  $     458   $ (12,113)  $   3,040
Net income (loss)  per share;
  basic                               $   (3.45)  $    0.13   $    0.14   $    0.21    $   (0.02)  $    0.03   $   (0.67)  $    0.17
  diluted                             $   (3.45)  $    0.12   $    0.13   $    0.20    $   (0.02)  $    0.02   $   (0.67)  $    0.16
Shares used in per share calculation;
  basic                                  13,077      17,704      17,890      18,077       18,078      18,079      18,105      18,161
  diluted                                13,077      18,372      19,586      19,686       18,078      18,345      18,105      19,075

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A large portion of the Company's business is conducted outside of the United States through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated result. The major foreign currencies in which the Company faces periodic fluctuations are the Dutch guilder, the German mark, the British pound sterling, the French franc, the Italian lira, and the Japanese yen. Although for the last three years more than 60% of the Company's sales occurred outside of the United States, a large proportion of these sales were denominated in U.S. dollars and Dutch guilders. As a result, despite an overall strengthening of the U.S. dollar, net sales were adversely affected by only 2%. Assets and liabilities of foreign subsidiaries are translated as of the exchange rates in effect at the balance sheet date. The resulting translation adjustments increased shareholders' equity and comprehensive income for 1998 by $1.2 million. The Company's primary exposure to changes in foreign currency results from inter-company loans made between the U.S. and Dutch subsidiaries and its other foreign subsidiaries. The Company does not actively hedge this exposure and the Company does not enter into derivative financial instruments for speculative purposes. The Company does from time to time enter into forward sale or purchase contracts for foreign currencies to hedge specific sales transactions. As of December 31, 1998, the aggregate notional amount of these contracts was $7.9 million. Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding at December 31, 1998 would decrease by approximately $0.8 million. The decrease in value would be substantially offset from the revaluation of the underlying transactions hedged.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are included on pages F-1 to F-31 of this Report. The schedule of valuation and qualifying accounts is included on page S-1.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of FEI are elected at the FEI annual meeting to serve until their successors are elected and qualified. If any of the nominees for director at the FEI annual meeting becomes unavailable for election for any reason (none being known), the proxy holders will have discretionary authority to vote pursuant to the proxy for a suitable substitute or substitutes. The following table briefly describes FEI's nominees for directors to be voted on at the 1999 Annual Shareholders Meeting. Information with respect to executive officers of FEI is included under Item 4(a) of Part I of this Report.

                                                                                                        Director
     Name, Principal Occupation and Other Directorships                                    Age            Since
     --------------------------------------------------                                    ---          --------

     Michael J. Attardo. Mr. Attardo joined FEI as a director in April 1999.               58             1999
     Since 1992, Dr. Attardo has been General Manager of International Business
     Machine Corporation's Microelectronics Division. Dr. Attardo has more than
     30 years of experience in engineering, management and development at IBM.
     Before being named to his current position, Dr. Attardo was General Manager of the Manufacturing and Process Development Division for IBM. He is a
     member of both the board of directors of the Semiconductor Industries
     Association and the Engineering Council of the Columbia University School
     of Engineering and Applied Science. He also serves on the joint industry-government Semiconductor Technology Council for the United States
     Department of Defense.

     Alfred B. Bok. Mr. Bok has served as a director of FEI since February 1997.           59             1997
     He is Chief Executive Officer of Philips Business Electronics International
     B.V., a position he has held since August 1992. From February 1989 to
     August 1992, Mr. Bok was a Vice President of Philips Medical Systems. Mr.
     Bok holds an Engineers degree in applied physics and a Ph.D. in physics from the Technical University of Delft.

     William E. Curran. Mr. Curran has served as a director of FEI since                   50             1997
     February 1997. He is Senior Vice President, Chief Financial Officer and a
     director of Philips Electronics North America Corporation, a Philips
     affiliate. Mr. Curran has held those positions since February 1996. From
     March 1993 to February 1996, he was Chief Operating Officer of Philips
     Medical Systems and from February 1987 to February 1996 Mr. Curran was
     Chief Financial Officer of Philips Medical Systems. Mr. Curran holds a B.S.
     in Management Engineering from Rensselaer Polytechnic Institute and an
     M.B.A. from the University of Pennsylvania.

     Dr. William W. Lattin. Dr. Lattin joined FEI as a director in April 1999.             58             1999
     Dr. Lattin is Executive Vice President of Synopsys, Inc.,

     where he has been employed since October 1994. From September 1986 through February 1994, Dr. Lattin served as President and Chief Executive Officer of Logic Modeling Corp. From 1975 to 1986, Dr. Lattin held various engineering and management positions with Intel Corporation. Dr. Lattin also serves as a director on the boards of RadiSys Corporation, the Oregon
     Graduate Institute, EasyStreet Online Services, Inc., and Synopsys, Inc.
     Dr. Lattin holds a Ph.D. in electrical engineering from Arizona State
     University and a M.S.E.E. and B.S.E.E. from the University of California-Berkeley.

     Vahe' A. Sarkissian. Mr. Sarkissian joined FEI as President, Chief Executive          56             1998
     Officer and director in May 1998. From 1994 to 1995, he was President and
     Chief Executive Officer of Metrologix, Inc., an electron beam metrology company. Mr. Sarkissian was with Silicon Valley Group ("SVG") from 1989 to
     1993, as President and Chief Operating Officer, and before that as
     President and Chief Executive Officer of SVG Lithography Systems, a
     subsidiary of SVG. Before SVG he was a Vice President of Data General Corp.
     He has held several technical and management positions with semiconductor companies, including Advanced Micro Devices, Inc. He has served as a member of the board of directors for several technology companies. Mr. Sarkissian holds a B.S.E.E. from Northrop University and an M.S.E.E. from the
     University of Santa Clara.

     Theo J.H.J. Sonnemans. Mr. Sonnemans has served as a director of FEI since            55             1997
     February 1997. He is the Chief Financial Officer of Philips Business
     Electronics, a position he has held since May 1995. From April 1984 to May
     1995 Mr. Sonnemans was Chief Financial Officer of the Television Unit of
     Philips Sound and Vision production division.

     Dr. Lynwood W. Swanson. Dr. Swanson co-founded FEI in 1971 and has served             64             1971
     as a director since that time. He served as President of FEI until October
     1994, at which time he became Chairman of the board of directors. Dr.
     Swanson was appointed Chief Scientist in May 1990 and served as Chief
     Executive Officer of FEI from May 1988 to February 1997. Dr. Swanson holds
     B.S. degrees in physics and chemistry from the University of the Pacific and a Ph.D. degree in physical chemistry from the University of California at Davis.

     Karel D. van der Mast. Dr. van der Mast joined FEI as a director and as               51             1997
     Executive Vice President Marketing and Chief Technical Officer in February
     1997. Dr. van der Mast served as Business Manager and Strategic Marketing
     Manager of Philips Electron Optics B.V. from October 1995 to February 1997.
     In 1988 he joined

     Philips Electronic Optics as Research and Development Manager. Dr. van der
     Mast holds an Engineers degree and a Ph.D. in physics from the Technical
     University of Delft.

     Donald R. VanLuvanee. Mr. VanLuvanee has served as a director of FEI since            53             1995
     November 1995. Mr. VanLuvanee has been President, Chief Executive Officer and a director of Electro Scientific Industries, Inc., an electronics company, since July 1992. Mr. VanLuvanee also serves as a director of Micro
     Component Technology, Inc., a semiconductor equipment manufacturing company.

FEI Board Meetings and Committees

     The FEI board met seven times during 1998. No director attended fewer than 75% of the meetings of the board of directors and the committees of which the director was a member during 1998. The standing committees of the board of directors are the audit committee and the compensation committee.

     The audit committee makes recommendations concerning the engagement of the independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of the audit and non-audit fees and reviews the adequacy of FEI's internal accounting controls. In 1998 the audit committee consisted of Theo Sonnemans, Lloyd Swenson and Donald R. VanLuvanee. The compensation committee determines compensation for FEI's executive officers and administers FEI's stock incentive plan and the employee share purchase plan. In 1998 the compensation committee consisted of Alfred B. Bok, William E. Curran, Lloyd Swenson and Donald R. VanLuvanee.

     Under the terms of the stock incentive plan, each individual who becomes an independent director receives a nonqualified option to purchase 5,000 shares of common stock when the individual becomes a director. In addition, each independent director of FEI is automatically granted an annual non-discretionary, non-statutory option to purchase 3,000 shares of common stock. In 1998, independent directors were each paid $7,500 per year for their services, $1,000 for attendance at each board meeting and an additional $500 for attendance at each committee meeting, provided the committee meeting was not held at the same location and within 24 hours of a scheduled board meeting.

     No directors other than independent directors receive fees or option grants for services as a director. All directors were reimbursed in 1998 for reasonable expenses incurred in attending meetings.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires reports of all transactions in FEI's common stock by FEI's executive officers and directors to be filed with the

SEC. During 1998, one stock transaction relating to stock owned by Mr. Bernd Volbert, an executive officer, was reported late on one Form 4.


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all compensation paid by FEI with respect to the last three years to the chief executive officer and the most highly compensated four other current executive officers and two former executive officers.

                                                                                Long Term Compensation
                                                  Annual Compensation         -------------------------
                                             -------------------------------           Awards
                                                                       Other  -------------------------           All
                                                                      Annual  Restricted     Securities         Other
     Name and Principal                                              Compen-       Stock     Underlying       Compen-
     Position                          Year     Salary    Bonus       sation     Award(s)        Option        sation
     --------------------------------- ----  ---------  ---------  ---------  ----------     ----------     ---------
     Vahe' A. Sarkissian               1998  $ 197,923   $      0   $     --   $ 370,313 (2)     98,760 (3)  $ 36,000 (4)
        Chief Executive                1997         --         --         --          --             --            --
        Officer(1).................... 1996         --         --         --          --             --            --

     Karel D. van der Mast             1998  $ 180,000   $ 20,000   $     --   $      --        100,000 (3)  $     --
        Executive Vice                 1997    127,108     13,851         --          --             --            --
        President, Marketing (5)...... 1996         --         --         --          --             --            --

     Joseph C. Robinson                1998  $ 137,212   $ 32,447   $     --   $      --         55,000 (3)  $ 63,130 (6)
        Senior Vice President,         1997    132,000     10,400         --          --             --            --
        Sales and Service............. 1996    120,129        300         --          --         42,000            --

     Dr. Lynwood W. Swanson            1998  $  150,000  $ 15,750   $     --   $      --         95,000 (3)  $     --
        Chairman and Chief             1997     161,955    11,250         --          --             --            --
        Scientist..................... 1996     202,917        --         --          --         10,000            --

     Charles Lake                      1998  $  139,616  $ 12,000   $     --   $      --         83,750 (3)  $     --
        Senior Vice President,         1997     124,891    10,400         --          --             --            --
        Manufacturing................. 1996     109,082        --         --          --          7,500            --

     William G. Langley
        Former Executive Vice          1998  $  154,083  $     --   $     --   $      --         25,000 (3)  $270,000 (7)
        President and Chief            1997     161,955    11,250         --          --             --            --
        Financial Officer............. 1996     202,917        --         --          --         10,000            --

     William A. Whitward               1998  $  137,626  $ 49,513   $     --   $      --         50,000 (3)  $     --
        Former Chief                   1997     132,767    26,888         --          --             --            --
        Executive Officer(8).......... 1996          --        --         --          --             --            --

--------------

(1) Mr. Sarkissian joined FEI on May 15, 1998. His compensation listed does not include a guaranteed first-year bonus of $200,000 to be paid in May 1999.

(2) The fair market value of a 50,000 share restricted stock bonus granted to Mr. Sarkissian on June 25, 1998, based on the closing price on that date of $7.40625 per share. 25,000 shares of the 50,000 share stock award are subject to forfeiture if Mr. Sarkissian's employment as Chief Executive
     Officer of FEI is terminated before June 25, 1999.

(3) A portion of the stock options granted in 1998 includes options which were canceled on September 18, 1998 as a result of an option repricing. See
     "Ten-Year Option Repricings."

(4) Amount loaned to Mr. Sarkissian in 1998 for payment of state income taxes on a stock bonus of 50,000 shares. The loan bears interest rate at 5.58% and will be forgiven at the rate of 20% each year if Mr. Sarkissian remains employed as Chief Executive Officer of FEI.

(5) Dr. van der Mast joined FEI in February 1997. Of the total salary and bonus received by Dr. van der Mast in 1997, a portion was paid to him in Dutch guilders and was converted to U.S. dollars using an average conversion rate of 1.95.

(6) Mr. Robinson received $63,130 in moving-related expense reimbursements in 1998.

(7) Mr. Langley received $270,000 in severance payments in connection with the termination of his employment effective September 30, 1998.

(8) Mr. Whitward joined FEI in February 1997. All of his compensation was paid to him in Dutch guilders and was converted to U.S. dollars using an average conversion rate of 1.95. Mr. Whitward retired from FEI effective October
     31, 1998.

Stock Option Grants in Last Fiscal Year

     The following table provides information on option grants during 1998 to the persons named in the summary compensation table.


                      FEI Option Grants in Last Fiscal Year

                                                                                             Potential Realizable
          Individual Grants                                                                      Value at Assumed
     --------------------------                                                                   Annual Rates of
                                   Number of       % of Total                                         Stock Price
                                  Securities          Options                                    Appreciation for
                                  Underlying       Granted to    Exercise                          Option Term(1)
                                     Options     Employees in     or Base   Expiration     ----------------------
     Name                            Granted      Fiscal Year       Price         Date         5%          10%
     ----                         ----------     ------------   ---------   ----------     ---------    ---------
     Vahe' A. Sarkissian........  49,380 (2)            3.91%   $   6.625    9/18/2008     $ 205,738    $ 521,381
                                  49,380 (3)            3.91%   $  10.125           --     $ 314,430    $ 796,827

     Karel D. van der Mast.....   50,000 (2)            3.96%   $   6.625    9/18/2008     $ 208,321    $ 527,927
                                  50,000 (3)            3.96%   $   9.000           --     $ 283,003    $ 717,184

     Joseph C. Robinson........   45,000 (2)            3.56%   $   6.625    9/18/2008     $ 187,489    $ 475,134
                                  10,000 (3)            0.79%   $ 13.1875           --     $  82,935    $ 210,175

     Lynwood W. Swanson........   85,000 (2)            6.73%   $   6.625    9/18/2008     $ 354,146    $ 897,475
                                  10,000 (3)            0.79%   $ 13.1875           --     $  82,935    $ 210,175

     Charles Lake..............   73,750 (2)            5.84%   $   6.625    9/18/2008     $ 307,274    $ 778,691
                                  10,000 (3)            0.79%   $ 13.1875           --     $  82,935    $ 210,175

     William G. Langley........   10,000 (2)            0.79%   $   6.625    3/31/2000     $   1,630    $   3,230
                                  15,000 (3)(4)         1.19%   $ 13.1875           --     $ 124,403    $ 315,262

     William A. Whitward.......   25,000 (2)            1.98%   $  6.6250    9/18/2003     $  45,725    $ 101,200
                                  25,000 (3)            1.98%   $  10.500           --     $  72,450    $ 160,380

--------------

(1) The 5% and 10% assumed rates of appreciation are required by the Securities and Exchange Commission and do not represent FEI=s estimate or projection of the future common stock price.

(2) Options granted in September 1998 in connection with a repricing of certain outstanding stock options to an exercise price at the current market price as of September 18, 1998. The options become exercisable at the rate of 20 percent on March 18, 1999, 20 percent on September 18, 1999, 20 percent on
     September 18, 2000, 20 percent on September 18, 2001, and 20 percent on
     September 18, 2002. All of Mr. Langley's and Mr. Whitward's options, however, are immediately exercisable.

(3) Options granted in 1998 but canceled effective September 18, 1998 in connection with the option repricing. Please refer to the "Ten Year Option
     Repricings" table for more information about FEI's September 1998 option repricing.

(4)  On September 18, 1998, Mr. Langley elected to reprice options to purchase
     25,000 shares. In exchange for these terminated options to purchase 25,000 shares, Mr. Langley received a new, repriced, fully exercisable option to purchase 10,000 shares of FEI common stock exercisable through March 31, 2000. Of the remaining 95,000 options outstanding that Mr. Langley elected not to reprice, 78,000 are fully exercisable until March 31, 2000 and 17,000 have expired. Accordingly, Mr. Langley holds options to purchase
     88,000 shares of immediately exercisable stock options that expire on March
     31, 2000.

FEI Option Exercises and Year-End Option Values

     The following table sets forth, for each of the persons named in the summary compensation table, the shares acquired and the value realized on exercise of stock options during 1998 and the fiscal year-end number and value of unexercised options:

                                                                       Number of            Value of
                                                                  Shares Subject         Unexercised
                                                                  to Unexercised        in-the-Money
                                                                         Options             Options
                                  Number of                            at FY-End           at FY-End
                                     Shares                    -----------------   -----------------
                                   Acquired                      Exercisable/        Exercisable/
     Name                       on Exercise   Value Realized   Unexercisable (1)   Unexercisable (1)
     ------------------------   -----------   --------------   -----------------   -----------------
     Vahe' A. Sarkissian              0             --              0/49,380           $0/$49,380

     Karel D. van der Mast            0             --              0/50,000           $0/$50,000


     Joseph C. Robinson               0             --              0/45,000           $0/$45,000


     Lynwood W. Swanson               0             --           14,000/91,000         $0/$85,000


     Charles Lake                     0             --             667/73,750          $88/$73,750


     William G. Langley               0             --              88,000/0           $11,250/$0


     William A. Whitward              0             --              25,000/0           $25,000/$0

--------------

     (1) Calculated based on the December 31, 1998 closing stock price of $7.625, less the exercise price, multiplied by the number of shares underlying the option.

FEI Termination Agreements

     On August 28, 1998, FEI entered into an employment transition agreement with Mr. Langley, pursuant to which he resigned as an employee, officer and director effective September 30, 1998. In connection with Mr. Langley's termination of employment, the exercise period for options to purchase 78,000 shares of common stock was extended from October 31, 1998 to March 31, 2000. In addition, when Mr. Langley elected in September 1998 to reprice options for 25,000 shares, he received new options for 10,000 shares exercisable immediately and expiring on March 31, 2000.

FEI Ten-Year Option Repricings

     In September 1998 FEI offered to all stock option holders, including executive officers and directors except Mr. Langley, the opportunity to surrender their existing stock options in exchange for new options for an equal number of shares with an exercise price of $6.625 per share, the fair market value on September 18, 1998. Mr. Langley surrendered existing stock options for 25,000 shares in exchange for new options to purchase 10,000 shares with an exercise price of $6.625 per share.

     The following table sets forth information regarding option repricing for persons named in the summary compensation table and for all other executive officers.

                           Ten-Year Option Repricings

                                                                          Market                                       Length of
                                                       Number of           Price        Exercise                        Original
                                                      Securities     of Stock at        Price at                     Option Term
                                                      Underlying         Time of         Time of                    Remaining at
                                                         Options       Repricing       Repricing             New         Date of
                                                     Repriced or              Or              or        Exercise    Repricing or
Name                                        Date         Amended       Amendment       Amendment           Price       Amendment
----                                    --------     -----------     -----------     -----------     -----------    ------------
Vahe' A. Sarkissian                      9/18/98          49,380       $   6.625      $  10.1250       $   6.625      9.65 years
  Chief Executive Officer..........

Karel D. van der Mast                    9/18/98          50,000       $   6.625      $    9,000       $   6.625      9.33 years
  Executive Vice President,
  Marketing........................

Joseph C. Robinson                       9/18/98          18,000       $   6.625      $   9.2500       $   6.625      7.25 years
  Senior Vice President, Sales                            10,000           6.625         13.1875           6.625      9.5  years
  and Service......................                       12,000           6.625          12.000           6.625      6.58 years
                                                           5,000           6.625          15.000           6.625      6.58 years

Lynwood W. Swanson                       9/18/98          10,000       $   6.625      $  13.1875       $   6.625      9.5  years
  Chairman and Chief                                      75,000           6.625         13.2500           6.625      6.83 years
  Scientist........................

Charles Lake                             9/18/98          10,000       $   6.625      $   13.1875      $   6.625      9.5  years
  Senior Vice President,                                   3,750           6.625           15.000          6.625      7.58 years
  Manufacturing....................                       10,000           6.625           9.2500          6.625      6.25 years
                                                          50,000           6.625          13.2500          6.625      5.83 years

William G. Langley                       9/18/98          10,000 (1)   $   6.625      $    15.000      $   6.625      7.5  years
  Former Executive Vice                                   15,000           6.625          13.1875          6.625      9.5  years
  President and Chief Financial
  Officer..........................

William A. Whitward                      9/18/98          25,000       $   6.625      $   10.5000      $   6.625      4.58 years
  Former Chief Executive
  Officer..........................

Mark V. Allred                           9/18/98           5,000       $   6.625      $   13.1875      $   6.625      9.5  years
  Corporate Controller.............                       10,000           6.625           9.0000          6.625      9.75 years

Rob Fastenau                             9/18/98           5,000       $   6.625      $   13.1875      $   6.625      9.5  years
  Senior Vice President, Research
  and Development..................

Jim D. Higgs                             9/18/98          20,000       $   6.625      $    8.7500      $   6.625      9.4  years
  Senior Vice President, Human                            50,000           6.625          18.5000          6.625      9    years
  Resources

Michel van Woesik                        9/18/98           2,000       $   6.625      $   13.1875      $   6.625      9.5  years
  Treasurer, European Controller...                                        6.625

Bernd Volbert                            9/18/98           5,000       $   6.625      $   13.1875      $   6.625      9.5  years
  Senior Vice President, Sales

(1) Mr. Langley surrendered existing options to purchase 25,000 shares in exchange for repriced options to purchase 10,000 shares.

                        FEI COMPENSATION COMMITTEE REPORT
                          ON EXECUTIVE COMPENSATION<F1>

     The FEI compensation committee consists of four directors and, pursuant to authority delegated by the board of directors, determines and administers the compensation of FEI=s executive officers. In setting the compensation for the executive officers other than the President and Chief Executive Officer, the compensation committee works closely with the Chief Executive Officer, who makes specific recommendations to the committee concerning compensation for each of the other executive officers. Although the board of directors has granted the compensation committee full authority to set executive compensation, in practice the decisions of the compensation committee are usually reported as recommendations to the full board of directors, which has in the past generally approved the recommendations.

     Internal Revenue Code Section 162(m), as adopted in 1993, limits to $1,000,000 per person the amount that FEI may deduct for compensation paid to any of its most highly compensated officers in any year after 1993. The levels of salary and bonus paid by FEI have not exceeded this limit. Upon the exercise of nonqualified incentive stock options, however, the excess of the current market price over the option price (option spread) is treated as compensation and, therefore, it may be possible for option exercises by an officer in any year to cause the officer's total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and it is FEI's current policy generally to grant options that meet those requirements.

Compensation Principles

Executive compensation is based on several general principles, which are summarized below:

     o Provide competitive total compensation that enables FEI to attract and retain key executives

     o    Link corporate and individual performance to compensation

     o Encourage long-term success and align shareholder interests with management interests by giving executives the opportunity to acquire stock in FEI

     o    Reward initiative.

--------------

     <F1>This section is not "soliciting material," is not deemed "filed" with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of FEI under the Securities Act of 1933, or the Securities Act of 1934, regardless of date or any other general incorporation language in such filing.

Compensation Components

     The primary components of FEI's executive officer compensation program are base salary, annual incentive arrangements and long-term incentive compensation in the form of stock options.

     Base Salary. FEI attempts to establish base salary levels for FEI's executive officers that are competitive with those established by companies of similar size in the electronics industry. When determining salaries, the compensation committee also takes into account individual experience levels, job responsibility and individual performance. Each executive officer's salary is reviewed annually, and increases to base salary are made to reflect competitive market increases and the individual factors described above.

     Senior Manager Bonus Plan. In 1998 senior managers of FEI were eligible for payment of an annual bonus, at levels generally ranging from 12% to 20% of base salary, with the amount being determined based on a combination of company-wide, divisional and individual performance. FEI paid senior managers bonuses ranging from 35% to 60% of each individual's potential bonus in 1998. For 1999, the compensation committee decided to tie pay-out of bonuses entirely to Company performance and established certain targets for attaining the bonus. The committee also increased the range of potential bonuses for senior managers as a percentage of base salary to 15% to 30%. The bonus of the Chief Executive Officer is determined separately by the compensation committee.

     Long-Term Incentives--Options and Restricted Stock. FEI's primary long-term incentive compensation is through stock options. In 1998 FEI also used restricted stock as a part of the long-term compensation incentive for its President and Chief Executive Officer.

     The compensation committee believes that the motivation of senior managers increases as the market value of FEI's common stock increases. In order to align the financial interests of executive officers and other key employees with those of the shareholders, FEI grants stock options on a periodic basis, taking into account, among other factors, the size and terms of previous grants of equity-based compensation and stock holdings in determining awards. On one occasion in 1998, FEI also made a restricted stock grant as incentive compensation to the Chief Executive Officer. Options and restricted stock grants, in particular, reward executive officers and other key employees for performance that results in increases in the market price of FEI's common stock, which directly benefits all shareholders.

     Options granted under the stock incentive plan generally have been granted at an exercise price equal to the fair market value of the common stock on the date of grant, based on the closing price as reported on the Nasdaq National Market on the date of grant. Options generally become exercisable over a four-year period with a specified percentage becoming exercisable each year. Stock options generally have a ten-year term, but terminate earlier if employment is terminated. Initial option grants to executive officers depend upon the level of responsibility and position, and subsequent grants are made based on the compensation committee's subjective assessment of performance, among other factors. The compensation committee believes that these features of the option and stock grants not only provide an incentive for executives to remain in the employ of FEI, but also make longer term growth in share prices important for the senior managers who receive stock options or restricted stock grants.

     The compensation committee administers the stock incentive plan and recommends to the full board of directors awards of stock options to senior managers and other key employees of FEI. The compensation committee expects that in the future, if additional grants are made, consideration will be given to the number of options granted in the past and the exercise price of such grants.

     Repriced Options. In September 1998 FEI offered to all employee option holders and directors who held outstanding stock options the opportunity to surrender their options with an exercise price of greater than $6.625 in exchange for new options for an equal number of shares with an exercise price of $6.625 per share, the current fair market price on September 18, 1998. The new options are nonqualified stock options and, in some cases, were granted in replacement of incentive stock options. The replacement options were granted with a vesting schedule of 20% six months after grant, 20% one year after grant, and 20% in each year thereafter until fully vested. Exceptions to this vesting schedule were made for repriced options granted to Mr. Langley and Mr. Whitward, each of whom who resigned from FEI in 1998. Mr. Langley surrendered an option to purchase 25,000 shares and received a repriced option to purchase 10,000 shares which was fully vested on the date of grant. Mr. Whitward surrendered an option to purchase 25,000 shares and received a repriced option to purchase 25,000 shares, which was fully vested on the date of grant. The 1998 repricing was offered to realign the value of all previously granted options, upon exercisability, with the market value of the FEI common stock at the time of repricing.

Compensation of Chief Executive Officer

     Vahe' A. Sarkissian joined FEI as Chief Executive Officer in May 1998. The principal components of compensation for the Mr. Sarkissian for fiscal 1998 were

     o    base salary in the amount of $310,000

     o a guaranteed cash bonus for his initial 12 month period of employment of $200,000

     o    an incentive stock option to purchase 49,380 shares of common stock

     o a stock bonus in the amount of 50,000 shares, which vested 50% immediately and 50% after completing 13 months of employment

     o a sale of 150,620 shares of restricted stock to Mr. Sarkissian at $7.40625 per share

     o a loan in the amount of the purchase price for the restricted stock, at an interest rate of 5.58%

     o a loan in the amount of the taxes owed by Mr. Sarkissian on the stock bonus, at an interest rate of 5.58%. !

     Mr. Sarkissian's base salary, cash bonus, stock bonus and the receipt of a stock option were negotiated as part of his compensation package when he joined FEI and reflect a consideration of competitive forces as well as FEI's desire to retain a skilled senior executive of the stature of Mr. Sarkissian, who has significant experience in the management of semiconductor equipment manufacturing companies. Shortly after commencing employment, at the mutual agreement of Mr. Sarkissian and the compensation committee, a portion of the stock option Mr. Sarkissian was to have received upon commencement of employment was replaced with a restricted stock grant and a loan from FEI in the amount of the purchase price of the restricted stock. The shares vested 20% on June 25, 1998 and will vest an additional 20% each June 25th thereafter for four years until vested in full.

                                       Compensation Committee Members<F1>

                                       Alfred B. Bok
                                       William E. Curran
                                       Lloyd Swenson
                                       Donald R. VanLuvanee

--------------

     <F1>Mr. Swenson retired from the FEI Board of directors and compensation committee effective April 1, 1999.

                             FEI PERFORMANCE GRAPH<F2>

     Set forth below is a line graph comparing the cumulative total shareholder return of FEI common stock, with the cumulative total return of the Nasdaq Stock Market Index ("Nasdaq Index") and the Non-Financial Nasdaq Index, assuming the investment of $100 on June 1, 1995, the date of FEI's initial public offering, and reinvestment of any dividends.

[Graphic line chart depicting performance omitted.]

                      6/1/95    12/29/95    12/31/96    12/31/97    12/31/98
                      ------    --------    --------    --------    --------
FEI Company              100         119         104         138          69
Nasdaq Index             100         123         150         185         260
Non-Financial            100         121         147         173         253
  Nasdaq Index

--------------

     <F2> This Section is not "soliciting material," is not deemed "filed" with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of FEI under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of date or any general incorporation language in such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The common stock is the only outstanding authorized voting security of FEI. The record date for determining holders of common stock entitled to vote at the FEI annual meeting is April 2, 1999. On that date there were 18,250,781 shares of common stock outstanding, entitled to one vote per share. The common stock does not have cumulative voting rights.

     The following table contains certain information regarding the beneficial ownership as of April 2, 1999 of the common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each director of FEI, (iii) each executive officer of FEI named in the Summary Compensation Table and (iv) all executive officers and directors as a group. This information is based on information received from or on behalf of the named individuals.

                                                                                     Number of
                                                                                        Shares
                                                                                  Beneficially      Percentage
     Beneficial Owner                                                                 Owned (1)      of Shares
     ----------------                                                             -------------     ----------
     Philips Business Electronics International B.V........................          9,942,423          54.5%
     Building VP-1, PO Box 218
       5600 MD Eindhoven
       The Netherlands

     Lynwood W. Swanson (2)................................................            499,313           2.7%

     Vahe' A. Sarkissian (3)...............................................            211,498           1.2%

     Karel D. van der Mast (4).............................................             19,104            *

     Donald R. VanLuvanee (5)..............................................             12,497            *

     Charles Lake (6)......................................................              2,667            *

     Joseph C. Robinson (7)................................................              2,300            *

     Alfred B. Bok.........................................................                 --            --

     William E. Curran.....................................................                 --            --

     Theo J.H.J. Sonnemans.................................................                 --            --

     Michael J. Attardo (8)................................................                278            *

     William W. Lattin (9).................................................                139            *

     All directors and executive officers as a group
              (17 persons) (10)............................................            772,832           4.2%

--------------

     *    Less than 1%.

(1)  Shares that the person has the right to acquire within 60 days after April
     2, 1999 are deemed to be outstanding in calculating the percentage ownership of the person or group but are not deemed to be outstanding as to any other person or group.

(2) Includes shares held jointly by Dr. Swanson and his wife and 2,000 shares subject to options exercisable within 60 days after April 2, 1999.

(3) Includes 9,876 shares subject to options exercisable within 60 days after April 2, 1999.

(4) Includes 10,000 shares subject to options exercisable within 60 days after April 2, 1999.

(5) Includes 1,170 shares subject to options exercisable within 60 days after April 2, 1999.

(6) Includes 2,000 shares subject to options exercisable within 60 days after April 2, 1999.

(7) Includes 2,000 shares subject to options exercisable within 60 days after April 2, 1999.

(8) Represents 278 shares subject to options exercisable within 60 days after April 2, 1999.

(9) Represents 139 shares subject to options exercisable within 60 days after April 2, 1999.

(10) Includes 5,800 shares subject to options exercisable within 60 days after April 2, 1999 held by executive officers not listed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Machinefabrieken Contract. In January 1998 FEI and Philips Machinefabrieken Nederland B.V. entered into a Development Agreement under which Machinefabrieken was to develop the stage assembly for FEI's next generation of instruments. The agreement provided for payment by FEI to Machinefabrieken of between NLG 7 million and NLG 11 million, depending on the time of completion of the project, and provided for termination of the agreement by FEI if the subject technology was not developed before February 28, 1999. Each entity negotiated the contract on its own behalf on an arms-length basis. In September 1998 the contract was terminated before completion and FEI's obligations to Machinefabrieken were settled for $3.6 million for design and development services rendered before termination. The amount incurred under the contract was included as research and development expense during the year ended December 31, 1998.

     Philips Services Agreements. Effective February 21, 1997, the closing date of the PEO combination, some subsidiaries of Koninklijke Philips Electronics N.V. began providing a variety of administrative services to non-U.S. subsidiaries of FEI engaged in the electron optics business formerly operated by Philips. These services arrangements were contained in approximately eight services agreements and provided for services such as

     o Human Resource Management - services related to personnel and personnel management systems
     o    Letter of Credit - export sales
     o Philips Research - contract research related to electron optics microscopy technology
     o Corporate Purchasing - central payment system for accounts payable, purchasing information and training
     o Central Finance and Administration - fixed asset registration, VAT, customs and import duties services
     o Corporate Bureau on Environment and Energy - support and review on environmental matters and energy costs.

These service agreements also provide for Philips' affiliates to continue to provide some administrative, accounting, information services, logistics, occupancy and other services that have been provided by Philips to the PEO operations in the past. Management believes that, had these agreements been in place on an historical basis, they would not have resulted in any material change in the historical results of operations of FEI. During the year ended December 31, 1998, FEI paid Philips approximately $4.35 million for these administrative and other services.

     Philips Distribution Agreements. At the time of the PEO combination, FEI entered into a three year distribution agreement with Philips under which Philips' affiliates in specified territories provide sales and service activities for FEI. FEI sells its products to these affiliates at a discount from list price for resale to end users. In addition to sales for further distribution, some Philips units buy products from FEI for their own use. Total sales to Philips entities amounted to approximately $16.6 million during the year ended December 31, 1998. The distribution agreement will be renewed for successive one-year periods at the end of 1999 unless terminated before that time. Under specified conditions of termination, FEI has an option to purchase these distribution businesses at a fair market value.

     Philips Internal Audit. Beginning in 1998, FEI engaged the services of Philips Corporate Internal Audit Department to perform what is expected to be an annual operational audit of FEI and its subsidiaries. The Philips internal audit process is generally implemented for all Philips subsidiaries and divisions and focuses primarily on an evaluation of business processes and their function and financial results associated with creation of management information. FEI's audit committee determined that this type of audit of FEI would be complementary to and not duplicative of the annual audit to be conducted by FEI's independent financial auditors. The fee for 1998 for these services was $60,000.

     Philips Stock Purchase Agreement. On December 3, 1998 FEI and Philips Business Electronics signed a stock purchase agreement providing that Philips Business Electronics will purchase additional newly issued shares of FEI common stock to provide the funds to FEI for the cash portion of the consideration to be paid to the Micrion stockholders and some of the merger transaction costs of FEI. The terms of the stock purchase agreement are described beginning on page 75 of this joint proxy statement/prospectus.

     Loans to Mr. Sarkissian. On June 25, 1998, in connection with the commencement of his employment with FEI, Mr. Vahe' Sarkissian, the President and Chief Executive Officer of FEI, was granted a stock bonus of 50,000 shares of common stock of FEI, valued at $7 13/32 per share, the fair market value of FEI's common stock on the date of grant. 25,000 shares of the stock bonus are subject to forfeiture if Mr. Sarkissian's employment as Chief Executive Officer of FEI terminates before June 25, 1999. FEI agreed to make loans to Mr. Sarkissian on the following terms in connection with the payment of taxes resulting from this stock award. The term of each note will be five years and the interest rate will be 5.58%, with all principal and interest due at maturity. FEI is authorized to forgive any such loan to Mr. Sarkissian, subject to the following conditions:

     (a) The loan may be forgiven ratably over a five-year period beginning on the date of the loan, but only for so long as Mr. Sarkissian remains employed as FEI's Chief Executive Officer during the five-year period.

     (b) If Mr. Sarkissian's employment as FEI's Chief Executive Officer is terminated before the expiration of the five-year period described above, any portion of the loan that has not been forgiven may not be forgiven and the balance of the loan amount outstanding plus accrued interest will become due and payable on the terms of the note representing the loan.

     FEI entered into a Stock Bonus Agreement with Mr. Sarkissian dated June 25, 1998 containing these terms and arrangements.

     Also on June 25, 1998, in connection with his commencement of employment with FEI as Chief Executive Officer, FEI sold to Mr. Sarkissian 150,620 shares of common stock of FEI subject to specified restrictions. The purchase price for the shares was $7 13/32, the fair market value of FEI's common stock on the date of grant. The restricted shares purchased by Mr. Sarkissian vested 20% on June 25, 1998 and will vest an additional 20% annually thereafter through the year 2002.

     Effective June 25, 1998 FEI loaned Mr. Sarkissian the amount of $1,115,530 for the purchase of the restricted shares on the following terms:

     o the loan is represented by a promissory note in the form approved by FEI's compensation committee
     o    the term of the loan is four years from the date of issuance
     o    interest on the loan accrues at 5.58%
     o    interest is payable at maturity.

     If before June 25, 2002 Mr. Sarkissian terminates his employment with FEI voluntarily or if his employment is terminated for cause, FEI will have the option to repurchase any unvested shares at the price paid by Mr. Sarkissian. FEI will have the right to offset the repurchase payment against amounts outstanding under the loan extended by FEI for purchase of the shares.

     If during the same period Mr. Sarkissian's employment is terminated involuntarily without cause, Mr. Sarkissian will have the option to cause FEI to repurchase any unvested shares at a price equal to his cost plus interest owed on the portion of the loan attributable to any unvested shares, with the interest calculated at the same rate as the loan interest rate.

     FEI entered into a Restricted Stock Purchase Agreement with Mr. Sarkissian dated June 25, 1998 containing these terms and arrangements. For more information about Mr. Sarkissian's compensation arrangements, you should read the FEI Compensation Committee's Report on Executive Compensation beginning on page 114.

     Accurel Contract. Mr. Sarkissian owns 50% of the outstanding shares of stock of Accurel Systems International Corp., a semiconductor analytical services laboratory located in Sunnyvale, California. During 1998, Accurel purchased products from FEI with a purchase price of $1,721,000 and received from FEI equipment lease guaranties in the amount of $464,000. FEI believes the transactions were made on arm's length terms.

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

         Consolidated Statements of Comprehensive Loss for the Years
         Ended December 31, 1996, 1997 and 1998                              F-5

         Consolidated Statements of Shareholders' Equity for
         the Years Ended December 31, 1996, 1997 and 1998                    F-6

         Consolidated Statement of Cash Flows for the Years
         Ended December 31, 1996, 1997 and 1998                              F-7

         Notes to Consolidated Financial Statements                          F-8


 (a)(2)  Financial Statement Schedules*

         Valuation and Qualifying Accounts for the Years Ended               S-1
         December 31, 1996, 1997 and 1998.

* All other schedules have been omitted because they are inapplicable or not required or because the information is given in the consolidated financial statements or the notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere in this document.

 (a)(3)      Exhibits

2.1 (4) Combination Agreement, dated November 15, 1996, as amended, between the Registrant and Philips Business Electronics International B.V.

2.2 (7) Agreement and Plan of Merger, dated December 3, 1998, among the Registrant, Micrion Corporation and MC Acquisition Corporation.

3.1 (4)      Second Amended and Restated Articles of Incorporation, as amended

3.2 (4)      Restated Bylaws

4.1          See Articles III and IV of Exhibit 3.1 and Articles I and VI of
             Exhibit 3.2

10.1 (1) +   1984 Stock Incentive Plan

10.2 (4) +   1995 Stock Incentive Plan, as amended

10.3 (2) +   1995 Supplemental Stock Incentive Plan

10.4 (1) +   Form of Incentive Stock Option Agreement

10.5 (1) +   Form of Nonstatutory Stock Option Agreement

10.6 (1) Lease, dated as of November 20, 1992, between the Registrant and Capital Consultants, Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter Industry Pension Fund

10.7 (4) Lease, dated January 11, 1996, between the Registrant and Pacific Realty Associates, L.P.

10.8 (4) Lease, dated June 6, 1996, between the Registrant and Pacific Realty Associates, L.P.

10.9 (1) #   Agreement, dated February 9, 1994, between the Registrant and
             Philips Electron Optics B.V.

10.10 (6)    Lease, dated November 25, 1997, between the Registrant and Pacific
             Realty Associates, L.P.

10.11 (5)    Lease Agreement, dated October 27, 1997, between Philips Business
             Electronics International B.V., as lessor, and Philips Electron
             Optics B.V., a wholly owned indirect subsidiary of the Registrant, as lessee, including a guarantee by the Registrant of the lessee's obligations thereunder.

10.12 (5)    Employment Agreement, dated July 1, 1997, between the Registrant and William G. Langley

10.13 (5)    Employment Agreement, dated August 1, 1997, between the Registrant and Karel D. van der Mast

10.14 (5)    Revolving Credit Agreement, dated as of July 1, 1997, between the
             Registrant and KeyBank National Association

10.15 (5)    Amendment No. 1, dated as of August 31, 1997, to Revolving Credit
             Agreement between the Registrant and Key Bank National Association

10.16 (6)    Amendment No. 2, dated December 23, 1997, to Loan Agreement between the Registrant and Key Bank of Oregon

10.17 (7) +  Stock Bonus Agreement, dated as of June 25, 1998, between the
             Registrant and Vahe' Sarkissian

10.18 (7) +  Restricted Stock Purchase Agreement, dated as of June 25, 1998, between the Registrant and Vahe' Sarkissian

10.19 (8)    19.9% Stock Option Agreement, dated as of December 3, 1998, between
             Micrion Corporation and the Registrant

10.20 (8)    Stock Purchase Agreement, dated as of December 3, 1998, between
             Philips Business Electronics International B.V. and the Registrant

21.1 (7)     Subsidiaries of the Registrant

23.1         Consent of Deloitte & Touche LLP

23.2         Consent of KPMG Accountants N.V.

27.1         Financial Data Schedule

--------------

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

       (3) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 22, 1996.

       (4) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

       (5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

       (6) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

       (7) Previously filed with the annual report on Form 10-K to which this amendment relates.

       (8) Incorporated by reference to Exhibits to Registrant's Current Report on Form 8-K, dated December 9, 1998.

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

                                       FEI COMPANY


                                       By: VAHE' SARKISSIAN
                                           -------------------------------------
                                           Vahe' A. Sarkissian
                                           President and
                                           Chief Executive Officer

Date:  April 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 29, 1999.

            Signature                                     Title

VAHE' SARKISSIAN                        President, Chief Executive Officer and
----------------------------------      Director (Principal Executive
Vahe' A. Sarkissian                     Officer)


WILLIAM P. MOONEY                      Executive Vice President and Chief
----------------------------------     Financial Officer
William P. Mooney                      (Principal Financial Officer)


MARK V. ALLRED                         Controller and Assistant Treasurer
----------------------------------     (Principal Accounting Officer)
Mark V. Allred


LYNWOOD W. SWANSON                     Chairman of the Board and Director
----------------------------------
Lynwood W. Swanson


KAREL D. VAN DER MAST                  Executive Vice President Marketing,
----------------------------------     Technical Officer and Director
Karel D. van der Mast


ALFRED B. BOK                          Director
----------------------------------
Alfred B. Bok

WILLIAM E. CURRAN                      Director
----------------------------------
William E. Curran


THEO J.H.J. SONNEMANS                  Director
----------------------------------
Theo J.H.J. Sonnemans


                                       Director
----------------------------------
Michael J. Attardo


                                       Director
----------------------------------
Donald R. VanLuvanee


                                       Director
----------------------------------
William W. Lattin

                          FEI COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

INDEPENDENT AUDITORS' REPORTS............................................   F-1
FINANCIAL STATEMENTS:
    Consolidated Balance Sheets at December 31, 1997 and 1998............   F-3
    Consolidated Statements of Operations for the Years Ended
         December 31, 1996, 1997 and 1998 ...............................   F-4
    Consolidated Statements of Comprehensive Loss for the Years
         Ended December 31, 1996, 1997 and 1998..........................   F-5
    Consolidated Statements of Shareholders' Equity for the Years
         Ended December 31, 1996, 1997 and 1998..........................   F-6
    Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1997 and 1998 ...............................   F-7
    Notes to Consolidated Financial Statements...........................   F-8

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





KPMG Accountants N.V.
Eindhoven, The Netherlands
April 9, 1997

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
(In Thousands, Except Share Data)

ASSETS                                                   1997          1998
CURRENT ASSETS:
  Cash and cash equivalents                            $ 16,394      $ 15,198
  Receivables (Note 4)                                   56,168        56,046
  Inventories (Note 5)                                   39,207        43,518
  Deferred income taxes (Note 11)                         2,484         9,926
  Other                                                   2,497         1,872
                                                       --------      --------

           Total current assets                         116,750       126,560

EQUIPMENT (Note 6)                                       19,246        23,845

OTHER ASSETS (Note 7)                                    47,026        40,733
                                                       --------      --------

TOTAL                                                  $183,022      $191,138
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $ 15,984      $ 12,929
  Current account with Philips (Note 15)                  9,074         5,043
  Accrued payroll liabilities                             3,248         3,638
  Accrued warranty reserves                               4,239         6,186
  Deferred revenue                                       11,236        15,744
  Income taxes payable                                    2,731           952
  Accrued restructuring costs (Note 3)                       89         3,055
  Other current liabilities (Note 8)                      5,653         8,663
                                                       --------      --------

           Total current liabilities                     52,254        56,210

LINE OF CREDIT BORROWINGS (Note 9)                       17,844         7,250

LONG-TERM ACCOUNT WITH PHILIPS (Note 9)                       -        19,099

DEFERRED INCOME TAXES (Note 11)                           7,544         7,861

OTHER LIABILITIES                                           491         3,091

SHAREHOLDERS' EQUITY (Note 12):
  Preferred stock - 500,000 shares authorized;
    none issued and outstanding                               -             -
  Common stock - 30,000,000 shares authorized;
    18,077,793 and 18,167,475 shares issued and
    outstanding at December 31, 1997 and 1998           149,149       149,635
  Accumulated deficit                                   (36,602)      (45,510)
  Accumulated other comprehensive loss                   (7,658)       (6,498)
                                                       --------      --------

           Total shareholders' equity                   104,889        97,627
                                                       --------      --------

TOTAL                                                  $183,022      $191,138
                                                       ========      ========

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

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(In Thousands)
-------------------------------------------------------------------------------------------------------


                                                          1996               1997               1998
NET LOSS                                              $       (53)       $   (36,602)       $    (8,908)

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment,
     zero taxes provided in 1996, 1997 and 1998            (4,481)            (7,658)             1,160
                                                      -----------        -----------        -----------

COMPREHENSIVE LOSS                                    $    (4,534)       $   (44,260)       $    (7,748)
                                                      ===========        ===========        ===========


See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(In Thousands, Except Share Data)
------------------------------------------------------------------------------------------------------------------------------


                                             Common Stock                                           Accumulated
                                       --------------------------                                      Other
                                                                    Accumulated      Division      Comprehensive
                                         Shares          Amount         Deficit       Equity           Loss            Total
BALANCE, JANUARY 1, 1996                        -     $        -    $         -     $   32,551     $           -     $  32,551

Net loss                                        -              -              -            (53)                -           (53)

Capital infusions from Philips                  -              -              -        125,262                 -       125,262

Dividends paid to Philips                       -              -              -       (110,209)                -      (110,209)

Translation adjustment                          -              -              -         (4,481)                -        (4,481)
                                       ----------     ----------    -----------     ----------     -------------     ---------

BALANCE, DECEMBER 31, 1996                      -              -              -         43,070                 -        43,070

Cash contributed by Philips,
 net of liabilities assumed                     -          5,134              -              -                 -         5,134

FEI shares outstanding on date
  of PEO combination (Note 2)           7,959,933         99,209              -              -                 -        99,209

Shares issued to PBE on date
  of PEO combination (Note 2)           9,728,807         43,070              -        (43,070)                -             -

Net loss                                        -              -        (36,602)             -                 -       (36,602)

Proceeds from exercise of
  options (Note 12)                       389,053          1,736              -              -                 -         1,736

Translation adjustment                          -              -              -              -            (7,658)       (7,658)
                                       ----------     ----------    -----------     ----------     -------------     ---------

BALANCE, DECEMBER 31, 1997             18,077,793        149,149        (36,602)             -            (7,658)      104,889

Net loss                                        -              -         (8,908)             -                 -        (8,908)

Proceeds from employee purchases
  of common stock through employee
  stock purchase plan (Note 12)            79,344            422              -              -                 -           422
Proceeds from exercise of options
  (Note 12)                                10,338             64              -              -                 -            64

Translation adjustment                          -              -              -              -             1,160         1,160
                                       ----------     ----------    -----------     ----------     -------------     ---------

BALANCE, DECEMBER 31, 1998             18,167,475     $  149,635    $   (45,510)    $        -     $      (6,498)    $  97,627
                                       ==========     ==========    ===========     ==========     =============     =========

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(In Thousands)
--------------------------------------------------------------------------------------------------------
                                                                   1996           1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $    (53)      $(36,602)      $ (8,908)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                  2,599          3,963          5,621
      Amortization                                                      -          2,207          3,004
      Loss on disposal of fixed assets                                309            817          1,101
      Purchased in-process research and development                     -         38,046              -
      Deferred taxes on income                                          -         (2,861)        (7,125)
      Write-off of intangible assets                                    -          3,152              -
      Valuation adjustment                                              -              -          3,267
      Decrease (increase) in assets:
        Receivables                                                (2,175)       (16,378)           122
        Inventories                                                (5,509)         5,180         (3,940)
        Other assets                                               (3,606)           711          2,876
      Increase (decrease) in liabilities:
        Accounts payable                                              180          1,749         (3,055)
        Current accounts with Philips                              (1,130)         7,917         (4,031)
        Accrued payroll liabilities                                (1,793)           485            390
        Accrued warranty reserves                                     (97)         1,208          1,947
        Deferred revenue                                            2,948         (1,164)         4,508
        Accrued restructuring                                           -             89          2,966
        Other liabilities                                          (2,436)        (1,744)         4,084
                                                                 --------       --------       --------

           Net cash provided by (used in)
                operating activities                              (10,763)         6,775          2,827
                                                                 --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in the PEO combination                                  -          1,420              -
  Acquisition of equipment                                              -         (9,412)       (11,883)
  Investment in software development                               (1,090)        (1,409)        (2,291)
  Purchase of businesses                                           (3,200)             -              -
                                                                 --------       --------       --------

           Net cash used in investing activities                   (4,290)        (9,401)       (14,174)
                                                                 --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from line of credit                         -          8,708        (10,594)
  Proceeds from exercise of stock options
     and employee stock purchases                                       -          1,736            486
  Proceeds from long-term borrowings from Philips                       -              -         19,099
  Net cash provided by Philips                                     15,053          8,000              -
                                                                 --------       --------       --------

           Net cash provided by financing activities               15,053         18,444          8,991
                                                                 --------       --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 -            576          1,160
                                                                 --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    -         16,394         (1,196)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          -              -         16,394
                                                                 --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $      -       $ 16,394       $ 15,198
                                                                 ========       ========       ========

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
-------------------------------------------------------------------------------


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

     In accordance with FEI's policy to expense research and development costs as incurred, a one-time charge of $38,046 for the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the PEO combination. In determining the value of acquired in-process research and development, FEI identified four specific research and development projects--a thin film head FIB for the data storage industry, in-line systems for semiconductor manufacturers, a laser-aligned stage and FEI's next generation platform. FEI derived the value of the acquired in-process research and development by forecasting revenues, margins and operating expenses associated with developing, marketing and selling each of these projects for a period of 15 years. In developing its forecast, FEI management used margins ranging from 37% to 44% in various periods. Estimated selling, general and administrative costs averaged 15% of revenue for the first five years. To determine the value of the acquired in-process research and development, the forecasted operating income for each year was discounted to present value using a discount rate of 21%. The acquired research and development projects were not expected to have a material impact on net income until the year ended December 31, 1999.

     The thin film head FIB for the data storage industry, in-line systems for semiconductor manufacturers, a laser-aligned stage shipped to customers in 1997 and 1998. FEI's next generation platform is now under development. FEI has developed a prototype of its next generation platform and expects to work in the first three quarters of 1999 to develop the prototype into a commercially viable product. FEI expects to begin shipping its next generation platform in 1999. There remains the risk, however, that a technological hurdle may be encountered that may delay or prevent the successful development of FEI's next generation platform. Although FEI believes any hurdles could eventually be overcome, FEI's competitive position could be harmed if its competitors are successful first in developing a competing technology.

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

     Pro forma combined statement of operations data, presented as if the PEO combination had occurred on January 1, 1996 and January 1, 1997, are as follows:

                                                            Year Ended December 31,
                                                          ---------------------------
                                                             1996             1997
Net sales                                                 $  142,996       $  172,214

Net loss                                                  $   (2,602)      $  (37,656)
                                                          ==========       ==========

Pro forma per share data:
  Net loss per share, basic and assuming dilution         $    (0.15)      $    (2.11)
                                                          ==========       ==========

Pro forma weighted average shares outstanding:
  Basic and assuming dilution                             17,403,000       17,840,000
                                                          ==========       ==========

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

     The components of this 1997 charge were as follows:

                                                                                              Year Ended
                                                                                             December 31,
                                                                                                 1997
                                                                                          -------------------
Severance, outplacement, transition bonuses and related benefits for
  terminated employees                                                                         $   621

Remaining rent on vacated facilities                                                               158

Valuation adjustment on intangible assets related to abandoned technology                        1,699
                                                                                               -------

1997 restructuring and reorganization charge                                                   $ 2,478
                                                                                               =======

1998 Restructuring and Reorganization

     On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company plans to eliminate 173 positions worldwide, or about 16% of its work force as of July 29, 1998. The positions affected include manufacturing, marketing, administrative, field service, sales, and manufacturing personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 76 employees had been terminated as of December 31, 1998 and 97 positions remain to be eliminated during 1999. Of the positions remaining at December 31, 1998, the majority are located in the Company's manufacturing facilities in Acht, The Netherlands where a significant number of positions are expected to be eliminated following the outsourcing of certain manufacturing operations.

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

The various components of this charge were as follows:

                                                            Year Ended December 31, 1998        Accrued
                                                            ----------------------------       Liability
                                                              Charged                            as of
                                                                 to              Paid         December 31,
                                                              Expense          in Cash            1998
                                                              -------          -------            ----
Severance, outplacement and related benefits for
  terminated employees                                        $ 4,137          $ 1,436         $ 2,701

Lease abandonment costs for vacated facilities                    444               90             354

Relocation and moving expenses for employees and
  facilities                                                      318              318               -

Cost related to transferring property to vendors                  168              168               -
                                                              -------          -------         -------

                                                                5,067          $ 2,012         $ 3,055
                                                              =======          =======         =======
Non-Cash Asset Write-Downs:

Abandonment of leasehold improvements and fixed
  assets in location vacated                                      253
                                                              -------

1998 restructuring and reorganization charge                  $ 5,320
                                                              =======

4.    RECEIVABLES

     Receivables consist of the following:

                                                                 December 31,
                                                         -------------------------
                                                             1997           1998
Trade                                                     $ 56,957       $ 55,587
Other                                                          999          2,401
                                                          --------       --------

                                                            57,956         57,988
Allowance for doubtful accounts                             (1,788)        (1,942)
                                                          --------       --------

           Total receivables                              $ 56,168       $ 56,046
                                                          ========       ========

5.    INVENTORIES

     Inventories consist of the following:

                                                                   December 31,
                                                            -----------------------
                                                               1997           1998
     Raw materials and assembled parts                      $ 24,987       $ 25,667
     Work in process                                          12,123         11,853
     Finished goods                                            5,998         10,439
                                                            --------       --------

                                                              43,108         47,959
     Reserve for obsolete inventory                           (3,901)        (4,441)
                                                            --------       --------

                Total inventories                           $ 39,207       $ 43,518
                                                            ========       ========

     Included in raw materials and assembled parts are $1,568 and $5,093 of current requirement service inventories at December 31, 1997 and 1998, respectively.

6.    EQUIPMENT

     Equipment consists of the following:

                                                              December 31,
                                                       -----------------------
                                                          1997           1998
     Leasehold improvements                            $  1,464       $  2,157
     Machinery and equipment                             19,625         13,226
     Demonstration inventory                              4,273         15,439
     Other fixed assets                                   3,804          8,824
                                                       --------       --------

                                                         29,166         39,646
     Accumulated depreciation                            (9,920)       (15,801)
                                                       --------       --------

          Total equipment                              $ 19,246       $ 23,845
                                                       ========       ========

7.    OTHER ASSETS

     Other assets consist of the following:

                                                                                           December 31,
                                                                                   -------------------------
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

11.  TAXES

     Income tax expense consisted of the following:

                                                                               Year Ended December 31,
                                                                       -------------------------------------
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
                                                                        =======      =======      =======

     The effective income tax rate varies from the US federal statutory rate due to the following:

                                                                               Year Ended December 31,
                                                                       --------------------------------------
                                                                      1996         1997         1998
     Expected tax expense (benefit) at statutory rates                 $    240     $(11,723)     $(4,611)
     Increase (reduction) in income taxes resulting from:
       Foreign taxes                                                       (180)         529            7
       Write-off of in-process technology                                     -       13,316            -
       State income taxes                                                     -          153         (478)
       Goodwill amortization                                                  -          333          524
       Other                                                                680          499         (239)
                                                                       --------     --------      -------

                Total tax expense (benefit)                            $    740     $  3,107      $(4,797)
                                                                       ========     ========      =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                            December 31,
                                                                       ---------------------
                                                                           1997         1998
     Deferred tax assets:
       Accrued liabilities                                             $    229      $ 2,205
       Warranty reserve                                                   1,185        1,685
       Inventory reserves                                                   766        3,478
       Allowance for bad debts                                              626          696
       Basis differences in investment                                        -        1,346
       Other assets                                                          12        1,147
                                                                       --------      -------

                                                                          2,818       10,557
                                                                       --------      -------
     Deferred tax liabilities:
       Capitalized software development costs                              (420)      (1,024)
       Existing technology and other intangibles                         (6,383)      (5,757)
       Basis difference in fixed assets                                    (785)        (697)
       Other liabilities                                                   (290)      (1,014)
                                                                       --------      -------

                                                                         (7,878)      (8,492)
                                                                       --------      -------

                Net deferred tax asset (liability)                     $ (5,060)     $ 2,065
                                                                       ========      =======

     These deferred tax components are reflected in the consolidated balance sheet as follows:

                                                                             December 31,
                                                                       ---------------------
                                                                           1997         1998
     Deferred tax:
       Current asset                                                   $  2,484      $ 9,926
       Long-term liability                                               (7,544)      (7,861)
                                                                       --------      -------

                Net deferred tax asset (liability)                     $ (5,060)     $ 2,065
                                                                       ========      =======

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

     Options are granted under various vesting arrangements, up to a maximum of five years. Options expire after a maximum of ten years. Options outstanding are summarized as follows:

                                                                                               Weighted
                                                                              Number            Average
                                                                           of Shares     Exercise Price
                                                                         ------------------------------
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

$6.625 and vest 20 percent six months from grant date, 20 percent one year from grant date and 20 percent per year thereafter.

     Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                        Options Outstanding                         Options Exercisable
                        ----------------------------------------------------  ---------------------------------
                          Outstanding       Weighted Avg.       Weighted        Exercisable        Weighted
                             as of            Remaining         Average            as of            Average
      Range of            December 31,       Contractual        Exercise       December 31,        Exercise
  Exercise Prices             1998           Life (yrs)          Price             1998              Price
 $5.55 - $7.40            1,208,698             9.5            $  6.62            63,629           $ 6.77
 $7.40 - $9.25              132,293             6.0               8.41            86,035             8.27
 $9.25 - $11.10              29,519             2.8               9.73            25,047             9.77
$11.10 - $12.95              10,000             7.3              12.00             6,000            12.00
$12.95 - $14.80             103,020             1.9              13.25            97,340            13.25
$14.80 - $16.65              10,000             7.3              15.00             6,000            15.00
                          ---------             ---            -------          --------           ------

                          1,493,530             8.5            $  7.39           284,051           $ 9.99
                          =========             ===            =======          ========           ======

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

                                                                      Year Ended December 31,
                                                                      ------------------------
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

     Other Services Provided by Philips - In connection with the PEO Combination Agreement, the Company entered into various services agreements with Philips affiliates for the purpose of defining their ongoing relationship. These agreements set forth certain rights and obligations of the Company, Philips and their respective affiliates on a prospective basis. The agreements afford the Company continued access to the research and development resources of Philips on a fee basis, and provide for the parties' respective rights to intellectual property. These service agreements also provide for Philips affiliates to continue to provide certain administrative, accounting, information services, logistics, occupancy, and other services that have been provided to the Company in the past. Management believes that, had these agreements been in place on a historical basis, they would not have resulted in any material change in the historical results of operations of the Company. During the years ended December 31, 1997 and 1998, the Company paid Philips approximately $3,600 and $4,350 for these administrative and other services (see "Pre-Combination Corporate Allocations from Philips" below).

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

     Philips Internal Audit - Commencing in 1998, the Company engaged the services of Philips Corporate Internal Audit Department to perform what is expected to be an annual operational audit of the Company and its subsidiaries. The Philips internal audit process is generally implemented for all Philips subsidiaries and divisions and focuses primarily on an evaluation of business processes and their function and financial results associated with creation of management information. The fee for 1998 for these services was $60,000.

     Current Accounts with Philips - Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. Most of the current account transactions relate to deliveries of goods.

     Current accounts with Philips, after reclassification of a portion of the balance to long term liabilities, consist of the following (see Note 9):

                                                                            1997            1998
Current accounts receivable                                           $    7,678        $  5,689
Current accounts payable                                                 (16,752)        (10,732)
                                                                      ----------        --------

           Total                                                      $   (9,074)       $ (5,043)
                                                                      ==========        ========

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

     The following table summarizes various financial amounts for each of the Company's segments:

                                                                                     Corporate
                                                           Micro-        Electron       and
                                           Components   electronics       Optics    Eliminations        Total
1996:
  Product sales to customers               $        -    $        -    $    88,783    $        -     $   88,783
  Service sales to customers                        -             -         23,601             -         23,601
                                           ----------    ----------    -----------    ----------     ----------
Total sales                                         -             -        112,384             -        112,384
  Gross profit                                      -             -         33,319             -         33,319
  Depreciation & amortization                       -             -          2,599                        2,599
  Operating income                                  -             -            687             -            687
  Total assets                                      -             -         71,824             -         71,824

1997:
  Product sales to customers                   11,308        48,764         84,181             -        144,253
  Service sales to customers                        -         4,874         19,669             -         24,543
  Inter-segment sales                          4,572             -         11,000        (15,572)             -
                                           ----------    ----------    -----------    ----------     ----------
Total sales                                    15,880        53,638        114,850       (15,572)       168,796
  Gross profit                                  6,368        19,380         36,501           (82)        62,167
  Depreciation & amortization                     480         4,647          1,043             -          6,170
  Operating income (loss)                       4,055       (38,852)         1,803           121        (32,873)
  Total assets                                  7,244        98,376         87,669       (10,267)       183,022

1998:
  Product sales to customers                   15,528        54,596         79,906             -        150,030
  Service sales to customers                        -         5,141         23,600             -         28,741
  Inter-segment sales                          6,554             -         11,490        (18,044)            -
                                           ----------    ----------    -----------    ----------     ----------
Total sales                                    22,082        59,737        114,996       (18,044)       178,771
  Gross profit                                  8,364        15,854         34,974             -         59,192
  Depreciation & amortization                     750         5,723          2,152             -          8,625
  Operating income (loss)                       5,931       (13,587)        (1,822)          (98)        (9,576)
  Total assets                                  6,904        93,763         97,691        (7,220)       191,138


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

     The Company's long-lived assets were geographically located as follows:

                                                                    December 31,
                                                         --------------------------
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

                                   * * * * * *

                          FEI COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                         Additions
                                                                 ------------------------
                                                   Balance at    Charged to       (2)                     Balance at
                                                  Beginning of    Costs and      Other                      End of
                                                    Period        Expenses     Additions    Deductions     Period
                                                    ------        --------     ---------    ----------     ------
Year ended December 31, 1998:
Reserve for obsolete inventory                   $     3,901     $   2,056      $     -     $ (1,516)    $  4,441
Reserve for obsolete service inventory                 3,862         3,760            -         (812)       6,810
Allowance for doubtful accounts                        1,788           379            -         (225)       1,942
                                                 ================================================================
Total                                            $     9,551     $   6,195      $     -     $ (2,553)    $ 13,193
                                                 ================================================================

Year ended December 31, 1997:
Reserve for obsolete inventory                   $     2,324     $   1,806      $   426     $   (655)    $  3,901
Reserve for obsolete service inventory                 2,661           926        1,067         (792)       3,862
Allowance for doubtful accounts                          603         1,623          450         (888)       1,788
                                                 ================================================================
Total                                            $     5,588     $   4,355      $ 1,943     $ (2,335)   $   9,551
                                                 ================================================================

Year ended December 31, 1996:  (1)

(1) Amounts for the PEO Operations for the year ended December 31, 1996 are not available.

(2) Represents amounts outstanding for Pre-PEO Combination at the date of the PEO combination.

                                  EXHIBIT INDEX

Exhibit        Description                                            Sequential
  No.                                                                   Page No.
-------                                                               ----------
2.1 (3)        Combination Agreement, dated November 15, 1996, as
               amended, between the Registrant and Philips
               Business Electronics International B.V. Agreement and Plan of Merger, dated December 3, 1998, among the Registrant,

2.2 (7)        Micrion Corporation and MC Acquisition
               Corporation.

3.1 (4)        Second Amended and Restated Articles of
               Incorporation, as amended

3.2 (4)        Restated Bylaws

4.1            See Articles III and IV of Exhibit 3.1 and
               Articles I and VI of Exhibit 3.2

10.1 (1) +     1984 Stock Incentive Plan

10.2 (4) +     1995 Stock Incentive Plan, as amended

10.3 (2) +     1995 Supplemental Stock Incentive Plan

10.4 (1) +     Form of Incentive Stock Option Agreement

10.5 (1) +     Form of Nonstatutory Stock Option Agreement

10.6 (1) Lease, dated as of November 20, 1992, between the Registrant and Capital Consultants, Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter Industry Pension Fund

10.7 (4)       Lease, dated January 11, 1996, between the
               Registrant and Pacific Realty Associates, L.P.

10.8 (4) Lease, dated June 6, 1996, between the Registrant and Pacific Realty Associates, L.P.

10.9 (1) #     Agreement, dated February 9, 1994, between the
               Registrant and Philips Electron Optics B.V.

10.10 (6)      Lease, dated November 25, 1997, between the
               Registrant and Pacific Realty Associates, L.P.

10.11 (5)      Lease Agreement, dated October 27, 1997, between
               Philips Business Electronics International B.V. as lessor and Philips Electron Optics B.V., a wholly owned indirect subsidiary of the Registrant, as lessee, including a guarantee by the Registrant of the lessee's obligations thereunder

10.12 (5)      Employment Agreement, dated July 1, 1997, between
               the Registrant and William G. Langley

10.13 (5)      Employment Agreement, dated August 1, 1997,
               between the Registrant and Karel D. van der Mast

10.14 (5)      Revolving Credit Agreement, dated as of July 1,
               1997, between the Registrant KeyBank National
               Association

10.15 (5)      Amendment No. 1, dated as of August 31, 1997, to
               Revolving Credit Agreement between the Registrant and KeyBank National Association

10.16 (6)      Amendment No. 2, dated December 23, 1997, to Loan
               Agreement between the Registrant and Key Bank of Oregon

10.17 (7) +    Stock Bonus Agreement, dated as of June 25, 1998,
               between the Registrant and Vahe' Sarkissian

10.18 (7) +    Restricted Stock Purchase Agreement, dated as of
               June 25, 1998, between the Registrant and Vahe'
               Sarkissian

10.19 (8)      19.9% Stock Option Agreement, dated as of December
               3, 1998, between Micrion Corporation and the
               Registrant Stock Bonus

10.20 (8)      Stock Purchase Agreement, dated as of December 3,
               1998, between Philips Business Electronics
               International B.V. and the Registrant

21.1 (7)       Subsidiaries of the Registrant

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

(3) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated November 22, 1996.

(4) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997

(6) Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Previously filed with the annual report on Form 10-K to which this amendment relates.

(8) Incorporated by reference to Exhibits to Registrant's Current Report on Form 8-K, dated December 9, 1998.

+ This exhibit constitutes a management contract or compensatory plan or arrangement.

# Confidential treatment has been granted by the Commission for certain portions of this agreement.