Form 10-Q
period 1999-04-04
FEI CO
filed 1999-05-18
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 4, 1999


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

     The number of shares of Common Stock outstanding as of May 13, 1999 was 18,261,081.

                               INDEX TO FORM 10-Q

                                                                            Page

Part I - Financial Information

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - April 4, 1999 (unaudited) and
       December 31, 1998...................................................... 1

     Condensed Consolidated Statements of Operations  (unaudited) -
       Thirteen Weeks Ended April 4, 1999 and March 29, 1998 ................. 2

     Condensed Consolidated Statements of Comprehensive Loss  (unaudited) -
       Thirteen Weeks Ended April 4, 1999 and March 29, 1998 ................. 3

     Condensed Consolidated Statements of Cash Flows  (unaudited) -
       Thirteen Weeks Ended April 4, 1999 and March 29, 1998...................4

     Notes to Condensed Consolidated Financial Statements (unaudited)......... 5

   Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................... 10

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K..................................16

   Signatures.................................................................17

                         PART I - Financial Information

Item 1.  Financial Statements

                          FEI Company and Subsidiaries
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                 December 31,         April 4,
ASSETS                                                                               1998               1999
                                                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $     15,198        $    26,794
  Receivables                                                                         56,046             55,263
  Inventories (Note 3)                                                                43,518             43,198
  Deferred income taxes                                                                9,926              9,884
  Other                                                                                1,872              2,515
                                                                                ------------        -----------

           Total current assets                                                      126,560            137,654

EQUIPMENT                                                                             23,845             23,754

OTHER ASSETS (Note 4)                                                                 40,733             41,305
                                                                                ------------        -----------

TOTAL                                                                           $    191,138        $   202,713
                                                                                ============        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $     10,607        $    16,675
  Current accounts with Philips (Note 5)                                               5,043                583
  Accrued payroll liabilities                                                          3,908              4,774
  Accrued warranty reserves                                                            6,186              6,934
  Deferred revenue                                                                    15,744             19,236
  Income taxes payable                                                                   952              2,156
  Accrued restructuring costs (Note 2)                                                 3,055              2,822
  Other current liabilities                                                           10,715             10,379
                                                                                ------------        -----------

           Total current liabilities                                                  56,210             63,559

LINE OF CREDIT BORROWINGS (Note 6)                                                     7,250                390

LONG-TERM ACCOUNT WITH PHILIPS (Note 6)                                               19,099             30,625

DEFERRED INCOME TAXES                                                                  7,861              7,832

OTHER LIABILITIES                                                                      3,091              2,600

SHAREHOLDERS' EQUITY:
  Preferred stock - 500,000 shares authorized; none issued and outstanding                 -                  -
  Common stock - 30,000,000 shares authorized; 18,167,475 and 18,252,673
    shares issued and outstanding at December 31, 1998 and April 4, 1999             149,635            150,087
  Accumulated deficit                                                                (45,510)           (44,804)
  Accumulated other comprehensive loss                                                (6,498)            (7,576)
                                                                                ------------        -----------

           Total shareholders' equity                                                 97,627             97,707
                                                                                ------------        -----------

TOTAL                                                                           $    191,138        $   202,713
                                                                                ============        ===========


See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                       Thirteen Weeks Ended
                                                                       --------------------
                                                                    March 29,          April 4,
                                                                      1998               1999
NET SALES                                                         $     35,954        $    45,408

COST OF SALES                                                           21,858             28,083
                                                                  ------------        -----------

           Gross profit                                                 14,096             17,325
                                                                  ------------        -----------

OPERATING EXPENSES:
  Research and development                                               4,838              5,239
  Selling, general and administrative                                    8,859             10,645
  Amortization of purchased intangibles                                    634                629
                                                                  ------------        -----------

           Total operating expenses                                     14,331             16,513
                                                                  ------------        -----------

OPERATING INCOME (LOSS)                                                   (235)               812

OTHER INCOME (EXPENSE), NET                                               (216)               326
                                                                  ------------        -----------

INCOME (LOSS) BEFORE TAXES                                                (451)             1,138

TAX EXPENSE (BENEFIT)                                                     (158)               432
                                                                  ------------        -----------

NET INCOME (LOSS)                                                 $       (293)       $       706
                                                                  ============        ===========

PER SHARE DATA:
  Net income (loss) per share-basic                               $      (0.02)       $      0.04
                                                                  ============        ===========
  Net income (loss) per share-diluted                             $      (0.02)       $      0.04
                                                                  ============        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                               18,078             18,205
                                                                  ============        ===========
    Diluted                                                             18,078             19,260
                                                                  ============        ===========


See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                  Consolidated Statements of Comprehensive Loss
                                 (In thousands)
                                   (Unaudited)


                                                                                      Thirteen Weeks Ended
                                                                                      --------------------
                                                                                  March 29,           April 4,
                                                                                    1998                1999
NET INCOME (LOSS)                                                               $       (293)       $       706

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation adjustment, zero taxes provided
      in 1998 and 1999                                                                    (4)            (1,078)
                                                                                ------------        -----------


COMPREHENSIVE LOSS                                                              $       (297)       $      (372)
                                                                                ============        ===========



See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Thirteen Weeks Ended
                                                                               --------------------
                                                                            March 29,           April 4,
                                                                              1998                1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $       (293)       $       706
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                               1,018              1,759
      Amortization                                                                 718                898
      Other                                                                      1,241             (1,506)
      Decrease (increase) in assets:
        Receivables                                                              5,080                783
        Inventories                                                             (2,840)               320
        Other assets                                                             1,417               (643)
      Increase (decrease) in liabilities:
        Accounts payable                                                        (2,057)             6,068
        Current accounts with Philips                                            3,788             (4,460)
        Accrued payroll liabilities                                               (564)               866
        Accrued warranty reserves                                                 (483)               748
        Deferred revenue                                                         3,204              3,492
        Accrued restructuring                                                        -                424
        Other liabilities                                                        1,169                211
                                                                          ------------        -----------

           Net cash provided by operating activities                            11,398              9,666
                                                                          ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                                      (2,547)            (1,711)
  Investment in software development                                              (361)              (399)
                                                                          ------------        -----------

           Net cash used in investing activities                                (2,908)            (2,110)
                                                                          ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of line of credit                                              (5,043)            (6,860)
  Proceeds from exercise of stock options and employee stock purchases               2                452
  Repayment of note to Philips                                                  (2,718)                 -
  Proceeds from long-term borrowings from Philips                                    -             11,526
                                                                          ------------        -----------

           Net cash provided by (used in) financing activities                  (7,759)             5,118
                                                                          ------------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              4             (1,078)
                                                                          ------------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          735             11,596

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  16,394             15,198
                                                                          ------------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     17,129        $    26,794
                                                                          ============        ===========

See notes to condensed consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture, market and service products based on focused charged particle beam technology. The Company operates in three business segments. The Components segment manufactures and sells components for focused charged particle beam instruments including emitters and focusing columns. The Company's component products are sold as replacement parts and to OEM's for use in the manufacture of focused charged particle beam systems. The MicroElectronics segment manufactures, sells and services focused ion-beam systems ("FIBs") and products that incorporate an electron beam and an ion beam into a single system ("DualBeams"). The Company's MicroElectronics products are sold primarily to semiconductor manufacturers and to thin film head manufacturers in the data storage industry, and are used in the design, manufacture and testing of integrated circuits and thin film heads. The Electron Optics segment manufactures, sells and services transmission electron microscope systems ("TEMs") and scanning electron microscope systems ("SEMs"). The Company's Electron Optics products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to semiconductor and thin film head manufacturers. FEI also manufactures SEMs designed for wafer scanning in the semiconductor industry ("Wafer SEMs"), which are sold and serviced through the MicroElectronics segment.

The Company has manufacturing operations in Hillsboro, Oregon; Acht, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States and eight other countries, constituting a majority of the worldwide market for the Company's products. In addition, the Company's products are sold through distribution agreements with affiliates of Koninklijke Philips Electronics N.V. ("Philips") located in approximately 20 additional countries, and through independent representatives in certain countries.

Basis of Presentation - On February 21, 1997, FEI Company ("Pre-Combination FEI") acquired substantially all of the assets and liabilities of the electron optics business of Philips Business Electronics International B.V. ("Philips Business Electronics"), a wholly owned subsidiary of Philips in a transaction accounted for as a reverse acquisition (the "PEO Combination"). Accordingly, purchase accounting was applied to the assets and liabilities of Pre-Combination FEI.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for fair presentation have been included.

Net income (loss) per share - The difference between basic and diluted net income (loss) per share is a result of the dilutive effect of stock options, which are considered potential common shares.

Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform to the current year presentation.


2.   RESTRUCTURING AND REORGANIZATION

On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company's plan calls for the elimination of 173 positions worldwide, or about 16% of its work force as of July 29, 1998. The positions affected include manufacturing, marketing, administrative, field service, sales, and manufacturing personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 95 positions remain to be eliminated as of April 4, 1999. The majority of the positions remaining at April 4, 1999 are located in the Company's facilities in Acht, The Netherlands where a significant number of positions are expected to be eliminated following the outsourcing of certain manufacturing operations. The Company intends to finalize its outsourcing arrangements during the second quarter of 1999.

The various components of restructuring and reorganization charges were as follows:

                                           Accrued        Thirteen Weeks Ended April 4, 1999   Accrued
                                          Liability       ----------------------------------   Liability
                                            as of          Charged                             as of
                                         December 31,    Charged to      Reduction of          April 4,
                                             1998          Expense       Liability (1)         1999
Severance, outplacement and related
  benefits for terminated employees      $   2,701       $      -        $    (177)           $   2,524

Lease abandonment costs for vacated
   facilities
                                               354              -              (56)                 298
                                         ---------       --------        ---------            ---------

                                         $   3,055       $      -        $    (233)           $   2,822
                                         =========       ========        =========            =========

(1) Includes cash payments and net effect of currency exchange rate fluctuations on accrued liability.


3.   INVENTORIES

Inventories consisted of the following:

                                               December 31,           April 4,
                                                   1998                 1999
Raw materials and assembled parts              $    25,667          $    25,055
Work in process                                     11,853               14,960
Finished goods                                      10,439                7,775
                                               -----------          -----------
   Total inventories                                47,959               47,790
Reserve for obsolete inventory                      (4,441)              (4,592)
                                               -----------          -----------
   Net inventories                             $    43,518          $    43,198
                                               ===========          ===========

4.   OTHER ASSETS

Other assets consisted of the following:

                                                                        December 31,          April 4,
                                                                             1998               1999
Service inventories, noncurrent, net of obsolescence reserves
  of $6,810 and $6,113, respectively                                    $      7,037        $     8,550
Capitalized software development costs, net of amortization
  of $478 and $744, respectively                                               3,469              3,602
Goodwill, net of amortization of $2,093 and $2,378, respectively              15,029             14,744
Existing technology, net of amortization of $2,519 and $2,863, respectively
                                                                              13,971             13,627
Patents, net of amortization of $39 and $45, respectively                        282                276
Deposits and other                                                               945                506
                                                                        ------------        -----------
           Total other assets                                           $     40,733        $    41,305
                                                                        ============        ===========

Software development costs capitalized during the thirteen weeks ended March 29, 1998 and April 4, 1999 were $361 and $399, respectively. Amortization of software development costs was $84 and $266 for the thirteen weeks ended March 29, 1998 and April 4, 1999.

In connection with the purchase accounting for the PEO Combination, the Company identified four significant projects under development at the date of the combination and estimated the fair value of the related purchased in-process research and development. The development of three of those four projects was completed in 1997 and 1998, with revenue recognized in late 1997 and during 1998. The fourth project continues to be developed. Based on current management estimates, the fourth project is expected to generate revenue beginning in late 1999.


5.   CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. The current account transactions relate to intercompany purchases of goods and services.

Current accounts with Philips consisted of the following (see Note 6):

                                             December 31,         April 4,
                                                 1998               1999
                                             ------------        ----------
Current accounts receivable                  $      5,689        $    3,914
Current accounts payable                          (10,732)           (4,497)
                                             ------------        ----------
   Net current accounts with Philips         $     (5,043)       $     (583)
                                             ============        ==========

6.       CREDIT FACILITY BORROWINGS

At December 31, 1998, the Company maintained a $25,000 bank line of credit, available on revolving advances at prime (8.5% at December 31, 1998) or on 30, 60, 90, or 180-day draw periods at LIBOR plus 1.65%. A total of $6,693 was outstanding under this bank line of credit at December 31, 1998. Borrowings under this line of credit were secured by eligible receivables, inventories, and equipment. Under the terms of the line of credit, the Company was required to meet certain financial covenants.

On February 25, 1999, the Company consummated a new credit facility with Philips and terminated its existing bank line of credit. The entire outstanding balance under the existing bank line of credit was paid off with proceeds drawn under the new credit facility. The new credit facility provides borrowing capacity of up to $50,000, with advances bearing interest at LIBOR plus 0.75%. The weighted average interest rate in effect at April 4, 1999 was 4.1%. Advances up to $10,000 may be made on a revolving current account basis, with additional advances made in terms of one month, three months, or six months. The credit facility is unsecured, matures on February 26, 2002 and requires that the Company meet certain financial covenants.

Based on management's intent, the borrowings outstanding under the credit facility are classified as long-term. Also based on management's intent, the amount outstanding as of December 31, 1998, under the Company's bank line of credit, which was refinanced on February 25, 1999, was classified as long-term. A large portion of the current account with Philips outstanding as of December 31, 1998 was also classified as long-term in anticipation of refinancing at the initiation of the new credit facility.

The Company also maintains a $5,000 unsecured and uncommitted bank borrowing facility in the US and certain limited facilities in selected foreign countries. At April 4, 1999, the Company had outstanding standby letters of credit totaling approximately $3,300 to secure customer advance deposits. These standby letters of credit reduce the amount available to borrow under the Company's $5,000 uncommitted facility.


7.   SEGMENT INFORMATION

The following table summarizes various financial amounts for each of the Company's segments (see Note 1):

                                                                                     Corporate
                                                         Micro-        Electron         and
Thirteen Weeks Ended                     Components    electronics      Optics     Eliminations      Total
March 29, 1998:
  Product sales to customers             $  3,821      $  13,089      $  12,585    $       -      $  29,495
  Service sales to customers                    -          1,073          5,386            -          6,459
  Inter-segment sales                       1,008              -          2,225       (3,233)             -
                                         --------        -------      ---------    ---------      ---------
Total sales                                 4,829         14,162         20,196       (3,233)        35,954
  Operating income (loss)                     866           (472)          (629)           -           (235)

April 4, 1999:
  Product sales to customers                2,351         18,806         16,817            -         37,974
  Service sales to customers                    -          1,213          6,221            -          7,434
  Inter-segment sales                         873              -          1,013       (1,886)             -
                                         --------        -------      ---------    ---------      ---------
Total sales
                                            3,224         20,019         24,051       (1,886)        45,408
  Operating income (loss)
                                              364          1,128           (680)           -            812

Inter-segment sales are recorded at cost, with no markup for gross profit within the selling segment. Shared corporate expenses are allocated pro-rata to the operating segments on the basis of product sales to customers.

8.   MERGERS AND ACQUISITIONS

Micrion Corporation

On December 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Micrion Corporation ("Micrion"), a Massachusetts corporation engaged in the design, manufacture, sale and service of focused particle beam instruments. The merger is subject to regulatory approval and approval by the shareholders of both Micrion and the Company. The Company is in the process of complying with a request for additional information by the Federal Trade Commission. Under terms of the Merger Agreement, Micrion would become a wholly owned subsidiary of the Company. Holders of Micrion common stock would receive one share of the Company's common stock and $6.00 in cash (or, in certain circumstances an equivalent amount of shares of the Company's stock in lieu of cash) in exchange for each share of Micrion common stock. The cash portion (or shares in lieu thereof) may be reduced if Micrion's indebtedness at closing of the merger exceeds certain levels set forth in the Merger Agreement. In conjunction with the proposed merger, the Company has incurred and deferred $1,551 of acquisition costs as of April 4, 1999.

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


9.   COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                     Thirteen Weeks Ended
                                                     --------------------
                                                  March 29,         April 4,
                                                    1998              1999
Net sales                                          100.0%            100.0%
Cost of sales                                       60.8              61.8
                                                   -----             -----
Gross profit                                        39.2              38.2
Research and development costs                      13.5              11.5
Selling, general and administrative costs           24.6              23.4
Amortization of intangibles                          1.8               1.4
Restructuring and reorganization costs               0.0               0.0
                                                   -----             -----
Operating income (loss)                            ( 0.7)              1.8
Other income (expense), net                        ( 0.6)              0.7
                                                   -----             -----
Income (loss) before taxes                         ( 1.3)              2.5
Tax expense (benefit)                              ( 0.5)              1.0
                                                   -----             -----
Net income (loss)                                  ( 0.8)%             1.6%
                                                   =====             =====

Net sales. Net sales for the thirteen weeks ended April 4, 1999 increased $9.5 million (26%) compared to the corresponding period in 1998. Microelectronics segment product sales increased $5.7 million (44%) and Electron Optics segment product sales increased $4.2 million (34%) while product sales in the Components segment decreased $1.5 million (38%) from 1998 levels. Service sales increased by $1.0 million (15%) in the first quarter of 1999 compared with the first quarter of 1998. Industry conditions in both the semiconductor-manufacturing sector and the data storage sector were generally weak during 1998 but showed some improvement in the first quarter of 1999. These industry sectors represent the principal markets for the Company's Components and Microelectronics segments. Electron Optics segment sales have benefited from the Company's new product introductions in the second half of 1998. The Company believes that Components segment sales have been weak in 1999 following record 1998 levels due to customers' utilization of on hand inventories.

Sales increased year over year in each of the four major geographic regions the Company sells to, with the largest increase occurring in Europe. Sales in Europe represented 35% of sales in the first quarter of 1999 compared with 28% of sales in the first quarter of 1998. Sales in the Asia Pacific Region represented 18% of sales in the first quarter of 1999 compared with 20% of sales in the first quarter of 1998. Sales in North America represented 43% of sales in the first quarter of 1999 compared with 49% of sales in the first quarter of 1998. Sales in other geographic regions represented 4% of sales in the first quarter of 1999 compared with 3% of sales in the first quarter of 1998.

The Company conducts its business in multiple currencies. In general, the US Dollar was weaker in relation to these other currencies in the first quarter of 1999 compared with the first quarter of 1998. Accordingly, the translation of sales denominated in foreign currencies resulted in slightly higher reported sales in US Dollars in the first quarter of 1999 as compared with the first quarter of 1998.

Gross profit. Gross profit for the thirteen weeks ended April 4, 1999 increased $3.2 million (23%) compared to the same period in 1998. Gross profit as a percentage of sales was 38.2% for the first quarter of 1999 compared with 39.2% for the first quarter of 1998. The 1999 gross margin was affected by sales of used and loaner systems, as well as sales through independent distributor channels, each of which produced below average gross margins. The gross margin in the first quarter of 1999 was further reduced by higher spending levels in the Company's service business, which included opening a new office in Texas.

Research and development costs. Research and development costs for the thirteen weeks ended April 4, 1999 increased $0.4 million (8%) compared to the same period in 1998. As a percentage of sales, research and development costs were 11.5% and 13.5% for the thirteen weeks ended April 4, 1999 and March 29, 1998, respectively. The Company is continuing to invest in the development of its next generation platform technology, as well as product upgrades, new software systems, and products to broaden the product line offerings of our business segments. The Company expects to increase its research and development expenditures in 1999 compared to the expenditure levels of 1998.

Selling, general and administrative costs. Selling, general and administrative costs for the thirteen weeks ended April 4, 1999 increased $1.8 million (20%) compared to the same period in 1998. As a percentage of sales, selling, general and administrative costs were 23.4% and 24.6% for the thirteen weeks ended April 4, 1999 and March 29, 1998, respectively. The first quarter of 1999 was affected by increased legal expenses, employee relocation costs and incentive compensation accruals. The first quarter of 1998 was not indicative of the full calendar year 1998 expense level because of the addition of new senior management and the implementation of incentive compensation plans subsequent to the first quarter of 1998.

Amortization of purchased intangibles. The Company separately reports the expense associated with amortization of intangibles arising from merger and acquisition activities on the statement of operations. The expense associated with the amortization of other intangibles is charged to cost of sales or other operating expenses. Purchase accounting for the PEO Combination as of February 21, 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that is being amortized over a 15-year period.

Restructuring and reorganization costs. On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The program is intended to eliminate approximately 173 positions worldwide, or about 16% of the Company's work force as of July 29, 1998. A charge of $5.3 million was recognized in the year ended December 31, 1998 primarily representing the cost of providing severance, outplacement assistance, and associated benefits to affected employees. Of this charge, $2.8 million remains as a liability as of April 4, 1999. This liability will continue to be discharged during 1999 as the Company's outsourcing plan continues to be implemented. Of the 173 positions targeted for elimination, 95 positions remain to be eliminated as of April 4, 1999. The remaining positions are primarily related to the Company's manufacturing operations in Acht, The Netherlands. The Company intends to finalize its outsourcing arrangements in the second quarter of 1999. Additional charges totaling $1.1 million are expected to be recorded as they are incurred during 1999 for transitional costs of consolidating operations and outsourcing certain activities.

Other income (expense), net. Other income (expense), net was income of $0.3 million in the first quarter of 1999 compared with expense of $0.2 million in the first quarter of 1998. The 1999 period included currency transaction gains of $0.5 million compared with currency transaction losses of $0.1 million in the 1998 period. These currency gains in the first quarter of 1999 were due to non-recurring transactions.

Income tax expense. The effective income tax rate was 38% for the thirteen weeks ended April 4, 1999 and 35% for the thirteen weeks ended March 29, 1998. The Company's tax rates differ from the U.S. federal statutory tax rate primarily as a result of state and foreign taxes, the amortization of intangible assets not deductible for income tax purposes, and the favorable tax effect of the Company's use of a foreign sales corporation for exports from the U.S.

LIQUIDITY AND CAPITAL RESOURCES

At April 4, 1999, the Company had total cash and cash equivalents of $26.8 million compared to $15.2 million at December 31, 1998. Worldwide cash transfers associated with the Company's new credit facility were finalized during the first quarter of 1999 and resulted in a temporary increase in cash balances. Cash provided by operating activities for the thirteen weeks ended April 4, 1999 was $11.4 million compared to $9.7 million for the thirteen weeks ended March 29, 1998. Cash provided by operating activities before the effect of working capital changes was $1.9 million in the first quarter of 1999 and $2.7 million in the first quarter of 1998. In February 1999 the Company consummated a new credit facility with Philips whereby a substantial portion of the Company's current account payable to Philips was converted to long-term borrowings (see below).

Investing activities used cash of $2.1 million during the first quarter of 1999 compared with $2.9 million during the first quarter of 1998. The 1999 decrease is primarily due to lower levels of capital expenditures for equipment. The Company expects to continue to invest in plant and equipment and technology needed for future business requirements, as well as to invest in internally developed software for its products.

Financing activities provided cash of $5.1 million in the thirteen weeks ended April 4, 1999 and used $7.8 million of cash in the thirteen weeks ended March 29, 1998. The 1999 financing activities are comprised of long-term borrowings from Philips under the Company's credit facility and the repayment and termination of the prior bank line of credit agreement. The 1998 financing activities reflect net repayments under the prior bank line of credit agreement as well as repayment of a $2.7 million note payable to Philips, which arose from the PEO Combination in February 1997. In February 1999 the Company consummated a new credit agreement and obtained commitment on a three year $50 million revolving credit facility from Philips. The facility allows the Company, subject to certain financial covenants, to borrow in multiple currencies for its general corporate needs, excluding acquisitions. During the first quarter of 1999 the Company utilized the multiple currency capability to finance its Asian working capital needs by borrowing in Japanese yen. Borrowings under the agreement bear interest at a variable LIBOR rate from 30 to 180 days, at the Company's designation, plus a 0.75% incremental rate. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information. With this new $50 million revolving line of credit, the Company refinanced and replaced its previous $25 million revolving line of credit with an U.S. bank.

In December 1998, the Company announced that it had entered into a merger agreement with Micrion Corporation of Peabody, Massachusetts. The merger is subject to regulatory approval and approval by the shareholders of both Micrion and the Company. If the merger is completed, holders of Micrion common stock would receive one share of the Company's common stock and $6.00 in cash for each Micrion common share outstanding. In certain conditions this consideration could be reduced in accordance with the terms of the merger agreement. Financing requirements for the transaction would be approximately $33 million, including the cash consideration and estimated transaction costs as well as the issuance of approximately 5.1 million shares of Company common stock to Micrion shareholders. The Company has entered into a stock purchase agreement with its majority shareholder, Philips Business Electronics, to finance its cash requirements for the merger. Pursuant to the stock purchase agreement, the Company would sell approximately 5.6 million common shares to Philips Business Electronics at an expected per share price of $8.02. Proceeds from this sale of shares in excess of the cash consideration to Micrion shareholders and transaction costs are expected to be used to repay Micrion bank debt. In conjunction with the proposed merger the Company has deferred $1.6 million of merger related expenditures as of April 4, 1999.

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

The Company's global sales activities and related service and support activities result in complex foreign currency exposures. The Company does not have a formal hedging program in place; however, it does enter into forward contracts to sell or purchase foreign currencies to hedge specific sales transactions. As of April 4, 1999, the Company had forward purchase and sale contracts of foreign currency totaling $5.8 million, which if settled at the spot exchange rate as of April 4, 1999 would have resulted in a loss of $0.1 million.

The introduction of the Euro also provides the Company with an opportunity to reduce its exposure to the foreign currency translation fluctuations of the various European Monetary Union ("EMU") countries in which it reports results by adopting the Euro as its reporting currency for those operations. These countries include France, Germany, Italy and The Netherlands. The Company began conducting the majority of its business transactions in Euros for these EMU countries on January 1, 1999. The Company is in the process of converting its relevant operations to use of the Euro as functional and reporting currency. The Company's automated transaction and reporting systems are capable of reporting in either local currency or Euros without extensive modification.

The Company's working capital is subject to fluctuation due to the timing of its shipments. Since the Company's products typically have a large sales value per unit, the timing of specific units in a reporting period can affect the relative levels of inventory and accounts receivable without a corresponding change in liabilities. The Company's restructuring and reorganization programs also affected working capital as reflected previously. The remaining 1998 restructuring and reorganization charges, which will be settled in 1999, total $2.8 million as of April 4, 1999.

Purchase accounting for the PEO Combination as of February 21, 1997, resulted in the recognition of an intangible asset in the amount of $38.0 million representing the estimated fair value of in-process research and development of Pre-Combination FEI. The intangible asset was written off with a charge to earnings immediately following the PEO Combination in keeping with the Company's policy to expense research and development costs as they are incurred. In connection with the purchase accounting for the PEO Combination, the Company identified four significant projects under development. The development of three of those four projects was completed in 1997 and 1998, with revenue recognized in late 1997 and during 1998. The fourth project, the Company's next generation platform, is still under development. Based on current management estimates, the fourth project is expected to generate revenue beginning in late 1999. There remains the risk that a technological hurdle may be encountered that may delay or prevent the successful development of this product and the Company cannot predict with certainty the market demand for this product. Although the Company believes any hurdles could eventually be overcome, the Company's competitive position could be harmed if a significant market for the product develops and its competitors are successful first in developing a competing technology. While the semiconductor manufacturing sector and the data storage sector were generally weak during 1998, the Company's long-term expectations for those markets and, accordingly, for this project, have not changed significantly.

The Company believes that its cash and cash equivalents, cash flows from operating activities and existing credit facilities are adequate to meet the Company's cash requirements over the next 12 to 18 months, and that if the Micrion merger is completed, the proposed sale of additional shares to Philips Business Electronics would provide adequate liquidity during the same period.


BACKLOG

The Company's backlog consists of purchase orders it has received for products it expects to ship within the next 12 months. The Company's backlog at April 4, 1999 was approximately $49 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of orders could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.


YEAR 2000 DISCLOSURE

State of Readiness. In January 1998, the Company formed a Year 2000 Team composed of representatives of various aspects of the Company's operations that may be significantly affected by Year 2000 readiness issues, including hardware and software related to the Company's manufacturing control, accounting and other information technology systems, product software and hardware, supplier products and post-sales support. The Year 2000 Team developed a multi-part plan to measure and address the Company's Year 2000 readiness, consisting of: (i) product testing using test criteria developed by SEMATECH, a semiconductor industry trade association; (ii) testing information technologies hardware and software for the Company's manufacturing control, accounting and other systems and addressing deficiencies; (iii) identifying and assessing non-information technologies third-party suppliers' products raising Year 2000 compliance issues, making inquiry of such vendors concerning their state of readiness and resolving issues; (iv) communicating with the customer base concerning Year 2000 readiness of the Company's products; and (v) evaluating the need for and, as appropriate, developing a contingency plan. The Company has analyzed and partially tested its information technology systems and determined that, to the extent tested, those systems have no material Year 2000 compliance deficiencies. Several elements of the Company's information technologies remain to be tested and evaluated, and testing and evaluation is expected to be largely completed before the end of the 1999 second quarter. Internal information technologies systems tests are to be completed within that time frame. Also, with regard to readiness, the Company has assumed that basic public utilities such as gas, electric and telephone services will continue to be available for operations of the Company on and after January 1, 2000 in the U.S., The Netherlands and the Czech Republic. If this assumption proves incorrect, the operations of the affected manufacturing location would be materially adversely affected for the duration of the utility interruption. The Company has completed the testing of most products and has communicated with customers concerning Year 2000 readiness of these products and certain third party products sold with the Company's systems. However, the Company has not determined the Year 2000 status of all past products or the status of some of the third-party products sold with its products. The Company's efforts to assess these products continue, with a goal of completing this assessment by the end of the second quarter of 1999. The Company anticipates undertaking additional communications with its customers and to provide instructions to post-sale field service representatives on Year 2000 readiness before the end of the second quarter of 1999. Based on communications to date, the Company does not believe a material Year 2000 deficiency by any information technologies or non-information technologies supplier exists. However, the Company has not yet completed its inquiry of all suppliers and further communications may identify Year 2000 deficiencies.

Costs. At this time, the Company believes costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's systems, will not have a material impact on the Company's results of operations or financial condition. In the ordinary course the Company has improved its Year 2000 readiness through recent systems upgrades as part of its usual capital improvement efforts. The Company has devoted management, sales and technical resources to address Year 2000 matters and expects to continue to do so. To date, however, no specific expenditures have been made as a result of the Year 2000 issue. The Company has made plans to increase inventories of certain components prior to January 2000 but has not made specific allocations for this increase. Overall, the Company expects to fund any future costs through operating cash flows. Cost estimates for systems improvements are based on the Company's estimates, which make numerous assumptions about future events. There is no assurance that these estimates will be correct and actual costs could differ materially from these estimates.

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

The Company's Contingency Plan. The Company does not have a contingency plan. FEI is in the process of evaluating the need for a contingency plan and expects to finish the evaluation by mid-1999. As a contingency measure, however, the Company may increase its inventory of some component parts and supplies in the coming months.

FORWARD-LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in plant and equipment and software development, the portions of the Company's sales consisting of international sales, expected capital requirements, and Year 2000 compliance by the Company and its customers and suppliers constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in plant and equipment and software development include, but are not limited to, downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase the Company's capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.

                           Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

    10.1 Credit Facility Agreement dated as of February 25, 1999 between the Company, Philips Electron Optics International B.V. and Koninklijke Philips Electronics N.V.

    27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FEI COMPANY


Dated:  May 18, 1999              VAHE' A. SARKISSIAN
                                  ----------------------------------------------
                                  Vahe' A. Sarkissian
                                  President and
                                  Chief Executive Officer


                                  WILLIAM P. MOONEY
                                  ----------------------------------------------
                                  William P. Mooney
                                  Executive Vice President and
                                  Chief Financial Officer


                                 MARK V. ALLRED
                                 -----------------------------------------------
                                 Mark V. Allred
                                 Corporate Controller

                                  Exhibit Index

Exhibit
  No.         Description
-------       -----------

 10.1         Credit Agreement

 27.1         Financial Data Schedule