Form 10-Q
period 1999-07-04
FEI CO
filed 1999-08-09
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 4, 1999


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock outstanding as of August 2, 1999 was 18,371,329.

                               INDEX TO FORM 10-Q

                                                                            Page

Part I - Financial Information

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - July 4, 1999
       (unaudited) and December 31, 1998..................................... 1

     Condensed Consolidated Statements of Operations
       (unaudited) Thirteen Weeks Ended July 4, 1999 and
       June 28, 1998 and Twenty-Six Weeks Ended July 4, 1999
       and June 28, 1998 .................................................... 2

     Condensed Consolidated Statements of Comprehensive Income
       (unaudited) - Thirteen Weeks Ended July 4, 1999 and
       June 28, 1998 and Twenty-Six Weeks Ended July 4, 1999
       and June 28, 1998 .................................................... 3

     Condensed Consolidated Statements of Cash Flows
       (unaudited) - Twenty-Six Weeks Ended July 4, 1999 and
       June 28, 1998......................................................... 4

     Notes to Condensed Consolidated Financial Statements (unaudited)........ 5

   Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................10

Part II - Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders..............16

   Item 6.  Exhibits and Reports on Form 8-K.................................17

   Signatures................................................................18

                         PART I - Financial Information

Item 1.  Financial Statements

                          FEI Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                            December 31,            July 4,
ASSETS                                                             1998               1999
                                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                  $   15,198         $   12,560
  Receivables                                                    56,046             46,142
  Current accounts with Philips (Note 5)                              -              1,200
  Inventories (Note 3)                                           43,518             44,934
  Deferred income taxes                                           9,926              7,974
  Other                                                           1,872              2,664
                                                             ----------         ----------

           Total current assets                                 126,560            115,474

EQUIPMENT                                                        23,845             23,394

OTHER ASSETS (Note 4)                                            40,733             40,931
                                                             ----------         ----------

TOTAL                                                        $  191,138         $  179,799
                                                             ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $   10,607           $ 17,319
  Current accounts with Philips (Note 5)                          5,043                  -
  Accrued payroll liabilities                                     3,908              4,947
  Accrued warranty reserves                                       6,186              6,165
  Deferred revenue                                               15,744             16,201
  Income taxes payable                                              952              2,357
  Accrued restructuring costs (Note 2)                            3,055              2,215
  Other current liabilities                                      10,715             11,292
                                                             ----------         ----------

           Total current liabilities                             56,210             60,496

LINE OF CREDIT BORROWINGS (Note 6)                                7,250                461

LONG-TERM ACCOUNT WITH PHILIPS (Note 6)                          19,099             12,033

DEFERRED INCOME TAXES                                             7,861              6,050

OTHER LIABILITIES                                                 3,091              2,418

SHAREHOLDERS' EQUITY:
  Preferred stock - 500,000 shares authorized;
    none issued and outstanding                                       -                  -
  Common stock - 30,000,000 shares authorized;
    18,167,475 and 18,371,329 shares issued and
    outstanding at December 31, 1998 and
    July 4, 1999                                                149,635            150,207
  Accumulated deficit                                           (45,510)           (43,830)
  Accumulated other comprehensive loss                           (6,498)            (8,036)
                                                             ----------         ----------

           Total shareholders' equity                            97,627             98,341
                                                             ----------         ----------

TOTAL                                                        $  191,138         $  179,799
                                                             ==========         ==========

See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                                              -----------------------        ------------------------
                                                               June 28,        July 4,        June 28,         July 4,
                                                                  1998           1999            1998            1999
NET SALES                                                     $ 44,922       $ 45,722        $ 80,876        $ 91,130

COST OF SALES                                                   27,850         27,552          49,708          55,635
                                                              --------       --------        --------        --------

           Gross profit                                         17,072         18,170          31,168          35,495
                                                              --------       --------        --------        --------

OPERATING EXPENSES:
  Research and development                                       4,310          4,537           9,148           9,776
  Selling, general and administrative                           10,912         11,045          19,771          21,690
  Amortization of purchased intangibles                            624            629           1,258           1,258
  Restructuring and reorganization costs (Note 2)                    -            131               -             131
                                                              --------       --------        --------        --------

           Total operating expenses                             15,846         16,342          30,177          32,855
                                                              --------       --------        --------        --------

OPERATING INCOME                                                 1,226          1,828             991           2,640

OTHER INCOME (EXPENSE), NET                                       (521)          (166)           (737)            160
                                                              --------       --------        --------        --------

INCOME BEFORE TAXES                                                705          1,662             254           2,800

TAX EXPENSE                                                        247            688              89           1,120
                                                              --------       --------        --------        --------

NET INCOME                                                    $    458       $    974        $    165        $  1,680
                                                              ========       ========        ========        ========

PER SHARE DATA:
  Net income per share-basic                                  $   0.03       $   0.05        $   0.01        $   0.09
                                                              ========       ========        ========        ========
  Net income per share-diluted                                $   0.02       $   0.05        $   0.01        $   0.09
                                                              ========       ========        ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                       18,079         18,319          18,078          18,290
                                                              ========       ========        ========        ========
    Diluted                                                     18,345         19,314          18,383          19,287
                                                              ========       ========        ========        ========

See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                 (In thousands)
                                   (Unaudited)

                                                       Thirteen Weeks Ended       Twenty-Six Weeds Ended
                                                      ---------------------       ----------------------
                                                      June 28,       July 4,      June 28,        July 4,
                                                         1998          1999          1998           1999
NET INCOME                                            $   458       $   974       $   165        $ 1,680

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation adjustment,
      zero taxes provided                                  47          (460)           43         (1,538)
                                                      -------       -------       -------        -------

COMPREHENSIVE INCOME                                  $   505       $   514       $   208        $   142
                                                      =======       =======       =======        =======


See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                         Twenty-Six Weeks Ended
                                                                        -----------------------
                                                                         June 28,        July 4,
                                                                            1998           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $    165       $  1,680
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                         2,082          3,826
      Amortization                                                         1,392          1,976
      Other                                                                5,062            498
      Decrease (increase) in assets:
        Receivables                                                        3,907          9,904
        Inventories                                                       (7,539)        (1,416)
        Other assets                                                         584         (1,811)
      Increase (decrease) in liabilities:
        Accounts payable                                                  (2,725)         6,712
        Current accounts with Philips                                        792         (6,243)
        Accrued payroll liabilities                                       (1,310)         1,039
        Accrued warranty reserves                                           (468)           (21)
        Deferred revenue                                                   2,119            457
        Accrued restructuring                                                  -           (840)
        Other liabilities                                                  1,187          1,309
                                                                        --------       --------

           Net cash provided by operating activities                       5,248         17,070
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                                (4,659)        (3,732)
  Investment in software development                                        (796)        (1,155)
                                                                        --------       --------

           Net cash used in investing activities                          (5,455)        (4,887)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of line of credit                                        (4,922)        (6,789)
  Proceeds from exercise of stock options and
    employee stock purchases                                                  10            572
  Repayment of note to Philips                                            (2,718)             -
  Reduction in long-term borrowings from Philips                               -         (7,066)
                                                                        --------       --------

           Net cash used in financing activities                          (7,630)       (13,283)
                                                                        --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       43         (1,538)
                                                                        --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (7,794)        (2,638)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            16,394         15,198
                                                                        --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  8,600       $ 12,560
                                                                        ========       ========

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

Recently Issued Accounting Pronouncements - During 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which has not yet been adopted by the Company but is required to be adopted on January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2.   RESTRUCTURING AND REORGANIZATION

On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company's plan calls for the elimination of 173 positions worldwide, or about 16% of its work force as of July 29, 1998. The positions affected include manufacturing, marketing, administrative, field service, sales, and manufacturing personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 85 positions remain to be eliminated as of July 4, 1999. The majority of the positions remaining at July 4, 1999 are located in the Company's facilities in Acht, The Netherlands where a significant number of positions are expected to be eliminated following the outsourcing of certain manufacturing operations. The Company has finalized its outsourcing arrangements for Acht and expects to complete the transition in the third quarter of 1999.

The various components of restructuring and reorganization charges were as follows:

                                                Accrued       Twenty-Six Weeks Ended         Accrued
                                              Liability            July 4, 1999            Liability
                                                  as of     --------------------------         as of
                                            December 31,    Charged to    Reduction of        July 4,
                                                   1998        Expense    Liability (1)         1999
Severance, outplacement and related
  benefits for terminated employees           $   2,701     $        -    $       (769)    $   1,932

Lease abandonment costs for vacated
   facilities                                       354              -             (71)          283
Relocation and moving expenses                        -            131            (131)            -
                                              ---------     ----------    ------------     ---------

                                              $   3,055     $      131    $       (971)    $   2,215
                                              =========     ==========    ============     =========

(1) Includes cash payments and net effect of currency exchange rate fluctuations on accrued liability balance.

3.   INVENTORIES

Inventories consisted of the following:

                                                    December 31,            July 4,
                                                           1998               1999
Raw materials and assembled parts                   $    25,667        $    24,661
Work in process                                          11,853             15,224
Finished goods                                           10,439              9,397
                                                    -----------        -----------
   Total inventories                                     47,959             49,282
Reserve for obsolete inventory                           (4,441)            (4,348)
                                                    -----------        -----------
   Net inventories                                  $    43,518        $    44,934
                                                    ===========        ===========

4.   OTHER ASSETS

Other assets consisted of the following:

                                                                     December 31,        July 4,
                                                                            1998           1999
Service inventories, noncurrent, net of obsolescence
  reserves of $6,810 and $5,888, respectively                           $  7,037        $ 7,590
Capitalized software development costs, net of
  amortization of $478 and $1,089, respectively                            3,469          4,013
Goodwill, net of amortization of $2,093 and $2,702,
  respectively                                                            15,029         14,420
Existing technology, net of amortization of $2,519
  and $3,206, respectively                                                13,971         13,284
Patents, net of amortization of $39 and $50,
  respectively                                                               282            271
Deposits and other                                                           945          1,353
                                                                        --------       --------

           Total other assets                                           $ 40,733       $ 40,931
                                                                        ========       ========

Software development costs capitalized during the twenty-six weeks ended June 28, 1998 and July 4, 1999 were $796 and $1,155, respectively. Amortization of software development costs was $134 and $611 for the twenty-six weeks ended June 28, 1998 and July 4, 1999, respectively.

In connection with the purchase accounting for the PEO Combination, the Company identified four significant projects under development at the date of the combination and estimated the fair value of the related purchased in-process research and development. The development of three of those four projects was completed in 1997 and 1998, with revenue recognized in late 1997 and during 1998 for the related products. The fourth project continues under development. Based on current management estimates, the fourth project is expected to generate revenue beginning in late 1999.


5.   CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. The current account transactions relate to intercompany purchases of goods and services.

Current accounts with Philips consisted of the following (see Note 6):

                                                   December 31,           July 4,
                                                          1998              1999
                                                   -----------       -----------
Current accounts receivable                        $     5,689       $    14,213
Current accounts payable                               (10,732)          (13,013)
                                                   -----------       -----------
   Net current accounts with Philips               $    (5,043)      $     1,200
                                                   ===========       ===========


6.   CREDIT FACILITY BORROWINGS

At December 31, 1998, the Company maintained a $25,000 bank line of credit, available on revolving advances at prime (8.5% at December 31, 1998) or on 30, 60, 90, or 180-day draw periods at LIBOR plus 1.65%. A total of $6,693 was outstanding under this bank line of credit at December 31, 1998. Borrowings under this line of credit were secured by receivables, inventories and equipment. Under the terms of the line of credit, the Company was required to meet certain financial covenants.

On February 25, 1999, the Company consummated a new credit facility with Philips and terminated its existing bank line of credit. The entire outstanding balance under the existing bank line of credit was paid off with proceeds drawn under the new credit facility. The new credit facility provides borrowing capacity of up to $50,000, with advances bearing interest at LIBOR plus 0.75%. Advances may be made in US Dollars, Euros, or Japanese Yen. As of July 4, 1999, the principal balance outstanding under this credit facility was $12,033 and the weighted average interest rate was 2.26%. Advances up to $10,000 may be made on a revolving current account basis, with additional advances made in terms of one month, three months or six months. The credit facility is unsecured, matures on February 26, 2002 and requires that the Company meet certain financial covenants.

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

The Company also maintains a $5,000 unsecured and uncommitted bank borrowing facility in the US and certain limited facilities in selected foreign countries. At July 4, 1999, the Company had outstanding standby letters of credit totaling approximately $3,140 to secure customer advance deposits. These standby letters of credit reduce the amount available to borrow under the Company's $5,000 uncommitted facility.


7.   SEGMENT INFORMATION

The following table summarizes various financial amounts for each of the Company's segments (see Note 1):

                                                                                      Corporate
                                                             Micro-    Electron             and
Twenty-Six Weeks Ended                   Components    electronics       Optics    Eliminations        Total
June 28, 1998:
  Product sales to customers               $  8,217       $ 24,132     $ 34,719        $      -     $ 67,068
  Service sales to customers                      -          2,760       11,048               -       13,808
  Inter-segment sales                         2,897              -        3,386          (6,283)           -
                                           --------       --------     --------        --------     --------
Total sales                                  11,114         26,892       49,153          (6,283)      80,876
  Operating income (loss)                     3,254            815          499          (3,577)         991

July 4, 1999:
  Product sales to customers                  4,681         35,341       35,583               -       75,605
  Service sales to customers                      -          3,296       12,229               -       15,525
  Inter-segment sales                         2,325              -        2,709          (5,034)           -
                                           --------       --------     --------        --------     --------
Total sales                                   7,006         38,637       50,521          (5,034)      91,130
  Operating income (loss)                       999          3,043        2,172          (3,574)       2,640

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, amortization of purchased intangibles, and restructuring and reorganization costs are not allocated to the Company's operating segments.

8.   MERGERS AND ACQUISITIONS

Micrion Corporation Merger

On December 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Micrion Corporation ("Micrion"), a Massachusetts corporation engaged in the design, manufacture, sale and service of focused particle beam instruments. The proposed merger has been subject to regulatory approval and approval by the shareholders of both Micrion and the Company. On June 10, 1999, shareholders of both companies approved the merger. On July 29, 1999, the Company received antitrust clearance for the merger from the Federal Trade Commission. Under terms of the Merger Agreement, Micrion would become a wholly owned subsidiary of the Company. Holders of Micrion common stock are expected to receive one share of the Company's common stock and $6.00 in cash in exchange for each share of Micrion common stock. The cash portion may be reduced if Micrion's indebtedness at closing of the merger exceeds certain levels set forth in the Merger Agreement. In conjunction with the proposed merger, the Company has incurred and deferred $1,804 of acquisition costs as of July 4, 1999. The estimated total purchase price is approximately $67,500.

In connection with the proposed merger, Philips Business Electronics entered into a stock purchase agreement with the Company pursuant to which Philips Business Electronics has agreed to finance the cash portion of the merger consideration through the purchase from the Company of additional newly issued shares of common stock. Philips Business Electronics also has the option to purchase additional newly issued shares of common stock to maintain the same percentage ownership of the Company as it had prior to the issuance of shares to Micrion's stockholders.

The Micrion Corporation merger and the sale of additional shares to Philips Business Electronics are expected to close in the third quarter of 1999.


9.   COMMITMENTS AND CONTINGENCIES


The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                   Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                  -----------------------         -----------------------
                                                  June 28,         July 4,        June 28,         July 4,
                                                     1998            1999            1998            1999
Net sales                                           100.0%          100.0%          100.0%          100.0%
Cost of sales                                        62.0            60.3            61.5            61.1
                                                  -------         -------         -------         -------
Gross profit                                         38.0            39.7            38.5            38.9
Research and development costs                        9.6             9.9            11.3            10.7
Selling, general and administrative costs            24.3            24.2            24.4            23.8
Amortization of intangibles                           1.4             1.4             1.6             1.4
Restructuring and reorganization costs                0.0             0.3             0.0             0.1
                                                  -------         -------         -------         -------
Operating income                                      2.7             4.0             1.2             2.9
Other income (expense), net                          (1.2)           (0.4)           (0.9)            0.2
                                                  -------         -------         -------         -------
Income before taxes                                   1.5             3.6             0.3             3.1
Tax expense                                           0.5             1.5             0.1             1.2
                                                  -------         -------         -------         -------
Net income                                            1.0%            2.1%            0.2%            1.8%
                                                  =======         =======         =======         =======

Net sales. Net sales for the thirteen weeks ended July 4, 1999 increased $0.8 million (2%) and for the twenty-six weeks ended July 4, 1999 increased $10.3 million (13%) compared to the corresponding periods in 1998. Microelectronics segment product sales increased $5.5 million (50%) for the thirteen weeks and $11.2 million (46%) for the twenty-six weeks compared to the same periods in 1998. Electron Optics segment product sales decreased $3.4 million (15%) for the thirteen weeks and increased $0.9 million (3%) for the twenty-six weeks ended July 4, 1999. Product sales in the Components segment decreased $2.1 million (47%) for the thirteen weeks and $3.5 million (43%) for the twenty-six weeks ended July 4, 1999 compared to the same periods in 1998. Service sales increased by $0.7 million (10%) in the thirteen weeks and $1.7 million (12%) in the twenty-six weeks ended July 4, 1999 compared with the same periods of 1998. Industry conditions in both the semiconductor-manufacturing sector and the data storage sector were generally weak during 1998 but showed improvement in the first half of 1999. These industry sectors represent the principal markets for the Company's Components and Microelectronics segments. Electron Optics segment sales have benefited from the Company's new product introductions in the second half of 1998 but have been slowed by softness in the material and life sciences market sectors. The Company believes that Components segment sales have been weak in 1999 following record 1998 levels due to customers' utilization of on hand inventories.

Year to date sales increased from 1998 to 1999 in each of the three major geographic regions the Company sells to, with the largest increase occurring in the Asia Pacific Region. Sales in Europe represented 31% of sales for both the twenty-six weeks ended July 4, 1999 and June 28, 1998. Sales in the Asia Pacific Region represented 21% of sales for the twenty-six weeks ended July 4, 1999 compared with 17% of sales for the same period in 1998. Sales in North America represented 45% of sales for the twenty-six weeks ended July 4, 1999 compared with 48% of sales for the same period in 1998. Sales in other geographic regions represented 3% of sales for both the twenty-six weeks ended July 4, 1999 and June 28, 1998.

The Company conducts its business in multiple currencies. In general, the US Dollar was weaker in relation to these other currencies in the first quarter of 1999 compared with the first quarter of 1998, and was stronger in the second quarter of 1999 compared to the same period in 1998. Accordingly, the translation of sales denominated in foreign currencies resulted in slightly higher reported sales in US Dollars in the first quarter of 1999 and slightly lower reported sales in US Dollars in the second quarter of 1999 as compared with 1998.

Gross profit. Gross profit for the thirteen weeks ended July 4, 1999 increased $1.1 million (6%) and for the twenty-six weeks ended July 4, 1999 increased $4.3 million (14%) compared to the same periods in 1998. Gross profit as a percentage of sales was 38.0% and 39.7% for the thirteen weeks ended June 28, 1998 and July 4, 1999 and 38.5% and 38.9% for the twenty-six weeks ended June 28, 1998 and July 4, 1999. The improvement in gross margin as a percentage of sales in the second quarter of 1999 as compared with the second quarter of 1998 is primarily due to changes in product mix.

Research and development costs. Research and development costs for the thirteen weeks ended July 4, 1999 increased $0.2 million (5%) and for the twenty-six weeks ended July 4, 1999 increased $0.6 million (7%) compared to the same periods in 1998. As a percentage of sales, research and development costs were 9.9% and 9.6% for the thirteen weeks and 10.7% and 11.3% for the twenty-six weeks ended July 4, 1999 and June 28, 1998, respectively. Research and development expenses are reported net of certain subsidies the Company receives for expenditures on selected projects. The subsidies increased by $0.3 million in the twenty-six weeks ended July 4, 1999 compared to the same period in 1998. Year over year research and development costs increased in the Microelectronics segment primarily due to increased expenditures in the development of its next generation platform technology. Research and development costs for the first half of 1999 were lower than 1998 first half levels in the Electron Optics segment, because the 1998 costs included increased costs related to development of the Company's new TEM platform. The Company is also continuing through its Microelectronics division to invest in the development of a next generation platform technology, as well as product upgrades, new software systems and products to broaden the product line offerings of its various business segments. The Company expects to increase its research and development expenditures in 1999 compared to the expenditure levels of 1998.

Selling, general and administrative costs. Selling, general and administrative costs for the thirteen weeks ended July 4, 1999 increased $0.1 million (1%) and for the twenty-six weeks ended July 4, 1999 increased $1.9 million (10%) compared to the same periods in 1998. As a percentage of sales, selling, general and administrative costs were 24.2% and 24.3% for the thirteen weeks and 23.8% and 24.4% for the twenty-six weeks ended July 4, 1999 and June 28, 1998, respectively. The first half of 1999 was affected by increased legal expenses, employee relocation costs and incentive compensation accruals. The first quarter of 1998 was not indicative of the full calendar year 1998 expense level because of the addition of new senior management and the implementation of incentive compensation plans subsequent to the first quarter of 1998.

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

Restructuring and reorganization costs. On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The program is intended to eliminate approximately 173 positions worldwide, or about 16% of the Company's work force as of July 29, 1998. A charge of $5.3 million was recognized in the year ended December 31, 1998 primarily representing the cost of providing severance, outplacement assistance, and associated benefits to affected employees. Of this charge, $2.2 million remains as a liability as of July 4, 1999. This liability will continue to be discharged during 1999 as the Company's outsourcing plan continues to be implemented. Of the 173 positions targeted for elimination, 85 positions remain to be eliminated as of July 4, 1999. The remaining positions are primarily related to the Company's manufacturing operations in Acht, The Netherlands. In July 1999 the Company reached an agreement in principle to outsource certain manufacturing operations of its facility in Acht. The charge of $0.1 million recognized in the second quarter of 1999 represents costs of consolidating the Company's UK operations. Additional charges may be recorded as they are incurred during 1999 for transitional costs of consolidating operations and outsourcing certain activities.

Other income (expense), net. Other income (expense), net was expense of $0.2 million for the thirteen weeks ended July 4, 1999 compared with expense of $0.5 million for the same period in 1998. For the twenty-six weeks ended July

4, 1999 other income (expense), net was income of $0.2 million compared with expense of $0.7 million for the corresponding period in 1998. The twenty-six weeks ended July 4, 1999 included currency transaction gains of $0.4 million compared with currency transaction losses of $0.4 million in the comparable 1998 period. These 1999 currency gains were due to non-recurring transactions.

Income tax expense. The effective income tax rate was 41% and 35% for the thirteen weeks ended July 4, 1999 and June 28, 1998, respectively, and 40% and 35% for the twenty-six weeks ended July 4, 1999 and June 28, 1998. The Company's tax rates differ from the U.S. federal statutory tax rate primarily as a result of state and foreign taxes, the amortization of intangible assets not deductible for income tax purposes and the favorable tax effect of the Company's use of a foreign sales corporation for exports from the U.S.


LIQUIDITY AND CAPITAL RESOURCES

At July 4, 1999, the Company had total cash and cash equivalents of $12.6 million compared to $15.2 million at December 31, 1998. Cash provided by operating activities for the twenty-six weeks ended July 4, 1999 was $17.1 million compared to $5.2 million for the twenty-six weeks ended June 28, 1998. Cash provided by operating activities before the effect of working capital changes was $8.0 million for the twenty-six weeks ended July 4, 1999 and $8.7 million for the twenty-six weeks ended June 28, 1998. In February 1999, the Company consummated a new credit facility with Philips whereby a substantial portion of the Company's current account payable to Philips was converted to long-term borrowings (see below).

Investing activities used cash of $4.9 million during the twenty-six weeks ended July 4, 1999 compared with $5.5 million during the same period in 1998. The 1999 decrease is primarily due to lower levels of capital expenditures for equipment, partially offset by higher expenditures for software development. The majority of equipment expenditures in both 1998 and 1999 have been for demonstration systems, application lab systems and development and manufacturing equipment. The Company expects to continue to invest in plant and equipment and technology needed for future business requirements, as well as to invest in internally developed software for its products.

Financing activities used cash of $13.3 million in the twenty-six weeks ended July 4, 1999 and $7.6 million of cash in the twenty-six weeks ended June 28, 1998. The 1999 financing activities are principally comprised of a net reduction in long-term borrowings from Philips and the repayment and termination of the prior bank line of credit agreement. The 1998 financing activities reflect net repayments under the prior bank line of credit agreement as well as repayment of a $2.7 million note payable to Philips, which arose from the PEO Combination in February 1997. In February 1999 the Company consummated a new credit agreement and obtained commitment on a three year $50 million revolving credit facility from Philips. The facility allows the Company, subject to certain financial covenants, to borrow in multiple currencies for its general corporate needs, excluding acquisitions. During the first half of 1999 the Company utilized the multiple currency capability to finance its Asian working capital needs by borrowing in Japanese yen. Borrowings under the agreement bear interest at a variable LIBOR rate from 30 to 180 days, at the Company's designation, plus a 0.75% incremental rate. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information. With this new $50 million revolving line of credit, the Company refinanced and replaced its previous $25 million revolving line of credit with a U.S. bank.

On December 3, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Micrion Corporation ("Micrion"), a Massachusetts corporation engaged in the design, manufacture, sale and service of focused particle beam instruments. The proposed merger has been subject to regulatory approval and approval by the shareholders of both Micrion and the Company. On June 10, 1999, shareholders of both companies approved the merger. On July 29, 1999, the Company received antitrust clearance for the merger from the Federal Trade Commission. Under terms of the Merger Agreement, Micrion would become a wholly owned subsidiary of the Company. Holders of Micrion common stock are expected to receive one share of the Company's common stock and $6.00 in cash in exchange for each share of Micrion common stock. The cash portion may be reduced if Micrion's indebtedness at closing of the merger exceeds certain levels set forth in the Merger Agreement. In conjunction with the proposed merger, the Company has incurred and deferred $1,804 of acquisition costs as of July 4, 1999.

In connection with the proposed merger, Philips Business Electronics entered into a stock purchase agreement with the Company pursuant to which Philips Business Electronics has agreed to finance the cash portion of the merger consideration through the purchase from the Company of additional newly issued shares of common stock. Philips Business Electronics also has the option to purchase additional newly issued shares of common stock to maintain the same percentage ownership of the Company as it had prior to the issuance of shares to Micrion's stockholders.

The Micrion Corporation merger and the sale of additional shares to Philips Business Electronics are expected to close in the third quarter of 1999.

The Company is evaluating service and distribution businesses in approximately 20 international locations. These businesses are currently operating under a distribution agreement between the Company and a Philips affiliate. The agreement was entered into in February 1997 and had an initial term which ends on January 1, 2000, unless extended. The Company is evaluating purchasing some of these businesses or obtaining alternate distributors in some locations. Depending on a number of variables, some of which have not been quantified, the Company may make additional investment in its service and distribution network.

The Company's global sales activities and related service and support activities result in complex foreign currency exposures. The Company does not have a formal hedging program in place; however, it does enter into forward contracts to sell or purchase foreign currencies to hedge specific transactions. As of July 4, 1999, the Company had forward purchase and sale contracts of foreign currency totaling $4.0 million, which if settled at the spot exchange rate as of July 4, 1999 would have resulted in a loss of less than $0.1 million.

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

The Company's working capital is subject to fluctuation due to the timing of its shipments. Since the Company's products typically have a large sales value per unit, the timing of specific units in a reporting period can affect the relative levels of inventory and accounts receivable without a corresponding change in liabilities. The Company's restructuring and reorganization programs also affected working capital as discussed previously. The remaining 1998 restructuring and reorganization charges, which will be settled in 1999, total $2.2 million as of July 4, 1999.

Purchase accounting for the PEO Combination as of February 21, 1997, resulted in the recognition of an intangible asset in the amount of $38.0 million representing the estimated fair value of in-process research and development of Pre-Combination FEI. The intangible asset was written off with a charge to earnings immediately following the PEO Combination in keeping with the Company's policy to expense research and development costs as they are incurred. In connection with the purchase accounting for the PEO Combination, the Company identified four significant projects under development. The development of three of those four projects was completed in 1997 and 1998, with revenue recognized in late 1997 and during 1998 and 1999. The fourth project, the Company's next generation platform, is still under development. Based on current management estimates, the fourth project is expected to generate revenue beginning in late 1999. There remains the risk that a technological hurdle may be encountered that may delay or prevent the successful development of this product and the Company cannot predict with certainty the market demand for this product. Although the Company believes any hurdles could eventually be overcome, the Company's competitive position could be harmed if a significant market for the product develops and its competitors are successful first in developing a competing technology. While the semiconductor manufacturing sector and the data storage sector were generally weak during 1998, the Company's long-term expectations for those markets and, accordingly, for this project, have not changed significantly.

The Company believes that its cash and cash equivalents, cash flows from operating activities, existing credit facilities and proceeds from the expected sale of additional shares to Philips Business Electronics are adequate to meet the Company's cash requirements over the next 12 to 18 months.

BACKLOG

The Company's backlog consists of purchase orders it has received for products and services it expects to ship and deliver within the next 12 months. At July 4, 1999, the Company's product backlog was $57 million and its field service backlog was $11 million for a total backlog of $68 million. At December 31, 1998, the Company's product backlog was $64 million and its field service backlog was $9 million for a total backlog of $73 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily determinative of revenue in future periods.


YEAR 2000 DISCLOSURE

State of Readiness. In January 1998, the Company formed a Year 2000 Team composed of representatives of various aspects of the Company's operations that may be significantly affected by Year 2000 readiness issues, including hardware and software related to the Company's manufacturing control, accounting and other information technology systems, product software and hardware, supplier products and post-sales support. The Year 2000 Team developed a multi-part plan to measure and address the Company's Year 2000 readiness, consisting of: (i) product testing using test criteria developed by SEMATECH, a semiconductor industry trade association; (ii) testing information technologies hardware and software for the Company's manufacturing control, accounting and other systems and addressing deficiencies; (iii) identifying and assessing non-information technologies third-party suppliers' products raising Year 2000 compliance issues, making inquiry of such vendors concerning their state of readiness and resolving issues; (iv) communicating with the customer base concerning Year 2000readiness of the Company's products; and (v) evaluating the need for and, as appropriate, developing a contingency plan.

The Company has analyzed and partially tested its information technology systems and determined that, to the extent tested, those systems have no material Year 2000 compliance deficiencies. Testing and evaluation of the Company's internal information technology systems was largely completed by the end of the 1999 second quarter. The Company is upgrading certain internal systems as a result of this testing. Also, with regard to readiness, the Company has assumed that basic public utilities such as gas, electric and telephone services will continue to be available for operations of the Company on and after January 1, 2000 in the U.S., The Netherlands and the Czech Republic. If this assumption proves incorrect, the operations of the affected manufacturing location would be materially adversely affected for the duration of the utility interruption.

The Company has completed the testing of products under service contract and has communicated with customers concerning Year 2000 readiness of its products and certain third party products sold with the Company's systems. However, the Company is not certain that it has determined the Year 2000 status of all past products, product configurations or the status of all third-party products sold with its products. The Company has established a web page describing the state of its product readiness and continues to address inquiries from customers concerning product issues. The Company expects to continue to make direct contact with customers concerning product readiness, to respond to customer questions and to update its web-site as appropriate. The Company has also instructed certain of its post-sales field service representatives to address Year 2000 issues with customers during service calls.

The Company has solicited information concerning Year 2000 readiness from a large number of identified critical suppliers. Based on communications to date, the Company does not believe a material Year 2000 deficiency by any information technologies or non-information technologies supplier exists. However, the Company has not yet completed its assessment and planning for all identified critical suppliers and vendors and further inquiry and evaluation may identify Year 2000 deficiencies.

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

The Company's Contingency Plan. The Company has developed certain contingency measures but has not adopted a comprehensive contingency plan. The Company continues to evaluate the need for additional measures and expects to finish the evaluation by the end of the 1999 third quarter. The Company has secured additional transport capacity for December 1999, has identified a crisis management team, and is taking measures to increase certain of its inventory of some component parts and supplies. Additional contingency measures may be taken in the second half of 1999.

FORWARD-LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in plant and equipment and software development, the portions of the Company's sales consisting of international sales, expected capital requirements, Year 2000 compliance by the Company and its customers and suppliers and the expected closing of the Micrion merger constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in plant and equipment and software development include downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix. Factors that could materially reduce the Company's international sales include competitive factors such as increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in foreign currency exchange rates between time of sale and payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and in domestic and foreign economies. Factors that could materially increase the Company's capital requirements include receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above. Factors that could materially affect the Company's results of operations and liquidity and capital resources if the Micrion merger occurs include costs involved in integrating the operations of Micrion, inability to successfully coordinate research and development and sales and marketing efforts and inability to retain key management personnel.

                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On June 10, 1999 at the Company's Annual Meeting of Shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 18,250,781 shares of Common Stock were issued and outstanding.

     1. The shareholders elected each of Michael J. Attardo, Alfred B. Bok, William E. Curran, William W. Lattin, Vahe A. Sarkissian, Theo J.H.J. Sonnemans, Lynwood W. Swanson, Karel D. van der Mast and Donald R. VanLuvanee by the votes indicated below, to serve on the Company's Board of Directors for the ensuing year:

Michael J. Attardo
------------------
                           16,460,818                  shares in favor
                           526,821          shares against or withheld

Alfred B. Bok
-------------
                           16,460,960                  shares in favor
                           526,537          shares against or withheld

William E. Curran
-----------------
                           16,460,918                  shares in favor
                           526,621          shares against or withheld

William W. Lattin
-----------------
                           16,461,018                  shares in favor
                           526,421          shares against or withheld

Vahe' A. Sarkissian
-------------------
                           16,458,589                  shares in favor
                           531,279          shares against or withheld

Theo J.H.J. Sonnemans
---------------------
                           16,460,256                  shares in favor
                           527,945          shares against or withheld

Dr. Lynwood W. Swanson
----------------------
                           16,461,260                  shares in favor
                           525,937          shares against or withheld

Karel D. van der Mast
---------------------
                           16,459,843                  shares in favor
                           528,771          shares against or withheld

Donald R. VanLuvanee
--------------------
                           16,460,588                  shares in favor
                           527,281          shares against or withheld.

     2. The shareholders voted to issue shares of the Company's Common Stock to stockholders of Micrion Corporation under the terms of a merger agreement among the Company, Micrion and MC Acquisition Corporation, a wholly owned subsidiary of the Company, by the votes indicated below:

                           15,310,639                  shares in favor
                           56,695           shares against or withheld
                           2,883,447                  shares not voted.

     3. The shareholders approved the issuance of the Company's Common Stock to Philips Business Electronics International B.V. under the terms of a stock purchase agreement between the Company and Philips Business Electronics, by the votes indicated below:

                           15,309,808                  shares in favor
                           57,526           shares against or withheld
                           2,883,447                  shares not voted.

     4. The shareholders voted to amend the Company's Second Amended and Restated Articles of Incorporation to increase the total number of shares of Common Stock which the Company is authorized to issue to from 30,000,000 to 45,000,000, by the votes indicated below:

                           15,527,332                  shares in favor
                           1,459,270        shares against or withheld
                           1,264,179                  shares not voted.

     5. The shareholders voted to amend the Company's 1995 Stock Incentive Plan
(i) to increase the total number of shares of Common Stock of the Company reserved for issuance under the Plan from 1,600,000 to 2,000,000, and (ii) to increase the per-employee limits on grants of options and stock appreciation rights under the Plan to 100,000 shares solely for grants made in 1998, by the votes indicated below:

                           14,646,500                  shares in favor
                           720,834          shares against or withheld
                           2,883,447                  shares not voted.

     6. The shareholders voted to amend the Company's Employee Share Purchase Plan to increase the total number of shares of Common Stock of the Company reserved for issuance under the Employee Share Purchase Plan from 250,000 to 350,000 shares, by the votes indicated below:

                           15,296,336                  shares in favor
                           70,998           shares against or withheld
                           2,883,447                  shares not voted.


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


                                       FEI COMPANY


Dated:  August 6, 1999                 /s/ VAHE A. SARKISSIAN
                                       -----------------------------------------
                                       Vahe A. Sarkissian
                                       President and
                                       Chief Executive Officer


                                       /s/ WILLIAM P. MOONEY
                                       -----------------------------------------
                                       William P. Mooney
                                       Executive Vice President and
                                       Chief Financial Officer


                                       /s/ MARK V. ALLRED
                                       -----------------------------------------
                                       Mark V. Allred
                                       Corporate Controller