Form 10-Q
period 1999-10-03
FEI CO
filed 1999-11-16
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 3, 1999


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock outstanding as of November 12, 1999 was 27,410,393.

                               INDEX TO FORM 10-Q

                                                                            Page

Part I - Financial Information

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - October 3, 1999
       (unaudited) and December 31, 1998.................................... 1

     Condensed Consolidated Statements of Operations (unaudited)
       Thirteen Weeks Ended October 3, 1999 and September 27,
       1998 and Thirty-Nine Weeks Ended October 3, 1999 and
       September 27, 1998................................................... 2

     Condensed Consolidated Statements of Comprehensive Loss
       (unaudited) - Thirteen Weeks Ended October 3, 1999 and
       September 27, 1998 and Thirty-Nine Weeks Ended October 3,
       1999 and September 27, 1998.......................................... 3

     Condensed Consolidated Statements of Cash Flows  (unaudited) -
       Thirty-Nine Weeks Ended October 3, 1999 and September 27, 1998....... 4

     Notes to Condensed Consolidated Financial Statements (unaudited)....... 5

   Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................................12

Part II - Other Information

   Item 1.  Legal Proceedings...............................................20

   Item 2.  Changes in Securities and Use of Proceeds.......................20

   Item 6.  Exhibits and Reports on Form 8-K................................20

   Signatures...............................................................21

                         PART I - Financial Information

Item 1.  Financial Statements

                          FEI Company and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                      December 31,        October 3,
ASSETS                                                                                       1998               1999
                                                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $    15,198        $    11,442
  Receivables                                                                              56,046             64,472
  Current accounts with Philips (Note 7)                                                        -              2,607
  Inventories (Note 5)                                                                     43,518             59,491
  Income tax receivable                                                                         -              5,887
  Deferred income taxes                                                                     9,926             12,171
  Other                                                                                     1,872              1,137
                                                                                      -----------        -----------

           Total current assets                                                           126,560            157,207

EQUIPMENT                                                                                  23,845             29,673

OTHER ASSETS (Note 6)                                                                      40,733             93,749
                                                                                      -----------        -----------

TOTAL                                                                                 $   191,138        $   280,629
                                                                                      ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $    10,607           $ 20,437
  Current accounts with Philips (Note 7)                                                    5,043                  -
  Accrued payroll liabilities                                                               3,908              5,518
  Accrued warranty reserves                                                                 6,186              8,325
  Deferred revenue                                                                         15,744             19,170
  Income taxes payable                                                                        952                  -
  Accrued restructuring costs (Note 3)                                                      3,055              1,886
  Other current liabilities                                                                10,715             19,296
                                                                                      -----------        -----------

           Total current liabilities                                                       56,210             74,632

LINE OF CREDIT BORROWINGS (Note 8)                                                          7,250                912

LONG-TERM ACCOUNT WITH PHILIPS (Note 8)                                                    19,099             29,552

DEFERRED INCOME TAXES                                                                       7,861             18,193

OTHER LIABILITIES                                                                           3,091              2,413

SHAREHOLDERS' EQUITY: (Note 9)
  Preferred stock - 500,000 shares authorized; none issued and outstanding                      -                  -
  Common stock - 30,000,000 shares authorized; 18,167,475 and 27,409,179
    shares issued and outstanding at December 31, 1998 and October 3, 1999                149,635            216,976
  Accumulated deficit                                                                     (45,510)           (54,875)
  Accumulated other comprehensive loss                                                     (6,498)            (7,174)
                                                                                      -----------        -----------

           Total shareholders' equity                                                      97,627            154,927
                                                                                      -----------        -----------

TOTAL                                                                                 $   191,138        $   280,629
                                                                                      ===========        ===========


See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                            ---------------------------     ---------------------------
                                                            September 27,     October 3,    September 27,     October 3,
                                                                    1998           1999             1998           1999
NET SALES                                                      $  42,440      $  52,044        $ 123,316      $ 143,174

COST OF SALES (Note 4)                                            36,564         32,017           86,272         87,652
                                                               ---------      ---------        ---------      ---------

           Gross profit                                            5,876         20,027           37,044         55,522
                                                               ---------      ---------        ---------      ---------

OPERATING EXPENSES:
  Research and development                                         5,838          6,262           14,986         16,038
  Selling, general and administrative                              9,579         10,628           29,350         32,318
  Amortization of purchased intangibles                              629          1,029            1,887          2,287
  Purchased in-process research and development
      (Note 2)                                                         -         12,000                -         12,000
  Restructuring and reorganization costs (Note 3)                  4,957              -            4,957            131
                                                               ---------      ---------        ---------      ---------

           Total operating expenses                               21,003         29,919           51,180         62,774
                                                               ---------      ---------        ---------      ---------

OPERATING LOSS                                                   (15,127)        (9,892)         (14,136)        (7,252)

OTHER EXPENSE:
  Valuation adjustment (Note 6)                                   (3,267)             -           (3,267)             -
  Other, net                                                        (242)          (286)            (979)          (126)
                                                               ---------      ---------        ---------      ---------

           Total other expense, net                               (3,509)          (286)          (4,246)          (126)
                                                               ---------      ---------        ---------      ---------

LOSS BEFORE TAXES                                                (18,636)       (10,178)         (18,382)        (7,378)

TAX EXPENSE (BENEFIT)                                             (6,523)           867           (6,434)         1,987
                                                               ---------      ---------        ---------      ---------

NET LOSS                                                       $ (12,113)     $ (11,045)       $ (11,948)     $  (9,365)
                                                               =========      =========        =========      =========

PER SHARE DATA:
  Net loss per share-basic and diluted                         $   (0.67)     $   (0.48)       $   (0.66)     $   (0.47)
                                                               =========      =========        =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                                               18,105         23,017           18,087         19,818
                                                               =========      =========        =========      =========


See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
             Condensed Consolidated Statements of Comprehensive Loss
                                 (In thousands)
                                   (Unaudited)


                                                                   Thirteen Weeks Ended            Thirty-Nine Weeds Ended
                                                               ----------------------------      ----------------------------
                                                               September 27,      October 3,     September 27,      October 3,
                                                                       1998            1999              1998            1999
NET LOSS                                                        $   (12,113)    $   (11,045)      $   (11,948)    $    (9,365)

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation adjustment, no deferred
      tax benefit recognized                                          1,871             862             1,493            (676)
                                                                -----------     -----------       -----------     -----------


COMPREHENSIVE LOSS                                              $   (10,242)    $   (10,183)      $   (10,455)    $   (10,041)
                                                                ===========     ===========       ===========     ===========


See notes to condensed consolidated financial statements.

                          FEI Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                            Thirty-Nine Weeks Ended
                                                                                         ----------------------------
                                                                                         September 27,      October 3,
                                                                                                 1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $  (11,948)     $   (9,365)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation                                                                              3,740           6,056
      Amortization                                                                              2,213           3,403
      Purchased in-process research and development                                                 -          12,000
      Other                                                                                     6,898           3,693
      Decrease (increase) in assets:
        Receivables                                                                             8,031           2,150
        Inventories                                                                            (6,433)          1,645
        Other current assets                                                                    1,585          (4,437)
      Increase (decrease) in liabilities:
        Accounts payable                                                                       (3,745)          6,607
        Current accounts with Philips                                                          12,016          (7,650)
        Accrued payroll liabilities                                                               (66)            971
        Accrued warranty reserves                                                               4,667             862
        Deferred revenue                                                                        2,841           1,001
        Accrued restructuring                                                                   4,218          (1,169)
        Other current liabilities                                                              (1,893)            201
                                                                                           ----------      ----------
           Net cash provided by operating activities                                           22,124          15,968
                                                                                           ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                                                     (6,611)         (7,174)
  Investment in unconsolidated affiliate (Note 6)                                                   -          (3,000)
  Purchase of Micrion, net of cash acquired (Note 2)                                                -         (33,129)
  Investment in software development                                                           (1,210)         (1,807)
                                                                                           ----------      ----------
           Net cash used in investing activities                                               (7,821)        (45,110)
                                                                                           ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of line of credit                                                             (8,121)         (6,338)
  Proceeds from exercise of stock options and employee stock purchases                            432             903
  Proceeds from sale of stock to Philips (Note 2)                                                   -          31,384
  Repayment of note to Philips                                                                 (2,718)              -
  Repayment of Micrion notes to bank                                                                -         (10,340)
  Increase in long-term borrowings from Philips                                                     -          10,453
                                                                                           ----------      ----------
           Net cash provided by (used in) financing activities                                (10,407)         26,062
                                                                                           ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         1,493            (676)
                                                                                           ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            5,389          (3,756)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 16,394          15,198
                                                                                           ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $   21,783      $   11,442
                                                                                           ==========      ==========

See notes to condensed consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars, in thousands)
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture, market and service products based on focused charged particle beam technology. The Company operates in three business segments. The Components segment manufactures and sells components for focused charged particle beam instruments including emitters and focusing columns. The Company's Components Products are sold as replacement parts and to OEMs for use in the manufacture of focused charged particle beam systems. The MicroElectronics segment manufactures, sells and services focused ion-beam systems ("FIBs") and products that incorporate an electron beam and an ion beam into a single system ("DualBeams"). The MicroElectronics segment includes the results of Micrion Corporation ("Micrion"), which was acquired by the Company on August 13, 1999. The Company's MicroElectronics Products are sold primarily to semiconductor manufacturers and to thin film head manufacturers in the data storage industry, and are used in the design, manufacture and testing of integrated circuits and thin film heads. The Electron Optics segment manufactures, sells and services transmission electron microscope systems ("TEMs") and scanning electron microscope systems ("SEMs"). The Company's Electron Optics products are sold primarily to life science and materials science research institutes, universities and industrial customers, as well as to semiconductor and thin film head manufacturers. FEI also manufactures SEMs designed for wafer scanning in the semiconductor industry ("Wafer SEMs"), which are sold and serviced through the MicroElectronics segment. The demand and market forces for these products differ significantly among the segments.

The Company has manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Acht, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States and nine other countries, constituting a majority of the worldwide market for the Company's products. In addition, the Company's products are sold through distribution agreements with affiliates of Koninklijke Philips Electronics N.V. ("Philips") located in 24 additional countries, and through independent representatives in several additional countries.

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

On August 13, 1999, FEI Company acquired all of the assets and liabilities of Micrion, a Massachusetts corporation engaged in the design, manufacture, sale and service of focused charged particle beam instruments. Accordingly, purchase accounting was applied to the assets and liabilities of Micrion. Micrion's results of operations have been included in the consolidated financial statements for the period subsequent to August 13, 1999 (see Note 2).

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals as well as preliminary purchase accounting adjustments for the acquisition of Micrion, considered necessary for fair presentation have been included.

Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements - During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which has not yet been adopted by the Company but is required to be adopted no later than January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or on the financial position of the Company.

2.   MERGERS AND ACQUISITIONS

Micrion Corporation Merger

On August 13, 1999, the Company acquired all of the outstanding common stock of Micrion in exchange for 5,064,150 newly issued shares of the Company's Common Stock plus $30,385 in cash. The merger was accounted for as a purchase, and preliminary purchase accounting has been applied to the financial statements of Micrion. Micrion's results of operations have been included in the consolidated financial statements for the period subsequent to August 13, 1999.

The Company obtained a preliminary appraisal of the fair market value of the intangible assets acquired to serve as a basis for preliminary allocation of the purchase price to the various classes of assets. The Company expects to adjust the preliminary purchase price allocation when the appraisals and estimates are completed. The Company allocated the total purchase price of $69,614 to the assets acquired and liabilities assumed on a preliminary basis as follows:

     Current assets, including cash of $1,801                $ 30,710
     Equipment                                                  5,078
     Existing technology intangible asset                      17,000
     Goodwill                                                  28,376
     In-process research and development                       12,000
     Deferred income taxes                                      1,857
     Liabilities assumed                                      (25,407)
                                                             --------

        Total purchase price                                 $ 69,614
                                                             ========

To determine the value of each of Micrion's product lines, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections for each product line were discounted to a net present value using discount rates ranging from 15 to 23 percent. This approach was applied to existing technology as well as to research and development projects which have not yet been proven technologically feasible and which had not generated revenue at the date of the acquisition.

In estimating the value of purchased in-process research and development, the Company identified four significant projects under development at the date of the combination. Two of those categories represent enhancements to the resolution and automation of existing products designed primarily for the semiconductor industry. Micrion, which has become a division of the Company, is also enhancing the automation of its products for the data storage industry. Finally, the Micrion division is continuing to develop its products for the mask repair market. None of the projects in these categories had been proven technologically feasible or had generated revenue as of the date of the evaluation; however, these projects are expected to begin generating revenue in late 1999 or 2000. In accordance with the Company's policy to expense research and development costs as they are incurred, a one-time charge of $12,000 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the merger. Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the cost of development of these projects.

The Company also estimated the value of the existing technology utilized in Micrion's current product lines. In estimating the value of existing technology acquired, five existing product categories were identified. Three of those product categories are designed primarily for the semiconductor industry, one of those product categories is designed primarily for the data storage industry, and another of those product categories is designed for the mask repair market. All of the above product categories are currently generating revenue for the Company.

The amortization periods for existing technology and goodwill have been established at 10 and 12 years, respectively. Management will evaluate these amortization periods from time to time. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of as well as Accounting Principles Board Opinion No. 17, Intangible Assets, the Company will periodically assess the carrying value and remaining useful lives of these intangible assets.

Unaudited pro forma combined statement of operations data, presented as if the merger had occurred on January 1, 1998, are as follows:

                                                     Thirty-Nine Weeks Ended
                                                   ---------------------------
                                                   September 27,     October 3,
                                                           1998           1999
Net sales                                            $  158,911     $  162,912
                                                     ==========     ==========

Net loss                                             $  (19,497)    $   (7,291)
                                                     ==========     ==========

Pro forma net loss per share                         $    (0.72)    $    (0.26)
                                                     ==========     ==========

In connection with the merger, Philips Business Electronics purchased from the Company 3,913,299 newly issued shares of common stock for $31,384.


3.   RESTRUCTURING AND REORGANIZATION

On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The Company's plan calls for the elimination of 173 positions worldwide, or about 16% of its work force as of July 29, 1998. The positions affected include manufacturing, marketing, administrative, field service, sales, and manufacturing personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 72 positions remain to be eliminated as of October 3, 1999. The positions remaining at October 3, 1999 are located in the Company's facilities in Acht, The Netherlands. On November 5, 1999 the Company entered into an outsourcing agreement with an independent third party to manufacture certain subassemblies on the Company's behalf. The agreement establishes a long-term supply and purchase arrangement and requires the third party contract manufacturer to hire certain of the Company's employees currently engaged in these manufacturing operations. The agreement also requires the Company to pay the difference in cost between certain aspects of the Company's employee benefit program and the third party contract manufacturer's employee benefit program for those employees that transfer their employment.

The various components of restructuring and reorganization charges were as follows:

                                             Accrued            Thirty-Nine Weeks               Accrued
                                           Liability          Ended October 3, 1999           Liability
                                               as of       ----------------------------           as of
                                         December 31,      Charged to      Reduction of       October 3,
                                                1998          Expense      Liability (1)           1999
Severance, outplacement and related
  benefits for terminated employees        $   2,701        $       -         $    (860)      $   1,841
Lease abandonment costs for vacated
   facilities                                    354                -              (309)             45
Relocation and moving expenses                     -              131              (131)              -
                                           ---------        ---------         ---------       ---------

                                           $   3,055        $     131         $  (1,300)      $   1,886
                                           =========        =========         =========       =========

(1) Includes cash payments and net effect of currency exchange rate fluctuations on accrued liability balance.

4.   COST OF SALES

During the thirteen weeks ended September 27, 1998 the Company re-evaluated an upgrade program undertaken primarily to replace certain third party manufactured components within the installed base in a TEM product series. In addition, certain upgrades were planned for selected FIB products. A charge to cost of sales of $4,865 was recognized to reflect the decision to proceed with these two upgrade programs.

During the thirteen weeks ended September 27, 1998 the Company recognized charges in cost of sales totaling $3,278 for non-current service inventory write-offs and obsolescence reserves related to the Company's U.S. service business. These charges reflect the consolidation of the U.S. service operations in Hillsboro, Oregon and the related closure of the Company's former U.S. Electron Optics service headquarters in Mahwah, New Jersey.

During 1998 the Company sold an increasing number of in-line FIB and DualBeam systems used in the manufacturing process, which necessitate a higher level of warranty support than do systems used in laboratories. During the thirteen weeks ended September 27, 1998 the Company evaluated its reserve for estimated warranty costs and recorded an additional charge to cost of sales and increase in warranty reserves of $1,383.


5.   INVENTORIES

Inventories consisted of the following:

                                                                December 31,       October 3,
                                                                       1998             1999
Raw materials, assembled parts and field service stock               25,667           36,279
Work in process                                                      11,853           27,151
Finished goods                                                       10,439            9,528
                                                                  ---------        ---------

  Total inventories                                                  47,959           72,958
Reserve for obsolete inventory                                       (4,441)         (13,467)
                                                                  ---------        ---------

  Net inventories                                                 $  43,518        $  59,491
                                                                  =========        =========


6.   OTHER ASSETS

Other assets consisted of the following:

                                                                          December 31,        October 3,
                                                                                 1998              1999
Service inventories, noncurrent, net of obsolescence reserves
  of $6,810 and $8,150, respectively                                        $   7,037         $  12,127
Capitalized software development costs, net of amortization
  of $478 and $1,552, respectively                                              3,469             4,202
Existing technology, net of amortization of $2,519 and $3,705,
  respectively                                                                 13,971            29,785
Goodwill, net of amortization of $2,093 and $3,290, respectively               15,029            42,248
Patents, net of amortization of $39 and $55, respectively                         282               266
Investment in unconsolidated affiliates                                             -             3,000
Deposits and other                                                                945             2,121
                                                                            ---------         ---------

           Total other assets                                               $  40,733         $  93,749
                                                                            =========         =========

Software development costs capitalized during the thirty-nine weeks ended September 27, 1998 and October 3, 1999 were $1,210 and $1,807, respectively. Amortization of software development costs was $310 and $1,100 for the thirty-nine weeks ended September 27, 1998 and October 3, 1999, respectively.

On September 28, 1999 the Company entered into a Stock Purchase Agreement whereby the Company purchased a 10 percent interest in Surface/Interface, Inc. ("Surface/Interface") for $3,000 in cash. Surface/Interface is a semiconductor capital equipment company. The Company also received a warrant to purchase an additional 9.5 percent interest in Surface/Interface. The Company also entered into a distribution agreement with Surface/Interface whereby the Company obtained exclusive rights to distribute and service Surface/Interface's stylus-based atomic force microscopy tool in Europe and North America. The agreement excludes mask repair applications from the exclusivity arrangement.

The Company owns 500,000 shares of Norsam Technologies, Inc. ("Norsam") Series A Preferred Stock. In September 1998, management determined that the carrying value of its cost-method investment in Norsam was impaired, and, accordingly, recorded a valuation adjustment of $3,267 during the thirteen weeks ended September 27, 1998.


7.   CURRENT ACCOUNTS WITH PHILIPS

Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. The current account transactions relate to intercompany purchases of goods and services.

Current accounts with Philips consisted of the following (see Note 6):

                                                              December 31,        October 3,
                                                                     1998              1999
Current accounts receivable                                     $   5,689         $  11,768
Current accounts payable                                          (10,732)           (9,161)
                                                                ---------         ---------

  Net current account with Philips                              $  (5,043)        $   2,607
                                                                =========         =========


8.   CREDIT FACILITY BORROWINGS

At December 31, 1998, the Company maintained a $25,000 bank line of credit, available on revolving advances at prime (8.5% at December 31, 1998) or on 30-, 60-, 90-, or 180-day draw periods at LIBOR plus 1.65%. A total of $6,693 was outstanding under this bank line of credit at December 31, 1998. Borrowings under this line of credit were secured by receivables, inventories and equipment. Under the terms of the line of credit, the Company was required to meet certain financial covenants.

On February 25, 1999, the Company consummated a new credit facility with Philips and terminated its existing bank line of credit. The entire outstanding balance under the existing bank line of credit was paid off with proceeds drawn under the new credit facility. The new credit facility provides borrowing capacity of up to $50,000, with advances bearing interest at LIBOR plus 0.75%. Advances may be made in U.S. Dollars, Euros, or Japanese Yen. As of October 3, 1999, the principal balance outstanding under this credit facility was $29,552 and the weighted average interest rate was 4.25%. Advances up to $10,000 may be made on a revolving current account basis, with additional advances made in terms of one month, three months or six months. The credit facility is unsecured, matures on February 26, 2002 and requires that the Company meet certain financial covenants.

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

The Company also maintains a $5,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited facilities in selected foreign countries. At October 3, 1999, the Company had outstanding standby letters of credit totaling approximately $820 to secure customer advance deposits. These standby letters of credit reduce the amount available to borrow under the Company's $5,000 uncommitted facility.

9.   SHAREHOLDERS' EQUITY

The following table summarizes the activity in shareholders' equity for the thirty-nine weeks ended October 3, 1999:

                                                                                             Accumulated
                                                   Common Stock                                    Other
                                            ---------------------------     Accumulated    Comprehensive
                                                Shares           Amount         Deficit             Loss          Total
                                            ----------       ----------     -----------    -------------      ---------
December 31, 1998                           18,167,475       $  149,635       $ (45,510)       $  (6,498)     $  97,627

Net loss                                                                         (9,365)                         (9,365)
Employee purchases of stock
  through stock purchase plan                  141,815              765                                             765
Exercise of stock options                       12,192              138                                             138
Restricted stock award                          50,000              370                                             370
Restricted stock purchase                       60,248                -                                               -
Shares purchased by Philips (Note 2)         3,913,299           31,384                                          31,384
Shares issued in Micrion merger
  (Note 2)                                   5,064,150           34,684                                          34,684
Translation adjustment                               -                -               -             (676)          (676)
                                            ----------       ----------       ---------        ---------      ---------

October 3, 1999                             27,409,179       $  216,976       $ (54,875)       $  (7,174)     $ 154,927
                                            ===========      ==========       =========        =========      =========


10.  SEGMENT INFORMATION

The Company operates in three business segments (Note 1). The following table summarizes financial results for each of the Company's segments:

                                                                                         Corporate
                                                           Micro-        Electron              and
Thirty-Nine Weeks Ended               Components      electronics          Optics     Eliminations          Total
September 27, 1998:
  Product sales to customers           $  12,312        $  39,482       $  50,477        $       -      $ 102,271
  Service sales to customers                   -            3,930          17,115                -         21,045
  Inter-segment sales                      4,740                -           5,540          (10,280)             -
                                       ---------        ---------       ---------        ---------      ---------

Total sales                               17,052           43,412          73,132          (10,280)       123,316
  Operating income (loss)                  3,696           (1,144)         (6,521)         (10,167)       (14,136)

October 3, 1999:
  Product sales to customers               7,686           57,025          53,900                -        118,611
  Service sales to customers                   -            5,752          18,811                -         24,563
  Inter-segment sales                      3,493                -           4,231           (7,724)             -
                                       ---------        ---------       ---------        ---------      ---------

Total sales                               11,179           62,777          76,942           (7,724)       143,174
  Operating income (loss)                  1,617            4,546           4,021          (17,436)        (7,252)

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, amortization of purchased intangibles, in-process research and development, and restructuring and reorganization costs are not allocated to the Company's operating segments.

11.  COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

The Company's acquisition of the outstanding shares of Micrion resulted in the assumption of certain commitments and contingencies. Specifically the Company assumed contingent liabilities under a self-insured medical plan, future payments due on operating leases, and potential liability in connection with a 1996 class action securities suit brought against Micrion.


12.  SUBSEQUENT EVENT

On October 28, 1999 the Company signed a master agreement to purchase the service and distribution businesses for the Company's Electron Optics segment from Philips Business Electronics in approximately 20 foreign countries. The purchase price was $3,219, plus the net assets of the businesses acquired. The final purchase price is subject to adjustment based on the net assets of the businesses acquired as of the closing dates, which is not expected to be a significant amount and could under certain circumstances reduce the purchase price. The Company intends subsequently to reconfigure these businesses into independent distributors for some of these locations and will operate the businesses in a reduced number of countries. The businesses will be acquired in two groups, with closing of the first group of businesses on October 31, 1999 and closing of the second group of businesses on November 28, 1999. These businesses were previously operating under a distribution agreement between the Company and Philips Business Electronics. The agreement was entered into in February 1997 and had an initial term, which ends on January 1, 2000, unless extended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

During the thirteen weeks ended October 3, 1999 the Company entered into several transactions that affected or will affect its capital resources.

On August 13, 1999 the Company acquired Micrion Corporation ("Micrion"), a Massachusetts corporation engaged in the design, manufacture, sale and service of focused particle beam instruments. Micrion became a wholly owned subsidiary of the Company and holders of Micrion common stock received one share of the Company's common stock and $6.00 in cash in exchange for each share of Micrion common stock. The total number of Company shares exchanged was 5,064,150. The Company has begun the process of integration of the Micrion operations and facilities into its existing operations and facilities and expects to complete this integration plan over the latter part of 1999 and the early part of 2000. The transaction has been accounted for as a purchase, and a preliminary purchase price allocation was applied to the Micrion balance sheet. The activity of Micrion from August 13, 1999 through October 3, 1999 is included in the Company's consolidated results of operations. The Company is in the process of obtaining appraisals of the various Micrion Assets acquired, as well as completing analyses of the effects of its integration plans. The preliminary purchase price allocation is expected to be adjusted after the appraisals and analyses are finalized.

Concurrent with the merger, on August 13, 1999 Philips Business Electronics purchased 3,913,299 newly issued shares of common stock from the Company for aggregate consideration of $31.4 million.

Preliminary purchase accounting for the Micrion merger as of August 13, 1999 resulted in the recognition of an intangible asset in the amount of $12.0 million representing the estimated fair value of in-process research and development of Micrion. The intangible asset was written off with a charge to earnings immediately following the Micrion merger in keeping with the Company's policy to expense research and development costs as they are incurred. In connection with purchase accounting for the Micrion merger, the Company identified four significant projects under development. These projects are still under development and have not yet generated revenue. Based on current management estimates, these projects are expected to generate revenue beginning in late 1999 or early 2000.

On September 28, 1999 the Company entered into a Stock Purchase agreement whereby the Company purchased a 10 percent interest in Surface/Interface, Inc. ("Surface/Interface") for $3.0 million in cash. The Company also received a warrant to purchase an additional 9.5 percent interest in Surface/Interface. Surface/Interface is a semiconductor capital equipment company. The Company also entered into a distribution agreement with Surface/Interface whereby the Company obtained exclusive rights to distribute and service Surface/Interface's stylus-based atomic force microscopy tool in Europe and North America. The agreement excludes mask repair applications from the exclusivity arrangement.

On October 28, 1999 the Company signed a master agreement to purchase the service and distribution businesses for the Company's Electron Optics segment from Philips Business Electronics in approximately 20 foreign countries. The purchase price was $3.2 million, plus the net assets of the businesses acquired. The final purchase price is subject to adjustment based on the net assets of the businesses acquired as of the closing dates, which is not expected to be a significant amount and could under certain circumstances reduce the purchase price. The Company intends subsequently to reconfigure these businesses into independent distributors for some of these locations and will operate the businesses in a reduced number of countries. The businesses will be acquired in two groups, with closing of the first group of businesses on October 31, 1999 and closing of the second group of businesses on November 28, 1999. These businesses were previously operating under a distribution agreement between the Company and Philips Business Electronics. The agreement was entered into in February 1997 and had an initial term which ends on January 1, 2000, unless extended.

At October 3, 1999 the Company had total cash and cash equivalents of $11.4 million compared to $15.2 million at December 31, 1998. Cash provided by operating activities for the thirty-nine weeks ended October 3, 1999 was $16.0 million compared to $22.1 million for the thirty-nine weeks ended September 27, 1998. Cash provided by operating activities before the effect of working capital changes was $15.8 million for the thirty-nine weeks ended October 3, 1999 and $0.9 million for the thirty-nine weeks ended September 27, 1998. The acquisition of Micrion on August 13, 1999 resulted in an increase in the Company's working capital of $12.9 million. In February 1999, the Company consummated a new credit facility with Philips whereby a substantial portion of the Company's current account payable to Philips was converted to long-term borrowings (see below).

Investing activities used cash of $45.1 million during the thirty-nine weeks ended October 3, 1999 compared with $7.8 million used during the same period in 1998. The 1999 increase is primarily due to the merger with Micrion and the investment in an unconsolidated affiliate, as well as higher capital expenditures for equipment and expenditures for software development. The majority of equipment expenditures in both 1998 and 1999 have been for demonstration systems, application lab systems and development and manufacturing equipment. The Company expects to continue to invest in plant and equipment and technology needed for future business requirements, as well as to invest in internally developed software for its products.

Financing activities provided cash of $26.1 million in the thirty-nine weeks ended October 4, 1999 and used $10.4 million of cash in the thirty-nine weeks ended September 27, 1998. The 1999 financing activities are principally comprised of $31.4 million in proceeds from the sale of stock to Philips to finance the cash portion of the Micrion purchase price and transaction costs , borrowings from Philips, the payoff of Micrion bank borrowings subsequent to the merger, and the repayment and termination of the prior bank line of credit agreement. The 1998 financing activities reflect net repayments under the prior bank line of credit agreement as well as repayment of a $2.7 million note payable to Philips, which arose from the PEO Combination in February 1997. In February 1999 the Company consummated a new credit agreement and obtained commitment on a three year $50 million revolving credit facility from Philips. The facility allows the Company, subject to certain financial covenants, to borrow in multiple currencies for its general corporate needs, excluding acquisitions. During the first three quarters of 1999 the Company utilized the multiple currency capability to finance its Asian working capital needs by borrowing in Japanese yen and its European working capital needs by borrowing in Euros. Borrowings under the agreement bear interest at a variable LIBOR rate from 30 to 180 days, at the Company's designation, plus a 0.75% incremental rate. With this new $50 million revolving line of credit, the Company refinanced and replaced its previous $25 million revolving line of credit with a U.S. bank.

The Company's global sales activities and related service and support activities result in complex foreign currency exposures. The Company does not have a formal hedging program in place; however, it does enter into forward contracts to sell or purchase foreign currencies to hedge specific transactions. As of October 3, 1999 the Company had forward purchase and sale contracts of foreign currency totaling $4.4 million, which, if settled at the spot exchange rate as of October 3, 1999, would have resulted in a loss of less than $0.1 million.

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

The Company's working capital is subject to fluctuation due to the timing of its shipments. Since the Company's products typically have a large sales value per unit, the timing of specific units in a reporting period can affect the relative levels of inventory and accounts receivable without a corresponding change in liabilities. The Company's restructuring and reorganization programs also affected working capital as discussed below. The remaining 1998 restructuring and reorganization charges, which will be settled in 1999, total $1.9 million as of October 3, 1999.

The Company believes that its cash and cash equivalents, cash flows from operating activities and existing credit facilities are adequate to meet the Company's cash requirements over the next 12 to 18 months.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

                                                        Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                     ----------------------------        ----------------------------
                                                     September 27,      October 3,       September 27,      October 3,
                                                             1998            1999                1998            1999
Net sales                                                   100.0%          100.0%              100.0%          100.0%
Cost of sales                                                86.2            61.5                70.0            61.2
                                                          -------         -------             -------         -------
Gross profit                                                 13.8            38.5                30.0            38.8
Research and development                                     13.8            12.0                12.2            11.2
Selling, general and administrative                          22.6            20.4                23.8            22.6
Amortization of purchased intangibles                         1.5             2.0                 1.5             1.6
Purchased in-process research and development                 0.0            23.1                 0.0             8.4
Restructuring and reorganization costs                       11.7             0.0                 4.0             0.1
                                                          -------         -------             -------         -------
Operating loss                                              (35.6)          (19.0)              (11.5)           (5.1)
Total other expense, net                                     (8.3)           (0.6)               (3.4)           (0.1)
                                                          -------         -------             -------         -------
Loss before taxes                                           (43.9)          (19.6)              (14.9)           (5.2)
Tax expense (benefit)                                       (15.4)            1.7                (5.2)            1.4
                                                          -------         -------             -------         -------
Net loss                                                    (28.5)%         (21.2)%              (9.7)%          (6.5)%
                                                          =======         =======             =======         =======

                                                                   Totals may not calculate due to rounding.

Merger with Micrion Corporation. On August 13, 1999 the Company acquired Micrion. The transaction has been accounted for as a purchase, and a preliminary purchase price allocation was applied to the Micrion balance sheet. The activity of Micrion from August 13, 1999 through October 3, 1999 is included in the Company's consolidated results of operations as part of the MicroElectronics segment.

Net sales. Net sales for the thirteen and thirty-nine weeks ended October 3, 1999 increased $9.6 million (23%) and $19.9 million (16%) compared to the corresponding periods in 1998. MicroElectronics segment product sales increased $6.3 million (41%) for the thirteen weeks and $17.5 million (44%) for the thirty-nine weeks compared to the same periods in 1998. Of this increase, $5.3 million for both the thirteen and thirty-nine weeks ended October 3, 1999 was attributable to the Micrion product division. Electron Optics segment product sales increased $2.6 million (16%) for the thirteen weeks and $3.4 million (7%) for the thirty-nine weeks ended October 3, 1999 compared to the same periods in 1998. Product sales in the Components segment decreased $1.1 million (27%) for the thirteen weeks and $4.6 million (38%) for the thirty-nine weeks ended October 3, 1999 compared to the same periods in 1998. Service revenues increased by $1.8 million (25%) in the thirteen weeks and $3.5 million (17%) in the thirty-nine weeks ended October 3, 1999 compared with the same periods of 1998. Of this increase, $1.0 million for both the thirteen and thirty-nine weeks ended October 3, 1999 was attributable to Micrion. Industry conditions in both the semiconductor-manufacturing sector and the data storage sector were generally weak during the first half of 1998 compared to the first half of 1999. These industry sectors represent the principal markets for the Company's Components and MicroElectronics segments. Electron Optics segment sales have benefited from the Company's new product introductions made in the second half of 1998 but have been slowed by softness in the materials and life sciences market sectors. The Company believes that Components segment sales have been weak in 1999 following record 1998 levels due to customers' utilization of on-hand inventories.

Year-to-date sales increased from 1998 to 1999 in each of the three major geographic regions in which the Company sells, with the largest increases occurring in the Asia Pacific Region (27%) and Europe (24%). Sales in Europe represented 32% of total sales for the thirty-nine weeks ended October 3, 1999 and 29% for the thirty-nine weeks ended September 27, 1998. Sales in the Asia Pacific Region represented 22% of sales for the thirty-nine weeks ended October 3, 1999 compared with 20% of sales for the same period in 1998. Sales in North America represented 43% of sales for the thirty-nine weeks ended October 3, 1999 compared to 47% of sales for the same period in 1998. Sales in the rest of the world represented 3% of sales for the thirty-nine weeks ended October 3, 1999 and 2% for the thirty-nine weeks ended September 27, 1998.

In addition to the U.S. Dollar, the Company conducts significant business in Euros, British Pounds, and Japanese Yen. In general, the U.S. Dollar was stronger in relation to the Euro and British Pound and weaker in relation to the Japanese Yen during the thirty-nine weeks ended October 3, 1999 as compared to the corresponding period of 1998. Accordingly, the translation of sales denominated in European currencies resulted in slightly higher reported sales in U.S. Dollars in 1999 as compared to 1998. The translation of sales denominated in Japanese Yen resulted in slightly lower reported sales in U.S. Dollars in 1999 as compared with 1998.

Gross profit. Gross profit for the thirteen weeks ended October 3, 1999 increased $14.2 million (241%) and for the thirty-nine weeks ended October 3, 1999 increased $18.5 million (50%) compared to the same periods in 1998. Gross profit as a percentage of sales was 38.5% and 13.8% for the thirteen weeks ended October 3, 1999 and September 27, 1998, respectively, and 38.8% and 30.0% for the thirty-nine weeks ended October 3, 1999 and September 27, 1998, respectively. The 1998 third quarter and year-to-date gross margin percentages were negatively impacted by $9.5 million of charges recorded for product upgrade programs, inventory obsolescence reserves, and increased warranty reserves. Excluding these charges, the gross margin would have been 36.3% in the thirteen weeks ended September 27, 1998 and 37.8% in the thirty-nine weeks ended September 27, 1998. The improvement in comparable gross margin percentage for 1999 is attributable to changes in product mix, higher sales and production volumes which resulted in increased leverage on manufacturing overhead, and improved results from the North American service business.

Research and development costs. Research and development costs for the thirteen and thirty-nine weeks ended October 3, 1999 increased $0.4 million (7%) and $1.1 million (7%) compared to the same periods in 1998. As a percentage of sales, research and development costs were 12.0% and 13.8% for the thirteen weeks and 11.2% and 12.2% for the thirty-nine weeks ended October 3, 1999 and September 27, 1998, respectively. Research and development expenses are reported net of certain subsidies the Company receives for expenditures on selected projects. The subsidies increased by $0.4 million in the thirty-nine weeks ended October 3, 1999 compared to the same period in 1998. Included in research and development costs for both the thirteen weeks and the thirty-nine weeks ended October 3, 1999 is $0.8 million attributable to Micrion. Year-over-year research and development costs increased in the MicroElectronics segment primarily due to increased expenditures in the development of its next generation platform technology, as well as increased expenditures on new products and product enhancements and the expenditures of Micrion. Research and development costs year to date in 1999 were lower than the year-to-date 1998 levels in the Electron Optics segment, because the 1998 costs included increased costs related to development of the Company's new TEM platform. The Company expects to increase its research and development expenditures in 1999 and 2000 compared to the expenditure levels of 1998.

Selling, general and administrative costs. Selling, general and administrative costs for the thirteen weeks ended October 3, 1999 increased $1.0 million (11%) and for the thirty-nine weeks ended October 3, 1999 increased $3.0 million (10%) compared to the same periods in 1998. As a percentage of sales, selling, general and administrative costs were 20.4% and 22.6% for the thirteen weeks and 22.6% and 23.8% for the thirty-nine weeks ended October 3, 1999 and September 27, 1998, respectively. $1.5 million of the increase in both the thirteen and thirty-nine weeks ended October 3, 1999 is attributable to Micrion. The 1998 year-to-date expense level was not indicative of the full calendar year 1998 expense level because of the addition of new senior management and the implementation of incentive compensation plans subsequent to the first quarter of 1998.

Amortization of purchased intangibles. The Company separately reports the expense associated with amortization of intangibles arising from merger and acquisition activities in the statement of operations. The expense associated with the amortization of other intangibles such as capitalized software development costs and patents is charged to cost of sales or other operating expenses. Purchase accounting for the PEO Combination as of February 21, 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that is being amortized over a 15-year period. Preliminary purchase accounting for the Micrion merger as of August 13, 1999 resulted in the recognition of intangible assets in the amount of $17.0 million for existing technology that is being amortized over a 10-year period, and goodwill of $28.4 million that is being amortized over a 12-year period. Approximately $0.4 million of amortization expense was recognized in the thirteen and thirty-nine weeks ended October 3, 1999 related to the Micrion intangibles. The recorded amounts for the intangible assets arising from the Micrion merger will be adjusted following completion of the appraisal of Micrion assets and the finalization of the preliminary purchase price allocation.

Purchased in-process research and development. In accordance with the Company's policy to expense research and development costs as they are incurred, a one-time charge of $12.0 million associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the Micrion merger. The $12.0 million charge was determined as part of the preliminary purchase accounting for the merger based on a preliminary appraisal of the related assets acquired.

Restructuring and reorganization costs. On July 29, 1998 the Company announced a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The program is intended to eliminate approximately 173 positions worldwide, or about 16% of the Company's work force as of July 29, 1998. A charge of $5.3 million was recognized in the year ended December 31, 1998 primarily representing the cost of providing severance, outplacement assistance, and associated benefits to affected employees. Of this charge, $1.9 million remains as a liability as of October 3, 1999. This liability will continue to be discharged for the remainder of 1999 as the Company's outsourcing plan continues to be implemented. Of the 173 positions targeted for elimination, 72 positions remain to be eliminated as of October 3, 1999. The remaining positions are primarily related to the Company's manufacturing operations in Acht, The Netherlands. In July 1999 the Company reached an agreement in principle to outsource certain manufacturing operations of its facility in Acht. The charge of $0.1 million recognized in the second quarter of 1999 represented costs of consolidating the Company's UK operations. Additional charges may be recorded as they are incurred during 1999 for transitional costs of consolidating operations and outsourcing certain activities.

Other expense, net. Other expense, net was $0.3 million for the thirteen weeks ended October 3, 1999 compared with $3.5 million for the same period in 1998. For the thirty-nine weeks ended October 3, 1999 other expense, net was $0.1 million compared to $4.2 million for the corresponding period in 1998. In September 1998, management determined that the carrying value of a cost-method investment was impaired, and, accordingly, recorded a $3.3 million valuation adjustment. The thirty-nine weeks ended October 3, 1999 included currency transaction gains of $0.2 million compared with currency transaction losses of $0.4 million in the comparable 1998 period. These 1999 currency gains were due to non-recurring transactions.

Income tax expense. The effective income tax rate was (9)% and 35% for the thirteen weeks ended October 3, 1999 and September 27, 1998, respectively, and
(27)% and 35% for the thirty-nine weeks ended October 3, 1999 and September 27, 1998, respectively. The Company's tax rate differs from the U.S. federal statutory tax rate primarily as a result of the write-off and amortization of intangible assets not deductible for income tax purposes, state and foreign taxes, and the tax effect of the Company's use of a foreign sales corporation for exports from the U.S. The Company did not recognize a tax benefit for the thirteen weeks and thirty-nine weeks ended October 3, 1999, primarily because the $12.0 million of purchased in-process research and development costs written off immediately subsequent to the Micrion merger is non-deductible for income tax purposes.


BOOKINGS AND BACKLOG

The Company's backlog consists of purchase orders it has received for products and services it expects to ship and deliver within the next 12 months. At October 3, 1999 the Company's product backlog was $75 million and its field service backlog was $10 million for a total backlog of $85 million. Over the thirty-nine weeks ended October 3, 1999, the Company's consolidated book-to-bill ratio was 1.03 to 1. At December 31, 1998 the Company's product backlog was $64 million and its field service backlog was $9 million for a total backlog of $73 million. A substantial portion of the Company's backlog relates to orders for a relatively small number of products. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

YEAR 2000 DISCLOSURE

State of Readiness

Background. In January 1998, the Company formed a Year 2000 Team composed of representatives of various aspects of the Company's operations that may be significantly affected by Year 2000 readiness issues, including hardware and software related to the Company's manufacturing control, accounting and other information technology systems, product software and hardware, supplier products and post-sales support. The Year 2000 Team developed a multi-part plan to measure and address the Company's Year 2000 readiness, consisting of: (i) product testing using test criteria developed by SEMATECH, a semiconductor industry trade association; (ii) testing information technologies hardware and software for the Company's manufacturing control, accounting and other systems and addressing deficiencies; (iii) identifying and assessing non-information technologies third-party suppliers' products raising Year 2000 compliance issues, making inquiry of such vendors concerning their state of readiness and resolving issues; (iv) communicating with the customer base concerning Year 2000 readiness of the Company's products; and (v) evaluating the need for and, as appropriate, developing a contingency plan.

Internal Information Technology Systems. Testing and evaluation of the Company's internal information technology systems was largely completed by the end of the 1999 second quarter and did not reveal substantial Year 2000 compliance deficiencies, although the Company is upgrading certain internal systems as a result of this testing. Testing of what remains is expected to be completed by November 1999. Also, with regard to readiness, the Company has assumed that basic public utilities such as gas, electric and telephone services will continue to be available for operations of the Company on and after January 1, 2000 in the U.S., The Netherlands and the Czech Republic. If this assumption proves incorrect, the operations of the affected manufacturing location would be materially adversely affected for the duration of the utility interruption.

Products. The Company has completed the testing of products under service contract and has communicated with customers concerning Year 2000 readiness of its products and certain third party products sold with the Company's systems. However, the Company is not certain that it has determined the Year 2000 status of all past products and product configurations. The Company has not investigated the Year 2000 readiness of all third-party products sold or used with its products. The Company has established a web page describing the state of its product readiness and continues to address inquiries from customers concerning product issues. The web page has been updated from time-to-time to provide additional and amended information. The Company's service representatives are, as a matter of course, responding to customer requests for the installation of additional hardware and software to address identified Year 2000 product issues. The Company expects to continue to make direct contact with customers concerning product readiness, to respond to customer questions and to update its web-site as appropriate. The Company has also instructed certain of its service representatives to address Year 2000 issues with customers during routine service calls.

External, Non-Information Technology Suppliers. The Company has solicited information concerning Year 2000 readiness from a large number of identified critical suppliers. Based on communications to date, the Company does not believe a material Year 2000 deficiency by any information technologies or non-information technologies supplier exists. However, the Company has not yet completed its assessment and planning for all identified critical suppliers and vendors and may not complete all assessments and planning prior to January 1, 2000. As inquiries continue, Year 2000 deficiencies may arise and failure to complete inquiries and planning may result in disruptions in the Company's supply chain and operations. In addition, the Company may not have properly identified all critical suppliers and to the extent that it has failed to do so, this could also disrupt the Company's operations.

Revenues at Risk. Some of the Company's customers may institute policies to refuse product orders and/or shipments in December 1999 and January 2000, or due to operational failures, may be unable to accept orders or product shipments. The Company has made limited inquiry of certain key customers on these matters. To date, it has not identified a significant customer who is not accepting, or will not be able to accept, orders and/or shipments. Additional inquiry, however, may reveal such problems with customers. To the extent customers are unwilling or unable to accept orders or products in late 1999 and early 2000, this could have a material adverse effect on the Company's revenues and results of operations.

Micrion Merger. The Company acquired Micrion in the third quarter of 1999. Micrion made certain representations and warranties about its Year 2000 readiness in its merger agreement with the Company. The Company continues its assessment of Micrion's Year 2000 readiness and the accuracy of the representations and warranties. At present the Company does not believe that there are significant risks or costs to the enterprise associated with Micrion's Year 2000 state of readiness, but it cannot be certain of this unless and until it completes its analysis of the Micrion operations.

Disruptive Local Events. The Company has not undertaken an evaluation of the non-supplier specific risks related to the local geographic areas where it operates manufacturing, sales and service facilities, and to the extent there are disruptive events in local areas caused by insufficient Year 2000 preparedness, the Company's results of operations could suffer.

Costs. At this time, the Company believes costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's systems, will not have a material impact on the Company's results of operations or financial condition. In the ordinary course of business, the Company has improved its Year 2000 readiness through recent systems upgrades as part of its usual capital improvement efforts. The Company has devoted management, sales and technical resources to address Year 2000 matters and expects to continue to do so. The Company will increase inventories of certain product components prior to January 2000 but has not made specific allocations for this increase. Overall, the Company expects to fund any future costs through operating cash flows. Cost estimates for systems improvements are based on the Company's estimates, which make numerous assumptions about future events. There is no assurance that these estimates will be correct and actual costs could differ materially from these estimates.

Most Reasonably Likely Worst Case Scenarios for the Company. Although the Company will continue to devote resources to address its Year 2000 issues, there is no assurance that these efforts will be effective in reducing or eliminating risks associated with Year 2000 deficiencies. Moreover, there is no assurance that the Company's products do not contain undetected Year 2000 problems or that third-party products do not contain such problems. In addition, there is no assurance that the Company's assessment of third-party suppliers and vendors will be accurate or that the Company has made inquiry of the appropriate vendors. Year 2000 problems could result in system failures, data corruption, the generation of erroneous information and other significant disruptions of business activities. As more fully described above, there may be problems with customers making or accepting product orders or shipments at the end of 1999 or in early 2000, which could adversely affect revenues. Beyond risks related to product and vendor non-compliance, it is possible that the Company will suffer supply chain disruptions and transport problems due to problems with critical suppliers generally, due to hoarding and changes in buying and shipping patterns caused by other parties' efforts to address Year 2000 problems. Failure to obtain critical supplies could result in disruptions in manufacture and shipping of product and could adversely affect revenue. Local events, unrelated to the Company's external supply chain, internal information technology systems, direct operations or products could also result in disruption of operations or loss of business. Further, the Company's failure to address Year 2000 problems could result in litigation. It is uncertain whether, or to what extent, the Company may be affected by any such litigation.

The Company's Contingency Plan. The Company has developed certain contingency measures but has not adopted a comprehensive contingency plan. The Company has secured additional transport capacity for December 1999, has identified resources for customers at the end of 1999 and in early 2000, has identified a crisis management team, and has taken measures to increase certain of its inventory of some component parts and supplies.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements. From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning the Company's sales by business segment and geographical region, expected completion of the Company's outsourcing and restructuring program, expected investment in plant and equipment and software development, expected capital requirements, expected purchase accounting treatment of the Micrion merger (as preliminary treatment is finalized),Year 2000 readiness by the Company and its customers and suppliers, completion of the integration of the Micrion operations and facilities as more fully described below., and the expected purchase of service and distribution businesses from Philips, constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in plant and equipment and software development include downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix. Factors that could materially reduce the Company's sales worldwide, include competitive factors such as increased worldwide competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in foreign currency exchange rates between time of sale and payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and in domestic and foreign economies. Factors that could materially increase the Company's capital requirements include receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.

Integration of Micrion. The Company is still in the process of integrating its operations with those of Micrion, which may result in a number of difficulties, costs and delays. These may include:

o    Distracting management from the business of the Company
o    Potential incompatibility of business cultures
o Perceived and potential adverse change in client service standards, business focus or service offerings available to clients
o Potential inability to successfully coordinate the research and development and sales and marketing efforts
o Costs and delays in implementing common systems and procedures, including financial accounting systems
o Costs and inefficiencies in delivering services to the clients of the Company
o    Inability to retain key personnel

The failure to integrate successfully the Company and Micrion would have a material adverse effect on the business, financial condition and results of operations of the Company.

See the Company's Form 10-K/A for fiscal 1998 for a discussion of additional factors that could affect the Company's future results.

                           Part II - Other Information


Item 1.  Legal Proceedings

The Company acquired Micrion in August 1999. On August 2, 1996, an action was filed in the U.S. District Court for the District of Massachusetts against Micrion, Nicholas P. Economou, who at the time was a director and officer of Micrion and is presently an officer and director of the Company, and David M. Hunter and Robert K. McMenamin, then officers of Micrion and presently employees of the Company. On September 9, 1996, another action was filed in the same court against Micrion, Dr. Economou, Messrs. Hunter and McMenamin and Billy W. Ward, who at the time was an officer of Micrion. Mr. Ward is presently an employee of the Company. On December 6, 1996, the plaintiffs in both actions filed an amended consolidated complaint. The consolidated complaint does not contain a claim against Mr. Ward. The consolidated complaint purports to be brought on behalf of a class of purchasers of Micrion's common stock from April 26, 1996 through June 21, 1996. It asserts claims for violations under the federal securities laws, alleging that Micrion made false and misleading statements to the public concerning the nature of its sales agreement with a customer. Factual discovery in the case has been completed. Micrion filed a motion for summary judgment to dismiss the case, which was denied on September 24, 1998. At a hearing on September 22, 1999, the Court invited the defendants to file a renewed motion for summary judgment and set a briefing schedule for the motion. The renewed defendant's motion for summary judgement was timely filed and is scheduled for hearing on November 22, 1999. The Company believes the consolidated complaint to be without merit and intends to continue its vigorous defense of the claims. There is no assurance, however, that the Company will be successful in defending this lawsuit or that money damages, if awarded, would not have a material adverse effect on the Company.

Item 2.  Changes in Securities and Use of Proceeds.

In connection with the Micrion merger, the Company entered into a Stock Purchase Agreement with Philips Business Electronics International, B.V. ("Philips Business Electronics"), the Company's majority shareholder, whereby Philips Business Electronics agreed to finance the cash portion of the consideration paid to Micrion shareholders and part of the merger transaction costs through the unregistered purchase of Company common stock. Accordingly, on August 13, 1999, as part of the closing of the Micrion merger and pursuant to the terms of the Stock Purchase Agreement, Philips Business Electronics purchased 3,913,299 newly issued unregistered shares of Company common stock (the "Shares") for $8.02 a share. There were no underwriters of the Shares, and no underwriting discount was paid. The Shares were sold pursuant to the exemption afforded by
Section 4(2) of the Securities Act of 1933. There was no general solicitation for sale of the Shares.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27.1     Financial Data Schedule

    (b)  Reports on Form 8-K

         On August 24, 1999 the Company filed a Form 8-K in conjunction with the closing of its merger with Micrion Corporation in August 1999.

         On November 1, 1999 the Company filed a Form 8-K/A providing audited financial statements of Micrion Corporation and pro forma financial information in conjunction with its merger with Micrion Corporation in August 1999.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FEI COMPANY


Dated: November 16, 1999               VAHE' A. SARKISSIAN
                                       -----------------------------------------
                                       Vahe A. Sarkissian
                                       President and
                                       Chief Executive Officer
                                       (Authorized Officer)


                                       WILLIAM P. MOONEY
                                       -----------------------------------------
                                       William P. Mooney
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                       MARK V. ALLRED
                                       -----------------------------------------
                                       Mark V. Allred
                                       Corporate Controller
                                       (Principal Accounting Officer)