Form 10-K
period 1999-12-31
FEI CO
filed 2000-03-30
CIK 914329

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1999 or

                                          -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

     Commission file number 0-22780

                                   FEI COMPANY

               (Exact name of Company as specified in its charter)

         Oregon                                     93-0621989
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

         7451 NW Evergreen Parkway
         Hillsboro, Oregon                                      97124
         (Address of principal executive offices)             (Zip Code)

                           Company's telephone number,
                       including area code: (503) 640-7500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Aggregate market value of Common Stock held by nonaffiliates of the Company at March 14, 2000: $393,446,675. For purposes of this calculation, officers and directors are considered affiliates.

Number of shares of Common Stock outstanding at March 14, 2000: 27,871,134.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                                       PART OF FORM 10-K INTO
DOCUMENT                                               WHICH INCORPORATED
--------                                               ----------------------
Proxy Statement for 2000 Annual
  Meeting of Shareholders                                     Part III

                                TABLE OF CONTENTS
                                -----------------


ITEM OF FORM 10-KA                                                                                             PAGE
------------------                                                                                             ----
PART I

Item 1 -            Business.................................................................................     1

Item 2 -            Properties...............................................................................    14

Item 3 -            Legal Proceedings........................................................................    14

Item 4 -            Submission of Matters to a Vote of Security Holders......................................    15

Item 4(a) -         Executive Officers of the Company........................................................    16

PART II

Item 5 -            Market for the Company's Common
                    Equity and Related Stockholder Matters...................................................    19

Item 6 -            Selected Financial Data..................................................................    20

Item 7 -            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................................    21

Item 7A -           Quantitative and Qualitative Disclosures About Market Risk...............................    28

Item 8 -            Financial Statements and Supplementary Data..............................................    29

Item 9 -            Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...................................................    47

PART III

Item 10 -           Directors and Executive Officers of
                    the Company..............................................................................    48

Item 11 -           Executive Compensation...................................................................    48

Item 12 -           Security Ownership of Certain Beneficial
                    Owners and Management....................................................................    48

Item 13 -           Certain Relationships and Related Transactions...........................................    48



PART IV

Item 14 -           Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K..................................................................    49

SIGNATURES...................................................................................................    53


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     BACKGROUND

     COMPANY HISTORY. FEI Company ("FEI" or the "Company") was founded in 1971 to manufacture charged particle emitters (ion and electron sources) and began manufacturing and selling ion and electron focusing columns in the early 1980s. In 1997, FEI completed a reverse-acquisition combination transaction (the "PEO Combination") of the electron optics business ("PEO Operations") of Philips Business Electronics International B.V. ("Philips Business Electronics"), a wholly owned subsidiary of Koninklijke Philips Electronics N.V. ("Philips"). In the PEO Combination, Philips Business Electronics became the owner of 55 percent of FEI's outstanding common stock. In 1999, the Company acquired Micrion Corporation ("Micrion"), a company engaged in the design, manufacture, sale and service of focused particle beam instruments.

     STRUCTURAL PROCESS MANAGEMENT. The Company is a leader in the design, manufacture, sale and service of products based on focused charged particle beam technology. By combining a focused ion beam and an electron microscope, the Company has developed a dual beam ("DualBeam") system that allows the Company's equipment to provide three-dimensional imaging. The DualBeam and other Company products deliver a range of structural process management applications for the Semiconductor integrated circuits ("Semiconductor" or "IC"), Data Storage and Industry and Institute markets. Structural process management applications enable customers to obtain critical information about structural processes, which the Company believes is increasingly valuable as demand grows for greater information about ever-smaller structures.

     CORE TECHNOLOGIES

     The Company utilizes four core technologies to deliver a range of customer solutions. The core technologies are: focused ion beams; electron beams; beam gas chemistry and system automation. The Company combines and configures these core technologies in various ways to create multiple products and applications. These products and applications allow customers in the Company's markets to better understand and manipulate the processes utilized to make certain structures--whether those structures are integrated circuits, magnetic electronic data storage heads, or sophisticated industrial materials. By helping customers better understand and manipulate structures, the Company helps improve product time to market, yield management, process management and device fabrication.

          PARTICLE BEAM TECHNOLOGIES--FOCUSED ION BEAMS AND ELECTRON BEAMS.

          The emission of ions (positively or negatively charged atoms) or electrons from a source material is fundamental to each of the Company's products. Particle beams are focused on a sample. The fundamental properties of ion and electron beams permit them to perform various functions. The relatively low mass subatomic electrons interact with the sample and release secondary electrons. When collected, these secondary electrons provide high quality images at near atomic level resolution. The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons. Thus through focused ion beam systems ("FIBS") the surface can be modified or milled with submicron precision by direct action of the ion beam in combination with gases (as decribed below). Secondary electrons and ions may also be collected for imaging and compositional analysis. The Company's ion beams and electron beam technologies, when coupled with the Company's other core technologies--beam gas chemistries and automation, provide unique product capabilities and applications.

          BEAM GAS CHEMISTRIES.

          Beam chemistry plays an important role in enabling FEI systems that incorporate FIBs to successfully perform many tasks. Beam chemistry involves the interaction of the primary ion beam with an injected gas near the surface of the sample. This interaction results in either the deposition of material or enhanced removal of material from the sample. Both of these processes are critical to optimizing the applications of FIB technology. The Semiconductor and Data Storage markets have expanding needs for gas chemistry technologies, and the Company has aimed to align its development strategy with the roadmaps of these industries to improve its gas chemistry development.

          - Deposition: Deposition of materials on the sample surface enables a FIB system to electrically connect or isolate features on an integrated circuit. A deposited layer of metal also can be used prior to FIB milling to protect surface features for more accurate cross sectioning or sample preparation.

          - Etch: The removal of material is the most important function of FIB systems. The Company's FIBs have the ability to mill specific types of material faster than other types. This process is called selective etching and is a core technology that FEI has been refining for years.

          SYSTEMS AUTOMATION.

     A fourth core technology for the Company is system automation. Drawing on its knowledge of industry needs and utilizing robotics and image recognition software, the Company has developed automation capabilities that allow it to increase system performance, speed and consistency. These capabilities have been especially important to the Company's development efforts for in-line products and applications in the Data Storage and Semiconductor markets. Two important areas where the Company has developed significant automation technologies are transmission electron microscope ("TEM") sample preparation and three-dimensional process control. TEMs are widely used in the Semiconductor and Data Storage markets to obtain valuable high-resolution images of very small structures. TEM sample preparation has traditionally been a slow and difficult manual process. FEI has automated this process, dramatically improving the sample consistency and overall throughput. Similarly, by automating three-dimensional process control applications, FEI allows customers to acquire previously unobtainable sub-surface process metrics directly from within the production line, improving process management.

     PRODUCTS

     FEI manufactures base-line products and platforms using the Company's core technologies. The Company's products include TEMs and scanning electron microscope systems ("SEMs"). TEMs and certain SEMs collectively compose the Company's Electron Optics Products ("Electron Optics Products"). FEI also manufactures SEMs designed for wafer scanning in the IC industry ("Wafer SEMs"). FIBs, DualBeam products, that incorporate an electron beam and an ion beam into a single system, and Wafer SEMs collectively compose the Company `s "Microelectronic Products".

     When configured with the Company's core automation and beam gas chemistry technologies, the Company's base-line products perform a range of structural process management functions. More specifically, the Company' s SEM products have applications for structural examination and are sold into the Company's Industry and Institute market. The Company's TEMs have structural examination applications in the Industry and Institute market and in structural metrology in the Semiconductor and Data Storage markets. The Company's Wafer SEMs allow for defect review in the Semiconductor and Data Storage markets. FIBs are used for TEM sample preparation for all of FEI's served markets as well as for design edit in the Semiconductor market and pole trimming in the Data Storage market. FEI's DualBeam systems have structural process management applications in the Semiconductor and Data Storage sectors.

     Depending on the specific application, Electron Optics Products and Microelectronic Products aid research, product development, acceleration of product introduction, control and modification of manufacturing processes and yield management. As microelectronic features become smaller and more complex to accommodate demand for smaller structure sizes and increased functionality, fewer tools are capable of viewing, modifying and analyzing these features, which are approaching the 0.25 micron level. As features have become as small as the wavelength of the illumination sources used in optical lithography, charged particle tools are replacing optical and laser tools, which cannot detect such small features and defects on microelectronic structures. Optical and laser tools also subject microelectronic structures to a greater risk of contamination than beam technologies and thus lower production yields. By offering monitoring functions and defect review and failure analysis of particles as small as 0.05 microns in diameter, charged particle beam techniques can address the fabrication requirements of Semiconductor and Data Storage manufacturers.

     FEI's systems components business consists of the manufacture of focusing columns and emitters ("Component Products"). The Company's Component Products are manufactured with a variety of technical features to meet the Company's internal needs for its Electron Optics Products and Microelectronic Products. In addition, certain components not used in the Company's products are sold to outside customers.

     MANUFACTURING, SALES AND SERVICE

     The Company has manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Peabody, Massachusetts and Brno, Czech Republic. Direct sales and service operations are conducted in the United States and 23 other countries through three region-based divisions--the North American, European and Asia-Pacific Region sales and service divisions. These sales and service divisions also manage product sales through independent representatives in certain countries. In December 1999, the Company acquired product sales and service channels in approximately 20 countries that had previously been operated by Philips. In three countries, distribution was transferred to independent representatives following the acquisition. These acquisitions permitted the Company to obtain more direct control over product sales and support. See Item 13 - "Certain Relationships and Related Transactions."

     FORWARD-LOOKING STATEMENTS

     From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. Any statements in this report concerning increased investment in the Company's service and support activities for products, the portions of the Company's sales consisting of international sales and sales of certain products, expected product shipments and capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in its service and support activities for its Electron Optics Products and Microelectronics Products business include, but are not limited to, downturns in the IC manufacturing market, lower than expected customer orders for these products, and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, exchange rate fluctuations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially reduce the portion of the Company's sales consisting of Electron Optics Products and Microelectronic Products include, but are not limited to, the competitive factors mentioned above and changes in product sales mix. Factors that could adversely affect expected product shipments include, but are not limited to, technological difficulties and resource constraints in developing new products, the availability of parts and supplies at reasonable prices, product shipment interruptions due to manufacturing difficulties and order cancellations. Factors that could materially increase the Company's capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above. Additional factors that may cause actual results to vary materially from those set forth in such forward-looking statements are described: below in Summary - "Philips Services;" in Item 1 - "Business" under the captions "Sales, Marketing and Service," and "Competition" and "Patents and Intellectual Property;" in Item 3 - "Legal Proceedings" and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Quarterly Results of Operations."

     PHILIPS SERVICES

The Company obtains a range of services world-wide through Philips and its affiliates. These services include:

     - Human Resources--services related to personnel and personnel management systems; payroll services; access to Philips' collective bargaining arrangements; access to Philips' rate for social charges in selected countries.

     -    Letters of Credit--arrangements for export sales.

     -    Guarantees--relating to customer prepayments.

     - Philips Research Laboratories--contract research with the central Philips research laboratory.

     - Corporate Purchasing--access to certain products and discounts; access to standardized purchasing coding; central electronic payment system; purchasing information and training; negotiation of new purchasing arrangements.

     - Central Finance and Administration--fixed asset registration, VAT, customs and import duty services.

     - Legal Services--local support outside the U.S., and corporate and commercial support in The Netherlands.

     - Philips Corporate Bureau on Environment and Energy--support and review on environmental matters and energy costs.

     -    Insurance--participation in the Philips insurance program.

     - Information Technologies--access to proprietary databases; use of global network.

In the event that Philips ceases to be a majority shareholder of the Company, some or all of these arrangements could terminate. It is unclear that in the event of terminations the Company would be able to find replacement services at a similar or lower price. In addition, there may be other indirect costs associated with obtaining new vendors, including diversion of management time and resources. This could have a material adverse affect on the Company's results of operations.

PRODUCTS

ELECTRON OPTICS PRODUCTS

     The Company's SEMs and TEMs that make up its EOP product offerings provide a range of structure analysis functionality for a variety of industrial and research purposes. Customers include Industry and Institute clients--research institutions, universities and materials manufacturers, as well as Semiconductor and Data Storage manufacturers. Specific applications include analysis of advanced materials such as ceramics and metals and defect review and measurement for the Semiconductor and Data Storage industries. The Company's Electron Optics Products are adaptable and user-friendly--current products run on the Windows-NT operating systems. In addition, modular hardware and software packages enable a basic instrument to be configured to specific requirements and easily reconfigured if requirements change. In general, FEI's SEMs allow for effective and non-destructive large specimen review, and its current models incorporate a new electron column that provides extremely high image resolution at low voltages. Recent innovations in FEI's environmental SEMs ("ESEMs") permit superior resolution at low vacuum pressure and allow for water vapor to be used to allow 100% relative humidity to be maintained around a hydrated specimen, making these ESEMs particularly well suited for life science and materials research. FEI's TEMs allow for advanced materials analysis, atomic-level image resolution and controlled electron diffraction. Moreover, the Company has recently developed 200 kV and 300kV TEMs, which can provide atomic resolution imaging for materials science applications, as well as 100kV TEMs with integrated atomic element mapping for life sciences applications.

     Sales of Electron Optics Products accounted for approximately 51% of the Company's net sales in 1999.

MICROELECTRONIC PRODUCTS

     The Company is a world leader in the design, manufacture and sale of Microelectronic Products. The Company's Microelectronic Products include Wafer SEMs, FIBs and DualBeam Systems. These products and applications serve customers in all of the Company's markets. Microelectronic Products are used in the Semiconductor industry for defect review and process monitoring, as well as critical yield improvement and process development tasks for Semiconductor fabs and supporting failure analysis laboratories. Applications include inspection and evaluation of lithography and etch, monitoring metal step coverage, review of defects located by optical detection tools, measuring overlay in cross section and conduction grain size analysis. Included in the Microelectronic Product offerings are systems that enable users to image, mill, cut, modify and analyze the features of samples within submicron tolerances. By precisely focusing a high current density ion beam, FIBs enable users to remove material and expose defects, deposit new conducting paths or insulating layers, analyze the chemical composition of a sample and view the area being modified, all to submicron tolerances. Other important applications include bit fail map navigation to memory cell arrays and on-wafer TEM sample preparation. The Company believes its Microelectronic Products significantly speed and improve the functions of design edit, failure analysis and process monitoring performed by IC manufacturers, thereby shortening time to market for new generations of ICs and increasing the yield of fabrication lines. The Company's Microelectronic Products can be used in other submicron, micromachining applications, including the manufacture of thin-film heads for the Data Storage industry. The Company believes charged particle technology is emerging as a viable alternative to traditional disk drive manufacturing techniques by extending trimming capabilities below those required for the most advanced head configurations.

     Sales of Microelectronic Products accounted for approximately 43% of the Company's net sales in 1999.

COMPONENT PRODUCTS

     The Company's Component Products, electron and ion emitters and focusing columns, are manufactured with a variety of technical features to meet the Company's internal needs for its EOP and Microelectronic products. In addition, certain components not used in the Company' s products are sold to outside customers. The Company sells its electron emitters primarily to manufacturers of electron beam equipment and scientific research facilities. Ion emitters are sold mainly to research and scientific facilities. The Company sells electron beam columns primarily to SEM manufacturers and sells ion beam columns primarily to manufacturers of surface analysis systems and other ion beam systems, as well as to research and scientific facilities. The Company also manufactures single crystal electron source rods and wire, which it sells to researchers and to emitter manufacturers for use in electron emitter fabrication and other research applications.

     Sales of Component Products to third party customers for 1999 were approximately 5% of net sales.

RESEARCH AND DEVELOPMENT

     The Company's research and development staff at December 31, 1999 consisted of 264 employees, including scientists, engineers, designer draftsmen and technicians, as well as software developers. The Company also contracts with Philips Research Laboratories ("PRL") for basic research applicable to the Company's core focused ion beam and electron beam technologies. In 1999, the Company paid PRL $950,000 under these research contracts. See Item 13 - "Certain Relationships and Related Transactions."

     The Company believes its knowledge of field emission technology and products incorporating focused ion beams is critical to its past and future performance in the focused charged particle beam business. In developing new field-emission based products, the Company has been able to combine its own experience with a number of outside resources. Drawing on these resources, the Company has developed a number of product innovations, including the enhanced etch process to remove metals, insulators and carbon-based materials quickly and accurately during ion milling and to heighten surface contrast for electron imaging; SIMSmap for visual display of chemical and elemental analysis; a rigid stacked disk focusing column for greater beam control; a process for deposition of insulating layers in IC modification; and enhanced processes for wafer mapping and coordination between FIB tools and CAD navigational software.

     From time to time the Company engages in joint research and development projects with certain of its customers and other parties. Electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs. In 1999 the Company received public funds under Dutch government and European Union-funded research and development programs, the most significant of which is the Micro-Electronics Development for European Applications ("MEDEA") program, which was established in 1997. The Company also maintains other informal collaborative relationships with universities and other research institutions and the Company works with several of its customers for evaluation of new products. For 1999, net of amounts received from MEDEA, the Company expended approximately $2.8 million on Company-sponsored research and development projects by third parties. In 1999, the Company did not engage in a program of customer-sponsored research and development. The Company also engages in research and development programs with certain U.S. governmental agencies. Under these contracts the Company must undertake mandated hiring practices and other obligations required of entities contracting with the U.S. government and failure to satisfy these obligations could result in the loss of these contracts.

     The Semiconductor and Data Storage manufacturing markets, as well as the Industry and Institute market into which the Company sells its principal products, are subject to rapid technological development, product innovation and competitive pressures. Consequently, the Company has expended substantial amounts on research and development. The Company generally intends to continue at or above its present level of research and development expenditures and believes that continued investment will be important to its continued ability to address the needs of its customers. Research and development efforts continue to be directed toward beam gas chemistry; specifically, gas-selective etching and further refining gas chemistry processes to enhance the elimination and deposition of insulating and conducting materials. FEI is also expending efforts on gas chemistry compatible with copper-etching. In addition to beam chemistry, a significant development effort has been undertaken to develop a platform for handling 300 mm IC wafers in a DualBeam configuration. Also, the Company recently developed important system automation for a new TEM platform that was recently introduced into the market. These are areas that the Company believes hold promise of yielding significant product enhancements. Research and development efforts are subject to change due to product evolution and changing market needs. Often, such changes cannot be predicted. Research and development expenses for 1997, 1998 and 1999 were $15.4 million, $19.5 million and $21.9 million, respectively.

MANUFACTURING

     The Company has manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; Peabody, Massachusetts and Brno, Czech Republic. The Company's Microelectronic Product manufacturing operations consist of fabricating components, testing components and subassemblies from Eindhoven and assembling and testing finished products. In 1999, the Company out-sourced electronics subassembly manufacturing in Eindhoven to RIPA Holding B.V. ("RIPA"). The Company's Electron Optics Products manufacturing operations consist primarily of the assembly of electronic and mechanical modules and final assembly and testing of systems to meet customer specifications. Orders are executed using an integrated logistics automation system that controls the flow of goods. The Company also fabricates electron and ion source materials and manufactures Component Products at its facilities in Oregon.

     The Company's production schedule for its products is generally based on a combination of sales forecasts and the receipt of specific customer orders. All components, subassemblies and finished products are inspected for compliance with Company and customer specifications. Following assembly, all products are shipped in custom protective packaging to prevent damage during shipment.

     Although many of the components and subassemblies included in the Company's system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Machinefabrieken Nederland B.V. ("Philips Machine Factory"). In addition to the Philips Machine Factory, the Company obtains a significant portion of its component parts from a second supplier, Turk Manufacturing Co. RIPA is currently a sole source for electronic subassemblies that were, until recently, manufactured at the Company's facilities in Eindhoven. The Company believes some of the components supplied to it are available to the suppliers only from single sources. Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company. In the ordinary course, the Company continually evaluates its existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

SALES, MARKETING AND SERVICE

     The Company's sales and marketing staff at December 31, 1999 consisted of approximately 212 employees, including direct salespersons, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for the Company's products, whose efforts the Company believes will further expand its Microelectronic Products and Electron Optics Products markets. The Company's sales force and marketing efforts are not segmented by product market, but are organized through three geographic sales and services divisions--for North America, Europe and the Asia Pacific Region.

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

     In a typical sale, a potential customer is provided with information about the Company's products, including specifications and performance data, by a Company salesperson. A presentation then is made at the Company's facilities. The customer participates in a product demonstration by the applications team, using samples provided by the customer. The period of time between the initial provision of product information to the customer of product information and the receipt of a purchase order is typically six to nine months.

     FEI's North American, European and Asia-Pacific Region sales and service divisions sell products in the United States and 23 other countries, including the United Kingdom, France, Germany, Italy, Japan, South Korea , The Netherlands. In December 1999, the Company acquired sales and service channels in approximately 20 countries that had previously been operated by affiliates of Philips, thereby obtaining direct control of channels in these markets. See Item 13 - "Certain Relationships and Related Transactions."

     The Company's Microelectronic Products, Electron Optics Products and Component Products are sold generally with a 12-month warranty, and warranty periods have typically been shorter for used systems. Customers of FEI's Microelectronic Products and Electron Optics Products may purchase service contracts of one year or more in duration after expiration of any warranty. Warranty and service obligations are carried out under the direction of the Company's North American, European and Asia Pacific sales and service divisions. The Company employs service engineers in each of these regions. The Company also contracts with independent service representatives for Microelectronic Products service in Japan, Israel, South Korea, Taiwan and Singapore, and expects to add additional service engineers in other locations as needed. Due to a shift in sales towards the Semiconductor manufacturing market, which generally has higher demands for responsiveness and 24-hour support, the Company anticipates further increasing its investment in service and support activities for Electron Optics Products and Microelectronic Products sold to this industry.

     Sales outside North America were 56% of net product and service sales in 1999. International sales are expected to continue to represent a significant percentage of net sales for the Company.

     Certain risks are inherent in international operations, including changes in demand resulting from fluctuations in interest and exchange rates, the risk of government-financed competition, changes in trade policies, tariff regulations and difficulties in obtaining export licenses. In addition, a substantial portion of the Company's international sales are denominated in currencies other than U.S. dollars. Consequently, a change in the value of a relevant foreign currency in relation to the U.S. dollar occurring after agreement on price and before receipt of payment could have an adverse impact on results of operations. The impact of future exchange rate fluctuations on the results of operations of the Company cannot be accurately predicted. FEI has used hedging strategies on specific sales but has no overall hedging program for foreign currency exposure. It is currently developing policies and practices to more carefully measure and manage its exposure to foreign currency fluctuations. To the extent the Company does not use hedging strategies there remains an exchange rate risk, and to the extent that it employs hedging techniques, there is no assurance such techniques will eliminate the effects of currency fluctuations. See Item 7A -- "Quantitative and Qualitative Disclosures About Market Risk."

MICRION ACQUISITION

     In August 1999, FEI Company completed its merger with Micrion. Under the terms of the Merger Agreement, Micrion became a wholly owned subsidiary of the Company. Holders of

Micrion common stock received one share of the Company's common stock and $6.00 in cash in exchange for each share of Micrion common stock.

     In connection with the Micrion merger, Philips Business Electronics, the Company's majority shareholder, pursuant to a stock purchase agreement with the Company, financed the cash portion of the merger consideration through the purchase from the Company of additional newly issued shares of common stock, amounting to 3,913,299 shares at $8.02 for a total of $31,385,000. See Item 13 - "Certain Relationships and Related Transactions."

COMPETITION

     The markets for sale of Microelectronic Products, Electron Optics Products and Component Products, are highly competitive. A number of the Company's competitors and potential competitors may have greater financial, marketing and production resources than the Company. Additionally, markets for the Company's products are subject to constant change, in part due to evolving customer needs. As the Company endeavors to respond to this change, the elements of competition as well as specific competitors may alter. Moreover, one or more of the Company's competitors might achieve a technological advance that would put the Company at a competitive disadvantage.

     The Company's competitors for the sale of Electron Optics Products include JEOL, Ltd., Hitachi, Ltd., KLA-Tencor Corporation and LEO Electron Microscopy, Inc. The principal elements of competition in the Electron Optics Products market are the performance characteristics of the system and the cost of ownership of the system, based on purchase price and maintenance costs. The Company believes it is competitive with respect to each of these factors. FEI's ability to remain competitive will depend in part upon its success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

     FEI's principal competitors for the sale of Microelectronic Products include Applied Materials Inc., Seiko Instruments Inc., Schlumberger Technologies (ATE Division), JEOL USA, Inc., Hitachi, Ltd., KLA-Tencor Corporation, Orsay Physics S.A. and NanoFab, Inc. The Company believes the key competitive factors in the Microelectronic Products market are performance, range of features, reliability and price. The Company believes it is competitive with respect to each of these factors. The Company has experienced price competition in the sale of its Microelectronic Products and believes price may continue to be an important factor in the sale of most models. Intense price competition in the sale of Microelectronic Products to strategic customers has in the past adversely affected the Company's profit margins.

     Competitors for the Component Products consist of such firms as DENKA, Orsay Physics S.A., Ion Optika, Eiko Corp., Topcon Corporation, VG Scientific and Elionix Inc. Existing competitors of the Company in the Electron Optics Products and Microelectronic Products that manufacture components for their own use are also potential competitors for the Company's Component Products. The Company believes its component products have features that allow it to compete favorably with others in this segment of its business.

     In each of the Company's markets, there are few barriers to entry. Given the fact that these markets are in the developmental stage, there is no assurance that other companies, including but not limited to certain of the Company's customers, will not enter one or more of these markets in the future.

PATENTS AND INTELLECTUAL PROPERTY

     The Company relies on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect its proprietary rights. There is no assurance, however, that any of these intellectual property rights will have commercial value or will be sufficiently broad to protect the aspect of the Company's technology to which they relate or that competitors will not design around the patents. FEI owns, solely or jointly, 25 U.S. patents, including patents acquired in the Micrion merger. The Company also owns foreign patents corresponding to many of these U.S. patents. Further, the Company has an exclusive license for one patent. These patents expire over a period of time beginning in the year 2000 through the year 2015.

     All of the patents used by the Company relating to its Electron Optics Products and certain Microelectronics Products are licensed from Philips and its affiliates. As part of the PEO Combination, the Company acquired perpetual rights to certain patents owned by Philips used in the Company's products. In addition, the Company has access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide, and the Company's patents are also subject to such cross-licenses. Some of these cross-licenses provide the Company with the right to use intellectual property that relate to its core technologies. In general these cross licenses are subject to continued majority ownership of the Company by Philips, and if that ownership ceased, the Company would lose these rights. Loss of these cross-licenses could result in the Company being unable to practice the previously cross-licensed technology, the Company having to undertake licensing arrangements and pay royalties or the Company being subjected patent infringement actions. Some of the potential implications of patent infringement claims are described below.

     Several of the Company's competitors hold patents covering a variety of focused ion beam products and applications and methods of use of focused ion and electron beam products. Some of the Company's customers may use the Company's Microelectronic Products for applications that are similar to those covered by these patents. From time to time the Company and its customers have received correspondence from competitors of the Company claiming that certain of the Company's products, as used by its customers, may be infringing one or more of these patents. None of these allegations has resulted in litigation.

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

     The Company claims trade marks on a number of its products and has obtained registration for some of these marks; however, use of the registered and unregistered marks may be subject to challenge with the consequence that the Company would have to cease using marks or pay fees for their use. In addition, under the PEO Combination agreement, the Company has the right to use of the Philips trade marks and word marks. If Philips ceased holding a majority of the outstanding common stock, the Company would be required, over a period of time, to discontinue using the Philips marks. This could have an adverse effect on product sales in certain of the Company's markets.

     The Company's automation software incorporates software from third party suppliers, which is licensed to end-users along with the Company's proprietary software. The Company depends on these outside software suppliers to continue to develop automation capacities, and the failure of these suppliers to continue to offer and develop software consistent with the Company's automation efforts could undermine the Company's ability to deliver present or anticipated product applications.

     Policing unauthorized use of the Company's technology and other intellectual property is difficult, and there is no assurance that measures taken by the Company to protect its intellectual property will be successful. Although the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that other factors, such as the Company's experience in the development of charged particle emission technology, its technical expertise, its name recognition and its continuing product support and enhancement, are also significant in maintaining the Company's competitive position in its principal markets.

EMPLOYEES

     At December 31, 1999, the Company had approximately 1310 full-time employees worldwide, including approximately 369 in manufacturing, approximately 264 in research and development, and approximately 331 in customer service, marketing and sales and finance and administration. Some of the approximately 699 employees of the Company employed outside the U.S. are covered by national, industry-wide agreements, or national work regulations that govern certain aspects of employment conditions and compensation. None of the Company's U.S. employees are subject to collective bargaining agreements, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations. Through the majority shareholdings of Philips, the Company has the benefit of certain collective bargaining arrangements and the Philips rate for social charges in The Netherlands and other countries. If Philips were to no longer be the majority shareholder, the Company would have to negotiate new collective bargaining arrangements and could be subject to higher social charge rates, both of which could result in increased labor costs for the Company.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and one of its manufacturing and research and development facilities are located in four adjacent buildings located in Hillsboro, Oregon. The leased space amounts to an aggregate of approximately 115,715 square feet, and is used for a range of manufacturing, research and development and administrative activities. The leases for the four facilities expire from March 31, 2003 through January 31, 2004. Present lease payments for the space in the four buildings total approximately $90,000 per month. The Company recently voluntarily relocated out of approximately 10,000 square feet of space in one of these four buildings and is attempting to sublease this space.

     The Company also maintains an administrative, development and manufacturing facility in Eindhoven, The Netherlands, consisting of approximately 183,000 square feet of space leased by the Company for a ten-year term commencing February 1997. Present lease payments amount to approximately $104,000 per month, assuming a constant currency exchange rate of NLG2.1 per U.S. dollar. The Company maintains leased manufacturing facilities in Brno, Czech Republic. The Company leases approximately 91,000 square feet for its administrative, development and manufacturing operations in Peabody, Massachusetts at a cost of $70,000 per month.

     The Company operates principal sales and service offices located in leased facilities in Canada, France, Germany, Italy, Japan, South Korea, The Netherlands, the United Kingdom and the United States, as well as other smaller offices in the 14 other countries where the Company has direct sales and service operations. In some of these locations, the Company leases space directly and in others obtains space through service agreements with affiliates of Philips.

     The Company expects that its facilities arrangements will be adequate to meet its needs for the foreseeable future. Overall, the Company believes it can meet increased demand for facilities that may be required to meet increased demand for its products. In addition, the Company believes that if product demand increases, it can use out-sourced manufacturing of spare parts as a means of adding capacity without increasing its direct investment in additional facilities. In connection with the recently out-sourced subassembly manufacture in Eindhoven to RIPA, the Company has provided RIPA with space to undertake its manufacturing operations. Under the outsourcing arrangement, RIPA will move these operations to its own facilities in the near term, which could leave the Company with certain unutilized space in Eindhoven.

ITEM 3.  LEGAL PROCEEDINGS

     The Company acquired Micrion in August 1999. On August 2, 1996, an action was filed in the U.S. District Court for the District of Massachusetts against Micrion, Nicholas P. Economou, who at the time was a director and officer of Micrion and is presently an officer and director of the Company, and other former officers of Micrion. On September 9, 1996, another action was filed in the same court against Micrion, Dr. Economou and these former officers as well as Billy W. Ward, who at the time was also an officer of Micrion. Mr. Ward is presently an employee of the Company. On December 6, 1996, the plaintiffs in both actions filed an amended consolidated complaint. The consolidated complaint does not contain a claim against Mr. Ward. The consolidated complaint purports to be brought on behalf of a class of purchasers of Micrion's common stock from April 26, 1996 through June 21, 1996. It asserts claims for violations under the federal securities laws, alleging that Micrion made false and misleading statements to the public concerning the nature of its sales agreement with a customer. Factual discovery in the case has been completed. Micrion filed a motion for summary judgment to dismiss the case, which was denied on September 24, 1998. At a hearing on September 22, 1999, the Court invited the defendants to file a renewed motion for summary judgment, which was heard on November 22, 1999. On December 6, 1999, the Court granted defendants renewed summary judgement motion. On December 22, 1999, the plaintiffs filed notice of appeal of the decision with the U.S. Court of Appeals for the First Circuit. The Company expects that it will be several months before the appeal is briefed, argued and decided. The Company continues to believe the consolidated complaint to be without merit and intends to carry on its vigorous defense of the claims. There is no assurance, however, that the Company will be successful in defending this lawsuit or that money damages, if awarded, would not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company as of March 1, 2000.


                      NAME                                   AGE                        POSITION
Dr. Lynwood W. Swanson...................................    65       Chairman of the Board of Directors and
                                                                      Chief Scientist

Vahe A. Sarkissian.......................................    57       President, Chief Executive Officer and
                                                                      Director

Dr. Nicholas P. Economou.................................    51       Chief Operating Officer and Director

Dr. Karel D. van der Mast................................    51       Executive Vice President and General
                                                                      Manager, Microelectronics Product Division

William P. Mooney........................................    49       Executive Vice President and Chief
                                                                      Financial Officer

Nico Vrijenhoek..........................................    59       Senior Vice President and General Manager,
                                                                      Electron Optics Product Division

Bradley J. Thies.........................................    39       General Counsel and Secretary

Mark V. Allred...........................................    41       Controller and Assistant Treasurer


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

     VAHE A. SARKISSIAN joined the Company as President, Chief Executive Officer and director in May 1998. From 1994 to 1995, he was President and Chief Executive of Metrologix Inc., an electron beam metrology company. Mr. Sarkissian was with Silicon Valley Group ("SVG") from 1989 to 1993, as President and Chief Operating Officer and prior to that, as President and Chief Executive Officer of SVG Lithography Systems, a subsidiary of SVG. Prior to SVG he was a Vice President of Data General Corp. He has also held several technical and management positions with Semiconductor companies, including Advanced Micro Devices, Inc. Further, he served on the board of several technology companies. Mr. Sarkissian holds a B.S.E.E. from Northrop University and an M.S.E.E. from the University of Santa Clara.

     NICHOLAS P. ECONOMOU. Dr. Economou has served as a director and Chief Operating Officer of FEI since August 1999. Dr. Economou joined Micrion Corporation in 1984 as Vice President of Engineering and served most recently as its Chief Executive Officer and Chairman of the Board of Directors since August 1993. Dr. Economou holds a B.A. in physics from Dartmouth College and an M.A. and Ph.D. in physics from Harvard University.

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

     KAREL D. VAN DER MAST joined the Company as Executive Vice President Marketing, Technical Officer and director in February 1997. Dr. van der Mast served as Business Manager and Strategic Marketing Manager of Philips Electron Optics B.V. from October 1995 to February 1997. In 1988 he joined Philips Electron Optics B.V. as Research and Development Manager. From 1983 to 1988, Dr. van der Mast was Professor of Physics at the Technical University of Delft, leading research in fast electron beam lithography systems. He first joined Philips in 1978 as TEM Development Manager. Dr. van der Mast holds an Engineers degree and a Ph.D. degree in physics from the Technical University of Delft and has published articles in the fields of physics and electron microscopy.

     NICO VRIJENHOEK was named Senior Vice President and General Manager of the Company's Electron Optics Product Division in 1998. From 1994 to 1998, Mr. Vrijenhoek was Chief Executive Officer of Panta Electronics, a provider of advance power supplies to the telecommunications industry.

     BRADLEY J. THIES became General Counsel to the Company in February 1999 and Secretary to the Company in June 1999. From March 1998 through February 1999, Mr. Thies was General Counsel and Secretary of DataWorks Corporation, an enterprise resource planning software company. From January 1994 until December 1996, Mr. Thies was General Counsel and Assistant to the Chairman of HomeTown Buffet, Inc., a restaurant company. Prior to that time Mr. Thies was in private practice with Stoel Rives LLP. Mr. Thies holds a B.A. in political science and history from Willamette University and a J.D. from Columbia Law School.

     MARK V. ALLRED joined the Company as Controller in December 1997. From November 1996 to November 1997, Mr. Allred was Controller for Epitope, Inc., a biotechnology company. From

May 1982 to November 1996, Mr. Allred was employed by Deloitte & Touche LLP, most recently as Senior Audit Manager. Mr. Allred holds a B.S. degree in accounting from Portland State University and an M.B.A. degree from the University of Minnesota. Mr. Allred is a certified public accountant.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FEIC." The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock, as reported by the Nasdaq Stock Market's National Market.

                                     HIGH                 LOW
1998
First Quarter                       $15 1/18              $ 8
Second Quarter                       12 5/8                 6 1/2
Third Quarter                         9 3/4                 5 3/16
Fourth Quarter                       10                     5 3/8

1999
First Quarter                        12 1/4                 7 7/16
Second Quarter                        8 7/8                 6 1/2
Third Quarter                         9 3/4                 6 3/4
Fourth Quarter                       15 15/16               6 3/4

      As of March 14, 2000 there were approximately 151 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

      The Company has never declared or paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and development of its business.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The selected consolidated statement of operations data presented below for each of the years in the three-year period ended December 31, 1999 and the selected consolidated balance sheet data presented below as of December 31, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company included elsewhere in this report. The selected consolidated statement of operations data for the years ended December 31, 1995 and 1996 and the selected consolidated balance sheet data as of December 31, 1995, 1996 and 1997 have been derived from audited financial statements of the Company not included herein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

      The selected consolidated financial data as of and for the years ended December 31, 1995 and 1996 reflect the PEO Operations on a stand-alone basis. The selected consolidated financial data as of and for the year ended December 31, 1997 reflect the PEO Operations from January 1, 1997 to
February 20, 1997 and the combined FEI and PEO Operations from February 21, 1997 to December 31, 1997. The selected consolidated financial data as of and for the years ended December 31, 1998 and 1999 reflect the combined FEI and PEO Operations.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                      PEO OPERATIONS                              COMBINED COMPANY
------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                       1995             1996              1997             1998              1999
------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales                                 $    109,117     $    112,384      $    168,796      $    178,771      $    216,152
Cost of sales                                   72,686           79,065           106,629           119,579           131,143
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                    36,431           33,319            62,167            59,192            85,009
 Total operating expenses (1)                   28,886           32,632            95,040            68,768            87,524
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                          7,545              687           (32,873)           (9,576)           (2,515)
Other income (expense), net                      1,700               --              (622)           (4,129)              (65)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                       9,245              687           (33,495)          (13,705)           (2,580)
Tax expense (benefit)                            3,317              740             3,107            (4,797)            4,800
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         $      5,928     $        (53)     $    (36,602)     $     (8,908)     $     (7,380)
------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share, basic
   and assuming dilution                  $       0.61     $      (0.01)     $      (2.19)     $      (0.49)     $      (0.34)
------------------------------------------------------------------------------------------------------------------------------
Shares used in per share calculation,
   basic and assuming dilution (2)           9,728,807        9,728,807        16,677,336        18,105,808        21,745,065



(IN THOUSANDS, EXCEPT PER SHARE DATA)          PEO OPERATIONS                COMBINED COMPANY
--------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,              1995         1996         1997         1998          1999
--------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents           $     --     $     --     $ 16,394     $ 15,198     $ 11,124
Working capital                       23,844       31,113       64,496       70,350       84,957
Equipment                              6,039        5,570       19,246       23,845       28,768
Total assets                          60,742       71,824      183,022      191,138      288,100
Long-term interest bearing debt           --           --       17,844       26,349       36,012
Shareholders' equity                  32,551       43,070      104,889       97,627      152,577


(1) Total operating expenses include nonrecurring expenses in 1997, 1998 and 1999. Included in 1997 total operating expenses is a charge of $38.0 million to write-off acquired in-process research and development in connection with the PEO Combination and a restructuring charge of $2.5 million. Included in 1998 total operating expenses is a restructuring charge of $5.3 million. Included in 1999 total operating expenses is a charge of $14.1 million to write-off acquired in-process research and development in connection with the Micrion acquisition and a restructuring charge of $0.1 million. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

YEARS ENDED DECEMBER 31,                    1997           1998           1999
--------------------------------------------------------------------------------
Net sales                                  100.0%         100.0%         100.0%
Cost of sales                               63.2           66.9           60.7
--------------------------------------------------------------------------------
Gross profit                                36.8           33.1           39.3
Research and
   development                               9.1           10.9           10.1
Selling, general
   and administrative                       21.9           23.2           22.0
Amortization of
   purchased goodwill
   and technology                            1.2            1.4            1.7
Purchased in-process
   research
   and development                          22.6            0.0            6.5
Restructuring and
   reorganization costs                      1.5            3.0            0.1
--------------------------------------------------------------------------------
Operating loss                             (19.4)          (5.4)          (1.2)
Other expense, net                          (0.4)          (2.3)           0.0
--------------------------------------------------------------------------------
Loss before taxes                          (19.8)          (7.7)          (1.2)
Tax expense (benefit)                        1.8           (2.7)           2.2
--------------------------------------------------------------------------------
Net loss                                   (21.7)%         (5.0)%         (3.4)%
--------------------------------------------------------------------------------

NET SALES. Net sales for the year ended December 31, 1999 increased $37.4 million (21%) compared to the year ended December 31, 1998. The acquisition of Micrion, completed in August 1999, contributed $12.8 million to 1999 net sales. Net sales for the year ended December 31, 1998 increased $10.0 million (6%) compared to the corresponding period in 1997. The 1998 period included net sales of the combined company, while the 1997 period included net sales of the PEO Operations only through February 20, 1997 and net sales of the combined company thereafter.

      Microelectronics segment product sales increased $29.5 million (54%) in 1999 compared to 1998. Of this increase, $9.3 million was attributable to the Micrion product division. Microelectronics segment service sales increased $4.6 million (90%) in 1999 compared to 1998, with Micrion contributing $3.5 million of the increase. Industry conditions in both the semiconductor-manufacturing sector and the data storage sector were generally stronger in 1999 than in 1998. In addition, the development of new applications for the Microelectronics segment products contributed to increased demand. Unit volume in the segment increased by 17% from 1998 to 1999 and average selling price also increased by 17%. The increase in average selling price is partially due to increased prices, and partially due to changes in product mix towards higher value systems. From 1997 to 1998, Microelectronics segment product sales increased $5.8 million (12%), while service revenues for this segment increased $0.3 million (5%). Unit volume in the segment increased by 5% from 1998 to 1999 and average selling price increased by 5%.

      Electron Optics segment product sales increased $3.3 million (4%) in 1999 compared to 1998. Electron Optics segment service sales increased $3.8 million (16%) in 1999 compared to 1998. The Company introduced a new series of TEM products in late 1998 and strong demand for these products contributed to the sales increase in 1999. Sales of the Company's SEM products decreased from 1998 to 1999, primarily due to increased competition. Growth in 1999 segment service revenues was due to the Company's increasing installed base of systems and the acquisition of additional sales and service businesses from Philips in late 1999, which contributed $0.5 million in 1999 service revenues. From 1997 to 1998, Electron Optics segment product sales decreased $4.3 million (5%), primarily due to increased competition and softness in the materials and life sciences market sectors, while service revenues for this segment increased $3.9 million (20%) from 1997 to 1998. Growth in 1998 segment service revenues was due to the Company's increasing installed base.

      Product sales in the Components segment decreased $3.8 million (24%) in 1999 compared to 1998. The demand for Components segment products was weak in the first half of 1999, due to customers' utilization of on-hand inventories. From 1997 to 1998, Components segment product sales increased $4.2 million (37%) due to strong demand from OEM manufacturers.

YEARS ENDED DECEMBER 31,                    1997            1998          1999
--------------------------------------------------------------------------------
Sales by Geographic Region:
North America                                42%             42%             44%
Europe                                       31              34              29
Asia Pacific                                 25              22              25
Rest of World                                 2               2               2
--------------------------------------------------------------------------------
                                            100%            100%            100%
--------------------------------------------------------------------------------

Year over year sales increased from 1998 to 1999 in each of the three major geographic regions in which the Company sells; North America, Europe, and Asia Pacific. In North America, sales increased by $19.7 million (27%) from 1998 to 1999 due to increased demand in the semiconductor industry in that region. In Europe, sales increased by $2.2 million (4%) from

1998 to 1999 largely due to increased service revenue resulting from the increase in the Company's installed base of systems and also the acquisition of additional sales and service businesses from Philips in late 1999. In the Asia Pacific region, sales increased by $13.7 million (35%) from 1998 to 1999 due to increased demand in the data storage industry in that region. From 1997 to 1998, sales in North America increased $2.9 million (4%), sales in Europe increased $9.5 million (19%) and sales in the Asia Pacific region decreased $3.5 million (8%). The increase in 1998 sales in Europe was primarily due to the increase in Electron Optics service sales. Sales declined in the Asia Pacific region in 1998 largely due to the depressed general economic condition of the region.

      In addition to the U.S. Dollar, the Company conducts significant business in Euros, British Pounds, and Japanese Yen. In general, the U.S. Dollar was stronger in relation to the Euro (and the underlying European currencies) and British Pound and weaker in relation to the Japanese Yen during 1999 as compared to 1998. Accordingly, the translation of sales denominated in European currencies resulted in lower reported sales in U.S. Dollars in 1999 as compared to 1998. The translation of sales denominated in Japanese Yen resulted in higher reported sales in U.S. Dollars in 1999 as compared with 1998. In 1998, the U.S. Dollar was generally stronger in relation to European currencies and weaker in relation to the Japanese Yen as compared to 1997.

GROSS PROFIT. Gross profit as a percentage of sales ("gross margin") was 36.8%, 33.1% and 39.3% for each of the years ended December 31, 1997, 1998 and 1999, respectively. The 1999 gross profit was negatively impacted by $1.0 million of non-cash inventory step-up adjustments related to the Micrion acquisition. Without these purchase accounting effects, the gross margin would have been 39.8%. During the third quarter of 1998, the Company recognized charges totaling $9.5 million in cost of sales for inventory write-offs, obsolescence reserves, reserves for product upgrades, and increased warranty reserves. Excluding the effect of these charges, the gross margin would have been 38.4% for the year ended December 31, 1998. In addition, the write-up of Pre- combination FEI's inventory from cost to fair market value and the resulting increase in cost of goods sold had a negative impact on gross profit as a percentage of sales for the year ended December 31, 1997. This write-up of Pre-combination FEI's assets was a result of the reverse acquisition accounting applied to the PEO Combination.

      The improvement in the Company's gross margin over the last three years was primarily due to changes in product mix, partially off-set by a higher percentage of total sales attributed to the service business, on which the Company earns a lower gross margin than on product sales. The gross margin also benefited from the purchase of the additional sales and distribution businesses from Philips in late 1999, which resulted in a higher proportion of direct sales versus distributor sales. In general, distributor sales carry a lower gross margin but require lower levels of selling, general and administrative costs. In late 1999 the Company expanded its distributor arrangements in the Asia Pacific region and anticipates that increased distributor sales in Asia Pacific will off-set the increased direct sales in Europe. Other margin improvement contributions resulted from outsourcing activities which occurred in 1998 and 1999 for several mechanical and electrical subassemblies. In addition, the Company's service business is not expected to grow as rapidly as the anticipated growth in product sales over the near term.

RESEARCH AND DEVELOPMENT COSTS. Research and development ("R&D") costs for 1999 increased $2.4 million (12%) compared to 1998 and increased $4.1 million (27%) in 1998 compared to 1997. As a percentage of sales, R&D costs were 9.1%, 10.9% and 10.1% for 1997, 1998 and 1999, respectively. Micrion accounted for $2.3 million of additional R&D expenses in 1999. R&D expense is reported net of subsidies and capitalized software development costs. These off-sets to 1999 R&D expense increased by $1.9 million from 1998 to 1999. Excluding the effects of these increased off-sets and the effect of the Micrion acquisition, 1999 R&D expense increased $2.1 million (9%) from 1998 to 1999. The 1998 increase reflects increased efforts to develop certain technologies for new products. Expenditures for these efforts represented $3.6 million of the 1998 increase over 1997 expenditures. The 1997 expense includes the write-off of $1.6 million of previously capitalized software development costs in the first quarter. The 1997 costs do not include Pre-combination FEI prior to the PEO Combination date of February 21, 1997.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative ("SG&A") costs for 1999 increased $6.2 million (15%) compared to 1998, and increased $4.4 million (12%) in 1998 compared to 1997. As a percentage of sales, SG&A costs were 21.9%, 23.2% and 22.0% in 1997, 1998 and 1999, respectively. The increase in SG&A costs in 1999 was primarily attributable to the acquisition of Micrion in August 1999, which added $4.5 million in 1999 expenses, as well as the acquisition of the additional sales and service businesses from Philips, which added $0.6 million to the 1999 expense. The increase in SG&A costs for 1998 was primarily attributable to increased salary and related personnel costs of $5.0 million. A portion of the increase stems from the comparison of the 1998 twelve-month period of the combined company with approximately ten-months for the combined company in the 1997 period. The first quarter of 1997 also included $1.1 million in bad debt expenses.

AMORTIZATION OF PURCHASED GOODWILL AND TECHNOLOGY. Purchase accounting for the PEO Combination as of February 21, 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that is being amortized over a 15-year period. Purchase accounting for the Micrion acquisition as of August 13, 1999 resulted in the recognition of intangible assets in the amount of $16.3 million for existing technology that is being amortized over a 10-year period, and goodwill of $24.1 million that is being amortized over a 12-year period. Amortization of purchased goodwill and technology increased by $1.2 million (48%) in 1999 compared with 1998 as a result of the Micrion acquisition. Amortization of purchased goodwill and technology for 1998 increased $0.4 million (20.0%) compared to 1997, reflecting 12 months amortization from the PEO Combination compared to approximately ten months amortization in 1997. Amortization of purchased goodwill and technology is expected to increase to approximately $6.1 million in 2000 from the effects of a full year of amortization of the Micrion acquisition intangibles.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. Purchase accounting for the PEO Combination in 1997 resulted in the recognition of an intangible asset in the amount of $38.0 million representing the estimated fair value of in-process research and development of Pre-combination FEI. Purchase accounting for the Micrion acquisition in 1999 resulted in the recognition of an intangible asset in the amount of $14.1 million representing the estimated fair value of in-process research and development of Micrion at the date of acquisition. In keeping with the Company's policy to expense research and development costs as they are incurred, these intangible assets were written off with a charge to earnings immediately following the acquisitions.

      In connection with the purchase accounting for the PEO Combination, the Company identified four significant projects under development. The development of three of those four projects was completed in 1997 and 1998, with revenue recognized in late 1997, 1998 and 1999. The fourth project was still under development at the end of 1999 and is expected to begin to generate revenue in 2000. The Company's long-term expectations for its markets and, accordingly, for these projects, have not changed significantly. In connection with the purchase accounting for the Micrion acquisition, the Company identified four significant projects under development at the date of the acquisition. Two of those categories represent enhancements to the resolution and automation of existing products designed primarily for the semiconductor industry. Micrion, which has become a division of the Company, is also enhancing the automation of its products for the data storage industry. Finally, the Micrion division is continuing to develop its products for the lithography photo mask repair market. None of the projects in these categories had been proven technologically feasible or had generated revenue as of the date of the evaluation; however, these projects are expected to begin generating revenue in 2000. Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the cost of development of these projects. For additional information see Note 2 of the Notes to Consolidated Financial Statements.

RESTRUCTURING AND REORGANIZATION COSTS. In March 1997, the Company transferred its ElectroScan manufacturing activities to its manufacturing facility in Eindhoven, The Netherlands, and abandoned the majority of the technology acquired. Consequently, a charge to earnings of $2.5 million was recognized. The charge included $1.5 million of goodwill attributable to the acquisition of the assets of ElectroScan, along with estimated severance costs for 11 ElectroScan employees and other related costs. In 1998 the Company implemented a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The program was to eliminate approximately 173 positions worldwide, or about 16% of its work force as of July 1998. The charge of $5.3 million recognized in 1998 represented the cost of providing severance, outplacement assistance, and associated benefits to affected employees, as well as moving and lease abandonment costs associated with closing duplicate facilities. The charge of $0.1 million recognized in 1999 represents the cost of relocating certain office facilities. Of this charge, $1.7 million remains as a liability at December 31, 1999. This liability will be discharged in 2000 as the Company's long-term employment termination obligations are paid and as the abandoned facility leases expire. The following table summarizes the December 31, status of the restructuring and reorganization costs.

YEARS ENDED DECEMBER 31,                           1997       1998         1999
--------------------------------------------------------------------------------
Restructuring and Reorganization Costs
Charged to expense:
   ElectroScan operation                          $2,478
   Worldwide restructuring
     and reorganization                                       $5,320      $  131
Less settled amounts                                 779       2,012       1,499
Less non-cash write downs                          1,699         253          --
--------------------------------------------------------------------------------
Remaining cash requirements
   at year end                                    $   --      $3,055      $1,687
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE), NET. Interest income for 1997, 1998 and 1999 represents interest earned on the short-term temporary investment of excess cash. The increase in interest income in 1999 compared to 1998 is primarily the result of increased principal invested. Interest expense for the same periods represents interest incurred on borrowings under the Company's bank line of credit facilities and on borrowings from Philips. 1999 interest expense generally reflects higher levels of borrowing off-set by lower interest rates under the Philips credit facility, as compared to the Company's previous borrowings. The increase in interest expense in 1998 compared to 1997 primarily reflects higher levels of borrowing.

      In September 1998, management reduced to zero the carrying value of its cost-method investment in Norsam Technologies, Inc. ("Norsam") and, accordingly, recorded a $3.3 million valuation adjustment. Management revised its projections of future cash flows that it expected to receive from this investment based on Norsam's operating results and its divestiture of certain operating assets.

INCOME TAX EXPENSE. The effective income tax rate was (186)% for the year ended December 31, 1999, 35% for the year ended December 31, 1998 and (9)% for the year ended December 31, 1997. The Company's effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of the amortization and immediate write-off of intangible assets not deductible for income tax purposes. The effective tax rate also differs from the U.S. federal statutory rate due to state and foreign taxes and the favorable tax effect of the Company's use of a foreign sales corporation for exports from the U.S., among other factors.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations increased to $16.2 million, 474% higher than 1998, and 140% higher than 1997, primarily due to improved operating results. Increased sales lead to a $25.8 million increase in gross profit for 1999. This increase was offset by a $8.7 million increase in R&D and selling, general and administrative costs. For 1998, cash received from customers increased $32.6 million over 1997. However, this increase was more than offset by increases in cash paid to suppliers and employees, which increased approximately $36.5 million due to increases in inventories as well as reductions in amounts owed to those parties. For 1998, non-cash expenses for depreciation and amortization were $ 8.6 million combined, 37% lower than 1999. Accounts receivable increased $24.0 million from 1998 to 1999. The increase was due to third and fourth quarter business combinations and higher year-end shipping volumes. Similarly in 1997, receivable levels increased significantly ($15.4 million) in conjunction with the business combination with Philips. The 1999 business combinations also contributed to an increase in other assets, principally spare parts inventory which is not expected to be utilized within a twelve month period.

      Management assesses liquidity needs by evaluating cash balances on hand, available borrowings under its credit lines, working capital trends, and expected cash flows from operating activities versus its investment needs. The Company has invested both through research expenditures and through investments in business combinations to expand its position in the Microelectronics business segment. During 1999 the Microelectronics segment increased its operating income to $8.4 million following a loss in 1998. Management believes that this segment will continue to increase in sales and operating profits and provide sufficient cash flows to warrant continued investment.

      The Company operates sales and service operations on a worldwide basis and transacts in numerous foreign currencies whose value in relation to the US dollar fluctuates daily. Its principal raw materials, labor, and other manufacturing costs are primarily denominated in US dollars, Dutch guilders, and Euros. The Company attempts to mitigate its currency translation and transaction exposures by using forward exchange contracts and by borrowing in multiple currencies. It also negotiates the selling currency with its customers. The mandate of the conversion to the Euro in many European countries affords an opportunity to reduce the number of cross currency transactions.

      The Company entered into a $50 million unsecured revolving credit agreement on February 25, 1999 with Philips, its majority shareholder. The agreement matures on February 26, 2002. It provides the Company with increased borrowing capacity, replacing the $25 million facility, which was in place during 1997 and 1998. The funds may be drawn either in the U. S. or offshore in a choice of three currencies. Under terms of the agreement, the Company must comply with customary banking terms and conditions including financial covenants which require specific minimum equity levels and minimum cash flow to interest expense ratios. As of December 31,1999, the Company was in compliance with the covenants in the agreement. Interest on the outstanding balance is based on an applicable LIBOR rate for one, three, or six months at the Company's option plus .75%. As of December 31, 1999, borrowings under the credit facility were $34.8 million, providing unused credit capacity of $15.2 million. The Company also maintains a $5 million uncommitted line of credit with a U. S. Bank, which is utilized to support standby letters of credit, as well as certain limited credit facilities in foreign countries.

      In August 1999, in connection with the business combination with Micrion, the Company sold 3,913,299 shares to Philips in a private transaction providing $31.4 million in net proceeds. The Company also issues shares to fund its Employee Stock Purchase Plan which enables employees to purchase Company shares at a 15% discount to market price at fixed points in time. The Company also grants options to purchase Company shares to many of its employees and Directors as part of incentive and other compensation programs. During 1999, 1,161,565 shares were sold or granted under these programs as compared to 1,790,818 shares sold or granted in 1998, and 187,104 shares sold in 1997.

      During 1999 the Company made several business investments in addition to ongoing investments in equipment and product development. The largest of these investments was the August 1999 purchase of Micrion Corporation. Purchase consideration for this transaction, including transaction costs, consisted of cash and Company shares totaling $69.4 million. In September 1999, the Company invested $3.0 million to acquire a 9.5 % interest in a "start-up" company, which is introducing an atomic force microscopy tool for the semiconductor industry. In conjunction with the investment, the Company entered into a distribution agreement through which it will market, sell, and service the equipment. The Company also obtained an option to purchase additional equity at a predetermined price and may make a follow-on investment in the future. During the fourth quarter of 1999, the Company acquired sales and service capabilities in a number of smaller market areas. Purchase consideration included a preliminary cash payment of $3.3 million. The Company expects to continue to utilize acquisition and investment opportunities to augment its growth and market position.

      The Company also made capital expenditures for acquisition of equipment of $8.3 million in 1999, 30 % lower than the $11.9 million invested in 1998 and 11% lower than the $9.4 million expended in 1997. These expenditures are primarily for application laboratory and demonstration systems, which exhibit the capabilities of the Company's equipment to its customers and potential customers. The lower capital spending level was in anticipation of the business combination with Micrion, which added both domestic and offshore application laboratory and demonstration equipment. Capital expenditures in 2000 are expected to increase to the $12 million to $16 million range for this type of equipment as well as equipment used for research and development. The Company also invests in internally developed software, which controls its equipment and provides information from the equipment for use by customers. In 1999, capitalized amounts for internally developed software increased to $2.9 million from the 1998 investment of $2.3 million and the 1997 investment of $1.4 million. These expenditures are expected to continue to increase as the Company introduces new products and adds new applications to its existing products.

BOOKINGS AND BACKLOG

The Company's backlog consists of purchase orders it has received for products and services it expects to ship and deliver within the next 12 months. At December 31, 1999 the Company's product backlog was $89 million and its field service backlog was $13 million for a total backlog of $102 million. For 1999, the Company's consolidated book-to-bill ratio for both products and service was 1.2 to 1. At December 31, 1998 the Company's product backlog was $64 million and its field service backlog was $9 million for a total backlog of $73 million. The Company expects to ship all products representing this backlog in 2000, although there is no assurance that the Company will be able to do so. A substantial portion of the Company's backlog relates to orders for products with a relatively high average selling price. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

YEAR 2000 DISCLOSURE

In 1998 the Company began working to address Year 2000 issues. The Company focused its efforts on testing and addressing deficiencies in the following areas: (i) products; (ii) hardware and software of the Company's manufacturing control, accounting and other information technology systems;
(iii) identification and assessment of other third suppliers' products; and
(iv) communications with the customer base concerning Year 2000 readiness of the Company's products. The Company completed its efforts in these areas in the fourth quarter of 1999. With the passing of January 1, 2000, the Company reports that no significant Year 2000 problems arose. The Company did not specifically track expenditures related to its Year 2000 preparedness effort; any such costs were expensed as incurred. No further significant expenditures related to the Year 2000 issue are expected.

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

QUARTERLY RESULTS OF OPERATIONS

The following table presents certain unaudited financial data for each of the eight quarters in 1998 and 1999. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial information appearing elsewhere in this Report and includes all adjustments, consisting only of normal recurring adjustments (except for the adjustments described in the following paragraphs), necessary for a fair presentation of the financial position and results of operations for these periods. The operating results for any quarter are not necessarily indicative of results for any future period.

      The results for the three months ended September 27, 1998 include the following non-recurring adjustments: (i) restructuring and reorganization costs totaling $5.0 million in connection with the Company's reduction in force and consolidation of duplicate facilities; (ii) valuation adjustment related to the Company's $3.3 million investment in Norsam; (iii) inventory write-offs and obsolescence reserves totaling $4.2 million primarily related to the consolidation of U.S. field service operations; (iv) increased warranty reserves of $2.0 million reflecting the increased cost of warranty for in-line FIBs; and (v) $3.2 million of product upgrade reserves reflecting the decision to replace certain third party components within the installed base of one of the Company's products. The results for the three months ended December 31, 1998 include restructuring and reorganization charges totaling $0.4 million.

      The results for the three months ended April 4, 1999 include restructuring and reorganization charges of $0.1 million. The results for the three months ended October 3, 1999 include a charge of $12.0 million for estimated purchased in-process research and development associated with the acquisition of Micrion. The results for the three months ended December 31, 1999 include a charge of $2.1 million for the final purchased in-process research and development associated with the acquisition of Micrion.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1998                                          1999
------------------------------------------------------------------------------------------------------------------------------------
                                        MARCH 29     JUNE 28    SEPT. 27    DEC. 31     APRIL 4    JULY 4      OCT. 3      DEC. 31
------------------------------------------------------------------------------------------------------------------------------------
Net sales                               $ 35,954    $ 44,922    $ 42,440    $ 55,455   $ 45,408   $ 45,722    $ 52,044    $ 72,978
Cost of sales                             21,858      27,850      36,564      33,307     28,083     27,552      32,017      43,491
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                              14,096      17,072       5,876      22,148     17,325     18,170      20,027      29,487
Total operating expenses                  14,331      15,846      21,003      17,588     16,513     16,342      29,919      24,750
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                     (235)      1,226     (15,127)      4,560        812      1,828      (9,892)      4,737
Other income (expense), net                 (216)       (521)     (3,509)        117        326       (166)       (286)         61
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                  (451)        705     (18,636)      4,677      1,138      1,662     (10,178)      4,798
Tax expense (benefit)                       (158)        247      (6,523)      1,637        432        688         867       2,813
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                       $   (293)   $    458    $(12,113)   $  3,040   $    706   $    974    $(11,045)   $  1,985
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)  per share;
   basic                                $  (0.02)   $   0.03    $  (0.67)   $   0.17   $   0.04   $   0.05    $  (0.48)   $   0.07
   diluted                              $  (0.02)   $   0.02    $  (0.67)   $   0.16   $   0.04   $   0.05    $  (0.48)   $   0.07
Shares used in per share calculation;
   basic                                  18,078      18,079      18,105      18,161     18,205     18,319      23,017      27,417
   diluted                                18,078      18,345      18,105      19,075     19,260     19,314      23,017      28,510

      The Company's operating results have fluctuated in the past and may fluctuate significantly in the future. Fluctuations in operating results may be caused by a variety of factors, including the relatively high unit cost of the Company's Microelectronic Products and Electron Optics Products, competitive pricing pressures, conditions in the company's principal markets, the timing of orders from major customers and new product introductions, customer cancellation or delay of shipments, long sales cycles, changes in the mix of products sold and the proportion of domestic and international sales, specific feature requests by customers, product delays and currency exchange rate fluctuations. The Company will continue to derive a substantial portion of its revenues from the sale of a relatively small number of Microelectronic Products and Electron Optics Products. As a result, the timing of revenue recognition from a single order could have a significant impact on the Company's net sales and operating results for a reporting period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A large portion of the Company's business is conducted outside of the United States through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results. The major foreign currencies in which the Company faces periodic fluctuations are the Euro (and the underlying European currencies), the British pound sterling, and the Japanese yen. Although for each of the last three years more than 57% of the Company's sales occurred outside of the United States, a large proportion of these sales were denominated in U.S. dollars and Dutch guilders (the Euro in 1999). As a result, despite an overall strengthening of the U.S. dollar against European currencies in 1999, net sales were not materially affected since the impact of the strengthening of the U.S. dollar against European currencies was fully offset by the impact of the dollar weakening against the Japanese yen. Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments reduced shareholders' equity and comprehensive income for 1999 by $2.0 million, net of tax benefit.

      The Company's primary exposure to changes in foreign currency exchange rates results from intercompany loans made between the U.S. and Dutch subsidiaries and its other foreign subsidiaries. The Company hedges its investment in a Japanese subsidiary but does not otherwise actively hedge this exposure. The Company does not enter into derivative financial instruments for speculative purposes. The Company does from time to time enter into forward sale or purchase contracts for foreign currencies to hedge specific sales transactions. As of December 31, 1999, the aggregate notional amount of these contracts was $2.8 million. Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of December 31, 1999 would decrease by approximately $0.3 million. The decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

INTEREST RATE SENSITIVITY. The Company borrows funds under variable rate borrowing arrangements. As of December 31, 1999 and during the entirety of 1999, the Company did not hedge its exposure to interest rate risk. The Company would not experience a material impact on its income before taxes as the result of a 1% increase in the short-term interest rates which are used to calculate its interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

YEARS ENDED DECEMBER 31,                                                        1998         1999
---------------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                                  $  15,198    $  11,124
  Receivables (Note 4)                                                          53,645       77,628
  Current account with Philips (Note 15)                                            --           95
  Inventories (Note 5)                                                          43,518       59,517
  Deferred income taxes (Note 11)                                                9,926       16,699
  Other                                                                          4,273        6,796
---------------------------------------------------------------------------------------------------
           Total current assets                                                126,560      171,859
Equipment (Note 6)                                                              23,845       28,768
Purchased Goodwill And Technology (Note 2)                                      29,000       65,586
Other Assets (Note 7)                                                           11,733       21,887
---------------------------------------------------------------------------------------------------
Total                                                                        $ 191,138    $ 288,100
---------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                                           $  10,607    $  21,362
  Current account with Philips (Note 15)                                         5,043           --
  Accrued payroll liabilities                                                    3,908        6,795
  Accrued warranty reserves                                                      6,186        8,779
  Deferred revenue                                                              15,744       20,627
  Income taxes payable                                                             952        6,105
  Accrued restructuring costs (Note 3)                                           3,055          426
  Other current liabilities (Note 8)                                            10,715       22,808
---------------------------------------------------------------------------------------------------
           Total current liabilities                                            56,210       86,902
Bank Line Of Credit Borrowings (Note 9)                                          7,250        1,192
Credit Facility With Philips (Note 9)                                           19,099       34,820
Deferred Income Taxes (Note 11)                                                  7,861       10,637
Other Liabilities                                                                3,091        1,972
Commitments And Contingencies (Notes 10 and 17)                                     --           --
Shareholders' Equity (Note 12):
  Preferred stock - 500,000 shares authorized; none issued and outstanding          --           --
  Common stock - 30,000,000 shares authorized; 18,318,095 issued and outstanding as of December 31, 1998.  45,000,000 shares authorized;
   27,544,280 issued and outstanding as of December 31, 1999                   150,751      218,406
  Note receivable from shareholder                                              (1,116)      (1,116)
  Accumulated deficit                                                          (45,510)     (56,185)
  Accumulated other comprehensive loss                                          (6,498)      (8,528)
---------------------------------------------------------------------------------------------------
           Total shareholders' equity                                           97,627      152,577
---------------------------------------------------------------------------------------------------
Total                                                                        $ 191,138    $ 288,100
---------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

YEARS ENDED DECEMBER 31,                                            1997            1998            1999
-----------------------------------------------------------------------------------------------------------
Net Sales                                                      $    168,796    $    178,771    $    216,152
Cost Of Sales (Note 8)                                              106,629         119,579         131,143
-----------------------------------------------------------------------------------------------------------
           Gross profit                                              62,167          59,192          85,009
-----------------------------------------------------------------------------------------------------------
Operating Expenses:
  Research and development (Note 15)                                 15,396          19,506          21,937
  Selling, general and administrative                                37,024          41,426          47,650
  Amortization of purchased goodwill and technology (Note 2)          2,096           2,516           3,717
  Purchased in-process research and development (Note 2)             38,046              --          14,089
  Restructuring and reorganization costs  (Note 3)                    2,478           5,320             131
-----------------------------------------------------------------------------------------------------------
           Total operating expenses                                  95,040          68,768          87,524
-----------------------------------------------------------------------------------------------------------
Operating Loss                                                      (32,873)         (9,576)         (2,515)
-----------------------------------------------------------------------------------------------------------
Other Income (Expense):
  Interest income                                                       255             360             715
  Interest expense                                                     (846)         (1,164)         (1,162)
  Valuation adjustment (Note 7)                                          --          (3,267)             --
  Other                                                                 (31)            (58)            382
-----------------------------------------------------------------------------------------------------------
           Total other expense, net                                    (622)         (4,129)            (65)
Loss Before Taxes                                                   (33,495)        (13,705)         (2,580)
Tax Expense (Benefit) (Note 11)                                       3,107          (4,797)          4,800
-----------------------------------------------------------------------------------------------------------
Net Loss                                                       $    (36,602)   $     (8,908)   $     (7,380)
-----------------------------------------------------------------------------------------------------------
Net Loss Per Share (Note 13):
    Basic and assuming dilution                                $      (2.19)   $      (0.49)   $      (0.34)
-----------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding (Note 13):
    Basic and assuming dilution                                  16,677,336      18,105,808      21,745,065
-----------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999                         1997       1998       1999
-------------------------------------------------------------------------------------------------
Net Loss                                                          $(36,602)   $(8,908)   $(7,380)
Other Comprehensive Income (Loss):
Foreign currency translation adjustment, zero taxes provided in
   1997 and 1998, $1,136 taxes provided in 1999                     (7,658)     1,160     (2,030)
-------------------------------------------------------------------------------------------------
Comprehensive Loss                                                $(44,260)   $(7,748)   $(9,410)
-------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  NOTE                          ACCUMULATED
                                                            RECEIVABLE                                OTHER
YEARS ENDED DECEMBER 31,           COMMON STOCK                   FROM ACCUMULATED  DIVISION  COMPREHENSIVE
1997, 1998 AND 1999                      SHARES    AMOUNT  SHAREHOLDER     DEFICIT   EQUITY           LOSS
-----------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                    --   $     --   $    --    $     --    $ 43,070    $    --
Cash contributed by Philips,
net of liabilities assumed                  --      5,134        --          --          --         --
FEI shares outstanding on
date of PEO combination
(Note 2)                             7,959,933     99,209        --          --          --         --
Shares issued to Philips
Business Electronics at the
PEO Combination (Note 2)             9,728,807     43,070        --          --     (43,070)        --
Net loss                                    --         --        --     (36,602)         --         --
Stock options exercised (Note 12)      389,053      1,736        --          --          --         --
Translation adjustment                      --         --        --          --          --     (7,658)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          18,077,793    149,149        --     (36,602)         --     (7,658)
Net loss                                    --         --        --      (8,908)         --         --
Employee purchases of common
stock through employee stock
purchase plan (Note 12)                 79,344        422        --          --          --         --
Stock options exercised (Note 12)       10,338         64        --          --          --         --
Restricted stock purchase
(Note 12)                              150,620      1,116    (1,116)         --          --         --
Translation adjustment                      --         --        --          --          --      1,160
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998          18,318,095    150,751    (1,116)    (45,510)         --     (6,498)
Net loss                                    --         --        --      (7,380)         --         --
Sale of stock to Philips (Note 2)    3,913,299     31,385        --          --          --         --
Shares issued to Micrion
shareholders on date of
Micrion merger (Note 2)              5,064,150     34,684        --          --          --         --
Employee purchases of common
stock through employee stock
purchase plan (Note 12)                141,815        764        --          --          --         --
Stock options exercised
(Note 12)                               56,921        452        --          --          --         --
Dividend paid to Philips (Note 2)           --         --        --      (3,295)         --
Restricted stock award (Note 12)        50,000        370        --          --          --         --
Translation adjustment                      --         --        --          --          --     (2,030)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          27,544,280   $218,406   $(1,116)   $(56,185)   $     --    $(8,528)
-----------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

YEARS ENDED DECEMBER 31,                                                          1997        1998        1999
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                                        $(36,602)   $ (8,908)   $ (7,380)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation                                                                    3,963       5,621       8,513
   Amortization                                                                    2,207       3,004       5,198
   Retirement of fixed assets and demonstration systems                              817       1,101       1,355
   Purchased in-process research and development                                  38,046          --      14,089
   Deferred taxes on income                                                       (2,861)     (7,125)     (1,190)
   Write-off of intangible assets                                                  3,152          --          --
   Valuation adjustment                                                               --       3,267          --
   Restricted stock award                                                             --          --         370
Decrease (increase) in assets:
   Receivables                                                                   (15,379)      1,524     (11,172)
   Inventories                                                                     5,180      (3,940)      7,015
   Other assets                                                                     (288)      1,474      (7,450)
Increase (decrease) in liabilities:
   Accounts payable                                                                1,749      (3,055)      7,226
   Current accounts with Philips                                                   7,917      (4,031)     (6,307)
   Accrued payroll liabilities                                                       485         390       2,000
   Accrued warranty reserves                                                       1,208       1,947      (3,778)
   Deferred revenue                                                               (1,164)      4,508      (3,129)
   Accrued restructuring                                                              89       2,966      (2,629)
   Other liabilities                                                              (1,744)      4,084      13,496
-----------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                               6,775       2,827      16,227
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Acquisition of equipment                                                       (9,412)    (11,883)     (8,335)
   Investment in software development                                             (1,409)     (2,291)     (2,866)
   Cash acquired in the PEO Combination (Note 2)                                   1,420          --          --
   Investment in unconsolidated affiliate (Note 7)                                    --          --      (3,000)
   Purchase of Micrion, net of cash acquired (Note 2)                                 --          --     (32,869)
   Purchase of sales and service organizations, net of cash acquired (Note 2)         --          --         170
-----------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                  (9,401)    (14,174)    (46,900)
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Net proceeds from (repayments of) bank lines of credit (Note 9)                 8,708     (10,594)    (16,398)
   Proceeds from exercise of stock options and employee stock purchases            1,736         486       1,216
   Borrowings under credit facility with Philips (Note 9)                             --      19,099      15,721
   Proceeds from sale of stock to Philips (Note 2)                                    --          --      31,385
   Dividend paid to Philips (Note 2)                                                  --          --      (3,295)
   Net cash provided by Philips                                                    8,000          --          --
-----------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                              18,444       8,991      28,629
-----------------------------------------------------------------------------------------------------------------
Effect Of Exchange Rate Changes On Cash                                              576       1,160      (2,030)
-----------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash And Cash Equivalents                              16,394      (1,196)     (4,074)
Cash And Cash Equivalents, Beginning Of Year                                          --      16,394      15,198
-----------------------------------------------------------------------------------------------------------------
Cash And Cash Equivalents, End Of Year                                          $ 16,394    $ 15,198    $ 11,124
-----------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1. SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

NATURE OF BUSINESS FEI Company and its wholly-owned subsidiaries (the "Company") design, manufacture, market and service products based on focused charged particle beam technology. The Company's products include transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), focused ion-beam systems ("FIBs") and products that incorporate an electron beam and an ion beam into a single system ("DualBeam Systems"). The Company also sells some of the components of electron microscopes and FIBs to other manufacturers. The Company has manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States and 23 other countries, constituting a majority of the worldwide market for the Company's products. Prior to December 1999, the Company's products were sold through distribution agreements with affiliates of Koninklijke Philips Electronics N.V. ("Philips") located in approximately 20 countries. The Company also sells its products through independent representatives in certain countries. The Company's FIBs and DualBeam Systems are sold primarily to semiconductor manufacturers and to thin film head manufacturers in the data storage industry, and are used in the design, manufacture and testing of integrated circuits and thin film heads. The Company's SEMs and TEMs are sold to life science and materials science research institutes, universities and industrial customers, as well as to semiconductor and thin film head manufacturers.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      On February 21, 1997, FEI Company ("Pre-Combination FEI") acquired substantially all of the assets and liabilities of the electron optics business of Philips Business Electronics International B.V. ("Philips Business Electronics"), a wholly-owned subsidiary of Philips, in a transaction accounted for as a reverse acquisition (the "PEO Combination"). Accordingly, purchase accounting was applied to the assets and liabilities of Pre-Combination FEI. The 1997 results of operations reflect only the acquired business through February 21, 1997 and the results of the combined company from February 22, 1997 and thereafter (see Note 2).

      On August 13, 1999, FEI Company acquired Micrion Corporation ("Micrion"), a Massachusetts corporation engaged in the design, manufacture, sale and service of focused charged particle beam systems. Accordingly, purchase accounting was applied to the assets and liabilities of Micrion. Micrion's results of operations have been included in the consolidated financial statements for the period subsequent to August 13, 1999 (see Note 2).

DEPENDENCE ON SUPPLIERS Though many of the components and subassemblies included in the Company's system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Machinefabrieken Nederland B.V. ("Philips Machine Factory"). In addition to Philips Machine Factory, the Company obtains a significant portion of its component parts from a second supplier, Turk Manufacturing Co. A third supplier, RIPA Holding B.V., is currently a sole source for electronic sub-assemblies that were, until recently, manufactured at the Company's facilities in Eindhoven. The Company believes some of the components supplied to it are available to the suppliers only from single sources. Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company. In the ordinary course, the Company continually evaluates its existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

USE OF ESTIMATES IN FINANCIAL REPORTING The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from estimates.

FOREIGN CURRENCY TRANSLATION Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date. Translation adjustments are shown separately in shareholders' equity. Revenues, costs and expenses are translated using an average rate of exchange for the period. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statements of operations.

FORWARD EXCHANGE CONTRACTS Most of the Company's subsidiaries transact business in their functional currencies as well as currencies other than their functional currencies. As a result, changes in foreign currency exchange rates may have an impact on the Company's operating results. Forward exchange contracts are used to hedge a portion of the risk of foreign currency fluctuations. Realized and unrealized gains on such contracts are deferred and recognized in the consolidated statements of operations concurrent with the hedged transaction.

ASSET IMPAIRMENT The Company evaluates the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment is indicated, the Company adjusts the carrying amount of the asset to the lower of its carrying value or its fair value.

CASH AND CASH EQUIVALENTS Money market funds and other highly liquid instruments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.

INVENTORIES are stated at lower of cost or market with cost determined by standard cost methods which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories, which exceed the estimated requirements for 12 months based on recent usage levels, are reported as noncurrent assets. Management has established inventory reserves based on estimates of excess and/or obsolete current and noncurrent inventory.

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

PURCHASED GOODWILL AND TECHNOLOGY Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over the estimated economic life. Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology. The value of purchased in-process research and development in a business combination, which represents the net present value of products under development as of the combination date, is expensed immediately following the date of business combination. Changes in technology could impact the Company's estimate of the useful lives of such assets. See Note 2.

OTHER ASSETS Certain computer software development costs are capitalized. These costs are amortized over three to five years, the estimated economic life of the software, using the straight-line method. Changes in technology could impact the Company's estimate of the useful life of such assets. See Note 7.

PRODUCT WARRANTY COSTS The Company's products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. The Company's estimate of warranty cost is based on its history of warranty repairs. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair than similar products have required in the past.

REVENUE RECOGNITION Revenue is recognized when it is realized or realizable and earned, the price is fixed or determinable, and collectibility is reasonably assured. Product sales are recorded at the time of delivery and ownership transfer to the buyer. Where a service contract exists, service revenues are recognized ratably over the service contract period. For time and materials service arrangements, service revenues are recognized when the services are provided.

RESEARCH AND DEVELOPMENT costs are expensed as incurred.

TAXES AND TAX CREDITS Deferred taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.

STOCK-BASED COMPENSATION The Company continues to measure compensation expense for its stock-based employee compensation plans using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied in measuring compensation expense. See Note 12.

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid for interest totaled $770, $1,226 and $1,121 for the years ended December 31, 1997, 1998 and 1999, respectively. Cash paid for income taxes totaled $1,230, $4,107 and $336 for the years ended December 31, 1997, 1998 and 1999, respectively.

RECLASSIFICATION Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS During 1998, the Financial Accounting Standards Board issued

SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which has not yet been adopted by the Company, but is required to be adopted on January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

      In December, 1999, the Securities and exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which the Company is required to adopt in the second quarter of 2000. The Company has not yet completed the analyses required to determine the impact, if any, on earnings or the financial position of the Company upon adoption.

2. MERGERS AND ACQUISITIONS

PHILIPS ELECTRON OPTICS

On February 21, 1997, Pre-Combination FEI acquired from Philips Business Electronics its electron optics manufacturing operations and most of its electron optics sales and service operations (the "PEO Operations"). Pre-Combination FEI acquired the PEO Operations in exchange for 9,728,807 newly issued shares of the Company's common stock, which constituted, when issued to Philips Business Electronics, 55% of the shares of common stock then outstanding. The PEO Combination was treated as a "reverse acquisition" for accounting and financial reporting purposes whereby purchase accounting was applied to the financial statements of Pre-Combination FEI.

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

      The Company obtained an independent appraisal of the fair market value of the intangible assets, inventory, and equipment acquired in order to assist management in allocating the total purchase price of $122,872 to the assets acquired and liabilities assumed. To determine the value of each of Pre-Combination FEI's product lines, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections for each product line were discounted to a net present value using discount rates ranging from 18 percent to 21 percent. This approach was applied to existing technology as well as to research and development projects which had not been proven technologically feasible and which had not yet generated revenue as of the date of the PEO combination. As a result of this valuation, the fair values of in-process research and development, existing technology and goodwill of Pre-Combination FEI were determined by management to be $38,046, $16,490 and $17,122, respectively.

      In accordance with the Company's policy to expense research and development costs as incurred, a one-time charge of $38,046 for the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the PEO Combination. The amortization periods for existing technology and goodwill recognized in the PEO Combination were established at 12 years and 15 years, respectively. It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies, or both, may be reduced due to competitive pressures or other factors.

      Pro forma combined statement of operations data, presented as if the PEO Combination had occurred on January 1, 1997, are as follows:

YEAR ENDED DECEMBER 31,                                                1997*
--------------------------------------------------------------------------------
Net sales                                                          $    172,214
Net loss                                                           $    (37,656)
--------------------------------------------------------------------------------
Pro forma per share data:
     Net loss per share, basic and
     assuming dilution                                             $      (2.11)
--------------------------------------------------------------------------------
Pro forma weighted average
   shares outstanding:
   Basic and assuming dilution                                       17,840,000
--------------------------------------------------------------------------------


* PRO FORMA RESULTS FOR 1997 INCLUDE THE $38,046 CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM THE PEO COMBINATION.

MICRION CORPORATION

On August 13, 1999, the Company acquired all of the outstanding common stock of Micrion in exchange for 5,064,150 newly issued shares of the Company's Common Stock plus $30,385 in cash. The merger was accounted for as a purchase, and, accordingly, purchase accounting was applied to the assets and liabilities of Micrion. The total purchase price of $69,355 consisted of the fair value of the Company's newly issued shares of Common Stock, the cash paid to Micrion shareholders, and transaction costs of $4,286 including investment banking fees and legal fees associated with required regulatory processes.

      The Company obtained independent appraisals of the fair market value of the intangible assets, inventory, and equipment acquired in order to assist management in allocating the total purchase price to the assets acquired and liabilities assumed. To determine the value of each of Micrion's product lines, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections for each product line were discounted to a net present value. This approach was applied to existing technology as well as to research and development projects which have not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition. For existing technology product lines, the discount rate used was 15 percent representing management's estimate of the equity cost of capital for Micrion. For products which had not yet been proven technologically feasible, the discount rates applied ranged from 21 to 23 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

      Management allocated the Micrion purchase price to the assets acquired and liabilities assumed as follows:

Current assets, including cash of $1,801                               $ 32,683
Equipment                                                                 6,342
Existing technology intangible asset                                     16,277
Goodwill                                                                 24,091
In-process research and development                                      14,089
Deferred income taxes                                                     2,807
Liabilities assumed                                                     (26,934)
--------------------------------------------------------------------------------
     Total purchase price                                              $ 69,355
--------------------------------------------------------------------------------

In estimating the value of purchased in-process research and development, the Company identified four significant categories of projects under development at the date of the acquisition. Two of those categories represent enhancements to the resolution and automation of existing products designed primarily for the semiconductor industry. Micrion, which has become a division of the Company, is also enhancing the automation of its products for the data storage industry. Finally, the Micrion division is continuing to develop its products for the lithography photo mask repair market. None of the projects in these categories had been proven technologically feasible or had generated revenue as of the date of the evaluation; however, these projects are expected to begin generating revenue in 2000. In accordance with the Company's policy to expense research and development costs as they are incurred, a one-time charge of $14,089 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the merger. Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the cost of development of these projects.

      In estimating the value of existing technology acquired, five existing product categories were identified. Three of those product categories are designed primarily for the semiconductor industry, one of those product categories is designed primarily for the data storage industry and another of those product categories is designed for the mask repair market. All of the above product categories are currently generating revenue for the Company.

      The amortization periods for existing technology and goodwill have been established at 10 and 12 years, respectively. The product lines associated with the existing technology are expected to continue to generate revenues for an extended period of time. The Company's major product lines consist of basic platform systems, which are modified and enhanced over time as new features and capabilities are added to the platform. It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies, or both, may be reduced due to competitive pressures or other factors. Management periodically evaluates the remaining economic useful lives and amortization periods for these intangible assets.

      Pro forma combined statements of operations data, presented as if the merger had occurred on January 1 of each year are as follows:

YEAR ENDED DECEMBER 31,                                1998            1999*
--------------------------------------------------------------------------------
Net sales                                           $ 224,194         $ 235,890
--------------------------------------------------------------------------------
Net loss                                            $ (17,845)        $ (17,480)
--------------------------------------------------------------------------------
Pro forma net loss per share                        $   (0.66)        $   (0.64)
--------------------------------------------------------------------------------
Pro forma weighted average
   shares outstanding                                  27,083            27,356
--------------------------------------------------------------------------------

*PRO FORMA RESULTS FOR 1999 INCLUDE THE $14,089 CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM THE MICRION ACQUISITION.

Concurrent with the merger, Philips Business Electronics purchased from the Company 3,913,299 newly issued shares of common stock for $31,385 in cash.

ADDITIONAL PHILIPS SALES AND SERVICE ORGANIZATIONS

During 1999, the Company acquired from Philips Business Electronics, its electron optics sales distribution and service operations located in 19 countries. The purchase price for these businesses was their Net Operating Capital ("NOC") at the time of acquisition, plus $3,295. The final purchase price is subject to adjustment based on a review of NOC at each of the acquired businesses. The preliminary purchase price totaled $3,125, consisting of preliminary NOC of $(170), plus $3,295. Because the transaction was conducted among parties under common control, the assets acquired and liabilities assumed were recorded at net book value and the $3,295 additional payment to

Philips was treated as a dividend. During 1999, the Company transferred such businesses in three countries to independent representatives and intends to transfer additional such businesses to independent representatives in certain smaller market countries during 2000.

PURCHASED GOODWILL AND TECHNOLOGY

Purchased goodwill and technology consisted of the following:

DECEMBER 31,                                              1998           1999
--------------------------------------------------------------------------------
Existing technology from PEO
   Combination, net of
   amortization of $2,519
   and $3,893, respectively                              $13,971         $12,597
Existing technology from
   Micrion acquisition, net
   of amortization of $543                                    --          15,734
Goodwill from PEO
   Combination, net of
   amortization of $2,093
   and $3,330, respectively                               15,029          13,822
Goodwill from Micrion
   acquisition, net of
   amortization of $658                                       --          23,433
--------------------------------------------------------------------------------
Purchased goodwill
   and technology, net                                   $29,000         $65,586
--------------------------------------------------------------------------------

3. RESTRUCTURING AND REORGANIZATION

1997 RESTRUCTURING AND REORGANIZATION

In March 1997, the Company implemented a restructuring and reorganization plan for its SEM manufacturing and research and development operation in Massachusetts. The plan involved the transfer of manufacturing activities to the Company's manufacturing facility in Acht, The Netherlands and termination of 11 employees. The Company informed all affected employees of the planned terminations and the related severance benefits that they would receive in March 1997. The Company also discontinued the principal product produced at that location. Consequently, $1,699 of intangible assets attributable to the 1996 acquisition of this business was written off and charged to income in the first quarter of 1997, based on projections of future losses and negative cash flows. In addition, the estimated severance costs for 11 manufacturing and development employees, and other related costs of the plan were charged to income.

      As of December 31, 1998, all of the affected employees were terminated and there were no remaining liabilities from this activity reflected in the Company's balance sheets.

      The components of this 1997 restructuring and reorganization charge were as follows:

YEAR ENDED DECEMBER 31,                                                    1997
--------------------------------------------------------------------------------
Severance, outplacement, transition bonuses and
   related benefits for terminated employees                              $  621
Remaining lease obligation on vacated facilities                             158
Valuation adjustment on intangible assets
   related to abandoned technology                                         1,699
--------------------------------------------------------------------------------
1997 restructuring and reorganization charge                              $2,478
--------------------------------------------------------------------------------

1998 RESTRUCTURING AND REORGANIZATION

On July 29, 1998, the Company implemented a restructuring and reorganization plan to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The plan included the elimination of 173 positions worldwide, or about 16% of the Company's work force as of July 29, 1998. The positions affected include manufacturing, marketing, administrative, field service and sales personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 76 employees were terminated in 1998, 88 were terminated in 1999, and 9 employees remain to be terminated in 2000. The positions remaining to be terminated as of December 31, 1999 are primarily located in The Netherlands and Canada. For certain of the terminated employees in foreign countries, the Company is required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

      During the third quarter of 1998, the Company reorganized and consolidated its US field service function. The majority of the Company's operations in Mahwah, New Jersey were moved to Hillsboro, Oregon and consolidated with the US field service operations located there. The cost of this US field service reorganization included $87 in employee severance, outplacement and related benefits for terminated employees, and $189 in relocation and moving expenses for certain transferred employees and the assets formerly located in Mahwah. The charge also included $336 for lease abandonment costs of vacating leased premises in Mahwah. These charges are included in the table of restructuring charges shown below. Associated with this move and consolidation of US field service operations were inventory write-offs and additional obsolescence reserves for field service inventory, which totaled $3,278. This amount was charged to cost of sales in 1998.

      In the third quarter of 1998, the Company also undertook a plan to close its Massachusetts office and relocate a portion of the employees. Lease abandonment costs of $108 are included in the table below for the estimated lease termination costs associated with this relocation. Also in the third quarter of 1998, the Company implemented a plan to consolidate its duplicate facilities in each of the UK and Germany. $129 was incurred in 1998 and $131 was incurred in 1999 for the cost of consolidating these facilities.

The various components of this charge were as follows:

YEAR                               BEGINNING    CHARGED                  ENDING
ENDED                               ACCRUED       TO                     ACCRUED
DECEMBER 31, 1998:                  LIABILITY   EXPENSE     SETTLED (1) LIABILITY
--------------------------------------------------------------------------------
Severance, outplacement
  and related benefits for
  terminated employees                   $--      $4,137      $1,436      $2,701
Lease abandonment
  costs for vacated
  facilities                              --         444          90         354
Relocation and moving
  expenses for employees
  and facilities                          --         318         318          --
Cost related to
  transferring property
  to vendors                              --         168         168          --
Abandonment of
  leasehold improvements
  and fixed assets in
  location vacated;
  non-cash charge                         --         253         253          --
--------------------------------------------------------------------------------
1998 Totals                               $-      $5,320      $2,265      $3,055
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1999:
--------------------------------------------------------------------------------
Severance, outplacement
  and related benefits
  for terminated
  employees                          $2,701       $ --       $1,036       $1,665
Lease abandonment costs
  for vacated facilities                354         --          332           22
Relocation and moving
  expenses for employees
  and facilities                         --        131          131           --
--------------------------------------------------------------------------------
1999 Totals                          $3,055       $131       $1,499       $1,687
--------------------------------------------------------------------------------

(1) Represents cash payments as well as effects of changes in currency translation on recorded liabilities.

These amounts are reported in the consolidated balance sheets as follows:

DECEMBER 31,                                             1998              1999
--------------------------------------------------------------------------------
Accrued restructuring costs                             $3,055            $  426
Accrued payroll liabilities                                 --             1,261
--------------------------------------------------------------------------------
     Total                                              $3,055            $1,687
--------------------------------------------------------------------------------


4. RECEIVABLES

Receivables consisted of the following:

DECEMBER 31,                                         1998               1999
--------------------------------------------------------------------------------
Trade accounts receivable                          $ 55,587            $ 80,680
Allowance for
   doubtful accounts                                 (1,942)             (3,052)
--------------------------------------------------------------------------------
     Total receivables                             $ 53,645            $ 77,628
--------------------------------------------------------------------------------

5. INVENTORIES

Inventories consisted of the following:

DECEMBER 31,                                          1998              1999
--------------------------------------------------------------------------------
Raw materials and
   assembled parts                                  $ 20,574           $ 29,148
Service inventories;
   current requirements                                5,093              6,540
Work in process                                       11,853             20,896
Finished goods                                        10,439             17,824
--------------------------------------------------------------------------------
                                                      47,959             74,408
Reserve for obsolete inventory                        (4,441)           (14,891)
--------------------------------------------------------------------------------
     Total inventories                              $ 43,518           $ 59,517
--------------------------------------------------------------------------------

6. EQUIPMENT

Equipment consisted of the following:

DECEMBER 31,                                         1998               1999
--------------------------------------------------------------------------------
Leasehold improvements                             $  2,157            $  2,962
Machinery and equipment                              13,226              16,874
Demonstration systems                                15,439              17,976
Other fixed assets                                    8,824              10,693
--------------------------------------------------------------------------------
                                                     39,646              48,505
Accumulated depreciation                            (15,801)            (19,737)
--------------------------------------------------------------------------------
     Total equipment                               $ 23,845            $ 28,768
--------------------------------------------------------------------------------


7.  OTHER ASSETS

Other assets consisted of the following:

DECEMBER 31,                                             1998            1999
--------------------------------------------------------------------------------
Service inventories, noncurrent,
  net of obsolescence reserves
  of $6,810 and $8,537,
  respectively                                          $ 7,037          $11,716
Capitalized software
  development costs, net of
  amortization of $478 and
  $1,938, respectively                                    3,469            4,821
Patents, net of amortization
  of $39 and $60, respectively                              282              261
Investment in
  unconsolidated affiliates                                  --            3,000
Deposits and other                                          945            2,089
--------------------------------------------------------------------------------
     Total other assets                                 $11,733          $21,887
--------------------------------------------------------------------------------

Software development costs capitalized during the years ended December 31, 1997, 1998 and 1999 were $1,409, $2,291 and $2,866, respectively. During 1997, the
Company determined that changes in development plans for certain products had reduced the future utility of some of the Company's software projects. Accordingly, previously capitalized software development costs of $1,627 were charged to research and development expense in 1997. Amortization of software development costs was $111, $459 and $1,562 for the years ended December 31, 1997, 1998 and 1999.

      The Company owns 500,000 shares of Norsam Technologies, Inc. ("Norsam") Series A Preferred Stock. In September 1998 the Company reevaluated the carrying value of this cost-method investment. Management revised its projections of future cash flows that it expected to receive from this investment based on Norsam's operating results and its divestiture of certain operating assets. Accordingly, management determined that the carrying value of its investment was permanently impaired and recorded a valuation adjustment of $3,267 and reduced the carrying value of this investment to zero.

      On September 28, 1999 the Company purchased a 10 percent interest in Surface/Interface, Inc. ("Surface/Interface") for $3,000 in cash. Surface/Interface is a semiconductor capital equipment company. The Company also received a warrant to purchase an additional 9.5 percent interest in Surface/Interface. The Company also entered into a distribution agreement with Surface/Interface whereby the Company obtained exclusive rights to distribute and service Surface/Interface's stylus-based atomic force microscopy tool in Europe and North America. The exclusivity arrangement of the distribution agreement does not include mask repair applications.

8.  PRODUCT UPGRADE PROGRAM

During 1998 the Company re-evaluated an upgrade program undertaken to replace certain third party manufactured parts within the installed base of a TEM product series. In 1998 management concluded that continuing to repair the defective parts was not a viable solution, and that substantially all of the installed base would have to be upgraded with replacement parts. A charge to cost of sales of $3,751 was recognized in 1998 to reflect the decision to proceed with these replacements. $1,349 and $846, representing the estimated cost of the program over the next twelve months, were included in other current liabilities as of December 31, 1998 and 1999, respectively. $2,148 and $1,144, representing the non-current portion of the estimated program cost, was included in other liabilities as of December 31, 1998 and 1999, respectively.

9.  BANK LINES OF CREDIT AND CREDIT FACILITY
    WITH PHILIPS

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

      On February 25, 1999, the Company entered into a new credit facility with Philips and terminated its existing bank line of credit. The entire outstanding balance under the existing bank line of credit was paid off. The Philips credit facility provides borrowing capacity of up to $50,000, interest at LIBOR plus 0.75%, and matures on February 26, 2002. The line provides up to $10,000 in revolving advances and fixed borrowing periods of one, three or six months. The line of credit is unsecured, allows borrowing in three different currencies, and requires that the Company meet certain financial covenants. As of December 31, 1999, the Company was in compliance with all of the covenants of the agreement. As of December 31, 1999 the weighted average interest rate on outstanding borrowings was 5.02%.

      Based on management's intent, borrowings outstanding under the Philips line of credit are classified as long-term. Borrowings outstanding as of December 31, 1998, under the Company's bank line of credit, which were refinanced on February 25, 1999, were also classified as long-term based on management's intent. A large portion of the account payable to Philips as of December 31, 1998 was also classified as long-term in anticipation of refinancing at the initiation of the new credit facility.

      The Company also maintains a $5,000 unsecured and uncommitted bank borrowing facility in the US and certain limited facilities in selected foreign countries. At December 31, 1999, the Company had outstanding standby letters of credit totaling approximately $876, which reduce the amount available under the $5,000 bank borrowing facility.

10.  LEASE OBLIGATIONS

Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2006, including the Company's facilities in Acht, The Netherlands. The lease agreements generally provide for payment of base rental amounts plus the Company's share of property taxes and common area costs. The leases generally provide renewal options at current market rates.

      Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $2,850, $3,792 and $3,876, respectively.

      The approximate future minimum rental payments due under these agreements as of December 31, 1999 are $5,227, $4,694, $3,520, $3,226, and $2,346 for the
years ending December 31, 2000 through 2004, respectively, and $2,005 thereafter.

11.  INCOME TAXES

Income tax expense consisted of the following:

YEAR ENDED DECEMBER 31,                     1997          1998          1999
--------------------------------------------------------------------------------
Current:
     Federal                              $ 1,043        $ 2,200        $ 1,415
     State                                    236            404            (11)
     Foreign                                2,682           (276)         4,586
--------------------------------------------------------------------------------
Subtotal                                    3,961          2,328          5,990
Deferred benefit                             (854)        (7,125)        (1,190)
--------------------------------------------------------------------------------
Total tax expense (benefit)               $ 3,107        $(4,797)       $ 4,800
--------------------------------------------------------------------------------

The effective income tax rate varies from the US federal statutory rate due to the following:


YEAR ENDED DECEMBER 31,                      1997          1998         1999
--------------------------------------------------------------------------------
Expected tax benefit at
   statutory rates                         $(11,723)      $(4,611)      $  (858)
Increase (reduction) in income
   taxes resulting from:
   Foreign taxes                                529             7           (73)
   Purchased in-process research
   and development                           13,316            --         4,931
   State income taxes                           153          (478)           (5)
   Goodwill amortization                        333           524           676
   Other                                        499          (239)          129
--------------------------------------------------------------------------------
Total tax expense (benefit)                $  3,107       $(4,797)      $ 4,800
--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

DECEMBER 31,                                            1998            1999
--------------------------------------------------------------------------------
Deferred tax assets:
     Accrued liabilities                              $  2,205         $  2,716
     Warranty reserves                                   1,685            2,768
     Inventory reserves                                  3,478            8,319
     Allowance for bad debts                               696              779
     Basis differences in investments                    1,346            2,069
     Net operating loss carryforwards                       --            2,194
     Research and development tax
     credit carryforwards                                   --              632
     Other assets                                        1,147            1,265
--------------------------------------------------------------------------------
Total deferred tax assets                               10,557           20,742
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Capitalized software
   development costs                                    (1,024)          (1,574)
     Existing technology and
   other intangibles                                    (5,757)         (11,786)
     Basis difference in equipment                        (697)            (971)
     Other liabilities                                  (1,014)            (349)
--------------------------------------------------------------------------------
Total deferred tax liabilities                          (8,492)         (14,680)
--------------------------------------------------------------------------------
Net deferred tax asset                                $  2,065         $  6,062
--------------------------------------------------------------------------------

These deferred tax components are reflected in the consolidated balance sheet as follows:

DECEMBER 31,                                         1998              1999
--------------------------------------------------------------------------------
Deferred tax:
     Current asset                                 $ 9,926             $ 16,699
     Long-term liability                            (7,861)             (10,637)
--------------------------------------------------------------------------------
Net deferred tax asset                             $ 2,065             $  6,062
--------------------------------------------------------------------------------

The net operating loss carryforwards will expire in varying amounts in the years 2004 through 2019, if not utilized by the Company. The research and development tax credit carryforwards will expire in varying amounts in the years 2002 through 2007, if not utilized by the Company.

12.  SHAREHOLDERS' EQUITY

CAPITAL STOCK As of December 31, 1999, 2,333,492 shares of common stock were reserved for stock incentive plans.

      As part of the PEO Combination, the Company agreed to issue to Philips Business Electronics, from time to time, that number of additional shares of common stock of the Company necessary to maintain Philips Business Electronics' ownership percentage (without regard to other possible share transactions) at not less than 55% after exercise of options and warrants to purchase common stock of the Company, if those options and warrants were outstanding, or issuable without further action by the Company's Board of Directors, as of February 21, 1997. As of December 31, 1999, 184,739 shares of the Company's common stock are reserved for issuance as a result of this agreement.

Stock Incentive Plans The Company maintains stock incentive plans for selected directors, officers, employees, and certain other parties which allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, and to sell restricted stock.

      The 1995 Stock Incentive Plan ("1995 Plan") allows for issuance of a maximum of 2,000,000 shares. The 1995 Supplemental Stock Incentive Plan ("1995 Supplemental Plan") allows for issuance of a maximum of 500,000 shares. The Board of Directors' ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the option of the Board of Directors.

      Options are granted under various vesting arrangements, up to a maximum of five years. Options expire after a maximum of ten years. Options outstanding are summarized as follows:

                                                                       WEIGHTED
                                                       NUMBER           AVERAGE
                                                     OF SHARES    EXERCISE PRICE
--------------------------------------------------------------------------------
Balance, December 31, 1996                                   --               --
Options outstanding at date
   of Combination                                     1,253,223           $11.63
Options granted                                         187,104            12.18
Options exercised                                      (177,224)            9.80
Options expired                                         (65,788)           10.83
--------------------------------------------------------------------------------
Balance, December 31, 1997                            1,197,315            12.03
Options granted                                       1,711,474             7.87
Options exercised                                        (8,550)            7.50
Options expired or cancelled                         (1,406,709)           11.92
--------------------------------------------------------------------------------
Balance, December 31, 1998                            1,493,530           $ 7.39
--------------------------------------------------------------------------------
Options granted                                       1,019,750             8.24
Options exercised                                       (56,921)            7.93
Options expired or cancelled                           (170,566)            8.54
--------------------------------------------------------------------------------
Balance, December 31, 1999                            2,285,793           $ 7.66
--------------------------------------------------------------------------------

During 1998, employees and directors of the Company with outstanding option grants were given the option of returning stock options granted prior to September 10, 1998 for cancellation and receiving replacement options with new terms. In response to this program, employees and directors of the Company surrendered existing options and received new options covering a total of 1,181,348 shares. The new options were granted on September 18, 1998 at an exercise price of $6.625 and vest 20 percent six months from grant date, 20 percent one year from grant date and 20 percent per year thereafter.

      Additional information regarding options outstanding as of December 31, 1999 is as follows:

                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------
                  OUTSTANDING   WEIGHTED AVG.   WEIGHTED    EXERCISABLE    WEIGHTED
                        AS OF       REMAINING    AVERAGE          AS OF     AVERAGE
RANGE OF          DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,   EXERCISE
EXERCISE PRICES           1999     LIFE (YRS)     PRICE             1999     PRICE
-----------------------------------------------------------------------------------
$5.55 to
  $7.40           1,621,477           8.9        $6.84       477,122        $6.63
$7.40 to
  $9.25             362,516           8.1         8.17       102,705         8.43
$9.25 to
  $11.10            222,280           8.4        10.77        22,280         9.81
$12.95 to
  $14.80             69,520           1.0        13.25        68,620        13.25
$14.80 to
  $16.65             10,000           6.3        15.00         8,000        15.00
-----------------------------------------------------------------------------------
                  2,285,793           8.5        $7.66       678,727        $7.78
-----------------------------------------------------------------------------------

The weighted average fair value of options granted was $9.00, $5.95 and $5.56 for the years ended December 31, 1997, 1998 and 1999, respectively.

EMPLOYEE STOCK PURCHASE PLAN During 1998 the Company implemented an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of common stock of the Company. The purchase price is set at a 15 percent discount from market price at the beginning or end of each six-month purchase period, whichever is lower. The ESPP allows a maximum purchase of 1,000 shares by each employee during any 12-month purchase period. During 1998, employees purchased 79,344 shares at an average purchase price of $5.32. During 1999, employees purchased 141,815 shares at an average purchase price of $5.39. At December 31, 1999, 128,841 shares of common stock were reserved for issuance under the ESPP. The weighted average fair value of ESPP shares purchased was $5.47 and $2.42 for the years ended December 31, 1998 and 1999, respectively.

RESTRICTED STOCK AWARD AND PURCHASE On June 25, 1998, in connection with the commencement of his employment with FEI, Mr. Vahe Sarkissian, President and Chief Executive Officer, was granted a stock bonus of 50,000 shares of common stock of FEI. The stock was valued at $7.40625 per share, or $370, the fair market value on the date of grant. 25,000 shares of the stock bonus were subject to forfeiture if Mr. Sarkissian's employment as Chief Executive Officer of FEI had terminated before June 25, 1999.

      Also on June 25, 1998, in connection with his commencement of employment with FEI as Chief Executive Officer, FEI sold to Mr. Sarkissian 150,620 shares of common stock of FEI subject to specified restrictions. The purchase price for the shares was $7.40625, or $1,116, the fair market value on the date of purchase. The restricted shares purchased by Mr. Sarkissian vested 20% on June 25, 1998 and will vest an additional 20% annually thereafter through the year 2002. Effective June 25, 1998 FEI loaned Mr. Sarkissian the amount of $1,116 for the purchase of the restricted shares.

DISCLOSURE OF STOCK BASED COMPENSATION COSTS No compensation cost has been recognized for stock options granted or ESPP shares issued at fair value on the date of grant or issuance. Had compensation cost for the Company's stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant, the Company's net loss and loss per share would have been reduced to the pro forma amounts shown below:

YEAR ENDED DECEMBER 31,                1997             1998            1999
--------------------------------------------------------------------------------
Net loss:
As reported                        $  (36,602)      $   (8,908)      $   (7,380)
Pro forma                             (37,034)         (10,036)         (10,550)
Net loss per share, basic and assuming dilution:
As reported                        $    (2.19)      $    (0.49)      $    (0.34)
Pro forma                               (2.22)           (0.55)           (0.49)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

YEAR ENDED DECEMBER 31,                     1997           1998         1999
--------------------------------------------------------------------------------
Dividend yield                                0.0%           0.0%           0.0%
Expected volatility
   (based on historical
   volatility)                               64.4%          77.6%          72.3%
Weighted average
   risk-free
   interest rate                              6.3%           5.3%           5.7%
Weighted average
   expected term                         7.9 years      7.2 years      5.7 years

The fair value of ESPP shares was estimated at the start of each purchase period using the Black-Scholes option-pricing model with the following assumptions:

YEAR ENDED DECEMBER 31,                                 1998              1999
--------------------------------------------------------------------------------
Dividend yield                                            0.0%              0.0%
Expected volatility
   (based on historical
   volatility)                                           77.6%             72.3%
Weighted average
   risk-free
   interest rate                                          4.5%              5.1%
Weighted average
   expected term                                     0.5 years         0.5 years

13.  EARNINGS PER SHARE

Earnings per share have been calculated assuming the shares of the Company issued to Philips Business Electronics in the PEO Combination were outstanding prior to the PEO Combination and assuming the shares of the Company outstanding prior to the PEO Combination were issued as of the closing date of the PEO Combination. See Note 2. Effective at the closing of the PEO Combination, division equity of the PEO Operations was reclassified to paid-in capital of the Company.

      Potentially dilutive securities outstanding during 1997, 1998 and 1999 have been excluded from the calculation for those years because their effect would reduce the net loss per share. Accordingly, the diluted loss per share is equivalent to the basic loss per share for all periods presented.

14.  EMPLOYEE BENEFIT PLANS

Employee pension plans have been established in many countries in accordance with the legal requirements, customs and the local situation in the countries involved. The majority of employees in Europe, Japan and Canada are covered by defined benefit pension plans sponsored by Philips. Employees in the US are not covered by defined benefit pension plans. The benefits provided by these plans are based primarily on years of service and employees' compensation near retirement. The funding policy for the plans is consistent with local requirements in the countries of establishment. Contributions to the plans are determined by Philips and charged to the Company. The Company's allocated pension cost (benefit) under such plans was $468, $240 and ($81) for the years ended December 31, 1997, 1998 and 1999, respectively.

      As the Company's employees represent less than 1% of the total active participants in these plans, and as separate pension records are not maintained for each participating company, the Company does not account for its share of plan assets and obligations within the Philips sponsored plans. The Company also maintains limited pension plans for selected employees in certain European countries. These supplemental pension plans are not funded. A liability for the projected benefit obligations of these supplemental plans of $827 is included in other non-current liabilities as of December 31, 1999.

PROVISION FOR POST-EMPLOYMENT BENEFITS OTHER THAN PENSIONS The Company's employees in The Netherlands are generally covered by Philips sponsored plans providing post-employment benefits other than pensions. In accordance with SFAS No. 106, Philips began accruing for the related transition obligation over a 20 year period at the corporate level, commencing in 1993. The portion of the corporate provision allocable to the Company's operations is charged to the Company. On the basis of the number of the Company's employees located in The Netherlands, an amount of approximately $75 each year was allocated to the Company. The unrecognized part of the liabilities allocated on the same basis to the Company amounts to approximately $700 at both December 31, 1998 and 1999, respectively.

PROFIT SHARE INCENTIVE PLAN The Company's employee incentive plan ("EIP") is based on achieving certain targeted levels of operating income determined by the Board of Directors on a year-to-year basis. There was no EIP payment for the year ended December 31, 1997. For the years ended December 31, 1998 and 1999, the Company paid $118 and $695, respectively, under this plan.

PROFIT SHARING 401(K) PLAN The Company has a profit sharing 401(k) plan that covers substantially all United States employees. Employees may defer a portion of their compensation, and the Company may contribute an amount approved by the Board of Directors. The Company matches 100 percent of employee contributions to the 401(k) plan, up to three percent of each employee's salary. For the years ended December 31, 1997, 1998 and 1999 the Company contributed $504, $559 and $676 to the plan.

15.  RELATED-PARTY TRANSACTIONS

SALES TO PHILIPS ORGANIZATIONS A number of Philips sales organizations acted as distributors for the Company's products through November 1999 in their respective countries (see Note 2). In addition, certain Philips business units purchase the Company's products for internal use. Sales to Philips amounted to $13,600, $16,684 and $17,763 during the years ended December 31, 1997, 1998, and
1999, respectively.

MATERIALS PURCHASES FROM PHILIPS See Note 1. A substantial portion of the subassemblies included in the Company's FIBs, TEMs and SEMs are purchased from Philips Machine Factory. Materials purchases from Philips and other Philips-owned entities amounted to approximately $12,100, $14,450 and $18,600 for the years ended December 31, 1997, 1998 and 1999, respectively.

PURCHASES UNDER PHILIPS ARRANGEMENTS From time to time, the Company purchases materials, supplies and services under collective purchase agreements and purchase conditions negotiated by Philips for the benefit of its group of companies. For this service, the Company has paid a fixed annual fee amounting to approximately $50, $67 and $186 for the years ended December 31, 1997, 1998, and 1999, respectively. The Company also participates in certain business insurance programs under terms arranged by Philips. The benefits to the Company of these arrangements cannot be calculated precisely, but management believes that the costs of procuring these goods and services on a stand alone basis would be higher than the cost under the Philips arrangements.

      Through the majority shareholdings of Philips, the Company has the benefit of certain collective bargaining arrangements and the Philips rate for social charges in The Netherlands and other countries. If Philips were to no longer be the majority shareholder, the Company would have to negotiate new collective bargaining arrangements and there would be a new social charge rate applied to the Company, both of which could result in increased labor costs for the Company.

LEASED FACILITIES FROM PHILIPS In conjunction with the PEO Combination, the Company entered into a 10-year operating lease agreement for its manufacturing and administrative facilities in Acht, The Netherlands, with Philips Business Electronics. During 1997, Philips Business Electronics sold the property and assigned the lease with the Company to an unrelated third party. The Company paid $850 to Philips Business Electronics in 1997 under this lease arrangement. The Company also leases sales, service and administrative facilities from Philips in certain countries under various services agreements (see "Other Services Provided by Philips" below).

DEVELOPMENT SERVICES PROVIDED BY PHILIPS During 1998, the Company entered into a research and development contract with the Philips Machine Factory for the development of the stage assembly for the Company's next generation of instruments. In September 1998, the contract was terminated before completion and the Company agreed to settle its obligations to Philips Machine Factory for design and development services rendered under the contract for $3,581. This amount is included in research and development expense in the year ended December 31, 1998.

      The Company also purchases research and development services from Philips central research facility. During the years ended December 31, 1997, 1998 and 1999, the Company paid $125, $300 and $950, respectively, for such services.

      All of the patents used by the Company relating to its Electron Optics business segment and certain Microelectronics business segment products are licensed from Philips and its affiliates. As part of the PEO Combination, the Company acquired perpetual rights to certain patents owned by Philips. In addition, the Company has access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide, and the Company's patents are also subject to such cross-licenses. Some of these cross-licenses provide the Company with the right to use intellectual property that relates to its core technologies. In general these cross licenses are subject to continued majority ownership of the Company by Philips and if that ownership ceased the Company might lose these rights. This could result in increased royalty costs, or patent infringement actions and the costs associated with such claims, including direct costs as well as the diversion of management and technical resources.

OTHER SERVICES PROVIDED BY PHILIPS In connection with the PEO Combination, the Company entered into various services agreements with Philips affiliates for the purpose of defining their ongoing relationship. These agreements set forth certain rights and obligations of the Company, Philips and their respective affiliates on a prospective basis. The agreements afford the Company continued access to the research and development resources of Philips on a fee basis (see above), and provide for the parties' respective rights to intellectual property. These service agreements also provide for Philips affiliates to continue to provide certain administrative, accounting, customs, export, human resources, import, information technology, logistics, occupancy, and other services that have been provided to the Company in the past. During the years ended December 31, 1997, 1998 and 1999, the Company paid Philips approximately $3,600, $3,250 and $2,750 for these administrative and other services.

CURRENT ACCOUNTS WITH PHILIPS Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. Most of the current account transactions relate to deliveries of goods.

      Current accounts with Philips, after reclassification of a portion of the balance from December 31, 1998 to long term liabilities (see Note 9), consist of the following:

DECEMBER 31,                                         1998               1999
--------------------------------------------------------------------------------
Current accounts receivable                         $  5,689            $ 4,921
Current accounts payable                             (10,732)            (4,826)
--------------------------------------------------------------------------------
           Total                                    $ (5,043)           $    95
--------------------------------------------------------------------------------

OTHER RELATED PARTY TRANSACTIONS During the years ended December 31, 1998 and 1999, the Company made equipment sales of $1,721 and $372, respectively, to a customer in which the Company's Chief Executive Officer has an ownership interest. As of December 31, 1999, the Company also had outstanding $492 in lease guarantees for this customer (see Note 17).

      In September 1999 the Company made an investment of $3,000 in an unconsolidated affiliate in which the Company's Chief Executive Officer has an ownership interest (see Note 2).

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes the carrying amounts of cash and cash equivalents, receivables, current account with Philips, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved. Management believes that the carrying amounts of bank line of credit borrowings and the credit facility with Philips are a reasonable approximation of the fair value of those financial instruments because they bear interest at revolving market rates and because of the short-term maturities involved. The fair value of the Company's investment in unconsolidated affiliates is not readily determinable as the securities are not actively traded.

      International operations give rise to market risks from changes in foreign currency exchange rates. Forward exchange contracts are utilized to hedge a portion of the risk of foreign currency fluctuations. It is the Company's practice generally to hold such hedge contracts to maturity. The fair value of such contracts is not material. The counter-parties to such transactions are major financial institutions. Accordingly, no provision for counter-party non-performance has been made. As of December 31, 1999, the notional amount of forward exchange contracts outstanding totaled approximately $2,819 maturing at various dates through January 2000. The difference between the contracted rate and the spot rate at December 31, 1999 amounted to an unrealized loss of $22.

17.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations, or cash flows.

      In conjunction with the acquisition of Micrion in August 1998, the Company assumed potential liability in connection with a 1996 class action securities suit brought against Micrion. In December 1999, the Court granted the Company's renewed summary judgement motion. In January, 2000, the plaintiffs appealed the decision to the US Court of Appeals for the First Circuit. The Company expects that it will be several months before the appeal is briefed, argued and decided. The Company continues to believe the complaint to be without merit and intends to continue its vigorous defense of the claims.

      The Company is self-insured for certain aspects of its property and liability insurance program for a medical plan covering former employees of Micrion and is responsible for deductible amounts under certain policies. The deductible amounts generally range from $10 to $250 per claim.

      The Company participates in third party equipment lease financing programs with US financial institutions for a small portion of products sold. Under these arrangements, the financial institutions have limited recourse with the Company a portion of the outstanding lease portfolio. Under certain circumstances, the Company is obligated to exercise best efforts to re-market instruments which are reacquired by the financial institutions. As of December 31, 1999, the Company had guarantees outstanding under these lease financing programs, which totaled $1,330, related to transactions from 1996 through 1998.

18.  SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The Company operates in three business segments. The Components segment manufactures and markets electron and ion emitters, focusing columns, and components thereof. These components are used in the Company's FIB, SEM and TEM systems, and are also sold to other electron microscope manufacturers. The Microelectronics segment manufactures, markets, and services FIB workstations and DualBeam systems that combine a FIB column with a SEM column onto a single instrument. Microelectronics segment products are sold primarily to the semiconductor and data storage industries. The Electron Optics segment manufactures, markets and services SEMs and TEMs. Electron Optics products are sold in the materials and life sciences markets as well as in the semiconductor and data storage markets. The demand and market forces for these products differ significantly among the segments. See Note 1.

      The following table summarizes various financial amounts for each of the Company's business segments:


                                                                CORPORATE
                                            MICRO-  ELECTRON          AND
                           COMPONENTS  ELECTRONICS    OPTICS  ELIMINATIONS    TOTAL
------------------------------------------------------------------------------------
1997:

Product sales to customers      11,308     48,764      84,181       --       144,253
Service sales to customers        --        4,874      19,669       --        24,543
Inter-segment sales              4,120       --         7,334    (11,454)       --
------------------------------------------------------------------------------------
Total sales                     15,428     53,638     111,184    (11,454)    168,796
Gross profit                     5,916     25,401      33,286     (2,436)     62,167
Depreciation & amortization        480      2,551       1,043      2,096       6,170
Operating income (loss)          2,603      7,311       2,066    (44,853)    (32,873)
Total assets                    10,175     60,662      87,669     24,516     183,022
------------------------------------------------------------------------------------
1998:

Product sales to customers      15,528     54,596      79,906       --       150,030
Service sales to customers        --        5,141      23,600       --        28,741
Inter-segment sales              4,215       --         7,660    (11,875)       --
------------------------------------------------------------------------------------
Total sales                     19,743     59,737     111,166    (11,875)    178,771
Gross profit                     8,364     16,122      34,974       (268)     59,192
Depreciation & amortization        750      3,207       2,152      2,516       8,625
Operating income (loss)          4,831     (7,019)        814     (8,202)     (9,576)
Total assets                     6,904     64,763      97,691     21,780     191,138
------------------------------------------------------------------------------------
1999:

Product sales to customers      11,733     84,061      83,159       --       178,953
Service sales to customers        --        9,769      27,430       --        37,199
Inter-segment sales              4,274       --        10,169    (14,443)       --
------------------------------------------------------------------------------------
Total sales                     16,007     93,830     120,758    (14,443)    216,152
Gross profit                     5,339     41,050      39,597       (977)     85,009
Depreciation & amortization      1,027      4,799       3,899      3,986      13,711
Operating income (loss)          2,615      8,389       9,662    (23,181)     (2,515)
Total assets                     5,925    122,230      95,308     64,637     288,100


The Microelectronics segment includes the activity of Micrion from August 14, 1999 and thereafter, including 1999 sales of $12,779. The 1998 gross profit and operating income (loss) reflect nonrecurring charges of $3,083 in the Microelectronics segment and $6,443 in the Electron Optics Segment. Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, amortization of purchased goodwill and technology, charges for in-process research and development, and restructuring and reorganization costs are not allocated to the Company's business segments. Assets that cannot be assigned to a specific segment are shown as corporate assets, including purchased goodwill and technology. The Company's long-lived assets were geographically located as follows:


         DECEMBER 31,                       1998              1999
         ---------------------------------------------------------
          US                             $ 53,459         $ 102,093
          The Netherlands                   7,668             8,714
          Other                             3,451             5,434
          ---------------------------------------------------------
          Total                        $ 64,578         $ 116,241
          =========================================================


The following table summarizes sales by geographic region:


                               NORTH                 ASIA
                              AMERICA    EUROPE     PACIFIC    OTHER       TOTAL
-------------------------------------------------------------------------------
1997:

Total sales                  $ 71,522   $ 51,510   $ 42,949   $  2,815   $168,796
-------------------------------------------------------------------------------
1998:

Product sales to customers   $ 58,933   $ 48,881   $ 38,370   $  3,846   $150,030
Service sales to customers     15,468     12,178      1,095       --       28,741
-------------------------------------------------------------------------------
Total sales                  $ 74,401   $ 61,059   $ 39,465   $  3,846   $178,771
-------------------------------------------------------------------------------
1999:

Product sales to customers   $ 74,093   $ 49,402   $ 50,052   $  5,406   $178,953
Service sales to customers     20,036     13,818      3,148        197     37,199
-------------------------------------------------------------------------------
Total sales                  $ 94,129   $ 63,220   $ 53,200   $  5,603   $216,152
-------------------------------------------------------------------------------


Sales to customers in the US were $67,821, $73,190 and $92,590 for the years ended December 31, 1997, 1998 and 1999, respectively. Sales to no other country represented 10 percent or more of total sales in 1997, 1998 or 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated into this document by reference to the sections captioned "Number and Election of Directors" "Certain Information Regarding the Board of Directors of the Company," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999. For information concerning executive officers, see Item 4(a) of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated into this document by reference to the section captioned "Compensation of Executive Officers" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999; provided, however that the subsection captioned "Compensation Committee Report on Executive Compensation" is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated into this document by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated into this document by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) FINANCIAL STATEMENTS                                  PAGE IN THIS REPORT
                                                             -------------------
       Consolidated Balance Sheets at December 31, 1998
       and December 31, 1999                                            29

       Consolidated Statements of Operations
       each of the three years ended December 31, 1997,
       1998 and 1999                                                    30

       Consolidated Statements of Stockholders' Equity
       each of the three years ended December 31, 1997,
       1998 and 1999                                                    31

       Consolidated Statements of Cash Flows for
       each of the three years ended December 31, 1997,
       1998 and 1999                                                    32

       Notes to Consolidated Financial Statements                       34

       Independent Auditors Report of Deloitte & Touche LLP             52

(a)(2) FINANCIAL STATEMENT SCHEDULES**

       Independent Auditors Report                                   S-1

       Valuation and Qualifying Accounts for the Years               S-2
       Ended December 31, 1997, 1998 and 1999.


** All other schedules have been omitted because they are inapplicable or not required or because the information is given in the consolidated financial statements or the notes thereto. This supplemental schedule should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into this document by reference to the Company's 1999 Annual Report.

(a)(3) EXHIBITS

       (General List)

(a)(3)            EXHIBITS

2.1(4) Combination Agreement, dated November 15, 1996, as amended, between the Company and Philips Business Electronics International B.V.

2.2(7) Agreement and Plan of Merger, dated December 3, 1998, among the Company, Micrion Corporation and MC Acquisition Corporation.

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

10.2(4)+  1995 Stock Incentive Plan, as amended

10.3(2)+  1995 Supplemental Stock Incentive Plan

10.4(1)+  Form of Incentive Stock Option Agreement

10.5(1)+  Form of Nonstatutory Stock Option Agreement

10.6(1) Lease, dated as of November 20, 1992, between the Company and Capital Consultants, Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter Industry Pension Fund

10.7(4) Lease, dated January 11, 1996, between the Company and Pacific Realty Associates, L.P.

10.8(4) Lease, dated June 6, 1996, between the Company and Pacific Realty Associates, L.P.

10.9(1)# Agreement, dated February 9, 1994, between the Company and Philips Electron Optics B.V.

10.10(6) Lease, dated November 25, 1997, between the Company and Pacific Realty Associates, L.P.

10.11(5) Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of the Company, as lessee, including a guarantee by the Company of the lessee's obligations thereunder.

10.12 Credit Agreement dated February 25, 1999 between the Company and Koninklijke Philips Electronics N.V.

10.13(5) Employment Agreement, dated August 1, 1997, between the Company and Karel D. van der Mast

10.14 Master Divestment Agreement between the Company and Koninklijke Philips Electronics B.V. dated October 28, 1999

10.15 Employment Agreement dated August 12, 1999, between the Company and Nicholas P. Economou

10.16     Offer Letter between the Company and Vahe A. Sarkissian dated May 14,
          1998.

10.17(7)+ Stock Bonus Agreement, dated as of June 25, 1998, between the Company and Vahe A. Sarkissian

10.18(7)+ Restricted Stock Purchase Agreement, dated as of June 25, 1998, between the Company and Vahe A. Sarkissian

10.20(8) Stock Purchase Agreement, dated as of December 3, 1998, between Philips Business Electronics International B.V. and the Company

13 Annual Report to Securities Holders, or the Fiscal year ended December 31, 1999.

21.1      Subsidiaries of the Company

23.1      Consent of Deloitte & Touche LLP

27.1      Financial Data Schedule

----------------

     (1) Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146)

     (2) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

     (3) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 22, 1996

     (4) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

     (5) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997

     (6) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (7) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

     (8) Incorporated by reference to Exhibits to Company's Current Report on Form 8-K, dated December 9, 1998

     + This exhibit constitutes a management contract or compensatory plan or arrangement.

     # Confidential treatment has been granted by the Commission for certain portions of this agreement.

(b)  REPORTS ON FORM 8-K

     None.

     ANNUAL REPORT AND PROXY STATEMENT

     With the exception of the matters specifically incorporated herein by reference to the Company's 1999 Annual Report to Shareholders or to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000, no other provisions of the 1998 Annual Report to Shareholders or Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of FEI Company
Hillsboro, Oregon

We have audited the consolidated financial statements of FEI Company and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 8, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of FEI Company and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 8, 2000

                                   SCHEDULE II

                          FEI COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                        Additions
                                                   -------------------
                                       Balance at  Charged to   (1)              Balance at
                                     Beginning of  Costs and   Other                End
                                         Period    Expenses  Additions Deductions Period
                                         ------    --------  --------- ---------- ------
Year ended December 31, 1999:
 Reserve for obsolete inventory          $ 4,441   $ 1,330   $11,351   $(2,231)   $14,891
 Reserve for obsolete service inventory    6,810     1,128     2,328    (1,729)     8,537
 Allowance for doubtful accounts           1,942     1,753       197      (840)     3,052
                                         ------------------------------------------------
  Total                                  $13,193   $ 4,211   $13,876   $(4,800)   $26,480
                                         ------------------------------------------------
                                         ------------------------------------------------
Year ended December 31, 1998:
 Reserve for obsolete inventory          $ 3,901   $ 2,056   $  --     $(1,516)   $ 4,441
 Reserve for obsolete service inventory    3,862     3,760      --        (812)     6,810
 Allowance for doubtful accounts           1,788       379      --        (225)     1,942
                                         ------------------------------------------------
  Total                                  $ 9,551   $ 6,195   $  --     $(2,553)   $13,193
                                         ------------------------------------------------
                                         ------------------------------------------------
Year ended December 31, 1997:
 Reserve for obsolete inventory          $ 2,324   $ 1,806   $   426   $  (655)   $ 3,901
 Reserve for obsolete service inventory    2,661       926     1,067      (792)     3,862
 Allowance for doubtful accounts             603     1,623       450      (888)     1,788
                                         ------------------------------------------------
  Total                                  $ 5,588   $ 4,355   $ 1,943   $(2,335)   $ 9,551
                                         ------------------------------------------------
                                         ------------------------------------------------


(1) Amounts for 1997 represent the balance of Pre-Combination FEI at the date of the merger. Amounts for 1999 represent the balances at the dates of acquisition of Micrion and the Philips sales and service organizations.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of FEI Company
Hillsboro, Oregon

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 8, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       FEI COMPANY

                                       By: /s/ Vahe A. Sarkissian
                                           -------------------------------
                                           Vahe A. Sarkissian
                                           President and
                                           Chief Executive Officer

Date:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the following capacities on March 29, 2000.

            SIGNATURE                                     TITLE
            ---------                                     -----
/s/ Lynwood W. Swanson
----------------------------------        Chairman of the Board and Director
Lynwood W. Swanson


/s/ Vahe A. Sarkissian
----------------------------------        President, Chief Executive Officer
Vahe A. Sarkissian                        and Director
                                          (Principal Executive Officer



----------------------------------        Chief Operating Officer and Director
Nicholas P. Economou


/s/ Karel D. van der Mast
----------------------------------        Executive Vice President and
Karel D. van der Mast                     General Manager,
                                          Microelectronics Product Division

            SIGNATURE                                     TITLE
            ---------                                     -----

/s/ William P. Mooney
----------------------------------        Executive Vice President and Chief
William P. Mooney                         Financial Officer
                                          (Principal Financial Officer)


/s/ Mark V. Allred
----------------------------------        Corporate Controller and Assistant
Mark V. Allred                            Treasurer
                                          (Principal Accounting Officer)



----------------------------------         Director
Michael J. Attardo


/s/ William E. Curran
----------------------------------        Director
William E. Curran



----------------------------------        Director
Eric Goeld


/s/ William W. Lattin
----------------------------------        Director
William W. Lattin


/s/ Jan C. Lobbezoo
----------------------------------        Director
Jan C. Lobbezoo


/s/ Donald R. VanLuvanee
----------------------------------        Director
Donald R. VanLuvanee