Form 10-Q
period 2000-04-02
FEI CO
filed 2000-05-15
CIK 914329

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

     The number of shares of Common Stock outstanding as of May 5, 2000 was 27,956,384.

                               INDEX TO FORM 10-Q


                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets - April 2, 2000 (unaudited) and
       December 31, 1999......................................................................................... 1

     Condensed Consolidated Statements of Operations  (unaudited) -
       Thirteen Weeks Ended April 2, 2000 and April 4, 1999 ..................................................... 2

     Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) -
       Thirteen Weeks Ended April 2, 2000 and April 4, 1999 ..................................................... 3

     Condensed Consolidated Statements of Cash Flows  (unaudited) -
       Thirteen Weeks Ended April 2, 2000 and April 4, 1999.......................................................4

     Notes to Condensed Consolidated Financial Statements (unaudited)............................................ 5

   Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations........................................................................ 10

PART II - OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds............................................................15

   Item 6.  Exhibits and Reports on Form 8-K.....................................................................15

   Signatures....................................................................................................16



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          FEI COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            December 31,   April 2,
ASSETS                                                                          1999          2000
                                                                                          (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  11,124    $  14,760
  Receivables                                                                   77,628       80,336
  Current account with Philips (Note 6)                                             95          480
  Inventories (Note 4)                                                          59,517       57,934
  Deferred income taxes                                                         16,699       14,575
  Other                                                                          6,796        6,576
                                                                             ---------    ---------
           Total current assets                                                171,859      174,661


EQUIPMENT                                                                       28,768       28,377

PURCHASED GOODWILL AND TECHNOLOGY (Note 2)                                      65,586       64,177

OTHER ASSETS (Note 5)                                                           21,887       23,778
                                                                             ---------    ---------
TOTAL                                                                        $ 288,100    $ 290,993
                                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $  21,362    $  17,875
  Accrued payroll liabilities (Note 3)                                           6,795        6,298
  Accrued warranty reserves                                                      8,779        9,618
  Deferred revenue                                                              20,627       18,319
  Income taxes payable                                                           6,105        8,364
  Accrued restructuring costs (Note 3)                                             426         --
  Other current liabilities                                                     22,808       20,118
                                                                             ---------    ---------
           Total current liabilities                                            86,902       80,592

BANK LINE OF CREDIT BORROWINGS (Note 7)                                          1,192        2,257

CREDIT FACILITY WITH PHILIPS (Note 7)                                           34,820       40,604

DEFERRED INCOME TAXES                                                           10,637        9,500

OTHER LIABILITIES                                                                1,972        2,082

SHAREHOLDERS' EQUITY:
  Preferred stock - 500,000 shares authorized; none issued and outstanding        --           --
  Common stock - 45,000,000 shares authorized; 27,544,280 and
     27,952,591 shares issued and outstanding at December 31, 1999
     and April 2, 2000                                                         218,406      220,366
  Note receivable from shareholder                                              (1,116)      (1,116)
  Accumulated deficit                                                          (56,185)     (53,430)
  Accumulated other comprehensive loss                                          (8,528)      (9,862)
                                                                             ---------    ---------
           Total shareholders' equity                                          152,577      155,958
                                                                             ---------    ---------
TOTAL                                                                        $ 288,100    $ 290,993
                                                                             =========    =========


See notes to condensed consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                             Thirteen Weeks Ended
                                                             --------------------
                                                          April 4,          April 2,
                                                            1999              2000
NET SALES                                             $     45,408    $     67,153

COST OF SALES                                               28,083          39,985
                                                      ------------    ------------
           Gross profit                                     17,325          27,168
                                                      ------------    ------------
OPERATING EXPENSES:
  Research and development                                   5,239           7,226
  Selling, general and administrative                       10,645          13,445
  Amortization of purchased goodwill and technology            629           1,538
                                                      ------------    ------------
            Total operating expenses                        16,513          22,209
                                                      ------------    ------------
OPERATING INCOME                                               812           4,959

OTHER INCOME (EXPENSE):
  Interest income                                               81             198
  Interest expense                                            (307)           (542)
  Other                                                        552             132
                                                      ------------    ------------
           Total other income (expense), net                   326            (212)
                                                      ------------    ------------
INCOME BEFORE TAXES                                          1,138           4,747

INCOME TAX EXPENSE                                             432           1,992
                                                      ------------    ------------

NET INCOME                                            $        706    $      2,755
                                                      ============    ============

PER SHARE DATA:
  Net income per share-basic                          $       0.04    $       0.10
                                                      ============    ============
  Net income per share-diluted                        $       0.04    $       0.10
                                                      ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                               18,204,755      27,603,094
                                                      ============    ============
    Diluted                                             19,259,553      28,780,103
                                                      ============    ============


See notes to condensed consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                Thirteen Weeks Ended
                                                                --------------------
                                                                 April 4,    April 2,
                                                                   1999        2000
NET INCOME                                                       $   706    $ 2,755

OTHER COMPREHENSIVE LOSS:
  Foreign currency translation adjustment, zero taxes provided    (1,078)    (1,334)
                                                                 -------    -------

COMPREHENSIVE INCOME (LOSS)                                      $  (372)   $ 1,421
                                                                 =======    =======


See notes to condensed consolidated financial statements.

                          FEI COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     Thirteen Weeks Ended
                                                                                     --------------------
                                                                                     April 4,    April 2,
                                                                                       1999         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $    706    $  2,755
  Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation                                                                      1,759       2,512
      Amortization                                                                        898       1,844
      Retirement of fixed assets and demonstration systems                                 43         461
      Deferred income taxes                                                                13         987
      Decrease (increase) in assets:
        Receivables                                                                     2,439      (2,708)
        Current account with Philips                                                   (4,460)       (385)
        Inventories                                                                       320       1,583
        Other assets                                                                   (3,370)     (1,916)
      Increase (decrease) in liabilities:
        Accounts payable                                                                6,068      (3,487)
        Accrued payroll liabilities                                                       866        (497)
        Accrued warranty reserves                                                         748         839
        Deferred revenue                                                                3,492      (2,308)
        Accrued restructuring costs                                                       424        (426)
        Other liabilities                                                                (280)       (322)
                                                                                     --------    --------
           Net cash provided by (used in) operating activities                          9,666      (1,068)
                                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                                             (1,711)     (2,582)
  Investment in software development                                                     (399)       (190)
                                                                                     --------    --------
           Net cash used in investing activities                                       (2,110)     (2,772)
                                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) bank lines of credit                               (6,860)      1,065
  Proceeds from exercise of stock options and employee stock purchases                    452       2,474
  Sale of stock to Philips                                                               --           144
  Repurchase of Company stock                                                            --          (657)
  Proceeds from long-term borrowings from Philips                                      11,526       5,784
                                                                                     --------    --------
           Net cash provided by financing activities                                    5,118       8,810
                                                                                     --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (1,078)     (1,334)
                                                                                     --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              11,596       3,636

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         15,198      11,124
                                                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 26,794    $ 14,760
                                                                                     ========    ========


See notes to condensed consolidated financial statements

                          FEI COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - FEI Company and its wholly-owned subsidiaries (the "Company") design, manufacture, market and service products based on focused charged particle beam technology. The Company's products include transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), focused ion-beam systems ("FIBs") and products that incorporate an electron beam and an ion beam into a single system ("DualBeam Systems"). The Company also sells some of the components of electron microscopes and FIBs to other manufacturers. The Company has manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States and 23 other countries, constituting a majority of the worldwide market for the Company's products. The Company also sells its products through independent representatives in certain countries. Prior to December 1999, the Company's products were sold through distribution agreements with affiliates of Koninklijke Philips Electronics N.V. ("Philips") located in approximately 20 countries. The Company's FIBs and DualBeam Systems are sold primarily to semiconductor manufacturers and to thin film head manufacturers in the data storage industry, and are used in the design, manufacture and testing of integrated circuits and thin film heads. The Company's SEMs and TEMs are sold to life science and materials science research institutes, universities and industrial customers, as well as to semiconductor and thin film head manufacturers.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Approximately 50 percent of the Company's outstanding shares of common stock are owned by Philips resulting from the combination of FEI Company with Philips Electron Optics Division in 1997 (the "PEO Combination").

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - During 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which has not yet been adopted by the Company, but, as amended, is required to be adopted on January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which the Company is required to adopt in the second quarter of 2000. The Company is in the process of completing its analysis of the impact on earnings and the financial position of the Company upon adoption.

EARNINGS PER SHARE - The Company reports basic and diluted net income per share in accordance with SFAS No. 128, EARNINGS PER SHARE. The difference between basic and diluted net income per share is a result of the dilutive effect of options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows:

                                                                                 Thirteen Weeks Ended
                                                                          -----------------------------------
                                                                            April 4, 1999    April 2, 2000
Weighted average shares outstanding - basic                                   18,204,755       27,603,094
Dilutive effect of stock options calculated using the treasury stock
  method                                                                       1,054,798        1,177,009
                                                                             -----------      -----------
Weighted average shares outstanding - diluted                                 19,259,553       28,780,103
                                                                             ===========      ===========

2.   MERGERS AND ACQUISITIONS

MICRION CORPORATION - On August 13, 1999, the Company acquired all of the outstanding common stock of Micrion Corporation ("Micrion"), a Massachusetts corporation engaged in the design, manufacture, sale and service of focused charged particle beam systems. The purchase consideration consisted of 5,064,150 newly issued shares of the Company's Common Stock plus $30,385 in cash. The transaction was accounted for as a purchase, and, accordingly, purchase accounting was applied to the assets and liabilities of Micrion. The total purchase price of $69,355 consisted of the fair value of the Company's newly issued shares of Common Stock, the cash paid to Micrion shareholders, and transaction costs of $4,286 including investment banking fees and legal fees associated with required regulatory processes. Micrion's results of operations are included in the consolidated financial statements for the period subsequent to August 13, 1999.

Pro forma combined statement of operations data, presented as if the merger had occurred on January 1, 1999 is as follows:

                                                                               Thirteen Weeks
                                                                                   Ended
                                                                                  April 4,
                                                                                   1999*
          Net sales                                                              $  56,275
                                                                                 =========
          Net loss                                                               $ (15,183)
                                                                                 =========
          Pro forma net loss per share                                           $   (0.56)
                                                                                 =========
          Pro forma weighted average shares outstanding                             27,182
                                                                                 =========

          * Pro forma results for 1999 include the $14,089 charge for in-process research and development resulting from the Micrion acquisition.

Concurrent with the merger, Philips purchased from the Company 3,913,299 newly issued shares of common stock for $31,385 in cash.

PURCHASED GOODWILL AND TECHNOLOGY arising from the Company's merger and acquisition activity consisted of the following:

                                                                                December 31,   April 2,
                                                                                    1999         2000
Existing technology from PEO Combination, net of amortization
     of $3,893 and $4,237, respectively                                          $ 12,597     $ 12,253
Existing technology from Micrion acquisition, net of amortization
     of $543 and $1,066, respectively                                              15,734       15,211
Goodwill from PEO Combination, net of amortization
     of $3,330 and $3,616, respectively                                            13,822       13,667
Goodwill from Micrion acquisition, net of amortization
     of $658 and $1,045, respectively                                             23,433        23,046
                                                                                --------      --------
           Purchased goodwill and technology, net                               $ 65,586      $ 64,177
                                                                                ========      ========

3.   RESTRUCTURING AND REORGANIZATION

In the third quarter of 1998 the Company implemented a restructuring and reorganization plan to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The plan included the elimination of 173 positions worldwide, or about 16% of the Company's work force as of July 29, 1998. The positions affected included manufacturing, marketing, administrative, field service and sales personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 76 positions were terminated in 1998, 88 positions were terminated in 1999, and 9 positions were terminated in 2000.

The various components of restructuring and reorganization charges were as follows:

                                                        Thirteen Weeks Ended April 2, 2000
                                                        ----------------------------------
                                           Liability                                             Liability
                                             as of            Charged                              as of
                                          December 31,       Charged to                           April 2,
                                              1999             Expense         Settled (1)          2000
Severance, outplacement and related
  benefits for terminated employees          $ 1,665            $   --            $ (404)         $ 1,261

Lease abandonment costs for
   vacated facilities                             22                --               (22)              --
                                           ---------          ---------         ---------        ---------
                                             $ 1,687            $   --            $ (426)         $ 1,261
                                           =========          =========         =========        =========

(1) Represents cash payments as well as effects of changes in currency translation on recorded liabilities.

These amounts are reported in the condensed consolidated balance sheets as follows:

                              December 31,      April 2,
                                  1999           2000
Accrued restructuring costs   $        426   $       --
Accrued payroll liabilities          1,261          1,261
                              ------------   ------------
     Total                    $      1,687   $      1,261
                              ============   ============

Although all terminations under the plan have been completed, certain post termination obligations remain unpaid by the Company as of April 2, 2000, and these obligations are classified as accrued payroll liabilities.

4.   INVENTORIES

Inventories consisted of the following:

                                              December 31,     April 4,
                                                  1999            2000
Raw materials and assembled parts           $     29,148    $     26,854
Service inventories, current requirements          6,540           7,507
Work in process                                   20,896          24,904
Finished goods                                    17,824          13,114
                                            ------------    ------------
                                                  74,408          72,379
Reserve for obsolete inventory                   (14,891)        (14,445)
                                            ------------    ------------
Total inventories                           $     59,517    $     57,934
                                            ============    ============

5.   OTHER ASSETS

Other assets consisted of the following:

                                                                 December 31,  April 4,
                                                                     1999       2000
Service inventories, noncurrent, net of obsolescence reserves
  of $8,537 and $8,174, respectively                                $11,716   $13,724
Capitalized software development costs, net of amortization
  of $1,938 and $2,145, respectively                                  4,821     4,596
Patents, net of amortization of $60 and $66, respectively               261       255
Investments in unconsolidated affiliates                              3,000     3,000
Deposits and other                                                    2,089     2,203
                                                                    -------   -------
            Total other assets                                      $21,887   $23,778
                                                                    =======   =======


Software development costs capitalized during the thirteen weeks ended April 4, 1999 and April 2, 2000 were $399 and $190, respectively. Amortization of software development costs was $266 and $303 for the thirteen weeks ended April 4, 1999 and April 2, 2000.

6.   CURRENT ACCOUNT WITH PHILIPS

Current account with Philips represents accounts receivable and accounts payable between the Company and other Philips business units. Most of the current account transactions relate to deliveries of goods and services.

Current account with Philips consisted of the following:


                                                      December 31,     April 2,
                                                          1999           2000
Current accounts receivable                          $      4,921    $      3,972
Current accounts payable                                   (4,826)         (3,492)
                                                     ------------    ------------
           Total current account with Philips        $         95    $        480
                                                     ============    ============



7.   CREDIT FACILITY WITH PHILIPS AND BANK LINE OF CREDIT BORROWINGS

The Company has a credit facility with Philips that provides borrowing capacity of up to $50,000, with advances bearing interest at various base rates (LIBOR for U.S. dollar borrowings) plus 0.75%. The weighted average interest rates in effect at December 31, 1999 and April 2, 2000 were 5.02% and 4.66% respectively. Advances up to $10,000 may be made on a revolving current account basis, with additional advances made with maturities of one month, three months, or six months. The credit facility is unsecured, matures on February 26, 2002 and requires that the Company meet certain financial covenants. As of April 2, 2000 the Company was in compliance with all of these covenants. Based on management's intent, the borrowings outstanding under the credit facility are classified as long-term.

The Company also maintains a $5,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited facilities in selected foreign countries. At April 2, 2000, the Company had outstanding standby letters of credit totaling approximately $868 to secure customer advance deposits. These standby letters of credit reduce the amount available to borrow under the Company's $5,000 uncommitted facility.

8.   SHAREHOLDERS' EQUITY

The Company issued 81,414 and 96,383 shares of common stock to employees under its Employee Stock Purchase Plan during the thirteen weeks ended April 4, 1999 and April 2, 2000, respectively. 1,892 and 203,459 stock options were exercised during the thirteen weeks ended April 4, 1999 and April 2, 2000, respectively. Under the combination agreement between the Company and Philips, the Company issued 125,969 shares of common stock to Philips during the thirteen weeks ended April 2, 2000. No such shares were issued during the thirteen weeks ended April 4, 1999. During the thirteen weeks ended April 2, 2000, the Company sold 5,000 shares of common stock to Philips for $144. Also during the thirteen weeks ended April 2, 2000, the Company purchased 22,500 shares of its own common stock in the open market for an aggregate purchase price of $657.

9.   SEGMENT INFORMATION

The Company operates in three business segments. The Components segment manufactures and markets electron and ion emitters, focusing columns, and components thereof. These components are used in the Company's FIB, SEM and TEM systems, and are also sold to other electron microscope manufacturers. The Microelectronics segment manufactures, markets and services FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage industries. The Electron Optics segment manufactures, markets and services SEMs and TEMs. Electron Optics products are sold in the materials and life sciences markets as well as in the semiconductor and data storage markets. The demand forces for these products differ significantly among the segments. See Note 1.

The following table summarizes various financial amounts for each of the Company's business segments:


                                                                              Corporate
                                                 Micro-        Electron          and
Thirteen Weeks Ended            Components    electronics       Optics       Eliminations      Total
                               ------------   ------------   ------------    ------------    ------------
April 4, 1999:
  Product sales to customers   $      2,351   $     18,806   $     16,817    $       --      $     37,974
  Service sales to customers           --            1,213          6,221            --             7,434
  Inter-segment sales                   873           --            1,013          (1,886)           --
                               ------------   ------------   ------------    ------------    ------------
     Total sales                      3,224         20,019         24,051          (1,886)         45,408
  Operating income (loss)               415          2,189           (182)         (1,610)            812

April 2, 2000:
  Product sales to customers          4,695         25,951         25,233            --            55,879
  Service sales to customers           --            4,249          7,025            --            11,274
  Inter-segment sales                 1,054           --            1,491          (2,545)           --
                               ------------   ------------   ------------    ------------    ------------
     Total sales                      5,749         30,200         33,749          (2,545)         67,153
  Operating income (loss)             2,093          2,562          3,216          (2,912)          4,959


Inter-segment sales are recorded at cost, with no markup for gross profit within the selling segment. Shared operating expenses are allocated pro-rata to the business segments on the basis of product sales to customers.

10.  COMMITMENTS AND CONTINGENCIES

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


                                                 Thirteen Weeks Ended
                                            ---------------------------
                                                April 4,       April 2,
                                                  1999           2000
Net sales                                          100.0%         100.0%
Cost of sales                                       61.8           59.5
                                            ------------   ------------
Gross profit                                        38.2           40.5
Research and development costs                      11.5           10.8
Selling, general and administrative costs           23.4           20.0
Amortization of intangibles                          1.4            2.3
                                            ------------   ------------
Operating income                                     1.8            7.4
Other income (expense), net                          0.7           (0.3)
                                            ------------   ------------
Income before taxes                                  2.5            7.1
Tax expense                                          1.0            3.0
                                            ------------   ------------
Net income                                           1.6%           4.1%
                                            ------------   ------------



NET SALES. Net sales for the thirteen weeks ended April 2, 2000 increased $21.7 million (48%) compared to the corresponding period in 1999. The acquisition of Micrion, completed in August 1999, contributed $8.1 million to net sales for the thirteen weeks ended April 2, 2000.

Microelectronics segment product sales increased $7.1 million (38%) in the first quarter of 2000 compared to the first quarter of 1999. Of this increase, $5.8 million was attributable to Micrion. Microelectronics segment service sales increased $3.0 million (250%) in the first quarter of 2000 compared to the first quarter of 1999, with Micrion contributing $2.3 million of the increase. Industry conditions in both the semiconductor and data storage industries were generally stronger in the first quarter of 2000 than in the first quarter of 1999. In addition, the development of new applications for the Microelectronics segment products contributed to increased demand.

Electron Optics segment product sales increased $8.4 million (50%) in the first quarter of 2000 compared to the first quarter of 1999. Electron Optics segment service sales increased $0.8 million (13%) in the first quarter of 2000 compared to the first quarter of 1999. The Company began shipping a new series of TEM products in 1999 and strong demand for these products contributed to the sales increase in 2000. Sales of the Company's SEM products decreased 8% from 1999 to 2000, primarily due to increased competition. Growth in Electron Optics segment service revenues was primarily due to the acquisition of additional sales and service businesses from Philips in late 1999, which contributed $0.8 million of additional 2000 service revenue.

Product sales in the Components segment increased $2.3 million (100%) in the first quarter of 2000 compared to the first quarter of 1999. The demand for Components segment products was weak in the first quarter of 1999, due to customers' utilization of on-hand inventories. Demand for the Company's components segment products increased sharply beginning in late 1999.


                                                                Thirteen Weeks Ended
                                                            ------------------------
                                                             April 4,      April 2,
Sales by Geographic Region as a Percent of Total Revenues:     1999         2000
North America                                                       48%          47%
Europe                                                              31           32
Asia Pacific                                                        17           18
Rest of World                                                        4            3
                                                            -----------   ----------
                                                                   100%         100%
                                                            -----------   ----------


Sales increased in the first quarter of 2000 compared to the first quarter of 1999 in each of the three major geographic regions in which the Company sells; North America, Europe and Asia Pacific. In North America, sales increased by $9.9 million (46%) from 1999 to 2000 due to increased demand in the semiconductor industry and other markets in that region. Sales increased in the North America region across all of the Company's business segments. In Europe, sales increased by $7.8 million (56%) from 1999 to 2000 due to increased demand in the semiconductor industry, strong demand for the Company's new TEM products, and increased service revenues from the acquisition of additional sales and service businesses from Philips in late 1999. Sales increased in the Europe region across all of the Company's business segments. In the Asia Pacific region, sales increased by $4.3 million (54%) from 1999 to 2000 primarily due to increased demand in the data storage industry in that region. Sales increased in the Asia Pacific region in the Components and Microelectronics segments, and decreased slightly in the Electron Optics segment.

In addition to the U.S. Dollar, the Company conducts significant business in Euros, British Pounds, and Japanese Yen. In general, the U.S. Dollar was stronger in relation to the Euro (and the underlying European currencies) and British Pound and weaker in relation to the Japanese Yen in the first quarter of 2000 compared with the first quarter of 1999. Accordingly, the translation of sales denominated in European currencies resulted in lower reported sales in U.S. Dollars in the first quarter of 2000 as compared with the first quarter of 1999. The translation of sales denominated in Japanese Yen resulted in higher reported sales in U.S. Dollars in the first quarter of 2000 as compared with the first quarter of 1999.

GROSS PROFIT. Gross profit as a percentage of sales ("gross margin") was 40.5% for the first quarter of 2000 compared with 38.2% for the first quarter of 1999. The 2000 gross margin was negatively impacted by $0.3 million of non-cash inventory step-up adjustments related to purchase accounting for the Micrion acquisition. Without these purchase accounting effects, the gross margin would have been 40.9% in the first quarter of 2000. The improvement in gross margin was primarily due to changes in product mix. Gross margins on product sales increased in the Microelectronics and Components segments and decreased in the Electron Optics segment from 1999 to 2000. The Company's service activities also experienced strong improvement in gross margins due to economies of scale gained by further integration of the Company's global service resources.

RESEARCH AND DEVELOPMENT COSTS. Research and development ("R&D") costs for the thirteen weeks ended April 2, 2000 increased $2.0 million (38%) compared to the same period in 1999. As a percentage of sales, research and development costs were 10.8% and 11.5% for the thirteen weeks ended April 2, 2000 and April 4, 1999, respectively. Micrion accounted for $1.8 million of additional R&D expenses in 2000. R&D expense is reported net of subsidies and capitalized software development costs. These off-sets to R&D expense in the first quarter or 2000 increased by $0.5 million compared to the first quarter of 1999. Excluding the effects of these increased off-sets and the effect of the Micrion acquisition, 2000 R&D expense increased $0.7 million (13%) from the first quarter of 1999 to the first quarter of 2000. The Company is continuing to invest in the development of its next generation platform technology, as well as product upgrades, new software systems, and new products to broaden the product line offerings of our business segments. The Company expects to increase its research and development expenditures in 2000 compared to the expenditure levels of 1999.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative ("SG&A") costs for the thirteen weeks ended April 2, 2000 increased $2.8 million (26%) compared to the same period in 1999. As a percentage of sales, selling, general and administrative costs were 20.0% in the first quarter of 2000 compared with 23.4% in the first quarter of 1999. The increase in SG&A costs in 2000 was primarily attributable to the acquisition of Micrion and the additional sales and service businesses from Philips in 1999. For the first quarter of 2000, Micrion added $1.6 million of additional expense and the additional sales and service businesses added another $0.9 million of expense. Excluding the effect of these acquisitions, SG&A expense increased 3% in the first quarter of 2000 compared to the first quarter of 1999.

AMORTIZATION OF PURCHASED GOODWILL AND TECHNOLOGY. Amortization of purchased goodwill and technology increased by $0.9 million (145%) in the first quarter of 2000 compared with the first quarter of 1999 as a result of the Micrion acquisition.

OTHER INCOME (EXPENSE). Interest income represents interest earned on the short-term temporary investment of excess cash. The increase in interest income in 2000 compared to 1999 is primarily the result of increased principal invested. Interest expense increased in the first quarter of 2000 compared with the first quarter of 1999 reflecting higher levels of borrowing. Other income decreased in the first quarter of 2000 compared with the first quarter of 1999 due to lower levels of currency transaction gains.

INCOME TAX EXPENSE. The effective income tax rate on income before taxes was 42% for the thirteen weeks ended April 2, 2000 and 38% for the thirteen weeks ended April 4, 1999. The Company's effective tax rate is negatively impacted by the amortization of certain intangible assets not deductible for income tax purposes. The effective tax rate also differs from the U.S. federal statutory rate due to state and foreign taxes and the favorable tax effect of the Company's use of a foreign sales corporation ("FSC") for exports from the U.S., among other factors. The World Trade Organization ("WTO") has ruled that U.S. FSC's violate the WTO's global trading rules. The U.S. government is currently considering its response to the WTO and the tax benefit afforded the Company from utilization of its FSC may change in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were negative $1.1 million in the first quarter of 2000 compared to positive $9.7 million in the first quarter of 1999. Higher net income and depreciation and amortization expense were more than off-set by increases in receivables and decreases in accounts payable and deferred revenue in the first quarter of 2000. Capital expenditures, including capitalized software development costs, increased from $2.1 million in the first quarter of 1999 to $2.8 million in the first quarter of 2000. Financing activities provided $8.8 million in cash in the first quarter of 2000, consisting of net borrowings of $6.8 million under credit facilities and $2.6 million provided from the sale of common stock reduced by $0.7 million used to repurchase common stock for use in certain employee benefit plans. In the first quarter of 1999, financing activities provided $5.1 million in cash, consisting of $4.7 million in net borrowings under credit facilities and $0.5 million from the sale of common stock. The Company's cash and cash equivalents increased by $3.6 million in the quarter to $14.8 million as of April 2, 2000.

Management assesses liquidity needs by evaluating cash balances on hand, available borrowings under its credit lines, working capital trends, and expected cash flows from operating activities compared to its investment needs. The Company has invested both through research expenditures and through business combinations to expand its position in the Microelectronics business segment. During 2000 the Microelectronics segment increased its operating income to $2.7 million from $1.1 million in 1999. Management believes that this segment will continue to increase in sales and operating profits and provide sufficient cash flows to warrant continued investment.

The Company conducts sales and service activities on a worldwide basis and transacts business in numerous foreign currencies whose value in relation to the U.S. dollar fluctuates daily. Its principal raw materials, labor, and other manufacturing costs are primarily denominated in U.S. dollars, Dutch guilders, and Euros. The Company attempts to mitigate its currency translation and transaction exposures by using forward exchange contracts and by borrowing in multiple currencies. It also negotiates the selling currency with its customers. The conversion to the Euro in many European countries has afforded an opportunity to reduce the number of cross currency transactions.

The Company entered into a $50 million unsecured revolving credit agreement on February 25, 1999 with Philips, its majority shareholder. The agreement matures on February 26, 2002. It provides the Company with increased borrowing capacity, replacing the $25 million facility which was previously in place. The funds may be drawn either in the U.S. or offshore in a choice of three currencies. Under terms of the agreement, the Company must comply with customary banking terms and conditions including financial covenants which require specific minimum equity levels and minimum cash flow to interest expense ratios. As of April 2, 2000, the Company was in compliance with the covenants in the agreement. Interest on the outstanding balance is based on an applicable LIBOR rate for one, three, or six months, at the Company's option, plus 0.75%. As of April 2, 2000, borrowings under the credit facility were $40.6 million, providing unused credit capacity of $9.4 million. The Company also maintains a $5 million uncommitted line of credit with a U.S. Bank, which is utilized to support standby letters of credit, as well as certain limited credit facilities in foreign countries.

The Company issues shares under its Employee Stock Purchase Plan which enables employees to purchase Company shares at a 15% discount to market price at fixed points in time. The Company also grants options to purchase Company shares to many of its employees and directors as part of incentive and other compensation programs. During the thirteen weeks ended April 2, 2000, 299,842 shares were issued under these programs as compared to 83,306 shares issued in the same period of 1999. During the first quarter of 2000, the Company sold 5,000 shares of common stock to Philips for $0.1 million. The Company also purchased 22,500 shares of common stock in the open market for $0.7 million during the thirteen weeks ended April 2, 2000.

During 1999 the Company made several business investments in addition to ongoing investments in equipment and product development. The largest of these investments was the August 1999 purchase of Micrion. Purchase consideration for this transaction, including transaction costs, consisted of cash and Company shares totaling $69.4 million. In September 1999, the Company invested $3.0 million to acquire a 9.5% interest in a company, which is introducing an atomic force microscopy tool for the semiconductor industry. In conjunction with the investment, the Company entered into a distribution agreement through which it will market, sell, and service the equipment. The Company also obtained a warrant to purchase additional equity at a predetermined price and may make an additional investment in the future. During the fourth quarter of 1999, the Company acquired sales and service businesses from Philips in a number of smaller market areas. Purchase consideration included a preliminary cash payment of $3.3 million, which is subject to adjustment upon final settlement. The Company expects to continue to utilize acquisition and investment opportunities to augment its growth and market position.

The Company also made capital expenditures for acquisition of equipment of $2.6 million in 2000, 51% higher than the $1.7 million invested in 1999. These expenditures are primarily for application laboratory and demonstration systems, which exhibit the capabilities of the Company's equipment to its customers and potential customers. Capital expenditures in 2000 are expected to increase to the $12 million to $16 million range for this type of equipment as well as equipment used for research and development. The Company also invests in internally developed software which controls its equipment and provides information from the equipment for use by customers. In 2000, capitalized amounts for internally developed software decreased to $0.2 million from the 1999 investment of $0.4 million. These expenditures are expected to continue to increase as the Company introduces new products and adds new applications to its existing products.

The Company believes that its cash and cash equivalents, cash flows from operating activities and existing credit facilities are adequate to meet the Company's cash requirements over the next 12 to 18 months.

BOOKINGS AND BACKLOG

The Company's backlog consists of purchase orders it has received for products and services it expects to ship and deliver within the next 12 months, although there is no assurance that the Company will be able to do so. At April 2, 2000 the Company's product backlog was $104 million and its field service backlog was $15 million for a total backlog of $119 million. For the first quarter of 2000, the Company's consolidated book-to-bill ratio for both products and service was
1.2 to 1. A substantial portion of the Company's backlog relates to orders for products with a relatively high average selling price. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on the Company's backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

FORWARD-LOOKING STATEMENTS

From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in plant and equipment and software development, the portions of the Company's sales consisting of international sales and expected capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in plant and equipment and software development include, but are not limited to, downturns in the IC manufacturing market, lower than expected customer orders and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase the Company's capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 21, 1997 (the "Combination Closing"), the Company combined with the electron optics business of Philips Electronics N.V. pursuant to a Combination Agreement dated November 15, 1996 between the Company and Philips Business Electronics International B.V., a Netherlands corporation ("PBE"). The Combination Agreement provides in relevant part that at the time of issuance by the Company of any shares of Common Stock upon the exercise of a stock option that was outstanding on the date of the Combination Closing, the Company is required to issue to PBE a number of additional shares of Common Stock equal to 122.22% of the shares issued on exercise of the option. During the thirteen weeks ended April 2, 2000 the Company issued 125,969 shares of its Common Stock to PBE pursuant to this provision of the Combination Agreement. The shares issued were not registered under the Securities Act of 1933 (the "Securities Act"), and the issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering. The consideration received by the Company for the shares issued, together with the shares issued to PBE at the Combination Closing, was the outstanding shares of Philips Electron Optics International B.V. and Philips Electron Optics, Inc.

During the thirteen weeks ended April 2, 2000 the Company also sold 5,000 shares of its Common Stock to Philips for an aggregate purchase price of $144,000. The shares issued were not registered under the Securities Act, and the sale was made in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

         27.1     Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FEI COMPANY

Dated:  May 15, 2000               /s/ Vahe A. Sarkissian
                                   ---------------------------------------------
                                   Vahe A. Sarkissian
                                   President and
                                   Chief Executive Officer

                                   /s/ William P. Mooney
                                   ---------------------------------------------
                                   William P. Mooney
                                   Executive Vice President and
                                   Chief Financial Officer

                                   /s/ Mark V. Allred
                                   ---------------------------------------------
                                   Mark V. Allred
                                   Corporate Controller