Form 10-Q
period 2000-07-02
FEI CO
filed 2000-08-15
CIK 914329

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-22780

FEI COMPANY
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0621989 (I.R.S. Employer Identification Number)
7451 NW Evergreen Parkway Hillsboro, Oregon (Address of principal executive offices)	97124-5830 (Zip Code)

(503) 640-7500
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock outstanding as of August 8, 2000 was 28,164,404.

INDEX TO FORM 10-Q

Page

Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets—July 2, 2000 (unaudited) and December 31, 1999	1
Condensed Consolidated Statements of Operations (unaudited)—Thirteen Weeks Ended July 2, 2000 and July 4, 1999 and Twenty-Six Weeks Ended July 2, 2000 and July 4, 1999	2
Condensed Consolidated Statements of Comprehensive Income (unaudited)—Thirteen Weeks Ended July 2, 2000 and July 4, 1999 and Twenty-Six Weeks Ended July 2, 2000 and July 4, 1999	3
Condensed Consolidated Statements of Cash Flows (unaudited)—Twenty-Six Weeks Ended July 2, 2000 and July 4, 1999	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II—Other Information
Item 2. Changes in Securities and Use of Proceeds	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21

i

PART I—Financial Information

Item 1. Financial Statements

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 1999	July 2, 2000
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,124	$18,252
Receivables	77,628	90,864
Current account with Philips (Note 6)	95	3,188
Inventories (Note 4)	59,517	57,362
Deferred income taxes	16,699	16,996
Other	6,796	5,813

Total current assets	171,859	192,475
EQUIPMENT	28,768	29,366
PURCHASED GOODWILL AND TECHNOLOGY (Note 2)	65,586	62,613
OTHER ASSETS (Note 5)	21,887	26,518

TOTAL	$288,100	$310,972

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,362	$21,119
Accrued payroll liabilities (Note 3)	6,795	8,061
Accrued warranty reserves	8,779	10,966
Deferred revenue	20,627	17,745
Income taxes payable	6,105	14,622
Accrued restructuring costs (Note 3)	426	—
Other current liabilities	22,808	18,815

Total current liabilities	86,902	91,328
BANK LINE OF CREDIT BORROWINGS (Note 7)	1,192	—
CREDIT FACILITY WITH PHILIPS (Note 7)	34,820	47,383
DEFERRED INCOME TAXES	10,637	8,481
OTHER LIABILITIES	1,972	1,986
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
SHAREHOLDERS' EQUITY:
Preferred stock—500,000 shares authorized; none issued and outstanding	—	—
Common stock—45,000,000 shares authorized; 27,544,280 and 28,072,272 shares issued and outstanding at December 31, 1999 and July 2, 2000	218,406	221,030
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(56,185)	(47,712)
Accumulated other comprehensive loss	(8,528)	(10,408)

Total shareholders' equity	152,577	161,794

TOTAL	$288,100	$310,972

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 1999	July 2, 2000	July 4, 1999	July 2, 2000
NET SALES	$45,722	$78,902	$91,130	$146,055
COST OF SALES	27,552	44,812	55,635	84,797

GROSS PROFIT	18,170	34,090	35,495	61,258

OPERATING EXPENSES:
Research and development	4,537	7,685	9,776	14,911
Selling, general and administrative	11,045	14,944	21,690	28,389
Amortization of purchased intangibles (Note 2)	629	1,537	1,258	3,075
Restructuring and reorganization costs (Note 3)	131	—	131	—

Total operating expenses	16,342	24,166	32,855	46,375

OPERATING INCOME	1,828	9,924	2,640	14,883
OTHER INCOME (EXPENSE):
Interest income	118	203	199	401
Interest expense	(182)	(617)	(489)	(1,159)
Other	(102)	(134)	450	(2)

Total other income (expense), net	(166)	(548)	160	(760)

INCOME BEFORE TAXES	1,662	9,376	2,800	14,123
INCOME TAX EXPENSE	688	3,658	1,120	5,650

NET INCOME	$974	$5,718	$1,680	$8,473

PER SHARE DATA:
Net income per share—basic	$0.05	$0.21	$0.09	$0.30

Net income per share—diluted	$0.05	$0.20	$0.09	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,319	27,890	18,290	27,855

Diluted	19,314	28,971	19,287	28,940

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 1999	July 2, 2000	July 4, 1999	July 2, 2000
NET INCOME	$974	$5,718	$1,680	$8,473
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, zero taxes provided	(460)	(546)	(1,538)	(1,880)

COMPREHENSIVE INCOME	$514	$5,172	$142	$6,593

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 4, 1999	July 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,680	$8,473
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,826	5,005
Amortization	1,976	3,901
Retirement of fixed assets and demonstration systems	357	172
Deferred income taxes	141	(2,453)
Decrease (increase) in assets:
Receivables	9,904	(13,236)
Current account with Philips	(6,243)	(3,093)
Inventories	(1,416)	3,304
Other assets	(1,811)	(1,608)
Increase (decrease) in liabilities:
Accounts payable	6,712	(242)
Accrued payroll liabilities	1,039	1,266
Accrued warranty reserves	(21)	2,187
Deferred revenue	457	(2,882)
Accrued restructuring costs	(840)	(426)
Other liabilities	1,309	4,537

Net cash provided by operating activities	17,070	4,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(3,732)	(7,398)
Investment in unconsolidated affiliate (Note 5)	—	(1,250)
Investment in software development	(1,155)	(1,244)

Net cash used in investing activities	(4,887)	(9,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of bank lines of credit	(6,789)	(1,192)
Proceeds from exercise of stock options and employee stock purchases	572	3,137
Sale of stock to Philips	—	144
Repurchase of Company stock	—	(657)
Proceeds from (repayments of) long-term borrowings from Philips	(7,066)	12,563

Net cash provided by (used in) financing activities	(13,283)	13,995

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,538)	(1,880)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,638)	7,128
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,198	11,124

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,560	$18,252

See notes to condensed consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business—FEI Company and its wholly-owned subsidiaries (the "Company") design, manufacture, market and service products based on charged particle beam technology. The Company's products include transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), focused ion-beam systems ("FIBs") and products that incorporate an electron beam and an ion beam into a single system ("DualBeam Systems"). The Company has manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States and approximately 20 other countries, constituting a majority of the worldwide market for the Company's products. The Company also sells its products through independent representatives in certain countries. Prior to December 1999, the Company's products were sold through distribution agreements with affiliates of Koninklijke Philips Electronics N.V. ("Philips") located in approximately 20 countries. The Company's FIBs and DualBeam Systems are sold primarily to semiconductor manufacturers and to thin film head manufacturers in the data storage industry, and are used in the design, manufacture and testing of integrated circuits and thin film heads. The Company's SEMs and TEMs are sold to life science and materials science research institutes, universities and industrial customers, as well as to semiconductor and thin film head manufacturers. The Company also sells some of the components of electron microscopes and FIBs to other manufacturers.

    Basis of Presentation—The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In February 1997, the Company merged with the Electron Optics Division of Philips in a reverse acquisition transaction in which Philips obtained a majority ownership position in the Company (the "PEO Combination").

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

    Recently Issued Accounting Pronouncements—During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which has not yet been adopted by the Company, but, as amended, is required to be adopted on January 1, 2001. Due to the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to implement in the fourth quarter of 2000 as a cumulative effect adjustment in the Consolidated Statement of Operations. SAB 101 sets forth the SEC's guidance in applying generally accepted accounting principles to selected revenue recognition issues. The Company is awaiting further interpretive guidance in order to complete its analysis of the impact on earnings and the financial position of the Company upon adoption of SAB 101. Based on existing guidance, the Company expects the impact of SAB 101 to be material.

    Earnings per Share—The Company reports basic and diluted net income per share in accordance with SFAS No. 128, Earnings per Share. The difference between basic and diluted net income per share is a result of the dilutive effect of options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows (shares in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 1999	July 2, 2000	July 4, 1999	July 2, 2000
Weighted average shares outstanding—basic	18,319	27,890	18,289	27,855
Dilutive effect of stock options calculated using the treasury stock method	995	1,081	998	1,085

Weighted average shares outstanding—diluted	19,314	28,971	19,287	28,940

2. MERGERS AND ACQUISITIONS

    Micrion Corporation—On August 13, 1999, the Company acquired all of the outstanding common stock of Micrion Corporation ("Micrion"), a Massachusetts corporation engaged in the design, manufacture, sale and service of charged particle beam systems. The purchase consideration consisted of 5,064,150 newly issued shares of the Company's Common Stock plus $30,385 in cash. The transaction was accounted for as a purchase, and, accordingly, purchase accounting was applied to the assets and liabilities of Micrion. The total purchase price of $69,355 consisted of the fair value of the Company's newly issued shares of Common Stock, the cash paid to Micrion shareholders, and transaction costs of $4,286, including investment banking fees and legal fees associated with required regulatory processes. Micrion's results of operations are included in the consolidated financial statements for the period subsequent to August 13, 1999.

    Pro forma combined statement of operations data, presented as if the merger had occurred on January 1, 1999 is as follows:

Twenty-Six Weeks Ended July 4, 1999
Net sales	$109,412

Net loss*	$(17,489)

Pro forma net loss per share*	$(0.64)

Pro forma weighted average shares outstanding	27,267

*
Pro forma results for 1999 include the $14,089 charge for in-process research and development resulting from the Micrion acquisition.

    Concurrent with the merger, Philips purchased from the Company 3,913,299 newly issued shares of common stock for $31,385 in cash. The pro forma combined financial information presented above is not necessarily indicative of what actual results would have been had the merger or issuance of FEI shares to Philips occurred at the beginning of the period nor do they purport to indicate the results of future operations of FEI and Micrion.

    Purchased Goodwill and Technology arising from the Company's merger and acquisition activity consisted of the following:

	December 31, 1999	July 2, 2000
Existing technology from PEO Combination, net of amortization of $3,893 and $4,581, respectively	$12,597	$11,909
Existing technology from Micrion acquisition, net of amortization of $543 and $1,473, respectively	15,734	14,804
Goodwill from PEO Combination, net of amortization of $3,330 and $3,901, respectively	13,822	13,366
Goodwill from Micrion acquisition, net of amortization of $658 and $1,547, respectively	23,433	22,534

Purchased goodwill and technology, net	$65,586	$62,613

3. RESTRUCTURING AND REORGANIZATION

    In the third quarter of 1998 the Company implemented a restructuring and reorganization plan to consolidate operations, eliminate redundant facilities, reduce operating expenses, and provide for outsourcing of certain manufacturing activities. The plan included the elimination of 173 positions worldwide, or about 16% of the Company's work force as of July 29, 1998. The positions affected included manufacturing, marketing, administrative, field service and sales personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 76 positions were terminated in 1998, 88 positions were terminated in 1999, and 9 positions were terminated in 2000. The charge of $131 recognized in the second quarter of 1999 represented costs of consolidating the Company's UK operations.

    The various components of restructuring and reorganization charges were as follows:

	Twenty-Six Weeks Ended July 2, 2000
	Liability as of December 31, 1999	Settled(1)	Liability as of July 2, 2000
Severance, outplacement and related benefits for terminated employees	$1,665	$(687)	$978
Lease abandonment costs for vacated facilities	22	(22)	—

	$1,687	$(709)	$978

(1)
Represents cash payments as well as effects of changes in currency translation on recorded liabilities.

    These amounts are reported in the condensed consolidated balance sheets as follows:

	December 31, 1999	July 2, 2000
Accrued restructuring costs	$426	$—
Accrued payroll liabilities	1,261	978

Total	$1,687	$978

    Although all terminations under the plan have been completed, certain post termination obligations remain unpaid by the Company as of July 2, 2000, and these obligations are classified as accrued payroll liabilities.

4. INVENTORIES

    Inventories consisted of the following:

	December 31, 1999	July 2, 2000
Raw materials and assembled parts	$29,148	$25,442
Service inventories, current requirements	6,540	6,954
Work in process	20,896	23,084
Finished goods	17,824	15,527

	74,408	71,007
Reserve for obsolete inventory	(14,891)	(13,645)

Total inventories	$59,517	$57,362

5. OTHER ASSETS

    Other assets consisted of the following:

	December 31, 1999	July 2, 2000
Service inventories, noncurrent, net of obsolescence reserves of $8,537 and $9,144, respectively	$11,716	$14,411
Capitalized software development costs, net of amortization of $1,938 and $2,649, respectively	4,821	5,602
Patents, net of amortization of $60 and $71, respectively	261	250
Investments in unconsolidated affiliates	3,000	4,250
Deposits and other	2,089	2,005

Total other assets	$21,887	$26,518

    Software development costs capitalized during the twenty-six weeks ended July 4, 1999 and July 2, 2000 were $1,155 and $1,244, respectively. Amortization of software development costs was $611 and $817 for the twenty-six weeks ended July 4, 1999 and July 2, 2000.

    In June 2000, the Company purchased 513,326 shares of Surface/Interface, Inc. ("Surface/Interface") Series D preferred stock for $1,250, bringing the Company's total investment in Surface/Interface to $4,250.

6. CURRENT ACCOUNT WITH PHILIPS

    Current account with Philips represents accounts receivable and accounts payable between the Company and other Philips business units. Most of the current account transactions relate to deliveries of goods and services.

    Current account with Philips consisted of the following:

	December 31, 1999	July 2, 2000
Current accounts receivable	$4,921	$5,309
Current accounts payable	(4,826)	(2,121)

Total current account with Philips	$95	$3,188

7. CREDIT FACILITY WITH PHILIPS AND BANK LINE OF CREDIT BORROWINGS

    The Company has a credit facility with Philips that provides borrowing capacity of up to $50,000, with advances bearing interest at LIBOR plus 0.75%. The weighted average interest rates in effect at December 31, 1999 and July 2, 2000 were 5.02% and 4.67% respectively. Advances up to $10,000 may be made on a revolving current account basis, with additional advances made with maturities of one month, three months, or six months. The credit facility is unsecured and matures on the earlier of February 26, 2002 or after 120 days in the event that Philips' ownership falls below 50%. The credit facility requires that the Company meet certain financial covenants, such as interest coverage and minimum net worth. As of July 2, 2000, the Company was in compliance with all of these covenants. Based on management's intent, the borrowings outstanding under the credit facility are classified as long-term. In August 2000, Philips agreed to amend the credit facility, increasing the borrowing capacity to $75,000 and increasing the minimum shareholders' equity covenant to $150,000.

    The Company also maintains a $5,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited facilities in selected foreign countries. In addition, the Company maintains an unsecured and uncommitted bank facility in the U.S. for the purpose of issuing standby letters of credit. At July 2, 2000, the Company had outstanding standby letters of credit totaling approximately $825 to secure customer advance deposits.

8. SHAREHOLDERS' EQUITY

    The Company issued 81,414 and 96,383 shares of common stock to employees under its Employee Stock Purchase Plan during the twenty-six weeks ended July 4, 1999 and July 2, 2000, respectively. A total of 12,192 and 292,271 stock options were exercised during the twenty-six weeks ended July 4, 1999 and July 2, 2000, respectively. In connection with the combination agreement between the Company and Philips, the Company issued 156,838 shares of common stock to Philips during the twenty-six weeks ended July 2, 2000. No such shares were issued during the twenty-six weeks ended July 4, 1999. During the twenty-six weeks ended July 2, 2000 the Company sold 5,000 shares of common stock to Philips for $144. Also during the twenty-six weeks ended July 2, 2000, the Company purchased 22,500 shares of its own common stock in the open market for an aggregate purchase price of $657.

9. SEGMENT INFORMATION

    The Company operates in four business segments. The Microelectronics segment manufactures and markets FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market. The Electron Optics segment manufactures and markets SEMs and TEMs. Electron Optics products are sold in the industry and institute market to materials and life sciences customers as well as in the semiconductor and data storage markets. The Components segment manufactures and markets electron and ion emitters, focusing columns, and components thereof. These components are used in the Company's FIB, DualBeam, SEM and TEM systems, and are also sold to other electron microscope and FIB manufacturers. The Customer Service segment services the Company's world-wide installed base of products, generally under service contracts. See also Note 1.

    The following table summarizes various financial amounts for each of the Company's business segments:

Twenty-Six Weeks Ended	Micro- electronics	Electron Optics	Components	Customer Service	Corporate and Eliminations	Total
July 4, 1999:
Sales to external customers	$35,341	$35,583	$4,681	$15,525	$—	$91,130
Inter-segment sales	—	2,709	2,325	—	(5,034)	—

Total sales	35,341	38,292	7,006	15,525	(5,034)	91,130
Operating income (loss)	3,636	(1,561)	999	3,139	(3,573)	2,640
July 2, 2000:
Sales to external customers	63,835	49,804	9,853	22,563	—	146,055
Inter-segment sales	132	4,091	2,535	—	(6,758)	—

Total sales	63,967	53,895	12,388	22,563	(6,758)	146,055
Operating income (loss)	12,880	1,965	4,014	2,148	(6,124)	14,883

    Inter-segment sales are presented above at cost, with no markup for gross profit within the selling segment. Direct costs and operating expenses are reflected in the applicable segment. Shared operating expenses are allocated pro-rata to the segments on the basis of product sales to customers, headcount, or space occupancy as appropriate.

10. COMMITMENTS AND CONTINGENCIES

    The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

    In conjunction with the acquisition of Micrion in August 1999, the Company assumed potential liability in connection with a 1996 class action securities suit brought against Micrion. In December 1999, the Court granted the Company's renewed summary judgement motion. In January 2000, the plaintiffs appealed the decision to the U.S. Court of Appeals for the First Circuit. The Company expects that it will be several months before the appeal is briefed, argued and decided. The Company continues to believe the complaint to be without merit and intends to continue its vigorous defense of the claims.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 1999	July 2, 2000	July 4, 1999	July 2, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.3	56.8	61.1	58.1

Gross profit	39.7	43.2	38.9	41.9
Research and development costs	9.9	9.7	10.7	10.2
Selling, general and administrative costs	24.2	18.9	23.8	19.4
Amortization of purchased intangibles	1.4	1.9	1.4	2.1
Restructuring and reorganization costs	0.3	0.0	0.1	0.0

Operating income	4.0	12.6	2.9	10.2
Other income (expense), net	(0.4)	(0.7)	0.2	(0.5)

Income before taxes	3.6	11.9	3.1	9.7
Tax expense	1.5	4.6	1.2	3.9

Net income	2.1%	7.2%	1.8%	5.8%

    Percentages may not foot due to rounding.

    Net sales.  Net sales increased $33.1 million (73%) for the thirteen weeks and $54.9 million (60%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. The acquisition of Micrion, completed in August 1999, contributed $7.9 million to net sales for the thirteen weeks ended July 2, 2000 and $16.0 million for the twenty-six weeks ended July 2, 2000.

    Microelectronics segment product sales increased $21.3 million (129%) for the thirteen weeks and $28.5 million (81%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. Of this increase, $5.6 million for the thirteen weeks and $11.4 million for the twenty-six weeks was attributable to Micrion. The development of new applications for the Company's products as well as increased acceptance and penetration in the semiconductor and data storage markets contributed to increased demand and sales volume for this segment.

    Electron Optics segment product sales increased $5.8 million (31%) for the thirteen weeks and $14.2 million (40%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. The Company began shipping a new series of TEM products called Tecnai in 1999 and strong demand for these products contributed to the sales increase in 2000. TEM sales increased in 2000 in the industry and institute market as well as in the semiconductor market.

    Product sales in the Components segment increased $2.8 million (121%) for the thirteen weeks and $5.2 million (110%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. Sales of the Company's components products were lower in the first half of 1999, primarily due to customers' utilization of on-hand inventories. Demand for the Company's components products increased sharply in late 1999 and continuing through the first half of 2000, as customers increased their production requirements.

    Service sales increased $3.2 million (40%) in the thirteen weeks and $7.0 million (45%) in the twenty-six weeks ended July 2, 2000 compared with the same periods of 1999. Of this increase, $2.3 million for the thirteen weeks and $4.6 million for the twenty-six weeks was attributable to Micrion. In addition, the acquisition of additional sales and service businesses from Philips in late 1999 contributed to the increase in service revenues in the first half of 2000.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
Sales by Geographic Region:
	July 4, 1999		July 2, 2000		July 4, 1999		July 2, 2000
North America	$17,275	38%	$36,091	46%	$38,894	43%	$67,597	46%
Europe	16,385	36%	17,366	22%	30,269	33%	39,698	27%
Asia Pacific	11,178	24%	25,163	32%	19,102	21%	38,348	26%
Rest of World	884	2%	282	0%	2,865	3%	412	0%

	$45,722	100%	$78,902	100%	$91,130	100%	$146,055	100%

    Sales increased in both the thirteen weeks and twenty-six weeks ended July 2, 2000 compared to the same periods in 1999, for each of the three major geographic regions in which the Company sells; North America, Europe and Asia Pacific. In North America, sales increased by $18.8 million (109%) for the thirteen weeks and $28.7 million (74%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. Sales increased in the North America region across all of the Company's business segments, primarily due to increased demand in the semiconductor, data storage and industry and institute markets in that region. Service sales in North America increased primarily due to the acquisition of Micrion. In Europe, sales increased by $1.0 million (6%) for the thirteen weeks and $9.4 million (31%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. Sales increased in the Europe region across all of the Company's business segments, due to increased demand in the semiconductor industry and strong demand for the Company's new Tecnai TEM products. Service revenues increased in Europe primarily from the acquisition of additional sales and service businesses from Philips in late 1999. In the Asia Pacific region, sales increased by $14.0 million (125%) for the thirteen weeks and by $19.2 million (101%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. Sales increased in the Asia Pacific region across all of the Company's business segments, primarily due to increased demand in the semiconductor and data storage industries in that region. Service revenues increased in the Asia Pacific region primarily due to the acquisition of Micrion in 1999.

    Gross profit.  Gross profit as a percentage of sales ("gross margin") was 43.2% for the second quarter of 2000 compared with 39.7% for the second quarter of 1999, and was 41.9% for the first half of 2000 compared with 38.9% for the first half of 1999. Gross margins on product sales increased in each of the Company's three product segments from 1999 to 2000. The improvement in gross margin from 1999 to 2000 is primarily the result of shifts in product mix as well as more favorable factory overhead absorption from higher production volumes and lower manufacturing costs from outsourcing certain manufacturing activities. The Company's service segment experienced a decrease in gross margin from 1999 to 2000 due to the impact of the additional sales and service businesses purchased from Philips in late 1999, which have lower average service business gross margins than the Company's other more established service operations.

    Research and development costs.  Research and development ("R&D") costs increased $3.1 million (69%) for the thirteen weeks and $5.1 million (53%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. As a percentage of sales, research and development costs were 9.7% and 9.9% for the thirteen weeks and 10.2% and 10.7% for the twenty-six weeks ended July 2, 2000 and July 4, 1999, respectively. Micrion accounted for $1.6 million of additional R&D expenses for the thirteen weeks and $3.4 million for the twenty-six-weeks ended July 2, 2000. R&D expense is reported net of subsidies and capitalized software development costs. Excluding the effects of these off-sets and the effect of the Micrion acquisition, R&D expense increased $2.0 million (44%) for the thirteen weeks and $2.4 million (24%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. The Company is continuing to invest in the development of product improvements and upgrades, new software systems, and new products to broaden the product line offerings of its business segments. The Company expects to continue to increase its total R&D expenditures throughout the remainder of 2000.

    Selling, general and administrative costs.  Selling, general and administrative ("SG&A") costs increased $3.9 million (35%) for the thirteen weeks and $6.7 million (31%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999. As a percentage of sales, SG&A costs were 18.9% and 24.2% for the thirteen weeks and 19.4% and 23.8% for the twenty-six weeks ended July 2, 2000 and July 4, 1999, respectively. The increase in SG&A costs from 1999 to 2000 was primarily attributable to the acquisition of Micrion and the additional sales and service businesses from Philips in 1999, as well as increased sales. These acquisitions added SG&A costs of $3.0 million for the thirteen weeks and $5.5 million for the twenty-six weeks ended July 2, 2000. The decrease in SG&A as a percent of sales from 1999 to 2000 is attributable to higher sales volumes and the fact that more SG&A costs are fixed rather than variable in nature.

    Amortization of purchased goodwill and technology.  Amortization of purchased goodwill and technology increased by $0.9 million (144%) for the thirteen weeks and $1.8 million (144%) for the twenty-six weeks ended July 2, 2000 compared to the same periods in 1999 as a result of the Micrion acquisition which occurred in August 1999.

    Other income (expense).  Interest income represents interest earned on the short-term temporary investment of excess cash. The increase in interest income in the first half of 2000 compared to the first half of 1999 is primarily the result of increased principal invested, as well as higher average interest rates. Interest expense increased in both the thirteen weeks and twenty-six weeks ended July 2, 2000 compared with the same periods in 1999, reflecting higher levels of borrowing and higher interest rates in 2000.

    Income tax expense.  The effective income tax rate on income before taxes was 39% and 41% for the thirteen weeks ended July 2, 2000 and July 4, 1999, respectively, and 40% for both the twenty-six weeks ended July 2, 2000 and July 4, 1999. The Company's effective tax rate is negatively impacted by the amortization of certain intangible assets not deductible for income tax purposes. The effective tax rate also differs from the U.S. federal statutory rate due to state and foreign taxes and the favorable tax effect of the Company's use of a foreign sales corporation ("FSC") for exports from the U.S., among other factors. The World Trade Organization ("WTO") has ruled that U.S. FSC's violate the WTO's global trading rules. The U.S. government is considering its response to the WTO and the tax benefit afforded the Company from utilization of its FSC may change in future periods.

    Foreign currencies.  In addition to the U.S. Dollar, the Company conducts significant business in Euros, British Pounds, and Japanese Yen. In general, the U.S. Dollar was stronger in relation to the Euro (and the underlying European currencies) and to the British Pound and weaker in relation to the Japanese Yen in the first half of 2000 compared to the first half of 1999. Accordingly, the translation of sales denominated in European currencies resulted in lower reported sales in U.S. Dollars in the first half of 2000 compared to the first half of 1999. The translation of sales denominated in Japanese Yen resulted in higher reported sales in U.S. Dollars in the first half of 2000 compared to the first half of 1999.

    The Company's raw materials, labor, and other manufacturing costs are primarily denominated in U.S. Dollars, Dutch guilders, and Euros. Accordingly, the translation of costs and expenses from European denominated currencies to U.S. Dollars resulted in lower reported expenses in the first half of 2000 than in the first half of 1999.

    The Company attempts to mitigate its currency translation and transaction exposures by using forward exchange contracts and by borrowing in multiple currencies. It also negotiates the selling currency with its customers. The conversion to the Euro in many European countries has afforded an opportunity to reduce the number of cross currency transactions.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities were $4.9 million for the twenty-six weeks ended July 2, 2000 compared to $17.1 million in the comparable period of 1999. Excluding the effects of changes in working capital components, operating activities generated $15.1 million of cash in the first half of 2000 compared to $8.0 million in the first half of 1999. The increases in net income and depreciation and amortization expense during the first half of 2000 were off-set by an increase in receivables. Receivables increased $13.2 million and days sales outstanding increased from 96 to 104 from December 31, 1999 to July 2, 2000. Inventories decreased $2.2 million and inventory turnover increased from 2.9 to 3.1 from December 31, 1999 to July 2, 2000.

    Capital expenditures, including capitalized software development costs, increased from $4.9 million in the first half of 1999 to $8.6 million in the first half of 2000. Expenditures for acquisition of equipment in the first half of 2000 were $7.4 million, or 98% higher than the $3.7 million invested in the first half of 1999. These expenditures were primarily for application laboratory and demonstration systems, which exhibit the capabilities of the Company's equipment to its customers and potential customers. The Company also invests in internally developed software, which controls its equipment and provides information from the equipment for use by customers. Capitalized amounts for internally developed software was $1.2 million for both 2000 and 1999. These expenditures are expected to continue to increase as the Company introduces new products and adds new applications to its existing products.

    During 1999 the Company made several business investments in addition to ongoing investments in equipment and product development. The largest of these investments was the August 1999 purchase of Micrion.Purchase consideration for this transaction, including transaction costs, consisted of cash and Company shares totaling $69.4 million. In September 1999 the Company invested $3.0 million to acquire a 10% interest in a company that is introducing an atomic force microscopy tool for the semiconductor industry. In June 2000 the Company made an additional follow-on investment of $1.3 million in the same company. In conjunction with the initial investment, the Company entered into a distribution agreement through which it markets, sells, and services the equipment. The Company also obtained a warrant to purchase additional equity at a predetermined price and may make an additional investment in the future. During the fourth quarter of 1999, the Company acquired sales and service businesses from Philips in a number of smaller market areas. The Company expects to continue to utilize acquisition and investment opportunities to augment its growth and market position.

    Financing activities provided $14.0 million in cash during the twenty-six weeks ended July 2, 2000, consisting of net borrowings of $11.4 million under credit facilities and $3.3 million provided from the sale of common stock. In the comparable period of 1999, financing activities used $13.3 million in cash, consisting of $13.9 million in net repayments under credit facilities, netted with $0.6 million from the sale of common stock. The Company's cash and cash equivalents increased by $7.1 million in the first half of 2000 to $18.3 million as of July 2, 2000.

    The Company entered into a three-year $50 million unsecured revolving credit agreement on February 25, 1999 with Philips, its majority shareholder. The funds may be drawn either in the U.S. or offshore in a choice of two currencies. The credit facility is unsecured and matures on the earlier of February 26, 2002 or after 120 days in the event that Philips' ownership drops below 50%. Under terms of the agreement, the Company must comply with customary banking terms and conditions, including financial covenants which require specific minimum equity levels and minimum cash flow to interest expense ratios. As of July 2, 2000, the Company was in compliance with the covenants in the agreement. Interest on the outstanding balance is based on an applicable LIBOR rate for one, three, or six months, at the Company's option, plus 0.75%. As of July 2, 2000, borrowings under the credit facility were $47.4 million, providing unused credit capacity of $2.6 million. In August 2000, Philips agreed to amend the credit facility, increasing the borrowing capacity to $75 million and increasing the minimum shareholders' equity covenant to $150 million. The Company also maintains a $5 million uncommitted line of credit with a U.S.

Bank, as well as certain additional lines of credit with foreign banks, all of which were unused as of July 2, 2000.

    The Company issues shares under its Employee Stock Purchase Plan, which enables employees to purchase Company shares at a 15% discount to market price at fixed points in time. The Company also grants options to purchase Company shares to many of its employees and directors as part of incentive and other compensation programs. During the twenty-six weeks ended July 2, 2000, 388,654 shares were issued under these programs, compared to 93,606 shares issued in the same period of 1999. During the first quarter of 2000, the Company sold 5,000 shares of common stock to Philips for $0.1 million, and also purchased 22,500 shares of common stock in the open market for $0.7 million.

    Management assesses liquidity needs by evaluating cash balances on hand, available borrowings under its credit lines, working capital trends, and expected cash flows from operating activities compared to its investment needs. The Company believes that its cash and cash equivalents, cash flows from operating activities and existing credit facilities, including the impending amendment to the Philips credit facility to increase the borrowing capacity to $75 million, are adequate to meet the Company's cash requirements over the next 12 months.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

    During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which has not yet been adopted by the Company, but, as amended, is required to be adopted on January 1, 2001. Due to the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to implement in the fourth quarter of 2000 as a cumulative effect adjustment in the Consolidated Statement of Operations. SAB 101 sets forth the SEC's guidance in applying generally accepted accounting principles to selected revenue recognition issues. The Company is awaiting further interpretive guidance in order to complete its analysis of the impact on earnings and the financial position of the Company upon adoption of SAB 101. Based on existing guidance, the Company expects the impact of SAB 101 to be material. In certain situations, application of the existing guidance discussed in SAB 101 could delay the recognition of revenue that might otherwise have been recognized in earlier periods. As a result, reported revenue could fluctuate more widely among fiscal periods in the future, and reported revenue for a particular fiscal period might not meet expectations. A significant cumulative effect adjustment or delay in recognition of revenue resulting from application of the guidance in SAB 101, while not affecting the Company's cash flow, could adversely affect reported results of operations in one or more future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A large portion of the Company's business is conducted outside of the United States through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results. The major foreign currencies in which the Company faces periodic fluctuations are the Euro (and the underlying European currencies), the British pound sterling, and the Japanese yen. Although in 1999 and the first half of 2000 more than 55% of the Company's sales occurred outside of the United States, a large proportion of these sales were denominated in U.S. dollars and the Euro. As a result, despite an overall strengthening of the U.S. dollar against European currencies in 1999, net sales were not materially affected since the impact of the strengthening of the U.S. dollar against European currencies was fully offset by the impact of the U. S. dollar weakening against the Japanese yen. Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments reduced shareholders' equity and comprehensive income for the first half of 2000 by $1.9 million.

    The Company's primary exposure to changes in foreign currency exchange rates results from intercompany loans made between the U.S. and Dutch subsidiaries and its other foreign subsidiaries. The Company hedges its investment in a Japanese subsidiary but does not otherwise actively hedge this exposure. The Company does not enter into derivative financial instruments for speculative purposes. The Company does from time to time enter into forward sale or purchase contracts for foreign currencies to hedge specific receivable or payable balances. As of July 2, 2000, the aggregate notional amount of these contracts was $3.7 million. Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of July 2, 2000 would decrease by approximately $20 thousand. The decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

    Interest Rate Sensitivity.  The Company borrows funds under variable rate borrowing arrangements. As of July 2, 2000 and during the entirety of 2000, the Company did not hedge its exposure to interest rate risk. The Company would not experience a material impact on its income before taxes as the result of a 1% increase in the short-term interest rates which are used to calculate its interest expense.

FORWARD-LOOKING STATEMENTS

    From time to time the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in research and development, plant and equipment and software development, the portions of the Company's sales consisting of international sales and expected capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in research and development, plant and equipment and software development include, but are not limited to, downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase the Company's capital requirements include, but are not limited to, the rate of growth in the Company's business and its working capital requirements, the rate of growth in the Company's business and its working capital requirements, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.

Part II—Other Information

Item 2. Changes in Securities and Use of Proceeds

    On February 21, 1997 (the "Combination Closing"), the Company combined with the electron optics business of Philips Electronics N.V. pursuant to a Combination Agreement dated November 15, 1996 between the Company and Philips Business Electronics International B.V., a Netherlands corporation ("PBE"). The Combination Agreement provides in relevant part that at the time of issuance by the Company of any shares of Common Stock upon the exercise of a stock option that was outstanding on the date of the Combination Closing, the Company is required to issue to PBE a number of additional shares of Common Stock equal to 122.22% of the shares issued on exercise of the option.During the twenty-six weeks ended July 2, 2000 the Company issued 156,838 shares of its Common Stock to PBE in connection with this provision of the Combination Agreement. The shares issued were not registered under the Securities Act of 1933 (the "Securities Act"), and the issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering. The consideration received by the Company for the shares issued, together with the shares issued to PBE at the Combination Closing, was the outstanding shares of Philips Electron Optics International B.V. and Philips Electron Optics, Inc.

    During the twenty-six weeks ended July 2, 2000 the Company also sold 5,000 shares of its Common Stock to Philips for an aggregate purchase price of $144,000. The shares issued were not registered under the Securities Act, and the sale was made in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering.

    As of August 8, 2000 Philips owned 50.02% of the Company's outstanding common stock.

Item 4. Submission of Matters to a Vote of Security Holders

    On May 18, 2000 at the Company's Annual Meeting of Shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 27,952,591 shares of Common Stock were issued and outstanding.

1.
The shareholders elected each of Michael J. Attardo, William E. Curran, Eric H. Goeld, Dr. William W. Lattin, Vahé A. Sarkissian, Jan C. Lobbezoo, Lynwood W. Swanson and Donald R. VanLuvanee by the votes indicated below, to serve on the Company's Board of Directors for the ensuing year:

Michael J. Attardo
25,411,846	shares in favor
1,179,253	shares against or withheld
William E. Curran
22,958,907	shares in favor
3,632,192	shares against or withheld
Eric H. Goeld
25,411,846	shares in favor
1,179,253	shares against or withheld
Dr. William W. Lattin
25,412,391	shares in favor
1,178,708	shares against or withheld
Vahé A. Sarkissian
25,405,378	shares in favor
1,185,721	shares against or withheld
Jan C. Lobbezoo
23,275,007	shares in favor
3,316,092	shares against or withheld
Dr. Lynwood W. Swanson
25,407,007	shares in favor
1,184,092	shares against or withheld
Donald R. VanLuvanee
25,411,841	shares in favor
1,179,258	shares against or withheld
2.
The shareholders voted to amend FEI's 1995 Stock Incentive Plan (i) to increase the number of shares of FEI common stock reserved for issuance under the Plan from 2,000,000 to 4,000,000, (ii) to increase the total number of shares subject to options or stock appreciation rights that may be granted under the plan on a per-employee basis to 150,000 for grants made in 1999; and (iii) to increase the number of shares subject to options or stock appreciation rights that may be granted to any employee in any single year, subsequent to the initial grant, from 50,000 to 100,000, by the votes indicated below:

17,156,505	shares in favor
9,392,935	shares against or withheld
41,659	abstain
3.
The shareholders voted to approve a proposal to amend the FEI Employee Share Purchase Plan to increase the number of shares of FEI common stock reserved for issuance under the plan from 350,000 to 950,000, by the votes indicated below:

23,002,642	shares in favor
3,554,342	shares against or withheld
34,115	abstain

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1
1995 Stock Incentive Plan, as amended

27.1
Financial Data Schedule

(b)
Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY
Dated: August 15, 2000	/s/ VAHÉ A. SARKISSIAN Vahé A. Sarkissian President and Chief Executive Officer
/s/ JOHN S. HODGSON John S. Hodgson Senior Vice President and Chief Financial Officer
/s/ MARK V. ALLRED Mark V. Allred Corporate Controller

QuickLinks

INDEX TO FORM 10-Q
PART I—Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES