Form 10-Q
period 2000-10-01
FEI CO
filed 2000-11-15
CIK 914329

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-22780

FEI COMPANY
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0621989 (I.R.S. Employer Identification Number)
7451 NW Evergreen Parkway Hillsboro, Oregon	97124-5830 (Zip Code)
(Address of principal executive offices)

(503) 640-7500
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year,
if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock outstanding as of November 8, 2000 was 28,291,314.

INDEX TO FORM 10-Q

Page
Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets—October 1, 2000 (unaudited) and December 31, 1999	1
Condensed Consolidated Statements of Operations (unaudited)— Thirteen Weeks Ended October 1, 2000 and October 3, 1999 and Thirty-Nine Weeks Ended October 1, 2000 and October 3, 1999	2
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)— Thirteen Weeks Ended October 1, 2000 and October 3, 1999 and Thirty-Nine Weeks Ended October 1, 2000 and October 3, 1999	3
Condensed Consolidated Statements of Cash Flows (unaudited)— Thirty-Nine Weeks Ended October 1, 2000 and October 3, 1999	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II—Other Information
Item 2. Changes in Securities and Use of Proceeds	19
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20

PART I—Financial Information

Item 1. Financial Statements

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 1999	October 1, 2000
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,124	$17,295
Receivables	77,628	100,582
Current account with Philips (Note 6)	95	1,779
Inventories (Note 4)	59,517	55,808
Deferred income taxes	16,699	19,883
Other	6,796	7,223

Total current assets	171,859	202,570
EQUIPMENT	28,768	29,458
PURCHASED GOODWILL AND TECHNOLOGY (Note 2)	65,586	61,068
OTHER ASSETS (Note 5)	21,887	24,959

TOTAL	$288,100	$318,055

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,362	$23,758
Accrued payroll liabilities (Note 3)	6,795	9,469
Accrued warranty reserves	8,779	13,364
Deferred revenue	20,627	16,307
Income taxes payable	6,105	17,463
Accrued restructuring costs (Note 3)	426	—
Other current liabilities	22,808	18,616

Total current liabilities	86,902	98,977
BANK LINE OF CREDIT BORROWINGS (Note 7)	1,192	399
CREDIT FACILITY WITH PHILIPS (Note 7)	34,820	40,333
DEFERRED INCOME TAXES	10,637	8,146
OTHER LIABILITIES	1,972	1,811
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
SHAREHOLDERS' EQUITY:
Preferred stock—500,000 shares authorized; none issued and outstanding	—	—
Common stock—45,000,000 shares authorized; 27,544,280 and 28,283,642 shares issued and outstanding at December 31, 1999 and October 1, 2000	218,406	222,195
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(56,185)	(40,239)
Accumulated other comprehensive loss	(8,528)	(12,451)

Total shareholders' equity	152,577	168,389

TOTAL	$288,100	$318,055

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 1999	October 1, 2000	October 3, 1999	October 1, 2000
NET SALES	$52,044	$86,021	$143,174	$232,076
COST OF SALES	32,017	47,257	87,652	132,054

GROSS PROFIT	20,027	38,764	55,522	100,022

OPERATING EXPENSES:
Research and development	6,262	7,701	16,038	22,612
Selling, general and administrative	10,628	16,512	32,318	44,901
Amortization of purchased intangibles (Note 2)	1,029	1,538	2,287	4,613
Purchased in-process research and development	12,000	—	12,000	—
Restructuring and reorganization costs (Note 3)	—	—	131	—

Total operating expenses	29,919	25,751	62,774	72,126

OPERATING INCOME (LOSS)	(9,892)	13,013	(7,252)	27,896
OTHER INCOME (EXPENSE):
Interest income	193	180	391	581
Interest expense	(262)	(680)	(751)	(1,839)
Other	(217)	66	234	64

Total other income (expense), net	(286)	(434)	(126)	(1,194)

INCOME (LOSS) BEFORE TAXES	(10,178)	12,579	(7,378)	26,702
INCOME TAX EXPENSE	867	5,106	1,987	10,756

NET INCOME (LOSS)	$(11,045)	$7,473	$(9,365)	$15,946

PER SHARE DATA:
Net income (loss) per share-basic	$(0.48)	$0.27	$(0.47)	$0.57

Net income (loss) per share-diluted	$(0.48)	$0.25	$(0.47)	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,017	28,121	19,818	28,051

Diluted	23,017	29,872	19,818	29,381

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 1999	October 1, 2000	October 3, 1999	October 1, 2000
NET INCOME (LOSS)	$(11,045)	$7,473	$(9,365)	$15,946
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, zero taxes provided	862	(2,043)	(676)	(3,923)

COMPREHENSIVE INCOME (LOSS)	$(10,183)	$5,430	$(10,041)	$12,023

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 3, 1999	October 1, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,365)	$15,946
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	6,056	7,235
Amortization	3,403	6,073
Purchased in-process research and development	12,000	—
Retirement of fixed assets and demonstration systems	368	831
Deferred income taxes	9,945	(5,675)
Decrease (increase) in assets:
Receivables	2,150	(22,954)
Current account with Philips	(7,650)	(1,684)
Inventories	1,645	5,314
Other assets	(11,057)	(964)
Increase (decrease) in liabilities:
Accounts payable	6,607	2,396
Accrued payroll liabilities	971	2,674
Accrued warranty reserves	862	4,585
Deferred revenue	1,001	(4,320)
Accrued restructuring costs	(1,169)	(426)
Other liabilities	201	7,004

Net cash provided by operating activities	15,968	16,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(7,174)	(11,254)
Investment in unconsolidated affiliate (Note 5)	(3,000)	(1,250)
Purchase of Micrion, net of cash acquired (Note 2)	(33,129)	—
Investment in software development	(1,807)	(1,947)

Net cash used in investing activities	(45,110)	(14,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of bank lines of credit	(6,338)	(793)
Proceeds from exercise of stock options and employee stock purchases	902	4,303
Sale of stock to Philips	31,385	144
Repurchase of Company stock	—	(657)
Repayment of Micrion notes to bank	(10,340)	—
Proceeds from long-term borrowings from Philips	10,453	5,513

Net cash provided by financing activities	26,062	8,510

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(676)	(3,923)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,756)	6,171
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,198	11,124

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,442	$17,295

See notes to condensed consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—FEI Company and its wholly owned subsidiaries (the "Company") design, manufacture, market and service products based on charged particle beam technology. The Company's products include transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), focused ion-beam systems ("FIBs") and products that incorporate a SEM and FIB into a single system ("DualBeam Systems"). The Company has manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the United States ("U.S.") and approximately 20 other countries, constituting a majority of the worldwide market for the Company's products. The Company also sells its products through independent representatives in certain countries. Prior to December 1999, the Company's products were sold through distribution agreements with affiliates of Koninklijke Philips Electronics N.V. ("Philips") located in approximately 20 countries. The Company's FIBs and DualBeam Systems are sold primarily to semiconductor manufacturers and to thin film head manufacturers in the data storage industry, and are used in the design, manufacture and testing of integrated circuits and thin film heads. The Company's SEMs and TEMs are sold to life science and materials science research institutes, universities and industrial customers, as well as to semiconductor and thin film head manufacturers. The Company also sells some of the components of electron microscopes and FIBs to other manufacturers.

Basis of Presentation—The consolidated financial statements include the accounts of FEI Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In February 1997, the Company merged with the Electron Optics Division of Philips in a reverse acquisition transaction in which Philips obtained a majority ownership position in the Company (the "PEO Combination").

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for fair presentation have been included.

Recently Issued Accounting Pronouncements—During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which has not yet been adopted by the Company, but, as amended, is required to be adopted on January 1, 2001. Due to the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the reported earnings, financial position or cash flows of the Company.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements("SAB 101"), which the Company is required to implement in the fourth quarter of 2000 as a cumulative effect adjustment in the Consolidated Statement of Operations. SAB 101 sets forth the SEC's guidance in applying U.S. generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC published Frequently Asked Questions and Answers to SAB 101 to provide further interpretive guidance for applying the bulletin. The Company is completing its analysis of the impact on reported earnings, financial position and cash flows of the Company upon adoption of SAB 101. Based on a preliminary assessment, the Company anticipates that the impact of SAB 101 may be material. In certain situations, application of SAB 101 could delay the recognition of revenue that might otherwise have been recognized in earlier periods.

Earnings per Share—The Company reports basic and diluted net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. The difference between basic and diluted net income (loss) per share is a result of the dilutive effect of options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (shares in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 1999	October 1, 2000	October 3, 1999	October 1, 2000
Weighted average shares outstanding—basic	23,017	28,121	19,818	28,051
Dilutive effect of stock options calculated using the treasury stock method	—	1,751	—	1,330

Weighted average shares outstanding—diluted	23,017	29,872	19,818	29,381

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

Pro forma combined statement of operations data, presented as if the merger had occurred on January 1, 1999, is as follows:

Thirty-Nine Weeks Ended October 3, 1999
Net sales	$163,568

Net loss*	$(18,790)

Pro forma net loss per share*	$(0.65)

Pro forma weighted average shares outstanding, basic and diluted	28,795

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

Purchased Goodwill and Technology arising from the Company's merger and acquisition activities consisted of the following:

	December 31, 1999	October 1, 2000
Existing technology from PEO Combination, net of amortization of $3,893 and $4,924, respectively	$12,597	$11,566
Existing technology from Micrion acquisition, net of amortization of $543 and $1,880, respectively	15,734	14,397
Goodwill from PEO Combination, net of amortization of $3,330 and $4,187, respectively	13,822	13,074
Goodwill from Micrion acquisition, net of amortization of $658 and $2,049, respectively	23,433	22,031

Purchased goodwill and technology, net	$65,586	$61,068

3. RESTRUCTURING AND REORGANIZATION

In the third quarter of 1998 the Company implemented a restructuring and reorganization plan to consolidate operations, eliminate redundant facilities, reduce operating expenses and provide for outsourcing of certain manufacturing activities. The plan included the elimination of 173 positions worldwide, or about 16% of the Company's work force as of July 29, 1998. The positions affected included manufacturing, marketing, administrative, field service and sales personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 76 positions were terminated in 1998, 88 positions were terminated in 1999, and 9 positions were terminated in 2000. The charge of $131 recognized in the second quarter of 1999 represented costs of consolidating the Company's UK operations.

The various components of restructuring and reorganization charges were as follows:

	Thirty-Nine Weeks Ended October 1, 2000
	Liability as of December 31, 1999	Settled(1)	Liability as of October 1, 2000
Severance, outplacement and related benefits for terminated employees	$1,665	$(820)	$845
Lease abandonment costs for vacated facilities	22	(22)	—

	$1,687	$(842)	$845

(1)
Represents cash payments as well as effects of changes in currency translation on recorded liabilities.

These amounts are reported in the Condensed Consolidated Balance Sheets as follows:

	December 31, 1999	October 1, 2000
Accrued restructuring costs	$426	$—
Accrued payroll liabilities	1,261	845

Total	$1,687	$845

Although all terminations under the plan have been completed, certain post termination obligations remain unpaid by the Company as of October 1, 2000, and these obligations are classified as accrued payroll liabilities.

4. INVENTORIES

Inventories consisted of the following:

	December 31, 1999	October 1, 2000
Raw materials and assembled parts	$29,148	$26,470
Service inventories, current requirements	6,540	5,849
Work in process	20,896	22,869
Finished goods	17,824	15,183

	74,408	70,371

Reserve for obsolete inventory	(14,891)	(14,563)

Total inventories	$59,517	$55,808

5. OTHER ASSETS

Other assets consisted of the following:

	December 31, 1999	October 1, 2000
Service inventories, noncurrent, net of obsolescence reserves of $8,537 and $9,887, respectively	$11,716	$13,489
Capitalized software development costs, net of amortization of $1,938 and $3,192, respectively	4,821	5,056
Patents, net of amortization of $60 and $77, respectively	261	244
Investments in unconsolidated affiliates	3,000	4,250
Deposits and other	2,089	1,920

Total other assets	$21,887	$24,959

Software development costs capitalized during the thirty-nine weeks ended October 3, 1999 and October 1, 2000 were $1,807 and $1,947, respectively. Amortization of software development costs was $1,100 and $1,444 for the thirty-nine weeks ended October 3, 1999 and October 1, 2000.

In June 2000, the Company purchased 513,326 shares of Surface/Interface, Inc. ("Surface/Interface") Series D preferred stock for $1,250, bringing the Company's total investment in Surface/Interface to $4,250.

6. CURRENT ACCOUNT WITH PHILIPS

Current account with Philips represents accounts receivable and accounts payable between the Company and other Philips business units for the sale and purchase of products and services.

Current account with Philips consisted of the following:

	December 31, 1999	October 1, 2000
Current accounts receivable	$4,921	$3,034
Current accounts payable	(4,826)	(1,255)

Total current account with Philips	$95	$1,779

7. CREDIT FACILITY WITH PHILIPS AND BANK LINE OF CREDIT BORROWINGS

The Company has a credit facility with Philips that provides borrowing capacity of up to $75,000, with advances bearing interest at LIBOR plus 0.75%. The weighted average interest rates in effect at December 31, 1999 and October 1, 2000 were 5.02% and 5.08%, respectively. Advances up to $10,000 may be made on a revolving current account basis, with additional advances made with maturities of one month, three months, or six months. The credit facility is unsecured and matures on the earlier of February 26, 2002 or after 120 days in the event that Philips' ownership falls below 50%. The credit facility requires that the Company meet certain financial covenants, such as interest coverage and minimum net worth. As of October 1, 2000, the Company was in compliance with all of these covenants. Based on management's intent, the borrowings outstanding under the credit facility are classified as long-term. In August 2000, the credit facility was amended, increasing the borrowing capacity from $50,000 to its present $75,000 and increasing the minimum shareholders' equity covenant from $100,000 to $150,000.

The Company also maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited facilities in selected foreign countries. In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. for the purpose of issuing standby letters of credit. At October 1, 2000, the Company had outstanding standby letters of credit totaling approximately $802 to secure customer advance deposits. The Company also had outstanding at October 1, 2000 a $530 foreign bank guarantee for one of its subsidiaries.

8. SHAREHOLDERS' EQUITY

The Company issued 141,815 and 189,062 shares of common stock to employees under its Employee Stock Purchase Plan during the thirty-nine weeks ended October 3, 1999 and October 1, 2000, respectively. A total of 12,192 and 340,977 stock options were exercised during the thirty-nine weeks ended October 3, 1999 and October 1, 2000, respectively. In connection with certain additional shares rights established under the combination agreement between the Company and Philips, the Company issued 226,823 shares of common stock to Philips during the thirty-nine weeks ended October 1, 2000. No such shares were issued during the thirty-nine weeks ended October 3, 1999. During the thirty-nine weeks ended October 1, 2000 the Company sold 5,000 shares of common stock to Philips for an aggregate sales price of $144. Also during the thirty-nine weeks ended October 1, 2000, the Company purchased 22,500 shares of its own common stock in the open market for an aggregate purchase price of $657.

9. SEGMENT INFORMATION

The Company operates in four business segments. The Microelectronics segment manufactures and markets FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market. The Electron Optics segment manufactures and markets SEMs and TEMs. Electron Optics products are sold in the industry and institute market to materials and life sciences customers, as well as in the semiconductor and data storage markets. The Components segment manufactures and markets electron and ion emitters, focusing columns, and components thereof. These components are used in the Company's FIB, DualBeam, SEM and TEM systems and are also sold to other electron microscope and FIB manufacturers. The Customer Service segment services the Company's worldwide installed base of products, generally under service contracts. See also Note 1.

The following table summarizes various financial amounts for each of the Company's business segments:

Thirty-Nine Weeks Ended	Micro- electronics	Electron Optics	Components	Customer Service	Corporate and Eliminations	Total
October 3, 1999:
Sales to external customers	$57,025	$53,900	$7,686	$24,563	$—	$143,174
Inter-segment sales	—	4,231	3,493	—	(7,724)	—

Total sales	57,025	58,131	11,179	24,563	(7,724)	143,174
Operating income (loss)	4,921	(593)	1,693	4,088	(17,361)	(7,252)
October 1, 2000:
Sales to external customers	106,144	77,350	14,188	34,394	—	232,076
Inter-segment sales	470	7,446	3,877	—	(11,793)	—

Total sales	106,614	84,796	18,065	34,394	(11,793)	232,076
Operating income (loss)	24,099	6,506	5,457	1,681	(9,847)	27,896

Inter-segment sales are presented above at cost, with no markup for gross profit within the selling segment. Direct costs and operating expenses are reflected in the applicable segment. Shared operating expenses are allocated pro-rata to the segments on the basis of product sales to customers, headcount or space occupancy as appropriate.

10. COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

In conjunction with the acquisition of Micrion in August 1999, the Company assumed potential liability in connection with a 1996 class action securities suit brought against Micrion. In December 1999, the Court granted the Company's renewed summary judgement motion. In January 2000, the plaintiffs appealed the decision to the U.S. Court of Appeals for the First Circuit. The appeal has been briefed and is scheduled for oral argument on December 6, 2000. The Company expects that it will be several months before the appeal is decided. The Company continues to believe the complaint to be without merit and intends to continue its vigorous defense of the claims.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 1999	October 1, 2000	October 3, 1999	October 1, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	54.9	61.2	56.9

Gross profit	38.5	45.1	38.8	43.1
Research and development costs	12.0	9.0	11.2	9.7
Selling, general and administrative costs	20.4	19.2	22.6	19.3
Amortization of purchased intangibles	2.0	1.8	1.6	2.0
Purchased in-process research and development	23.1	0.0	8.4	0.0
Restructuring and reorganization costs	0.0	0.0	0.1	0.0

Operating income (loss)	(19.0)	15.1	(5.1)	12.0
Other income (expense), net	(0.5)	(0.5)	(0.1)	(0.5)

Income (loss) before taxes	(19.6)	14.6	(5.2)	11.5
Tax expense	1.7	5.9	1.4	4.6

Net income (loss)	(21.2)%	8.7%	(6.5)%	6.9%

	Percentages may not foot due to rounding.

Net sales.  Net sales increased $34.0 million (65%) for the thirteen weeks and $88.9 million (62%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. The acquisition of Micrion, completed in August 1999, contributed $8.2 million to net sales for the thirteen weeks ended October 1, 2000 and $24.2 million for the thirty-nine weeks ended October 1, 2000.

Microelectronics segment product sales increased $20.7 million (95%) for the thirteen weeks and $49.1 million (86%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. Of this increase, $0.5 million for the thirteen weeks and $11.9 million for the thirty-nine weeks were attributable to Micrion. The development of new applications for the Company's products as well as increased acceptance and penetration in the semiconductor and data storage markets contributed to increased demand and sales volume for this segment.

Electron Optics segment product sales increased $9.2 million (50%) for the thirteen weeks and $23.4 million (43%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. The Company began shipping a new series of TEM products under the "Tecnai" name in 1999 and strong demand for these products resulted in an 89% year to date increase in 2000 TEM sales. TEM sales increased in 2000 in the industry and institute market, as well as in the semiconductor market. The Company's year-to-date SEM sales are up 6% over the first nine months of 1999.

Product sales in the Components segment increased $1.3 million (44%) for the thirteen weeks and $6.5 million (85%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. Sales of the Company's components products were lower in the first half of 1999, primarily due to customers' utilization of on-hand inventories. Demand for the Company's components products increased sharply in late 1999 and continued through the first nine months of 2000, as customers increased their production requirements.

Service sales increased $2.7 million (30%) for the thirteen weeks and $9.8 million (40%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. Of this increase, $1.5 million for the thirteen weeks and $6.1 million for the thirty-nine weeks were attributable to Micrion. In addition, the acquisition of additional sales and service businesses from Philips in late 1999 contributed $3.0 million to the increase in year-to-date service revenues in 2000.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
Sales by Geographic Region:	October 3, 1999		October 1, 2000
					October 3, 1999		October 1, 2000
North America	$23,020	44%	$41,757	49%	$61,914	43%	$109,849	47%
Europe	15,551	30%	17,156	20%	45,820	32%	57,341	25%
Asia Pacific	11,725	23%	26,762	31%	30,827	22%	64,128	28%
Rest of World	1,748	3%	346	0%	4,613	3%	758	0%

	$52,044	100%	$86,021	100%	$143,174	100%	$232,076	100%

Sales increased in both the thirteen weeks and thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999, for each of the three major geographic regions in which the Company sells; North America, Europe and Asia Pacific. In North America, sales increased by $18.7 million (81%) for the thirteen weeks and $47.9 million (77%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. Sales increased in the North America region across all of the Company's business segments, primarily due to increased demand in the semiconductor, data storage and industry and institute markets in that region. Service sales in North America increased primarily due to the acquisition of Micrion. In Europe, sales increased by $1.6 million (10%) for the thirteen weeks and $11.5 million (25%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. Sales increased in the Europe region across all of the Company's business segments, due to increased demand in the semiconductor industry and strong demand for the Company's new Tecnai TEM products. Service revenues increased in Europe primarily from the acquisition of additional sales and service businesses from Philips in late 1999. In the Asia Pacific region, sales increased by $15.0 million (128%) for the thirteen weeks and by $33.3 million (108%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. Sales increased in the Asia Pacific region across the Company's Microelectronics and Electron Optics business segments, primarily due to increased demand in the semiconductor and data storage industries in that region. Service revenues increased in the Asia Pacific region primarily due to the acquisition of Micrion in 1999.

Gross profit. Gross profit as a percentage of sales ("gross margin") was 45.1% for the third quarter of 2000 compared with 38.5% for the third quarter of 1999 and was 43.1% for the first nine months of 2000 compared with 38.8% for the first nine months of 1999. Gross margins on product sales increased in each of the Company's three product segments from 1999 to 2000. The improvement in gross margin from 1999 to 2000 is primarily the result of shifts in product mix, as well as more favorable factory overhead absorption from higher production volumes and lower manufacturing costs from outsourcing certain manufacturing activities. The Company's service segment experienced a decrease in gross margin from 1999 to 2000 due to the impact of the additional sales and service businesses purchased from Philips in late 1999, which have lower average service business gross margins than the Company's other more established service operations.

Research and development costs. Research and development ("R&D") costs increased $1.4 million (23%) for the thirteen weeks and $6.6 million (41%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. As a percentage of sales, R&D costs were 9.0% and 12.0% for the thirteen weeks and 9.7% and 11.2% for the thirty-nine weeks ended October 1, 2000 and October 3, 1999, respectively. Micrion accounted for $1.1 million of additional R&D expenses for the thirteen weeks and $4.5 million for the thirty-nine weeks ended October 1, 2000. R&D expense is reported net of subsidies and capitalized software development costs. Excluding the effects of these offsets and the effect of the Micrion acquisition, R&D expense increased $0.8 million (13%) for the thirteen weeks and $3.2 million (18%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. The Company is continuing to invest in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of its business segments. The Company expects to continue to increase its total R&D expenditures throughout the remainder of 2000.

Selling, general and administrative costs. Selling, general and administrative ("SG&A") costs increased $5.9 million (55%) for the thirteen weeks and $12.6 million (39%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999. As a percentage of sales, SG&A costs were 19.2% and 20.4% for the thirteen weeks and 19.3% and 22.6% for the thirty-nine weeks ended October 1, 2000 and October 3, 1999, respectively. The increase in SG&A costs from 1999 to 2000 was partially due to the acquisition of Micrion and the additional sales and service businesses from Philips in 1999. These acquisitions added SG&A costs of $2.4 million for the thirteen weeks and $7.5 million for the thirty-nine weeks ended October 1, 2000. SG&A costs also increased in amount from 1999 to 2000 as a result of higher sales volumes. The decrease in SG&A costs as a percent of sales from 1999 to 2000 is attributable to higher sales volumes and the fact that many SG&A costs are fixed or semi-fixed rather than variable in nature.

Amortization of purchased goodwill and technology. Amortization of purchased goodwill and technology increased by $0.5 million (49%) for the thirteen weeks and $2.3 million (102%) for the thirty-nine weeks ended October 1, 2000 compared to the same periods in 1999 as a result of the Micrion acquisition which occurred in August 1999.

Other income (expense). Interest income represents interest earned on the short-term temporary investment of excess cash. The increase in interest income in the first nine months of 2000 compared to the first nine months of 1999 is primarily the result of increased principal invested, as well as higher average interest rates. Interest expense increased in both the thirteen weeks and thirty-nine weeks ended October 1, 2000 compared with the same periods in 1999, reflecting higher levels of borrowing and higher interest rates in 2000.

Income tax expense. The effective income tax rate on income before taxes was 41% and (9)% for the thirteen weeks ended October 1, 2000 and October 3, 1999, respectively, and 40% and (27)% for the thirty-nine weeks ended October 1, 2000 and October 3, 1999, respectively. The Company's effective tax rate is negatively impacted by the amortization of purchased intangibles, certain of which are not deductible for income tax purposes. The effective tax rate also differs from the U.S. federal statutory rate due to state and foreign taxes and the favorable tax effect of the Company's use of a foreign sales corporation ("FSC") for exports from the U.S., among other factors. The World Trade Organization ("WTO") has ruled that U.S. FSC's violate the WTO's global trading rules. The U.S. government is considering its response to the WTO and the tax benefit afforded the Company from utilization of its FSC may change in future periods.

Foreign currencies. In addition to the U.S. Dollar, the Company conducts significant business in Euros, British Pounds, and Japanese Yen. In general, the U.S. Dollar was stronger in relation to the Euro (and the underlying European currencies) and to the British Pound and weaker in relation to the Japanese Yen during the first nine months of 2000 compared to the first nine months of 1999.

Accordingly, the translation of sales denominated in European currencies resulted in lower reported sales in U.S. Dollars in the first nine months of 2000 compared to the first nine months of 1999. The translation of sales denominated in Japanese Yen resulted in higher reported sales in U.S. Dollars in the first nine months of 2000 compared to the first nine months of 1999.

The Company's raw materials, labor and other manufacturing costs are primarily denominated in U.S. Dollars, Dutch guilders and Euros. Accordingly, the translation of costs and expenses from European denominated currencies to U.S. Dollars resulted in lower reported expenses in the first nine months of 2000 than in the first nine months of 1999.

The Company attempts to mitigate its currency translation and transaction exposures by using forward exchange contracts and by borrowing in multiple currencies. It also negotiates the selling currency with its customers. The conversion to the Euro in many European countries has afforded an opportunity to reduce the number of cross currency transactions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $6.2 million in the first nine months of 2000 to $17.3 million as of October 1, 2000. Cash flows from operating activities were $16.0 million for the thirty-nine weeks ended October 1, 2000 compared to $16.0 million in the comparable period of 1999. Excluding the effects of changes in working capital components, operating activities generated $24.4 million of cash in the first nine months of 2000 compared to $22.4 million in the first nine months of 1999. Receivables increased $23.0 million from December 31, 1999 to October 1, 2000 due to increased sales levels. Inventories decreased $3.7 million from December 31, 1999 to October 1, 2000.

Capital expenditures, including capitalized software development costs, increased from $9.0 million in the first nine months of 1999 to $13.2 million in the first nine months of 2000. Expenditures for acquisition of equipment in the first nine months of 2000 were $11.3 million, or 57% higher than the $7.2 million invested in the first nine months of 1999. These expenditures were primarily for application laboratory and demonstration systems, which exhibit the capabilities of the Company's equipment to its customers and potential customers. The Company also invests in internally developed software, which controls its equipment and provides information from the equipment for use by customers. Capitalized amounts for internally developed software were $1.9 million for the first three quarters of 2000 and $1.8 million during the same period in 1999. These expenditures are expected to continue to increase as the Company introduces new products and adds new applications to its existing products.

During 1999 the Company made several business investments in addition to ongoing investments in equipment and product development. The largest of these investments was the August 1999 purchase of Micrion. Purchase consideration for this transaction, including transaction costs, consisted of cash and Company shares totaling $69.4 million. In September 1999 the Company invested $3.0 million to acquire a 10% interest in a company that has introduced an atomic force microscopy tool for the semiconductor industry. In June 2000 the Company made an additional follow-on investment of $1.3 million in the same company. In conjunction with the initial investment, the Company entered into a distribution agreement through which it markets, sells and services the equipment. The Company also obtained a warrant to purchase additional equity at a predetermined price and may make an additional investment in the future. During the fourth quarter of 1999, the Company acquired sales and service businesses from Philips in a number of smaller market areas. The Company expects to continue to utilize acquisition and investment opportunities to augment its growth and market position.

Financing activities provided $8.5 million in cash during the thirty-nine weeks ended October 1, 2000, primarily from net borrowings of $4.7 million under credit facilities and $4.4 million provided from the sale of common stock. In the comparable period of 1999, financing activities provided $26.1 million in cash, consisting of $6.2 million in net repayments under credit facilities, netted with $32.3 million from the sale of common stock.

The Company entered into a three-year $50 million unsecured revolving credit agreement on February 25, 1999 with Philips. In August 2000, the credit facility was amended, increasing the borrowing capacity to $75 million and increasing the minimum shareholders' equity covenant to $150 million. The funds may be drawn either in the U.S. or offshore in a choice of three currencies. The credit facility is unsecured and matures on the earlier of February 26, 2002 or after 120 days in the event that Philips' ownership drops below 50%. Under terms of the agreement, the Company must comply with customary banking terms and conditions, including financial covenants which require specific minimum equity levels and minimum earnings to interest expense ratios. As of October 1, 2000, the Company was in compliance with the covenants in the agreement. Interest on the outstanding balance is based on an applicable LIBOR rate for one, three, or six months, at the Company's option, plus 0.75%. As of October 1, 2000, borrowings under the credit facility were $40.3 million, providing unused credit capacity of $34.7 million. The Company also maintains a $10 million uncommitted line of credit with a U.S. bank, as well as certain additional lines of credit with foreign banks. Borrowings under these supplemental credit facilities totaled $0.4 million as of October 1, 2000.

The Company issues shares under its Employee Stock Purchase Plan, which enables employees to purchase Company shares at a 15% discount to market price at fixed points in time. The Company also grants options to purchase Company shares to many of its employees and directors as part of incentive and other compensation programs. During the thirty-nine weeks ended October 1, 2000, 530,039 shares were issued under these programs, compared to 154,007 shares issued in the same period of 1999. During the first quarter of 2000, the Company sold 5,000 shares of common stock to Philips for $0.1 million, and also purchased 22,500 shares of common stock in the open market for $0.7 million.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which has not yet been adopted by the Company, but, as amended, is required to be adopted on January 1, 2001. Due to the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the reported earnings or financial position of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to implement in the fourth quarter of 2000 as a cumulative effect adjustment in the Consolidated Statement of Operations. SAB 101 sets forth the SEC's guidance in applying U.S. generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC published Frequently Asked Questions and Answers to SAB 101 to provide further interpretive guidance for applying the bulletin. The Company is completing its analysis of the impact on reported earnings and the financial position upon adoption of SAB 101. Based on a preliminary assessment, the Company anticipates that the impact of SAB 101 may be material. In certain situations, application of SAB 101 could delay the recognition of revenue that might otherwise have been recognized in earlier periods. As a result, reported revenue could fluctuate more widely among fiscal periods in the future, and reported revenue for a particular fiscal period might not meet expectations. A significant cumulative effect adjustment or delay in recognition of revenue resulting from application of the guidance in SAB 101, while not affecting the Company's cash flow, could adversely affect reported results of operations in one or more future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A large portion of the Company's business is conducted outside of the United States through a number of foreign subsidiaries. Each of the foreign subsidiaries maintains its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results. The major foreign currencies in which the Company faces periodic fluctuations are the Euro (and the underlying European currencies), the British pound sterling, and the Japanese yen. Although in 1999 and the first nine months of 2000 more than 50% of the Company's sales occurred outside of the United States, a large proportion of these sales were denominated in U.S. Dollars and the Euro. As a result, despite an overall strengthening of the U.S. Dollar against European currencies in 1999, net sales were not materially affected because the impact of the strengthening of the U.S. Dollar against European currencies was offset by the impact of the U. S. Dollar weakening against the Japanese Yen. Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments reduced shareholders' equity and comprehensive income for the first nine months of 2000 by $3.9 million.

The Company's primary exposure to changes in foreign currency exchange rates results from intercompany loans made between the U.S. and Dutch subsidiaries and its other foreign subsidiaries. The Company hedges its investment in a Japanese subsidiary but does not otherwise actively hedge this exposure. The Company does not enter into derivative financial instruments for speculative purposes. The Company does from time to time enter into forward sale or purchase contracts for foreign currencies to hedge specific receivable or payable balances. As of October 1, 2000, the aggregate notional amount of these contracts was $17.0 million. Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of October 1, 2000 would decrease by approximately $0.2 million. The resulting decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

Interest Rate Sensitivity.  The Company borrows funds under variable rate borrowing arrangements. As of October 1, 2000 and during the entirety of 2000, the Company did not hedge its exposure to interest rate risk. The Company would not experience a material impact on its income before taxes as the result of a 1% increase in the short-term interest rates which are used to calculate its interest expense.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may issue forward-looking statements that are subject to a number of risks and uncertainties. The statements in this report concerning increased investment in research and development, plant and equipment and software development, the portions of the Company's sales consisting of international sales and expected capital requirements constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially decrease the Company's investment in research and development, plant and equipment and software development include, but are not limited to, downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix. Factors that could materially reduce the portion of the Company's sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase the Company's capital requirements include, but are not limited to, the rate of growth in the Company's business and its working capital requirements, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.

Part II—Other Information

Item 2.  Changes in Securities and Use of Proceeds

On February 21, 1997 (the "Combination Closing"), the Company combined with the electron optics business of Philips pursuant to a Combination Agreement dated November 15, 1996 between the Company and Philips Business Electronics International B.V., a Netherlands corporation ("PBE"). The Combination Agreement provides in relevant part that at the time of issuance by the Company of any shares of common stock upon the exercise of a stock option that was outstanding on the date of the Combination Closing, the Company is required to issue to PBE a number of additional shares of common stock equal to 122.22% of the shares issued on exercise of the option. During the thirteen weeks ended October 1, 2000 the Company issued 100,854 shares of its common stock to PBE in connection with this provision of the Combination Agreement. The shares issued were not registered under the Securities Act of 1933 (the "Securities Act"), and the issuance was made in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering. The consideration received by the Company for the shares issued, together with the shares issued to PBE at the Combination Closing, was the outstanding shares of Philips Electron Optics International B.V. and Philips Electron Optics, Inc.

As of November 14, 2000 Philips owned 50% of the Company's outstanding common stock.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  27.1
  Financial Data Schedule

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY
Dated: November 14, 2000	/s/ VAHÉ A. SARKISSIAN Vahé A. Sarkissian Chief Executive Officer
/s/ JOHN S. HODGSON John S. Hodgson Senior Vice President and Chief Financial Officer
/s/ MARK V. ALLRED Mark V. Allred Corporate Controller

QuickLinks

INDEX TO FORM 10-Q
Part II—Other Information
SIGNATURES