Form 10-K
period 2000-12-31
FEI CO
filed 2001-03-27
CIK 914329

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-22780

FEI COMPANY
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0621989 (I.R.S. Employer Identification No.)
7451 NW Evergreen Parkway Hillsboro, Oregon (Address of principal executive offices)	97124 (Zip Code)

Registrant's telephone number,
including area code: (503) 640-7500

    Securities registered pursuant to Section 12(b) of the Act: none

    Securities registered pursuant to Section 12(g) of the Act: common stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On March 1, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $297,867,879.

    As of March 16, 2001, there were 28,579,104 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

Document	Part of Form 10-K into which incorporated
Proxy Statement for 2001 Annual Meeting of Shareholders	Part III

i

PART I

ITEM 1. BUSINESS

Overview

    We are a leader in the design, manufacture, sale and service of Structural Process Management solutions for the high growth segments of the semiconductor, data storage and industry and institute markets. Structural Process Management solutions consist of systems that use charged particle beam technology to measure, analyze, diagnose and modify sub-micron, multi-dimensional structures found in semiconductors, data storage components, biological samples and industrial compounds. Our comprehensive solutions enable our customers to control and modify complex sub-micron structures and manage the processes that create them thereby improving our customers' product time to market, access to data, production yields, process management capabilities and device fabrication.

    Our systems are based on a combination of patented and other proprietary technologies that involve the emission of ions or electrons to provide high resolution three-dimensional images and enable structural analysis and modification and trimming of sub-micron structures. These systems include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform. These systems allow our customers to analyze and modify:

  •
  structures critical to the performance and yield of advanced semiconductor and thin-film head devices with increasingly smaller and complex geometries and

  •
  the structure and function of proteins and other biological specimens and therapeutic agents.

    Our advanced three-dimensional metrology solutions serve the research, development and production needs of our customers in the semiconductor, data storage and industry and institute markets, and enable them to develop next generation technologies and products.

    We sell our products to a geographically diverse base of customers in the semiconductor, data storage and industry and institute markets. In the last eighteen months, we have sold our products to more than 575 customers worldwide. To date we have a total worldwide installed base of approximately 6,100 systems, which we believe provides a strong foundation for future business.

Core technologies

    We use four core technologies to deliver a range of value-added customer solutions. Our core technologies include:

  •
  focused ion beams, which allow modification of structures in sub-micron geometries,

  •
  focused electron beams, which allow imaging, analysis and measurement of structures at sub-micron and even atomic levels,

  •
  beam gas chemistry, which increases the effectiveness of ion and electron beams and also allows deposition of materials on structures at sub-micron levels and

  •
  system automation, which provides faster access to data and improves ease of use for operators of our systems.

    Particle beam technologies—focused ion beams and electron beams.  The emission of ions, which are positively or negatively charged atoms, or electrons from a source material is fundamental to each of our products. Particle beams are focused on a sample. The fundamental properties of ion and electron beams permit them to perform various functions. The relatively low mass subatomic electrons interact with the sample and release secondary electrons. When collected, these secondary electrons provide high quality images at near atomic-level resolution. The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons. Through FIBs the surface can be modified or milled with sub-micron precision by direct action of the ion beam in combination with gases. Secondary electrons and ions may also be collected for imaging and compositional analysis. Our ion and electron beam technologies provide advanced capabilities and applications when coupled with our other core technologies.

    Beam gas chemistries.  Beam gas chemistry plays an important role in enabling our FIBs to perform many tasks successfully. Beam gas chemistry involves the interaction of the primary ion beam with an injected gas near the surface of the sample. This interaction results in either the deposition of material or the enhanced removal of material from the sample. Both of these processes are critical to optimizing and expanding FIB applications. The semiconductor and data storage markets have growing needs for gas chemistry technologies, and we have aligned our development strategy with the requirements of these industries.

  •
  Deposition: Deposition of materials enables our FIBs to connect or isolate features electrically on an integrated circuit. A deposited layer of metal also can be used before FIB milling to protect surface features for more accurate cross-sectioning or sample preparation.

  •
  Etching: The fast, clean and selective removal of material is the most important function of our FIBs. Our FIBs have the ability to mill specific types of material faster than other surrounding material. This process is called selective etching.

    System automation.  Drawing on our knowledge of industry needs and using robotics and image recognition software, we have developed automation capabilities that allow us to increase system performance, speed and precision. These capabilities have been especially important to our development efforts for in-line products and applications in the data storage and semiconductor markets. Two important areas where we have developed significant automation technologies are TEM sample preparation and three-dimensional process control. TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic- level, structures. TEM sample preparation has traditionally been a slow and difficult manual process. We have automated this process, significantly improving the sample consistency and overall throughput. Similarly, by automating three-dimensional process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management. As a result of our automation capabilities, our solutions are now moving from "lab to fab."

Products

    We employ our core technologies in a wide array of products, including TEMs and SEMs that collectively comprise our electron optics products. FIBs and DualBeam products, which incorporate a SEM and FIB into a single system, collectively comprise our microelectronics products.

    When configured with our core automation and beam gas chemistry technologies, our baseline products perform a wide range of Structural Process Management functions:

  •
  Our DualBeam systems deliver Structural Process Management applications for the semiconductor and data storage sectors to measure, analyze, diagnose and modify sub-micron structures.

  •
  TEMs have structural examination applications in the industry and institute market and in structural metrology in the semiconductor and data storage markets.

  •
  FIBs are used for TEM sample preparation for all of our served markets, as well as for design edit in the semiconductor market and pole trimming in the data storage market.

  •
  SEM products have applications for structural examination and are sold into the industry and institute market.

Microelectronics products

    Our microelectronics products include wafer SEMs, FIBs and DualBeam systems. These products and applications serve customers in all of our markets. Microelectronics products are used in the semiconductor industry for defect review and process monitoring, as well as yield improvement and process development tasks for semiconductor fabrication lines and supporting failure analysis laboratories. Applications include inspecting and evaluating lithography and etch, monitoring metal step coverage, reviewing defects located by optical detection tools, measuring overlay in cross section and conducting grain size analysis. Included in our microelectronics product offerings are systems that enable users to image, mill, cut, modify and analyze the features of samples within sub-micron tolerances.

    By precisely focusing a high current-density ion beam, FIBs enable users to remove material and expose defects, deposit new conducting paths or insulating layers, analyze the chemical composition of a sample and view the area being modified, all to sub-micron tolerances. Other important applications include bit fail map navigation to memory cell arrays and on-wafer TEM sample preparation. We believe our microelectronics products significantly speed and improve the functions of design edit, failure analysis and process monitoring performed by integrated circuit manufacturers, thereby shortening time to market for new generations of integrated circuits and increasing the yield of fabrication lines.

    Our microelectronics products can be used in other sub-micron, micromachining applications, including the manufacture of thin-film heads for the data storage industry. We believe charged particle technology is emerging as a viable alternative to traditional disk drive manufacturing techniques by extending trimming capabilities below those required for the most advanced head configurations.

    Our microelectronics products are described below.

Solution	Products	Introduced		Application
Structural Diagnostics	Strata FIB 200xP	1996		General FIB, sample prep, failure analysis, defect characterization
	Strata FIB 200TEM	1996		FIB TEM sample prep
	Strata DB 235	2000		DualBeam defect characterization and failure analysis for non-wafer samples
	Altura Series	1997		Automated DualBeam defect characterization and failure analysis for 8"/200 mm wafers
	Expida 1265	2000		Automated DualBeam defect characterization and failure analysis for 12"/300 mm wafers
	Tecnai F20	1998		Atomic-level TEM defect characterization and failure analysis for small samples including thin films
	Tecnai F30	2000		Atomic-level TEM defect characterization and failure analysis for small samples
Structural Process Control	Metra Series	2001		Automated DualBeam 3D metrology for 200 mm and 300 mm wafers
Structural Modification	Vectra Series	1995		FIB systems for circuit edit
	Accura Series	1980	s	FIB systems for mask repair
Structural NanoFabrication	AutoTrim Series	1998		Trimming for thin-film head manufacturing

    Sales of microelectronics products accounted for approximately 46.0% of our net sales in 2000.

Electron optics products

    Our SEMs and TEMs, which comprise our electron optics products, provide a range of solutions for industrial and research purposes, including structural research, structural biology, structural diagnostics and structural process control. Customers include industry and institute clients, consisting of research institutions, universities and materials manufacturers, as well as semiconductor and data storage manufacturers. Specific applications include analysis of advanced materials such as ceramics and metals, and defect review and measurement for the semiconductor and data storage industries. Our electron optics products are adaptable and user-friendly because our current products run on the Windows NT® operating systems. In addition, modular hardware and software packages enable a basic instrument to be configured to specific requirements and easily reconfigured if requirements change.

    In general, our SEMs allow for effective and nondestructive large specimen review, and our current models incorporate advanced electron columns that provide very high image resolution at low voltages. Recent innovations in our environmental SEMs, or ESEMs, permit superior resolution at low vacuum pressure and allow for water vapor to be used to allow 100 percent relative humidity to be maintained around a hydrated specimen, making these ESEMs particularly well suited for life science and materials research. Our TEMs allow for advanced materials analysis, atomic-level image resolution and controlled electron diffraction. Moreover, our 200kV and 300kV TEMs provide atomic resolution imaging for materials science applications, and our 100kV TEMs provide integrated atomic element mapping for life sciences applications.

    Sales of electron optics products accounted for approximately 34.0% of our net sales in 2000.

Component products

    Our component products, which consist of electron and ion emitters and focusing columns, are manufactured with a variety of technical features to meet our needs and those of our customers. We sell our electron emitters primarily to manufacturers of electron beam equipment and scientific research facilities. Ion emitters are sold mainly to research and scientific facilities. We sell electron beam columns primarily to SEM manufacturers and sell ion beam columns primarily to manufacturers of surface analysis systems and other ion beam systems, as well as to research and scientific facilities. We also manufacture single crystal electron source rods and wire, which we sell to researchers and emitter manufacturers for use in electron emitter fabrication and other research applications.

    Sales of component products to third party customers accounted for approximately 6.0% of our net sales in 2000.

Research and development

    Our research and development staff at December 31, 2000 consisted of 280 employees, including scientists, engineers, designer draftsmen and technicians, as well as software developers. We also contract with Philips Research Laboratories for basic research applicable to our core focused ion beam and electron beam technologies. In 2000, we paid Philips Research Laboratories approximately $1.7 million under these research contracts. For more information on Philips research arrangements, you should read the section of our proxy statement for the 2001 annual meeting of shareholders entitled "Certain Relationships and Related Transactions—Transactions and Relationships between FEI and Philips."

    We believe our knowledge of field emission technology and products incorporating focused ion beams is critical to our past and future performance in the focused charged particle beam business. In developing new field-emission based products, we have been able to combine our experience with a number of outside resources. Drawing on these resources, we have developed a number of product innovations, including:

  •
  the enhanced etch process to remove metals, insulators and carbon-based materials quickly and accurately during ion milling and to heighten surface contrast for electron imaging,

  •
  secondary ion mass spectrometry, or SIMS, maps for visual display of chemical and elemental analysis,

  •
  a rigid stacked disk focusing column for greater beam control,

  •
  a process for deposition of insulating layers in integrated circuit modification and

  •
  enhanced processes for wafer mapping and coordination between FIB tools and computer assisted design, or CAD, navigational software.

    From time to time we engage in joint research and development projects with some of our customers and other parties. Electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs. We have received public funds under Dutch government and European Union-funded research and development programs, the most significant of which is the Micro-Electronics Development for European Applications, or MEDEA, program, which was established in 1997. We also maintain other informal collaborative relationships with universities and other research institutions, and we work with several of our customers for evaluation of new products. We also engage in research and development programs with various U.S. governmental agencies. Under these contracts we must undertake mandated hiring practices and other obligations required of entities contracting with the U.S. government. Failure to satisfy these obligations could result in the loss of these contracts.

    The semiconductor and data storage manufacturing markets, as well as the industry and institute markets into which we sell our principal products, are subject to rapid technological development, product innovation and competitive pressures. Consequently, we have expended substantial amounts on research and development. We generally intend to continue at or above our present level of research and development expenditures and believe that continued investment will be important to our continued ability to address the needs of our customers. Research and development efforts continue to be directed toward beam gas chemistry; specifically, gas-selective etching and further refining gas chemistry processes to enhance the elimination and deposition of insulating and conducting materials. We are also expending efforts on gas chemistry compatible with copper-etching. In addition to beam chemistry, we have undertaken a significant development effort to develop an automated platform for handling 300 mm integrated circuit wafers in a DualBeam configuration. Also, we developed important system automation for a new TEM platform that was recently introduced into the market. We believe these areas hold promise of yielding significant product enhancements. Research and development efforts are subject to change due to product evolution and changing market needs. Often, these changes cannot be predicted. Research and development expenses were $19.5 million in 1998, $21.9 million in 1999 and $31.6 million in 2000.

Manufacturing

    We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; Peabody, Massachusetts and Brno, Czech Republic. Our microelectronics product manufacturing operations consist of fabricating components, testing components and subassemblies from Eindhoven, and assembling and testing finished products. In 2000, we continued to out-source electronics subassembly manufacturing in Eindhoven to RIPA Holding B.V., or RIPA. Our electron optics products manufacturing operations consist primarily of the assembly of electronic and mechanical modules and final assembly and testing of systems to meet customer specifications. We execute orders using an integrated logistics automation system that controls the flow of goods. We also fabricate electron and ion source materials and manufacture component products at our facilities in Oregon.

    Our production schedule is generally based on a combination of sales forecasts and the receipt of specific customer orders. We inspect all components, subassemblies and finished products for compliance with FEI and customer specifications. Following assembly, we ship all products in custom protective packaging to prevent damage during shipment.

    Although many of the components and subassemblies included in our system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Enabling Technologies Group, B.V., or PETG. In addition to PETG, we obtain a significant portion of our component parts from a second supplier, Turk Manufacturing Co. RIPA is a sole source for electronic subassemblies that were, until recently, manufactured at our facilities in Eindhoven. We believe some of the components supplied to us are available to the suppliers only from single sources. We monitor those parts subject to single or a limited source supply to ensure that adequate sources are available to maintain manufacturing schedules. Although we believe we would be able to develop alternate sources for any of the components used in our products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on us. In the ordinary course, we continually evaluate our existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

Sales, marketing and service

    Our sales and marketing staff at December 31, 2000 consisted of approximately 187 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products, whose efforts we believe will further expand our microelectronics products and electron optics products markets. Our sales force and marketing efforts are not segmented by product market, but are organized through three geographic sales and services divisions for North America, Europe and the Asia Pacific regions.

    We require sales representatives to have the technical expertise and understanding of the businesses of our principal and potential customers to effectively meet the demanding requirements for selling our products. Normally, a sales representative will have the requisite knowledge of, and experience with, our products at the time the sales representative is hired. If additional training is needed, our applications scientists familiarize the sales representative with our products. Our marketing efforts include presentations at trade shows and publication of a semi-annual technical newsletter. In addition, our employees publish articles in scientific journals and make presentations at scientific conferences.

    In a typical sale, a potential customer is provided with information about our products, including specifications and performance data, by one of our salespersons. We then make a presentation at our facilities. The customer participates in a product demonstration by the applications team, using samples provided by the customer. The sales cycle for our systems typically ranges from 3 to 12 months, and can be longer when our customers are evaluating new applications of our technology.

    Our microelectronics products, electron optics products and component products are sold generally with a 12-month warranty, and warranty periods have typically been shorter for used systems. Customers may purchase service contracts for our microelectronics products and electron optics products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the three regions in which we have sales and service divisions. We also contract with independent service representatives for microelectronics products service in Japan, Israel, South Korea, Taiwan and Singapore, and expect to add service engineers in other locations as needed. Due to a shift in sales towards the semiconductor manufacturing market, which generally has higher demands for responsiveness and 24-hour support, we anticipate further increasing our investment in service and support activities for electron optics products and microelectronics products sold into this market.

    Sales outside North America accounted for 57.0% of our net product and service sales in 2000. We expect international sales to continue to represent a significant percentage of our net sales. For more information read note 18 to the consolidated financial statements contained in this report.

Competition

    The markets for microelectronics products, electron optics products and component products are highly competitive. A number of our competitors and potential competitors have greater financial, marketing and production resources than we do. Additionally, markets for our products are subject to constant change, in part due to evolving customer needs. As we respond to this change, the elements of competition as well as specific competitors may change. Moreover, one or more of our competitors might achieve a technological advance that would put us at a competitive disadvantage.

    Our principal competitors for the sale of microelectronics products include Applied Materials Inc., Seiko Instruments Inc., Schlumberger Technologies (ATE Division), JEOL USA, Inc., Hitachi, Ltd., KLA-Tencor Corporation, LEO Electron Microscopy, Inc. and Orsay Physics S.A. We believe the key competitive factors in the microelectronics products market are performance, range of features, reliability and price. We believe we are competitive with respect to each of these factors. We have experienced price competition in the sale of our microelectronics products and believe price may continue to be an important factor in the sale of most models. Intense price competition in the sale of microelectronics products to strategic customers has in the past adversely affected our profit margins.

    Our competitors for the sale of electron optics products include JEOL, Ltd., Hitachi, Ltd., KLA-Tencor Corporation and LEO Electron Microscopy, Inc. The principal elements of competition in the electron optics products market are the performance characteristics of the system and the cost of ownership of the system, based on purchase price and maintenance costs. We believe we are competitive with respect to each of these factors. Our ability to remain competitive will depend in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

    Competitors for the component products consist of such firms as Denki Kagaku Kogyo Kabushiki Kaisha, or DENKA, Orsay Physics S.A., Eiko Corp., Topcon Corporation, VG Scientific/NG Microtech, Ionoptika Ltd. and Elionix Inc. Our existing competitors for electron optics products and microelectronics products that manufacture components for their own use are also potential competitors for our component products. We believe our component products have features that allow us to compete favorably with others in this segment of our business.

Patents and intellectual property

    We rely on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect our proprietary rights. We do not assure you, however, that any of these intellectual property rights will have commercial value or will be sufficiently broad to protect the aspect of our technology to which they relate or that competitors will not design around the patents. We own, solely or jointly, 69 U.S. patents, including patents we acquired in the Micrion merger. More information about the Micrion merger is included in Note 2 to the consolidated financial statements included in this report. We also own foreign patents corresponding to many of these U.S. patents. Further, we have an exclusive license for one patent. These patents expire over a period of time beginning in the year 2000 through the year 2015.

    For a discussion of the patents we use in our electron optics products and microelectronics products that are licensed from Philips and its affiliates, you should read the section of our proxy statement for the 2001 annual meeting of shareholders, entitled "Certain Relationships and Related Transactions—Transactions and Relationships between FEI and Philips."

    Several of our competitors hold patents covering a variety of focused ion beam products and applications and methods of use of focused ion and electron beam products. Some of our customers may use our microelectronics products for applications that are similar to those covered by these patents. From time to time we and our customers have received correspondence from competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. None of these allegations has resulted in litigation. We do not assure you that competitors or others will not assert infringement claims against us or our customers in the future with respect to current or future products or uses or that any such assertion may not result in costly litigation or require us to obtain a license to intellectual property rights of others. We do not assure you that licenses will be available on satisfactory terms or at all. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur. As the number and sophistication of focused ion and electron beam products in the industry increase through the continued introduction of new products by us and others and the functionality of these products further overlaps, manufacturers and users of ion and electron beam products may become increasingly subject to infringement claims.

    We claim trademarks on a number of our products and have registered some of these marks; however, use of the registered and unregistered marks may be subject to challenge with the consequence that we would have to cease using marks or pay fees for their use.

    Our automation software incorporates software from third-party suppliers, which is licensed to end-users along with our proprietary software. We depend on these outside software suppliers to continue to develop automation capacities, and the failure of these suppliers to continue to offer and develop software consistent with our automation efforts could undermine our ability to deliver present or anticipated product applications.

    Policing unauthorized use of our technology and other intellectual property is difficult, and we do not assure you that the measures we take to protect our intellectual property will be successful. Although our competitive position may be affected by our ability to protect our proprietary information, we believe that other factors, such as our experience in the development of charged particle emission technology, our technical expertise, our name recognition and our continuing product support and enhancement, are also significant in maintaining our competitive position in its principal markets.

Employees

    At December 31, 2000, we had 1,365 full-time, permanent employees worldwide, including approximately 430 in manufacturing, approximately 280 in research and development and approximately 655 in customer service, marketing and sales and finance and administration. In addition, we had 114 temporary employees worldwide as of December 31, 2000. Some of our approximately 775 employees employed outside the U.S. are covered by national, industry-wide agreements, or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike. We believe we maintain good employee relations.

Cautionary factors that may affect future results

    Our disclosure and analysis in this report and in our 2000 annual report to shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

    We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors could also adversely affect us.

    The semiconductor industry is one of our primary markets for growth and is highly volatile and unpredictable. The semiconductor manufacturing equipment industry is strongly affected by the supply and demand cycles of the semiconductor industry. For 2000, sales of our products to the semiconductor industry accounted for approximately 56.0% of our net product sales, and we expect sales to the semiconductor industry to be a significant contributing factor to future growth in our total net sales. The semiconductor industry, however, has historically been volatile because of sudden and often unpredictable changes in supply and demand for semiconductors. In addition, though semiconductors are used in many different products in different markets, these markets are interrelated to various degrees. As a result, the timing, length and severity of these cycles are difficult to predict.

    Any significant downturn in general economic conditions in the U.S. or in the markets for our customers' products could result in a reduction in demand for our products, and during these downturns we may not be able to maintain or exceed our current level of sales. As a capital equipment provider, our revenues are driven by the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses quickly in response to revenue short-falls. In an economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development and capital equipment requirements. During a recession, we may experience delays in collecting receivables, which may impose constraints on our working capital.

    We operate in highly competitive industries characterized by increasingly rapid technological changes and competitors that may have greater financial and technical resources. The markets for the sale of microelectronics products, electron optics products and component products are highly competitive. A number of our existing domestic and international competitors, as well as potential competitors that may enter our market in the future, have greater financial, marketing and production resources than we do. We believe that some of the technical solutions we provide our customers, including three-dimensional measurement and analysis of structures, are not provided by our competitors. If some of our competitors or potential competitors develop similar or equivalent solutions and products, their potentially greater resources could allow them to provide these products for a lower cost to customers, which could result in a material adverse effect on our business, financial condition and results of operations.

    Additionally, the markets for our products are subject to constant change, in part due to evolving customer needs. As we respond to this change, the elements of competition, as well as the identities of our specific competitors, may alter. Moreover, one or more of our competitors or potential competitors might achieve a technological advance that would put us at a competitive disadvantage, resulting in a material adverse effect on our business, financial condition and results of operations.

    Delays in shipment of our products could substantially decrease our reported sales for a period. We will continue to derive a substantial portion of our revenues from the sale of a relatively small number of products with high average selling prices, some with list prices as high as $3.4 million per unit. As a result, the timing of revenue recognition from a single order could have a significant impact on our net sales and operating results for a reporting period. In addition, a substantial portion of our net sales have generally been realized near the end of each quarter, and sales of electron optics products to government-funded customers have generally been significantly higher in the fourth quarter. Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter, and delays in shipments of electron optics products during our fourth quarter could have a substantial negative effect on our operating results for that fiscal year. We cannot forecast with certainty the impact of the factors discussed above on our sales and operating results in any future period. These factors, however, may result in material adverse fluctuations in our future operating results on a quarterly or annual basis. Our results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

    Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts may be obtained only from a single supplier or a limited group of suppliers. In particular, we rely on PETG, a wholly owned subsidiary of Philips, for our supply of mechanical parts and subassemblies, Turk Manufacturing Co. as a supplier of component parts and RIPA Holding B.V. as a sole source for electronic subassemblies. We are experiencing supply constraints with respect to the mechanical parts and subassemblies produced by PETG. Although we are working with Philips to assist PETG in taking corrective action, if PETG is not able to increase its production capacity over the next four to six months, these constraints may affect our ability to deliver our products to our customers in a timely manner, which could have an adverse effect on our results of operations. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if, in the future, we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements, or if we are required to find alternative suppliers for these supplies.

    We also rely on a limited number of equipment manufacturers to develop and supply the equipment we use to manufacture our products. The failure of these manufacturers to develop or deliver equipment on a timely basis could have a material adverse effect on our business and results of operations. In addition, as a result of the small number of equipment suppliers, we may be more exposed to future cost increases for this equipment.

    The data storage industry is a new and developing market for us and may not develop as much as we expect. For 2000, sales of our products to the data storage industry accounted for approximately 10.0% of our net product sales, and we expect sales to this industry to be an important contributing factor to future growth in our total sales. The data storage industry is a newer market than the other markets that we serve and, as a result, involves greater uncertainties. These uncertainties could result in material adverse effects on our business, financial condition and results of operations. For example, although we view the data storage market as a growth market, the market may never fully develop as we expect, or alternative technologies or tools may be introduced. In addition, the data storage market recently has experienced a significant amount of consolidation. As a result, our customers in the data storage industry are becoming greater in size and fewer in number, so that the loss of any single customer would have a greater adverse impact upon our results of operations.

    We are subject to increased operational costs and other risks from changes made whenever Philips Business Electronics owns less than a majority of our common stock. Since early 2000, the number of shares of our common stock owned by Philips Business Electronics International B.V., or Philips Business Electronics, has fluctuated within a few percentage points of 50.0% of our outstanding shares. As of March 1, 2001, Philips Business Electronics beneficially owned approximately 49.8% of our outstanding common stock. Whenever Philips Business Electronics is no longer our majority shareholder, some of the tangible and intangible benefits and arrangements previously provided to us by Philips terminate, and some of these are in the process of being terminated. Although many of these arrangements have been addressed, we have not completed the replacement of all of our arrangements with Philips, and in some of these areas we may not be able to find replacement services at a similar or lower cost. Even if these services are available at a similar cost, indirect costs are associated with obtaining new vendors, including diversion of management time and resources. We have estimated these changes will collectively result in increased operational costs of approximately $4 million to $5 million per year, but these increased operational costs could be higher or lower. These costs will be partially offset by other payments to us from Philips of up to $6 million over a three year period.

    Examples of the specific types of increased costs we may incur in the future are:

    Intellectual Property.  We now have access to some forms of technology through cross-licenses between Philips affiliates and several manufacturers in the electronics industry, and some of our patents are also subject to these cross-licenses. Some of these cross-licenses provide us with the right to use intellectual property that relates to our core technologies. In general, these cross-licenses are subject to majority ownership of us by Philips Business Electronics, and, whenever we are no longer majority owned by Philips Business Electronics, we believe that our business is no longer subject to most of these cross-licenses. Loss of these cross-licenses could result in our inability to use the previously licensed technology, the necessity of undertaking new licensing arrangements and paying royalties of an undetermined amount, or being subject to patent infringement actions.

    Credit Facility.  We have a $75 million credit facility with Philips at an annual interest rate equal to the London Interbank Offering Rate, or LIBOR, plus 0.75%. This facility terminates on the earlier of 120 days after Philips Business Electronics' ownership falls below 45% of our outstanding common stock or 120 days after Philips no longer includes FEI in its consolidated group for financial reporting purposes. If the Philips credit facility terminates, we will seek an alternate bank credit facility. Our new credit agreement may have less favorable terms for us, including higher borrowing rates, more restrictive financial and operating covenants and liens on some or all of our assets, than our existing credit agreement with Philips.

    Labor Costs.  Whenever Philips Business Electronics ceases to be our majority shareholder, some of our non-U.S. employees will be required to become part of new collective bargaining units, and pension funds of our employees that are now held within Philips' pension fund will be transferred to new pension funds. After our employees are transferred out of the Philips pension plan, our pension costs in The Netherlands will increase by approximately $3.5 million per year, including contributions from FEI, compared to 2000 costs. This amount is included in the estimate of increased annual costs stated above.

    We must continually improve our technology to remain competitive, and our results of operations may be adversely affected if we fail to react to changes in our customers' technology requirements. Technology changes rapidly in the semiconductor manufacturing and data storage industries, which are important markets for our products. As a result, our ability to compete will depend, in part, on our ability to upgrade our existing systems, as well as develop and introduce more advanced systems at competitive prices and on a cost-effective basis to enable our customers to integrate them into their operations either before or as they begin volume product manufacturing. For example, we have invested significant resources in the development of 300 mm semiconductor wafer manufacturing technology. If 300 mm fabrication is not widely accepted or we fail to develop 300 mm products that are accepted by the marketplace, our long-term growth could be diminished. If we are unable to develop these new types of products, our sales could decline and our existing products could lose market acceptance.

    We may not obtain sufficient affordable capital to fund our future needs for manufacturing capacity and research and development. We will need to continue to make significant capital expenditures to expand our operations and to enhance our manufacturing capability to keep pace with rapidly changing technologies. Based on our current operating plans, we will require external financing from time to time to fund our capital expenditures. In the future, we may not be able to obtain the additional capital required to fund our operations on reasonable terms, or at all, and this lack of capital may have a material adverse effect on our business and results of operations.

ITEM 2.  PROPERTIES

    Our corporate headquarters is located in Hillsboro, Oregon, where three other adjacent buildings also house manufacturing and research and development facilities. The leased space totals approximately 116,000 square feet, and is used for a range of manufacturing, research and development and administrative activities. The leases for the four facilities expire between March 31, 2003 and January 31, 2004. Present lease payments for the four buildings total approximately $125,000 per month. The Company voluntarily relocated out of approximately 10,000 square feet of space in one of these four buildings and is subleasing this space.

    We also maintain an administrative, development and manufacturing facility in Eindhoven, The Netherlands, consisting of approximately 183,000 square feet of space leased for a ten-year term commencing February 1997. Present lease payments amount to approximately $116,000 per month. We lease approximately 91,000 square feet in Peabody, Massachusetts for administrative, development and manufacturing operations, at a cost of approximately $83,000 per month, and have leased manufacturing facilities in Brno, Czech Republic.

    We operate principal sales and service offices in leased facilities in Canada, France, Germany, Italy, Japan, South Korea, The Netherlands, the United Kingdom and the U.S., as well as other smaller offices in the 14 other countries where we have direct sales and service operations. In some of these locations, we lease space directly and in others obtain space through service agreements with affiliates of Philips. We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future, and overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products. In addition, we believe that if product demand increases, we can use out-sourced manufacturing of spare parts as a means of adding capacity without increasing our direct investment in additional facilities. In connection with the out-sourced subassembly manufacture in Eindhoven to RIPA, we have provided RIPA with space to undertake its manufacturing operations. Under the outsourcing arrangement, RIPA will move these operations to its own facilities in the near term, which would give us access to additional space in Eindhoven.

ITEM 3.  LEGAL PROCEEDINGS

    FEI acquired Micrion Corporation in August 1999. In August 1996, an action was filed in the U.S. District Court for the District of Massachusetts against Micrion, Dr. Nicholas P. Economou, who at the time was a director and officer of Micrion and has subsequently served as an officer and director of FEI, and other former Micrion officers. In September 1996, another action was filed in the same court against Micrion, Dr. Economou, the former Micrion officers as well as Billy W. Ward, who at the time was also an officer of Micrion. Mr. Ward is presently an employee of FEI. In December 1996, the plaintiffs in both actions filed an amended consolidated complaint. The consolidated complaint does not contain a claim against Mr. Ward. The consolidated complaint purports to be brought on behalf of a class of purchasers of Micrion's common stock from April 26, 1996 through June 21, 1996. It asserts claims for violations under the federal securities laws, alleging that Micrion made false and misleading statements to the public concerning the nature of its sales agreement with a customer. Factual discovery in the case was completed, and Micrion filed a motion for summary judgment to dismiss the case, which was denied in September 1998. At a hearing on September 22, 1999, the Court invited the defendants to file a renewed motion for summary judgment, which was heard on November 22, 1999. On December 6, 1999, the Court granted the defendants' renewed summary judgment motion. In January 2000, the plaintiffs appealed the decision to the U.S. Court of Appeals for the First Circuit. The appeal is pending in the First Circuit Court of Appeals, which heard oral argument in the case on December 6, 2000, and has the matter under advisement. We expect that it will be several months before the appeal is decided. We continue to believe the complaint is without merit and we intend to continue our vigorous defense of the claims. There is no assurance, however, that we will be successful in defending this lawsuit or that money damages, if awarded, would not have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to our executive officers as of March 16, 2001.

Name	Age	Position
Dr. Lynwood W. Swanson	66	Chairman of the Board and Chief Scientist
Vahé A. Sarkissian	58	President, Chief Executive Officer and Director
John S. Hodgson	49	Senior Vice President and Chief Financial Officer
Nico Vrijenhoek	60	Senior Vice President and General Manager, Electron Optics Product Division
Mark V. Allred	43	Corporate Controller and Assistant Treasurer

    LYNWOOD W. SWANSON co-founded FEI in 1971 and has served as a director since that time. He served as our President until October 1994, at which time he was elected Chairman of the Board. Dr. Swanson was appointed Chief Scientist in May 1990 and served as Chief Executive Officer from May 1988 to February 1997. Dr. Swanson has been a member of the board of trustees of the Murdock Charitable Trust since 1987 and is an Adjunct Professor of Applied Physics at the Oregon Graduate Institute. Dr. Swanson holds B.S. degrees in physics and chemistry from the University of the Pacific and a Ph.D. degree in physical chemistry from the University of California at Davis.

    VAHÉ A. SARKISSIAN joined us as President, Chief Executive Officer and director in May 1998. From 1994 to 1995, he was President and Chief Executive of Metrologix Inc., an electron beam metrology company. Mr. Sarkissian was with Silicon Valley Group, or SVG, from 1989 to 1993, as President and Chief Operating Officer and prior to that, as President and Chief Executive Officer of SVG Lithography Systems, a subsidiary of SVG. Prior to serving SVG he was a Vice President with Data General Corp. He has also held several technical and management positions with semiconductor companies, including Advanced Micro Devices, Inc., and has served on the board of several technology companies. Mr. Sarkissian holds a B.S.E.E. from Northrop University and an M.S.E.E. from the University of Santa Clara.

    JOHN S. HODGSON joined us as Senior Vice President and Chief Financial Officer in July 2000. Prior to joining us, Mr. Hodgson held vice president and chief financial officer positions at Integrated Process Equipment Corporation (1994-1999), and more recently at Motion Systems. Prior to 1994, Mr. Hodgson served as Vice President of Finance for Dover Corporation's DII Group. Mr. Hodgson has also held finance positions at American Standard, Inc. and Fairchild Corporation. He holds an M.B.A. from Hofstra University.

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

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Our common stock is traded on The Nasdaq National Market under the symbol "FEIC." The following table sets forth, for the periods indicated, the high and low bid prices for our common stock, as reported by The Nasdaq Stock Market's National Market:

	HIGH		LOW
1999
First quarter	12	1/4	7	7/16
Second quarter	8	7/8	6	1/2
Third quarter	9	3/4	6	3/4
Fourth quarter	15	15/16	6	3/4
2000
First quarter	34	1/2	13	1/4
Second quarter	31	1/4	16	5/8
Third quarter	33	1/2	20
Fourth quarter	25	15/16	15

    As of March 16, 2001 there were approximately 127 holders of record of our common stock. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors.

    In February 1997 we combined with the electron optics business of Philips pursuant to a combination agreement between FEI and Philips Business Electronics. As part of the combination, we agreed to issue to Philips Business Electronics additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised. Philips Business Electronics' right to receive additional shares also applies to specific options granted on September 18, 1998 which replaced options outstanding on February 21, 1997. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips Business Electronics for each share issued on exercise of these options. During fiscal year 2000, we issued 383,823 shares of our common stock to Philips Business Electronics in connection with this agreement. The shares issued were not registered under the Securities Act of 1933 and the issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The consideration we received for the shares issued, together with the shares issued to Philips Business Electronics at the combination closing, was the outstanding shares of Philips Electron Optics International B.V. and Philips Electron Optics, Inc.

    In connection with our December 1999 acquisition from Philips of sales, distribution and service operations in 19 countries, we paid cash consideration of approximately $3.3 million, which was treated as a dividend to Philips for financial accounting purposes because the transaction was among parties under common control. Other than the payment of this acquisition consideration to Philips, we have never declared or paid cash dividends on our common stock. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in this report.

	Year Ended December 31,
	PEO Operations	PEO Operations and FEI
	1996	1997	1998	1999	2000
		(in thousands, except per share data)
Statement of Operations Data:
Net sales	$112,384	$168,796	$178,771	$216,152	$320,300
Cost of sales	79,065	106,629	119,579	131,143	183,178

Gross profit	33,319	62,167	59,192	85,009	137,122
Total operating expenses (1)	32,632	95,040	68,768	87,524	100,602

Operating income (loss)	687	(32,873)	(9,576)	(2,515)	36,520
Other expense, net	—	(622)	(4,129)	(65)	(1,637)

Income (loss) before taxes and cumulative effect of change in accounting principle	687	(33,495)	(13,705)	(2,580)	34,883
Income tax expense (benefit)	740	3,107	(4,797)	4,800	14,073

Income (loss) before cumulative effect of change in accounting principle	$(53)	$(36,602)	$(8,908)	$(7,380)	$20,810

Income (loss) before cumulative effect of change in accounting principle per share:(2)
Basic	$(.01)	$(2.19)	$(0.49)	$(0.34)	$0.74
Diluted	$(.01)	$(2.19)	$(0.49)	$(0.34)	$0.70
Weighted average shares outstanding:(2)
Basic	9,729	16,677	18,106	21,745	28,091
Diluted	9,729	16,677	18,106	21,745	29,827
	As of December 31,
	PEO Operations	PEO Operations and FEI
	1996	1997	1998	1999	2000
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$16,394	$15,198	$11,124	$24,031
Working capital	31,113	64,496	70,350	84,957	91,175
Total assets	71,824	183,022	191,138	288,100	314,823
Long-term interest-bearing debt	—	17,844	26,349	36,012	25,674
Shareholders' equity	43,070	104,889	97,627	152,577	168,289

(1)
Included in 1997 operating expenses is a charge of $38.0 million to write off acquired in-process research and development in connection with the acquisition of the Philips electron optics business and a restructuring charge of $2.5 million incurred in connection with consolidating our Massachusetts operations. Included in 1998 operating expenses is a restructuring charge of $5.3 million undertaken to consolidate operations, eliminate redundant facilities, reduce operating expenses and provide for outsourcing of certain manufacturing activities. Included in 1999 operating expenses is a charge of $14.1 million to write off acquired in-process research and development in connection with the acquisition of Micrion Corporation in August 1999 and a restructuring charge of $0.1 million.

(2)
Income (loss) before cumulative effect of change in accounting principle per share has been calculated assuming that the shares of our common stock issued to Philips in the acquisition of the Philips electron optics business were outstanding for the combined company for all periods presented and assuming the shares of our common stock outstanding before the acquisition of the Philips electron optics business were issued as of the closing date of the acquisition of the Philips electron optics business.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We are a leader in the design, manufacture, sale and service of Structural Process Management solutions for the high growth segments of the semiconductor, data storage and industry and institute markets. Structural Process Management solutions consist of systems that use charged particle beam technology to measure, analyze, diagnose and modify sub-micron, multi-dimensional structures found in semiconductors, data storage components, biological samples and industrial compounds. Our products include electron microscopes, focused ion beam, or FIB, systems, and DualBeam systems that combine an FIB column with a scanning electron microscope in a single system. Our customers include leading semiconductor and data storage manufacturers, as well as educational and research institutions and industrial companies located throughout the world. We also design, manufacture and sell components of electron microscopes and FIB systems to a limited number of original equipment manufacturer, or OEM, customers. We have research and development and manufacturing operations located in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic. We have sales and service subsidiaries in 22 countries located throughout North America, Europe and the Asia Pacific region. We also use independent agents to sell some of our products in various countries, particularly in the Asia Pacific region.

    FEI was founded in 1971 to design and manufacture charged particle emitters (ion and electron sources). We began manufacturing and selling ion and electron focusing columns in the early 1980's and began manufacturing FIB workstations in 1989. In 1993 we manufactured and sold our first DualBeam systems. In 1997 we acquired substantially all of the assets and liabilities of Philips' electron optics division, a manufacturer of electron microscopes headquartered in Eindhoven, The Netherlands in exchange for 55% of our common stock outstanding after issuance. As a result of this transaction, we became a majority owned subsidiary of Philips. The combination with Philips gave us expanded research and development capabilities, increased manufacturing capacity, a worldwide sales and service organization and additional financial resources. In 1999 we acquired Micrion Corporation, a manufacturer of single beam FIB systems headquartered in Peabody, Massachusetts. The acquisition of Micrion broadened our product lines, added research and development strength and expanded our sales and service capabilities in the U.S., Japan and Taiwan. We expect to continue to expand our business in the future through internal growth and strategic acquisitions and partnerships.

    Since 1998, we have experienced growth across all business segments, geographic territories and target end-markets. Growth drivers for our business in the semiconductor industry include shrinking feature geometries, the transition to copper and new dielectrics, the transition to 300-millimeter size wafers and shortening product life cycles. In the data storage market, our growth is being driven by the need to measure, analyze and modify increasingly smaller sub-surface features and by the need to trim smaller size pole tips for writing data to the disk surface. In the industry and institute markets, our growth is being driven by the growing need for ultra high resolution and expanding research into biological structures. Notwithstanding these factors, a downturn in general economic conditions in the U.S. or in the markets for our customers' products could result in a reduction in demand for our products. We make no assurances that we will be able to maintain or exceed our current level of sales in any downturn.

    Our standard billing terms usually include a holdback of 10 to 20 percent of the total selling price until completion of the installation and final acceptance of our equipment at the customer's site. Effective January 1, 2000, we changed our revenue recognition policy to defer the portion of revenue related to installation and final acceptance until the installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB

101. Previously, we had recognized 100 percent of revenue for products when title passed to the customer. The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle in the results of operations for 2000. This net effect reflects the deferral as of January 1, 2000 of $8.4 million of revenue previously recognized. We recognized all of this $8.4 million in revenue during the year ended December 31, 2000. SAB 101 had a negative effect on our reported revenues of $7.9 million for 2000, and we expect it to continue to reduce reported revenues in the future. We also receive revenue from services provided to our customers. Revenue from time and materials based service arrangements is recognized as the service is performed. Revenue from service contracts is recognized ratably over the term of the service contracts.

    The sales cycle for our systems typically ranges from 3 to 12 months, and can be longer when our customers are evaluating new applications of our technology. Due to the length of these cycles, we invest heavily in research and development and in sales and marketing in advance of generating revenue related to these investments. Additionally, we sometimes loan equipment to customers for their use in evaluating our products. We have also engaged in joint application development arrangements with some of our customers. We make no assurances that these efforts will result in the sale of our equipment to these customers. We expect to continue these practices in the future.

    Our customer base is diverse, but we have historically derived a significant portion of our revenue from sales to a few key customers, and we expect that trend to continue. Sales to our top 10 customers accounted for 31% of our total net sales in 2000 and 29% of our total net sales in 1999, however, no one customer exceeded 10% of our net sales for either 1999 or 2000.

    Many of our microelectronics and electron optics products carry high sales values. Our systems range in list price from about $0.2 million to $3.4 million. We have derived a substantial portion of our revenue from the sale of a relatively small number of units and we expect that trend to continue. As a result, the timing of revenue recognition from a single order could have a significant impact on our net sales and operating results for a given reporting period. A substantial portion of our net sales have generally been realized near the end of each quarter and sales of electron optics products to government-funded customers have generally been significantly higher in the fourth quarter. Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing systems, which could also have a material adverse effect on our business, financial condition and results of operations.

    A significant portion of our revenue has been derived from customers outside of the U.S., and we expect that trend to continue. Total net sales outside the U.S. were 59% in 1998, 57% in 1999 and 58% in 2000.

    In addition to the U.S. dollar, we conduct significant business in euros, British pounds, and Japanese yen. Because of our substantial research and development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from that geographic region. Our raw materials, labor and other manufacturing costs are primarily denominated in U.S. dollars, euros and Czech korunas. This situation has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in 1999 and 2000. A weakening of the dollar in relation to the euro or Czech koruna would have an adverse effect on our reported results of operations. Movement of Asian currencies in relation to the dollar and euro can also affect our reported sales and results of operations because we derive a greater proportion of revenue from the Asia Pacific region than the costs we incur there. We attempt to mitigate our currency translation and transaction exposures by using forward exchange contracts and by borrowing in multiple currencies. We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.

    Our gross margins have improved over the last two years due to several factors. The most significant factor has been the change in our product mix. In general, our microelectronics products carry higher gross margins than our electron optics products, and microelectronics products have increased from 30.5% of our net sales in 1998 to 46.0% of our net sales in 2000. We expect the proportion of microelectronics product sales to continue to increase in the future. In addition to shifts in product mix and the favorable effect of exchange rate fluctuations mentioned above, our gross margins have been positively affected by increased production volume, greater factory overhead absorption and lower manufacturing costs from outsourcing certain subassemblies. Our service segment gross margins have been positively affected by improved economies of scale from an increase in our installed base of systems, and negatively affected by the additional sales, distribution and service operations we purchased from Philips in December 1999, which have lower average service business gross margins than our other larger and more established service operations. In addition to the factors discussed above, we expect that potential pricing pressure from competitors that introduce new products into our markets may adversely affect our gross margins in the future.

    We derive significant benefits from our relationship with Philips. These benefits include access to patents and intellectual property and research and development services, participation in Philips' collective bargaining agreements and pension plans, participation in Philips' insurance programs, the Philips credit facility, access to Philips' information technology systems and export and purchasing services provided by Philips. On the earlier of 120 days after Philips Business Electronics' ownership falls below 45% of our outstanding common stock or 120 days after Philips no longer includes FEI in its consolidated group for financial reporting purposes, we expect to begin to incur additional labor and operating costs in an aggregate amount of approximately $4 million to $5 million per year. These costs will be partially offset by payments to us from Philips of up to $6 million over a three-year period pursuant to our agreement with Philips.

Results of Operations

    The following table sets forth our statement of operations data as a percentage of net sales.

	Year Ended December 31,
	1998	1999	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.9	60.7	57.2

Gross profit	33.1	39.3	42.8
Research and development	10.9	10.1	9.9
Selling, general and administrative	23.2	22.0	19.6
Amortization of purchased goodwill and technology	1.4	1.7	1.9
Purchased in-process research and development costs	0.0	6.5	0.0
Restructuring and reorganization costs	3.0	0.1	0.0

Operating income (loss)	(5.4)	(1.2)	11.4
Other expense, net	(2.3)	0.0	(0.5)

Income (loss) before taxes and cumulative effect of change in accounting principle	(7.7)	(1.2)	10.9
Tax expense (benefit)	(2.7)	2.2	4.4
Income (loss) before cumulative effect of change in accounting principle	(5.0)	(3.4)	6.5
Cumulative effect of change in accounting principle	0.0	0.0	(2.3)

Net income (loss)	(5.0)%	(3.4)%	4.2%

Net Sales

    Net sales include sales in our microelectronics, electron optics, components and service segments. Net sales in 2000 increased $104.1 million (48%) compared to 1999. Net sales in 1999 increased $37.4 million (21%) compared to 1998. The acquisition of Micrion, completed in August 1999, contributed $31.9 million to 2000 net sales and $12.8 million to 1999 net sales. The acquisition of the additional sales, distribution and service operations from Philips in December 1999 contributed $8.8 million to 2000 net sales.

    Microelectronics segment sales increased $63.2 million (75%) in 2000 compared to 1999. Of this increase, $12.8 million was attributable to the acquisition of Micrion, which was included in our results of operations for all of 2000 compared to only five months in 1999. Microelectronics segment sales increased $29.5 million (54%) in 1999 compared to 1998. Of this increase, $9.3 million was attributable to the acquisition of Micrion. The development of new applications for our products as well as increased acceptance and penetration in the semiconductor, data storage and industry and institute markets has contributed to increased demand and sales volume for this segment. In addition, industry conditions in both the semiconductor manufacturing sector and the data storage sectors were generally stronger in 2000 and 1999 than in 1998.

    Electron optics segment sales increased $24.8 million (30%) in 2000 compared to 1999. We began shipping a new series of TEM products under the Tecnai name in 1999 and strong demand for these products resulted in a 53% increase in 2000 TEM sales. TEM sales increased in 2000 in the industry and institute market, as well as in the semiconductor market. Sales of our SEM products increased 9% from 1999 to 2000. Electron optics segment product sales increased $3.3 million (4%) in 1999 compared to 1998. Our TEM sales increase in 1999 over 1998 from the new Tecnai product line was partially offset by a reduction in SEM sales in 1999 compared to 1998, primarily due to increased competition.

    Components segment sales increased $6.5 million (56%) in 2000 compared to 1999. Demand for our component products by our OEM customers increased sharply in late 1999 and continued through 2000, as customers increased their production requirements. Sales in the components segment decreased $3.8 million (24%) in 1999 compared to 1998. The demand for components segment products was weak in the first half of 1999 due to customers' utilization of on-hand inventories.

    Service sales increased $9.5 million (26%) in 2000 compared to 1999. Service sales increased $8.5 million (29%) in 1999 compared to 1998. The acquisition of the additional sales, distribution and service operations from Philips in December 1999 added $4.2 million to 2000 service segment revenues and $0.5 million to 1999 service segment revenues. In addition, the acquisition of Micrion in August 1999 contributed to our growth in service segment sales in both 1999 and 2000. The remaining increases in service segment revenues were primarily the result of an increase in the number of systems in our installed base. In addition, we increased sales in the semiconductor and data storage markets and the customers in these markets tend to have higher demands for service response time. In general, our service contracts carry higher prices as the guaranteed response time is shortened.

	Year Ended December 31,
	1998	1999	2000
Net Sales by Geographic Region:
North America	42%	44%	43%
Europe	34	29	27
Asia Pacific	22	25	29
Rest of World	2	2	1

	100%	100%	100%

    Net sales increased from 1999 to 2000 in each of the three major geographic regions in which we sell: North America, Europe, and Asia Pacific. In North America, sales increased by $43.6 million (46%) from 1999 to 2000 primarily due to increased demand for our products in the semiconductor, data storage and industry and institute markets in that region. In Europe, sales increased by $24.6 million (39%) from 1999 to 2000 primarily due to increased demand in the semiconductor industry and strong demand for our new Tecnai TEM products. Service revenues also increased in Europe due to the acquisition of the additional sales, distribution and service operations from Philips in December 1999 as well as the increased installed base of systems. In the Asia Pacific region, sales increased by $40.8 million (77%) from 1999 to 2000 primarily due to increased demand in the semiconductor and data storage industries in that region. From 1998 to 1999, sales in North America increased $19.7 million (27%), sales in Europe increased $2.2 million (4%) and sales in the Asia Pacific region increased $13.7 million (35%). The increase in 1999 sales in North America was primarily due to increased demand in the semiconductor industry in that region. The increase in 1999 sales in Europe was primarily due to increased service revenue resulting from the increase in our installed base of systems and also the acquisition of the additional sales, distribution and service operations from Philips in December 1999. Sales increased in the Asia Pacific region in 1999 primarily due to increased demand for our products in the data storage industry in that region.

    Our billing terms on equipment sales generally include a holdback of 10 to 20 percent of the total purchase price subject to completion of the installation and final acceptance process at the customer site. Effective January 1, 2000, we changed our revenue recognition policy to defer the portion of the billing related to installation and final acceptance until the installation and final acceptance are completed. This change was made in accordance with SAB 101. The effect of this change was to reduce reported sales revenue for 2000 by $7.9 million.

Gross Profit

    Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. Gross profit as a percentage of sales, or gross margin, was 33.1% in 1998, 39.3% in 1999, and 42.8% in 2000. The 2000 gross margin was negatively affected by the change in our revenue recognition policy in accordance with SAB 101. Without this effect, the 2000 gross margin would have been 44.3%. The 1999 gross margin was negatively affected by $1.0 million of non-cash inventory step-up adjustments related to the Micrion acquisition. Without these purchase accounting effects, the gross margin would have been 39.8% in 1999. During the third quarter of 1998, we recognized charges totaling $9.5 million in cost of sales for inventory write-offs, obsolescence reserves, reserves for product upgrades and increased warranty reserves. Excluding the effect of these charges, the 1998 gross margin would have been 38.4%.

    The improvement in our gross margin over the last three years is primarily attributable to changes in product mix. In addition, more favorable factory overhead absorption from higher production volumes contributed to improved gross margins. Lower manufacturing costs from outsourcing various manufacturing activities in 1998 and 1999 for several mechanical and electrical subassemblies also contributed to the increase in gross margins. Our gross margin has also improved from 1998 to 2000 as a result of the weakening of European currencies compared to the U.S. dollar. Our service segment experienced a decrease in gross margin from 1999 to 2000 primarily due to the impact of the additional sales, distribution and service operations purchased from Philips in December 1999, which have lower average service business gross margins than our other larger and more established service operations.

Research and Development Costs

    Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software, or enhancements to existing products and software. R&D costs increased $9.7 million (44%) in 2000 compared to 1999 and increased $2.4 million (12%) in 1999 compared to 1998. As a percentage of sales, R&D costs were 10.9%, 10.1% and 9.9% for 1998, 1999 and 2000, respectively. The acquisition of Micrion in August 1999 added $2.3 million of R&D costs in 1999, and $6.9 million of R&D costs in 2000. R&D costs are reported net of subsidies and capitalized software development costs. These offsets totaled $3.8 million in 1998, $6.2 million in 1999, and $6.2 million in 2000. Excluding the effects of these offsets and the effect of the Micrion acquisition, R&D costs increased $5.1 million (20%) in 2000 compared to 1999 and increased $2.1 million (9%) in 1999 compared to 1998. We are continuing to invest in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments. We expect to continue to increase our total R&D expenditures in the near term.

Selling, General and Administrative Costs

    Selling, general and administrative, or SG&A, costs include labor, travel and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs include sales commissions paid to our employees as well as to our agents. SG&A costs for 2000 increased $15.2 million (32%) compared to 1999, and increased $6.2 million (15%) in 1999 compared to 1998. As a percentage of sales, SG&A costs were 23.2% in 1998, 22.0% in 1999, and 19.6% in 2000. The increase in SG&A costs from 1999 to 2000 was partially due to the acquisition of Micrion and the additional sales, distribution and service operations from Philips in 1999. SG&A costs also increased in dollar amount from 1999 to 2000 as a result of higher sales volumes. The decrease in SG&A costs as a percentage of sales from 1999 to 2000 is primarily attributable to higher sales volumes and the fact that many SG&A costs are fixed or semi-fixed rather than variable in nature. The increase in SG&A costs in 1999 was primarily attributable to the acquisition of Micrion in August 1999, as well as the acquisition of the additional sales, distribution and service operations from Philips.

Amortization of Purchased Goodwill and Technology

    Purchase accounting for the acquisition of Philips' electron optics division in 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that is being amortized over a 15-year period. Purchase accounting for the Micrion acquisition in August 1999 resulted in the recognition of intangible assets in the amount of $16.3 million for existing technology that is being amortized over a 10-year period, and goodwill of $24.1 million that is being amortized over a 12-year period. Amortization of purchased goodwill and technology for 2000 increased $2.4 million (65%) compared to 1999, reflecting 12 months amortization from the Micrion acquisition compared to approximately four months amortization in 1999. Amortization of purchased goodwill and technology increased by $1.2 million (48%) in 1999 compared to 1998 as a result of the Micrion acquisition. Read also note 2 to the consolidated financial statements included in this report.

Purchased In-Process Research and Development

    In connection with the purchase accounting for the Micrion acquisition, we identified four significant projects under development at the date of the acquisition. Two of those projects represented enhancements to the resolution and automation of existing products designed primarily for the semiconductor industry. The third project represented enhancements to the automation of products for the data storage industry. The fourth project represented development efforts on products for the lithography photo mask repair market. None of these projects had been proven technologically feasible or had generated revenue as of the date of the evaluation. In accordance with our policy to expense research and development costs as they are incurred, we recorded a one-time charge of $14.1 million associated with the write-off of acquired in-process R&D immediately after the closing of the Micrion acquisition. Read also note 2 to the consolidated financial statements included in this report.

Restructuring and Reorganization Costs

    In 1998 we implemented a restructuring and reorganization program to consolidate operations, eliminate redundant facilities, reduce operating expenses and provide for outsourcing of various manufacturing activities. The program provided for the elimination of approximately 173 positions worldwide, or about 16% of our work force as of July 31, 1998. The charge of $5.3 million recognized in 1998 represented the cost of providing severance, outplacement assistance and associated benefits to affected employees, as well as moving and lease abandonment costs associated with closing duplicate facilities. The charge of $0.1 million recognized in 1999 represented the cost of relocating various office facilities. Read also note 3 to the consolidated financial statements included in this report.

Other Income (Expense), Net

    Interest income for 1998, 1999 and 2000 represents interest earned on the short-term temporary investment of excess cash. The increase in interest income in 2000 compared to 1999, and 1999 compared to 1998, is primarily the result of increased principal invested as well as higher average interest rates. Interest expense for the same periods represents interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility. Interest expense increased in 2000 compared with 1999, reflecting higher levels of borrowing and higher average interest rates. The 1999 interest expense generally reflects higher levels of borrowing offset by lower interest rates under the Philips credit facility as compared to our 1998 borrowings.

    In September 1998, we reduced to zero the carrying value of our cost-method investment in Norsam Technologies, Inc. and, accordingly, recorded a $3.3 million valuation adjustment. We revised our projections of future cash flows that we expected to receive from this investment based on Norsam's operating results and its divestiture of various operating assets.

Income Tax Expense

    Our effective income tax rate was 40% for 2000 and 35% for 1998. Our effective tax rate in those years differed from the U.S. federal statutory tax rate primarily as a result of the amortization of intangible assets not deductible for income tax purposes as well as the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., among other factors. For 1999, our effective tax rate was negative 186% due primarily to the nondeductible write-off of purchased in-process research and development costs, as well as the other factors mentioned above.

Cumulative Effect of Change in Accounting Principle

    Effective January 1, 2000, we changed our revenue recognition policy to defer the portion of the billing related to installation and final acceptance at the customer site until the installation and final acceptance are completed. This change was made in accordance with SAB 101. The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle in the year ended December 31, 2000. This net effect reflects the deferral as of January 1, 2000 of $8.4 million of revenue previously recognized. All such revenue initially deferred on January 1, 2000 upon adoption of SAB 101 was recognized during 2000.

Liquidity and Capital Resources

    Cash and cash equivalents increased by $12.9 million in 2000 to $24.0 million as of December 31, 2000. In 1999 cash and cash equivalents decreased by $4.1 million to $11.1 million as of December 31, 1999. Net cash provided by operations was $38.4 million in 2000, 137% higher than the $16.2 million provided by operations in 1999, which was 474% higher than the $2.8 million provided by operations in 1998. Excluding the effects of changes in working capital components, operating activities generated $25.3 million of cash in 2000 and $21.0 million in 1999, and used $3.0 million of cash in 1998. The improved cash flow from operations was primarily due to improved operating results over this three-year period.

    Accounts receivable increased $6.1 million from 1999 to 2000 and $24.0 million from 1998 to 1999. The increase in receivables was due to increased sales volume for both periods, and for 1999, also a result of the acquisitions of Micrion and the additional sales, distribution and service operations from Philips. Our days sales outstanding, or DSO, improved from 131 days at the end of 1999 to 95 days at the end of 2000. Changing our revenue recognition policy in accordance with SAB 101 reduced the recorded balance of accounts receivable as of December 31, 2000 by $16.4 million. Without this change in revenue recognition policy, our DSO would have been 111 days for the year ended December 31, 2000. Inventories increased $0.3 million from 1999 to 2000 and $16.0 million from 1998 to 1999. The increase in 1999 was primarily due to the two acquisitions completed in that year. During 2000 we were able to manage our inventory levels more effectively despite the growth in our sales, and improved our inventory turnover rate from 2.2 in 1999 to 3.1 in 2000. Current liabilities increased $23.1 million from 1999 to 2000 and $30.7 million from 1998 to 1999. These increases resulted from growth in our business as well as the two 1999 acquisitions.

    We incurred capital expenditures for acquisition of equipment of $13.9 million in 2000, $8.3 million in 1999 and $11.9 million in 1998. These expenditures included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers. We have expanded our demonstration capabilities over the last three years. The lower capital spending level in 1999 was in anticipation of the business combination with Micrion, which added both domestic and offshore application laboratory and demonstration equipment. We also invest in equipment for development, manufacturing and testing purposes. We lease the real property used in our business. We expect capital expenditures in 2001 to increase to between $15.0 million and $18.0 million. We also invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers. We capitalized software development costs of $2.4 million in 2000, $2.9 million in 1999 and $2.3 million in 1998. We also expect these expenditures to increase in the near term as we introduce new products and add new applications to our existing products.

    During 1999 we made several business investments in addition to ongoing investments in equipment and product development. The largest of these investments was the August 1999 purchase of Micrion. Purchase consideration for this transaction, including transaction costs, consisted of cash and shares of our common stock totaling $69.4 million. The cash portion of the purchase price, paid to Micrion's former shareholders, totaled $32.9 million. In September 1999 we invested $3.0 million to acquire a 9.5% interest in Surface/Interface, a start-up company, which introduced an atomic force microscopy tool for the semiconductor industry. In conjunction with the investment, we entered into a distribution agreement through which we market, sell and service the equipment. We also obtained an option to purchase additional equity at a predetermined price. In June 2000 we invested an additional $1.3 million in Surface/Interface, bringing our ownership percentage to 12.6% as of December 31, 2000. In December 1999 we acquired additional sales, distribution and service operations from Philips in a number of smaller market areas. Purchase consideration included a cash payment of $3.3 million to Philips, which was recorded as a dividend because the transaction was between entities under common control. We expect to continue to use acquisition and investment opportunities to augment our growth and market position.

    We entered into a $50 million unsecured revolving credit agreement on February 25, 1999 with Philips. We used this facility to pay off the balance and terminate our previous credit facility. In August 2000 the Philips credit facility was amended, increasing our borrowing capacity to $75 million. The Philips credit facility matures on February 26, 2002. The credit facility terminates on the earlier of 120 days after Philips Business Electronics' ownership falls below 45% of our outstanding common stock or 120 days after Philips no longer includes FEI in its consolidated group for financial reporting purposes. The funds may be drawn either in the U.S. or offshore in a choice of three currencies. Under terms of the agreement, we must comply with customary banking terms and conditions, including financial covenants that require specific minimum equity levels and minimum operating income to interest expense ratios. As of December 31, 2000, we were in compliance with the covenants in the agreement. Interest on the outstanding balance is based on an applicable LIBOR rate for one, three or six months at our option plus 0.75%. As of December 31, 2000, borrowings under the credit facility were $24.1 million, providing unused credit capacity of $50.9 million. We also maintain a $10 million unsecured and uncommitted bank borrowing facility in the U.S. and various limited facilities in selected foreign countries. In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. for the purpose of issuing standby letters of credit.

    In August 1999, in connection with the acquisition of Micrion, we sold 3,913,299 shares to Philips Business Electronics in a private transaction providing $31.4 million in net proceeds to us. We also issue shares to fund our employee stock purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time. We also grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs. During 2000, 600,012 shares were sold or granted under these programs, as compared to 1,161,565 shares sold or granted in 1999 and 1,790,818 shares sold or granted in 1998.

    We assess liquidity needs by evaluating cash balances on hand, available borrowings under our credit facilities, working capital trends and expected cash flows from operating activities versus our investment needs. In consideration of these factors, we believe that we have adequate financial resources for at least the next 12 months.

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. The statement requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. We adopted SFAS No. 133 effective January 1, 2001. Because of our minimal use of derivatives, the adoption of SFAS No. 133 did not have a material effect on our earnings or financial position.

Backlog

    Our backlog consists of purchase orders we have received for products and services we expect to ship and deliver within the next 12 months. At December 31, 2000 our total backlog was $166 million. At December 31, 1999 our total backlog was $102 million. We expect to ship all products and deliver all services represented by this backlog in 2001, although there is no assurance that we will be able to do so. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. A substantial portion of our backlog relates to orders for products with a relatively high average selling price. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Quarterly Results of Operations

    The following table presents unaudited consolidated financial data for each of the eight quarters in 1999 and 2000. In our opinion, this information has been prepared on the same basis as the audited consolidated financial information appearing in this report and includes all adjustments, consisting only of normal recurring adjustments, except for the adjustments described in the following paragraphs, necessary for a fair presentation of the financial position and results of operations for these periods. The operating results for any quarter are not necessarily indicative of results for any future period.

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

    As discussed in note 1 to the consolidated financial statements included in this report, we changed our accounting method for revenue recognition in the fourth quarter of the year ended December 31, 2000, effective January 1, 2000, in accordance with the requirements of SAB 101. Accordingly, the following unaudited quarterly consolidated financial data for the first three quarters of fiscal 2000 have been restated to reflect the impact of the change in accounting principle as if it had been adopted on January 1, 2000. The results for the three months ended April 2, 2000, include the cumulative effect of implementing SAB 101.

	2000
	April 4 As Previously Reported	April 4 As Restated	July 2 As Previously Reported	July 2 As Restated	October 1 As Previously Reported	October 1 As Restated	December 31
	(in thousands, except per share data)
Net sales	$67,153	$64,722	$78,902	$77,843	$86,021	$82,791	$94,944
Cost of sales	39,985	37,225	44,812	46,095	47,257	48,863	50,995

Gross profit	27,168	27,497	34,090	31,748	38,764	33,928	43,949
Total operating expenses	22,209	22,209	24,166	24,166	25,751	25,751	28,476

Operating income	4,959	5,288	9,924	7,582	13,013	8,177	15,473
Other income (expense), net	(212)	(212)	(548)	(548)	(434)	(434)	(443)

Income before taxes and cumulative effect of change in accounting principle	4,747	5,076	9,376	7,034	12,579	7,743	15,030
Income tax expense	1,992	2,114	3,658	2,791	5,106	3,317	5,851

Income before cumulative effect of change in accounting principle	$2,755	$2,962	$5,718	$4,243	$7,473	$4,426	$9,179
Cumulative effect of change in accounting principle	-0-	(7,499)	-0-	-0-	-0-	-0-	-0-

Net income (loss)	$2,755	$(4,537)	$5,718	$4,243	$7,473	$4,426	$9,179

Income before cumulative effect of change in accounting principle per share:
Basic	$0.10	$0.11	$0.21	$0.15	$0.27	$0.16	$0.32
Diluted	$0.10	$0.10	$0.20	$0.15	$0.25	$0.15	$0.31
Shares used in per share calculation:
Basic	27,603	27,603	27,890	27,890	28,121	28,121	28,315
Diluted	28,780	28,780	28,971	28,971	29,872	29,872	29,702

	1999
	April 4	July 4	October 3	December 31
	(in thousands, except per share data)
Net sales	$45,408	$45,722	$52,044	$72,978
Cost of sales	28,083	27,552	32,017	43,491

Gross profit	17,325	18,170	20,027	29,487
Total operating expenses	16,513	16,342	29,919	24,750

Operating income (loss)	812	1,828	(9,892)	4,737
Other income (expense), net	326	(166)	(286)	61

Income (loss) before taxes	1,138	1,662	(10,178)	4,798
Income tax expense	432	688	867	2,813

Net income (loss)	$706	$974	$(11,045)	$1,985

Income (loss) per share:
Basic	$0.04	$0.05	$(0.48)	$0.07
Diluted	$0.04	$0.05	$(0.48)	$0.07
Shares used in per share calculation:
Basic	18,205	18,319	23,017	27,417
Diluted	19,260	19,314	23,017	28,510

    Our operating results have fluctuated in the past and may fluctuate significantly in the future. Fluctuations in operating results may be caused by a variety of factors, including the relatively high unit cost of our microelectronics and electron optics products, competitive pricing pressures, conditions in our principal markets, the timing of orders from major customers and new product introductions, customer cancellation or delay of shipments, long sales cycles, changes in the mix of products sold and the proportion of domestic and international sales, specific feature requests by customers, product delays and supply chain difficulties and currency exchange rate fluctuations. We will continue to derive a substantial portion of our revenues from the sale of a relatively small number of microelectronics and electron optics products. As a result, the timing of revenue recognition from a single order could have a significant impact on our net sales and operating results for a reporting period. A substantial portion of our net sales have generally been realized near the end of each quarter and sales of electron optics products to government-funded customers have generally been significantly higher in the fourth quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results of operations and financial position. The major foreign currencies in which we face periodic fluctuations are the euro (and the related underlying European currencies) and the Czech koruna. Although for each of the last three years more than 55% of our sales occurred outside of the U.S., a large portion of these foreign sales were denominated in U.S. dollars and euros (Dutch guilders in 1998). As a result, despite an overall strengthening of the U.S. dollar against European currencies in 2000, net sales were not materially affected since the impact of the strengthening of the U.S. dollar against European currencies was offset by the impact of the dollar weakening against the Japanese yen. Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments reduced shareholders' equity and comprehensive income for 2000 by $1.7 million.

    Our primary exposure to changes in foreign currency exchange rates results from intercompany loans made between the U.S. and Dutch subsidiaries and its other foreign subsidiaries. We hedge our investment in a Japanese subsidiary but do not otherwise actively hedge this exposure. We do not enter into derivative financial instruments for speculative purposes. From time to time we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions. As of December 31, 2000, the aggregate notional amount of these contracts was $2.5 million. Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of December 31, 2000 would decrease by approximately $0.3 million. The decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

Interest rate sensitivity

    We borrow funds under variable rate borrowing arrangements. As of December 31, 2000 and during the entirety of 2000, we did not hedge our exposure to interest rate risk. We would not experience a material impact on our income before taxes as the result of a 1% increase in the short-term interest rates that are used to calculate our interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of FEI Company
Hillsboro, Oregon

    We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, the Company implemented Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 9, 2001

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1999 AND 2000

(In Thousands, Except Share Data)

	1999	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,124	$24,031
Receivables (Note 4)	77,628	83,680
Current account with Philips (Note 15)	95	5,266
Inventories (Note 5)	59,517	59,796
Deferred income taxes (Note 11)	16,699	22,525
Other	6,796	5,850

Total current assets	171,859	201,148
EQUIPMENT (Note 6)	28,768	28,171
PURCHASED GOODWILL AND TECHNOLOGY (Note 2)	65,586	59,540
OTHER ASSETS (Note 7)	21,887	25,964

TOTAL	$288,100	$314,823

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,362	$32,682
Accrued payroll liabilities	6,795	11,553
Accrued warranty reserves	8,779	15,202
Deferred revenue	20,627	20,037
Income taxes payable	6,105	9,982
Accrued restructuring costs (Note 3)	426	—
Other current liabilities (Note 8)	22,808	20,517

Total current liabilities	86,902	109,973
BANK LINE OF CREDIT BORROWINGS (Note 9)	1,192	1,534
CREDIT FACILITY WITH PHILIPS (Note 9)	34,820	24,140
DEFERRED INCOME TAXES (Note 11)	10,637	9,984
OTHER LIABILITIES	1,972	903
COMMITMENTS AND CONTINGENCIES (Notes 10 and 17)	—	—
SHAREHOLDERS' EQUITY (Note 12):
Preferred stock—500,000 shares authorized; none issued and outstanding	—	—
Common stock—45,000,000 shares authorized; 27,544,280 issued and outstanding as of December 31, 1999 and 28,488,760 issued and outstanding as of December 31, 2000	218,406	222,547
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(56,185)	(42,874)
Accumulated other comprehensive loss	(8,528)	(10,268)

Total shareholders' equity	152,577	168,289

TOTAL	$288,100	$314,823

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(In Thousands, Except Share Data)

	1998	1999	2000
NET SALES	$178,771	$216,152	$320,300
COST OF SALES (Note 8)	119,579	131,143	183,178

Gross profit	59,192	85,009	137,122

OPERATING EXPENSES:
Research and development (Note 15)	19,506	21,937	31,617
Selling, general and administrative	41,426	47,650	62,834
Amortization of purchased goodwill and technology (Note 2)	2,516	3,717	6,151
Purchased in-process research and development (Note 2)	—	14,089	—
Restructuring and reorganization costs (Note 3)	5,320	131	—

Total operating expenses	68,768	87,524	100,602

OPERATING INCOME (LOSS)	(9,576)	(2,515)	36,520

OTHER INCOME (EXPENSE):
Interest income	360	715	879
Interest expense	(1,164)	(1,162)	(2,336)
Valuation adjustment (Note 7)	(3,267)	—	—
Other	(58)	382	(180)

Total other expense, net	(4,129)	(65)	(1,637)

INCOME (LOSS) BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(13,705)	(2,580)	34,883
TAX EXPENSE (BENEFIT) (Note 11)	(4,797)	4,800	14,073

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(8,908)	(7,380)	20,810
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $4,405 (Note 1)	—	—	(7,499)

NET INCOME (LOSS)	$(8,908)	$(7,380)	$13,311

PER SHARE DATA (Note 13):
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.49)	$(0.34)	$0.74
Cumulative effect of change in accounting principle	—	—	(0.27)

Net income (loss)	$(0.49)	$(0.34)	$0.47

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.49)	$(0.34)	$0.70
Cumulative effect of change in accounting principle	—	—	(0.25)

Net income (loss)	$(0.49)	$(0.34)	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 13):
Basic	18,105,808	21,745,065	28,090,554
Diluted	18,105,808	21,745,065	29,827,353

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(In Thousands)

	1998	1999	2000
NET INCOME (LOSS)	$(8,908)	$(7,380)	$13,311
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, zero taxes provided in 1998 and 2000, $1,136 taxes provided in 1999	1,160	(2,030)	(1,740)

COMPREHENSIVE INCOME (LOSS)	$(7,748)	$(9,410)	$11,571

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(In Thousands, Except Share Data)

	Common Stock				Accumu- lated Other Comprehensive Loss
			Note Receivable From Shareholder	Accumu- lated Deficit
	Shares	Amount				Total
BALANCE, JANUARY 1, 1998	18,077,793	$149,149	$—	$(36,602)	$(7,658)	$104,889
Net loss	—	—	—	(8,908)	—	(8,908)
Employee purchases of common stock through employee stock purchase plan (Note 12)	79,344	422	—	—	—	422
Stock options exercised (Note 12)	8,550	64	—	—	—	64
Shares issued to Philips for pre-merger options exercised (Note 12)	1,788	—	—	—	—	—
Restricted stock purchase (Note 12)	150,620	1,116	(1,116)	—	—
Translation adjustment	—	—	—	—	1,160	1,160

BALANCE, DECEMBER 31, 1998	18,318,095	150,751	(1,116)	(45,510)	(6,498)	97,627
Net loss	—	—	—	(7,380)	—	(7,380)
Employee purchases of common stock through employee stock purchase plan (Note 12)	141,815	764	—	—	—	764
Stock options exercised (Note 12)	56,921	452	—	—	—	452
Sale of stock to Philips (Note 2)	3,913,299	31,385	—	—	—	31,385
Shares issued to Micrion shareholders (Note 2)	5,064,150	34,684	—	—	—	34,684
Dividend paid to Philips (Note 2)	—	—	—	(3,295)	—	(3,295)
Restricted stock award (Note 12)	50,000	370	—	—	—	370
Translation adjustment	—	—	—	—	(2,030)	(2,030)

BALANCE, DECEMBER 31, 1999	27,544,280	218,406	(1,116)	(56,185)	(8,528)	152,577
Net income	—	—	—	13,311	—	13,311
Employee purchases of common stock through employee stock purchase plan (Note 12)	189,062	1,404	—	—	—	1,404
Stock options exercised (Note 12)	389,095	3,250	—	—	—	3,250
Shares issued to Philips for pre-merger options exercised (Note 12)	383,823	—	—	—	—	—
Sale of stock to Philips	5,000	144	—	—	—	144
Repurchase of common stock	(22,500)	(657)	—	—	—	(657)
Translation adjustment	—	—	—	—	(1,740)	(1,740)

BALANCE, DECEMBER 31, 2000	28,488,760	$222,547	$(1,116)	$(42,874)	$(10,268)	$168,289

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

(In Thousands)

	1998	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,908)	$(7,380)	$13,311
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,621	8,513	10,359
Amortization	3,004	5,198	7,920
Loss on retirement of fixed assets and demonstration systems	1,101	1,355	176
Purchased in-process research and development	—	14,089	—
Deferred taxes on income	(7,125)	(1,190)	(6,479)
Valuation adjustment	3,267	—	—
Restricted stock award	—	370	—
Decrease (increase) in assets:
Receivables	1,524	(11,172)	(6,052)
Inventories	(3,940)	7,015	3,074
Other assets	1,474	(7,450)	(732)
Increase (decrease) in liabilities:
Accounts payable	(3,055)	7,226	11,320
Current accounts with Philips	(4,031)	(6,307)	(5,171)
Accrued payroll liabilities	390	2,000	4,758
Accrued warranty reserves	1,947	(3,778)	6,423
Deferred revenue	4,508	(3,129)	(590)
Accrued restructuring costs	2,966	(2,629)	(426)
Other liabilities	4,084	13,496	517

Net cash provided by operating activities	2,827	16,227	38,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(11,883)	(8,335)	(13,901)
Investment in software development	(2,291)	(2,866)	(2,413)
Investment in unconsolidated affiliate (Note 7)	—	(3,000)	(1,250)
Purchase of Micrion, net of cash acquired (Note 2)	—	(32,869)	—
Purchase of sales and service organizations, net of cash acquired (Note 2)	—	170	—

Net cash used in investing activities	(14,174)	(46,900)	(17,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank lines of credit (Note 9)	(10,594)	(16,398)	342
Net borrowings (repayments) under credit facility with Philips (Note 9)	19,099	15,721	(10,680)
Proceeds from exercise of stock options and employee stock purchases	486	1,216	4,654
Proceeds from sale of stock to Philips (Note 2)	—	31,385	144
Dividend paid to Philips (Note 2)	—	(3,295)	—
Repurchase of common stock	—	—	(657)

Net cash provided by (used in) by financing activities	8,991	28,629	(6,197)

EFFECT OF EXCHANGE RATE CHANGES	1,160	(2,030)	(1,740)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,196)	(4,074)	12,907

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,394	15,198	11,124

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,198	$11,124	$24,031

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business—FEI Company and its wholly-owned subsidiaries (the "Company" or "FEI") design, manufacture, market and service products based on charged particle beam technology. The Company's products include transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), focused ion-beam systems ("FIBs") and products that incorporate a SEM and FIB into a single system ("DualBeam Systems"). The Company also sells some of the components of electron microscopes and FIBs to other manufacturers. The Company has manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic. Sales and service operations are conducted in the U.S. and 21 other countries, constituting a majority of the worldwide market for the Company's products. Prior to December 1999, the Company's products were sold through distribution agreements with affiliates of Koninklijke Philips Electronics N.V. ("Philips") located in approximately 20 countries. The Company also sells its products through independent representatives in certain countries. The Company's products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial and institutional organizations.

    Consolidation and Basis of Presentation—The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

    On August 13, 1999, FEI Company acquired Micrion Corporation ("Micrion"), a Massachusetts corporation engaged in the design, manufacture, sale and service of focused charged particle beam systems, in a transaction accounted for under the purchase method. Accordingly, purchase accounting was applied to the assets and liabilities of Micrion. Micrion's results of operations are included in the consolidated financial statements for the period subsequent to August 13, 1999 (see Note 2).

    Concentration of Credit Risk—Instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. This risk is limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and geographies.

    Dependence on Key Suppliers—Although many of the components and subassemblies included in the Company's system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Enabling Technologies Group B.V. ("Philips Enabling Technologies Group"). In addition to Philips Enabling Technologies Group, the Company obtains a significant portion of its component parts from a second supplier, Turk Manufacturing Co. A third supplier, RIPA Holding B.V., is currently a sole source for electronic sub-assemblies that were, until recently, manufactured at the Company's facilities in Eindhoven. The Company believes some of the components supplied to it are available to the suppliers only from single sources. Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company. In the ordinary course of business, the Company continually evaluates its existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

    Use of Estimates in Financial Reporting—The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

    Foreign Currency Translation—Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date. Gains and losses resulting from the translation of net assets are included in accumulated other comprehensive loss on the consolidated balance sheet. Revenues, costs and expenses are translated using an average rate of exchange for the period. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statements of operations and aggregated $96, $362 and $(267) for the years ended December 31, 1998, 1999 and 2000, respectively.

    Forward Exchange Contracts—Most of the Company's subsidiaries transact business in their functional currencies as well as currencies other than their functional currencies. As a result, changes in foreign currency exchange rates may have an impact on the Company's operating results. Forward exchange contracts are used to hedge a portion of the risk of foreign currency fluctuations. Realized and unrealized gains and losses on such contracts were deferred and recognized in the consolidated statements of operations concurrent with the hedged transaction.

    Asset Impairment—The Company evaluates the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, the Company prepares an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, the Company adjusts the carrying amount of the asset to the lower of its carrying value or its estimated fair value.

    Cash and Cash Equivalents—Money market funds and other highly liquid instruments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.

    Inventories are stated at lower of cost or market with cost determined by standard cost methods which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories that exceed the estimated requirements for 12 months based on recent usage levels are reported as other assets. Management has established inventory reserves based on estimates of excess and/or obsolete current and noncurrent inventory.

    Deferred Income Taxes—Deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.

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

    Purchased Goodwill and Technology—Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over the estimated economic life. Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology. The value of purchased in-process research and development in a business combination, which represents the net present value of products under development as of the combination date, is expensed immediately following the date of business combination. Changes in technology could affect the Company's estimate of the useful lives of such assets. See Note 2.

    Software Development Costs—The Company capitalizes certain software development costs for software expected to be sold with the Company's products. Such costs are capitalized after the technological feasibility of the project is determined and are reported in other assets. These costs are amortized over the estimated economic life of the software. Changes in technology could affect the Company's estimate of the useful life of such assets. See Note 7.

    Product Warranty Costs—The Company's products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. The Company's estimate of warranty cost is based on its history of warranty repairs. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair than similar products have required in the past.

    Deferred Revenue represents customer deposits on equipment orders and pre-paid service contract revenue.

    Revenue Recognition and Cumulative Effect of Change in Accounting Principle—For products produced according to the Company's published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. For products produced according to a particular customer's specifications, revenue is recognized when the product meets the customer's specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue applicable to installation and customer acceptance is recognized upon meeting specifications at the installation site. For new applications of the Company's products where performance cannot be assessed prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

    The Company also provides service for its products. Revenue from time and materials based service arrangements is recognized as the service is performed. Revenue from service contracts is recognized ratably over the term of such service contracts.

    The Company's billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a hold-back of 10 to 20 percent on the total purchase price subject to completion of the installation and final acceptance process at the customer site. Effective January 1, 2000, the Company changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, the Company had recognized 100 percent of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since the Company has historically completed such installation services successfully and since such services have required minimal costs to complete. The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principal in the year ended December 31, 2000. This net effect reflects the deferral as of January 1, 2000 of $8,442 of revenue previously recognized. The Company recognized the $8,442 in revenue included in the cumulative effect adjustment as of January 1, 2000 during the year ended December 31, 2000.

    Research and Development costs are expensed as incurred.

    Stock-Based Compensation—The Company measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), had been applied in measuring compensation expense. See Note 12.

    Supplemental Cash Flow Information—Cash paid for interest totaled $1,226, $1,121 and $1,836 for the years ended December 31, 1998, 1999 and 2000, respectively. Cash paid for income taxes totaled $4,107, $336 and $13,263 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Recently Issued Accounting Pronouncements—In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 did not have a material effect on earnings or the financial position of the Company.

2. MERGERS AND ACQUISITIONS

Micrion Corporation—August 1999

    On August 13, 1999, the Company acquired all of the outstanding common stock of Micrion in exchange for 5,064,150 newly issued shares of the Company's common stock plus $30,385 in cash. The merger was accounted for as a purchase and, accordingly, purchase accounting was applied to the assets and liabilities of Micrion. The total purchase price of $69,355 consisted of the fair value of the Company's newly issued shares of common stock, the cash paid to Micrion shareholders and transaction costs of $4,286, including investment banking fees and legal fees associated with required regulatory processes.

    The Company obtained independent appraisals of the fair market value of the intangible assets, inventory and equipment acquired in order to assist management in allocating the total purchase price to the assets acquired and liabilities assumed. To determine the value of each of Micrion's product lines, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections for each product line were discounted to net present value. This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition. For existing technology product lines, the discount rate used was 15 percent, representing management's estimate of the equity cost of capital for Micrion. For products which had not yet been proven technologically feasible, the discount rates applied ranged from 21 to 23 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

    Management allocated the Micrion purchase price to the assets acquired and liabilities assumed as follows:

Current assets, including cash of $1,801	$32,683
Equipment	6,342
Existing technology intangible asset	16,277
Goodwill	24,091
In-process research and development	14,089
Deferred income taxes	2,807
Liabilities assumed	(26,934)

Total purchase price	$69,355

    In estimating the value of purchased in-process research and development, the Company identified four significant projects under development at the date of the acquisition. Two of those categories represented enhancements to the resolution and automation of existing products designed primarily for the semiconductor industry. The third project represented enhancements to the automation of products for the data storage industry. The fourth project represented development efforts on products for the lithography photo mask repair market. None of the projects in these categories had been proven technologically feasible or had generated revenue as of the date of the evaluation. In accordance with the Company's policy to expense research and development costs as they are incurred, a one-time charge of $14,089 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the merger. Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the development cost of these projects.

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

    The amortization periods for existing technology and goodwill have been established at 10 and 12 years, respectively. The product lines associated with the existing technology are expected to continue to generate revenues for an extended period of time. The Company's major product lines consist of basic platform systems, which are modified and enhanced over time as new features and capabilities are added to the platform. It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies or both, may be reduced due to competitive pressures or other factors. Management periodically evaluates the remaining economic useful lives and amortization periods for these intangible assets.

    Pro forma combined statements of operations data, presented as if the merger had occurred on January 1 of each year are as follows:

	Year Ended December 31,
	1998	1999*
Net sales	$224,194	$235,890

Net loss	$(17,845)	$(17,480)

Pro forma net loss per share	$(0.66)	$(0.64)

Pro forma weighted average shares outstanding	27,083	27,356

*
Pro forma results for 1999 include the $14,089 charge for in-process research and development resulting from the Micrion acquisition.

    Concurrent with the merger, Philips Business Electronics purchased from the Company 3,913,299 newly issued shares of common stock for $31,385 in cash.

Additional Philips Sales and Service Organizations—December 1999

    In December 1999, the Company acquired from Philips the electron optics sales distribution and service operations located in 19 countries. The purchase price for these businesses was their Net Operating Capital ("NOC") at the time of acquisition, plus $3,295. The purchase price totaled $2,879, consisting of NOC of $(416), plus $3,295. Because the transaction was conducted among parties under common control, the assets acquired and liabilities assumed were recorded at net book value, and the $3,295 additional payment to Philips was treated as a dividend. During 1999, the Company transferred such businesses in three countries to independent representatives and intends to transfer additional such businesses to independent representatives in certain smaller market countries in the near future.

Purchased Goodwill and Technology

    Purchased goodwill and technology consisted of the following:

		December 31,
	Amortization Period
		1999	2000
Existing technology from PEO Combination, net of amortization of $3,893 and $5,268, respectively	12 years	$12,597	$11,222
Existing technology from Micrion acquisition, net of amortization of $543 and $2,287, respectively	10 years	15,734	13,990
Goodwill from PEO Combination, net of amortization of $3,330 and $4,472, respectively	15 years	13,822	12,795
Goodwill from Micrion acquisition, net of amortization of $658 and $2,551, respectively	12 years	23,433	21,533

Purchased goodwill and technology, net		$65,586	$59,540

3. RESTRUCTURING AND REORGANIZATION

    On July 29, 1998, the Company implemented a restructuring and reorganization plan to consolidate operations, eliminate redundant facilities, reduce operating expenses and provide for outsourcing of certain manufacturing activities. The plan included the elimination of 173 positions worldwide, or about 16% of the Company's work force as of July 29, 1998. The positions affected included manufacturing, marketing, administrative, field service and sales personnel. During the third quarter of 1998, all affected employees were informed of the planned terminations and the related severance benefits they would be entitled to receive. Of the 173 positions targeted for elimination, 76 employees were terminated in 1998, 88 were terminated in 1999 and 9 were terminated in 2000. For certain of the terminated employees in foreign countries, the Company is required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

    During the third quarter of 1998, the Company reorganized and consolidated its U.S. field service function. The majority of the Company's operations in Mahwah, New Jersey were moved to Hillsboro, Oregon and consolidated with the U.S. field service operations located there. The cost of this U.S. field service reorganization included $87 in employee severance, outplacement and related benefits for terminated employees, and $189 in relocation and moving expenses for certain transferred employees and the assets formerly located in Mahwah. The charge also included $336 for lease abandonment costs of vacating leased premises in Mahwah. These charges are included in the table of restructuring charges shown below. Associated with this move and consolidation of U.S. field service operations were inventory write-offs and additional obsolescence reserves for field service inventory, which totaled $3,278. This amount was charged to cost of sales in 1998.

    In the third quarter of 1998, the Company also undertook a plan to close its Massachusetts office and relocate a portion of the employees. Lease abandonment costs of $108 are included in the table below for the estimated lease termination costs associated with this relocation. Also in the third quarter of 1998, the Company implemented a plan to consolidate its duplicate facilities in each of the U.K. and Germany. $129 was incurred in 1998 and $131 was incurred in 1999 for the cost of consolidating these facilities.

    The various components of restructuring and reorganization charges were as follows:

	Beginning Accrued Liability	Charged to Expense	Settled (1)	Ending Accrued Liability
Year Ended December 31, 1998:
Severance, outplacement and related benefits for terminated employees	$—	$4,137	$1,436	$2,701
Lease abandonment costs for vacated facilities	—	444	90	354
Relocation and moving expenses for employees and facilities	—	318	318	—
Cost related to transferring property to vendors	—	168	168	—
Abandonment of leasehold improvements and fixed assets in location vacated; non-cash charge	—	253	253	—

1998 Totals	$—	$5,320	$2,265	$3,055

Year Ended December 31, 1999:
Severance, outplacement and related benefits for terminated employees	$2,701	$—	$1,036	$1,665
Lease abandonment costs for vacated facilities	354	—	332	22
Relocation and moving expenses for employees and facilities	—	131	131	—

1999 Totals	$3,055	$131	$1,499	$1,687

Year Ended December 31, 2000:
Severance, outplacement and related benefits for terminated employees	$1,665	$—	$1,138	$527
Lease abandonment costs for vacated facilities	22	—	22	—

2000 Totals	$1,687	$—	$1,160	$527

(1)
Represents cash payments as well as effects of changes in currency translation on recorded liabilities.

    These amounts are reported in the consolidated balance sheets as follows:

	December 31,
	1999	2000
Accrued restructuring costs	$426	$—
Accrued payroll liabilities	1,261	527

Total	$1,687	$527

4. RECEIVABLES

    Receivables consisted of the following:

	December 31,
	1999	2000
Trade accounts receivable	$80,680	$86,896
Allowance for doubtful accounts	(3,052)	(3,216)

Total receivables	$77,628	$83,680

5. INVENTORIES

    Inventories consisted of the following:

	December 31,
	1999	2000
Raw materials and assembled parts	$29,148	$28,917
Service inventories; current requirements	6,540	5,401
Work in process	20,896	19,968
Finished goods	17,824	18,523

	74,408	72,809
Reserve for obsolete inventory	(14,891)	(13,013)

Total inventories	$59,517	$59,796

6. EQUIPMENT

    Equipment consisted of the following:

	December 31,
	1999	2000
Leasehold improvements	$2,962	$3,202
Machinery and equipment	16,874	24,406
Demonstration systems	17,976	17,721
Other fixed assets	10,693	8,747

	48,505	54,076
Accumulated depreciation	(19,737)	(25,905)

Total equipment	$28,768	$28,171

7. OTHER ASSETS

    Other assets consisted of the following:

	December 31,
	1999	2000
Service inventories, noncurrent requirements, net of obsolescence reserves of $8,537 and $7,550, respectively	$11,716	$13,706
Capitalized software development costs, net of amortization of $1,938 and $3,629, respectively	4,821	5,260
Patents, net of amortization of $60 and $82, respectively	261	239
Investment in unconsolidated affiliates	3,000	4,250
Deposits and other	2,089	2,509

Total other assets	$21,887	$25,964

    Software development costs capitalized during the years ended December 31, 1998, 1999 and 2000 were $2,291, $2,866 and $2,413, respectively. Amortization of software development costs was $459, $1,562 and $1,748 for the years ended December 31, 1998, 1999 and 2000, respectively.

    On September 28, 1999, the Company purchased 1,231,982 shares of preferred stock in Surface/Interface, Inc. ("Surface/Interface") for $3,000 in cash. In June 2000, the Company purchased an additional 513,326 shares of preferred stock for $1,250 in cash. As of December 31, 2000, the Company owns 12.6% of the outstanding voting stock of Surface/Interface and accounts for its investment under the cost method. Surface/Interface is a semiconductor capital equipment company. The Company also holds a warrant to purchase an additional 9.5% interest in Surface/Interface. The Company entered into a distribution agreement with Surface/Interface whereby the Company obtained rights to distribute and service Surface/Interface's stylus-based atomic force microscopy tool in Europe and North America.

    The Company owns 500,000 shares of Norsam Technologies, Inc. ("Norsam") preferred stock. In September 1998, the Company reevaluated the carrying value of this cost-method investment. Management revised its projections of future cash flows that it expected to receive from this investment based on Norsam's operating results and its divestiture of certain operating assets. Accordingly, management determined that the carrying value of its investment was permanently impaired and recorded a valuation adjustment of $3,267 to reduce the carrying value of this investment to zero.

8. PRODUCT UPGRADE PROGRAM

    During 1998 the Company re-evaluated an upgrade program undertaken to replace certain third party manufactured parts within the installed base of a TEM product series. In 1998 management concluded that continuing to repair the defective parts was not a viable solution and that substantially all of the installed base would have to be upgraded with replacement parts. A charge to cost of sales of $3,751 was recognized in 1998 to reflect the decision to proceed with these replacements. $846 and $1,441, representing the estimated cost of the program over the next twelve months, were included in other current liabilities as of December 31, 1999 and 2000, respectively. $1,144, representing the non-current portion of the estimated program cost, was included in other liabilities as of December 31, 1999.

9. BANK LINES OF CREDIT AND CREDIT FACILITY WITH PHILIPS

    On February 25, 1999, the Company entered into a credit facility with Philips and terminated its prior bank line of credit. In August 2000, the credit facility was amended, increasing the borrowing capacity from $50,000 to its present $75,000 and increasing the minimum shareholders' equity covenant from $100,000 to $150,000. Advances under the credit facility may be made in three currencies and bear interest at LIBOR plus 0.75%. The weighted average interest rates in effect at December 31, 1999 and 2000 were 5.02% and 4.44%, respectively. Advances up to $10,000 may be made on a revolving current account basis, with additional advances made in maturities of one-month, three-month, or six-month terms. The credit facility is unsecured and matures on February 26, 2002. The credit facility terminates on the earlier of 120 days after Philips Business Electronics' ownership falls below 45% of the Company's outstanding common stock or 120 days after Philips no longer includes FEI in its consolidated group for financial reporting purposes. The credit facility requires that the Company meet certain financial covenants, such as interest coverage and minimum net worth. As of December 31, 2000, the Company was in compliance with all of these covenants. Based on management's intent, the borrowings outstanding under the credit facility are classified as long-term.

    The Company also maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited facilities in selected foreign countries. In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. for the purpose of issuing standby letters of credit. At December 31, 2000, the Company had outstanding standby letters of credit totaling approximately $818 to secure customer advance deposits. The Company also had outstanding at December 31, 2000 a $559 foreign bank guarantee for one of its subsidiaries. In addition, Philips has guaranteed approximately $1,500 of the Company's financial obligations.

10. LEASE OBLIGATIONS

    Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2006. The lease agreements generally provide for payment of base rental amounts plus the Company's share of property taxes and common area costs. The leases generally provide renewal options at current market rates.

    Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $3,792, $3,876 and $4,998, respectively.

    The approximate future minimum rental payments due under these agreements as of December 31, 2000 are $6,737, $5,767, $4,726, $3,809 and $2,069 for the years ending December 31, 2001 through 2005, respectively, and $436 thereafter.

11. INCOME TAXES

    Income tax expense (benefit) on income (loss) before cumulative effect of change in accounting principle consisted of the following:

	Year Ended December 31,
	1998	1999	2000
Current:
Federal	$2,200	$1,415	$10,064
State	404	(11)	1,772
Foreign	(276)	4,586	8,945

Subtotal	2,328	5,990	20,781
Deferred benefit	(7,125)	(1,190)	(6,708)

Total tax expense (benefit)	$(4,797)	$4,800	$14,073

    The effective income tax rate applied to income (loss) before cumulative effect of change in accounting principle varies from the U.S. federal statutory rate due to the following:

	Year Ended December 31,
	1998	1999	2000
Expected tax expense (benefit) at statutory rates	$(4,611)	$(858)	$12,209
Increase (reduction) in income taxes resulting from:
Foreign taxes	7	(73)	(957)
Purchased in-process research and development	—	4,931	—
State income taxes	(478)	(5)	656
Goodwill amortization	524	676	1,089
Other	(239)	129	1,076

Total tax expense (benefit)	$(4,797)	$4,800	$14,073

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	1999	2000
Deferred tax assets:
Accrued liabilities	$2,716	$4,064
Warranty reserves	2,768	5,082
Inventory reserves	8,319	5,744
Allowance for bad debts	779	996
Basis differences in investments	2,069	290
Net operating loss carryforwards	2,194	—
Net capital loss carryforward	—	1,360
Research and development tax credit carryforwards	632	—
Revenue recognition	—	5,850
Other assets	1,265	2,587

Total deferred tax assets	20,742	25,973

Deferred tax liabilities:
Capitalized software development costs	(1,574)	(1,923)
Existing technology and other intangibles	(11,786)	(10,480)
Basis difference in equipment	(971)	(755)
Other liabilities	(349)	(274)

Total deferred tax liabilities	(14,680)	(13,432)

Net deferred tax asset	$6,062	$12,541

    These deferred tax components are reflected in the consolidated balance sheet as follows:

	December 31,
	1999	2000
Deferred tax:
Current asset	$16,699	$22,525
Long-term liability	(10,637)	(9,984)

Net deferred tax asset	$6,062	$12,541

    The net capital loss carryforward will expire in the year 2003, if not utilized by the Company.

    As of December 31, 2000, U.S. income taxes have not been provided for approximately $35,000 of cumulative undistributed earnings of several non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside the U.S. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

    The U.S. Internal Revenue Service ("IRS") is currently auditing the Company's federal income tax returns for fiscal 1998. Management believes that sufficient taxes have been provided in prior years and that the ultimate outcome of the IRS audit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

12. SHAREHOLDERS' EQUITY

    Capital Stock—As of December 31, 2000, 3,944,397 shares of common stock were reserved for stock incentive plans.

    As part of the PEO Combination, the Company agreed to issue to Philips Business Electronics additional shares of common stock of the Company when stock options that were outstanding on the date of the closing of the PEO Combination (February 21, 1997) are exercised. Philips Business Electronics' right to receive additional shares also applies to specific options granted on September 18, 1998 which replaced options outstanding on February 21, 1997. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips Business Electronics for each share issued on exercise of these options. The Company receives no additional consideration for these shares issued to Philips Business Electronics under this agreement. As of December 31, 2000, 490,764 shares of the Company's common stock are potentially issuable and reserved for issuance as a result of this agreement.

    Also as part of the PEO Combination agreement, until Philips' ownership percentage of the Company's common stock drops below 40%, whenever the Company offers more than 0.5% of its outstanding securities to any person or entity, Philips Business Electronics has a reasonable opportunity to purchase from the Company at the then current market price additional shares necessary to maintain its ownership percentage at up to 55%.

    Stock Incentive Plans—The Company maintains stock incentive plans for selected directors, officers, employees and certain other parties which allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses and stock appreciation rights and to sell restricted stock.

    The 1995 Stock Incentive Plan ("1995 Plan") allows for issuance of a maximum of 4,000,000 shares. The 1995 Supplemental Stock Incentive Plan ("1995 Supplemental Plan") allows for issuance of a maximum of 500,000 shares. The Board of Directors' ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the option of the Board of Directors.

    Options are granted under various vesting arrangements, up to a maximum of five years. Options expire after a maximum of ten years. Options outstanding are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 1997	1,197,315	$12.03
Options granted	1,711,474	7.87
Options exercised	(8,550)	7.50
Options expired or cancelled	(1,406,709)	11.92

Balance, December 31, 1998	1,493,530	7.39

Options granted	1,019,750	8.24
Options exercised	(56,921)	7.93
Options expired or cancelled	(150,474)	8.53

Balance, December 31, 1999	2,305,885	7.66

Options granted	411,050	23.23
Options exercised	(389,095)	8.36
Options expired or cancelled	(335,652)	7.86

Balance, December 31, 2000	1,992,188	$10.71

    During 1998, employees and directors of the Company with outstanding option grants were given the opportunity to return stock options granted prior to September 10, 1998 for cancellation and receiving replacement options with new terms. In response to this program, employees and directors of the Company surrendered existing options and received new options covering a total of 1,181,348 shares. The new options were granted on September 18, 1998 at an exercise price of $6.63 and vest 20 percent six months after grant date, 20 percent one year after grant date and 20 percent per year thereafter.

    Additional information regarding options outstanding as of December 31, 2000 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2000	Weighted Avg. Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 31, 2000	Weighted Average Exercise Price
$6.12 — $6.63	803,377	7.7	$6.61	422,522	$6.61
$6.64 — $7.29	353,912	8.8	7.27	9,225	7.07
$7.30 — $9.00	217,366	7.8	7.89	76,911	7.94
$9.01 — $13.25	204,133	7.7	10.86	52,533	10.77
$13.26 — $22.69	224,350	9.2	21.25	12,350	15.91
$22.70 — $31.81	189,050	9.7	25.12	694	30.00

	1,992,188	8.3	$10.71	574,235	$7.40

    The weighted average fair value of options granted, as calculated under SFAS No. 123, was $5.95, $5.56 and $15.65 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Employee Stock Purchase Plan—In 1998 the Company implemented an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of common stock of the Company. The purchase price is set at a 15 percent discount from market price at the beginning or end of each six-month purchase period, whichever is lower. The ESPP allows a maximum purchase of 1,000 shares by each employee during any 12-month purchase period. During 1998, employees purchased 79,344 shares at an average purchase price of $5.32. During 1999, employees purchased 141,815 shares at an average purchase price of $5.39. During 2000, employees purchased 189,062 shares at an average purchase price of $7.43. At December 31, 2000, 489,779 shares of common stock were reserved for issuance under the ESPP. The weighted average fair value in excess of the purchase price for ESPP shares purchased, as calculated under SFAS No. 123, was $5.47, $2.42 and $3.55 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Restricted Stock Award and Purchase—On June 25, 1998, in connection with the commencement of his employment with FEI, Mr. Vahé Sarkissian, President and Chief Executive Officer, was granted a stock bonus of 50,000 shares of common stock of FEI. The stock was valued at $7.41 per share, or $370, the fair market value on the date of grant. 25,000 shares of the stock bonus were subject to forfeiture if Mr. Sarkissian's employment as Chief Executive Officer of FEI terminated before June 25, 1999.

    Also on June 25, 1998, in connection with his commencement of employment with FEI as Chief Executive Officer, FEI sold to Mr. Sarkissian 150,620 shares of common stock of FEI subject to specified restrictions. The purchase price for the shares was $7.41, or $1,116, the fair market value on the date of purchase. The restriction on these shares is removed at a rate of 20% on June 25, 1998 and an additional 20% annually thereafter through the year 2002. Effective June 25, 1998, FEI loaned Mr. Sarkissian the amount of $1,116 for the purchase of these restricted shares.

    Disclosure of Stock Based Compensation Costs—No compensation cost has been recognized for stock options granted or ESPP shares issued at fair value on the date of grant or issuance. Had compensation cost for the Company's stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts shown as follows:

	Year Ended December 31,
	1998	1999	2000
Net income (loss):
As reported	$(8,908)	$(7,380)	$13,311
Pro forma	(10,036)	(10,550)	10,974
Net income (loss) per share, basic:
As reported	$(0.49)	$(0.34)	$0.47
Pro forma	(0.55)	(0.49)	0.39
Net income (loss) per share, diluted:
As reported	$(0.49)	$(0.34)	$0.45
Pro forma	(0.55)	(0.49)	0.37

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	1998	1999	2000
Dividend yield	0.0%	0.0%	0.0%
Expected volatility (based on historical volatility)	77.6%	72.3%	78.3%
Weighted average risk-free interest rate	5.3%	5.7%	6.2%
Weighted average expected term	7.2 years	5.7 years	5.0 years

    The fair value of ESPP shares was estimated at the start of each purchase period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	1998	1999	2000
Dividend yield	0.0%	0.0%	0.0%
Expected volatility (based on historical volatility)	77.6%	72.3%	78.3%
Weighted average risk-free interest rate	4.5%	5.1%	4.8%
Weighted average expected term	0.5 years	0.5 years	0.5 years

13. EARNINGS PER SHARE

    The Company reports basic and diluted net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The difference between basic and diluted net income (loss) per share is a result of the dilutive effect of options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	1998	1999	2000
Weighted average shares outstanding-basic	18,105,808	21,745,065	28,090,554
Dilutive effect of stock options calculated using the treasury stock method	—	—	1,736,799

Weighted average shares outstanding-diluted	18,105,808	21,745,065	29,827,353

    All potentially dilutive securities outstanding during 1998 and 1999 have been excluded from the calculation for those years because their effect would reduce the net loss per share and therefore would be anti-dilutive. During the year ended December 31, 2000, 139,050 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

14. EMPLOYEE BENEFIT PLANS

    Pension Plans—Employee pension plans have been established in many foreign countries in accordance with the legal requirements and customs in the countries involved. The majority of employees in Europe, Asia and Canada are covered by defined benefit pension plans sponsored by Philips. Employees in the U.S. are not covered by defined benefit pension plans. The benefits provided by these plans are based primarily on years of service and employees' compensation near retirement. The funding policy for the plans is consistent with local requirements in the countries of establishment. The Company's share of the cost or benefit under these plans is determined by Philips and allocated to the Company. In certain countries the return on invested assets exceeds the cost of the benefit under these Philips pension plans, and the Company is allocated a portion of the rebate that Philips receives. The Company's pension cost (benefit) under these Philips sponsored pension plans was $414, ($210)

and ($1,576) for the years ended December 31, 1998, 1999 and 2000, respectively. Whenever Philips is no longer the majority shareholder of the Company, employees who currently participate in the Philips sponsored pension plans will be transferred to other pension arrangements and the Company's pension costs will likely increase. Because the Company's employees represent less than 1% of the total active participants in these Philips plans, and because separate pension records are not maintained for each participating company, the Company does not account for its share of plan assets and obligations within the Philips sponsored plans.

    In certain foreign countries, employees are covered by pension plans under local legal requirements. The total cost of these additional pension plans was $205, $189 and $437 for the years ended December 31, 1998, 1999 and 2000, respectively. These supplemental pension plans are not funded. A liability for the projected benefit obligations of these supplemental plans of $827 and $903 is included in other non-current liabilities as of December 31, 1999 and 2000, respectively.

    Provision for Post-Employment Benefits Other Than Pensions—The Company's employees in The Netherlands are generally covered by Philips sponsored plans providing post-employment benefits other than pensions. In accordance with SFAS No. 106, Philips began accruing for the related transition obligation over a 20 year period at the corporate level, commencing in 1993. The portion of the corporate provision allocable to the Company's operations is charged to the Company. On the basis of the number of the Company's employees located in The Netherlands, an amount of approximately $75 each year has been allocated to the Company. The unrecognized part of the liabilities allocated on the same basis to the Company amounts to approximately $700 at both December 31, 1999 and 2000.

    Profit Share Plan—In the year ended December 31, 2000, the Company implemented a Profit Share Plan ("PSP") covering substantially all employees of the Company who are not already covered by an incentive compensation plan. The PSP pays employees a share of company profits on a semi-annual basis, subject to approval by the Company's Board of Directors. For the year ended December 31, 2000, the total cost of the PSP was $2,155. During 1998 and 1999, the Company maintained an Employee Incentive Plan ("EIP") for employees in the U.S., that was based on achieving certain targeted levels of operating income determined by the Board of Directors on a year-to-year basis. For the years ended December 31, 1998 and 1999, the total cost of the EIP was $118 and $695, respectively.

    Profit Sharing 401(k) Plan—The Company has a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may defer a portion of their compensation, and the Company may contribute an amount approved by the Board of Directors. The Company matches 100 percent of employee contributions to the 401(k) plan, up to one and one half percent of each employee's eligible compensation. In addition, a supplemental match may be approved by the Board of Directors, based on company performance, up to a maximum of an additional three percent of eligible compensation. Employees must meet certain requirements to be eligible for the Company matching contribution. For the years ended December 31, 1998, 1999 and 2000, the Company contributed $559, $676 and $1,312, respectively, to this plan.

15. RELATED-PARTY ACTIVITY

    Sales to Philips Organizations—A number of Philips sales organizations acted as distributors for the Company's products through November 1999 in their respective countries (see Note 2). In addition, certain Philips business units purchase the Company's products for internal use. Sales to Philips amounted to $16,684, $17,763 and $9,518 during the years ended December 31, 1998, 1999 and 2000, respectively.

    Materials Purchases from Philips—See Note 1. A substantial portion of the subassemblies included in the Company's FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group. Materials purchases from Philips and its affiliates amounted to approximately $14,450, $18,600 and $26,398 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Purchases Under Philips Arrangements—From time to time, the Company purchases materials, supplies and services under collective purchase agreements and purchase conditions negotiated by Philips for the benefit of its group of companies. For this service, the Company has paid a fixed annual fee amounting to approximately $67, $186 and $127 for the years ended December 31, 1998, 1999 and 2000, respectively. The Company also participates in certain business insurance programs under terms arranged by Philips. The benefits to the Company of these arrangements cannot be calculated precisely, but management believes that the costs of procuring these goods and services on a stand alone basis would be higher than the cost under the Philips arrangements.

    Employment Related Arrangements—Through the majority shareholdings of Philips, the Company had the benefit of certain collective bargaining arrangements and the Philips rate for social charges in The Netherlands and other countries. Whenever Philips is no longer the majority shareholder, the Company will have to negotiate new collective bargaining arrangements and there will be a new social charge rate applied to the Company, which will result in increased labor costs for the Company. See also Note 14.

    Leased Facilities from Philips—The Company leases sales, service and administrative facilities from Philips in certain countries under various services agreements (see "Other Services Provided by Philips" below).

    Development Services Provided by Philips—During 1998, the Company entered into a research and development contract with the Philips Enabling Technologies Group for the development of the stage assembly for the Company's next generation of instruments. In September 1998, the contract was terminated before completion, and the Company agreed to settle its obligations to Philips Enabling Technologies Group for design and development services rendered under the contract for $3,581. This amount is included in research and development expense in the year ended December 31, 1998.

    The Company also purchases research and development services from Philips central research facility. During the years ended December 31, 1998, 1999 and 2000, the Company paid $300, $950 and $1,668, respectively, for such services.

    All of the patents used by the Company relating to its Electron Optics business segment products and certain Microelectronics business segment products are licensed from Philips and its affiliates. As part of the PEO Combination, the Company acquired perpetual rights to certain patents owned by Philips. In addition, the Company has access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide, and the Company's patents are also subject to such cross-licenses. Some of these cross-licenses provide the Company with the right to use intellectual property that relates to its core technologies. In general these cross licenses are subject to continued majority ownership of the Company by Philips, and whenever that majority ownership ceases, the Company may lose these rights. This could result in increased royalty costs, or patent infringement actions and the costs associated with such claims, including direct costs as well as the diversion of management and technical resources.

    Other Services Provided by Philips—In connection with the PEO Combination, the Company entered into various services agreements with Philips affiliates for the purpose of defining ongoing relationships. These agreements set forth certain rights and obligations of the Company, Philips and their respective affiliates on a prospective basis. The agreements afford the Company continued access to the research and development resources of Philips on a fee basis (see above), and provide for the parties' respective rights to intellectual property. These service agreements also provide for Philips affiliates to continue to provide certain administrative, accounting, customs, export, human resources, import, information technology, logistics, occupancy and other services that have been provided to the Company in the past. During the years ended December 31, 1998, 1999 and 2000, the Company paid Philips approximately $3,250, $2,750 and $3,600 for these administrative and other services.

    Current Accounts with Philips—Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units. Most of the current account transactions relate to deliveries of goods and materials.

    Current accounts with Philips consist of the following:

	December 31,
	1999	2000
Current accounts receivable	$4,921	$8,085
Current accounts payable	(4,826)	(2,819)

Total	$95	$5,266

    Agreement with Philips Effective as of December 31, 2000—The Company, Philips Business Electronics and Philips entered into an agreement, effective as of December 31, 2000 (the "Supplemental Agreement"), that clarifies certain relationships and transactions between the parties. Certain terms of the agreement become effective on the earlier of 120 days after Philips Business Electronics' ownership falls below 45% of the Company's outstanding common stock or 120 days after Philips no longer includes FEI in its consolidated group for financial reporting purposes (a "Triggering Event"). The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips' insurance programs and the Philips credit facility. If a Triggering Event occurs, the Company will no longer participate in certain Philips sponsored or administered programs. The Company may continue to purchase certain of these services from Philips, at rates yet to be negotiated. In addition, certain of these services would be procured from other suppliers. Management estimates that its cost to procure these services from other suppliers or from Philips under a negotiated rate would be in excess of the amounts currently paid to Philips. Under terms of the agreement Philips will pay up to $6,000 to the Company over a three-year period which would reduce the effect of any increased costs. These payments would terminate on a change of control of FEI, as defined in the agreement.

    Other Related Party Transactions—For the years ended December 31, 1998, 1999 and 2000, the Company made equipment sales of $1,721, $372 and $1,811, respectively, to a customer in which the Company's Chief Executive Officer has an ownership interest. As of December 31, 2000, the Company also had outstanding $492 in lease guarantees for this customer (see Note 17).

    In September 1999 the Company made an investment of $3,000 in an unconsolidated affiliate in which the Company's Chief Executive Officer has an ownership interest. In June 2000 the Company made an additional investment of $1,250 in this same unconsolidated affiliate (see Note 2).

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

    International operations give rise to market risks from changes in foreign currency exchange rates. Forward exchange contracts are used to hedge a portion of the risk of foreign currency fluctuations. The Company's practice generally is to hold such hedge contracts to maturity. The fair value of such contracts is not material. The counter-parties to such transactions are major financial institutions. Accordingly, no provision for counter-party non-performance has been made. As of December 31, 2000, the notional amount of forward exchange contracts outstanding totaled approximately $2,458, maturing at various dates through January 2001. The difference between the contracted rate and the spot rate at December 31, 2000 amounted to an unrealized gain of $173.

17. COMMITMENTS AND CONTINGENT LIABILITIES

    The Company is a party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations or cash flows.

    In conjunction with the acquisition of Micrion in August 1999, the Company assumed potential liability in connection with a 1996 class action securities suit brought against Micrion. In December 1999, the U.S. District Court for the District of Massachusetts granted the Company's renewed summary judgement motion. In January 2000, the plaintiffs appealed the decision to the U.S. Court of Appeals for the First Circuit. The appeal is pending in the First Circuit Court of Appeals, which heard oral argument in the case on December 6, 2000, and currently has the matter under advisement. The Company expects that it will be several months before the appeal is decided. The Company continues to believe the complaint to be without merit and intends to continue its vigorous defense of the claims.

    The Company is self-insured for certain aspects of its property and liability insurance programs and is responsible for deductible amounts under certain policies. The deductible amounts generally range from $10 to $250 per claim.

    The Company participates in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold. Under these arrangements, the financial institutions have limited recourse with the Company on a portion of the outstanding lease portfolio. Under certain circumstances, the Company is obligated to exercise best efforts to re-market instruments, should they be reacquired by the financial institutions. As of December 31, 2000, the Company had guarantees outstanding under these lease financing programs, which totaled $1,203, related to lease transactions entered into from 1996 through 1999.

18. SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

    The Company operates in four business segments. The Microelectronics segment manufactures and markets FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market. The Electron Optics segment manufactures and markets SEMs and TEMs. Electron Optics products are sold in the industry and institute market to materials and life sciences customers, as well as in the semiconductor and data storage markets. The Components segment manufactures and markets electron and ion emitters, focusing columns and components thereof. These components are used in the Company's FIB, DualBeam, SEM and TEM systems and are also sold to other electron microscope and FIB manufacturers. The Customer Service segment services the Company's worldwide installed base of products, generally under service contracts. See also Note 1.

    The following table summarizes various financial amounts for each of the Company's business segments:

	Micro- electronics	Electron Optics	Components	Customer Service	Corporate and Eliminations	Total
1998:
Sales to external customers	$54,596	$79,906	$15,528	$28,741	$—	$178,771
Inter-segment sales	—	7,660	4,215	—	(11,875)	—

Total sales	54,596	87,566	19,743	28,741	(11,875)	178,771
Gross profit	20,584	29,323	8,364	1,189	(268)	59,192
Depreciation & amortization	2,665	1,992	750	702	2,516	8,625
Operating income (loss)	(1,508)	(3,155)	4,831	(1,541)	(8,203)	(9,576)
Total assets	56,276	85,121	6,904	13,557	29,280	191,138
1999:
Sales to external customers	84,061	83,158	11,733	37,200	—	216,152
Inter-segment sales	—	10,169	4,274	—	(14,443)	—

Total sales	84,061	93,327	16,007	37,200	(14,443)	216,152
Gross profit	40,357	30,051	5,339	10,239	(977)	85,009
Depreciation & amortization	4,484	3,521	1,023	697	3,986	13,711
Operating income (loss)	8,559	2,513	2,695	6,800	(23,082)	(2,515)
Total assets	95,642	81,619	5,925	35,922	68,992	288,100
2000:
Sales to external customers	147,307	107,982	18,277	46,734	—	320,300
Inter-segment sales	1,019	5,588	5,690	—	(12,297)	—

Total sales	148,326	113,570	23,967	46,734	(12,297)	320,300
Gross profit	77,451	42,960	9,513	8,113	(915)	137,122
Depreciation & amortization	5,906	3,312	985	1,658	6,418	18,279
Operating income (loss)	31,554	8,312	6,463	2,912	(12,721)	36,520
Total assets	96,590	107,723	12,347	33,458	64,705	314,823

    The Microelectronics segment includes the activity of Micrion from August 14, 1999 and thereafter, including 1999 sales of $12,779. The 1998 gross profit and operating income (loss) reflect non-recurring charges of $3,083 in the Microelectronics segment and $6,443 in the Electron Optics segment. Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, amortization of purchased goodwill and technology, charges for in-process research and development, and restructuring and reorganization costs are not allocated to the Company's business segments. Assets that cannot be assigned to a specific segment are shown as corporate assets, including purchased goodwill and technology.

    The Company's long-lived assets were geographically located as follows:

	December 31,
	1999	2000
U.S.	$102,093	$97,002
The Netherlands	8,714	10,684
Other	5,434	5,989

Total	$116,241	$113,675

    The following table summarizes sales by geographic region:

	North America	Europe	Asia Pacific	Other	Total
1998:
Product sales to customers	$58,933	$48,881	$38,370	$3,846	$150,030
Service sales to customers	15,468	12,178	1,095	—	28,741

Total sales	$74,401	$61,059	$39,465	$3,846	$178,771

1999:
Product sales to customers	$74,093	$49,402	$50,052	$5,405	$178,952
Service sales to customers	20,036	13,818	3,148	198	37,200

Total sales	$94,129	$63,220	$53,200	$5,603	$216,152

2000:
Product sales to customers	$113,080	$73,253	$86,523	$710	$273,566
Service sales to customers	24,637	14,528	7,472	97	46,734

Total sales	$137,717	$87,781	$93,995	$807	$320,300

    Sales to customers in the U.S. were $73,190, $92,590 and $135,054 for the years ended December 31, 1998, 1999 and 2000, respectively. Sales to customers in Japan were $39,287 for the year ended December 31, 2000. Sales to no other country represented 10% or more of total sales in 1998, 1999 or 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    This information is incorporated into this document by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, or SEC, within 120 days of the close of the fiscal year ended December 31, 2000. For information concerning executive officers, see Item 4(a) of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    This information is incorporated into this document by reference to the section captioned "FEI Executive Compensation" contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the fiscal year ended December 31, 2000; provided, however that the subsection captioned "FEI Compensation Committee Report on Executive Compensation" is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information is incorporated into this document by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is incorporated into this document by reference to the section captioned "Certain Relationships and Related Transactions" contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the fiscal year ended December 31, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page in this report
(a)(1)	Financial Statements
	Independent Auditors' Report	29
	Consolidated Balance Sheets at December 31, 1999 and 2000	30
	Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000	31
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1998, 1999 and 2000	32
	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1999 and 2000	33
	Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000	34
	Notes to Consolidated Financial Statements	35
(a)(2)	Financial Statement Schedules*
	Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1999 and 2000.	S-1

*
All other schedules have been omitted because they are inapplicable or not required or because the information is given in the consolidated financial statements or the notes thereto. This supplemental schedule should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

(a)(3)  Exhibits

2.1(4)	Combination Agreement, dated November 15, 1996, as amended, between the Company and Philips Business Electronics International B.V.
2.2(7)	Agreement and Plan of Merger, dated December 3, 1998, among the Company, Micrion Corporation and MC Acquisition Corporation.
3.1(4)	Second Amended and Restated Articles of Incorporation, as amended
3.2(4)	Restated Bylaws
4.1	See Articles III & IV of Exhibit 3.1 and Articles I and VI of Exhibit 3.2
10.1(1)+	1984 Stock Incentive Plan
10.2(4)+	1995 Stock Incentive Plan, as amended
10.3(2)+	1995 Supplemental Stock Incentive Plan
10.4(1)+	Form of Incentive Stock Option Agreement
10.5(1)+	Form of Nonstatutory Stock Option Agreement

10.6(1)	Lease, dated as of November 20, 1992, between the Company and Capital Consultants, Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter Industry Pension Fund
10.7(4)	Lease, dated January 11, 1996, between the Company and Pacific Realty Associates, L.P.
10.8(4)	Lease, dated June 6, 1996, between the Company and Pacific Realty Associates, L.P.
10.9(1)#	Agreement, dated February 9, 1994, between the Company and Philips Electron Optics B.V.
10.10(6)	Lease, dated November 25, 1997, between the Company and Pacific Realty Associates, L.P.
10.11(5)
Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of the Company, as lessee, including a guarantee by the Company of the lessee's obligations thereunder
10.12(9)	Credit Agreement dated February 25, 1999 between the Company and Koninklijke Philips Electronics N.V.
10.13(9)	Master Divestment Agreement between the Company and Koninklijke Philips Electronics B.V. dated October 28, 1999
10.14(9)	Offer Letter between the Company and Vahé A. Sarkissian dated May 14, 1998.
10.15(7)+	Stock Bonus Agreement, dated as of June 25, 1998, between the Company and Vahé A. Sarkissian
10.16(7)+	Restricted Stock Purchase Agreement, dated as of June 25, 1998, between the Company and Vahé A. Sarkissian
10.17(8)	Stock Purchase Agreement, dated as of December 3, 1998, between Philips Business Electronics International B.V. and the Company
10.18	Agreement Among the Company, Koninklijke Philips Electronics N.V. and Philips Business Electronics International B.V. effective as of December 31, 2000
10.19	Amendment to the Credit Facility Agreement dated February 25, 1999 between the Company and Koninklijke Philips Electronics N.V.
21.1	Subsidiaries of the Company
23.1	Consent and Report on Schedule of Deloitte & Touche LLP

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

  (7)
  Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

  (8)
  Incorporated by reference to Exhibits to Company's Current Report on Form 8-K, dated December 9, 1998

  (9)
  Incorporated by reference to Exhibits to Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  +
  This exhibit constitutes a management contract or compensatory plan or arrangement.

  #
  Confidential treatment has been granted by the Commission for certain portions of this agreement.

(b)
Reports on Form 8-K

    None.

SCHEDULE II

FEI COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Other Additions	Deductions	Balance at End Period
Year ended December 31, 2000:
Reserve for obsolete inventory	$14,891	$5,026	$—	$(6,904)	$13,013
Reserve for obsolete service inventory	8,537	3,988	—	(4,975)	7,550
Allowance for doubtful accounts	3,052	813	—	(649)	3,216

Total	$26,480	$9,827	$—	$(12,528)	$23,779

Year ended December 31, 1999:
Reserve for obsolete inventory	$4,441	$1,330	$11,351	$(2,231)	$14,891
Reserve for obsolete service inventory	6,810	1,128	2,328	(1,729)	8,537
Allowance for doubtful accounts	1,942	1,753	197	(840)	3,052

Total	$13,193	$4,211	$13,876	$(4,800)	$26,480

Year ended December 31, 1998:
Reserve for obsolete inventory	$3,901	$2,056	$—	$(1,516)	$4,441
Reserve for obsolete service inventory	3,862	3,760	—	(812)	6,810
Allowance for doubtful accounts	1,788	379	—	(225)	1,942

Total	$9,551	$6,195	$—	$(2,553)	$13,193

(1)
Amounts for 1999 represent the balances at the dates of acquisition of Micrion and the Philips sales and service organizations.

S-1

ANNUAL REPORT AND PROXY STATEMENT

    With the exception of the matters specifically incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 17, 2001, no other provisions of the Proxy Statement for the 2001 Annual Meeting are deemed to be filed as part of this Annual Report on Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FEI COMPANY
By:	/s/ VAHÉ A. SARKISSIAN Vahé A. Sarkissian President and Chief Executive Officer

Date: March 22, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the following capacities on March 22, 2001.

Signature	Title

/s/ LYNWOOD W. SWANSON Lynwood W. Swanson	Chairman of the Board and Director
/s/ VAHÉ A. SARKISSIAN Vahé A. Sarkissian	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN S. HODGSON John S. Hodgson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ MARK V. ALLRED Mark V. Allred	Corporate Controller and Assistant Treasurer (Principal Accounting Officer)
/s/ MICHAEL J. ATTARDO Michael J. Attardo	Director
/s/ WILLIAM E. CURRAN William E. Curran	Director
/s/ ERIC GOELD Eric Goeld	Director
/s/ WILLIAM W. LATTIN William W. Lattin	Director
/s/ JAN C. LOBBEZOO Jan C. Lobbezoo	Director
/s/ DONALD R. VANLUVANEE Donald R. VanLuvanee	Director

QuickLinks

TABLE OF CONTENTS
PART I
PART II
INDEPENDENT AUDITORS' REPORT
FEI COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1999 AND 2000 (In Thousands, Except Share Data)
FEI COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (In Thousands, Except Share Data)
FEI COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (In Thousands)
FEI COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (In Thousands, Except Share Data)
FEI COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000 (In Thousands)
FEI COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data)
PART III
PART IV
SCHEDULE II FEI COMPANY AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In thousands)
ANNUAL REPORT AND PROXY STATEMENT
SIGNATURES