Form 10-Q
period 2001-04-01
FEI CO
filed 2001-05-08
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 0–22780

FEI COMPANY
(Exact name of registrant as specified in its charter)

Oregon	93-0621989
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

7451 NW Evergreen Parkway, Hillsboro, Oregon	97124-5830
(Address of principal executive offices)	(Zip Code)

(503) 640-7500
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

             The number of shares of Common Stock outstanding as of May 3, 2001 was 28,653,827.

FEI Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

Assets	December 31, 2000	April 1, 2001
		(Unaudited)
Current assets:
Cash and cash equivalents	$24,031	$33,067
Receivables (net of allowance for doubtful accounts of $3,216 at December 31, 2000 and $3,424 at April 1, 2001)	83,680	91,144
Current account with Philips (Note 5)	5,266	-
Inventories (Note 3)	59,796	70,203
Deferred income taxes	22,525	26,000
Other	5,850	7,242

Total current assets	201,148	227,656

Equipment (net of accumulated depreciation of $25,905 at December 31, 2000 and $23,176 at April 1, 2001)	28,171	28,825

Purchased goodwill and technology (Note 2)	59,540	58,097

Other assets (Note 4)	25,964	24,559

Total Assets	$314,823	$339,137

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$32,682	$33,168
Credit facility with Philips (Note 6)	-	26,016
Bank line of credit borrowings (Note 6)	-	413
Current account with Philips (Note 5)	-	2,459
Accrued payroll liabilities	11,553	7,794
Accrued warranty reserves	15,202	16,039
Deferred revenue	20,037	26,108
Income taxes payable	9,982	18,162
Other current liabilities	20,517	20,479

Total current liabilities	109,973	150,638

Credit facility with Philips (Note 6)	24,140	-

Bank line of credit borrowings (Note 6)	1,534	-

Deferred income taxes	9,984	9,400

Other liabilities	903	882

Shareholders' equity:
Preferred stock - 500,000 shares authorized; none issued and outstanding	-	-
Common stock - 45,000,000 shares authorized; 28,488,760 and 28,580,021 shares issued and outstanding at December 31, 2000 and April 1, 2001	222,547	223,916
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(42,874)	(32,651)
Accumulated other comprehensive loss	(10,268)	(11,932)

Total shareholders’ equity	168,289	178,217

Total Liabilities and Shareholders' Equity	$314,823	$339,137

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended
	April 2, 2000	April 1, 2001

Net sales	$64,722	$93,515

Cost of sales	37,225	48,572

Gross profit	27,497	44,943

Operating expenses:
Research and development	7,226	9,297
Selling, general and administrative	13,445	17,224
Amortization of purchased goodwill and technology (Note 2)	1,538	1,538

Total operating expenses	22,209	28,059

Operating income	5,288	16,884

Other income (expense):
Interest income	198	269
Interest expense	(542)	(310)
Other	132	(154)
Total other expense, net	(212)	(195)

Income before taxes and cumulative effect of change in accounting principle	5,076	16,689

Tax expense	2,114	6,466

Income before cumulative effect of change in accounting principle	2,962	10,223

Cumulative effect of change in accounting principle, net of income tax benefit of $4,405 (Note 1)	(7,499)	-

Net income (loss)	$(4,537)	$10,223

Per share data:
Basic:
Income before cumulative effect of change in accounting principle	$0.11	$0.36
Net income (loss)	$(0.16)	$0.36

Diluted:
Income before cumulative effect of change in accounting principle	$0.10	$0.34
Net income (loss)	$(0.16)	$0.34

Weighted average shares outstanding:
Basic	27,603,094	28,685,592
Diluted	28,780,103	29,975,803

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 2, 2000	April 1, 2001

Net income (loss)	$(4,537)	$10,223

Other comprehensive loss:
Foreign currency translation adjustment, zero taxes provided	(1,334)	(1,664)

Comprehensive income (loss)	$(5,871)	$8,559

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 2, 2000	April 1, 2001
Cash flows from operating activities:
Net income (loss)	$(4,537)	$10,223
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation	2,512	2,564
Amortization	1,844	2,035
Retirement of fixed assets and demonstration systems	461	75
Deferred income taxes	987	(4,059)
Decrease (increase) in assets:
Receivables	8,165	(7,464)
Current account with Philips	(385)	7,725
Inventories	2,284	(10,615)
Other assets	(1,916)	355
Increase (decrease) in liabilities:
Accounts payable	(3,487)	486
Accrued payroll liabilities	(497)	(3,759)
Accrued warranty reserves	839	837
Deferred revenue	(2,308)	6,071
Accrued restructuring costs	(426)	-
Other liabilities	(4,604)	8,116

Net cash provided by (used in) operating activities	(1,068)	12,590

Cash flows from investing activities:
Acquisition of equipment	(2,582)	(3,482)
Acquisition of patents	-	(200)
Investment in software development	(190)	(332)

Net cash used in investing activities	(2,772)	(4,014)

Cash flows from financing activities:
Net proceeds from (repayments of) bank lines of credit	1,065	(1,121)
Proceeds from borrowings from Philips	5,784	1,876
Proceeds from exercise of stock options and employee stock purchases	2,474	1,369
Sale of stock to Philips	144	-
Repurchase of Company stock	(657)	-

Net cash provided by financing activities	8,810	2,124

Effect of exchange rate changes	(1,334)	(1,664)

Net increase in cash and cash equivalents	3,636	9,036

Cash and cash equivalents, beginning of period	11,124	24,031

Cash and cash equivalents, end of period	$14,760	$33,067

See notes to condensed consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – FEI Company and its wholly-owned subsidiaries (“FEI” or the “Company”) design, manufacture, market and service products based on focused charged particle beam technology.  The Company’s products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”) and DualBeam systems that combine an FIB column with a scanning electron microscope in a single system. The Company also designs, manufactures and sells some of the components of electron microscopes and FIBs to other manufacturers.  The Company has manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic.  Sales and service operations are conducted in the United States and 21 other countries, constituting a majority of the worldwide market for the Company’s products. The Company also sells its products through independent agents and representatives in various countries. The Company's products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial and institutional organizations.

Basis of Presentation  –The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Approximately 49.8% of the Company’s outstanding shares of common stock are owned by affiliates of Koninklijke Philips Electronics N.V. (“Philips”) resulting from the combination of FEI Company with the electron optics business of Philips in 1997 (the “PEO Combination”).

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Recently Issued Accounting Pronouncements  – In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities). As amended, the statement requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The Company uses forward exchange contracts to hedge recorded receivables and payables that are denominated in a foreign currency.  Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 did not have a material effect on the results of operations or the financial position of the Company.

Effective January 1, 2000, the Company changed its revenue recognition policy for the sale of TEMs, SEMs, FIBs and DualBeam Systems to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. The deferral portion of such revenue is generally 10% to 20% of the total selling price of these systems.  This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, the Company had recognized 100 percent of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since the Company has historically completed such installation services successfully and since such services have required minimal costs to complete.  The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle in the thirteen weeks ended April 2, 2000.  This net effect reflects the deferral as of January 1, 2000 of $8,442 of revenue previously recognized.  The Company recognized the $8,442 in revenue included in the cumulative effect adjustment as of January 1, 2000 during the year ended December 31, 2000.

Earnings per Share – The Company reports basic and diluted net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.  The difference between basic and diluted net income per share is a result of the dilutive effect of options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Thirteen Weeks Ended
	April 2, 2000	April 1, 2001
Weighted average shares outstanding - basic	27,603,094	28,685,592
Dilutive effect of stock options calculated using the treasury stock method	1,177,009	1,290,211

Weighted average shares outstanding - diluted	28,780,103	29,975,803

Supplemental Cash Flow Information – Cash paid for interest totaled $395 in the thirteen weeks ended April 2, 2000 and $212 in the thirteen weeks ended April 1, 2001.  Cash paid for income taxes totaled $1,254 in the thirteen weeks ended April 2, 2000 and $5,548 in the thirteen weeks ended April 1, 2001.

2.          MERGERS AND ACQUISITIONS

On February 21, 1997, FEI Company (“Pre-Combination FEI”) acquired substantially all of the assets and liabilities of the electron optics business of Philips in a transaction accounted for as a reverse acquisition.  Accordingly, purchase accounting was applied to the assets and liabilities of Pre-Combination FEI.  On August 13, 1999, FEI Company acquired Micrion Corporation (“Micrion”), a Massachusetts corporation, in a transaction accounted for under the purchase method.  Accordingly, purchase accounting was applied to the assets and liabilities of Micrion.  Purchase accounting for each of these transactions resulted in the recognition of intangible assets for purchased goodwill and technology, which are being amortized over the estimated useful lives of these assets (10 to 15 years).

3.          INVENTORIES

Inventories consisted of the following:

	December 31, 2000	April 1, 2001

Raw materials and assembled parts	$28,917	$30,144
Service inventories, current requirements	5,401	6,320
Work in process	19,968	21,127
Finished goods	18,523	24,753
	72,809	82,344
Reserve for obsolete inventory	(13,013)	(12,141)

Total inventories	$59,796	$70,203

4.          OTHER ASSETS

Other assets consisted of the following:

	December 31, 2000	April 1, 2001
Service inventories, noncurrent, net of obsolescence reserves of $7,550 and $8,647, respectively	$13,706	$12,418
Capitalized software development costs, net of amortization of $3,629 and $3,977, respectively	5,260	5,048
Patents, net of amortization of $82 and $127, respectively	239	394
Investments in unconsolidated affiliates	4,250	4,250
Deposits and other	2,509	2,449

Total other assets	$25,964	$24,559

Software development costs capitalized were $190 during the thirteen weeks ended April 2, 2000 and $332 during the thirteen weeks ended April 1, 2001.  Amortization of software development costs was $303 for the thirteen weeks ended April 2, 2000 and $457 for the thirteen weeks ended April 1, 2001.

The investment in unconsolidated affiliates represents the purchase of preferred stock of a semiconductor equipment manufacturer.  Included in other current assets is $1,295 the Company has also paid in advance for the future delivery of several systems from this manufacturer.  The Company understands that this manufacturer requires additional financing to continue operations and is attempting to obtain such additional financing.  If this manufacturer is unable to obtain additional financing, the Company’s investment may become impaired, and the Company may not be able to recover either its investment or its prepayments.

5.          CURRENT ACCOUNT WITH PHILIPS

Current account with Philips represents the net of accounts receivable and accounts payable balances between the Company and other Philips business units.  Most of the current account transactions relate to deliveries of goods and services.

Current account with Philips consisted of the following:

	December 31, 2000	April 1, 2001

Current accounts receivable	$8,085	$4,393
Current accounts payable	(2,819)	(6,852)

Total current account with Philips	$5,266	$(2,459)

6.          CREDIT FACILITY WITH PHILIPS AND BANK LINE OF CREDIT BORROWINGS

The Company has a credit facility with Philips that provides borrowing capacity of up to $75,000.  Advances may be made in three currencies and bear interest at LIBOR plus 0.75%. The weighted average interest rates in effect were 4.44% at December 31, 2000 and 4.36% at April 1, 2001.   Advances up to $10,000 may be made on a revolving current account basis, with additional advances made in maturities of one month, three months, or six months. The credit facility is unsecured, matures on February 26, 2002 and requires that the Company meet certain financial covenants.  As of April 1, 2001, the Company was in compliance with all of these covenants.  The credit facility terminates on the earlier of 120 days after Philips Business Electronics’ ownership falls below 45% of the Company’s outstanding common stock or 120 days after Philips no longer includes FEI in its consolidated group for financial reporting purposes.  Completion of the Company’s proposed stock offering (Note 7) is expected to trigger the 120 day termination period of the Philips credit facility.

The Company also maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited facilities in selected foreign countries. In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. for the purpose of issuing standby letters of credit. At April 1, 2001, the Company had outstanding standby letters of credit totaling approximately $787 to secure customer advance deposits. The Company also had outstanding at April 1, 2001 a $532 foreign bank guarantee for one of its subsidiaries. In addition, Philips has guaranteed approximately $1,500 of the Company's financial obligations.

As of April 1, 2001 the remaining term on the Philips credit facility is less than 12 months, and these liabilities are therefore classified as current in the consolidated balance sheet as of April 1, 2001.

7.          SHAREHOLDERS’ EQUITY

The Company issued 96,383 shares of common stock to employees under its Employee Stock Purchase Plan during the thirteen weeks ended April 2, 2000 and 58,493 shares during the thirteen weeks ended April 1, 2001.  Options to purchase 203,459 shares of common stock were exercised during the thirteen weeks ended April 2, 2000 and options to purchase 32,768 shares of common stock were exercised during the thirteen weeks ended April 1, 2001.

As part of the PEO Combination, the Company agreed to issue to Philips Business Electronics International B.V. (“Philips Business Electronics”), a wholly-owned subsidiary of Philips, additional shares of common stock of the Company when stock options that were outstanding on the date of the closing of the PEO Combination (February 21, 1997) are exercised.  Philips Business Electronics’ right to receive additional shares also applies to specific options granted on September 18, 1998 which replaced options outstanding on February 21, 1997.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips Business Electronics for each share issued on exercise of these options.  The Company receives no additional consideration for these shares issued to Philips Business Electronics under this agreement.  During the thirteen weeks ended April 2, 2000 the Company issued 125,969 shares of its common stock to Philips Business Electronics pursuant to this agreement. There were no such shares issued during the thirteen weeks ended April 1, 2001.  As of April 1, 2001, 490,783 shares of common stock of the Company are reserved for potential issuance to Philips Business Electronics for no additional consideration to the Company under this arrangement.

During the thirteen weeks ended April 2, 2000, the Company sold 5,000 shares of common stock to Philips for $144. Also during the thirteen weeks ended April 2, 2000, the Company purchased 22,500 shares of its own common stock in the open market for an aggregate purchase price of $657.

The Company has filed a registration statement with the Securities and Exchange Commission with respect to a proposed offering of 2,000,000 shares of FEI common stock for sale by the Company and 4,000,000 shares of FEI common stock for resale by Philips Business Electronics.  If the underwriters’ over allotment option is exercised in full, an additional 300,000 shares may be offered and sold by the Company and an additional 600,000 shares may be offered and sold by Philips Business Electronics.  There can be no assurance that the proposed common stock offering will be completed.

8.          SEGMENT INFORMATION

The Company operates in four business segments. The Microelectronics segment manufactures and markets FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute markets. The Electron Optics segment manufactures and markets SEMs and TEMs.  Electron Optics products are sold in the industry and institute markets to materials and life sciences customers, as well as in the semiconductor and data storage markets. The Components segment manufactures and markets electron and ion emitters, focusing columns and components thereof. These components are used in the Company's FIB, DualBeam, SEM and TEM systems and are also sold to other electron microscope and FIB manufacturers. The Customer Service segment services the Company's worldwide installed base of products, generally under service contracts.

The following table summarizes various financial amounts for each of the Company’s business segments:

Thirteen Weeks Ended	Micro- electronics	Electron Optics	Components	Customer Service	Corporate and Eliminations	Total

April 2, 2000:
Sales to external customers	$24,717	$24,036	$4,695	$11,274	$ -	$64,722
Inter-segment sales	-	1,491	1,054	-	(2,545)	-

Total sales	24,717	25,527	5,749	11,274	(2,545)	64,722
Operating income (loss)	2,971	1,299	1,911	857	(1,750)	5,288

April 1, 2001:
Sales to external customers	48,025	26,982	4,882	13,626	-	93,515
Inter-segment sales	470	179	2,092	-	(2,741)	-

Total sales	48,495	27,161	6,974	13,626	(2,741)	93,515
Operating income (loss)	12,199	3,873	1,198	1,509	(1,895)	16,884

Inter–segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses and amortization of purchased goodwill and technology are not allocated to the Company's business segments.

9.          RELATIONSHIP WITH PHILIPS

The Company purchases numerous goods and services from Philips and Philips also purchases goods and services from the Company.  The Company, Philips Business Electronics and Philips entered into an agreement, effective as of December 31, 2000 (the "Supplemental Agreement"), that clarifies certain relationships and transactions between the parties. Certain terms of the agreement become effective on the earlier of 120 days after Philips Business Electronics' ownership falls below 45% of the Company's outstanding common stock or 120 days after Philips no longer includes FEI in its consolidated group for financial reporting purposes (a "Triggering Event"). The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips' insurance programs and the Philips credit facility. If a Triggering Event occurs, the Company will no longer participate in certain Philips sponsored or administered programs. The Company may continue to purchase certain of these services from Philips, at rates yet to be negotiated. In addition, certain of these services would be procured from other suppliers. Management estimates that its cost to procure these services from other suppliers or from Philips under a negotiated rate would be in excess of the amounts currently paid to Philips. Under terms of the agreement, Philips will pay up to $6,000 to the Company over a three-year period which would reduce the effect of any increased costs. These payments would terminate on a change of control of FEI, as defined in the agreement.  Completion of the Company’s proposed stock offering (see Note 7) would reduce Philips ownership percentage to below 45% and would cause a Triggering Event.

10.        COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading supplier of equipment and solutions to the high growth segments of the semiconductor, data storage and industry and institute markets. Our solutions are based on a combination of patented and proprietary technologies that produce highly focused electron and ion beams. These solutions enable our customers to view and analyze structures in three dimensions and to measure, analyze, diagnose and modify deep sub-micron and atomic structures below the surface in semiconductor wafers and devices, data storage components and biological and industrial materials. This enables our customers to develop products faster, control manufacturing processes better and improve production yields.

We refer to our comprehensive suite of products for three dimensional structural process measurement and analysis as Structural Process Management solutions. These solutions include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform. Our customers include leading semiconductor and data storage manufacturers, as well as educational and research institutions and industrial companies located throughout the world. We also design, manufacture and sell components of electron microscopes and FIB systems to a limited number of original equipment manufacturer, or OEM, customers. We have research and development and manufacturing operations located in Hillsboro, Oregon; Peabody Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic. We have sales and service subsidiaries in 22 countries located throughout North America, Europe and the Asia Pacific region. We also use independent agents to sell some of our products in various countries, particularly in the Asia Pacific region.

Many of our products carry high sales values. Our systems range in list price from about $0.2 million to $3.4 million. We have derived a substantial portion of our revenue from the sale of a relatively small number of units and we expect that trend to continue. As a result, the timing of revenue recognition from a single order could have a significant impact on our net sales and operating results in a given reporting period. A substantial portion of our net sales have generally been realized near the end of each quarter and sales of TEMs and SEMs to government–funded customers have generally been significantly higher in the fourth quarter. Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing systems, which could also have a material adverse effect on our business, financial condition and results of operations.

In addition to the U.S. dollar, we conduct significant business in euros, British pounds, and Japanese yen. Because of our substantial research and development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from that geographic region. Our raw materials, labor and other manufacturing costs are primarily denominated in U.S. dollars, euros and Czech korunas. This situation has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in the first quarters of both 2000 and 2001. A weakening of the dollar in relation to the euro or Czech koruna would have an adverse effect on our reported results of operations. Movement of Asian currencies in relation to the dollar and euro can also affect our reported sales and results of operations because we derive a greater proportion of revenue from the Asia Pacific region than the costs we incur there. We attempt to mitigate our currency translation and transaction exposures by using forward exchange contracts and by borrowing in multiple currencies. We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.

We derive significant benefits from our relationship with Philips. These benefits include access to patents and intellectual property and research and development services, participation in Philips' collective bargaining agreements and pension plans, participation in Philips' insurance programs, the Philips credit facility, access to Philips' information technology systems and export and purchasing services provided by Philips. On the earlier of 120 days after Philips Business Electronics' ownership falls below 45% of our outstanding common stock or 120 days after Philips no longer includes FEI in its consolidated group for financial reporting purposes, we expect to begin to incur additional labor and operating costs in an aggregate amount of approximately $4 million to $5 million per year. These costs will be partially offset by payments to us from Philips totaling up to $6 million over a three-year period pursuant to our agreement with Philips. Completion of the Company’s proposed stock offering (Note 7) is expected to reduce Philips’ ownership percentage to approximately 34%.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

	Thirteen Weeks Ended
	April 2, 2000	April 1, 2001

Net sales	100.0%	100.0%
Cost of sales	57.5	51.9
Gross profit	42.5	48.1
Research and development costs	11.2	9.9
Selling, general and administrative costs	20.8	18.4
Amortization of intangibles	2.4	1.6
Operating income	8.2	18.1
Other income (expense), net	(0.3)	(0.2)
Income before taxes and cumulative effect of change in accounting principle	7.8	17.8
Tax expense	3.3	6.9
Income before cumulative effect of change in accounting principle	4.6	10.9
Cumulative effect of change in accounting principle	(11.6)	0.0
Net income (loss)	(0.7)%	10.9%

Percentages may not foot due to rounding.

Net sales. Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales for the thirteen weeks ended April 1, 2001 increased $28.8 million (44%) compared to the corresponding period in 2000.

Microelectronics segment sales increased $23.3 million (94%) in the first quarter of 2001 compared to the first quarter of 2000. The broadening of our product lines, the development of new applications for our products and increased acceptance and penetration in the semiconductor, data storage and industry and institute markets has contributed to increased sales volume for this segment.

Electron Optics segment sales increased $2.9 million (12%) in the first quarter of 2001 compared to the first quarter of 2000. Continued strong demand for our Tecnai TEM products along with the introduction of a new smaller TEM product line resulted in a 3% increase in TEM sales.  Sales of the Company’s SEM products increased 27% from 2000 to 2001 due to increased demand and sales volume.

Components segment sales increased $0.2 million (4%) in the first quarter of 2001 compared to the first quarter of 2000.

Service sales increased $2.4 million (21%) in the first quarter of 2001 compared to the first quarter of 2000. The increase in service segment sales was primarily the result of an increase in the number of systems under service contracts in our installed base. In addition, we have increased sales in the semiconductor and data storage markets and the customers in these markets tend to have higher demands for service response time. In general, our service contracts carry higher prices as the guaranteed response time is shortened.

	Thirteen Weeks Ended
Sales by Geographic Region as a Percent of Total Revenues:	April 2, 2000	April 1, 2001

North America	45%	45%
Europe and Rest of World	34	17
Asia Pacific	21	38
	100%	100%

In North America, sales increased by $12.9 million (45%) from the first quarter of 2000 to the first quarter of 2001 due to increased demand in the semiconductor, data storage and industry and institute markets in that region.  In Europe and the rest of the world, sales decreased by $6.2 million (28%) from the first quarter of 2000 to the first quarter of 2001 due to seasonal reductions in demand in the industry and institute markets in that region as well as the diversion of shipments to other regions to satisfy customer needs in those locations. In the Asia Pacific region, sales increased by $22.3 million (166%) from the first quarter of 2000 to the first quarter of 2001 primarily due to increased demand in the semiconductor and data storage industries in that region.

Our billing terms on equipment sales generally include a holdback of 10 to 20 percent of the total sales price subject to completion of the installation and final acceptance process at the customer site. Effective January 1, 2000, we changed our revenue recognition policy to defer the portion of the billing related to installation and final acceptance until the installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101.

Gross profit. Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Gross profit as a percentage of sales, or gross margin, was 48.1% for the first quarter of 2001 compared with 42.5% for the first quarter of 2000.

Our gross margin has improved over the last year due to several factors. The most significant factor has been the change in our product mix. In general, our microelectronics products carry higher gross margins than our electron optics products, and microelectronics products have increased from 38.2% of our net sales in the first quarter of 2000 to 51.4% of our net sales in the first quarter of 2001. In addition to shifts in product mix and the favorable effect of exchange rate fluctuations mentioned above, our gross margins have been positively affected by increased production volume, greater factory overhead absorption and lower manufacturing costs from outsourcing certain subassemblies. Our service segment gross margins have been positively affected by improved economies of scale from an increase in our installed base of systems. Notwithstanding the positive factors discussed above, we expect that potential pricing pressure from competitors that introduce new products into our markets may adversely affect our gross margins in the future.

Research and development costs.      Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software, or enhancements to existing products and software. R&D costs increased $2.1 million (29%) in the first quarter of 2001 compared to the first quarter of 2000. As a percentage of sales, R&D costs were 9.9% in the first quarter of 2001 and 11.2% in the first quarter of 2000.  We are continuing to invest in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments. We expect to continue to increase our total R&D expenditures in the near term.

Selling, general and administrative costs. Selling, general and administrative, or SG&A, costs include labor, travel and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs include sales commissions paid to our employees as well as to independent agents. SG&A costs for the first quarter of 2001 increased $3.8 million (28%) compared to the first quarter of 2000. As a percentage of sales, SG&A costs were 18.4% in the first quarter of 2001 and 20.8% in the first quarter of 2000. The increase in SG&A costs from 2000 to 2001 was a result of higher sales volumes, increased marketing efforts, and expansion of our demonstration capabilities. The decrease in SG&A costs as a percentage of sales from 2000 to 2001 is primarily attributable to higher sales volumes and the fact that many SG&A costs are fixed or partially fixed rather than variable in nature.

Amortization of purchased goodwill and technology. Purchase accounting for the acquisition of the electron optics business of Philips in 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that is being amortized over a 15-year period. Purchase accounting for the Micrion acquisition in August 1999 resulted in the recognition of intangible assets in the amount of $16.3 million for existing technology that is being amortized over a 10-year period, and goodwill of $24.1 million that is being amortized over a 12-year period.

Other income (expense).   Interest income represents interest earned on the short-term temporary investment of cash. The increase in interest income in the first quarter of 2001 compared to the first quarter of 2000 is primarily the result of increased cash balances invested. Interest expense represents interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility. Interest expense decreased in the first quarter of 2001 compared with the first quarter of 2000 reflecting lower levels of borrowing and lower interest rates.  Other income decreased in the first quarter of 2001 compared with the first quarter of 2000 because of currency transaction losses in 2001 caused by a more volatile currency market.

Income tax expense.   Our effective income tax rate was 38.7% in the first quarter of 2001 and 41.6% in the first quarter of 2000. Our effective tax rate differed from the U.S. federal statutory tax rate primarily as a result of the amortization of intangible assets not deductible for income tax purposes as well as the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., among other factors.

Cumulative Effect of Change in Accounting Principle.   Effective January 1, 2000, we changed our revenue recognition policy to defer the portion of our billing on systems related to installation and final acceptance at the customer site until the installation and final acceptance are completed. This change was made in accordance with SAB 101. The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle in the first quarter of 2000. This net effect reflects the deferral as of January 1, 2000 of $8.4 million of revenue previously recognized. All such revenue initially deferred on January 1, 2000 upon adoption of SAB 101 was recognized during 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $9.0 million in the first quarter of 2001 to $33.1 million as of April 1, 2001. In the first quarter of 2000 cash and cash equivalents increased by $3.6 million to $14.8 million as of April 2, 2000. Operating activities provided $12.6 million of cash in the first quarter of 2001 and used $1.1 million of cash in the first quarter of 2000. Excluding the effects of changes in working capital components, operating activities generated $24.9 million of cash in the first quarter of 2001 and $8.0 million of cash in the first quarter of 2000. The improved cash flow from operations was primarily due to improved operating results.

Accounts receivable increased $7.5 million from December 31, 2000 to April 1, 2001.  Days sales outstanding, or DSO, improved from 118 days at the end of the first quarter of 2000 to 89 days at the end of the first quarter of 2001. Inventories increased $10.6 million from December 31, 2000 to April 1, 2001. The increase in inventories in the first quarter of 2001 was primarily due to increased production materials on hand for our 300 mm product line. Current liabilities increased $40.7 million during the first quarter of 2001 largely due to the classification of our credit facility balances as current liabilities since the Philips credit facility matures within the next 12 months.

We incurred capital expenditures for acquisition of equipment of $3.5 million in the first quarter of 2001 and $2.6 million in the first quarter of 2000. These expenditures included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers. We have expanded our demonstration capabilities over the last two years. We also invest in equipment for development, manufacturing and testing purposes. We lease the real property used in our business. We expect capital expenditures in 2001 to increase over 2000 levels. We also invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers. We capitalized software development costs of $0.3 million in the first quarter of 2001 and $0.2 million in the first quarter of 2000. We also expect these expenditures to increase in the near term as we introduce new products and add new applications to our existing products.

We maintain a $75 million unsecured credit facility with Philips. The Philips credit facility matures on February 26, 2002. The funds may be drawn either in the U.S. or offshore in a choice of three currencies. Under terms of the agreement, we must comply with customary banking terms and conditions, including financial covenants that require specific minimum equity levels and minimum operating income to interest expense ratios. As of April 1, 2001, we were in compliance with the covenants in the agreement. Interest on the outstanding balance is based on an applicable LIBOR rate for one, three or six months at our option plus 0.75%. As of April 1, 2001, borrowings under the credit facility were $26.0 million, providing unused credit capacity of $49.0 million. The credit facility terminates on the earlier of 120 days after Philips Business Electronics’ ownership falls below 45% of the Company’s outstanding common stock or 120 days after Philips no longer includes FEI in its consolidated group for financial reporting purposes.  Completion of the Company’s proposed stock offering (Note 7) would trigger the 120 day termination period of the Philips credit facility.  The Company intends to pursue a replacement bank credit facility when the Philips credit facility is terminated or reaches maturity.

We also maintain a $10 million unsecured and uncommitted bank borrowing facility in the U.S. and various limited facilities in selected foreign countries. In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. for the purpose of issuing standby letters of credit.

We issue shares under our employee stock purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time. We also grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs. During the first quarter of 2001, 91,261 shares were issued under these programs, as compared to 299,842 shares issued in the first quarter of 2000.

We assess our liquidity needs by evaluating cash balances on hand, available borrowings under our credit facilities, working capital trends and expected cash flows from operating and financing activities compared to our investment needs. In consideration of these factors and giving effect to the proceeds from the proposed common stock offering, we believe that we have adequate financial resources for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. As amended, the statement requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. We adopted SFAS No. 133 effective January 1, 2001. Because of our minimal use of derivatives, the adoption of SFAS No. 133 did not have a material effect on our results of operations or financial position.

Please also read the discussion of SAB 101 above in the section “Cumulative Effect of Change in Accounting Principle”.

FORWARD-LOOKING STATEMENTS

From time to time the Company may make forward-looking statements that are subject to a number of risks and uncertainties.  The statements in this report concerning increased investment in plant and equipment and software development, the portions of the Company’s sales consisting of international sales and expected capital requirements constitute forward-looking statements that are subject to risks and uncertainties.  Factors that could materially decrease the Company’s investment in plant and equipment and software development include, but are not limited to, downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix.  Factors that could materially reduce the portion of the Company’s sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign.  Factors that could materially increase the Company’s capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results of operations and financial position. The major foreign currencies in which we face periodic fluctuations are the euro (and the related underlying European currencies), the Czech koruna, and the Japanese yen. Although for each of the last two years more than 55% of our sales occurred outside of the U.S., a large portion of these foreign sales were denominated in U.S. dollars and euros. Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments reduced shareholders' equity and comprehensive income for the first quarter of 2001 by $1.7 million.

We do not enter into derivative financial instruments for speculative purposes. From time to time we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions. As of April 1, 2001, the aggregate notional amount of these contracts was $20.2 million. Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of April 1, 2001 would decrease by approximately $1.3 million. The decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

Interest rate sensitivity

We borrow funds under variable rate borrowing arrangements. As of April 1, 2001 and during the entirety of the last two years, we did not hedge our exposure to interest rate risk. We would not experience a material impact on our income before taxes as the result of a 1% increase in the short-term interest rates that are used to calculate our interest expense.

                                                                                 Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

On February 5, 2001 the Company adopted the FEI Company Nonqualified Deferred Compensation Plan (the "Plan").  The number of participants in the Plan during the first quarter of 2001 was five and the aggregate amount of compensation deferred was $454,725.  The securities issued under the plan were not registered under the Securities Act of 1933 (the ("1933 Act").  The issuance was made in reliance on Section 4(2) of the 1933 Act as a sale not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

             (a)         Exhibits

                           None.

             (b)        Reports on Form 8-K

                           None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: May 8, 2000	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
President and
Chief Executive Officer

/s/ JOHN S. HODGSON
John S. Hodgson
Senior Vice President and
Chief Financial Officer

/s/ MARK V. ALLRED
Mark V. Allred
Corporate Controller