Form 10-Q
period 2001-07-01
FEI CO
filed 2001-08-13
CIK 914329

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares of Common Stock outstanding as of August 9, 2001 was 31,787,611.

INDEX TO FORM 10-Q
Part I - Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited) - December 31, 2000 and July 1, 2001

Condensed Consolidated Statements of Operations (unaudited) – Thirteen Weeks Ended July 2, 2000 and July 1, 2001 and Twenty-Six Weeks Ended July 2, 2000 and July 1, 2001

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) – Thirteen Weeks Ended July 2, 2000 and July 1, 2001 and Twenty-Six Weeks Ended July 2, 2000 and July 1, 2001

Condensed Consolidated Statements of Cash Flows (unaudited) - Twenty-Six Weeks Ended July 2, 2000 and July 1, 2001

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II - Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

FEI Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	December 31,	July 1,
Assets	2000	2001

Current assets:
Cash and cash equivalents	$24,031	$110,574
Receivables (net of allowance for doubtful accounts of $3,216 at December 31, 2000 and $3,628 at July 1, 2001)	83,680	81,460
Current account with Philips	5,266	1,381
Inventories	59,796	75,299
Deferred income taxes	22,525	26,360
Other	5,850	9,302

Total current assets	201,148	304,376

Equipment (net of accumulated depreciation of $25,905 at December 31, 2000 and $29,470 at July 1, 2001)	28,171	34,247

Purchased goodwill and technology	59,540	58,755

Other assets	25,964	23,979

Total Assets	$314,823	$421,357

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$32,682	$36,057
Credit facility with Philips	-	7,999
Accrued payroll liabilities	11,553	10,196
Accrued warranty reserves	15,202	16,492
Deferred revenue	20,037	30,682
Income taxes payable	9,982	15,234
Other current liabilities	20,517	19,945

Total current liabilities	109,973	136,605

Credit facility with Philips	24,140	-

Bank line of credit borrowings	1,534	-

Deferred income taxes	9,984	7,600

Other liabilities	903	802

Shareholders' equity:
Preferred stock - 500,000 shares authorized; none issued and outstanding	-	-
Common stock - 45,000,000 shares authorized; 28,488,760 and 31,780,281 shares issued and outstanding at December 31, 2000 and July 1, 2001	222,547	314,623
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(42,874)	(24,083)
Accumulated other comprehensive loss	(10,268)	(13,074)

Total shareholders’ equity	168,289	276,350

Total Liabilities and Shareholders' Equity	$314,823	$421,357

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 2,	July 1,	July 2,	July 1,
	2000	2001	2000	2001

Net sales	$77,843	$94,042	$142,565	$187,557
Cost of sales	46,095	46,352	83,320	94,924

Gross profit	31,748	47,690	59,245	92,633

Operating expenses:
Research and development	7,685	11,173	14,911	20,470
Selling, general and administrative	14,944	18,084	28,389	35,308
Amortization of purchased goodwill and technology	1,537	1,648	3,075	3,186

Total operating expenses	24,166	30,905	46,375	58,964

Operating income	7,582	16,785	12,870	33,669

Other income (expense):
Interest income	203	446	401	715
Interest expense	(617)	(579)	(1,159)	(889)
Valuation adjustment	-	(3,718)	-	(3,718)
Other	(134)	1,127	(2)	973

Total other expense, net	(548)	(2,724)	(760)	(2,919)

Income before taxes and cumulative effect of change in accounting principle	7,034	14,061	12,110	30,750
Income tax expense	2,791	5,493	4,905	11,959

Income before cumulative effect of change in accounting principle	4,243	8,568	7,205	18,791

Cumulative effect of change in accounting principle, net of income tax benefit of $4,405	-	-	(7,499)	-

Net income (loss)	$4,243	$8,568	$(294)	$18,791

Per share data:
Basic:
Income before cumulative effect of change in accounting principle	$0.15	$0.29	$0.26	$0.64

Net income (loss)	$0.15	$0.29	$(0.01)	$0.64

Diluted:
Income before cumulative effect of change in accounting principle	$0.15	$0.27	$0.25	$0.61

Net income (loss)	$0.15	$0.27	$(0.01)	$0.61

Weighted average shares outstanding:
Basic	27,890	29,951	27,855	29,359

Diluted	28,971	31,336	28,940	30,697

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 2,	July 1,	July 2,	July 1,
	2000	2001	2000	2001

Net income (loss)	$4,243	$8,568	$(294)	$18,791

Other comprehensive loss:
Foreign currency translation adjustment, zero taxes provided	(546)	(1,142)	(1,880)	(2,806)

Comprehensive income (loss)	$3,697	$7,426	$(2,174)	$15,985

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	July 2,	July 1,
	2000	2001
Cash flows from operating activities:
Net income (loss)	$(294)	$18,791
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	5,005	5,439
Amortization	3,901	4,156
Retirement of fixed assets and demonstration systems	172	319
Deferred income taxes	(2,453)	(6,219)
Valuation adjustment	-	3,718
Decrease (increase) in assets:
Receivables	(1,304)	2,220
Current account with Philips	(3,093)	3,885
Inventories	5,288	(15,300)
Other assets	(1,608)	(4,327)
Increase (decrease) in liabilities:
Accounts payable	(242)	3,277
Accrued payroll liabilities	1,266	(1,357)
Accrued warranty reserves	2,187	1,290
Deferred revenue	(2,882)	9,785
Accrued restructuring costs	(426)	-
Other liabilities	(612)	4,456

Net cash provided by operating activities	4,905	30,133

Cash flows from investing activities:
Acquisition of equipment	(7,398)	(12,421)
Acquisition of patents	-	(200)
Investment in unconsolidated affiliate	(1,250)	-
Investment in software development	(1,244)	(524)

Net cash used in investing activities	(9,892)	(13,145)

Cash flows from financing activities:
Net repayments of bank lines of credit	(1,192)	(1,534)
Proceeds from (repayments of) borrowings from Philips	12,563	(16,141)
Proceeds from common stock offering, net of expenses	-	88,065
Proceeds from exercise of stock options and employee stock purchases	3,137	1,971
Sale of common stock to Philips	144	-
Repurchase of Company common stock	(657)	-

Net cash provided by financing activities	13,995	72,361

Effect of exchange rate changes	(1,880)	(2,806)

Net increase in cash and cash equivalents	7,128	86,543

Cash and cash equivalents, beginning of period	11,124	24,031

Cash and cash equivalents, end of period	$18,252	$110,574

See notes to condensed consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business– FEI Company and its wholly-owned subsidiaries (“FEI” or the “Company”) design, manufacture, market and service products based on focused charged particle beam technology.  The Company's products include transmission electron microscope's (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”) and DualBeam systems that combine an FIB column with a scanning electron microscope on a single platform.  The Company also designs, manufactures and sells some of the components of electron microscopes and FIBs to other manufacturers.  The has manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic.  Sales and service operations are conducted in the United States and 21 other countries, constituting a majority of the worldwide market for the Company’s products.  The Company also sells its products through independent agents and representatives in various countries. The Company’s products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial and institutional organizations.

Basis of Presentation–The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements– In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities). As amended, the statement requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The Company uses forward exchange contracts to hedge recorded receivables and payables that are denominated in a foreign currency.  Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 did not have a material effect on the results of operations or the financial position of the Company.

Effective January 1, 2000, the Company changed its revenue recognition policy for the sale of TEMs, SEMs, FIBs and DualBeam systems to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. The deferral portion of such revenue is generally 10% to 20% of the total selling price of these systems.  This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, the Company had recognized 100% of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since the Company has historically completed such installation services successfully and since such services have required minimal costs to complete.  The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle in the twenty-six weeks ended July 2, 2000.  This net effect reflects the deferral as of January 1, 2000 of $8,442 of revenue previously recognized.  The Company recognized the $8,442 in revenue included in the cumulative effect adjustment as of January 1, 2000 during the year ended December 31, 2000.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized for acquisitions made after June 30, 2001 and that effective January 1, 2002, amortization of goodwill on acquisitions made prior to June 30, 2001 must be discontinued.  SFAS No. 142 also requires that recorded goodwill be evaluated for impairment on a periodic basis.  The Company expects the adoption of  SFAS No. 142 to reduce amortization expense by approximately $3,150 per year, beginning in 2002, but has not yet performed the impairment test required under SFAS No. 142.  Other than the cessation of amortization of goodwill, the impact of SFAS No. 142 has not yet been determined.

Earnings per Share –The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 2, 2000	July 1, 2001	July 2, 2000	July 1, 2001

Weighted average shares outstanding - basic	27,889,846	29,951,008	27,855,269	29,358,931

Dilutive effect of stock options calculated using the treasury stock method	1,081,400	1,384,645	1,085,096	1,338,391

Weighted average shares outstanding - diluted	28,971,246	31,335,653	28,940,365	30,697,322

Supplemental Cash Flow Information – Cash paid for interest totaled $756 in the twenty-six weeks ended July 2, 2000 and $251 in the twenty-six weeks ended July 1, 2001.  Cash paid (received) for income taxes totaled $(414) in the twenty-six weeks ended July 2, 2000 and $12,926 in the twenty-six weeks ended July 1, 2001.

2.          MERGERS AND ACQUISITIONS

On February 21, 1997, FEI Company (“Pre-Combination FEI”) acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (“Philips”) in a transaction accounted for as a reverse acquisition (the “PEO Combination”).  Accordingly, purchase accounting was applied to the assets and liabilities of Pre-Combination FEI.  On August 13, 1999, FEI Company acquired Micrion Corporation (“Micrion”), a Massachusetts corporation, in a transaction accounted for under the purchase method.  Accordingly, purchase accounting was applied to the assets and liabilities of Micrion.  Purchase accounting for each of these transactions resulted in the recognition of intangible assets for purchased goodwill and technology, which are being amortized over the estimated useful lives of these assets (10 to 15 years).  See also the discussion in the section Recently Issued Accounting Pronouncements in Note 1.

On April 24, 2001, the Company acquired all of the outstanding common stock of Deschutes Corporation (”Deschutes”) in exchange for 62,500 newly issued shares of the Company’s common stock.  The merger was accounted for as a purchase and, accordingly, preliminary purchase accounting was applied to the assets and liabilities of Deschutes. The total purchase price was $2,040, with an additional amount of up to $800 to be paid if certain milestones are met.  After allocating the purchase price to the assets acquired and the liabilities assumed, the preliminary accounting resulted in the recording of $2,491 in intangible assets.  The purchase accounting for the Deschutes acquisition is expected to be finalized in the second half of 2001.

3.          INVENTORIES

Inventories consisted of the following:

	December 31,	July 1,
	2000	2001

Raw materials and assembled parts	$28,917	$34,167
Service inventories, current requirements	5,401	5,783
Work in process	19,968	25,219
Finished goods	18,523	22,620

	72,809	87,789
Reserve for obsolete inventory	(13,013)	(12,490)

Total inventories	$59,796	$75,299

4.          OTHER ASSETS

Other assets consisted of the following:

	December 31,	July 1,
	2000	2001

Service inventories, noncurrent, net of obsolescence reserves of $7,550 and $8,512, respectively	$13,706	$15,787
Capitalized software development costs, net of amortization of $3,629 and $3,880, respectively	5,260	4,732
Patents, net of amortization of $82 and $133, respectively	239	388
Investments in unconsolidated affiliates	4,250	532
Deposits and other	2,509	2,540

Total other assets	$25,964	$23,979

Software development costs capitalized were $1,244 during the twenty-six weeks ended July 2, 2000 and $524 during the twenty-six weeks ended July 1, 2001.  Amortization of software development costs was $817 for the twenty-six weeks ended July 2, 2000 and $921 for the twenty-six weeks ended July 1, 2001.

Investments in unconsolidated affiliates represents shares of preferred stock in Surface/Interface, Inc. (“Surface/Interface”), a supplier of stylus nanoprofilometry systems.  Included in other current assets is $986 the Company has also paid to Surface/Interface in advance for the future delivery of several systems.  In July 2001, the Company entered into a definitive agreement to purchase the assets of Surface/Interface.  The acquisition is expected to close before the end of the third quarter of 2001.  As a result of this agreement, the Company adjusted the carrying value of its existing investment in Surface/Interface to reflect the purchase price in the definitive agreement.  Accordingly, a valuation charge of $3,718 to earnings was taken in the thirteen weeks ended July 1, 2001.

5.          CURRENT ACCOUNT WITH PHILIPS

Current account with Philips represents the net of accounts receivable and accounts payable balances between business units of the Company and various Philips business units.  Most of the current account transactions relate to deliveries of goods and services.

Current account with Philips consisted of the following:

	December 31,	July 1,
	2000	2001

Current accounts receivable	$8,085	$2,671
Current accounts payable	(2,819)	(1,290)

Total current account with Philips	$5,266	$1,381

6.          CREDIT FACILITIES

As of July 1, 2001, the Company had a credit facility with Philips that provided borrowing capacity of up to $75,000.  Advances could be made in three currencies and bore interest at LIBOR plus 0.75%. The weighted average interest rates in effect were 4.44% at December 31, 2000 and 2.27% at July 1, 2001.  The Company terminated the credit facility in July 2001, and all the outstanding balances under the credit facility were repaid in full at that time.

The Company also maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited facilities in selected foreign countries. In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. for the purpose of issuing standby letters of credit. At July 1, 2001, the Company had outstanding standby letters of credit totaling approximately $3,331 to secure customer advance deposits. The Company also had outstanding at July 1, 2001 a $516 foreign bank guarantee for one of its subsidiaries.  In addition, Philips had guaranteed certain of the Company's financial obligations as of July 1, 2001.

On August 3, 2001, the Company issued $175 million of convertible subordinated notes, due 2008, through a private offering. The notes are redeemable at the Company’s option beginning in 2004, or earlier if the price of the Company’s common stock exceeds specified levels.  The Company intends to use the net proceeds of the offering for working capital and general corporate purposes.  The notes bear interest at 5.5%, payable semi-annually.  The notes are convertible into common stock of the Company, at the note holder’s option, at a price of $49.52 per share.

7.          SHAREHOLDERS’ EQUITY

The Company issued 96,383 shares of common stock to employees under its Employee Stock Purchase Plan during the twenty-six weeks ended July 2, 2000 and 58,493 shares during the twenty-six weeks ended July 1, 2001.  Options to purchase 292,271 shares of common stock were exercised during the twenty-six weeks ended July 2, 2000 and options to purchase 103,862 shares of common stock were exercised during the twenty-six weeks ended July 1, 2001.

As part of the PEO Combination, the Company agreed to issue to Philips Business Electronics International B.V. (“Philips Business Electronics”), a wholly-owned subsidiary of Philips, additional shares of common stock of the Company when stock options that were outstanding on the date of the closing of the PEO Combination (February 21, 1997) are exercised.  Philips Business Electronics’ right to receive additional shares also applies to specific options granted on September 18, 1998 which replaced options outstanding on February 21, 1997.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips Business Electronics for each share issued on exercise of these options.  The Company receives no additional consideration for these shares issued to Philips Business Electronics under this agreement.  During the twenty-six weeks ended July 2, 2000 the Company issued 156,838 shares of its common stock to Philips Business Electronics pursuant to this agreement. There were no such shares issued during the twenty-six weeks ended July 1, 2001.  As of July 1, 2001, 488,339 shares of common stock of the Company are reserved for potential issuance to Philips Business Electronics for no additional consideration to the Company under this arrangement.

During the twenty-six weeks ended July 2, 2000, the Company sold 5,000 shares of common stock to Philips for an aggregate purchase price of $144. Also during the twenty-six weeks ended July 2, 2000, the Company purchased 22,500 shares of its own common stock in the open market for an aggregate purchase price of $657.

On May 22, 2001, the Company completed a public offering of 3,066,666 shares of FEI common stock sold by the Company and 6,133,334 shares of FEI common stock sold by Philips Business Electronics.  Proceeds to the Company, net of underwriting discounts, commissions and offering expenses, totaled $88,065.  At completion of the offering, Philips’ ownership of FEI common stock was reduced to approximately 8.1 million shares, or 25.6% of the total FEI common shares outstanding, compared with 49.7% ownership prior to the offering.

8.          RELATIONSHIP WITH PHILIPS

The Company purchases numerous goods and services from Philips and Philips also purchases goods and services from the Company.  The Company, Philips Business Electronics and Philips entered into an agreement, effective as of December 31, 2000, that clarifies certain relationships and transactions between the parties. Certain terms of the agreement become effective 120 days after May 22, 2001, the date on which Philips Business Electronics' ownership fell below 45% of the Company's outstanding common stock. The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips' insurance programs and the Philips credit facility.  Beginning May 22, 2001 the Company no longer participates in certain Philips sponsored or administered programs. The Company may continue to purchase certain of these services from Philips, at rates yet to be negotiated. In addition, certain of these services will be procured from other suppliers. Management estimates that its cost to procure these services from other suppliers or from Philips under a negotiated rate would be in excess of the amounts currently paid to Philips. Under terms of the agreement, Philips will pay up to $6,000 to the Company over a three-year period which will reduce the effect of these increased costs. These payments will terminate on a change of control of FEI, as defined in the agreement.

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

The following table summarizes various financial amounts for each of the Company’s business segments:

					Corporate
	Micro-	Electron	Customer		and
Twenty-Six Weeks Ended	electronics	Optics	Components	Service	Eliminations	Total

July 2, 2000:
Sales to external customers	$61,515	$48,592	$9,853	$22,605	$-	$142,565
Inter-segment sales	132	4,091	2,535	-	(6,758)	-

Total sales	61,647	52,683	12,388	22,605	(6,758)	142,565
Operating income (loss)	8,737	2,860	3,858	947	(3,532)	12,870

July 1, 2001:
Sales to external customers	92,820	58,725	9,317	26,695	-	187,557
Inter-segment sales	1,082	8,957	4,529	-	(14,568)	-

Total sales	93,902	67,682	13,846	26,695	(14,568)	187,557
Operating income (loss)	27,388	6,605	1,861	1,796	(3,981)	33,669

Inter–segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses and amortization of purchased goodwill and technology are not allocated to the Company's business segments.

10.        COMMITMENTS AND CONTINGENCIES

The Company is a party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

We refer to our comprehensive suite of products for three dimensional structural process measurement and analysis as Structural Process Management solutions. These solutions include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform. Our customers include leading semiconductor and data storage manufacturers, as well as educational and research institutions and industrial companies located throughout the world. We also design, manufacture and sell components of electron microscopes and FIB systems to a limited number of original equipment manufacturer, or OEM, customers. We have research, development and manufacturing operations located in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic. We have sales and service subsidiaries in the United States and 21 countries located throughout North America, Europe and the Asia Pacific region. We also use independent agents to sell some of our products in various countries, particularly in the Asia Pacific region.

Many of our products carry high sales values. Our systems range in price from about $0.1 million to $3.8 million. We have derived a substantial portion of our revenue from the sale of a relatively small number of units, and we expect that trend to continue. As a result, the timing of revenue recognition from a single order could have a significant impact on our net sales and operating results in a given reporting period. A substantial portion of our net sales have generally been realized near the end of each quarter and sales of TEMs and SEMs to government–funded customers have generally been significantly higher in the fourth quarter. Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter. Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing systems, which could also have a material adverse effect on our business, financial condition and results of operations.

In addition to the U.S. dollar, we conduct significant business in euros, British pounds, and Japanese yen. Because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from that geographic region. Our raw materials, labor and other manufacturing costs are primarily denominated in U.S. dollars, euros and Czech korunas. This situation has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in the first two quarters of both 2000 and 2001. A weakening of the dollar in relation to the euro or Czech koruna could have an adverse effect on our reported results of operations. Movement of Asian currencies in relation to the dollar and euro can also affect our reported sales and results of operations because we derive a greater proportion of revenue from the Asia Pacific region than the costs we incur there. We attempt to mitigate our currency translation and transaction exposures by using forward exchange contracts. We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.

In the past, we have derived significant benefits from our relationship with Philips. These benefits included access to patents and intellectual property and research and development services, participation in Philips' collective bargaining agreements and pension plans, participation in Philips' insurance programs, the Philips credit facility, access to Philips' information technology systems and export and purchasing services provided by Philips.  Now that Philips’ ownership of our common stock has been reduced to approximately 26%, we expect to begin to incur additional labor and operating costs in an aggregate amount of approximately $4 million to $5 million per year. These costs will be partially offset by payments to us from Philips totaling up to $6 million over a three-year period pursuant to our agreement with Philips.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	July 2,	July 1,	July 2,	July 1,
	2000	2001	2000	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.2	49.3	58.4	50.6

Gross profit	40.8	50.7	41.6	49.4
Research and development costs	9.9	11.9	10.5	10.9
Selling, general and administrative costs	19.2	19.2	19.9	18.8
Amortization of intangibles	2.0	1.8	2.2	1.7

Operating income	9.7	17.8	9.0	18.0
Other expense, net	(0.7)	(2.9)	(0.5)	(1.6)

Income before taxes and cumulative effect of change in accounting principle	9.0	15.0	8.5	16.4
Income tax expense	3.6	5.8	3.4	6.4
Income before cumulative effect of change in accounting principle	5.5	9.1	5.1	10.0
Cumulative effect of change in accounting principle	0.0	0.0	(5.3)	0.0

Net income (loss)	5.5%	9.1%	(0.2)%	10.0%

Percentages may not foot due to rounding.

Net sales.  Net sales for the thirteen weeks ended July 1, 2001 increased $16.2 million (21%), and for the twenty-six weeks ended July 1, 2001 increased $45.0 million (32%) compared to the corresponding periods in 2000.

Microelectronics segment sales increased $7.7 million (21%) in the second quarter of 2001 compared to the second quarter of 2000, and increased $31.3 million (51%) for the twenty-six weeks ended July 1, 2001 compared to the same period in 2000. The broadening of our product lines, the development of new applications for our products and increased acceptance and penetration in the semiconductor, data storage and industry and institute markets has contributed to increased sales volume for this segment.

Electron Optics segment sales increased $7.5 million (31%) in the second quarter of 2001 and $10.1 million (21%) in the first half of 2001 compared to the same periods in 2000. Continued strong demand for our Tecnai TEM products along with the introduction of a new smaller TEM product line resulted in a 42% increase in TEM sales for the quarter and 21% increase for the six months.  Sales of the Company’s SEM products increased 17% and 21% for the thirteen and twenty-six weeks, respectively, from 2000 to 2001 due to increased demand and sales volume.

Components segment sales decreased $0.7 million (14%) in the first quarter of 2001and $0.5 million (5%) in the first half of 2001 compared to 2000.  The component segment tends to follow the cyclical pattern of the semiconductor equipment business.

Service sales increased $1.8 million (16%) in the second quarter of 2001 and $4.1 million (18%) in the first half of 2001 compared to 2000. The increase in service segment sales was primarily the result of an increase in the number of systems under service contracts in our installed base. In addition, we have increased sales in the semiconductor and data storage markets and the customers in these markets tend to have higher demands for service response time. In general, our service contracts carry higher prices as the guaranteed response time is shortened.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

Sales by Geographic Region as a Percent of	July 2,	July 1,	July 2,	July 1,
Total Revenues:	2000	2001	2000	2001

North America	46%	38%	46%	41%
Europe and the rest of the world	23	36	28	27
Asia Pacific and Japan	31	26	26	32

	100%	100%	100%	100%

In North America, sales decreased by $0.6 million (2%) from the second quarter of 2000 to the second quarter of 2001 due to reduced demand in the semiconductor market.  Sales increased by $11.1 million (17%) from the first six months of 2000 to the first six months of 2001 due to increased demand in the semiconductor, data storage and industry and institute markets in that region.  In Europe and the rest of the world, sales increased by $16.2 million (48%) from the second quarter of 2000 to the second quarter of 2001 and increased by $10.4 million (26%) from the first six months of 2000 to the first six months of 2001.  The growth in 2001 sales in Europe was driven by increased demand in both the semiconductor and industry and institute markets. In the Asia Pacific region, sales increased by $0.7 million (3%) from the second quarter of 2000 to the second quarter of 2001 and by $23.5 million (64%) from the first six months of 2000 to the first six months of 2001 primarily due to increased demand in the semiconductor and data storage industries in that region.

The worldwide semiconductor industry is currently experiencing a significant downturn which is expected to continue into the near future.  We have derived a significant portion of our recent sales growth from this market sector.  This semiconductor industry downturn may result in reduced sales of the Company’s products in this market in the near term.

Our billing terms on equipment sales generally include a holdback of 10% to 20% of the total sales price, subject to completion of the installation and final acceptance process at the customer site. Effective January 1, 2000, we changed our revenue recognition policy to defer the portion of the billing related to installation and final acceptance until the installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101.

Gross profit. Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Gross profit as a percentage of sales, or gross margin, was 50.7% for the second quarter of 2001 and 49.4% for the first half of 2001 compared with 40.8% for the second quarter of 2000 and 41.6% for the first half of 2000.

Our gross margin has improved over the last year due to several factors. The most significant factor has been the change in our product mix. In general, our microelectronics products carry higher gross margins than our electron optics products, and microelectronics products have increased from 43.1% of our year-to-date net sales in 2000 to 49.5% of our year-to-date net sales in  2001. In addition to shifts in product mix and the favorable effect of exchange rate fluctuations mentioned above, our gross margins have been positively affected by increased production volume, greater factory overhead absorption and lower manufacturing costs from outsourcing certain subassemblies. Our service segment gross margins have been positively affected by improved economies of scale from an increase in our installed base of systems. Notwithstanding the positive factors discussed above, we expect that potential pricing pressure from competitors that introduce new products into our markets or unfavorable movements in currency exchange rates may adversely affect our gross margins in the future.

Research and development costs.      Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software, or enhancements to existing products and software. R&D costs increased $3.5 million (45%) in the second quarter of 2001 and $5.6 million (37%) for the first half of 2001 compared to the same periods of 2000. As a percentage of sales, R&D costs were 11.9% and 9.9% in the second quarter of 2001 and 2000, respectively, and were 10.9% and 10.5% in the first six months of 2001 and 2000.  The increase in R&D costs in the current quarter is attributable to increases in engineering headcount and a reduction in subsidy offsets from MEDEA, a European R&D funding organization.  We previously participated in various MEDEA R&D funding programs under the umbrella of Philips, but those ceased when we fell below 50% ownership by Philips.  We expect to re-qualify for these programs as FEI and to begin receiving R&D funding in the near future.   We are continuing to invest in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments. We expect to continue to increase our total R&D expenditures in the near term.

Selling, general and administrative costs. Selling, general and administrative, or SG&A, costs include labor, travel and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs include sales commissions paid to our employees as well as to independent agents. SG&A costs for the second quarter of 2001 increased $3.1 million (21%) compared to the second quarter of 2000, and for the first half of 2001 increased $6.9 million (24%) compared to the first half of 2000. As a percentage of sales, SG&A costs were 19.2% in both the second quarter of 2001 and 2000, and were 18.8% and 19.9% in the first half of 2001 and 2000, respectively. The increase in SG&A costs in the current quarter is attributable to non-recurring shut-down costs to convert our subsidiary in Korea to an independent agent arrangement, severance costs in Europe and increased costs for insurance and other services following the separation from Philips.  The overall increase in SG&A costs from 2000 to 2001 was a result of higher sales volumes, increased marketing efforts, expansion of our demonstration capabilities and the factors affecting the second quarter of 2001. The decrease in SG&A costs as a percentage of sales from 2000 to 2001 is primarily attributable to higher sales volumes and the fact that many SG&A costs are fixed or partially fixed rather than variable in nature.

Amortization of purchased goodwill and technology. Purchase accounting for the acquisition of the electron optics business of Philips in 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that is being amortized over a 15-year period. Purchase accounting for the Micrion acquisition in August 1999 resulted in the recognition of intangible assets in the amount of $16.3 million for existing technology that is being amortized over a 10-year period, and goodwill of $24.1 million that is being amortized over a 12-year period.  Preliminary purchase accounting for the Deschutes acquisition in April 2001 resulted in the recognition of intangible assets in the amount of $2.5 million.  Final purchase accounting  for the Deschutes acquisition will be completed during the second half of 2001.  Please also read the discussion of SFAS No. 142 below in the section  “Recently Issued Accounting Pronouncements”.

Other income (expense). Interest income represents interest earned on the short-term temporary investment of cash. The increase in interest income in the second quarter and first half of 2001 compared to the second quarter and first half of 2000 is the result of increased cash balances invested. Completion of the common stock offering in May 2001 provided additional cash that has been invested short-term.  Interest expense represents interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility. Interest expense decreased in the second quarter and first half of 2001 compared with the second quarter and first half of 2000 reflecting lower levels of borrowing and lower interest rates. A portion of the proceeds from the common stock offering in May 2001 were used to reduce borrowings.  Other income increased in the second quarter and first half of 2001 compared with the second quarter and first half of 2000 because of currency transaction gains in the second quarter of 2001 caused by a more volatile currency market.

In July 2001, the Company entered into a definitive agreement to purchase the assets of Surface Interface.  The acquisition is expected to close before the end of the third quarter of 2001.  As a result of this agreement, we adjusted the carrying value of our existing investment in Surface Interface to reflect the purchase price in the definitive agreement.  Accordingly, a valuation charge of $3.7 million to earnings was taken in the thirteen weeks ended July 1, 2001.

Income tax expense.  Our effective income tax rate was 39.1% in the second quarter and 38.9% in the first half of 2001 and was 39.7% in the second quarter and 40.5% in the first half of 2000. Our effective tax rate differed from the U.S. federal statutory tax rate primarily as a result of the amortization of intangible assets not deductible for income tax purposes as well as the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., among other factors.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $86.5 million in the first half of 2001 to $110.6 million as of July 1, 2001. In the first half of 2000 cash and cash equivalents increased by $7.1 million to $18.3 million as of July 2, 2000. Operating activities provided $30.1 million of cash in the first half of 2001 and $4.9 million of cash in the first half of 2000. Excluding the effects of changes in working capital components, operating activities generated $26.2 million of cash in the first half of 2001 and $6.3 million of cash in the first half of 2000. The improved cash flow from operations was primarily due to improved operating results.

Accounts receivable decreased $2.2 million from December 31, 2000 to July 1, 2001.  Days sales outstanding, or DSO, improved from 105 days at the end of the second quarter of 2000 to 79 days at the end of the second quarter of 2001. Inventories increased $15.5 million from December 31, 2000 to July 1, 2001. The increase in inventories in the first half of 2001 was primarily due to increased production materials on hand for our 300 mm product line and an increase in loaner systems at key customer accounts where we are jointly developing applications. Current liabilities increased $26.6 million during the first half of 2001 largely due to an increase in deposits received from customers and the classification of our credit facility balances as current liabilities since the Philips credit facility was terminated in July 2001.

We incurred capital expenditures for acquisition of equipment of $12.4 million in the first half of 2001 and $7.4 million in the first half of 2000. These expenditures included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers. We have expanded our demonstration capabilities over the last two years. We also invest in equipment for development, manufacturing and testing purposes. We lease the real property used in our business. We expect capital expenditures in 2001 to increase over 2000 levels. We also invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers. We capitalized software development costs of $0.5 million in the first half of 2001 and $1.2 million in the first half of 2000. We also expect these expenditures to increase in the near term as we introduce new products and add new applications to our existing products.

As of July 1, 2001 we had a $75 million unsecured credit facility with Philips.  Interest on the outstanding balance was based on an applicable LIBOR rate for one, three or six months at our option plus 0.75%. As of July 1, 2001, borrowings under the credit facility were $8.0 million. We terminated the credit facility on July 30, 2001, and all the outstanding balances under the credit facility were repaid in full at that time.  We are currently holding discussions with several banks about a replacement credit facility and we expect to implement such a facility with borrowing capacity of approximately $50.0 million in the second half of 2001.

We also maintain a $10 million unsecured and uncommitted bank borrowing facility in the U.S. and various limited facilities in selected foreign countries. In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. for the purpose of issuing standby letters of credit.  At July 1, 2001, we had outstanding standby letters of credit totaling approximately $3,331 to secure customer advance deposits. We also had outstanding at July 1, 2001 a $516 foreign bank guarantee for one of our subsidiaries.  In addition, Philips had guaranteed certain of our financial obligations as of July 1, 2001.

On August 3, 2001, we issued $175 million of convertible subordinated notes, due 2008, through a private offering. The notes are redeemable at our option beginning in 2004, or earlier if the price of our common stock exceeds specified levels.  We intend to use the net proceeds of the offering for working capital and general corporate purposes.  The notes bear interest at 5.5%, payable semi-annually.  The notes are convertible into our common stock, at the note holder’s option, at a price of $49.52 per share.

We issue shares under our employee stock purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time. We also grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs. During the first half of 2001, 162,355 shares were issued under these programs, as compared to 388,654 shares issued in the first half of 2000.

On May 22, 2001, we completed a public offering of 3,066,666 shares of FEI common stock sold by us and 6,133,334 shares of FEI common stock sold by Philips Business Electronics.  Our proceeds, net of underwriting discounts,  commissions and offering expenses, totaled $88,065.  With completion of the offering, Philips’ ownership of FEI common stock was reduced to approximately 8.1 million shares, or 25.6% of the total FEI common shares outstanding, compared with 49.7% ownership prior to the offering.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized for acquisitions made after June 30, 2001 and that effective January 1, 2002, amortization of goodwill on acquisitions made prior to June 30, 2001 must be discontinued.  SFAS No. 142 also requires that recorded goodwill be evaluated for impairment on a periodic basis.  We expect the adoption of SFAS No. 142 to reduce amortization expense by approximately $3.2 million per year, beginning in 2002, but we have not yet performed the impairment test required under SFAS No. 142.  Other than the cessation of amortization of goodwill, the impact of SFAS No. 142 has not yet been determined.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results of operations and financial position. The major foreign currencies in which we face periodic fluctuations are the euro (and the related underlying European currencies), the Czech koruna and the Japanese yen. Although for each of the last two years more than 55% of our sales occurred outside of the U.S., a large portion of these foreign sales were denominated in U.S. dollars and euros. Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments reduced shareholders' equity and comprehensive income for the first half of 2001 by $2.8 million.

We do not enter into derivative financial instruments for speculative purposes. From time to time we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivable or payable positions. As of July 1, 2001, the aggregate notional amount of these contracts was $13.7 million. Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of July 1, 2001 would decrease by approximately $0.9 million. The decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

Interest rate sensitivity

We borrow funds under variable rate borrowing arrangements. As of July 1, 2001 and during the entirety of the last two years, we did not hedge our exposure to interest rate risk. We would not experience a material impact on our income before taxes as the result of a 1% increase in the short-term interest rates that are used to calculate our interest expense.  Subsequent to July 1, 2001, our variable rate borrowing arrangements were repaid in full.

Part II - Other Information

Item 1.  Legal Proceedings

The Company acquired Micrion Corporation in August 1999.  As previously reported in earlier filings under the Securities Exchange Act of 1934, a consolidated complaint was filed in December 1996 against Micrion and several Micrion employees and officers, asserting claims for violations under the federal securities laws. On December 6, 1999, the District Court granted Micrion's and the individual defendants' motion for summary judgment and ordered that the action be dismissed as to all defendants.  Plaintiffs appealed.  On May 10, 2001, the First Circuit Court of Appeals issued its decision affirming the District Court's order.  Plaintiffs sought no further review and, accordingly, Final Judgment was entered dismissing the action.

Item 2.  Changes in Securities and Use of Proceeds

On April 24, 2001 the Company acquired all of the outstanding stock of Deschutes Corporation in exchange for 62,500 newly issued shares of the Company’s common stock.  The shares issued were not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the issuance was made in reliance on Rule 506 under Regulation D of the 1933 Act.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 17, 2001 at the Company’s Annual Meeting of Shareholders, the holders of the Company’s outstanding Common Stock took the actions described below.  As of the record date for the Annual Meeting, 28,579,104 shares of Common Stock were issued and outstanding.

             1.          The shareholders elected each of Michael J. Attardo, William E. Curran, Eric H. Goeld, Dr. William W. Lattin, Vahé A. Sarkissian, Jan C. Lobbezoo, Lynwood W. Swanson and Donald R. VanLuvanee by the votes indicated below, to serve on the Company’s Board of Directors for the ensuing year:

Michael J. Attardo
16,143,267	shares in favor
251,472	shares against or withheld

William E. Curran
16,022,972	shares in favor
371,767	shares against or withheld

Eric H. Goeld
13,103,252	shares in favor
3,291,487	shares against or withheld

Dr, William W. Lattin
16,139,492	shares in favor
255,247	shares against or withheld

Vahé A. Sarkissian
13,063,361	shares in favor
3,331,378	shares against or withheld

Jan C. Lobbezoo
16,029,063	shares in favor
365,676	shares against or withheld

Lynwood W. Swanson
16,132,996	shares in favor
261,743	shares against or withheld

Donald R. VanLuvanee
16,143,342	shares in favor
251,397	shares against or withheld

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

None.

(b) Reports on Form 8-K

On April 25, 2001 the Company filed a Form 8-K attaching the April 23, 2001 press release describing the Company’s first quarter financial results.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: August 13, 2001	/s/ VAHÉ A. SARKISSIAN

Vahé A. Sarkissian
President and
Chief Executive Officer

/s/ JOHN S. HODGSON

John S. Hodgson
Senior Vice President and
Chief Financial Officer

/s/ MARK V. ALLRED

Mark V. Allred
Corporate Treasurer