Form 10-Q
period 2001-09-30
FEI CO
filed 2001-11-13
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares of Common Stock outstanding as of November 8, 2001 was 31,983,335.

INDEX TO FORM 10-Q

Part I -  Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets - December 31, 2000 and September 30, 2001

Condensed Consolidated Statements of Operations – Thirteen Weeks Ended October 1, 2000 and September 30, 2001 and Thirty-Nine Weeks Ended October 1, 2000 and September 30, 2001

Condensed Consolidated Statements of Comprehensive Income – Thirteen Weeks Ended October 1, 2000 and September 30, 2001 and Thirty-Nine Weeks Ended October 1, 2000 and September 30, 2001

Condensed Consolidated Statements of Cash Flows Thirty-Nine Weeks Ended October 1, 2000 and September 30, 2001 -

Notes to Condensed Consolidated Financial Statements

.	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II -  Other Information

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

Signatures

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31,	September 30,
Assets	2000	2001

Current assets:
Cash and cash equivalents	$24,031	$257,916
Receivables (net of allowance for doubtful accounts of $3,216 at December 31, 2000 and $4,047 at September 30, 2001)	83,680	93,507
Current account with Philips	5,266	1,231
Inventories	59,796	88,705
Deferred income taxes	22,525	26,700
Other current assets	5,850	10,797

Total current assets	201,148	478,856

Equipment (net of accumulated depreciation of $25,905 at December 31, 2000 and $33,009 at September 30, 2001)	28,171	35,199

Purchased goodwill and technology	59,540	63,742

Other assets	25,964	30,293

Total Assets	$314,823	$608,090

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$32,682	$34,936
Accrued payroll liabilities	11,553	11,404
Accrued warranty reserves	15,202	16,319
Deferred revenue	20,037	28,523
Income taxes payable	9,982	17,586
Other current liabilities	20,517	22,088

Total current liabilities	109,973	130,856

Convertible Debt	-	175,000

Credit facility with Philips	24,140	-

Bank line of credit borrowings	1,534	-

Deferred income taxes	9,984	11,350

Other liabilities	903	899

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock - 500,000 shares authorized; none issued and outstanding	-	-
Common stock - 45,000,000 shares authorized; 28,488,760 and 31,942,718 shares issued and outstanding at December 31, 2000 and September 30, 2001	222,547	319,191
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(42,874)	(18,474)
Accumulated other comprehensive loss	(10,268)	(9,616)

Total shareholders’ equity	168,289	289,985

Total Liabilities and Shareholders' Equity	$314,823	$608,090

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

Thirteen Weeks Ended

Thirty-Nine Weeks Ended

	October 1,	September 30,	October 1,	September 30,
	2000	2001	2000	2001

Net sales	$82,791	$91,880	$225,356	$279,437
Cost of sales	48,863	47,105	132,183	142,029
Gross profit	33,928	44,775	93,173	137,408

Operating expenses:
Research and development	7,701	10,008	22,612	30,478
Selling, general and administrative	16,512	17,821	44,901	53,129
Amortization of purchased goodwill and technology	1,538	1,582	4,613	4,768
Purchased in-process research and development	-	3,438	-	3,438
Total operating expenses	25,751	32,849	72,126	91,813

Operating income	8,177	11,926	21,047	45,595

Other income (expense):
Interest income	180	1,701	581	2,416
Interest expense	(680)	(1,754)	(1,839)	(2,643)
Valuation adjustment	-	-	-	(3,718)
Other	66	(732)	64	241
Total other expense, net	(434)	(785)	(1,194)	(3,704)

Income before taxes and cumulative effect of change in accounting principle	7,743	11,141	19,853	41,891
Income tax expense	3,317	5,532	8,222	17,491

Income before cumulative effect of change in accounting principle	4,426	5,609	11,631	24,400

Cumulative effect of change in accounting principle, net of income tax benefit of $4,405	-	-	(7,499)	-
Net income	$4,426	$5,609	$4,132	$24,400

Per share data:
Basic:
Income before cumulative effect of change in accounting principle	$0.16	$0.18	$0.41	$0.81
Net income	$0.16	$0.18	$0.15	$0.81

Diluted:
Income before cumulative effect of change in accounting principle	$0.15	$0.17	$0.40	$0.77
Net income	$0.15	$0.17	$0.14	$0.77

Weighted average shares outstanding:
Basic	28,121	31,844	28,051	30,239
Diluted	29,872	33,332	29,381	31,658

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2000	September 30, 2001	October 1, 2000	September 30, 2001

Net income	$4,426	$5,609	$4,132	$24,400

Other comprehensive income (loss):

Foreign currency translation gain (loss), zero taxes provided	(2,043)	3,458	(3,923)	652

Comprehensive income	$2,383	$9,067	$209	$25,052

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 1,	September 30,
	2000	2001
Cash flows from operating activities:
Net income	$4,132	$24,400
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	7,235	8,528
Amortization	6,073	6,372
Purchased in-process research and development	-	3,438
Retirement of fixed assets and demonstration systems	831	647
Deferred income taxes	(5,675)	(2,809)
Valuation adjustment	-	3,718
Decrease (increase) in assets, net of acquisitions:
Receivables	(7,792)	(9,817)
Current account with Philips	(1,684)	4,035
Inventories	8,905	(27,575)
Other assets	(964)	(7,884)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	2,396	310
Accrued payroll liabilities	2,674	(149)
Accrued warranty reserves	4,585	1,117
Deferred revenue	(4,320)	7,626
Accrued restructuring costs	(426)	-
Other liabilities	65	6,890

Net cash provided by operating activities	16,035	18,847

Cash flows from investing activities:
Acquisition of equipment	(11,254)	(16,638)
Acquisition of patents	-	(200)
Investment in unconsolidated affiliate	(1,250)	-
Acquisition of businesses, net of cash acquired	-	(1,300)
Investment in software development	(1,947)	(1,459)

Net cash used in investing activities	(14,451)	(19,597)

Cash flows from financing activities:
Net repayments of bank lines of credit	(793)	(1,534)
Proceeds from (repayments of) borrowings from Philips	5,513	(24,140)
Proceeds from convertible debt offering, net of expenses	-	169,200
Proceeds from common stock offering, net of expenses	-	88,008
Proceeds from employee stock plans	4,303	3,457
Sale of common stock to Philips	144	-
Repurchase of Company common stock	(657)	(1,009)

Net cash provided by financing activities	8,510	233,982

Effect of exchange rate changes	(3,923)	653

Net increase in cash and cash equivalents	6,171	233,885

Cash and cash equivalents, beginning of period	11,124	24,031

Cash and cash equivalents, end of period	$17,295	$257,916

See notes to condensed consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business–FEI Company and its wholly-owned subsidiaries (“FEI” or the “Company”) design, manufacture, market and service products based on focused charged particle beam technology.  The Company’s products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”) and DualBeam systems that combine a FIB column and a SEM column on a single platform. The Company also designs, manufactures and sells some of the components of electron microscopes and FIBs to other manufacturers.  The Company has research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic.  Sales and service operations are conducted in the United States and 21 countries located throughout North America, Europe and the Asia Pacific Region. The Company also sells its products through independent agents and representatives in various countries. The Company's products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial and institutional organizations.

Basis of Presentation–The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and purchase accounting adjustments, considered necessary for fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Recently Issued Accounting Pronouncements– In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities). As amended, the statement requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The Company uses forward exchange contracts to hedge recorded receivables and payables that are denominated in a currency other than the functional currency of the reporting unit.  Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 did not have a material effect on the results of operations or the financial position of the Company.

Effective January 1, 2000, the Company changed its revenue recognition policy for the sale of TEMs, SEMs, FIBs and DualBeam systems to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. The deferred portion of such revenue is generally 10% to 20% of the total selling price of these systems.  This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, the Company had recognized 100% of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since the Company has historically completed such installation services successfully and since such services have required minimal costs to complete.  The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle in the thirty-nine weeks ended October 1, 2000.  This net effect reflects the deferral as of January 1, 2000 of $8,442 of revenue previously recognized.  The Company recognized the $8,442 in revenue included in the cumulative effect adjustment as of January 1, 2000 during the year ended December 31, 2000.

The Company adopted SFAS No. 141, Business Combinations, effective July 1, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized for acquisitions made after June 30, 2001 and that effective January 1, 2002, amortization of goodwill on acquisitions made prior to June 30, 2001 must be discontinued.  SFAS No. 142 also requires that recorded goodwill be evaluated for impairment on a periodic basis.  The Company expects the adoption of SFAS No. 142 to reduce amortization expense by  $3,149 per year, beginning in 2002, but has not yet performed the impairment test required under SFAS No. 142.  Other than the cessation of amortization of goodwill, the impact of SFAS No. 142 has not yet been determined

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("APB") No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" and establishes a single accounting model for long-lived assets that are impaired or to be disposed of.  The provisions of SFAS No. 144 are required to be applied starting January 1, 2002.  Management believes the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

Earnings per Share –The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income  per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2000	September 30, 2001	October 1, 2000	September 30, 2001

Weighted average shares outstanding - basic	28,121,097	31,844,387	28,050,888	30,239,284
Dilutive effect of stock options calculated using the treasury stock method	1,751,149	1,487,978	1,329,916	1,419,034

Weighted average shares outstanding - diluted	29,872,246	33,332,365	29,380,804	31,658,318

Supplemental Cash Flow Information – Cash paid for interest totaled $1,079 in the thirty-nine weeks ended October 1, 2000 and $1,038 in the thirty-nine weeks ended September 30, 2001.  Cash paid for income taxes totaled $5,075 in the thirty-nine weeks ended October 1, 2000 and $12,696 in the thirty-nine weeks ended September 30, 2001.

Issuance of common stock for acquisition of businesses was $6,588 in the thirty-nine weeks ended September 30, 2001.  Assumption of debt for acquisition of businesses was $5,173 in the thirty-nine weeks ended September 30, 2001.

2.             MERGERS AND ACQUISITIONS

On February 21, 1997, FEI Company (“Pre-Combination FEI”) acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (“Philips”) in a transaction accounted for as a reverse acquisition (the “PEO Combination”).  Accordingly, purchase accounting was applied to the assets and liabilities of Pre-Combination FEI.  On August 13, 1999, FEI Company acquired Micrion Corporation (“Micrion”), in a transaction accounted for under the purchase method.  Accordingly, purchase accounting was applied to the assets and liabilities of Micrion.  Purchase accounting for each of these transactions resulted in the recognition of intangible assets for purchased goodwill and technology, which are being amortized over the estimated useful lives of these assets (10 to 15 years).  See also the discussion in the section Recently Issued Accounting Pronouncements in Note 1.

2001 Acquisitions - On April 24, 2001, the Company acquired all of the outstanding common stock of Deschutes Corporation (”Deschutes”) for a total of $2,812.  The purchase price included $550 of cash, 46,671 shares of FEI common stock valued at $1,179 and $1,083 of liabilities assumed.  The purchase price may be increased by an additional amount of up to $800 (which includes 15,829 shares of the Company’s common stock) if certain milestones are met.  The merger was accounted for as a purchase and, accordingly, purchase accounting was applied to the assets and liabilities of Deschutes.

On August 13, 2001, the Company purchased all of the assets of Surface/Interface, Inc. (”Surface/Interface”), a supplier of stylus nanoprofilometry systems, for a total of $11,149.  The purchase price included $750 cash, 131,880 shares of FEI common stock valued at $5,009 the assumption of $4,091 of Surface/Interface’s liabilities, and the Company’s previous investment and advances to Surface/Interface of $1,299.  The asset acquisition was accounted for as a purchase and, accordingly, purchase accounting was applied to the assets and liabilities of Surface/Interface.

Management estimated the fair value of the intangible assets, inventory, and equipment acquired in order to allocate the total purchase price to the assets acquired and liabilities assumed. To determine the value of the technology and product lines acquired, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets.  The resulting operating income projections were discounted to a net present value.  This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition.  For existing technology product lines, the discount rate used was 25 to 30 percent representing management’s estimate of the weighted average cost of capital for the acquired businesses.  For research projects on products which had not yet been proven technologically feasible, the discount rate applied was 32 to 37 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

The existing technology is being amortized over its estimated useful life of 5 years.  It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies, or both, may be reduced due to competitive pressures or other factors.  Management periodically evaluates the remaining economic useful lives and amortization periods for these intangible assets.

The total purchase price of Deschutes was allocated $204 to current assets, $28 to equipment, $2,185 to existing technology, and $395 to in-process research and development.  In estimating the value of purchased in-process research and development, the Company identified one significant project under development at the date of the acquisition. This project represents enhanced electronic components for FIB systems that may reduce manufacturing costs in the future. This project had not been proven technologically feasible nor had it generated cost savings as of the date of the evaluation, however, this project is expected to begin generating cost savings in 2002.  In accordance with the Company’s policy to expense research and development costs as they are incurred, a one-time charge of $395 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the acquisition.  In estimating the value of existing technology, one existing product line was identified primarily for the data storage industry.  This existing product line is currently generating revenue for the Company.

The total purchase price of Surface/Interface was allocated $969 to current assets, $248 to equipment, acquired, $6,889 to existing technology and $3,043 to in-process research and development.  In estimating the value of purchased in-process research and development, the Company identified one significant project under development at the date of the acquisition.  This project represents enhanced automation to Surface/Interface's existing product line. This project had not been proven technologically feasible nor had it generated revenue as of the date of the evaluation, however, this project is expected to begin generating revenue in 2002.  In accordance with the Company’s policy to expense research and development costs as they are incurred, a one-time charge of $3,043 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the acquisition.  In estimating the value of existing technology, two existing product lines were identified primarily for the semiconductor metrology market.  The existing product lines are currently generating revenue for the Company.

3.             INVENTORIES

Inventories consisted of the following:	December 31,	September 30,
	2000	2001

Raw materials and assembled parts	$28,917	$37,623
Service inventories, estimated current requirements	5,401	6,552
Work in process	19,968	29,819
Finished goods	18,523	26,778
	72,809	100,772
Reserve for obsolete inventory	(13,013)	(12,067)

Total inventories	$59,796	$88,705

4.             OTHER ASSETS

Other assets consisted of the following: of $7,550 and $9,542, respectively	$13,706	$17,736
Capitalized software development costs, net of amortization $3,629 and $4,487, respectively	5,260	5,302
Debt issue expense, net of amortization of $-0- and $138, respectively	-	5,662
Patents, net of amorization of $82 and $138, respectively	239	383
Investmetns in uncosolidated affiliates	4,250	-
Deposits and other	2,509	1,210

Total other assets	$25,964	$30,293

Software development costs capitalized were $1,947 during the thirty-nine weeks ended October 1, 2000 and $1,459 during the thirty-nine weeks ended September 30, 2001.  Amortization of software development costs was $1,444 for the thirty-nine weeks ended October 1, 2000 and $1,411 for the thirty-nine weeks ended September 30, 2001.

Investments in unconsolidated affiliates represented shares of preferred stock in Surface/Interface.  As a result of the transaction described in note 2, the Company adjusted the carrying value of its existing investment in Surface/Interface to reflect the purchase price, and recorded a valuation charge to earnings of $3,718 in the thirty-nine weeks ended September 30, 2001.

5.             CURRENT ACCOUNT WITH PHILIPS

Current account with Philips represents the net of accounts receivable and accounts payable balances between business units of the Company and various Philips business units.  Most of the current account transactions relate to deliveries of goods and services.

Current account with Philips consisted of the following:

	December 31,	September 30,
	2000	2001

Current accounts receivable	$8,085	$2,371
Current accounts payable	(2,819)	(1,140)

Total current account with Philips	$5,266	$1,231

6.             CREDIT FACILITIES

From February 1999 through July 2001, the Company had a credit facility with Philips that provided borrowing capacity of up to $75,000.  Advances could be made in three currencies and bore interest at LIBOR plus 0.75%. The weighted average interest rate in effect was 4.44% at December 31, 2000.  The Company terminated the credit facility in July 2001, and all the outstanding balances under the credit facility were repaid in full at that time.

The Company also maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited bank facilities in selected foreign countries. In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. and a $4,600 unsecured and uncommitted bank facility in the Netherlands for the purpose of issuing standby letters of credit. At September 30, 2001, the Company had outstanding standby letters of credit totaling approximately $5,383 to secure customer advance deposits. The Company also had outstanding at September 30, 2001 a $554 foreign bank guarantee for one of its subsidiaries.  In addition, Philips had guaranteed certain of the Company's financial obligations as of September 30, 2001.

On August 3, 2001, the Company issued $175 million of convertible subordinated notes, due 2008, through a private offering. The notes are redeemable at the Company’s option beginning in 2004, or earlier if the price of the Company’s common stock exceeds specified levels.  The Company used the net proceeds of the offering for working capital and general corporate purposes.  The notes bear interest at 5.5%, payable semi-annually.  The notes are convertible into common stock of the Company, at the note holder’s option, at a price of $49.52 per share.

7.             SHAREHOLDERS’ EQUITY

The Company issued 189,062 shares of common stock to employees under its Employee Stock Purchase Plan during the thirty-nine weeks ended October 1, 2000 and 120,173 shares during the thirty-nine weeks ended September 30, 2001.  Options to purchase 340,977 shares of common stock were exercised during the thirty-nine weeks ended October 1, 2000 and options to purchase 122,739 shares of common stock were exercised during the thirty-nine weeks ended September 30, 2001.

As part of the PEO Combination, the Company agreed to issue to Philips Business Electronics International B.V. (“Philips Business Electronics”), a wholly-owned subsidiary of Philips, additional shares of common stock of the Company whenever stock options that were outstanding on the date of the closing of the PEO Combination (February 21, 1997) are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips Business Electronics for each share issued on exercise of these options.  Philips Business Electronics’ right to receive additional shares terminates on any of these options that expire unexercised.  The Company receives no additional consideration for these shares issued to Philips Business Electronics under this agreement.  During the thirty-nine weeks ended October 1, 2000, the Company issued 226,823 shares of its common stock to Philips Business Electronics pursuant to this agreement. There were no such shares issued during the thirty-nine weeks ended September 30, 2001.  As of September 30, 2001, 488,106 shares of common stock of the Company are reserved for potential issuance to Philips Business Electronics for no additional consideration to the Company under this arrangement.

On May 22, 2001, the Company completed a public offering of 3,066,666 shares of FEI common stock sold by the Company and 6,133,334 shares of FEI common stock sold by Philips Business Electronics.  Proceeds to the Company, net of underwriting discounts, commissions and offering expenses, totaled $88,008.  At completion of the offering, Philips’ ownership of FEI common stock was reduced to approximately 8.1 million shares, or 25.6% of the total FEI common shares then outstanding, compared with 49.7% ownership prior to the offering.

8.             RELATIONSHIP WITH PHILIPS

The Company purchases various goods and services from Philips and Philips also purchases goods and services from the Company.  The Company, Philips Business Electronics and Philips entered into an agreement, effective as of December 31, 2000, that clarifies certain relationships and transactions between the parties. Certain terms of the agreement became effective 120 days after May 22, 2001, the date on which Philips Business Electronics' ownership fell below 45% of the Company's outstanding common stock. The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips' insurance programs and the Philips credit facility.  Beginning May 22, 2001, the Company no longer participates in certain Philips sponsored or administered programs. The Company will continue to purchase certain of these services from Philips. In addition, other services will be procured from other suppliers. Management estimates that its cost to procure these services from other suppliers or from Philips will be in excess of the amounts previously paid to Philips. Under terms of the agreement, Philips will pay up to $6,000 to the Company over a three-year period to reduce the effect of these increased costs. These payments will terminate on a change of control of FEI, as defined in the agreement.  During the thirteen weeks ended September 30, 2001, the Company recognized $774 of this amount as an offset to expenses under this arrangement.

9.             SEGMENT INFORMATION

The Company operates in four business segments. The Microelectronics segment manufactures and markets FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute markets. The Electron Optics segment manufactures and markets SEMs and TEMs.  Electron Optics products are sold in the industry and institute markets to materials and life sciences customers, as well as in the semiconductor and data storage markets. The Components segment manufactures and markets electron and ion emitters, focusing columns and components thereof. These components are used in the Company's FIB, DualBeam, SEM and TEM systems and are also sold to other electron microscope and FIB manufacturers. The Customer Service segment services the Company's worldwide installed base of products, predominately under service contracts.

The following table summarizes various financial amounts for each of the Company’s business segments:

Thirty-Nine Weeks Ended	Micro- electronics	Electron Optics	Components	Customer Service	Corporate and Eliminations	Total

October 1, 2000:
Sales to external customers	$101,750	$75,024	$14,188	$34,394	$-	$225,356
Inter-segment sales	470	7,446	3,877	-	(11,793)	-

Total sales	102,220	82,470	18,065	34,394	(11,793)	225,356
Operating income (loss)	19,673	4,083	5,457	1,681	(9,847)	21,047

September 30, 2001:
Sales to external customers	136,149	91,310	12,380	39,598	-	279,437
Inter-segment sales	931	10,561	5,658	-	(17,150)	-

Total sales	137,080	101,871	18,038	39,598	(17,150)	279,437
Operating income (loss)	38,732	11,615	1,735	2,949	(9,436)	45,595

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

We refer to our comprehensive suite of products for three dimensional structural process measurement and analysis as Structural Process Management solutions. These solutions include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB column and a SEM column on a single platform. Our customers include leading semiconductor and data storage manufacturers, as well as educational and research institutions and industrial companies located throughout the world. We also design, manufacture and sell components of electron microscopes and FIB systems to a limited number of original equipment manufacturer, or OEM, customers. We have research, development and manufacturing operations located in Hillsboro, Oregon; Peabody, Massachusetts; Eindhoven, The Netherlands; and Brno, Czech Republic. We have sales and service subsidiaries in the United States and 21 countries located throughout North America, Europe and the Asia Pacific region. We also use independent agents to sell some of our products in various countries, particularly in the Asia Pacific region.

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

In addition to the U.S. dollar, we conduct significant business in euros, British pounds, and Japanese yen. Because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from that geographic region. Our raw materials, labor and other manufacturing costs are primarily denominated in U.S. dollars, euros and Czech korunas. This situation has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in the first three quarters of 2000 and the first two quarters of 2001. A weakening of the dollar in relation to the euro or Czech koruna could have an adverse effect on our reported results of operations, as was the case in the third quarter of 2001. Movement of Asian currencies in relation to the dollar and euro can also affect our reported sales and results of operations because we derive a greater proportion of revenue from the Asia Pacific region than the costs we incur there. We attempt to mitigate our currency translation and transaction exposures by using forward exchange contracts. We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.

In the past, we have derived significant benefits from our relationship with Philips. These benefits included access to patents and intellectual property and research and development services, participation in Philips' collective bargaining agreements and pension plans, participation in Philips' insurance programs, the Philips credit facility, access to Philips' information technology systems and export and purchasing services provided by Philips.  Now that Philips’ ownership of our common stock has been reduced to approximately 25%, we expect to incur additional labor and operating costs in an aggregate amount of approximately $4 million to $5 million per year. These costs will be partially offset by payments to us from Philips totaling up to $6 million over a three-year period pursuant to our agreement with Philips.  During the thirteen weeks ended September 30, 2001, the Company recognized $774 of this amount as an offset to expenses under this arrangement.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited financial data for the periods indicated as a percentage of net sales.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	September 30,	October 1,	September 30,
	2000	2001	2000	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.0	51.3	58.7	50.8
Gross profit	41.0	48.7	41.3	49.2
Research and development costs	9.3	10.9	10.0	10.9
Selling, general and administrative costs	19.9	19.4	19.9	19.0
Amortization of intangibles	1.9	1.7	2.0	1.7
Purchased in-process research and development	0.0	3.7	0.0	1.2
Operating income	9.9	13.0	9.3	16.3
Other expense, net	(0.5)	(0.9)	(0.5)	(1.3)
Income before taxes and cumulative effect of change in accounting principle	9.4	12.1	8.8	15.0
Income tax expense	4.0	6.0	3.6	6.3
Income before cumulative effect of change in accounting principle	5.3	6.1	5.2	8.7
Cumulative effect of change in accounting principle	0.0	0.0	(3.3)	0.0
Net income	5.3%	6.1%	1.8%	8.7%

Percentages may not foot due to rounding.

Net sales.  Net sales for the thirteen weeks ended September 30, 2001 increased $9.1 million (11%), and for the thirty-nine weeks ended September 30, 2001 increased $54.1 million (24%) compared to the corresponding periods in 2000.

Microelectronics segment sales increased $3.1 million (8%) in the third quarter of 2001 compared to the third quarter of 2000, and increased $34.4 million (34%) for the thirty-nine weeks ended September 30, 2001 compared to the same period in 2000. The broadening of our product lines, the development of new applications for our products and increased acceptance and penetration in the semiconductor, data storage and industry and institute markets has contributed to increased sales volume for this segment.

Electron Optics segment sales increased $6.2 million (23%) in the third quarter of 2001 and $16.3 million (22%) in the first three quarters of 2001 compared to the same periods in 2000. Continued strong demand for our Tecnai TEM products along with the introduction of a new smaller TEM product line resulted in an 11% increase in TEM sales for the quarter and 19% increase for the nine months.  Sales of the Company’s SEM products increased 43% and 28% for the thirteen and thirty-nine weeks, respectively, from 2000 to 2001 due to strong demand for our new Quanta SEM products and overall increased demand and sales volume.

Components segment sales decreased $1.3 million (29%) in the third quarter of 2001and $1.8 million (13%) in the first nine months of 2001 compared to 2000.  The component segment tends to follow the cyclical pattern of the semiconductor equipment business, which has experienced a significant downturn during 2001.

Service sales increased $1.1 million (9%) in the third quarter of 2001 and $5.2 million (15%) in the first nine months of 2001 compared to 2000. The increase in service segment sales was primarily the result of an increase in the number of systems under service contracts in our installed base. In addition, we have increased penetration in the semiconductor and data storage markets and the customers in these markets tend to have higher demands for service response time. In general, our service contracts carry higher prices as the guaranteed response time is shortened.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Sales by Geographic Region as a Percent of Total Revenues:	October 1, 2000	September 30, 2001	October 1, 2000	September 30, 2001

North America	47%	44%	46%	42%
Europe and the rest of the world	21	35	25	30
Asia Pacific and Japan	32	21	29	28
	100%	100%	100%	100%

In North America, sales increased by $2.1 million (5%) from the third quarter of 2000 to the third quarter of 2001 due to increased demand in the data storage market, but this increase was dampened by reduced demand in the semiconductor market.  Sales increased by $14.9 million (14%) from the first nine months of 2000 to the first nine months of 2001 due to increased demand in the data storage and industry and institute markets in that region.  In Europe and the rest of the world, sales increased by $15.1 million (88%) from the third quarter of 2000 to the third quarter of 2001 and increased by $24.3 million (42%) from the first nine months of 2000 to the first nine months of 2001.  The growth in 2001 sales in Europe was driven by increased demand in both the data storage and industry and institute markets. In the Asia Pacific region, sales decreased by $7.7 million (29%) from the third quarter of 2000 to the third quarter of 2001 and increased by $14.9 million (23%) from the first nine months of 2000 to the first nine months of 2001.  The decrease in the current quarter is due to reduced demand in both the semiconductor and data storage sectors, while the year-to-date increase is primarily due to increased demand in the semiconductor and industry and institute markets in that region.

The worldwide semiconductor industry is currently experiencing a significant downturn, which is expected to continue into the near future.  We have derived a significant portion of our recent sales growth from this market sector.  This semiconductor industry downturn may result in reduced sales of the Company’s products in this market in the near term.

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

Gross profit. Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Gross profit as a percentage of sales, or gross margin, was 48.7% for the third quarter of 2001 and 49.2% for the first nine months of 2001 compared with 41.0% for the third quarter of 2000 and 41.3% for the first nine months of 2000.

Our gross margin has improved over the last year due to several factors. The most significant factor has been the change in our product mix. In general, our microelectronics products carry higher gross margins than our electron optics products, and microelectronics products have increased from 45.2% of our year-to-date net sales in 2000 to 48.7% of our year-to-date net sales in 2001. In addition to shifts in product mix and the favorable effect of exchange rate fluctuations mentioned above, our gross margins have been positively affected by increased production volume, greater factory overhead absorption and lower manufacturing costs from outsourcing certain subassemblies. Our service segment gross margins have been positively affected by improved economies of scale from an increase in our installed base of systems. Notwithstanding the positive factors discussed above, we expect that potential pricing pressure from competitors that introduce new products into our markets or unfavorable movements in currency exchange rates may adversely affect our gross margins in the future.  In addition, we expect our product mix to shift to a lower percentage of microelectronics products in the near term.

Research and development costs.    Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software, or enhancements to existing products and software. R&D costs increased $2.3 million (30%) in the third quarter of 2001 and $7.9 million (35%) for the first nine months of 2001 compared to the same periods of 2000. As a percentage of sales, R&D costs were 10.9% and 9.3% in the third quarter of 2001 and 2000, respectively, and were 10.9% and 10.0% in the first nine months of 2001 and 2000.  The increase in R&D costs in both the current quarter and the first nine months is attributable to increases in engineering headcount, plus, during the earlier part of 2001, a reduction in subsidy offsets from MEDEA, a European R&D funding organization.  We previously participated in various MEDEA R&D funding programs under the umbrella of Philips, but those ceased when we fell below 50% ownership by Philips.  We have re-qualified for these programs as FEI and expect to receive the R&D funding.   We are continuing to invest in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.

Selling, general and administrative costs. Selling, general and administrative, or SG&A, costs include labor, travel and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs include sales commissions paid to our employees as well as to independent agents. SG&A costs for the third quarter of 2001 increased $1.3 million (8%) compared to the third quarter of 2000, and for the first nine months of 2001 increased $8.2 million (18%) compared to the first nine months of 2000. As a percentage of sales, SG&A costs were 19.4% in the third quarter of 2001, and 19.9% in the third quarter of 2000, and were 19.0% and 19.9% in the first nine months of 2001 and 2000, respectively. The increase in SG&A costs in the current quarter was a result of higher sales volumes, increased marketing efforts, expansion of our demonstration capabilities, plus increased costs for insurance and other services following the separation from Philips.  The overall increase in SG&A costs from 2000 to 2001 is attributable to the factors affecting the third quarter of 2001, plus non-recurring shutdown costs to convert our subsidiary in Korea to an independent agent arrangement and severance costs in Europe. The decrease in SG&A costs as a percentage of sales from 2000 to 2001 is primarily attributable to higher sales volumes and the fact that many SG&A costs are fixed or partially fixed rather than variable in nature.

Amortization of purchased goodwill and technology. Purchase accounting for the acquisition of the electron optics business of Philips in 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that is being amortized over a 15-year period. Purchase accounting for the Micrion acquisition in August 1999 resulted in the recognition of intangible assets in the amount of $16.3 million for existing technology that is being amortized over a 10-year period, and goodwill of $24.1 million that is being amortized over a 12-year period.  Purchase accounting for the Deschutes acquisition in April 2001 resulted in the recognition of intangible assets in the amount of $2.2 million for existing technology that is being amortized over a 5-year period.  Purchase accounting for the Surface/Interface acquisition in August 2001 resulted in the recognition of intangible assets in the amount of $6.9 million for existing technology that is being amortized over a 5-year period.  Please read the section below entitled “Recently Issued Accounting Pronouncements” for a discussion of expected trends in this expense category.

Purchased in-process research and development. Purchase accounting for the acquisitions of Deschutes and Surface/Interface, resulted in the recognition of intangible assets in the amount of $3.4 million representing the estimated fair value of in-process research and development.  In accordance with our policy to expense research and development costs as they are incurred, these intangible assets were written off with a one-time charge to earnings immediately after the closing of both acquisitions.  In connection with the purchase accounting for these two acquisitions, we identified two significant projects under development at the date of acquisition.  Neither of these projects had been proven technologically feasible or had generated revenue as of the date of the acquisition, but both are expected to generate revenue beginning in 2002.  Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the cost of development of these projects.  Please also read Note 2 of Notes to Condensed Consolidated Financial Statements for further information.

Other income (expense). Interest income represents interest earned on the short-term temporary investment of cash. The increase in interest income in the third quarter and first nine months of 2001 compared to the third quarter and first nine months of 2000 is the result of increased cash balances invested. Completion of the common stock offering in May 2001 and the convertible debt offering in August 2001 provided additional cash that has been invested short-term.  Interest expense for the third quarter and first nine months of 2001 includes $1,742 for the convertible debt.  The remaining interest expense represents interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility. Excluding the convertible debt interest, interest expense decreased in the third quarter and first nine months of 2001 compared with the third quarter and first nine months of 2000 reflecting lower levels of borrowing and lower interest rates. A portion of the proceeds from the common stock offering in May 2001 were used to reduce borrowings.  Other income decreased in the third quarter of 2001 compared with the third quarter of 2000 because of currency transaction losses in the third quarter of 2001 caused by a more volatile currency market.  Other income increased in the first nine months of 2001 compared with the same period in 2000 because of currency transaction gains.

In July 2001, the Company entered into a definitive agreement to purchase the assets of Surface Interface, and the acquisition closed in August 2001.  As a result of this agreement, we adjusted the carrying value of our existing investment in Surface Interface to reflect the purchase price in the definitive agreement, and recorded a valuation charge to earnings of $3.7 million in the thirty-nine weeks ended September 30, 2001.

Income tax expense.  Our effective income tax rate was 49.7% in the third quarter and 41.8% in the first nine months of 2001 and was 42.8% in the third quarter and 41.4% in the first nine months of 2000. Our effective tax rate differed from the U.S. federal statutory tax rate primarily as a result of the purchased in-process research and development write-off and the amortization of intangible assets not deductible for income tax purposes as well as the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., among other factors.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $233.9 million in the first nine months of 2001 to $257.9 million as of September 30, 2001. The largest reasons for this increase in cash were the public stock offering in May and the convertible debt offering in August.  In the first nine months of 2000 cash and cash equivalents increased by $6.2 million to $17.3 million as of October 1, 2000. Operating activities provided $18.8 million of cash in the first nine months of 2001 and $16.0 million of cash in the first nine months of 2000. Excluding the effects of changes in working capital components, operating activities generated $44.3 million of cash in the first nine months of 2001 and $12.6 million of cash in the first nine months of 2000. The improved cash flow from operations was primarily due to improved operating results.

Accounts receivable increased $9.8 million from December 31, 2000 to September 30, 2001.  Days sales outstanding, or DSO, improved from 107 days at the end of the third quarter of 2000 to 93 days at the end of the third quarter of 2001. Inventories increased $27.6 million from December 31, 2000 to September 30, 2001. The increase in inventories in the first nine months of 2001 was primarily due to increased production materials on hand, which includes our 300 mm product line, and an increase in loaner systems at key customer accounts where we are jointly developing applications. Current liabilities increased $20.9 million during the first nine months of 2001 largely due to an increase in deposits received from customers and an increase in income taxes payable.

We incurred capital expenditures for acquisition of equipment of $16.6 million in the first nine months of 2001 and $11.3 million in the first nine months of 2000. These expenditures included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers. We have expanded our demonstration capabilities over the last two years. We also invest in equipment for development, manufacturing and testing purposes. We lease the real property used in our business. We expect capital expenditures in 2001 to increase over 2000 levels. We also invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers. We capitalized software development costs of $1.5 million in the first nine months of 2001 and $1.9 million in the first nine months of 2000.

On July 30, 2001, we terminated the $75 million unsecured credit facility with Philips, and all the outstanding balances under the credit facility were repaid in full at that time.  We are currently holding discussions with several banks about a replacement credit facility, and we expect to implement such a facility in the first quarter of 2002.

We also maintain a $10 million unsecured and uncommitted bank borrowing facility in the U.S. and various limited facilities in selected foreign countries. In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $4.6 million facility in the Netherlands for the purpose of issuing standby letters of credit.  At September 30, 2001, we had outstanding standby letters of credit totaling approximately $5.4 million to secure customer advance deposits. We also had outstanding at September 30, 2001 a $0.6 million foreign bank guarantee for one of our subsidiaries.  In addition, Philips had guaranteed certain of our financial obligations as of September 30, 2001.

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

We issue shares under our employee stock purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time. We also grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs. During the first nine months of 2001, 242,912 shares were issued under these programs, as compared to 530,039 shares issued in the first nine months of 2000.

On May 22, 2001, we completed a public offering of 3,066,666 shares of FEI common stock sold by us and 6,133,334 shares of FEI common stock sold by Philips Business Electronics.  Our proceeds, net of underwriting discounts, commissions and offering expenses, totaled $88,008.  With completion of the offering, Philips’ ownership of FEI common stock was reduced to approximately 8.1 million shares, or 25.6% of the total FEI common shares outstanding, compared with 49.7% ownership prior to the offering.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities). As amended, the statement requires recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted SFAS No. 133 effective January 1, 2001. The Company uses forward exchange contracts to hedge recorded receivables and payables that are denominated in a currency other than the functional currency of the reporting unit.  Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 did not have a material effect on the results of operations or the financial position of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized for acquisitions made after June 30, 2001 and that effective January 1, 2002, amortization of goodwill on acquisitions made prior to June 30, 2001 must be discontinued.  SFAS No. 142 also requires that recorded goodwill be evaluated for impairment on a periodic basis.  The Company expects the adoption of SFAS No. 142 to reduce amortization expense by  $3,149 per year, beginning in 2002, but has not yet performed the impairment test required under SFAS No. 142.  Other than the cessation of amortization of goodwill, the impact of SFAS No. 142 has not yet been determined.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("APB") No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" and establishes a single accounting model for long-lived assets that are impaired or to be disposed of.  The provisions of SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001.  Management believes the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results of operations and financial position. The major foreign currencies in which we face periodic fluctuations are the euro (and the related underlying European currencies), the Czech koruna, the British pound and the Japanese yen. We also conduct business to a lesser extent in other foreign currencies.  Although for each of the last two years more than 55% of our sales occurred outside of the U.S., a large portion of these foreign sales were denominated in U.S. dollars and euros. Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments increased shareholders' equity and comprehensive income for the first nine months of 2001 by $0.7 million.

We do not enter into derivative financial instruments for speculative purposes. From time to time we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivable or payable positions. As of September 30, 2001, the aggregate notional amount of these contracts was $26.2 million. Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of September 30, 2001 would decrease by approximately $1.1 million. The decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

Interest rate sensitivity

Through July 2001, we borrowed funds under variable rate borrowing arrangements. As of September 30, 2001 and during the entirety of the last two years, we did not hedge our exposure to interest rate risk. We would not experience a material impact on our income before taxes as the result of a 1% increase in the short-term interest rates that are used to calculate our interest expense.  In July 2001, our variable rate borrowing arrangements were repaid in full.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

On August 13, 2001 the Company acquired the assets of Surface/Interface, Inc. in exchange for 131,880 newly issued shares of the Company’s common stock.  On November 2, 2001, the shares issued were registered under the Securities Act of 1933, as amended.

Item 6.    Exhibits and Reports on Form 8-K

        (a)   Exhibits

                4.3  Indenture dated August 3, 2001 between FEI Company and MNY Western Trust Company *

                4.4  Registration Rights Agreement dated August 3, 2001 between FEI and Credit Suisse First Boston *

        (b)   Reports on Form 8-K

                None.

*  Incorporated by reference to Registration Statement on Form S-3, as amended, effective November 7, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: November 13, 2001	/s/ Vahé A. Sarkissian
Vahé A. Sarkissian
President and
Chief Executive Officer

/s/ John S. Hodgson
John S. Hodgson
Senior Vice President and
Chief Financial Officer

/s/ Stephen F. Loughlin
Stephen F. Loughlin
Vice President and
Corporate Controller