Form 10-K
period 2001-12-31
FEI CO
filed 2002-04-01
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number [0-22780]

_____________________

FEI COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0621989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7451 NW Evergreen Parkway
Hillsboro, Oregon	97124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 640-7500

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On March 18, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $815,064,000.

As of March 18, 2002, there were 32,265,328 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Document	Part of Form 10-K into which incorporated
Proxy Statement for 2001 Annual Meeting of Shareholders	Part III

PART I

ITEM 1.                  BUSINESS

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

We refer to our comprehensive suite of products for three dimensional structural process measurement and analysis as Structural Process Management solutions.  These solutions include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform.  The development of these solutions has been driven by our strong technology base that includes 146 patents and the technical expertise and knowledge base of approximately 355 research and development personnel in the United States and Europe.

By offering monitoring functions, defect review, failure analysis and modification of features as small as 0.05 microns in diameter, our solutions address the increasingly complex fabrication requirements of semiconductor manufacturers.  Our three dimensional metrology allows manufacturers to view device features below the surface, and thus permits manufacturers to obtain more data and achieve greater control of the manufacturing process.  Taken together, these advanced solutions enable our customers to measure, analyze, diagnose and modify integrated circuits, shorten product development cycles, control development costs and increase yields in their manufacturing processes.

Our products for trimming GMR heads, which are used to write data to disks, allow data storage manufacturers to produce next-generation products with greater precision and without incurring the costs of retooling their fabrication lines.  Our products are also used by GMR head manufacturers for three dimensional metrology to better control the manufacturing process and increase yields.

Our advanced TEMs permit biologists and research scientists to observe and map the natural state of biological cells and their components required for the development of new pharmaceutical products and for other applications that require near atomic level resolution.

We sell our products to a geographically diverse base of customers in the semiconductor, data storage and industry and institute markets.  To date we have a total worldwide installed base of approximately 5,700 systems, which we believe provides a strong foundation for future business.

Core technologies

We use four core technologies to deliver a range of value–added customer solutions.  Our core technologies include:

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

Particle beam technologies—focused ion beams and electron beams.  The emission of ions, which are positively or negatively charged atoms, or electrons from a source material is fundamental to each of our products.  Particle beams are focused on a sample.  The fundamental properties of ion and electron beams permit them to perform various functions.  The relatively low mass subatomic electrons interact with the sample and release secondary electrons.  When collected, these secondary electrons provide high quality images at near atomic–level resolution.  The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons.  Through FIBs the surface can be modified or milled with sub-micron precision by direct action of the ion beam in combination with gases.  Secondary electrons and ions may also be collected for imaging and compositional analysis.  Our ion and electron beam technologies provide advanced capabilities and applications when coupled with our other core technologies.

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

•                                   Deposition:  Deposition of materials enables our FIBs to connect or isolate features electrically on an integrated circuit. A deposited layer of metal also can be used before FIB milling to protect surface features for more accurate cross–sectioning or sample preparation.

•                                  Etching:  The fast, clean and selective removal of material is the most important function of our FIBs.  Our FIBs have the ability to mill specific types of material faster than other surrounding material.  This process is called selective etching.

System automation.  Drawing on our knowledge of industry needs and using robotics and image recognition software, we have developed automation capabilities that allow us to increase system performance, speed and precision.  These capabilities have been especially important to our development efforts for in-line products and applications in the data storage and semiconductor markets.  Two important areas where we have developed significant automation technologies are TEM sample preparation and three–dimensional process control.  TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic– level, structures.  TEM sample preparation has traditionally been a slow and difficult manual process.  We have automated this process, significantly improving the sample consistency and overall throughput.  Similarly, by automating three–dimensional process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management.  As a result of our automation capabilities, our solutions are now moving from “lab to fab.”

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

When configured with our core automation and beam gas chemistry technologies, our baseline products perform a wide range of Structural Process Management functions:

•                                  Our DualBeam systems deliver Structural Process Management applications for the semiconductor and data storage markets to measure, analyze, diagnose and modify sub-micron structures.

•                                  TEMs have structural examination applications in the industry and institute market and structural metrology applications in the semiconductor and data storage markets.

•                                  FIBs are used for TEM sample preparation for all of our served markets, as well as for design edit and photolithographic mask modification and repair in the semiconductor market and pole trimming in the data storage market.

•                                  SEM products have applications for structural examination and are sold into the industry and institute market and also in the semiconductor market.

Microelectronics products

Our microelectronics products include wafer SEMs, FIBs and DualBeam systems.  These products and applications serve customers in all of our markets.  Microelectronics products are used in the semiconductor industry for defect review and process monitoring, as well as yield improvement and process development tasks for semiconductor fabrication lines and supporting failure analysis laboratories.  Applications include inspecting and evaluating lithography and etch, monitoring metal step coverage, reviewing defects located by optical detection tools, measuring overlay in cross section and conducting grain size analysis.  Microelectronics products are also used to modify and repair photolithography masks used in the manufacture of semiconductors.  Included in our microelectronics product offerings are systems that enable users to image, mill, cut, modify and analyze the features of samples within sub-micron tolerances.

By precisely focusing a high current–density ion beam, FIBs enable users to remove material and expose defects, deposit new conducting paths or insulating layers, analyze the chemical composition of a sample and view the area being modified, all to sub-micron tolerances.  Other important applications include bit fail map navigation to memory cell arrays and on-wafer TEM sample preparation.  We believe our microelectronics products significantly speed and improve the functions of design edit, photolithography mask modification and repair, failure analysis and process monitoring performed by integrated circuit manufacturers, thereby shortening time to market for new generations of integrated circuits and increasing the yield of fabrication lines.

Our microelectronics products can be used in other sub-micron, micromachining applications, including the manufacture of thin-film heads for the data storage industry.  We believe charged particle technology is emerging as a viable alternative to traditional disk drive manufacturing techniques by extending trimming capabilities below those required for the most advanced head configurations.  These products are also used for TEM sample preparation in the industry and institute market.

Our microelectronics products are described below.

Solution	Products	Introduced	Application
Structural Diagnostics	Strata FIB 200xP	1996	General FIB, sample prep, failure analysis, defect characterization

	Strata FIB 200 TEM	1996	FIB TEM sample prep
	Strata DB 235	2000	DualBeam defect characterization and failure analysis for non-wafer samples
	Strata DB 235M	2001	DualBeam defect characterization and failure analysis for small sample industry and institute applications
	Altura Series	1997	Automated DualBeam defect characterization and failure analysis for 8”/200 mm wafers
	Expida 1265	2000	Automated DualBeam defect characterization and failure analysis for 12”/300 mm wafers
Structural Process Control	IC3D Series	2001	Automated DualBeam 3D metrology for 200 mm and 300 mm wafers
Structural Modification	Vectra Series	1995	FIB systems for circuit edit
	Accura 850 Series	2001	FIB systems for mask repair

Structural Nano-Fabrication	AutoTrim Series	1998	Trimming for thin-film head manufacturing

Sales of microelectronics products accounted for approximately 45% of our net sales in 2001.

Electron optics products

Our SEMs and TEMs, which comprise our electron optics products, provide a range of solutions for industrial and research purposes, including structural research, structural biology, structural diagnostics and structural process control.  Customers include industry and institute clients, consisting of research institutions, universities and materials manufacturers, as well as semiconductor and data storage manufacturers.  Specific applications include analysis of advanced materials such as ceramics and metals, and defect review and measurement for the semiconductor and data storage industries.  Our electron optics products are adaptable and user-friendly because our current products run on Windows NT® operating systems.  In addition, modular hardware and software packages permit a basic instrument to be configured to specific requirements and easily reconfigured if requirements change.

In general, our SEMs allow for effective and nondestructive large specimen review, and our current models incorporate advanced electron columns that provide very high image resolution at low voltages.  Recent innovations in our environmental SEMs, or ESEMs, permit superior resolution at low vacuum pressure and allow for water vapor to be used to allow 100% relative humidity to be maintained around a hydrated specimen, making these ESEMs particularly well suited for life science and materials research.  Our TEMs allow for advanced materials analysis, atomic–level image resolution and controlled electron diffraction.  Moreover, our 200kV and 300kV TEMs provide atomic resolution imaging for materials science applications, and our 100kV TEMs provide integrated atomic element mapping for life sciences applications.

Sales of electron optics products accounted for approximately 36% of our net sales in 2001.

Component products

Our component products, which consist of electron and ion emitters and focusing columns, are manufactured with a variety of technical features to meet our needs and those of our customers.  We sell our electron emitters primarily to manufacturers of electron beam equipment and scientific research facilities.  Ion emitters are sold mainly to research and scientific facilities.  We sell electron beam columns primarily to SEM manufacturers, and we sell ion beam columns primarily to manufacturers of surface analysis systems and other ion beam systems, as well as to research and scientific facilities.  We also manufacture single crystal electron source rods and wire, which we sell to researchers and emitter manufacturers for use in electron emitter fabrication and other research applications.

Sales of component products to third party customers accounted for approximately 4% of our net sales in 2001.

Service business

Our systems are sold with installation and scheduled warranty included.  Standard warranty on products is 12 months.  Occasionally, an extended warranty period is provided.  Once the warranty period expires, we offer our customers the opportunity to purchase a service contract to cover planned maintenance and repair of the system while in their facilities.  Historically, approximately 80% of our customers purchase a service contract after the warranty period expires.  These service contracts are most often for a one-year period, but multiple year service contracts are also occasionally sold.  We also provide service on our systems under time and materials billing arrangements.  We provide this field service capability through our subsidiaries located in 22 countries around the world.

Service revenues accounted for approximately 15% of our net sales in 2001.

Research and development

Our research and development staff at December 31, 2001 consisted of 355 employees, including scientists, engineers, designer draftsmen and technicians, as well as software developers.  We also contract with Philips Research

Laboratories for basic research applicable to our core focused ion beam and electron beam technologies.  In 2001, we paid Philips Research Laboratories approximately $3.2 million under these research contracts.  For more information on Philips research arrangements, you should read the section of our proxy statement for the 2002 annual meeting of shareholders entitled “Certain Relationships and Related Transactions—Transactions and Relationships between FEI and Philips.”  For more information you can also read Note 12 to the consolidated financial statements contained elsewhere in this report.

We believe our knowledge of field emission technology and products incorporating focused ion beams is critical to our past and future performance in the focused charged particle beam business.  In developing new field–emission based products, we have been able to combine our experience with a number of outside resources.  Drawing on these resources, we have developed a number of product innovations, including:

•                                  the enhanced etch process to remove metals, insulators and carbon–based materials quickly and accurately during ion milling and to heighten surface contrast for electron imaging,

•                                  secondary ion mass spectrometry, or SIMS, map for visual display of chemical and elemental analysis of materials,

•                                  a rigid stacked disk focusing column for greater beam control,

•                                  a process for deposition of insulating layers in integrated circuit modification and

•                                  enhanced processes for wafer mapping and coordination between FIB tools and computer assisted design, or CAD, navigational software.

From time to time we engage in joint research and development projects with some of our customers and other parties.  Electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs.  We have periodically received public funds under Dutch government and European Union–funded research and development programs, the most significant of which is the Micro–Electronics Development for European Applications, or MEDEA, program, which was established in 1997.  We also maintain other informal collaborative relationships with universities and other research institutions, and we work with several of our customers to evaluate new products.  We also engage in research and development programs with various U.S. governmental agencies.  Under these contracts we must undertake mandated hiring practices and other obligations required of entities contracting with the U.S. government.  Failure to satisfy these obligations could result in the loss of these contracts.

The semiconductor and data storage manufacturing markets, as well as the industry and institute markets into which we sell our principal products, are subject to rapid technological development, product innovation and competitive pressures.  Consequently, we have expended substantial amounts on research and development.  We generally intend to continue at or above our present level of research and development expenditures and believe that continued investment will be important to our continued ability to address the needs of our customers.  Research and development efforts continue to be directed toward beam gas chemistry; specifically, gas-selective etching and further refining gas chemistry processes to enhance the elimination and deposition of insulating and conducting materials.  We are also expending efforts on gas chemistry compatible with copper–etching.  In addition to beam chemistry, we have undertaken a significant development effort to develop an automated platform for handling 300 mm integrated circuit wafers in a DualBeam configuration.  Also, we developed important system automation for a new TEM platform that was recently introduced into the market.  We believe these areas hold promise of yielding significant product enhancements.  Research and development efforts are subject to change due to product evolution and changing market needs.  Often, these changes cannot be predicted.  Research and development expenses were $21.9 million in 1999, $31.6 million in 2000 and $41.5 million in 2001.

Manufacturing

We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; Peabody, Massachusetts; and Brno, Czech Republic.  Our microelectronics product manufacturing operations consist of fabricating components, testing components and subassemblies from Eindhoven and assembling and testing finished products.  Our electron optics products manufacturing operations consist primarily of the assembly of electronic and mechanical modules and final assembly and testing of systems to meet customer specifications.  We execute orders using an integrated logistics automation system that controls the flow of goods.  We also fabricate electron and ion source materials and manufacture component products at our facilities in Oregon.

Our production schedule is generally based on a combination of sales forecasts and the receipt of specific customer orders.  We inspect all components, subassemblies and finished products for compliance with FEI and customer specifications.  Following assembly, we ship all products in custom protective packaging to prevent damage during shipment.

Although many of the components and subassemblies included in our system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Enabling Technologies Group, B.V., or ETG.  In addition to ETG, we obtain a significant portion of our component parts from a limited number of suppliers.  RIPA Holding B.V., or RIPA, is a sole source for electronic subassemblies that were, until recently, manufactured at our facilities in Eindhoven.  We believe some of the components supplied to us are available to the suppliers only from single sources.  We monitor those parts subject to single or a limited source supply to ensure that adequate sources are available to maintain manufacturing schedules.  Although we believe we would be able to develop alternate sources for any of the components used in our products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on us.  In the ordinary course, we continually evaluate our existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

Sales, marketing and service

Our sales and marketing staff at December 31, 2001 consisted of approximately 220 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers.  Applications specialists identify and develop new applications for our products, whose efforts we believe will further expand our microelectronics products and electron optics products markets.  Our sales force and marketing efforts are not segmented by product market, but are organized through three geographic sales and services divisions for North America, Europe and the Asia-Pacific region.

We require sales representatives to have the technical expertise and understanding of the businesses of our principal and potential customers to meet effectively the demanding requirements for selling our products.  Normally, a sales representative will have the requisite knowledge of, and experience with, our products at the time the sales representative is hired.  If additional training is needed, our applications scientists familiarize the sales representative with our products.  Our marketing efforts include presentations at trade shows and publication of a semi-annual technical newsletter.  In addition, our employees publish articles in scientific journals and make presentations at scientific conferences.

In a typical sale, a potential customer is provided with information about our products, including specifications and performance data, by one of our salespersons.  We then make a presentation at our facilities.  The customer participates in a product demonstration by the applications team, using samples provided by the customer.  The sales cycle for our systems typically ranges from three to 12 months and can be longer when our customers are evaluating new applications of our technology.

Our microelectronics products, electron optics products and component products are sold generally with a 12-month warranty, and warranty periods have typically been shorter for used systems.  Customers may purchase service contracts for our microelectronics products and electron optics products of one year or more in duration after expiration of any warranty.  We employ service engineers in each of the three regions in which we have sales and service divisions.  We also contract with independent service representatives for microelectronics products service in Israel, South Korea, Taiwan and Singapore.  Effective the beginning of 2002, we are providing our Taiwan and Singapore service customers with our own service engineers rather than independent service representatives, and we expect to add service engineers in other locations as needed.  Due to a shift in sales toward the semiconductor manufacturing market, which generally has higher demands for responsiveness and 24-hour support, we anticipate further increasing our investment in service and support activities for electron optics products and microelectronics products sold into this market.

Sales outside North America accounted for 57% of our net product and service sales in 2001.  We expect international sales to continue to represent a significant percentage of our net sales.  For more information read Note 15 to the consolidated financial statements contained elsewhere in this report.

Competition

The markets for sale of microelectronics products, electron optics products and component products are highly competitive.  A number of our competitors and potential competitors have greater financial, marketing and production resources than we do.  Additionally, markets for our products are subject to constant change, in part due to evolving customer needs.  As we respond to this change, the elements of competition as well as specific competitors may change.  Moreover, one or more of our competitors might achieve a technological advance that would put us at a competitive disadvantage.

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

Our competitors for the sale of electron optics products include JEOL USA, Inc., Hitachi, Ltd., KLA-Tencor Corporation and LEO Electron Microscopy, Inc.  The principal elements of competition in the electron optics products market are the performance characteristics of the system and the cost of ownership of the system, based on purchase price and maintenance costs.  We believe we are competitive with respect to each of these factors.  Our ability to remain competitive will depend in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

Competitors for our component products include DENKA Denki Kaguku Kogyo Kabushiki Kaisha, Orsay Physics S.A., Eiko Corp., Topcon Corporation, VG Scientific/NG Microtech, Ionoptika Ltd. and Elionix Inc.  Our existing competitors for electron optics products and microelectronics products that manufacture components for their own use are also potential competitors for our component products.  We believe our component products have features that allow us to compete favorably with others in this segment of our business.

Our service business faces little significant competition.  Because of the highly specialized nature of our products and technology, and because of the critical mass necessary to support a worldwide field service capability, few competitors have emerged to provide service to our installed base of systems.  Some of our older, less sophisticated equipment, particularly in the industry and institute market, is serviced by independent field service engineers who compete directly with us.  We believe we will continue to provide the majority of field service for our products.

Patents and intellectual property

We rely on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect our proprietary rights.  We do not assure you, however, that any of these intellectual property rights will have commercial value or will be sufficiently broad to protect the aspect of our technology to which they relate or that competitors will not design around the patents.  We own, solely or jointly, approximately 83 U.S. patents, including patents we acquired from Koninklijke Philips Electronics N.V., or Philips, under an agreement with Philips effective December 31, 2000.  For more information about transactions resulting from the Philips agreement, see Note 12 to the consolidated financial statements included elsewhere in this report, and you should also read the section of our proxy statement for the 2002 annual meeting of shareholders entitled “Certain Relationships and Related Transactions—Transactions and Relationships between FEI and Philips.”  We also own foreign patents corresponding to many of these

U.S. patents.  Further, we have licenses for two additional patents.  These patents will expire over a period of time through the year 2015.

Several of our competitors hold patents covering a variety of focused ion beam products and applications and methods of use of focused ion and electron beam products.  Some of our customers may use our microelectronics products for applications that are similar to those covered by these patents.  From time to time we and our customers have received correspondence from competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents.  None of these allegations has resulted in litigation.  We do not assure you that competitors or others will not assert infringement claims against us or our customers in the future with respect to current or future products or uses or that any such assertion may not result in costly litigation or require us to obtain a license to intellectual property rights of others.  We do not assure you that licenses will be available on satisfactory terms or at all.  If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.  As the number and sophistication of focused ion and electron beam products in the industry increase through the continued introduction of new products by us and others, and the functionality of these products further overlaps, manufacturers and users of ion and electron beam products may become increasingly subject to infringement claims.

We claim trademarks on a number of our products and have registered some of these marks; however, use of the registered and unregistered marks may be subject to challenge with the consequence that we would have to cease using marks or pay fees for their use.

Our automation software incorporates software from third–party suppliers, which is licensed to end users along with our proprietary software.  We depend on these outside software suppliers to continue to develop automation capacities, and the failure of these suppliers to continue to offer and develop software consistent with our automation efforts could undermine our ability to deliver present or anticipated product applications.

Policing unauthorized use of our technology and other intellectual property is difficult, and we do not assure you that the measures we take to protect our intellectual property will be successful.  Although our competitive position may be affected by our ability to protect our proprietary information, we believe that other factors, such as our experience in the development of charged particle emission technology, our technical expertise, our name recognition and our continuing product support and enhancement, are also significant in maintaining our competitive position in our principal markets.

Employees

At December 31, 2001, we had approximately 1,550 full-time, permanent employees and 80 temporary employees worldwide.  The employees and temporary employees included approximately 455 in manufacturing, approximately 355 in research and development and approximately 820 in customer service, marketing and sales and general administration.  Some of our approximately 945 employees employed outside the United States are covered by national, industrywide agreements or national work regulations that govern various aspects of employment conditions and compensation.  None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike.  We believe we maintain good employee relations.

Cautionary factors that may affect future results

Our disclosure and analysis in this report and in our 2001 annual report to shareholders contain some forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  From time to time, we also may provide oral or written forward–looking statements in other materials we release to the public.

We undertake no obligation to publicly update forward–looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC.  You should also read the section titled “Use of Estimates in Financial

Reporting” included in Note 1 to the consolidated financial statements included elsewhere in this report.  Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses.  These are factors that we believe could cause our actual results to differ materially from expected and historical results.  Other factors could also adversely affect us.

The semiconductor industry is one of our primary markets for growth and is highly volatile and unpredictable.  The semiconductor manufacturing equipment industry is strongly affected by the supply and demand cycles of the semiconductor industry.  For 2001, sales of our products to the semiconductor industry accounted for approximately 45% of our net product sales, and we expect sales to the semiconductor industry to be a significant contributing factor to future growth in our total net sales.  The semiconductor industry, however, has historically been volatile because of sudden and often unpredictable changes in supply and demand for semiconductors.  In addition, though semiconductors are used in many different products in different markets, these markets are interrelated to various degrees.  As a result, the timing, length and severity of these cycles are difficult to predict.  The semiconductor industry is experiencing a significant downturn that began in the second half of 2001, and estimates vary from industry analysts about how long it will last.

Any significant downturn in general economic conditions in the U.S. or in the markets for our customers’ products could result in a reduction in demand for our products, and during these downturns we may not be able to maintain or exceed our current level of sales.  As a capital equipment provider, our revenues are driven by the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions.  Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses quickly in response to revenue short–falls.  In an economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development and capital equipment requirements.  During a recession, we may experience delays in collecting receivables, which may impose constraints on our working capital.

We operate in highly competitive industries characterized by increasingly rapid technological changes and competitors that may have greater financial and technical resources.  The markets for the sale of microelectronics products, electron optics products and component products are highly competitive.  A number of our existing domestic and international competitors, as well as potential competitors that may enter our market in the future, have greater financial, marketing and production resources than we do.  We believe that some of the technical solutions we provide our customers, including three–dimensional measurement and analysis of structures, are not provided by our competitors.  If some of our competitors or potential competitors develop similar or equivalent solutions and products, their potentially greater resources could allow them to provide these products for a lower cost to customers, which could result in a material adverse effect on our business, financial condition and results of operations.

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

Delays in shipment of our products could substantially decrease our reported sales for a period.  We will continue to derive a substantial portion of our revenues from the sale of a relatively small number of products with high average selling prices, some with list prices as high as $4.2 million per unit.  As a result, the timing of revenue recognition from a single order could have a significant impact on our net sales and operating results for a reporting period.  In addition, a substantial portion of our net sales have generally been realized near the end of each quarter, and sales of electron optics products to government–funded customers have generally been significantly higher in the fourth quarter.  Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter, and delays in shipments of electron optics products during our fourth quarter could have a substantial negative effect on our operating results for that fiscal year.  We cannot forecast with certainty the impact of the factors discussed above on our sales and operating results in any future period.  These factors, however, may result in material adverse fluctuations in our future operating results on a quarterly or annual basis.  Our results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business.  We use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products.  Some key parts may be obtained only from a single supplier or a limited group of suppliers.  In particular, we rely on ETG, a wholly owned subsidiary of Philips, and Frencken Group B.V., a third party supplier, for our supply of mechanical parts and subassemblies, Turk Manufacturing Co. as a supplier of component parts and RIPA Holding B.V. as a sole source for some of our electronic subassemblies.  As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if, in the future, we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies.  We are now seeking to expand our supplier group and to reduce our dependence on single suppliers.

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

The data storage industry is a relatively new and developing market for us and may not develop as much as we expect.  For 2001, sales of our products to the data storage industry accounted for approximately 13% of our net product sales, and we expect sales to this industry to be an important contributing factor to future growth in our total sales.  The data storage industry is a newer market for our products than the other markets that we serve and, as a result, involves greater uncertainties.  These uncertainties could result in material adverse effects on our business, financial condition and results of operations.  For example, although we view the data storage market as a growth market, the market may never fully develop as we expect, or alternative technologies or tools may be introduced.  In addition, the data storage market recently has experienced a significant amount of consolidation.  As a result, our customers in the data storage industry are becoming greater in size and fewer in number, so that the loss of any single customer would have a greater adverse impact upon our results of operations.

We are subject to increased operational costs and other risks because Philips Business Electronics B.V., a subsidiary of Philips, no longer owns a majority of our common stock.  Before our most recent public offering of common stock in May 2001, Philips Business Electronics’s ownership interest in FEI fluctuated within a few percentage points of 50% of our outstanding shares.  At December 31, 2001, Philips Business Electronics beneficially owned approximately 25% of our common stock.  Because Philips Business Electronics is no longer our majority shareholder, some of the tangible and intangible benefits and arrangements previously provided by Philips have terminated and some of these are in the process of being terminated.  Although many of these arrangements have already been addressed, we have not completed the replacement of all of our arrangements with Philips, and in some of these areas we may not be able to find replacement services at a comparable cost.  Even if these services are available at a similar cost, indirect costs are associated with obtaining new vendors, including diversion of management time and resources.  We estimate these changes will collectively result in increased operational costs of approximately $5 million per year, but these increased operational costs could be higher or lower.  These costs, which include increased labor and employee costs, will be partially offset by payments to us from Philips totaling up to $6 million over a three year period pursuant to our agreement with Philips.  During 2001, we recognized $1.4 million of these payments as a reduction to operating expenses and recognized increased operating expenses of approximately the same amount.  These payments would terminate on a change of control of FEI, as defined in our agreement with Philips.

The specific types of increased costs we may incur in the future include the following areas:

•                                  Intellectual Property.  We now have access to some forms of technology through cross-licenses between Philips affiliates and several manufacturers in the electronics industry, and some of our patents are also subject to these cross-licenses.  Some of these cross-licenses provide us with the right to use intellectual property that relates to our core technologies.  In general, these cross-licenses are subject to majority ownership of us by Philips Business Electronics, and, because we are no longer majority owned by Philips Business Electronics, we believe that our business is no longer subject to most of these cross-licenses.  Loss of these cross-licenses could result in our inability to use the previously licensed technology, the necessity of undertaking new licensing arrangements and paying royalties of an undetermined amount, or being subject to patent infringement actions.  Our estimate of increased operational costs does not include potentially required future royalty payments or possible litigation expenses.

•                                  Credit Facility.  In July 2001 we terminated a $75 million credit facility with Philips and we intend to obtain a replacement credit facility in the approximate amount of $100 million in the first half of 2002.  We may not be able to obtain a replacement credit facility on terms as favorable as the Philips facility.

•                                  Labor Costs.  Because Philips Business Electronics no longer owns more than 40% of our capital stock, some of our non-U.S. employees have been required to become part of new collective bargaining units, and pension funds of our employees that were held within Philips’ pension fund have been transferred to new pension funds.  For several years prior to the reduction in Philips’ ownership interest in our shares, Philips’ pension fund was in an overfunded position because the value of its pension assets exceeded the pension benefit obligations.  During that time Philips and its majority-owned subsidiaries, including FEI,  benefited from reduced pension contribution obligations.  We expect our pension costs in The Netherlands will increase by approximately $3.5 million per year compared to 2000 costs, due to the loss by us of the benefit of the overfunding and the terms of the new collective bargaining arrangements.

•                                   Other Costs.  We also had a variety of other arrangements with Philips, such as use of the Philips intranet system for various functions, participation in purchasing programs and use of various administrative services.  Most of these arrangements have changed because Philips Business Electronics no longer owns more than 40% of our capital stock, and some of these changes will result in additional increased costs to our business.

We must continually improve our technology to remain competitive, and our results of operations may be adversely affected if we fail to react to changes in our customers’ technology requirements.  Technology changes rapidly in the semiconductor manufacturing and data storage industries, which are important markets for our products.  As a result, our ability to compete will depend, in part, on our ability to upgrade our existing systems, as well as develop and introduce more advanced systems at competitive prices and on a cost-effective basis to enable our customers to integrate them into their operations either before or as they begin volume product manufacturing.  For example, we have invested significant resources in the development of 300 mm semiconductor wafer manufacturing technology.  If 300 mm fabrication is not widely accepted or we fail to develop 300 mm products that are accepted by the marketplace, our long-term growth could be diminished.  If we are unable to develop these new types of products, our sales could decline and our existing products could lose market acceptance.

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

ITEM 2.                  PROPERTIES

Our corporate headquarters is located in Hillsboro, Oregon, where three other adjacent buildings also house manufacturing and research and development facilities.  We also lease space in two nearby buildings in Hillsboro that house administrative and development personnel.  The leased space totals approximately 143,000 square feet and is used for a range of manufacturing, research and development and administrative activities.  The leases for the six facilities expire between January 31, 2003 and January 31, 2004.  Present lease payments for the six buildings total approximately $148,000 per month.  The Company voluntarily relocated out of approximately 10,000 square feet of space in one of these four buildings and is subleasing this space.

We also maintain an administrative, development and manufacturing facility in Eindhoven, The Netherlands, consisting of approximately 231,000 square feet of space leased for a ten-year term commencing February 1997.  Present lease payments amount to about $143,000 per month.  We lease approximately 91,000 square feet in Peabody, Massachusetts for administrative, development and manufacturing operations, at a cost of about $91,000 per month.  We lease approximately 16,000 square feet in Sunnyvale, California for development operations, at a cost of about $40,500 per month.  We lease approximately 29,000 square feet in Brno, Czech Republic for manufacturing and development operations, at a cost of about $20,000 per month.  We intend to move our Brno facilities into a much larger facility of approximately 94,000 square feet and to terminate the existing lease.  We expect the cost of the leased facilities in Brno to increase by approximately $49,000 per month after we complete this move in January 2003.

We operate principal sales and service offices in leased facilities in Canada, France, Germany, Italy, Japan, The Netherlands, the United Kingdom and the U.S., as well as other smaller offices in the 14 other countries where we have direct sales and service operations.  In some of these locations, we lease space directly and in others obtain space through service agreements with affiliates of Philips.  We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products.  In addition, we believe that if product demand increases, we can use out-sourced manufacturing of spare parts as a means of adding capacity without increasing our direct investment in additional facilities.

ITEM 3.                  LEGAL PROCEEDINGS

We are party to litigation arising in the ordinary course of business.  These actions have not had a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4(a).             EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to our executive officers as of March 1, 2002.

Name	Age	Position
Vahé A. Sarkissian	59	Chairman of the Board, President, Chief Executive Officer and Director
John A. Doherty	56	Senior Vice President, Worldwide Sales
Rob H. J. Fastenau	48	Senior Vice President and General Manager, Electron Optics Products Division
Jim D. Higgs	51	Senior Vice President, Human Resources
John M. Lindquist	41	Senior Vice President and General Manager, Microelectronics Product Group
Stephen F. Loughlin	51	Vice President of Corporate Finance, acting Chief Financial Officer and Controller
Bradley J. Thies	41	Vice President, General Counsel and Secretary

Vahé A. Sarkissian joined us as President, Chief Executive Officer and director in May 1998.  He was named Chairman of the Board of Directors in December 2001.  From 1994 to 1995, he was President and Chief Executive of Metrologix Inc., an electron beam metrology company.  Mr. Sarkissian was with Silicon Valley Group, or SVG, from 1989 to 1993, as President and Chief Operating Officer, and prior to that, as President and Chief Executive Officer of SVG Lithography Systems, a subsidiary of SVG.  Prior to serving at SVG he was a Vice President with Data General Corp.  He has also held several technical and management positions with semiconductor companies, including Advanced Micro Devices, Inc., and has served on the board of several technology companies.  Mr. Sarkissian holds a B.S.E.E. from Northrop University and an M.S.E.E. from the University of Santa Clara.

John A. Doherty became Senior Vice President of Worldwide Sales in October 2001.  Mr. Doherty joined us in August 1999 as Vice President and General Manager for the Asia Pacific Region Sales and Service Division.  From 1984 to August 1999, Mr. Doherty was a founder and Senior Vice President of Sales and Marketing for Micrion Corporation, a manufacturer of equipment used in the semiconductor manufacturing and processing business that merged with FEI in August 1999.  Mr. Doherty holds a B.S. and an M.S. in electrical engineering from Rensselaer Polytechnic Institute.

Rob H. J. Fastenau became Senior Vice President and General Manager of FEI’s Electron Optics Product Division in January 2001.  He joined Philips Electron Optics Division, which was subsequently acquired by FEI, in October 1995 as Director of Research and Development.  From 1981 to 1995, he served in various positions in Philips Research laboratories in The Netherlands and the United States.  Mr. Fastenau holds M.S. and Ph.D. degrees in material science from Delft University.

Jim D. Higgs joined us as Senior Vice President of Human Resources in November 1997.  Prior to joining FEI, Mr. Higgs was the Oregon Site Management Director of Synopsys, Inc. and, prior to its merger into Synopsys, the Vice President of Human Resources for Logic Modeling.  From 1989 to 1990 Mr. Higgs was the Vice President of Human Resources for BiiN, a joint venture between Intel Corporation and Siemens Inc.  Mr. Higgs holds B.S. degrees in business, psychology and physics from the University of Oregon.

John M. Lindquist became Senior Vice President and General Manager, Microelectronics Product Group in May 2000.  Mr. Lindquist joined us in 1989 as an applications scientist.  He has held several positions in the management of marketing and product development, and most recently held the position of Vice President of Marketing from 1998 to 2000.  Prior to joining FEI Company, Mr. Lindquist served as a senior member of the technical staff and Program Manager at Aeroject ElectroSystems Corporation, an engineering and manufacturing company in the defense industry. Mr. Lindquist received his Ph.D. degree in chemistry from the University of California , and a B.Sc. in chemistry from the University of Puget Sound.

Stephen F. Loughlin joined FEI as Controller and Vice President of Corporate Finance in July 2001 and was named acting Chief Financial Officer in December 2001.  From April 1999 through June 2001, he served as Vice President of Finance and Chief Financial Officer for RadiSys Corporation, a leading provider of building blocks enabling next-generation Internet and communications systems.  He spent the previous nine years at Sequent Computer Systems, Inc., a manufacturer and provider of information technology solutions, as Vice President and Controller.  Before that, he was with Wang Laboratories, Inc. as Director of Finance for logistics/manufacturing and system manufacturing/distribution.  Mr. Loughlin holds a B.S. in accounting from Boston College.

Bradley J. Thies rejoined FEI as Vice President, General Counsel and Secretary in May 2001.  He had previously served as our General Counsel and Secretary from February 1999 to April 2000.  From April 2000 to May 2001, Mr. Thies was General Counsel of WebTrends Corporation, an enterprise software company that developed, marketed and sold website monitoring and analytics software.  WebTrends merged with NetIQ Corporation in March 2001.  From February 1998 through February 1999, Mr. Thies was General Counsel of DataWorks Corporation, a company that developed, marketed and sold enterprise resource planning software to medium sized businesses.  DataWorks merged with Platinum Software Corporation in December 1998.  Prior to that time, Mr. Thies was General Counsel of HomeTown Buffet, Inc., a restaurant company, and was in private practice.  Mr. Thies holds a B.A. in political science and history from Willamette University and a J.D. from Columbia Law School.

PART II

ITEM 5.                  MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on The Nasdaq National Market under the symbol “FEIC.”  The following table sets forth, for the periods indicated, the high and low bid prices for our common stock, as reported by The Nasdaq Stock Market’s National Market:

	HIGH	LOW
2000
First quarter	$34.50	$13.25
Second quarter	31.25	16.63
Third quarter	33.50	20.00
Fourth quarter	25.94	15.00
2001
First quarter	30.13	16.63
Second quarter	43.41	17.50
Third quarter	41.70	17.75
Fourth quarter	36.00	20.52

As of March 18, 2002 there were approximately 117 holders of record of our common stock.  We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

In February 1997 we combined with the electron optics business of Koninklijke Philips Electronics N.V., or Philips, pursuant to a combination agreement between FEI and a subsidiary of Philips.  As part of the combination, we agreed to issue to Philips additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options.  During fiscal years 2000 and 2001, we issued 383,823 and 22,317 shares of our common stock to Philips in connection with this agreement.  The shares issued were not registered under the Securities Act of 1933, and the issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.  The consideration we received for the shares issued, together with the shares issued to Philips at the combination closing, was the outstanding shares of Philips Electron Optics International B.V. and Philips Electron Optics, Inc.  As of December 31, 2001, 463,158 shares of our common stock remain issuable under this agreement.

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

ITEM 6.                  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$168,796	$178,771	$216,152	$320,300	$376,004
Cost of sales	106,629	119,579	131,143	183,178	193,612
Gross profit	62,167	59,192	85,009	137,122	182,392
Total operating expenses (1)	95,040	68,768	87,524	100,602	123,318
Operating income (loss)	(32,873)	(9,576)	(2,515)	36,520	59,074
Other expense, net (2)	(622)	(4,129)	(65)	(1,637)	(4,074)
Income (loss) before taxes and cumulative effect of change in accounting principle	(33,495)	(13,705)	(2,580)	34,883	55,000
Income tax expense (benefit)	3,107	(4,797)	4,800	14,073	22,494
Income (loss) before cumulative effect of change in accounting principle	$(36,602)	$(8,908)	$(7,380)	$20,810	$32,506

Income (loss) before cumulative effect of change in accounting principle per share: (3)	$(2.19)	$(0.49)	$(0.34)	$0.74	$1.06
Basic	$(2.19)	$(0.49)	$(0.34)	$0.70	$1.02
Diluted
Weighted average shares outstanding: (3)
Basic	16,677	18,106	21,745	28,091	30,563
Diluted	16,677	18,106	21,745	29,827	31,986

	As of December 31,
	1997	1998	1999	2000	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,394	$15,198	$11,124	$24,031	$176,862
Working capital	64,496	70,350	84,957	91,175	349,024
Total assets	183,022	191,138	288,100	314,823	607,476
Long-term interest-bearing debt	17,844	26,349	36,012	25,674	175,000
Shareholders’ equity	104,889	97,627	152,577	168,289	296,516

(1)                                  Included in 1997 operating expenses is a charge of $38.0 million to write off in-process research and development in connection with the acquisition of the Philips electron optics business and a restructuring charge of $2.5 million incurred in connection with consolidating our Massachusetts operations.  Included in 1998 operating expenses is a restructuring charge of $5.3 million undertaken to consolidate operations, eliminate redundant facilities, reduce operating expenses and provide for outsourcing of certain manufacturing activities.  Included in 1999 operating expenses is a charge of $14.1 million to write off acquired in-process research and development in connection with the acquisition of Micrion Corporation in August 1999 and a restructuring charge of $0.1 million.  Included in 2001 operating expenses is a charge of $3.4 million to write off acquired in-process research and development in connection with acquisitions.

(2)                                  Included in 1998 other expense, net is a valuation charge of $3.3 million taken to reduce the carrying value of a cost method investment. Included in 2001 other expense, net is a valuation charge of $3.7 million to adjust the carrying value of our cost method investment in Surface/Interface to reflect the price we paid to acquire the rest of Surface/Interface in 2001.

(3)                                  Income (loss) before cumulative effect of change in accounting principle per share has been calculated assuming that the shares of our common stock issued to Philips in the acquisition of the Philips electron optics business were outstanding for all periods presented and assuming the shares of our common stock outstanding before the acquisition of the Philips electron optics business were issued as of the closing date of the acquisition of the Philips electron optics business.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We refer to our comprehensive suite of products for three dimensional structural process measurement and analysis as Structural Process Management solutions.  These solutions include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB column and a SEM column on a single platform.  Our customers include leading semiconductor and data storage manufacturers, as well as educational and research institutions and industrial companies located throughout the world.  We also design, manufacture and sell components of electron microscopes and FIB systems to a limited number of original equipment manufacturer, or OEM, customers.  We have research, development and manufacturing operations located in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, The Netherlands; and Brno, Czech Republic.  We have sales and service subsidiaries in 21 countries located throughout North America, Europe and the Asia Pacific region.  We also use independent agents to sell some of our products in various countries, particularly in the Asia Pacific region.

FEI was founded in 1971 to design and manufacture charged particle emitters (ion and electron sources).  We began manufacturing and selling ion and electron focusing columns in the early 1980’s and began manufacturing FIB workstations in 1989.  In 1993 we manufactured and sold our first DualBeam systems.  In 1997 we acquired substantially all of the assets and liabilities of Philips’ electron optics business, a manufacturer of electron microscopes headquartered in Eindhoven, The Netherlands, in exchange for 55% of our common stock outstanding after issuance.  This transaction was accounted for as a reverse acquisition and, as a result, we became a majority owned subsidiary of Philips.  The combination with Philips gave us expanded research and development capabilities, increased manufacturing capacity, a worldwide sales and service organization and additional financial resources.  In 1999 we acquired Micrion Corporation, a manufacturer of single beam FIB systems headquartered in Peabody, Massachusetts.  The acquisition of Micrion broadened our product lines, added research and development strength and expanded our sales and service capabilities in the U.S., Japan and Taiwan.  We expect to continue to expand our business in the future through internal growth and strategic acquisitions and partnerships.

From 1998 through 2000, we experienced growth across all business segments and geographic territories and target end-markets.  For 2001, we grew 17% in total revenues over 2000 driven by the industry and institute and data storage markets, but our components business segment decreased in revenues and we did not grow in the semiconductor end-market or in the Asia Pacific geographic region.  Growth drivers for our business in the semiconductor industry have included shrinking feature geometries, the transition to copper and new dielectrics, the transition to 300 mm size wafers and shortening product life cycles.  In the second half of 2001 our sales were negatively affected in this end-market by the worldwide semiconductor downturn.  In the data storage market, our growth is being driven by the need to measure, analyze and modify increasingly smaller sub-surface features and by the need to trim smaller size pole tips for writing data to the disk surface.  In the industry and institute markets, our growth is being driven by the growing need for ultra high resolution and expanding research into biological structures and materials.  Notwithstanding these factors, a downturn in general economic conditions or in the markets for our customers’ products could result in a reduction in demand for our products.  We make no assurances that we will be able to maintain or exceed our current level of sales in any downturn.

Our standard billing terms usually include a holdback of 10 to 20 percent of the total selling price until completion of the installation and final acceptance of our equipment at the customer’s site.  Effective January 1, 2000, we changed our revenue recognition policy to defer the portion of revenue related to installation and final acceptance until the installation and final acceptance are completed.  This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements or SAB 101.  Previously, we had recognized 100 percent of revenue for products when title passed to the customer.  The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle in the results of operations for 2000.  This net effect reflects the deferral as of January 1, 2000 of $8.4 million of revenue previously recognized.  We recognized all of this $8.4 million in revenue during the year ended December 31, 2000.  The net effect on our reported revenues under SAB 101 compared with our prior revenue recognition policy was a negative $7.9 million for 2000 and a negative $2.8 million for 2001.  We expect to continue to experience volatility in our reported revenues in the near future due to the timing of revenue recognition under SAB 101.  We also receive revenue from services provided to our customers.  Revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue from service contracts is recognized ratably over the term of the service contracts.

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

Our customer base is diverse, but we have historically derived a significant portion of our revenue from sales to a few key customers, and we expect that trend to continue.  Sales to our top 10 customers accounted for 29% of our total net sales in 1999, 31% of our total net sales in 2000 and 29% of our total net sales in 2001, however, no one customer exceeded 10% of our net sales for 1999, 2000 or 2001.

Many of our microelectronics and electron optics products carry high sales values.  Our systems range in list price from about $0.1 million to $4.2 million.  We have derived a substantial portion of our revenue from the sale of a relatively small number of units, and we expect that trend to continue.  As a result, the timing of revenue recognition from a single order could have a significant impact on our net sales and operating results in a given reporting period.  A substantial portion of our net sales has generally been realized near the end of each quarter and sales of electron optics products to government–funded customers have generally been significantly higher in the fourth quarter of the calendar year.  Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter.  Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing systems, which could also have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue has been derived from customers outside of the U.S., and we expect that trend to continue. Total net sales outside the U.S. were 57% in 1999, 58% in 2000 and 57% in 2001.

In addition to the U.S. dollar, we conduct significant business in euros, Japanese yen, British pounds and Czech korunas.  Because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from that geographic region.  Our raw materials, labor and other manufacturing costs are primarily denominated in U.S. dollars, euros and Czech korunas.  This situation has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in 1999, 2000 and 2001.  A weakening of the dollar in relation to the euro or Czech koruna would have an adverse effect on our reported results of operations.  Movement of Asian currencies in relation to the dollar and euro can also affect our reported sales and results of operations because we derive a greater proportion of revenue from the Asia Pacific region than the costs we incur there.  In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.  We attempt to mitigate our currency translation and transaction exposures by using forward exchange contracts.  We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.

In the past, we have derived significant benefits from our relationship with Philips.  These benefits included access to patents and intellectual property and research and development services, participation in Philips’ collective bargaining agreements and pension plans, participation in Philips’ insurance programs, the Philips credit facility, access to Philips’ information technology systems and export and purchasing services provided by Philips.  Now that Philips’ ownership of our common stock has been reduced to approximately 25%, we have begun to incur additional labor and operating costs, which we estimate will aggregate approximately $5 million per year.  These costs will be partially offset by payments to us from Philips totaling up to $6 million over a three-year period pursuant to our agreement with Philips.  During 2001, we recognized $1.4 million of these payments as a reduction to operating expenses and recognized increased operating expenses of approximately the same amount.

Results of Operations

The following table sets forth our statement of operations data as a percentage of net sales.

	Year Ended December 31,
	1999	2000	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.7	57.2	51.5
Gross profit	39.3	42.8	48.5
Research and development	10.1	9.9	11.0
Selling, general and administrative	22.0	19.6	19.0
Amortization of purchased goodwill and technology	1.7	1.9	1.8
Purchased in-process research and development costs	6.5	0.0	0.9
Restructuring and reorganization costs	0.1	0.0	0.0
Operating income (loss)	(1.2)	11.4	15.7
Other expense, net	0.0	(0.5)	(1.1)
Income (loss) before taxes and cumulative effect of change in accounting principle	(1.2)	10.9	14.6
Income tax expense	2.2	4.4	6.0
Income (loss) before cumulative effect of change in accounting principle	(3.4)	6.5	8.6
Cumulative effect of change in accounting principle, net of tax benefit	0.0	(2.3)	0.0
Net income (loss)	(3.4%)	4.2%	8.6%

Totals may not foot due to rounding.

Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales in 2001 increased $55.7 million (17%) compared to 2000.  Net sales in 2000 increased $104.1 million (48%) compared to 1999.

The following table shows our net sales by segment.

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Microelectronics	$84,061	$147,307	$168,482
Electron Optics	83,158	107,982	136,720
Components	11,733	18,277	15,317
Customer Service	37,200	46,734	55,485
	$216,152	$320,300	$376,004

Microelectronics segment sales increased $21.2 million (14%) in 2001 compared to 2000.  Microelectronics segment sales increased $63.2 million (75%) in 2000 compared to 1999.  Of the 2000 increase, $12.8 million was attributable to the acquisition of Micrion, which was included in our results of operations for all of 2000 compared to only five months in 1999.  The broadening of our product lines, the development of new applications for our products and increased acceptance and penetration in the semiconductor, data storage and industry and institute markets has contributed to increased sales volume for this segment.  However, our sales in this segment decreased in the second half of 2001 compared with the first half of 2001 due to the worldwide downturn in the semiconductor industry.

Electron optics segment product sales increased $28.7 million (27%) in 2001 compared to 2000.  Continued market acceptance for our Tecnai TEM products along with the introduction of a new smaller TEM product line resulted in a 28% increase in TEM sales for 2001.  Sales of our SEM products increased 25% from 2000 to 2001 due to strong demand for our new Quanta SEM products and overall increased demand and sales volume.  Electron optics segment sales increased $24.8 million (30%) in 2000 compared to 1999.  Strong demand for our new Tecnai TEM products resulted in a 53% increase in 2000 TEM sales.  Sales of our SEM products increased 9% from 1999 to 2000.

Components segment sales decreased $3.0 million (16%) in 2001 compared to 2000.  Our component segment tends to follow the cyclical pattern of the semiconductor equipment business, which has experienced a significant downturn during 2001.  Components segment sales increased $6.5 million (56%) in 2000 compared to 1999.  Demand for our component products by our OEM customers increased sharply in late 1999 and continued through 2000, as customers increased their production requirements.

Service sales increased $8.8 million (19%) in 2001 compared to 2000.  Service sales increased $9.5 million (26%) in 2000 compared to 1999.  The increase in service segment sales was primarily the result of an increase in the number of systems under service contracts in our installed base.  In addition, we have increased penetration in the semiconductor and data storage markets and the customers in these markets tend to have higher demands for service response time.  In general, our service contracts carry higher prices as the guaranteed response time is shortened.

	Year Ended December 31,
	1999	2000	2001
Net Sales by Geographic Region:
North America	44%	43%	43%
Europe	29	27	32
Asia Pacific Region	25	29	25
Rest of World	2	1	0
	100%	100%	100%

Net sales increased from 2000 to 2001 in both North America and Europe and decreased in the Asia Pacific region.  In North America, sales increased by $25.5 million (18%) from 2000 to 2001 due to increased demand in the data storage and industry and institute markets in that region.  In Europe, sales increased by $31.2 million (36%) from 2000 to 2001.  The growth in 2001 sales in Europe was driven by increased demand in both the semiconductor and industry and institute markets.  In the Asia Pacific region, sales decreased by $0.1 million (0%) from 2000 to 2001.  The decrease is due to reduced demand in both the semiconductor and data storage sectors and the overall depressed economic conditions in that region of the world during the second half of 2001.  Net sales increased from 1999 to 2000 in each of the three major geographic regions in which we sell.  In North America, sales increased by $43.6 million (46%) from 1999 to 2000 primarily due to increased demand for our products in the semiconductor, data storage and industry and institute markets in that region.  In Europe, sales increased by $24.6 million (39%) from 1999 to 2000 primarily due to increased demand in the semiconductor industry and strong demand for our new Tecnai TEM products.  Service revenues also increased in Europe due to the acquisition of the additional sales, distribution and service operations from Philips in December 1999 as well as the increased installed base of systems.  In the Asia Pacific region, sales increased by $40.8 million (77%) from 1999 to 2000 primarily due to increased demand in the semiconductor and data storage industries in that region.

Gross Profit

Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Gross profit as a percentage of sales, or gross margin, was 39.3% in 1999, 42.8% in 2000 and 48.5% in 2001.  The 2000 gross margin was negatively affected by the change in our revenue recognition policy in accordance with SAB 101.  Without this effect, the 2000 gross margin would have been 44.3%.  The 1999 gross margin was negatively affected by $1.0 million of non-cash inventory step-up adjustments related to the Micrion acquisition.  Without these purchase accounting effects, the gross margin would have been 39.8% in 1999.

Our gross margin has improved over the last three years due to several factors.  The most significant factor has been the change in our product mix.  In general, our microelectronics products carry higher gross margins than our electron optics products and our service business, and microelectronics products have increased from 38.9% of our net sales in 1999 to 44.8% of our net sales in 2001.  Our gross margins have also benefited from the favorable effect of exchange rate fluctuations discussed above under the heading Overview in this section.  In addition, our gross margins have been positively affected by increased production volume, greater factory overhead absorption and lower manufacturing costs from outsourcing certain subassemblies.  Our service segment gross margins from 2000 to 2001 have been positively affected by improved economies of scale from an increase in our installed base of systems.  Our service segment experienced a decrease in gross margin from 1999 to 2000 primarily due to the impact of the additional sales, distribution and service operations purchased from Philips in December 1999, which have lower average service business gross margins than our other larger and more established service operations, due to a lack of economies of scale in these smaller markets.  Notwithstanding the positive factors discussed above, potential pricing pressure from competitors that introduce new products into our markets or who benefit from favorable currency exchange movements in their home countries may adversely affect our gross margin in the future.  In addition, unfavorable movements in currency exchange rates may adversely affect our cost of sales or selling prices and therefore our gross margins in the future.  Our gross margins could also be adversely affected by increases in our cost for component parts.

Research and Development Costs

Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software or enhancements to existing products and software.  R&D costs increased $9.9 million (31%) in 2001 compared to 2000 and increased $9.7 million (44%) in 2000 compared to 1999.  As a percentage of sales, R&D costs were 10.1% for 1999, 9.9% for 2000 and 11.0% for 2001.  R&D costs are reported net of subsidies and capitalized software development costs.  These offsets totaled $6.2 million in 1999, $6.2 million in 2000 and $4.9 million in 2001.  Excluding the effects of these offsets, R&D costs increased $8.6 million (23%) in 2001 compared to 2000 and increased $9.7 million (34%) in 2000 compared to 1999.  The increase in R&D costs in 2001 is attributable to increases in engineering headcount, including employees added through two small acquisitions we made in 2001, plus a reduction in subsidy offsets from MEDEA, a European R&D funding organization.  We previously participated in various MEDEA R&D funding programs under the umbrella of Philips, but those ceased when Philips ownership decreased to below 45% in 2001.  We have re-qualified for these programs on a stand-alone basis and expect to continue to receive MEDEA funding.  Of the $9.7 million increase in R&D from 1999 to 2000, $5.4 million is due to the acquisition of Micrion.  We are continuing to invest in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.  We expect our R&D costs to continue to increase over time.

Selling, General and Administrative Costs

Selling, general and administrative, or SG&A, costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs include sales commissions paid to our employees as well as to our agents.  SG&A costs for 2001 increased $8.8 million (14%) compared to 2000, and increased $15.2 million (32%) in 2000 compared to 1999.  As a percentage of sales, SG&A costs were 22.0% in 1999, 19.6% in 2000 and 19.0% in 2001.  The increase in SG&A costs from 2000 to 2001 was a result of higher sales volumes, increased marketing efforts, expansion of our product demonstration capabilities, as well as increased costs for insurance and other services following the separation from Philips.  In 2001 we also incurred shutdown costs of $0.3 million to convert our subsidiary in Korea to an independent agent arrangement and severance costs of $0.9 million as we eliminated some redundant positions.  The increase in SG&A costs from 1999 to 2000 was partially due to the acquisition of Micrion and the additional sales, distribution and service operations from Philips in 1999.  SG&A costs also increased in dollar amount from 1999 to 2000 and from 2000 to 2001 as a result of higher sales volumes.  Sales commissions paid to our employees as well as to our agents increase in amount as our sales volume increases.  The decrease in SG&A costs as a percentage of sales from 1999 to 2000 and from 2000 to 2001 is primarily attributable to higher sales volumes and the fact that many SG&A costs are fixed or semi-fixed rather than variable in nature.

Amortization of Purchased Goodwill and Technology

Purchase accounting for the acquisition of Philips’ electron optics division in 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million that was being amortized over a 15-year period.  Purchase accounting for the Micrion acquisition in August 1999 resulted in the recognition of intangible assets in the amount of $16.3 million for existing technology that is being amortized over a 10-year period, and goodwill of $24.1 million that was being amortized over a 12-year period.  Purchase accounting for acquisitions in 2001 resulted in the recognition of intangible assets in the amount of $9.1 million for existing technology that is being amortized over a 5-year period, and goodwill of $1.4 million that is not being amortized.  In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, which we adopted July 2, 2001, we will no longer amortize purchased goodwill effective January 1, 2002.  Under SFAS No. 142, amortization has been replaced with a periodic impairment test for goodwill.  Amortization of such goodwill totaled $3.1 million in 2001.  Read also Note 2 to the consolidated financial statements included elsewhere in this report and the heading Recently Issued Accounting Pronouncements below.  Amortization of purchased goodwill and technology for 2001 increased $0.6 million (10%) compared to 2000 due to the amortization of existing technology from acquisitions made during 2001.  Amortization of purchased goodwill and technology for 2000 increased $2.4 million (65%) compared to 1999, reflecting 12 months’ amortization from the Micrion acquisition compared to approximately four months’ amortization in 1999.

Purchased In-Process Research and Development

In 2001, purchase accounting for acquisitions resulted in the recognition of intangible assets in the amount of $3.4 million representing the estimated fair value of in-process research and development.  In accordance with our policy to expense research and development costs as they are incurred, these intangible assets were written off with a charge to earnings immediately after the closing of these acquisitions.  In connection with the purchase accounting for these acquisitions, we identified two significant projects under development at the date of acquisition.  Neither of these projects had been proven technologically feasible or had generated revenue as of the date of the acquisition, but both are expected to generate revenue beginning in 2002.  Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the cost of development of these projects.

During 1999, in connection with the purchase accounting for the Micrion acquisition, we identified four significant projects under development at the date of the acquisition.  Two of those projects represented enhancements to the resolution and automation of existing products designed primarily for the semiconductor industry.  Enhancements from the first of these projects have been added to our product line and such enhancements are currently generating revenues.  The second project was discontinued as a separate project following the acquisition by FEI, and the acquired technology was incorporated into our similar product line, which is currently generating revenues.  The third project represented enhancements to the automation of products for the data storage industry.  This technology was incorporated into the related FEI product line and is currently generating revenues.  The fourth project represented development efforts on products for the lithography photo mask repair market.  This project was completed and we introduced a new line of products for the lithography photo mask repair market in 2001, and we are currently generating revenue from such products.  None of the projects in these categories had been proven technologically feasible or had generated revenue as of the date of the acquisition.  In accordance with our policy to expense research and development costs as they are incurred, a charge of $14.1 million associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the merger.  Read also Note 2 to the consolidated financial statements included elsewhere in this report.

Other Income (Expense), Net

Interest income for 1999, 2000 and 2001 represents interest earned on the short-term temporary investment of cash.  The increase in interest income in 2001 compared to 2000 is the result of increased cash balances invested, partially offset by lower average interest rates.  Interest rates decreased significantly during the second half of 2001.  Completion of the common stock offering in May 2001 and the convertible debt offering in August 2001 provided additional cash that has been invested in short-term marketable debt securities.  The increase in interest income in 2000 compared to 1999 is primarily the result of increased principal invested as well as higher average interest rates.  Interest expense for 2001 includes $4,361 for the convertible debt issued in August 2001.  The remaining interest expense in 2001 represents interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility.  Excluding the convertible debt interest, interest expense decreased in 2001 compared with 2000 reflecting lower levels of borrowing and lower interest rates.  Some of the proceeds from the common stock offering in May 2001 were used to reduce borrowings.  Interest expense for 1999 and 2000 represents interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility.  Interest expense increased in 2000 compared with 1999, reflecting higher levels of borrowing and higher average interest rates.

In July 2001, the Company entered into a definitive agreement to purchase the assets of Surface/Interface, and the acquisition closed in August 2001.  As a result of this agreement, we adjusted the carrying value of our existing investment in Surface/Interface to reflect the purchase price in the definitive agreement and recorded a valuation charge to earnings of $3.7 million in the third quarter of 2001.

Income Tax Expense

Our effective income tax rate on pre-tax book income was negative 186% for 1999, 40% for 2000 and 41% for 2001.  Our effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., research and experimentation tax credits earned in the U.S., the nondeductible write-off of purchased in-process research and development costs, the amortization of goodwill that is not deductible for income tax purposes as well as other factors.  The 1999 effective rate was adversely affected primarily by the charge for in-process research and development associated with the Micrion acquisition.  The 2000 effective rate was adversely affected primarily by goodwill amortization.  The 2001 effective tax rate was adversely affected primarily by state and foreign taxes, in-process research and development on acquisitions and goodwill amortization and was positively affected by tax credits for research and experimentation.  Read also Note 8 to the consolidated financial statements included elsewhere in this report.

In addition to the factors mentioned above, our effective income tax rate on pre-tax book income can be affected by changes in statutory tax rates in the U.S. and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the U.S. governing research and experimentation credits and foreign sales corporations and other factors.  The World Trade Organization recently ruled against the U.S. tax policies covering U.S. exports and it is unclear what action, if any, the U.S. government may take in response to this ruling.  Therefore, we are not able to estimate the future effective income tax rate we may incur.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by $152.8 million in 2001 to $176.9 million as of December 31, 2001.  The most significant reasons for this increase in cash were the common stock offering in May 2001, the convertible debt offering in August 2001 and positive cash flows from operations of $62.2 million.  In 2000, cash and cash equivalents increased by $12.9 million to $24.0 million as of December 31, 2000, primarily as a result of positive cash flows from operations.  Excluding the effects of changes in working capital components, operating activities generated $64.6 million of cash in 2001, $25.3 million in 2000, and $21.0 million of cash in 1999.  The improved cash flow from operations was primarily due to improved operating results over this three-year period.

Short-term investments were $118.8 million as of December 31, 2001.  These investments represent marketable debt securities which had maturities greater than 90 days when we purchased them.  All such investments are scheduled to mature in less than 12 months from the balance sheet date.  We intend to hold these securities to their maturity dates.

Accounts receivable decreased $2.7 million from 2000 to 2001 and increased $6.1 million from 1999 to 2000.  The decrease in receivables in 2001 was due to improved collections.  For 2000, the increase in receivables was due to increased sales volume.  Our days sales outstanding, or DSO, calculated on a quarterly basis, improved from 80 days in the fourth quarter of 2000 to 77 days in the fourth quarter of 2001.  Inventories increased $16.7 million from 2000 to 2001 and $0.3 million from 1999 to 2000.  The increase in 2001 was primarily due to increased production materials on hand, which includes our 300 mm product line, and an increase in loaner systems at key customer accounts where we are jointly developing applications.  As a result of this increase in inventory, our inventory turnover rate, calculated on a quarterly basis, went from 3.4 in the fourth quarter of 2000 to 2.7 in the fourth quarter of 2001.  Current liabilities increased $20.8 million from 2000 to 2001 and $23.1 million from 1999 to 2000.  These increases resulted from growth in our business.

We incurred capital expenditures for acquisition of equipment of $22.1 million in 2001, $13.9 million in 2000 and $8.3 million in 1999.  These expenditures included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers.  We have expanded our demonstration capabilities over the last three years.  The lower capital spending level in 1999 was in anticipation of the business combination with Micrion, which added both domestic and offshore application laboratory and demonstration equipment.  We also invest in equipment for development, manufacturing and testing purposes.  We lease the real property used in our business.  We expect to continue to invest in capital expenditures to further expand our business, particularly for demonstration equipment and loaner systems.  We also invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers.  We capitalized software development costs of $2.0 million in 2001, $2.4 million in 2000 and $2.9 million in 1999.  We also expect to continue to invest in software development as we develop new software for our existing products and new products under development.

During 1999, 2000 and 2001 we made several business investments in addition to ongoing investments in equipment and product development.  The largest of these investments was the August 1999 purchase of Micrion.  Purchase consideration for this transaction, including transaction costs, consisted of cash and shares of our common stock totaling $69.4 million.  The cash portion of the purchase price, paid to Micrion’s former shareholders, totaled $32.9 million.  In December 1999 we acquired additional sales, distribution and service operations from Philips in a number of smaller market areas.  Purchase consideration included a cash payment of $3.3 million to Philips, which was recorded as a dividend because the transaction was between entities under common control.  In September 1999 we invested $3.0 million to acquire a 9.5% interest in Surface/Interface, Inc., a start-up company, which introduced an atomic force microscopy tool for the semiconductor industry.  In conjunction with the investment, we entered into a distribution agreement through which we marketed, sold and serviced the equipment.  We also obtained an option to purchase additional equity at a predetermined price.  In June 2000 we invested an additional $1.3 million in Surface/Interface, bringing our ownership percentage to 12.6% as of December 31, 2000.  In August 2001 we purchased all of the assets and assumed certain liabilities of Surface/Interface.  The purchase price of $12.4 million included $0.8 million cash, 131,880 shares of FEI common stock valued at $5.0 million, the assumption of $4.1 million of Surface/Interface’s liabilities and the adjusted value of our previous investment and advances to Surface/Interface of $2.5 million.  In April 2001, we acquired all of the outstanding common stock of Deschutes Corporation.  The purchase price of $3.0 million included $0.7 million of cash, 50,628 shares of FEI common stock valued at $1.3 million and $1.1 million of liabilities assumed.  The purchase price may be increased by an additional amount of up to $0.6 million (consisting of 11,872 shares of FEI common stock valued at $0.3 million and $0.3 million of cash) if certain milestones are met within 24 months after closing.  We expect to continue to use acquisition and investment opportunities to augment our growth and market position.

On February 25, 1999 we entered into a $50.0 million unsecured revolving credit agreement with Philips, our majority shareholder at the time.  In August 2000 this Philips credit facility was amended, increasing our borrowing capacity to $75.0 million.  As of December 31, 2000, borrowings under the credit facility were $24.1 million.  On July 30, 2001, we terminated the credit facility with Philips, and the outstanding balance was repaid in full.  We are currently holding discussions with several banks about a replacement credit facility, and we expect to implement such a facility in 2002.  We expect that if we establish such a new bank credit facility, the terms will carry a higher cost than the terms of our prior Philips credit facility.

We also maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the U.S. and various limited facilities in selected foreign countries.  In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $4.4 million facility in the Netherlands for the purpose of issuing standby letters of credit/bank guarantees.  At December 31, 2001, we had outstanding standby letters of credit/bank guarantees totaling approximately $9.3 million to secure customer advance deposits under these bank facilities.  We also had outstanding at December 31, 2001 $5.1 million of foreign bank guarantees that are secured by cash balances.

On August 3, 2001, we issued $175 million of convertible subordinated notes, due August 15, 2008, through a private offering.  Our proceeds, net of underwriting discounts, commissions and debt issuance expenses, totaled $169.1 million.  The notes are redeemable at our option beginning in 2004, or earlier if the price of our common stock exceeds specified levels.  The notes bear interest at 5.5%, payable semi-annually.  The notes are convertible into our common stock, at the note holder’s option, at a price of $49.52 per share at any time up through their maturity.  We are using the proceeds of this note offering for working capital and general corporate purposes.

Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2006.  The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs.  The leases generally provide renewal options at current market rates.  Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense was $3.9 million in 1999, $5.0 million in 2000 and $6.3 million in 2001.

On May 22, 2001, we completed a public offering of 3,066,666 shares of FEI common stock sold by us and 6,133,334 shares of FEI common stock sold by Philips.  Our proceeds, net of underwriting discounts, commissions and offering expenses, totaled $88.0 million.  We used $ 26.0 million of the proceeds from this stock offering to pay off the Philips line of credit and are using the remainder for working capital and general corporate purposes.  With completion of the offering, Philips’ ownership of FEI common stock was reduced to approximately 8.1 million shares, or 25.6% of the total FEI common shares outstanding, compared with 49.7% ownership prior to the offering.

In August 1999, in connection with the acquisition of Micrion, we sold 3,913,299 shares to Philips Business Electronics in a private transaction providing $31.4 million in net proceeds to us.

We also issue shares under our employee stock purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time.  We also grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs.  During 1999 1,161,565 shares were sold or granted under these programs as compared to 617,312 shares sold or granted in 2000 and 1,010,123 shares sold or granted in 2001.  These programs generated cash of $1.2 million in 1999, $4.7 million in 2000 and $3.6 million in 2001.

From time to time we have repurchased our own common stock in the open market and retired the shares.  On September 18, 2001 we announced a program to repurchase up to 2,000,000 shares of our common stock.  The program may be suspended at any time or from time to time by our board of directors.  During 2001, we repurchased and retired 50,000 shares of our common stock at a total cost of $1.0 million under this program.  In 2000 we repurchased and retired 22,500 shares of our common stock at a total cost of $0.7 million.

We assess liquidity needs by evaluating cash balances on hand, available borrowings under our credit facilities, working capital trends and expected cash flows from operating activities versus our investment needs.  In consideration of these factors, we believe that we have adequate financial resources for at least the next 12 months.

The following table shows our estimated contractual commitments.

	Year Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
Debt repayments (1)	$—	$—	$—	$—	$—	$175,000	$175,000
Operating leases (2)	7,393	6,539	5,102	3,218	1,986	403	24,641
Purchase commitments (2)	5,855	—	—	—	—	—	5,855

(1)           Holders of this convertible note debt may require the Company to repurchase the notes prior to maturity in the event of a change of control of the Company, as further described in the note indenture.

(2)           These non-cancelable operating lease and purchase commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the U.S.

We issue standby letters of credit and bank guarantees from time to time in the normal course of our business.  The following table shows the expiration periods for the standby letters of credit and bank guarantees we had outstanding at December 31, 2001:

	Year Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
Standby letters of credit and bank guarantees (1)	$13,775	$448	$95	$—	$—	$47	$14,365
Lease guarantees (1)	683	268	47				998

(1)           These contingent obligations are not reflected on the consolidated balance sheet under accounting principles generally accepted in the U.S.

Related Party Activity

Before May 22, 2001, Philips owned a majority interest in FEI.  As a consolidated affiliate of Philips, we participated in certain Philips sponsored or administered programs.  Following the sale of FEI stock by Philips, we no longer participate in certain Philips sponsored or administered programs.  We continue to purchase certain of these services from Philips and certain other of these services are procured from other suppliers.  The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 exceeds the amounts previously paid to Philips.  Under terms of a supplemental agreement effective December 31, 2000, Philips will pay up to $6 million to the Company over a three-year period to reduce the effect of these increased costs.  These payments would terminate on a change of control of FEI, as defined in the agreement.  During 2001, we recognized $1.4 million of these payments as a reduction to operating expenses and recognized increased operating expenses of approximately the same amount.

A number of Philips sales organizations acted as distributors for our products in their respective countries until November 1999.  In addition, certain Philips business units purchase our products and services for internal use.  Sales to Philips amounted to $17.8 million, $9.5 million and $3.1 million during 1999, 2000 and 2001, respectively.

A substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.  Materials purchases from Philips and its affiliates amounted to $18.6 million in 1999, $26.4 million in 2000 and $32.1 million in 2001.  Additional discussion of related party transactions is included in Note 12 to the consolidated financial statements included elsewhere in this report.

Significant Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, warranty liabilities, income tax related contingencies, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill, and the timing of revenue recognition.  It is reasonably possible the estimates may change in the near future.

The allowance for doubtful accounts is estimated based on past collection problems, known trends with current customers, and the need for a general overall reserve against receivables to cover unknown future collection problems.  The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts.

Inventory is stated at lower of cost or market with cost determined by standard cost methods, which approximate the first-in, first-out method.  Inventory costs include material, labor and manufacturing overhead.  Reserves for inventory obsolescence and excess quantities are established based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products, and known trends in markets and technology.  Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service.  As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is to ultimately be used.

Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized through December 31, 2001 on a straight-line basis over the estimated economic life for acquisitions made before July 1, 2001.  For acquisitions made after June 30, 2001, purchased goodwill is not amortized.  Effective January 1, 2002, purchased goodwill will also not be amortized for acquisitions made before July 1, 2001.  We must periodically evaluate the fair value of purchased goodwill and determine if there has been any impairment in the recorded value.  See also the heading Recently Issued Accounting Pronouncements below.

Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology.  We are currently using amortization periods ranging from 5 years to 12 years for these assets.  Changes in technology could affect our estimate of the useful lives of such assets.  Please also read Note 2 of the consolidated financial statements included elsewhere in this report.

We capitalize certain software development costs for software expected to be sold within our products.  Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets.  Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, which is usually 3 years.  Changes in technology could affect our estimate of the useful life of such assets.

We evaluate the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.

Our products generally carry a one-year warranty.  A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades.  Our estimate of warranty cost is based primarily on our history of warranty repairs and maintenance.  For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology.  While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past.

For products produced according to our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer.  For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer.  In each case, the portion of revenue applicable to installation and customer acceptance is recognized upon meeting specifications at the installation site.  For new applications of the Company’s products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

Recently Issued Accounting Pronouncements

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities requiring that all derivatives be recognized in the balance sheet and measured at fair value.  The adoption of SFAS No. 133 did not have a material effect on our financial position, results of operations or cash flows.

We adopted SFAS No. 141, Business Combinations, effective July 1, 2001.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.  We have used the purchase method of accounting for all acquisitions in our history.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets.  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  SFAS No. 142 becomes effective for our fiscal year beginning January 1, 2002.  We are evaluating SFAS No. 142, and other than the cessation of amortization of goodwill, we have not yet determined the impact of adoption on our financial position or results of operations.  The amount of amortization expense for goodwill was $3.1 million in 2001.  We expect to complete our evaluation of impairment under SFAS No. 142 no later than June 30, 2002.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations.  SFAS No. 144 becomes effective for our fiscal year beginning January 1, 2002.  We are evaluating SFAS No. 144 and have not yet determined the impact of adoption on our financial position or results of operations.

Backlog

Our backlog consists of purchase orders we have received for products and services we expect to ship and deliver within the next 12 months, although there is no assurance that we will be able to do so.  At December 31, 2001 our total backlog was $136 million.  At December 31, 2000 our total backlog was $166 million.  Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date.  A substantial portion of our backlog relates to orders for products with a relatively high average selling price.  As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date.  For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Quarterly Results of Operations - Unaudited

The following table presents unaudited consolidated financial data for each of the eight quarters in 2000 and 2001.  In our opinion, this information has been prepared on the same basis as the audited consolidated financial information appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods.  The operating results for any quarter are not necessarily indicative of results for any future period.

The results for the three months ended July 1, 2001 include a charge of $3.7 million in other expense, net to adjust the carrying value of the investment in Surface/Interface as a result of the acquisition.  The results of the three months ended September 30, 2001 include a charge of $3.4 million in operating expenses for purchased in-process research and development associated with 2001 acquisitions.

As discussed in Note 1 to the consolidated financial statements included elsewhere in this report, we changed our accounting method for revenue recognition in the fourth quarter of 2000, effective January 1, 2000, in accordance with the requirements of SAB 101.  Accordingly, the results for the three months ended April 2, 2000, include the cumulative effect of implementing SAB 101.

	2001
	April 1	July 1	September 30	December 31
Net sales	$93,515	$94,042	$91,880	$96,567
Cost of sales	48,572	46,352	47,105	51,583
Gross profit	44,943	47,690	44,775	44,984
Total operating expenses	28,059	30,905	32,849	31,505
Operating income	16,884	16,785	11,926	13,479
Other expense, net	(195)	(2,724)	(785)	(370)
Income before taxes	16,689	14,061	11,141	13,109
Income tax expense	6,466	5,493	5,532	5,003
Net income	$10,223	$8,568	$5,609	$8,106
Income per share:
Basic	$0.36	$0.29	$0.18	$0.25
Diluted	$0.34	$0.27	$0.17	$0.24
Shares used in per share calculation:
Basic	28,686	29,951	31,844	32,055
Diluted	29,976	31,336	33,332	33,416

	2000
	April 4	July 2	October 1	December 31
Net sales	$64,722	$77,843	$82,791	$94,944
Cost of sales	37,225	46,095	48,863	50,995
Gross profit	27,497	31,748	33,928	43,949
Total operating expenses	22,209	24,166	25,751	28,476
Operating income	5,288	7,582	8,177	15,473
Other expense, net	(212)	(548)	(434)	(443)
Income before taxes and cumulative effect of Change in accounting principle	5,076	7,034	7,743	15,030
Income tax expense	2,114	2,791	3,317	5,851
Income before cumulative effect of change in accounting principle	$2,962	$4,243	$4,426	$9,179
Cumulative effect of change in accounting principle	(7,499)	-0-	-0-	-0-
Net income (loss)	$(4,537)	$4,243	$4,426	$9,179
Income before cumulative effect of change in accounting principle per share:
Basic	$0.11	$0.15	$0.16	$0.32
Diluted	$0.10	$0.15	$0.15	$0.31
Shares used in per share calculation:
Basic	27,603	27,890	28,121	28,315
Diluted	28,780	28,971	29,872	29,702

Our operating results have fluctuated in the past and may fluctuate significantly in the future.  Fluctuations in operating results may be caused by a variety of factors, including the relatively high unit cost of our microelectronics and electron optics products, competitive pricing pressures, conditions in our principal markets, the timing of orders from major customers, new product introductions, customer cancellation or delay of shipments, long sales cycles, changes in the mix of products sold and the proportion of domestic and international sales, specific feature requests by customers, product delays and supply chain difficulties and currency exchange rate fluctuations.  We will continue to derive a substantial portion of our revenues from the sale of a relatively small number of microelectronics and electron optics products.  As a result, the timing of revenue recognition from a single order could have a significant impact on our net sales and operating results for a reporting period.  A substantial portion of our net sales have generally been realized near the end of each quarter and sales of electron optics products to government-funded customers have generally been significantly higher in the fourth quarter.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries.  Each of the foreign subsidiaries keeps its accounting records in its respective local currency.  These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results of operations and financial position.  The major foreign currencies in which we face periodic fluctuations are the euro (and prior to 2001 the related underlying European currencies), the Czech koruna, the Japanese yen and the British pound sterling.  Although for each of the last three years more than 55% of our sales occurred outside of the U.S., a large portion of these foreign sales were denominated in U.S. dollars and euros.  As a result of an overall strengthening of the U.S. dollar against European currencies and Japanese yen in 2001, net sales were negatively affected.  Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date.  The resulting translation adjustments increased shareholders’ equity and comprehensive income for 2001 by $1.1 million.

We do not enter into derivative financial instruments for speculative purposes.  From time to time we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions.  As of December 31, 2001, the aggregate stated amount of these contracts was $30.9 million.  Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of December 31, 2001 would decrease by approximately $1.5 million.  The decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

Interest Rate Sensitivity

We borrowed funds under variable rate borrowing arrangements through July 2001.  We have not hedged our exposure to interest rate risk.  Since we have no variable interest rate debt outstanding at December 31, 2001, we would not experience a material impact on our income before taxes as the result of a 1% increase in short-term interest rates.

We maintain a short-term investment portfolio consisting primarily of fixed rate commercial paper, corporate notes and bonds and other fixed rate securities, with maturities less than one year.  An increase or decrease in interest rates of 10% would not have a material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of FEI Company

Hillsboro, Oregon

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company implemented Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000.

DELOITTE & TOUCHE LLP

Portland, Oregon

January 28, 2002

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 2001

	2000	2001
	(In Thousands, Except Share Data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,031	$176,862
Short-term investments	—	118,814
Receivables (net of allowance for doubtful accounts of $3,216 and $ 3,521 at December 31, 2000 and 2001, respectively)	83,680	81,010
Current accounts with Philips	5,266	2,401
Inventories	59,796	76,533
Deferred income taxes	22,525	16,900
Other current assets	5,850	7,300
Total current assets	201,148	479,820

EQUIPMENT	28,171	34,526

PURCHASED GOODWILL AND TECHNOLOGY	59,540	63,177

OTHER ASSETS	25,964	29,953

TOTAL ASSETS	$314,823	$607,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,682	$27,569
Accrued payroll liabilities	11,553	12,026
Accrued warranty reserves	15,202	16,647
Deferred revenue	20,037	29,125
Income taxes payable	9,982	17,804
Other current liabilities	20,517	27,625

Total current liabilities	109,973	130,796

CONVERTIBLE DEBT	—	175,000

BANK LINE OF CREDIT BORROWINGS	1,534	—

CREDIT FACILITY WITH PHILIPS	24,140	—

DEFERRED INCOME TAXES	9,984	4,100

OTHER LIABILITIES	903	1,064

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - 500,000 shares authorized; none issued and outstanding	—	—
Common stock - 45,000,000 shares authorized; 28,488,760 and 32,053,028 issued and outstanding as of December 31, 2000 and 2001, respectively	222,547	317,140
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(42,874)	(10,368)
Accumulated other comprehensive loss	(10,268)	(9,140)
Total shareholders’ equity	168,289	296,516
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$314,823	$607,476

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

	1999	2000	2001
	(In Thousands, Except Share Data)
NET SALES	$216,152	$320,300	$376,004

COST OF SALES	131,143	183,178	193,612
Gross profit	85,009	137,122	182,392

OPERATING EXPENSES:
Research and development	21,937	31,617	41,503
Selling, general and administrative	47,650	62,834	71,620
Amortization of purchased goodwill and technology	3,717	6,151	6,757
Purchased in-process research and development	14,089	—	3,438
Restructuring and reorganization costs	131	—	—
Total operating expenses	87,524	100,602	123,318
OPERATING INCOME (LOSS)	(2,515)	36,520	59,074

OTHER INCOME (EXPENSE):
Interest income	715	879	4,662
Interest expense	(1,162)	(2,336)	(5,230)
Valuation adjustment	—	—	(3,718)
Other	382	(180)	212
Total other expense, net	(65)	(1,637)	(4,074)

INCOME (LOSS) BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,580)	34,883	55,000

INCOME TAX EXPENSE	4,800	14,073	22,494

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(7,380)	20,810	32,506

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $4,405	—	(7,499)	—
NET INCOME (LOSS)	$(7,380)	$13,311	$32,506

PER SHARE DATA:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.34)	$0.74	$1.06
Cumulative effect of change in accounting principle	—	(0.27)	—
Net income (loss)	$(0.34)	$0.47	$1.06

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.34)	$0.70	$1.02
Cumulative effect of change in accounting principle	—	(0.25)	—
Net income (loss)	$(0.34)	$0.45	$1.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,745,065	28,090,554	30,563,270
Diluted	21,745,065	29,827,353	31,986,313

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

	1999	2000	2001
	(In Thousands)
NET INCOME (LOSS)	$(7,380)	$13,311	$32,506

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment, zero taxes provided in 2000 and 2001, $1,136 taxes provided in 1999	(2,030)	(1,740)	1,128

COMPREHENSIVE INCOME (LOSS)	$(9,410)	$11,571	$33,634

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

	Common Stock		Note Receivable From	Accumu- lated	Accumu- lated Other Comprehensive
	Shares	Amount	Shareholder	Deficit	Loss	Total
	(In Thousands, Except Share Data)
BALANCE, JANUARY 1, 1999	18,318,095	$150,751	$(1,116)	$(45,510)	$(6,498)	$97,627

Net loss	—	—	—	(7,380)	—	(7,380)
Employee purchases of common stock through employee stock purchase plan	141,815	764	—	—	—	764
Stock options exercised	56,921	452	—	—	—	452
Sale of stock to Philips	3,913,299	31,385	—	—		31,385
Shares issued for acquisitions	5,064,150	34,684	—	—	—	34,684
Dividend paid to Philips	—	—	—	(3,295)	—	(3,295)
Restricted stock award	50,000	370	—	—	—	370
Translation adjustment	—	—	—	—	(2,030)	(2,030)

BALANCE, DECEMBER 31, 1999	27,544,280	218,406	(1,116)	(56,185)	(8,528)	152,577

Net income	—	—	—	13,311	—	13,311
Employee purchases of common stock through employee stock purchase plan	189,062	1,404	—	—	—	1,404
Stock options exercised	389,095	3,250	—	—	—	3,250
Shares issued to Philips for pre-merger options exercised	383,823	—	—	—	—	—
Sale of stock to Philips	5,000	144	—	—	—	144
Repurchase of common stock	(22,500)	(657)	—	—		(657)
Translation adjustment	—	—	—	—	(1,740)	(1,740)

BALANCE, DECEMBER 31, 2000	28,488,760	222,547	(1,116)	(42,874)	(10,268)	168,289

Net income	—	—	—	32,506	—	32,506
Employee purchases of common stock through employee stock purchase plan	120,173	2,065	—	—	—	2,065
Stock options exercised	210,732	1,553	—	—	—	1,553
Shares issued to Philips for pre-merger options exercised	22,317	—	—	—	—	—
Shares issued in public offering	3,066,666	87,994	—	—	—	87,994
PEO Combination resolution (Note 12	—	(5,000)	—	—	—	(5,000)
Shares issued for acquisitions	194,380	6,588	—	—	—	6,588
Repurchase of common stock	(50,000)	(1,009)	—	—		(1,009)
Tax benefit of non-qualified stock options exercised	—	2,402	—	—	—	2,402
Translation adjustment	—	—	—	—	1,128	1,128
BALANCE, DECEMBER 31, 2001	32,053,028	$317,140	$(1,116)	$(10,368)	$(9,140)	$296,516

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

	1999	2000	2001
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,380)	$13,311	$32,506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,513	10,359	13,194
Amortization	5,198	7,920	9,204
Purchased in-process research and development	14,089	-	3,438
Loss on retirement of fixed assets and demonstration systems	1,355	176	354
Valuation adjustment	—	—	3,718
Deferred taxes on income	(1,190)	(6,479)	(259)
Tax benefit of non-qualified stock options exercised	—	—	2,402
Restricted stock award	370	—	—
Decrease (increase) in assets:
Receivables	(11,172)	(6,052)	2,680
Current accounts with Philips	(6,307)	(5,171)	(2,135)
Inventories	7,015	3,074	(14,560)
Other assets	(7,450)	(732)	(4,925)
Increase (decrease) in liabilities:
Accounts payable	7,226	11,320	(7,056)
Accrued payroll liabilities	2,000	4,758	473
Accrued warranty reserves	(3,778)	6,423	1,445
Deferred revenue	(3,129)	(590)	8,228
Other liabilities	10,867	91	13,489
Net cash provided by operating activities	16,227	38,408	62,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(8,335)	(13,901)	(22,122)
Investment in software development	(2,866)	(2,413)	(2,005)
Investment in unconsolidated affiliate	(3,000)	(1,250)	—
Short-term investments	—	—	(118,814)
Acquisition of patents	—	—	(200)
Acquisitions, net of cash acquired	(32,699)	—	(1,400)
Net cash used in investing activities	(46,900)	(17,564)	(144,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank lines of credit	(16,398)	342	(1,534)
Net borrowings (repayments) under credit facility with Philips	15,721	(10,680)	(24,140)
Proceeds from convertible debt offering, net of expenses	—	—	169,119
Proceeds from common stock offering, net of expenses	—	—	87,994
Proceeds from exercise of stock options and employee stock purchases	1,216	4,654	3,618
Proceeds from sale of stock to Philips	31,385	144	—
Dividend paid to Philips	(3,295)	—	—
Repurchase of common stock	—	(657)	(1,009)
Net cash provided by (used in) financing activities	28,629	(6,197)	234,048

EFFECT OF EXCHANGE RATE CHANGES	(2,030)	(1,740)	1,128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,074)	12,907	152,831

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,198	11,124	24,031

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,124	$24,031	$176,862

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share Data)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – FEI Company and its wholly-owned subsidiaries (“FEI” or the “Company”) design, manufacture, market and service products based on focused charged particle beam technology.  The Company’s products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”) and DualBeam systems that combine a FIB column and a SEM column on a single platform.  The Company also designs, manufactures and sells some of the components of electron microscopes and FIBs to other manufacturers.  The Company has research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, The Netherlands; and Brno, Czech Republic.  Sales and service operations are conducted in the United States of America (“U.S.”) and 21 countries located throughout North America, Europe and the Asia Pacific Region.  The Company also sells its products through independent agents and representatives in various countries.  The Company’s products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial and institutional organizations in the life sciences and material sciences industries.

Basis of Presentation–The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Financial Reporting – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, warranty liabilities, income tax related contingencies, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill, and the timing of revenue recognition.  It is reasonably possible the estimates may change in the near future.

Concentration of Credit Risk – Instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and receivables.  The Company’s investment policy limits investments with any one issuer to five percent or less of the total investment portfolio, with the exceptions of money market funds which may comprise up to 25 percent of the total investment portfolio and securities issued by the U.S. government or its agencies which may comprise up to 100 percent of the total investment portfolio.  The Company’s exposure to credit risk concentrations within its receivables balance is limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographies.

Dependence on Key Suppliers – Although many of the components and subassemblies included in the Company’s system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Enabling Technologies Group B.V. (“Philips Enabling Technologies Group”).  A second supplier, RIPA Holding B.V., is currently a sole source for electronic sub-assemblies that were previously manufactured at the Company’s facilities in Eindhoven.  In addition, the Company obtains a significant portion of its component parts from a limited number of suppliers.  The Company believes some of the components supplied to it are available to the suppliers only from single sources.  Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules.  Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company.  In the ordinary course of business, the Company continually evaluates its existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

Foreign Currency Translation – Assets and liabilities denominated in a foreign currency, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date.  Gains and losses resulting from the translation of assets, liabilities and equity are included in accumulated other comprehensive loss on the consolidated balance sheet.  Transactions representing revenues, costs and expenses are translated using an average rate of exchange for the period.  Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statements of operations as other income (expense), and aggregated $362 in 1999, $(267) in 2000 and $833 in 2001.

Forward Exchange Contracts – Most of the Company’s subsidiaries transact some business in currencies other than their functional currencies.  As a result, changes in foreign currency exchange rates may have an impact on the Company’s operating results.  Forward exchange contracts are used to offset a portion of the risk of foreign currency fluctuations.  The Company does not hold or issue derivative financial instruments for trading purposes.  The purpose of the Company’s hedging activities is to reduce risk that the eventual cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  The Company accounts for such forward exchange contracts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, realized and unrealized gains and losses on such contracts are recognized in the consolidated statements of operations concurrent with the related transactions.  The related assets and liabilities at December 31, 2001 are not material.

Asset Impairment – The Company evaluates the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If there is an indication of impairment, the Company prepares an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying value of the asset, the Company adjusts the carrying amount of the asset to its estimated fair value.

Cash and Cash Equivalents – Include cash deposits in banks, money market funds and other highly liquid marketable securities with original maturities of three months or less at the date of acquisition.

Short-Term Investments – Marketable securities with maturities of greater than three months and less than one year at the date of acquisition are considered short-term investments.  All such investments are classified as held-to-maturity and, accordingly, are carried at amortized cost on the consolidated balance sheet.

Inventories are stated at lower of cost or market with cost determined by standard cost methods which approximate the first-in, first-out method.  Inventory costs include material, labor and manufacturing overhead.  Service inventories that exceed the estimated requirements for the next 12 months based on recent usage levels are reported as other assets.  Management has established inventory reserves based on estimates of excess and/or obsolete current and noncurrent inventory.

Deferred Income Taxes – Deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.  Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

Equipment, including systems used in research and development activities, production and in demonstration laboratories, is stated at cost and depreciated over estimated useful lives of approximately three to seven years using the straight-line method.  Leasehold improvements are amortized over the shorter of their economic lives or the lease term.  Maintenance and repairs are expensed as incurred.

Purchased Goodwill and Technology – Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired, was amortized through December 31, 2001 on a straight-line basis over the estimated economic life for acquisitions made before July 1, 2001.  For acquisitions made after June 30, 2001, purchased goodwill is not amortized.  See also Recently Issued Accounting Pronouncements below.  Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology.  The value of purchased in-process research and development in a business combination, which represents the net present value of products under development as of the combination date, is expensed immediately following the date of business combination.  Changes in technology could affect the Company’s estimate of the useful lives of such assets.  See Note 2.

Software Development Costs – The Company capitalizes certain software development costs for software expected to be sold with the Company’s products.  Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets.  Once the Company begins to include such software in its products, these costs are amortized over the estimated economic life of the software.  Changes in technology could affect the Company’s estimate of the useful life of such assets.  See Note 5.

Product Warranty Costs – The Company’s products generally carry a one-year warranty.  A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades.  The Company’s estimate of warranty cost is based on its history of warranty repairs and maintenance.  While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past.

Deferred Revenue represents customer deposits on equipment orders and pre-paid service contract revenue.

Revenue Recognition and Cumulative Effect of Change in Accounting Principle – For products produced according to the Company’s published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer.  For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer.  In each case, the portion of revenue applicable to installation and customer acceptance is recognized upon meeting specifications at the installation site.  For new applications of the Company’s products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

The Company also provides service for its products.  Revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue from service contracts is recognized ratably over the term of such service contracts.

The Company’s billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a hold-back of 10 to 20 percent on the total purchase price subject to completion of the installation and final acceptance process at the customer site.  Effective January 1, 2000, the Company changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed.  This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”).  Previously, the Company had recognized 100 percent of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since the Company has historically completed such installation services successfully and since such services have required minimal costs to complete.  The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle for the year ended December 31, 2000.  This net effect reflects the deferral as of January 1, 2000 of $8,442 of revenue previously recognized and the accrual of $3,462 in cost of sales previously deferred.  The Company recognized the $8,442 in deferred revenue included in the cumulative effect adjustment as of January 1, 2000 during the year ended December 31, 2000.

Research and Development costs are expensed as incurred, except for capitalized software development costs (see above).

Advertising Costs are expensed as incurred.  The amount of advertising expense was $2,509 in 1999, $2,716 in 2000 and $1,893 in 2001.

Stock-Based Compensation – The Company measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.  See Note 9.

Supplemental Cash Flow Information – Cash paid for interest totaled $1,121 in 1999, $1,836 in 2000 and $1,234 in 2001.  Cash paid for income taxes totaled $366 in 1999, $13,263 in 2000 and $14,673 in 2001.  Issuance of common stock for acquisition of businesses was $6,588 in the year ended December 31, 2001.  Assumption of debt for acquisition of businesses was $5,174 in the year ended December 31, 2001.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements – On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities requiring that all derivatives be recognized in the balance sheet and measured at fair value.  The adoption of SFAS No. 133 did not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company adopted SFAS No. 141, Business Combinations, effective July 1, 2001.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  SFAS No. 142 becomes effective for the Company’s fiscal year beginning January 1, 2002.  The Company is evaluating SFAS No. 142, and other than the cessation of amortization of goodwill, has not yet determined the impact of adoption on its financial position or results of operations.  The amount of amortization expense for goodwill was $3,149 in 2001.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations.  SFAS No. 144 becomes effective for the Company’s fiscal year beginning January 1, 2002.  The Company is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position or results of operations.

2.          MERGERS AND ACQUISITIONS

Micrion Corporation - August 1999

On August 13, 1999, the Company acquired all of the outstanding common stock of Micrion Corporation (“Micrion”), a Massachusetts corporation engaged in the design, manufacture, sale and service of focused charged particle beam systems, in a transaction accounted for under the purchase method.  Micrion’s results of operations are included in the consolidated financial statements for the period subsequent to August 13, 1999.  The total purchase price of $69,355 consisted of the fair value of the Company’s 5,064,150 newly issued shares of common stock valued at $34,684, $30,385 in cash paid to Micrion shareholders and transaction costs of $4,286, including investment banking fees and legal fees associated with required regulatory processes.

The Company obtained independent appraisals of the fair market value of the intangible assets, inventory and equipment acquired in order to assist management in allocating the total purchase price to the assets acquired and liabilities assumed.  To determine the value of each of Micrion’s product lines, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets.  The resulting operating income projections for each product line were discounted to net present value.  This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition.  For existing technology product lines, the discount rate used was 15 percent, representing management’s estimate of the equity cost of capital for Micrion.  For products which had not yet been proven technologically feasible, the discount rates applied ranged from 21 to 23 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

Management allocated the Micrion purchase price to the assets acquired and liabilities assumed as follows:

Current assets, including cash of $1,801	$32,683
Equipment	6,342
Existing technology intangible asset	16,277
Goodwill	24,091
In-process research and development	14,089
Deferred income taxes	2,807
Liabilities assumed	(26,934)

Total purchase price	$69,355

In estimating the value of purchased in-process research and development, the Company identified four significant projects under development at the date of the acquisition.  Two of those projects represented enhancements to the resolution and automation of existing products designed primarily for the semiconductor industry.  Enhancements from the first of these projects have been added to the Company’s product line and such enhancements are currently generating revenues for the Company.  The second project was discontinued as a separate project following the acquisition by FEI, and the acquired technology was incorporated into the Company’s similar product line, which is currently generating revenues for the Company.  The third project represented enhancements to the automation of products for the data storage industry.  This technology was incorporated into the related FEI product line and is currently generating revenues for the Company.  The fourth project represented development efforts on products for the lithography photo mask repair market.  This project was completed and the Company introduced a new line of products for the lithography photo mask repair market in 2001, and is currently generating revenue from such products.  None of the projects in these categories had been proven technologically feasible or had generated revenue as of the date of the acquisition.  In accordance with the Company’s policy to expense research and development costs as they are incurred, a charge of $14,089 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the merger.

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

The amortization periods for existing technology and goodwill were established at 10 and 12 years, respectively.  In accordance with SFAS No. 142, the Company will cease amortization of the goodwill effective January 1, 2002.  The product lines associated with the existing technology are expected to continue to generate revenues for an extended period of time.  The Company’s major product lines consist of basic platform systems, which are modified and enhanced over time as new features and capabilities are added to the platform.  It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies, or both, may be reduced due to competitive pressures or other factors.  Management periodically evaluates the remaining economic useful lives and amortization periods for these intangible assets.

Pro forma combined statements of operations data, presented as if the merger had occurred on January 1, 1999 are as follows:

Year Ended
December 31, 1999*
Net sales	$235,890

Net loss	$(17,480)

Pro forma net loss per share	$(0.64)

Pro forma weighted average shares outstanding	27,356

*	Pro forma results for 1999 include the $14,089 charge for in-process research and development resulting from the Micrion acquisition.

Concurrent with the merger, Koninklijke Philips Electronics NV (“Philips”) purchased from the Company 3,913,299 newly issued shares of common stock for $31,385 in cash.

Additional Philips Sales and Service Organizations – December 1999

In December 1999, the Company acquired from Philips the electron optics sales distribution and service operations located in 19 countries.  The purchase price for these businesses was their Net Operating Capital (“NOC”) at the time of acquisition, plus $3,295.  The purchase price totaled $2,879, consisting of NOC of $(416), plus $3,295.  Because the transaction was conducted among parties under common control, the assets acquired and liabilities assumed were recorded at net book value, and the $3,295 additional payment to Philips was reported as a dividend.

2001 Acquisitions

On April 24, 2001, the Company acquired all of the outstanding common stock of Deschutes Corporation (“Deschutes”), a manufacturer of focused charged particle beam systems, in a transaction accounted for under the purchase method.  Deschutes’ results of operations are included in the consolidated financial statements for the period subsequent to April 24, 2001.  The purchase price of $3,012 included $650 of cash, 50,628 shares of FEI common stock valued at $1,279 and $1,083 of liabilities assumed.  The purchase price may be increased by an additional amount of up to $600 (consisting of 11,872 shares of the Company’s common stock, valued at $300, and $300 of cash) if certain milestones are met.

On August 13, 2001, the Company purchased all of the assets and assumed certain liabilities of Surface/Interface, Inc. (“Surface/Interface”), a supplier of stylus nanoprofilometry systems, in a transaction accounted for under the purchase method.  Activity of the Surface/Interface business is included in the consolidated financial statements for the period subsequent to August 13, 2001.  The purchase price of $12,365 included $750 cash, 131,880 shares of FEI common stock valued at $5,009, the assumption of $4,091 of Surface/Interface’s liabilities and the Company’s previous investment and advances to Surface/Interface of $2,515.  The Company’s Chief Executive Officer and members of his family held an ownership interest in Surface/Interface up to the date of the acquisition in August 2001.

For each of these acquisitions, management estimated the fair value of the intangible assets, inventory, and equipment acquired in order to allocate the total purchase price to the assets acquired and liabilities assumed.  To determine the value of the technology and product lines acquired, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets.  The resulting operating income projections were discounted to a net present value.  This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition.  For existing technology product lines, the discount rate used was 25 to 30 percent representing management’s estimate of the weighted average cost of capital for the acquired businesses.  For research projects on products which had not yet been proven technologically feasible, the discount rate applied was 32 to 37 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

The existing technology is being amortized over its estimated useful life of five years.  It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies, or both, may be reduced due to competitive pressures or other factors.  Management periodically evaluates the remaining economic useful lives and amortization periods for these intangible assets.

The total purchase price of Deschutes was allocated $204 to current assets, $28 to equipment, $2,185 to existing technology, $200 to goodwill and $395 to in-process research and development.  In estimating the value of purchased in-process research and development, the Company identified one significant project under development at the date of the acquisition.  This project represents enhanced electronic components for FIB systems that may reduce manufacturing costs in the future.  This project had not been proven technologically feasible nor had it generated cost savings as of the date of the evaluation.  However, this project is expected to begin generating cost savings in 2002.  In accordance with the Company’s policy to expense research and development costs as they are incurred, a charge of $395 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the acquisition.  In estimating the value of existing technology, one existing product line was identified primarily for the data storage industry.  This existing product line is currently generating revenue for the Company.

The total purchase price of Surface/Interface was allocated $327 to current assets, $575 to equipment, $315 to other assets, $6,889 to existing technology, $1,216 to goodwill and $3,043 to in-process research and development.  In estimating the value of purchased in-process research and development, the Company identified one significant project under development at the date of the acquisition.  This project represents enhanced automation to Surface/Interface’s existing product line.  This project had not been proven technologically feasible nor had it generated revenue as of the date of the evaluation.  However, this project is expected to begin generating revenue in 2002.  In accordance with the Company’s policy to expense research and development costs as they are incurred, a charge of $3,043 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the acquisition.  In estimating the value of existing technology, two existing product lines were identified primarily for the semiconductor metrology market.  The existing product lines are currently generating revenue for the Company.

Purchased Goodwill and Technology

Purchased goodwill and technology consisted of the following:

			December 31,
	Amortization Period		2000	2001
Existing technology from PEO Combination, net of amortization of $5,268 and $6,642, respectively	12 years		$11,222	$9,848
Existing technology from Micrion acquisition, net of amortization of $2,287 and $3,914, respectively	10 years		13,990	12,363
Existing technology from other acquisitions, net of amortization of $-0- and $605, respectively	5 years		—	8,469
Goodwill from PEO Combination, net of amortization of $4,472 and $5,614, respectively	15 years	*	12,795	11,561
Goodwill from Micrion acquisition, net of amortization of $2,551 and $4,558, respectively	12 years	*	21,533	19,520
Goodwill from other acquisitions			—	1,416
Purchased goodwill and technology, net			$59,540	$63,177

*  Amortization will be discontinued effective January 1, 2002 in accordance with SFAS No. 142.

3.             INVENTORIES

Inventories consisted of the following:

	December 31,
	2000	2001
Raw materials and assembled parts	$28,917	$37,006
Service inventories; estimated current requirements	5,401	7,247
Work in process	19,968	24,253
Finished goods	18,523	18,604
	72,809	87,110
Reserve for obsolete inventory	(13,013)	(10,577)
Total inventories	$59,796	$76,533

4.             EQUIPMENT

Equipment consisted of the following:

	December 31,
	2000	2001
Leasehold improvements	$3,202	$4,675
Machinery and equipment	24,406	28,923
Demonstration systems	17,721	26,196
Other fixed assets	8,747	11,193
	54,076	70,987
Accumulated depreciation	(25,905)	(36,461)
Total equipment	$28,171	$34,526

5.             OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2000	2001
Service inventories, estimated noncurrent requirements, net of obsolescence reserves of $7,550 and $9,686, respectively
	$13,706	$17,301
Capitalized software development costs, net of amortization of $3,629 and $5,016, respectively
	5,260	5,175
Debt issuance costs, net of amortization of $-0- and $350, respectively	—	5,532
Patents, net of amortization of $82 and $163, respectively	239	358
Investment in unconsolidated affiliates	4,250	—
Deposits and other	2,509	1,587
Total other assets	$25,964	$29,953

Software development costs capitalized during the years ended December 31, 1999, 2000 and 2001 were $2,866, $2,413 and $2,005, respectively.  Amortization of software development costs was $1,562 in 1999, $1,748 in 2000 and $2,016 in 2001.

In September 1999, the Company purchased 1,231,982 shares of preferred stock in Surface/Interface for $3,000 in cash.  In June 2000, the Company purchased an additional 513,326 shares of preferred stock for $1,250 in cash.  In August 2001, the Company purchased all of the assets and assumed certain liabilities of Surface/Interface.  As a result of the 2001 acquisition, the Company adjusted the carrying value of its previous investment in Surface/Interface to reflect the acquisition purchase price and recorded a valuation charge to earnings of $3,718 in 2001.

6.             CREDIT FACILITIES

From February 1999 through July 2001, the Company had a credit facility with Philips that provided borrowing capacity of up to $75,000.  Advances could be made in three currencies and bore interest at LIBOR plus 0.75%.  The weighted average interest rate in effect was 4.44% at December 31, 2000.  The Company terminated the credit facility in July 2001, and all of the outstanding balance under the credit facility was repaid in full at that time.

The Company maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited bank facilities in selected foreign countries.  In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. and a $4,389 unsecured and uncommitted bank facility in The Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At December 31, 2001, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $9,314 to secure customer advance deposits under these bank facilities.  The Company also had outstanding at December 31, 2001 $5,051 of foreign bank guarantees that are secured by cash balances.

On August 3, 2001, the Company issued $175 million of convertible subordinated notes, due August 15, 2008, through a private placement.  The notes are redeemable at the Company’s option beginning in 2004, or earlier if the price of the Company’s common stock exceeds specified levels.  The notes bear interest at 5.5%, payable semi-annually.  The notes are convertible into common stock of the Company, at the note holder’s option, at a price of $49.52 per share.

7.             LEASE OBLIGATIONS

Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2006.  The lease agreements generally provide for payment of base rental amounts plus the Company’s share of property taxes and common area costs.  The leases generally provide renewal options at current market rates.

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense was $3,876 in 1999, $4,998 in 2000 and $6,367 in 2001.

The approximate future minimum rental payments due under these agreements as of December 31, 2001 are $7,393, $6,539, $5,102, $3,218 and $1,986 for the years ending December 31, 2002 through 2006, respectively, and $403 thereafter.

8.             INCOME TAXES

Income tax expense on income before cumulative effect of change in accounting principle consisted of the following:

	Year Ended December 31,
	1999	2000	2001
Current:
Federal	$1,415	$10,064	$11,141
State	(11)	1,772	2,982
Foreign	4,586	8,945	8,187
Subtotal	5,990	20,781	22,310
Deferred expense (benefit)	(1,190)	(6,708)	184
Total tax expense	$4,800	$14,073	$22,494

The effective income tax rate applied to income (loss) before cumulative effect of change in accounting principle varies from the U.S. federal statutory rate due to the following:

	Year Ended December 31,
	1999	2000	2001
Expected tax expense (benefit) at statutory rates	$(858)	$12,209	$19,250
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(5)	656	1,637
Foreign taxes, including U.S. export benefit	(73)	(957)	612
Research and experimentation credit	—	—	(1,985)
Purchased in-process research and development	4,931	—	1,203
Goodwill amortization	676	1,089	1,102
Other	129	1,076	675
Total tax expense	$4,800	$14,073	$22,494

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	2000	2001
Deferred tax assets:
Accrued liabilities	$1,004	$576
Warranty reserves	5,583	5,215
Inventory reserves	8,303	6,151
Allowance for bad debts	996	929
Basis differences in investments	290	424
Net capital loss carryforwards	1,360	2,763
Revenue recognition	5,850	5,179
Net operating loss carryforwards	1,663	1,476
Foreign jurisdictions	2,218	1,533
Basis difference in equipment	—	53
Other assets	369	264
Gross deferred tax assets	27,636	24,563

Valuation allowance	(1,663)	(1,476)

Net deferred tax assets	25,973	23,087

Deferred tax liabilities:
Capitalized software development costs	(1,923)	(246)
Existing technology and other intangibles	(10,480)	(8,727)
Basis difference in equipment	(755)	—
Foreign jurisdictions	—	(1,290)
Other liabilities	(274)	(24)

Total deferred tax liabilities	(13,432)	(10,287)

Net deferred tax asset	$12,541	$12,800

Net capital loss carryforwards of $1,293 will expire in 2002 and $1,430 will expire in 2006 if not utilized by the Company.

These deferred tax components are reflected in the consolidated balance sheet as follows:

	December 31,
	2000	2001
Deferred tax:
Current asset	$22,525	$16,900
Long-term liability	(9,984)	(4,100)
Net deferred tax asset	$12,541	$12,800

As of December 31, 2001, U.S. income taxes have not been provided for approximately $58,000 of cumulative undistributed earnings of several non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside the U.S.  Foreign tax provisions have been provided for these cumulative undistributed earnings.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.  Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The U.S. Internal Revenue Service (“IRS”) recently completed auditing the Company’s federal income tax returns for the years 1997, 1998 and 1999.  The outcome of the IRS audit did not have a material effect on the Company’s financial position, results of operations or cash flows.

9.            SHAREHOLDERS’ EQUITY

Capital Stock — As of December 31, 2001, 3,733,665 shares of common stock were reserved for stock incentive plans.

On February 21, 1997, the Company acquired substantially all of the assets and liabilities of the electron optics business of Philips, in a transaction accounted for as a reverse acquisition (the “PEO Combination”).  As part of the PEO Combination, the Company agreed to issue to Philips additional shares of common stock of the Company whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options.  The Company receives no additional consideration for these shares issued to Philips under this agreement.  The Company issued 383,823 shares in 2000 and 22,317 shares in 2001 to Philips under this agreement.  As of December 31, 2001, 463,158 shares of the Company’s common stock are potentially issuable and reserved for issuance as a result of this agreement.

On May 22, 2001, the Company completed a public offering of 3,066,666 shares of FEI common stock sold by the Company and 6,133,334 shares of FEI common stock sold by Philips.  Proceeds to the Company, net of underwriting discounts, commissions and offering expenses, totaled $87,994.  At completion of the offering, Philips’ ownership of FEI common stock was reduced to approximately 8.1 million shares, or 25.6% of the total FEI common shares then outstanding, compared with 49.7% ownership prior to the offering.

On September 18, 2001 the Company announced a share repurchase program had been approved by the Board of Directors.  The program allows the purchase of up to 2 million shares of the Company’s common stock over a nine month period ending June 18, 2002.  During 2001, the Company repurchased and retired 50,000 shares at a total cost of $1,009.

Stock Incentive Plans — The Company maintains stock incentive plans for selected directors, officers, employees and certain other parties which allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses and stock appreciation rights and to sell restricted stock.  The 1995 Stock Incentive Plan (“1995 Plan”) allows for issuance of a maximum of 4,000,000 shares.  The 1995 Supplemental Stock Incentive Plan (“1995 Supplemental Plan”) allows for issuance of a maximum of 500,000 shares.  The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the discretion of the Board of Directors.

Options are granted under various vesting arrangements, up to a maximum of five years.  Options expire after a maximum of ten years.  Options outstanding are summarized as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 1998	1,493,530	$7.39	284,051	$9.99

Options granted	1,019,750	8.24
Options exercised	(56,921)	7.93
Options expired or cancelled	(150,474)	8.53
Balance, December 31, 1999	2,305,885	7.66	678,727	7.78

Options granted	428,250	23.14
Options exercised	(389,095)	8.36
Options expired or cancelled	(335,652)	7.86
Balance, December 31, 2000	2,009,388	10.79	574,235	7.40

Options granted	928,450	27.69
Options exercised	(210,732)	7.96
Options expired or cancelled	(142,767)	12.58
Balance, December 31, 2001	2,584,339	$16.99	874,749	$9.14

Additional information regarding options outstanding as of December 31, 2001 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Outstanding as of December 31, 2001	Weighted Avg. Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 31, 2001	Weighted Average Exercise Price

$ 6.12 - $6.62	627,142	6.7	$6.60	452,461	$6.60
$ 6.63 - $10.87	641,597	7.2	8.31	311,587	8.05
$ 10.88 - $23.88	654,100	8.7	22.61	93,570	21.15
$ 24.50 - $40.33	661,500	9.3	30.15	17,131	30.26
	2,584,339	8.0	$16.99	874,749	$9.14

The weighted average fair value of options granted, as calculated under SFAS No. 123, was $5.56 in 1999, $15.65 in 2000 and $18.50 in 2001.

Employee Stock Purchase Plan — In 1998 the Company implemented an Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of common stock of the Company.  The purchase price is set at a 15 percent discount from market price at the beginning or end of each six-month purchase period, whichever is lower.  The ESPP allows a maximum purchase of 1,000 shares by each employee during any 12-month purchase period.  During 1999, employees purchased 141,815 shares at an average purchase price of $5.39.  During 2000, employees purchased 189,062 shares at an average purchase price of $7.43.  During 2001, employees purchased 120,173 shares at an average purchase price of $17.18.  At December 31, 2001, 451,050 shares of common stock were reserved for issuance under the ESPP.  The weighted average fair value in excess of the purchase price for ESPP shares purchased, as calculated under SFAS No. 123, was $2.42 in 1999, $3.55 in 2000 and $9.73 in 2001.

Restricted Stock Award and Purchase — On June 25, 1998, in connection with the commencement of his employment with FEI, Vahé Sarkissian, Chairman, President and Chief Executive Officer, was granted a stock bonus of 50,000 shares of common stock of FEI.  The stock was valued at $7.41 per share, or $370, the fair market value on the date of grant.  25,000 shares of the stock bonus were subject to forfeiture if Mr. Sarkissian’s employment as Chief Executive Officer of FEI terminated before June 25, 1999.  Effective June 25, 1998, the Company loaned Mr. Sarkissian an amount equal to his federal and state tax liability for the stock bonus.  This loan is forgiven at the rate of 20% annually if Mr. Sarkissian remains employed by the Company.

Also on June 25, 1998, in connection with his commencement of employment, FEI sold to Mr. Sarkissian 150,620 shares of common stock of FEI subject to specified restrictions.  The purchase price for the shares was $7.41, or $1,116, the fair market value on the date of purchase.  The restriction on these shares is removed at a rate of 20% on June 25, 1998 and an additional 20% annually thereafter through the year 2002.  Effective June 25, 1998, FEI loaned Mr. Sarkissian the amount of $1,116 for the purchase of these restricted shares.

Disclosure of Stock Based Compensation Costs — No compensation cost has been recognized for stock options granted or ESPP shares issued at fair value on the date of grant or issuance.  Had compensation cost for the Company’s stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts shown as follows:

	Year Ended December 31,
	1999	2000	2001
Net income (loss):
As reported	$(7,380)	$13,311	$32,506
Pro forma	(10,550)	10,974	27,380

Net income (loss) per share, basic:
As reported	$(0.34)	$0.47	$1.06
Pro forma	(0.49)	0.39	0.90

Net income (loss) per share, diluted:
As reported	$(0.34)	$0.45	$1.02
Pro forma	(0.49)	0.37	0.86

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	1999	2000	2001
Dividend yield	0.0%	0.0%	0.0%
Expected volatility (based on historical volatility)	72.3%	78.3%	79.6%
Weighted average risk-free interest rate	5.7%	6.2%	4.6%
Weighted average expected term	5.7 years	5.0 years	5.1 years

The fair value of ESPP shares was estimated at the start of each purchase period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	1999	2000	2001
Dividend yield	0.0%	0.0%	0.0%
Expected volatility (based on historical volatility)	72.3%	78.3%	79.6%
Weighted average risk-free interest rate	5.1%	4.8%	2.2%
Weighted average expected term	0.5 years	0.5 years	0.5 years

10.          EARNINGS PER SHARE

The Company reports basic and diluted net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.  The difference between basic and diluted net income (loss) per share is a result of the dilutive effect of outstanding stock options, which are considered potential common shares.  The difference between the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	1999	2000	2001
Weighted average shares outstanding-basic	21,745,065	28,090,554	30,563,270
Dilutive effect of stock options calculated using the treasury stock method	—	1,736,799	1,423,043
Weighted average shares outstanding-diluted	21,745,065	29,827,353	31,986,313

All potentially dilutive securities outstanding during 1999 have been excluded from the calculation for that year because their effect would reduce the net loss per share and therefore would be anti-dilutive.  During the years ended December 31, 2000 and 2001, 139,050 and 185,150 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.  In addition, $175,000 of convertible debt issued in 2001 can be converted into 3,533,926 shares of the Company’s stock, and these shares have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive in 2001.

11.          EMPLOYEE BENEFIT PLANS

Pension Plans - Employee pension plans have been established in many foreign countries in accordance with the legal requirements and customs in the countries involved.  The majority of employees in Europe, Asia and Canada are covered by defined benefit or defined contribution pension plans.  Employees in the U.S. are not covered by pension plans.  The benefits provided by these plans are based primarily on years of service and employees’ compensation near retirement.  The funding policy for the plans is consistent with local requirements in the countries of establishment.

Through August 31, 2001 certain of these pension plans were sponsored by Philips.  The Company’s share of the cost or benefit under these plans was determined by Philips and allocated to the Company.  In certain countries the return on invested assets exceeded the cost of the benefit under these Philips pension plans, and the Company was allocated a portion of the rebate that Philips received.  The Company’s net pension benefit under these Philips sponsored pension plans was $(210) in 1999, ($1,576) in 2000 and ($1,421) in 2001.  Because the Company’s employees represented less than 1% of the total active participants in these Philips plans, and because separate pension records are not maintained for each participating company, the Company did not account for its share of plan assets and obligations within the Philips sponsored plans.

Effective September 1, 2001, employees who previously participated in the Philips sponsored pension plans were transferred to other pension arrangements.  Employees in The Netherlands began participating with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund.  Pension costs relating to this multi-employer plan were $1,142 for 2001.  Employees in Europe outside The Netherlands are now covered through a defined contribution plan.  Contributions to this plan for 2001 totaled $18.

In certain foreign countries, employees are covered by pension plans under local legal requirements.  The total cost of these additional pension plans was $189 in 1999, $437 in 2000 and $426 in 2001.  These supplemental pension plans are not funded.  A liability for the projected benefit obligations of these supplemental plans of $903 and $1,064 is included in other non-current liabilities as of December 31, 2000 and 2001, respectively.

Post-Employment Benefits Other Than Pensions — Most of the Company’s employees in The Netherlands are provided group health insurance after retirement.  Government based programs in the Netherlands provide this benefit after the normal retirement age of 65.  For those employees that elect early retirement at age 62, the Company continues to provide the employer’s portion of the health insurance premium until the normal retirement age of 65 is reached.  Through August 31, 2001, these benefits in The Netherlands were generally provided under Philips sponsored plans.  In accordance with SFAS No. 106, Philips began accruing for the related transition obligation over a 20-year period at the corporate level, commencing in 1993.  The portion of the corporate provision allocable to the Company’s operations was charged to the Company by Philips.  Based on the number of the Company’s employees located in The Netherlands, a charge of approximately $75 each year has been allocated to the Company by Philips.  Effective September 1, 2001, the Company is responsible for providing these same post-retirement benefits for certain future early retirees of the Company in The Netherlands.  The Company has not yet determined the transition benefit obligation or un-funded liability from these programs.  The Company does not expect that the effect of accounting for these post-retirement benefits will have a material effect on the Company’s financial position, results of operations or cash flows.

Profit Share Plan — In 2000 the Company implemented a Profit Share Plan (“PSP”) covering substantially all employees of the Company who are not already covered by an incentive compensation plan.  The PSP pays employees a share of company profits on a semi-annual basis, subject to approval by the Company’s Board of Directors.  For 2000 and 2001, the total cost of the PSP was $2,155 and $3,037, respectively.  During 1999, the Company maintained an Employee Incentive Plan (“EIP”) for employees in the U.S. that was based on achieving certain targeted levels of operating income determined by the Board of Directors on a year-to-year basis.  For 1999, the total cost of the EIP was $695.

Profit Sharing 401(k) Plan — The Company maintains a profit sharing 401(k) plan that covers substantially all U.S. employees.  Employees may elect to defer a portion of their compensation, and the Company may contribute an amount approved by the Board of Directors.  The Company matches 100 percent of employee contributions to the 401(k) plan up to one and one half percent of each employee’s eligible compensation.  In addition, a supplemental match may be approved by the Board of Directors, based on company performance, up to a maximum of an additional three percent of eligible compensation.  Employees must meet certain requirements to be eligible for the Company matching contribution.  The Company contributed $676 in 1999, $1,312 in 2000 and $1,553 in 2001 to this plan.  The Company’s 401 (k) plan does not allow for the investment in shares of stock of FEI.

12.          RELATED-PARTY ACTIVITY

Relationship with Philips — On February 21, 1997 FEI acquired substantially all of the assets and liabilities of the electron optics business of Philips in a transaction accounted for as a reverse acquisition.  Philips received 55 percent of the then outstanding common stock of the Company in the exchange.  Philips maintained majority control of FEI until May 22, 2001, when its ownership was reduced through a secondary public stock offering (see Note 9).  The following paragraphs describe various business transactions and relationships between the Company and Philips.

Agreement with Philips Effective as of December 31, 2000 — During 2001, the Company and Philips entered into an agreement effective as of December 31, 2000 (the “Supplemental Agreement”) that clarifies certain relationships and transactions between the parties.  Certain terms of the agreement became effective May 22, 2001, or 120 days after May 22, 2001, the day Philips’ ownership fell below 45% of the Company’s outstanding common stock.  The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips’ insurance programs and the Philips credit facility.  Under the agreement, the Company no longer participates in certain Philips sponsored or administered programs.  The Company continues to purchase certain of these services from Philips and certain other of these services are procured from other suppliers.  The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 is in excess of the amounts previously paid to Philips.  Under terms of the Supplemental Agreement Philips will pay up to $6,000 to the Company over a three-year period to reduce the effect of these increased costs.  These payments would terminate on a change of control of FEI, as defined in the agreement.  During 2001, the Company recognized $1,351 of these payments as a reduction to operating expenses, and recognized increased operating expenses of approximately the same amount.

The Supplemental Agreement resolved a number of issues and transactions between the parties in anticipation of the reduction in Philips’ ownership interest in the Company below 45%.  In connection with the resolution of these issues, the Company reduced current accounts with Philips and common stock by $5,000 to adjust the amount of division equity of the Philips electron optics business recorded at the original date of the PEO Combination.  This division equity was originally recorded as common stock of FEI in the reverse acquisition accounting treatment of the PEO Combination.

Sales to Philips Organizations — A number of Philips sales organizations acted as distributors for the Company’s products through November 1999 in their respective countries (see Note 2).  In addition, certain Philips business units purchase the Company’s products and services for internal use.  Sales to Philips amounted to $17,763 in 1999, $9,518 in 2000 and $3,078 in 2001.

Materials Purchased from Philips — See Note 1.  A substantial portion of the subassemblies included in the Company’s FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.  Materials purchases from Philips and its affiliates amounted to $18,600 in 1999, $26,398 in 2000 and $32,080 in 2001.

Purchases Under Philips Arrangements and Terms — From time to time, the Company purchased materials, supplies and services under collective purchase agreements and purchase conditions negotiated by Philips for the benefit of its group of companies.  For this service, the Company has paid a fixed annual fee amounting to $186 in 1999, $127 in 2000 and $111 in 2001.  These arrangements generally end after December 31, 2001.  The Company also participated in certain business insurance programs under terms arranged by Philips through May 22, 2001.  Effective May 23, 2001, the Company obtained its own independent business insurance.  The benefits to the Company of these arrangements cannot be calculated precisely, but management believes that the costs of procuring these goods and services on a stand alone basis are higher than the cost under the Philips arrangements.

Employment Related Arrangements — Through the majority shareholdings of Philips, the Company had the benefit of certain collective bargaining arrangements and the Philips rate for social charges in The Netherlands and other countries.  Effective May 22, 2001, when Philips was no longer the majority shareholder, the Company negotiated new collective bargaining arrangements and a new social charge rate was applied to the Company, which resulted in increased labor costs for the Company.  See also Note 12.

Facilities Leased from Philips — The Company leases sales, service and administrative facilities from Philips in certain countries.  The Company paid Philips approximately $1,355 in 1999, $1,537 in 2000 and $1,392 in 2001 for rent of these facilities.

Development Services Provided by Philips — The Company purchases research and development services from Philips central research facility.  The Company paid $950 in 1999, $1,668 in 2000 and $3,208 in 2001 for such services.  The Supplemental Agreement provided for no rate increase for these services through the end of 2001.  The cost per hour of these services is expected to increase in 2002 by 40%.

Intellectual Property — Prior to May 22, 2001, most of the patents used by the Company relating to its Electron Optics business segment products and certain Microelectronics business segment products were licensed from Philips and its affiliates.  As part of the PEO Combination, the Company acquired perpetual rights to certain patents owned by Philips.  The Supplemental Agreement provides for the transfer of ownership of most of these patents to the Company.  The Supplemental Agreement specified certain other patents that are jointly owned and may be jointly used by Philips and FEI, and also provided for the license by FEI of certain patents owned by Philips.  In addition, the Company had access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide, and the Company’s patents were also subject to such cross-licenses.  Some of these cross-licenses provide the Company with the right to use intellectual property that relates to its core technologies.  In general these cross licenses were subject to continued majority ownership of the Company by Philips.  The reduction below majority ownership by Philips, which occurred on May 22, 2001, could result in increased royalty costs, or patent infringement actions and the costs associated with such claims, including direct costs as well as the diversion of management and technical resources.

Other Services Provided by Philips — In connection with the PEO Combination, the Company entered into various services agreements with Philips affiliates to continue to provide to FEI certain administrative, accounting, customs, export, human resources, import, information technology, logistics and other services that had been provided to the Company since February 1997.  The Company paid Philips approximately $5,979 in 1999, $5,942 in 2000 and $4,504 in 2001 for these administrative and other services.

Current Accounts with Philips — Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units.  Most of the current account transactions relate to deliveries of goods, materials and services.

Current accounts with Philips consist of the following:

	December 31,
	2000	2001
Current accounts receivable	$8,085	$5,945
Current accounts payable	(2,819)	(3,544)
Total current accounts with Philips	$5,266	$2,401

Accurel — The Company’s Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets.  The Company has sold equipment and services to Accurel, and has provided certain other services to Accurel.  These transactions are summarized as follows:

	Year Ended December 31,
	1999	2000	2001
Equipment sales	$21	$1,934	$503
Service sales	216	465	509
Total revenues	$237	$2,399	$1,012

In the fourth quarter of 2001, the Company accepted an order from Accurel for $1,991 for delivery of a system in the first quarter of 2002.  As of December 31, 2001, the Company had outstanding $492 in lease guarantees for Accurel (see Note 14).

Norsam — The Company owns 500,000 shares of convertible preferred stock in Norsam Technologies, Inc. (“Norsam”).  Transactions with Norsam are summarized as follows:

	Year Ended December 31,
	1999	2000	2001
Equipment sales	$—	$642	$—
Service sales	33	146	52
Total revenues	$33	$788	$52

13.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes the carrying amounts of cash and cash equivalents, receivables, current accounts with Philips, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.  Management classifies all short-term investments as “held to maturity” and therefore carries these financial instruments at amortized cost and not current fair value.  The fair value of short-term investments at December 31, 2001 was $119,120.  Based on the closing bid price, the fair market value of the convertible debt was $172,156 as of December 31, 2001.  Management believes that the carrying amounts of bank line of credit borrowings and the credit facility with Philips as of December 31, 2000 were a reasonable approximation of the fair value of those financial instruments because they bore interest at revolving market rates and because of the short-term maturities that were involved.  The fair values of the Company’s investments in unconsolidated affiliates are not readily determinable as the securities are not actively traded.

International operations give rise to market risks from changes in foreign currency exchange rates.  Forward exchange contracts are used to hedge a portion of the risk of foreign currency fluctuations.  The Company’s practice generally is to hold such hedge contracts to maturity.  Because of the short-term maturities of these hedge contracts, management believes that the fair value of such contracts is not material.  The counter-parties to such transactions are major financial institutions.  Accordingly, no provision for counter-party non-performance has been made.  As of December 31, 2000 and 2001, the stated amount of forward exchange contracts outstanding totaled approximately $2,458 and $30,866, respectively, maturing at various dates through March 2002.  The difference between the contracted rate and the spot rate at December 31, 2001 amounted to an unrealized loss of $1.

14.          COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to litigation arising in the ordinary course of business.  In the opinion of management, these actions will not have a material adverse effect, if any, on the Company’s financial position, results of operations or cash flows.

In conjunction with the acquisition of Micrion in August 1999, the Company assumed potential liability in connection with a 1996 class action securities suit brought against Micrion.  In December 1999, the U.S. District Court for the District of Massachusetts granted the Company’s renewed summary judgment motion.  In January 2000, the plaintiffs appealed the decision to the U.S. Court of Appeals for the First Circuit.  On May 10, 2001, the First Circuit Court of Appeals issued its decision affirming the District Court’s order.  Plaintiffs sought no further review and, accordingly, final judgment was entered dismissing the action.

The Company is self-insured for certain aspects of its property and liability insurance programs and is responsible for deductible amounts under most policies.  The deductible amounts generally range from $10 to $250 per claim.

The Company participates in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold.  In these circumstances, the financial institution purchases the Company’s equipment, then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against the Company on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, the Company is obligated to exercise best efforts to re-market the equipment, should it be reacquired by the financial institutions.  As of December 31, 2001, the Company had guarantees outstanding under these lease financing programs, which totaled $998, related to lease transactions entered into from 1996 through 1999.

See discussion of bank guarantees in Note 6.

15.          SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The Company operates in four business segments.  The Microelectronics segment manufactures and markets FIBs and DualBeam systems.  Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market.  The Electron Optics segment manufactures and markets SEMs and TEMs.  Electron Optics products are sold in the industry and institute market to materials and life sciences customers, as well as in the semiconductor and data storage markets.  The Components segment manufactures and markets electron and ion emitters, focusing columns and components thereof.  These components are used in the Company’s FIB, DualBeam, SEM and TEM systems and are also sold to other electron microscope and FIB manufacturers.  The Customer Service segment services the Company’s worldwide installed base of products, generally under service contracts.  See also Note 1.

The following table summarizes various financial amounts for each of the Company’s business segments:

	Micro-electronics	Electron Optics	Components	Customer Service	Corporate and Eliminations	Total
1999:
Sales to external customers	84,061	83,158	11,733	37,200	—	216,152
Inter-segment sales	—	10,169	4,274	—	(14,443)	—
Total sales	84,061	93,327	16,007	37,200	(14,443)	216,152
Gross profit	40,357	30,051	5,339	10,239	(977)	85,009
Depreciation & amortization	4,484	3,521	1,023	697	3,986	13,711
Operating income (loss)	8,559	2,513	2,695	6,800	(23,082)	(2,515)
Total assets	94,414	73,212	5,925	34,433	80,116	288,100

2000:
Sales to external customers	147,307	107,982	18,277	46,734	—	320,300
Inter-segment sales	1,019	5,588	5,690	—	(12,297)	—
Total sales	148,326	113,570	23,967	46,734	(12,297)	320,300
Gross profit	77,451	42,960	9,513	8,113	(915)	137,122
Depreciation & amortization	5,906	3,312	985	1,658	6,418	18,279
Operating income (loss)	31,554	8,312	6,463	2,912	(12,721)	36,520
Total assets	96,030	83,086	12,347	31,291	92,069	314,823

2001:
Sales to external customers	168,482	136,720	15,317	55,485	—	376,004
Inter-segment sales	1,153	7,739	7,946	—	(16,838)	—
Total sales	169,635	144,459	23,263	55,485	(16,838)	376,004
Gross profit	96,204	65,794	7,788	12,606	—	182,392
Depreciation & amortization	8,461	3,795	1,145	1,062	7,935	22,398
Operating income (loss)	39,095	29,699	2,801	3,975	(16,496)	59,074
Total assets	95,855	94,143	8,015	44,520	364,943	607,476

The Microelectronics segment includes the activity of Micrion from August 14, 1999 and thereafter, including 1999 sales of $12,779.  Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation.  Corporate administration expenses, amortization of purchased goodwill and technology, charges for in-process research and development, and restructuring and reorganization costs are not allocated to the Company’s business segments.  Assets that cannot be assigned to a specific segment are shown as corporate assets, including purchased goodwill and technology.

The Company’s long-lived assets were geographically located as follows:

	December 31,
	2000	2001
U.S.	$97,002	$106,240
The Netherlands	10,684	11,979
Other	5,989	9,437
Total	$113,675	$127,656

The following table summarizes sales by geographic region:

	North America	Europe	Asia Pacific	Other	Total
1999:
Product sales to customers	$74,093	$49,402	$50,052	$5,405	$178,952
Service sales to customers	20,036	13,818	3,148	198	37,200
Total sales	$94,129	$63,220	$53,200	$5,603	$216,152

2000:
Product sales to customers	$113,080	$73,253	$86,523	$710	$273,566
Service sales to customers	24,637	14,528	7,472	97	46,734
Total sales	$137,717	$87,781	$93,995	$807	$320,300

2001:
Product sales to customers	$132,707	$101,856	$85,953	$—	$320,516
Service sales to customers	30,480	17,102	7,906	—	55,488
Total sales	$163,187	$118,958	$93,859	$—	$376,004

Sales to customers in the U.S. were $92,590 in 1999, $135,054 in 2000 and $160,114 in 2001.  Sales to customers in Japan were $39,287 in 2000 and $46,499 in 2001.  Sales to no other country represented 10% or more of total sales in 1999, 2000 or 2001.

* * * * * *

ITEM 9.                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

This information is incorporated into this document by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, or SEC, within 120 days of the close of the fiscal year ended December 31, 2001.  For information concerning executive officers, see Item 4(a) of this Annual Report on Form 10-K.

ITEM 11.               EXECUTIVE COMPENSATION

This information is incorporated into this document by reference to the section captioned “FEI Executive Compensation” contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the fiscal year ended December 31, 2001; provided, however, that the subsection captioned “FEI Compensation Committee Report on Executive Compensation” is not incorporated by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated into this document by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the fiscal year ended December 31, 2001.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated into this document by reference to the section captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the fiscal year ended December 31, 2001.

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements
Independent Auditors’ Report
Consolidated Balance Sheets at December 31, 2000 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1999, 2000 and 2001
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 1999, 2000 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules*
Independent Auditors’ Report
Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 2000 and 2001.

*                                         All other schedules have been omitted because they are inapplicable or not required or because the information is given in the consolidated financial statements or the notes thereto.  This supplemental schedule should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

(a)(3)       Exhibits

2.1(4)	Combination Agreement, dated November 15, 1996, as amended, between the Company and Philips Business Electronics International B.V.
2.2(7)	Agreement and Plan of Merger, dated December 3, 1998, among the Company, Micrion Corporation and MC Acquisition Corporation.
3.1(4)	Second Amended and Restated Articles of Incorporation, as amended
3.2(4)	Restated Bylaws
4.1(1)	See Articles III & IV of Exhibit 3.1 and Articles I and VI of Exhibit 3.2
4.2(10)	Indenture dated August 3, 2001 between FEI Company and BNY Western Trust Company
4.3(10)	Registration Rights Agreement dated August 3, 2001 between FEI and Credit Suisse First Boston
4.4(10)	Form of Note
10.1(1)+	1984 Stock Incentive Plan
10.2(4)+	1995 Stock Incentive Plan, as amended
10.3(2)+	1995 Supplemental Stock Incentive Plan
10.4(1)+	Form of Incentive Stock Option Agreement
10.5(1)+	Form of Nonstatutory Stock Option Agreement
10.6(1)	Lease, dated as of November 20, 1992, between the Company and Capital Consultants, Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter Industry Pension Fund
10.7(4)	Lease, dated January 11, 1996, between the Company and Pacific Realty Associates, L.P.
10.8(4)	Lease, dated June 6, 1996, between the Company and Pacific Realty Associates, L.P.
10.9(1)#	Agreement, dated February 9, 1994, between the Company and Philips Electron Optics B.V.
10.10(6)	Lease, dated November 25, 1997, between the Company and Pacific Realty Associates, L.P.

10.11(5)

Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of the Company, as lessee, including a guarantee by the Company of the lessee’s obligations thereunder

10.12(9)	Credit Agreement dated February 25, 1999 between the Company and Koninklijke Philips Electronics N.V.
10.13(9)	Master Divestment Agreement between the Company and Koninklijke Philips Electronics B.V. dated October 28, 1999
10.14(9)	Offer Letter between the Company and Vahé A. Sarkissian dated May 14, 1998.
10.15(7)+	Stock Bonus Agreement, dated as of June 25, 1998, between the Company and Vahé A. Sarkissian
10.16(7)+	Restricted Stock Purchase Agreement, dated as of June 25, 1998, between the Company and Vahé A. Sarkissian
10.17(8)	Stock Purchase Agreement, dated as of December 3, 1998, between Philips Business Electronics International B.V. and the Company
10.18(6)	Agreement Among the Company, Koninklijke Philips Electronics N.V. and Philips Business Electronics International B.V. effective as of December 31, 2000
10.19(6)	Amendment to the Credit Facility Agreement dated February 25, 1999 between the Company and Koninklijke Philips Electronics N.V.
10.20+	Executive Severance Agreement dated February 1, 2002 between the Company and its Chief Executive Officer, Vahé Sarkissian
10.21+	Form of Executive Severance Agreement between the Company and its other named officers
21.1	Subsidiaries of the Company
23.1	Consent and Report on Schedule of Deloitte & Touche LLP

(1)                                  Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective May 31, 1995 (Commission Registration No.33-71146)

(2)                                  Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995

(3)                                  Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated November 22, 1996

(4)                                  Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996

(5)                                  Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997

(6)                                  Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

(7)                                  Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

(8)                                  Incorporated by reference to Exhibits to Company’s Current Report on Form 8-K, dated December 9, 1998

(9)                                  Incorporated by reference to Exhibits to Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)                            Incorporated by reference to Exhibits to the Company’s Registration Form S-3, as amended, effective November 7, 2001

+                                         This exhibit constitutes a management contract or compensatory plan or arrangement.

#                                         Confidential treatment has been granted by the Commission for certain portions of this agreement.

(b)                                 Reports on Form 8-K

None.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of FEI Company
Hillsboro, Oregon

We have audited the consolidated financial statements of FEI Company and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 28, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference.  Our audits also included the financial statement schedule of FEI Company and subsidiaries, listed in Item 14.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Portland, Oregon
January 28, 2002

SCHEDULE II

FEI COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Other Additions	Deductions	Balance at End Period
Year ended December 31, 2001:
Reserve for obsolete inventory	$13,013	$1,901	$256	$(4,593)	$10,577
Reserve for obsolete service inventory	7,550	3,784	—	(1,648)	9,686
Allowance for doubtful accounts	3,216	1,064	—	(759)	3,521
Total	$23,779	$6,749	$256	$(7,000)	$23,784

Year ended December 31, 2000:
Reserve for obsolete inventory	$14,891	$5,026	$—	$(6,904)	$13,013
Reserve for obsolete service inventory	8,537	3,988	—	(4,975)	7,550
Allowance for doubtful accounts	3,052	813	—	(649)	3,216
Total	$26,480	$9,827	$—	$(12,528)	$23,779

Year ended December 31, 1999:
Reserve for obsolete inventory	$4,441	$1,330	$11,351	$(2,231)	$14,891
Reserve for obsolete service inventory	6,810	1,128	2,328	(1,729)	8,537
Allowance for doubtful accounts	1,942	1,753	197	(840)	3,052
Total	$13,193	$4,211	$13,876	$(4,800)	$26,480

(1)                                  Amounts for 2001 represent the balances at the date of acquisition of Surface/Interface, Inc.  Amounts for 1999 represent the balances at the dates of acquisition of Micrion and the Philips sales and service organizations.

ANNUAL REPORT AND PROXY STATEMENT

With the exception of the matters specifically incorporated herein by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on May 16, 2002, no other provisions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are deemed to be filed as part of this Annual Report on Form 10–K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FEI COMPANY

By:	/s/ Vahé A. Sarkissian

Vahé A. Sarkissian Chairman of the Board of Directors, President and Chief Executive Officer

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the following capacities on March 28, 2002.

Signature	Title
Chairman of the Board of Directors, President, Chief Executive Officer
/s/ Vahé A. Sarkissian	(Principal Executive Officer)
Vahé A. Sarkissian
Vice President of Finance and acting Chief Financial Officer
/s/ Stephen F. Loughlin	(Principal Financial and Accounting Officer)
Stephen F. Loughlin

/s/ Michael J. Attardo	Director
Michael J. Attardo

/s/ William E. Curran	Director
William E. Curran

/s/ William W. Lattin	Director
William W. Lattin

/s/ Jan C. Lobbezoo	Director
Jan C. Lobbezoo

/s/ Gerhard H. Parker	Director
Gerhard H. Parker

/s/ Donald R. VanLuvanee	Director
Donald R. VanLuvanee