Form 10-Q
period 2002-03-31
FEI CO
filed 2002-05-15
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-22780

FEI COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0621989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7451 NW Evergreen Parkway

Hillsboro, Oregon

97124-5830

(Address of principal executive offices)	(Zip Code)

(503) 640-7500
(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of Common Stock outstanding as of May 9, 2002 was 32,343,736.

i

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31,	March 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$176,862	$169,760
Short-term investments	118,814	87,252
Receivables (net of allowance for doubtful accounts of $3,521 at December 31, 2001 and $3,562 at March 31, 2002)	81,010	94,553
Current account with Philips	2,401	200
Inventories	76,533	79,673
Deferred income taxes	16,900	16,004
Other current assets	7,300	9,774

Total current assets	479,820	457,216

Non-current investments	—	21,484

Equipment (net of accumulated depreciation of $36,461 at December 31, 2001 and $38,155 at March 31, 2002)	34,526	34,483

Purchased goodwill and technology	63,177	61,975

Other assets	29,953	34,732

Total Assets	$607,476	$609,890

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$27,569	$27,468
Accrued payroll liabilities	13,042	8,477
Accrued warranty reserves	18,988	17,875
Deferred revenue	29,125	30,310
Income taxes payable	17,804	18,956
Other current liabilities	24,268	21,981

Total current liabilities	130,796	125,067

Convertible debt	175,000	175,000

Deferred income taxes	4,100	4,106

Other liabilities	1,064	2,756

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock – 500,000 shares authorized; none issued and outstanding	—	—
Common stock – 45,000,000 shares authorized; 32,003,028 and 32,278,506 shares issued and outstanding at December 31, 2001 and March 31, 2002	317,140	318,853
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(10,368)	(4,441)
Accumulated other comprehensive loss	(9,140)	(10,335)

Total shareholders’ equity	296,516	302,961

Total Liabilities and Shareholders’ Equity	$607,476	$609,890

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2001	March 31, 2002

Net sales	$93,515	$84,498

Cost of sales	48,572	44,652

Gross profit	44,943	39,846

Operating expenses:
Research and development	9,297	10,739
Selling, general and administrative	17,224	17,335
Amortization of purchased goodwill and technology	1,538	1,204

Total operating expenses	28,059	29,278

Operating income	16,884	10,568

Other income (expense):
Interest income	269	1,621
Interest expense	(310)	(2,501)
Other	(154)	(354)
Total other expense, net	(195)	(1,234)

Income before taxes	16,689	9,334

Tax expense	6,466	3,407

Net income	$10,223	$5,927

Per share data:
Basic earnings per share	$0.36	$0.18
Diluted earnings per share	$0.34	$0.18

Weighted average shares outstanding:
Basic	28,685,592	32,125,865
Diluted	29,975,803	33,476,793

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2001	April 1, 2001

Net income	$10,223	$5,927

Other comprehensive loss:
Foreign currency translation adjustment, zero taxes provided	(1,664)	(1,195)

Comprehensive income	$8,559	$4,732

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1, 2001	March 31, 2002

Cash flows from operating activities:
Net income	$10,223	$5,927
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,564	2,927
Amortization	2,035	1,888
Loss on Retirement of fixed assets and demonstration systems	75	24
Deferred income taxes	(4,059)	902
Decrease (increase) in assets:
Receivables	(7,464)	(13,543)
Current account with Philips	7,725	2,201
Inventories	(10,615)	(2,627)
Other assets	355	(6,157)
Increase (decrease) in liabilities:
Accounts payable	486	(101)
Accrued payroll liabilities	(3,433)	(4,565)
Accrued warranty reserves	1,938	(1,113)
Deferred revenue	6,071	1,185
Other liabilities	6,689	557

Net cash provided by (used in) operating activities	12,590	(12,495)

Cash flows from investing activities:
Acquisition of equipment	(3,482)	(3,519)
Net change in short-term investments	—	31,562
Purchase of non-current investments	—	(21,484)
Acquisition of patents	(200)	—
Investment in unconsolidated affiliate	—	(990)
Investment in software development	(332)	(693)

Net cash provided by (used in) investing activities	(4,014)	4,876

Cash flows from financing activities:
Net repayments of bank lines of credit	(1,121)	—
Proceeds of borrowings from Philips	1,876	—
Proceeds from employee stock plans	1,369	1,712

Net cash provided by financing activities	2,124	1,712

Effect of exchange rate changes	(1,664)	(1,195)

Net increase in cash and cash equivalents	9,036	(7,102)

Cash and cash equivalents, beginning of period	24,031	176,862

Cash and cash equivalents, end of period	$33,067	$169,760

See notes to condensed consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – FEI Company and its wholly-owned subsidiaries (“FEI” or the “Company”) design, manufacture, market and service products based on focused charged particle beam technology.  The Company’s products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”) and DualBeam systems that combine a FIB column and a SEM column on a single platform. The Company also designs, manufactures and sells some of the components of electron microscopes and FIBs to other manufacturers.  The Company has research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, The Netherlands; and Brno, Czech Republic.  Sales and service operations are conducted in the United States of America (“U.S.”) and 19 other countries located throughout North America, Europe and the Asia Pacific Region. The Company also sells its products through independent agents and representatives in various additional countries. The Company’s products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields.

Basis of Presentation – The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and purchase accounting adjustments, considered necessary for fair presentation have been included.  The results of operations for the thirteen weeks ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements –The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or cash flows for the thirteen weeks ended March 31, 2002.  The amount of goodwill amortization expense was $787 for the thirteen weeks ended April 1, 2001.  As part of the adoption of SFAS No. 142, the Company is required to complete an impairment test on existing goodwill by June 30, 2002.  The Company has not yet completed such impairment test.  SFAS No. 142 did not affect the accounting treatment for the Company’s other purchased technology such as existing technology and in-process research and development.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and became effective January 1, 2002.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002.  This statement rescinds SFAS No. 4 and its amendments, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects.  The Company does not believe that the adoption of SFAS No. 145 will have a material effect on its financial position, results of operations or cash flows.

Earnings per Share – The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended
	April 1, 2001	March 31, 2002

Weighted average shares outstanding - basic	28,685,592	32,125,865
Dilutive effect of stock options calculated using the treasury stock method	1,290,211	1,350,928

Weighted average shares outstanding - diluted	29,975,803	33,476,793

For the thirteen weeks ended April 2, 2001 and March 31, 2002, 427,300 and 172,150 shares issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the thirteen weeks ended March 31, 2002, 3,533,926 shares issuable upon the potential conversion of the Company’s convertible debt were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Supplemental Cash Flow Information – Cash paid for interest totaled $212 in the thirteen weeks ended April 1, 2001 and $5,228 in the thirteen weeks ended March 31, 2002.  Cash paid for income taxes totaled $5,548 in the thirteen weeks ended April 1, 2001 and $3,657 in the thirteen weeks ended March 31, 2002.

2.             MERGERS AND ACQUISITIONS

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

Purchased Goodwill and Technology - Purchased goodwill and technology consisted of the following:

	Amortization Period	December 31,	March31,
		2001	2002
Existing technology from PEO Combination, net of amortization of $6,642 and $6,985, respectively	12 years	$9,848	$9,505
Existing technology from Micrion acquisition, net of amortization of $3,914 and $4,321, respectively	10 years	12,363	11,956
Existing technology from other acquisitions, net of amortization of $605 and $1,059, respectively	5 years	8,469	8,015
Goodwill from PEO Combination, net of amortization of $5,614	*	11,561	11,652
Goodwill from Micrion acquisition, net of amortization of $4,558	*	19,520	19,431
Goodwill from other acquisitions		1,416	1,416
Purchased goodwill and technology, net		$63,177	$61,975

*  Amortization was discontinued effective January 1, 2002 in accordance with SFAS No. 142.

As required by SFAS No. 142, the results for the thirteen weeks ended April 1, 2001 have not been restated.  A reconciliation of net income as if SFAS No. 142 had been adopted January 1, 2001 is presented below.

Thirteen Weeks Ended April 1, 2001

Reported net income	$10,223
Add back goodwill amortization, no tax effect	787

Adjusted net income	$11,010

Basic earnings per share:
Reported earnings per share	$0.36
Adjusted earnings per share	$0.38

Diluted earnings per share:
Reported earnings per share	$0.34
Adjusted earnings per share	$0.37

3.             INVENTORIES

Inventories consisted of the following:

	December 31, 2001	March 31, 2002

Raw materials and assembled parts	$37,006	$34,906
Service inventories, estimated current requirements	7,247	8,104
Work in process	24,253	26,896
Finished goods	18,604	19,030
	87,110	88,936
Reserve for obsolete inventory	(10,577)	(9,263)

Total inventories	$76,533	$79,673

4.             OTHER ASSETS

Other assets consisted of the following:

	December 31,	March 31,
	2001	2002
Service inventories, estimated noncurrent requirements, net of obsolescence reserves of $9,686 and $10,047, respectively	$17,301	$20,665
Capitalized software development costs, net of amortization of $5,016 and $7,483, respectively	5,175	5,380
Debt issuance costs, net of amortization of $350 and $561, respectively	5,532	5,340
Patents, net of amortization of $163 and $168, respectively	358	352
Investment in unconsolidated affiliates	—	990
Deposits and other	1,587	2,005

Total other assets	$29,953	$34,732

Software development costs capitalized were $332 during the thirteen weeks ended April 1, 2001 and $693 during the thirteen weeks ended March 31, 2002.  Amortization of software development costs was $457 for the thirteen weeks ended April 1, 2001 and $467 for the thirteen weeks ended March 31, 2002.

In March 2002, the Company purchased 529,189 shares of Series B Preferred stock and 226,244 warrants to purchase Series B Preferred stock of Neocera, Inc., a start-up company that manufactures metrology equipment for the semiconductor manufacturing market.  The total cost of the investment was $990.

5.             CREDIT FACILITIES

From February 1999 through July 2001, the Company had a credit facility with Philips that provided borrowing capacity of up to $75,000.  Advances could be made in three currencies and bore interest at LIBOR plus 0.75%.  The Company terminated the credit facility in July 2001, and all the outstanding balances under the credit facility were repaid in full at that time.

The Company also maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited bank facilities in selected foreign countries.  In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. and a $4,364 unsecured and uncommitted bank facility in The Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At March 31, 2002, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $4,387 to secure customer advance deposits under these bank facilities.  The Company also had outstanding at March 31, 2002, $8,819 of foreign bank guarantees that are secured by cash balances.

On August 3, 2001, the Company issued $175 million of convertible subordinated notes, due August 15, 2008, through a private placement. The notes are redeemable at the Company’s option beginning in 2004, or earlier if the price of the Company’s common stock exceeds specified levels.  The notes bear interest at 5.5%, payable semi-annually in February and August.  The notes are convertible into common stock of the Company, at the note holder’s option, at a price of $49.52 per share.

6.             SHAREHOLDERS’ EQUITY

The Company issued 58,493 shares of common stock to employees under its Employee Stock Purchase Plan during the thirteen weeks ended April 1, 2001 and 59,405 shares during the thirteen weeks ended March 31, 2002.  Options to purchase 32,768 shares of common stock were exercised during the thirteen weeks ended April 1, 2001 and options to purchase 90,255 shares of common stock were exercised during the thirteen weeks ended March 31, 2002.

On February 21, 1997, the Company acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics NV (“Philips”), in a transaction accounted for as a reverse acquisition (the “PEO Combination”).  Philips received 55 percent of the then outstanding common stock of the Company in the exchange.  As part of the PEO Combination, the Company agreed to issue to Philips additional shares of common stock of the Company whenever stock options that were outstanding on the date of the PEO Combination are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options.  The Company receives no additional consideration for these shares issued to Philips under this agreement.  During the thirteen weeks ended March 31, 2002, the Company issued 75,818 shares of its common stock to Philips pursuant to this agreement. There were no such shares issued during the thirteen weeks ended April 1, 2001.  As of March 31, 2002, 387,341 shares of the Company’s common stock are potentially issuable and reserved for issuance to Philips as a result of this agreement.

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

7.             RELATED-PARTY ACTIVITY

Relationship with Philips –Philips maintained majority control of FEI from February 21, 1997 until May 22, 2001, when its ownership was reduced through a secondary public stock offering (see Note 6).

The Company purchases various goods and services from Philips and Philips also purchases goods and services from the Company.  The Company and Philips entered into an agreement, effective December 31, 2000, that clarifies certain relationships and transactions between the parties. Certain terms of the agreement became effective May 22, 2001 or 120 days after May 22, 2001, the day Philips’ ownership fell below 45% of the Company’s outstanding common stock. The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips’ insurance programs and the Philips credit facility.  Under the agreement, the Company no longer participates in certain Philips sponsored or administered programs.  The Company continues to purchase certain of these services from Philips and certain other of these services are procured from other suppliers.  The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 is in excess of the amounts previously paid to Philips.

Prior to September 1, 2001, the Company participated in certain pension and collective bargaining arrangements made by Philips in The Netherlands.  The Company has entered into its own pension and collective bargaining arrangements in The Netherlands effective September 1, 2001.  The cost of these employee benefit arrangements in The Netherlands is in excess of the amounts previously paid under the Philips arrangements.  Under terms of the agreement with Philips dated December 31, 2000, Philips will pay up to $6,000 to the Company over a three-year period to reduce the effect of these increased costs.  These payments would terminate on a change of control of FEI, as defined in the agreement.  During the thirteen weeks ended March 31, 2002, the Company recognized $581 of this amount as an offset to expenses under this arrangement.

Current Accounts with Philips – Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units for deliveries of goods, materials and services.

Current accounts with Philips consisted of the following:

	December 31,	March 31,
	2001	2002

Current accounts receivable	$5,945	$3,767
Current accounts payable	(3,544)	(3,567)

Net current accounts with Philips	$2,401	$200

Accurel – The Company’s Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets.  In the thirteen weeks ended March 31, 2002, the Company sold two systems to Accurel for a total of $2,191.  Accurel was extended payment terms of 5 years with 7% interest for one system and 3 years with 6.5% interest for the other.  The Company also provides service to Accurel on several of the Company’s products used by Accurel.  Service revenue from Accurel was $111 in the thirteen weeks ended April 1, 2001 and $84 in the thirteen weeks ended March 31, 2002.  The Company has also guaranteed certain third party leases of Accurel.

Consulting Agreement – During the thirteen weeks ended March 31, 2002 the Company paid $17 to Shaunt Sarkissian, the son of FEI’s President and Chief Executive Officer, under a consulting agreement entered into in January 2002.

8.             SEGMENT INFORMATION

The Company operates in four business segments.  The Microelectronics segment manufactures and markets FIBs and DualBeam systems.  Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute markets.  The Electron Optics segment manufactures and markets SEMs and TEMs.  Electron Optics products are sold in the industry and institute markets to materials and life sciences customers, as well as in the semiconductor and data storage markets.  The Components segment manufactures and markets electron and ion emitters, focusing columns and components thereof.  These components are used in the Company’s FIB, DualBeam, SEM and TEM systems and are also sold to other manufacturers. The Customer Service segment services the Company’s worldwide installed base of products, predominantly under service contracts.

The following table summarizes various financial amounts for each of the Company’s business segments:

					Corporate
	Micro-	Electron		Customer	and
Thirteen Weeks Ended	electronics	Optics	Components	Service	Eliminations	Total

April 1, 2001:
Sales to external customers	$48,025	$26,982	$4,882	$13,626	$—	$93,515
Inter-segment sales	470	179	2,092	—	(2,741)	—

Total sales	48,495	27,161	6,974	13,626	(2,741)	93,515
Operating income (loss)	12,199	3,873	1,198	1,509	(1,895)	16,884

March 31, 2002:
Sales to external customers	36,471	30,190	3,137	14,700	—	84,498
Inter-segment sales	250	4,968	1,026	—	(6,244)	—

Total sales	36,721	35,158	4,163	14,700	(6,244)	84,498
Operating income (loss)	3,735	6,385	669	2,700	(2,921)	10,568

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses and amortization of purchased goodwill and technology are not allocated to the Company’s business segments.

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

We refer to our comprehensive suite of products for three dimensional structural process measurement and analysis as Structural Process Management solutions.  These solutions include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB column and a SEM column on a single platform.  Our customers include leading semiconductor and data storage manufacturers, as well as educational and research institutions and industrial companies located throughout the world.  We also design, manufacture and sell components of electron microscopes and FIB systems to a limited number of original equipment manufacturer, or OEM, customers.  We have research, development and manufacturing operations located in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, The Netherlands; and Brno, Czech Republic.  We have sales and service operations in the U.S. and 19 other countries located throughout North America, Europe and the Asia Pacific region.  We also use independent agents to sell some of our products in various additional countries.

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

Our standard billing terms usually include a holdback of 10 to 20 percent of the total selling price until completion of the installation and final acceptance of our equipment at the customer’s site.  We defer the portion of revenue related to installation and final acceptance until the installation and final acceptance are completed.  This policy is in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements or SAB 101.  We expect to continue to experience volatility in our reported revenues due to the timing of revenue recognition under SAB 101.  We also receive revenue from services provided to our customers.  Revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue from service contracts is recognized ratably over the term of the service contracts.

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

Our customer base is diverse, but we have historically derived a significant portion of our revenue from sales to a few key customers, and we expect that trend to continue.  Sales to our top 10 customers accounted for 29% of our total net sales in 2001 and 39% of our total net sales in the first quarter of 2002, however, no one customer exceeded 10% of our net sales for 2001 or the first quarter of 2002.

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

A significant portion of our revenue has been derived from customers outside of the U.S., and we expect that trend to continue.  Total net sales outside the U.S. were 57% in 2001 and 58% in the first quarter of 2002.

In addition to the U.S. dollar, we conduct significant business in euros, Japanese yen, British pounds and Czech korunas.  Because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from that geographic region.  Our raw materials, labor and other manufacturing costs are primarily denominated in U.S. dollars, euros and Czech korunas.  This situation has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in 2001 and 2002.  A weakening of the dollar in relation to the euro or Czech koruna would have an adverse effect on our reported results of operations.  Movement of Asian currencies in relation to the dollar and euro can also affect our reported sales and results of operations because we derive a greater proportion of revenue from the Asia Pacific region than the costs we incur there.  In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.  We attempt to mitigate our currency translation and transaction exposures by using forward exchange contracts.  We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.

In the past, we have derived significant benefits from our relationship with Philips.  These benefits included access to patents and intellectual property and research and development services, participation in Philips’ collective bargaining agreements and pension plans, participation in Philips’ insurance programs, the Philips credit facility, access to Philips’ information technology systems and export and purchasing services provided by Philips.  Now that Philips’ ownership of our common stock has been reduced to approximately 25%, we have begun to incur additional labor and operating costs, which we estimate will aggregate approximately $5 million per year.  These costs will be partially offset by payments to us from Philips totaling up to $6 million over a three-year period pursuant to our agreement with Philips.  During the first quarter of 2002, we recognized $0.6 million of these payments as a reduction to operating expenses.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data as a percentage of net sales.

	Thirteen Weeks Ended
	April 1, 2001	March 31, 2002

Net sales	100.0%	100.0%
Cost of sales	51.9	52.8
Gross profit	48.1	47.2
Research and development	9.9	12.7
Selling, general and administrative	18.4	20.5
Amortization of purchased goodwill and technology	1.6	1.4
Operating income	18.1	12.5
Other income (expense), net	(0.2)	(1.5)
Income before taxes	17.8	11.0
Tax expense	6.9	4.0
Net income	10.9%	7.0%

Totals may not foot due to rounding.

Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales for the thirteen weeks ended March 31, 2002 decreased $9.0 million (10%) compared to the corresponding period in 2001.

The following table shows our net sales by segment.

	Thirteen Weeks Ended
	April 1, 1997	March 31, 2002

	(in thousands)
Microelectronics	$48,025	$36,471
Electron Optics	26,982	30,190
Components	4,882	3,137
Customer Service	13,626	14,700

	$93,515	$84,498

Microelectronics segment sales decreased $11.6 million (24%) in the first quarter of 2002 compared to the first quarter of 2001.  The decrease was due primarily to the worldwide downturn and weak market conditions in the semiconductor industry.

Electron optics segment sales increased $3.2 million (12%) in the first quarter of 2002 compared to the first quarter of 2001.  Sales of our SEM products increased significantly due to strong demand for our new Quanta and Sirion SEM products primarily in the industry and institute markets.

Components segment sales decreased $1.7 million (36%) in the first quarter of 2002 compared to the first quarter of 2001.  Our component segment sales were adversely affected by the worldwide semiconductor equipment downturn.

Service sales increased $1.1 million (8%) in the first quarter of 2002 compared to the first quarter of 2001.

The increase in service segment sales was primarily the result of an increase in the number of systems under service contracts in our worldwide installed base.

	Thirteen Weeks Ended
	April 1,	March 31,
	2001	2002
Net Sales by Geographic Region:
North America	45%	44%
Europe	17	28
Asia Pacific Region	38	28
	100%	100%

Net sales decreased from the first quarter of 2001 to the first quarter of 2002 in both North America and Asia Pacific and increased in the European region.  In North America, sales decreased by $4.7 million (11%) from the first quarter of 2001 to the first quarter of 2002, primarily due to weak market conditions arising from the downturn in the semiconductor and data storage industries.  In Europe, sales increased by $7.9 million (49%) from the first quarter of 2001 to the first quarter of 2002, primarily due to stronger sales in the industry and institute markets for the comparable period.  In the Asia Pacific region, sales decreased by $12.1 million (34%) from the first quarter of 2001 to the first quarter of 2002, as the semiconductor and data storage markets were strong in this region in the first quarter of 2001, and weak in this region in the first quarter of 2002.  The Asia Pacific region is also adversely affected in the first quarter of 2002 by overall depressed economic conditions.

Gross Profit

Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Gross profit as a percentage of sales, or gross margin, was 47.2% for the first quarter of 2002 compared to 48.1% for the first quarter of 2001.

Our gross margin has declined for the first quarter of 2002 compared to the first quarter of 2001 due to several factors.  The most significant factor has been the change in our product mix.  In general, our microelectronics products carry higher gross margins than our electron optics products and our service business, and microelectronics products have decreased from 51.4% of our net sales in the first quarter of 2001 to 43.2% of our net sales in the first quarter of 2002. Our margins in the first quarter of 2002 have also been affected by pricing pressure from competitors that have introduced new products into our markets or who benefit from favorable currency exchange movements in their home countries. Our future gross margins could be affected by further pricing pressure from competitors or by unfavorable movements in currency exchange rates which may adversely affect our cost of sales or selling prices.  Our gross margins could also be adversely affected in the future by increases in our costs for component parts.

Research and Development Costs

Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software or enhancements to existing products and software.  R&D costs increased $1.4 million (16%) in the first quarter of 2002 compared to the same period in 2001.  R&D costs are reported net of subsidies and capitalized software development costs.  These offsets totaled $0.6 million in the first quarter of 2001 and $1.6 million in the first quarter of 2002.  Excluding the effects of these offsets, R&D costs increased $2.4 million (24%) in the first quarter of 2002 compared to the first quarter of 2001.  The increase in R&D costs in 2002 is primarily attributable to increases in engineering headcount, including employees added through two small acquisitions we made in 2001.  We are continuing to invest in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.  We expect our R&D costs to continue to increase over time.

Selling, General and Administrative Costs

Selling, general and administrative, or SG&A, costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs include sales commissions paid to our employees as well as to our agents.  SG&A costs for the first quarter of 2002 increased $0.1 million (1%) compared to the first quarter of 2001.  As a percentage of sales, SG&A costs were 18.4% in 2001 and 20.5% in 2002.  The increase in SG&A costs as a percentage of sales from 2001 to 2002 is primarily attributable to lower sales volumes and the fact that many SG&A costs are fixed or semi-fixed rather than variable in nature.

Amortization of Purchased Goodwill and Technology

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, which we adopted January 1, 2002, we no longer amortize purchased goodwill effective January 1, 2002.  Under SFAS No. 142, amortization has been replaced with a periodic impairment test for goodwill.  Read also Note 2 to the consolidated financial statements included elsewhere in this report and the heading Recently Issued Accounting Pronouncements below.  Amortization of purchased goodwill and technology decreased $0.3 million from the first quarter of 2001 to the first quarter of 2002.  This change resulted from a decrease of $0.8 million for the cessation of goodwill amortization, partially offset by $0.5 million of increased amortization on existing technology recorded from acquisitions made during 2001.

Other Income (Expense), Net

Interest income represents interest earned on the temporary investment of cash in cash equivalents, short term investments, and non-current investments.  The increase in interest income in the first quarter of 2002 compared to the first quarter of 2001 is the result of increased cash balances invested, partially offset by lower average interest rates.  Interest rates decreased significantly during the second half of 2001.  Completion of our common stock offering in May 2001 and our convertible debt offering in August 2001 provided additional cash that has been invested in both short-term and non-current marketable debt securities.  Interest expense for the first quarter of 2002 includes $2.4 million for the convertible debt issued in August 2001.  Interest expense in the first quarter of 2001 represented interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility.

Income Tax Expense

Our effective income tax rate on income before taxes was 38.7% for the first quarter of 2001 and 36.5% for the first quarter of 2002.  Our effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., research and experimentation tax credits earned in the U.S., the nondeductible write-off of purchased in-process research and development costs, the amortization of goodwill prior to January 1, 2002 that is not deductible for income tax purposes as well as other factors.  The effective tax rate was higher in the first quarter of 2001 compared to the first quarter of 2002 primarily because of the amortization of non-deductible goodwill during 2001.

In addition to the factors mentioned above, our effective income tax rate on income before taxes can be affected by changes in statutory tax rates in the U.S. and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the U.S. governing research and experimentation credits and foreign sales corporations and other factors.  The World Trade Organization recently ruled against the U.S. tax policies covering U.S. exports and it is unclear what action, if any, the U.S. government may take in response to this ruling.  Therefore, we are not able to estimate the future effective income tax rate we may incur.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.1 million in the first quarter of 2002 to $169.8 million as of March 31, 2002.  Operating activities used $12.5 million of cash in the first quarter of 2002 and provided $12.6 million of cash in the first quarter of 2001.  Excluding the effects of changes in working capital components, operating activities generated $11.7 million of cash in 2002 and $10.8 million of cash in 2001.  The decrease in cash flows from operating activities in the first quarter of 2002 compared with the first quarter of 2001 was primarily due to changes in working capital components.

Short-term investments decreased by $31.6 million in the first quarter of 2002 to $87.3 million as of March 31, 2002.  These investments represent marketable debt securities which had maturities greater than 90 days when we purchased them.  All such investments are scheduled to mature in less than 12 months from the balance sheet date.  The decrease in short-term investments was offset by our purchase of non-current investments in the first quarter of 2002, which totaled $21.5 million at March 31, 2002. These non-current investments represent marketable debt securities, which are scheduled to mature more than 12 months from the balance sheet date.  We intend to hold these securities to their maturity dates.

Accounts receivable increased $13.5 million from December 31, 2001 to March 31, 2002.  The increase in receivables was due to a larger than normal proportion of our sales volume for the quarter occurring in the last month of the quarter.  Our days sales outstanding, or DSO, calculated on a quarterly basis, increased from 77 days at December 31, 2001 to 102 days at March 31, 2002.  Inventories increased $3.1 million from December 31, 2001 to March 31, 2002.  The increase was primarily due to increased work in process and finished goods inventory.  As a result of this increase in inventory, our inventory turnover rate, calculated on a quarterly basis, decreased from 2.7 at December 31, 2001 to 2.3 at March 31, 2002.  Current liabilities decreased $5.7 million from December 31, 2001 to March 31, 2002.  This decreases resulted from payment of year-end accruals.

We incurred capital expenditures for acquisition of equipment of $3.5 million in the first quarter of 2002 and $3.5 million in the first quarter of 2001.  These expenditures included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers.  We have expanded our demonstration capabilities over the last two years.  We also invest in equipment for development, manufacturing and testing purposes.  We lease the real property used in our business.  We expect to continue to invest in capital expenditures to further expand our business, particularly for demonstration equipment and loaner systems.  We also invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers.  We capitalized software development costs of $0.7 million in the first quarter of 2002 and $0.3 million in the first quarter of 2001.  We also expect to continue to invest in software development as we develop new software for our existing products and new products under development.

During the first quarter of 2002 we invested $1.0 million for a small equity position in a start-up company that manufactures metrology equipment for the semiconductor manufacturing industry.  We expect to continue to use acquisition and investment opportunities to augment our growth and market position.

On July 30, 2001, we terminated our $75.0 million credit facility with Philips, and the outstanding balance was repaid in full.  We are currently holding discussions with several banks about a replacement credit facility, and we expect to implement such a facility in 2002.  We expect that if we establish such a new bank credit facility, the terms will carry a higher cost than the terms of our prior Philips credit facility.

We also maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the U.S. and various limited facilities in selected foreign countries.  In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $4.4 million facility in the Netherlands for the purpose of issuing standby letters of credit/bank guarantees.  At March 31, 2002, we had outstanding standby letters of credit/bank guarantees totaling approximately $4.4 million to secure customer advance deposits under these bank facilities.  We also had outstanding at March 31, 2002 $8.8 million of foreign bank guarantees that are secured by cash balances.

On August 3, 2001, we issued $175 million of convertible subordinated notes, due August 15, 2008, through a private offering.  Our proceeds, net of underwriting discounts, commissions and debt issuance expenses, totaled $169.1 million.  The notes are redeemable at our option beginning in 2004, or earlier if the price of our common stock exceeds specified levels.  The notes bear interest at 5.5%, payable semi-annually in February and August.  The notes are convertible into our common stock, at the note holder’s option, at a price of $49.52 per share at any time up through their maturity.  We are using the proceeds of this note offering for working capital and general corporate purposes.

Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2006.  The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs.  The leases generally provide renewal options at current market rates.  Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense was $1.4 million for the first quarter of 2001 and $2.0 million for the first quarter of 2002.

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

We issue shares under our employee stock purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time.  We also grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs.  During the first quarter of 2001, 91,261 shares were issued under these programs as compared to 149,660 shares issued in the first quarter of 2002.  These programs generated cash of $1.4 million in the first quarter of 2001 and $1.7 million in the first quarter of 2002.

From time to time we have repurchased our own common stock in the open market and retired the shares.  On September 18, 2001, we announced a program to repurchase up to 2,000,000 shares of our common stock.  The program may be suspended at any time or from time to time by our board of directors.  During the quarters ending April 1, 2001 and March 31, 2002, we did not repurchase any shares of our common stock under this program.

We assess liquidity needs by evaluating cash balances on hand, available borrowings under our credit facilities, working capital trends and expected cash flows from operating activities versus our investment needs.  In consideration of these factors, we believe that we have adequate financial resources for at least the next 12 months.

RELATED PARTY ACTIVITY

Philips maintained majority control of FEI from February 21, 1997 until May 22, 2001, when its ownership was reduced through a secondary public stock offering.

We purchase various goods and services from Philips and Philips also purchases goods and services from us.  We entered into an agreement with Philips, effective December 31, 2000, that clarifies certain relationships and transactions between the parties. Certain terms of the agreement became effective May 22, 2001 or 120 days after May 22, 2001, the day Philips’ ownership fell below 45% of the Company’s outstanding common stock. The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips’ insurance programs and the Philips credit facility.  Under the agreement, we no longer participate in certain Philips sponsored or administered programs.  We continue to purchase certain of these services from Philips and certain other of these services are procured from other suppliers.  The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 is in excess of the amounts previously paid to Philips.

Prior to September 1, 2001, the Company participated in certain pension and collective bargaining arrangements made by Philips in The Netherlands.  We have entered into our own pension and collective bargaining arrangements in The Netherlands effective September 1, 2001.  The cost of these employee benefit arrangements in The Netherlands is in excess of the amounts previously paid under the Philips arrangements.  Under terms of the agreement with Philips dated December 31, 2000, Philips will pay up to $6.0 million to FEI over a three-year period to reduce the effect of these increased costs.  These payments would terminate on a change of control of FEI, as defined in the agreement.  During the thirteen weeks ended March 31, 2002, we recognized $0.6 million of this amount as an offset to expenses under this arrangement.

Certain Philips business units purchase our products and services for internal use.  In addition, a substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.

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

The allowance for doubtful accounts is estimated based on past collection experience, known trends with current customers, and the need for a general overall reserve against receivables to cover unknown future collection problems.  The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts.

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

Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized through December 31, 2001 on a straight-line basis over the estimated economic life for acquisitions made before July 1, 2001.  For acquisitions made after June 30, 2001, purchased goodwill was not amortized.  Effective January 1, 2002, none of our purchased goodwill is being amortized.  We must periodically evaluate the fair value of purchased goodwill and determine if there has been any impairment in the recorded value.  See also the heading Recently Issued Accounting Pronouncements below.

Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the acquisition date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology.  We are currently using amortization periods ranging from 5 years to 12 years for these assets.  Changes in technology could affect our estimate of the useful lives of such assets.  Please also read Note 2 of the consolidated financial statements included elsewhere in this report.

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

For products produced according to our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer.  For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer.  In each case, the portion of revenue applicable to installation and final customer acceptance is recognized upon meeting specifications at the installation site.  For new applications of the Company’s products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no effect on our results of operations or cash flows for the thirteen weeks ended March 31, 2002.  The amount of goodwill amortization expense was $787 for the thirteen weeks ended April 1, 2001.  As part of the adoption of SFAS No. 142, we are required to complete an impairment test on existing goodwill by June 30, 2002.  We have not yet completed such impairment test.  SFAS No. 142 did not effect the accounting treatment for our other purchased technology such as existing technology and in-process research and development.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and became effective January 1, 2002.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations.  The adoption of SFAS No. 144 did not have a material effect on our financial position, results of operations or cash flows.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002.  This statement rescinds SFAS No. 4 and its amendments, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects.  We do not believe that the adoption of SFAS No. 145 will have a material effect on our financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

From time to time we may make forward-looking statements that are subject to a number of risks and uncertainties.  The statements in this report concerning increased investment in plant and equipment and software development, the portions of our sales consisting of international sales, expected capital requirements, estimates of increased labor costs and use of acquisition and investment opportunities to augment growth constitute forward-

looking statements that are subject to risks and uncertainties.  Factors that could materially decrease our investment in plant and equipment and software development include, but are not limited to, downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix.  Factors that could materially reduce the portion of our sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase our capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.  Factors that could increase our labor costs include, but are not limited to, a tighter labor market, general economic conditions and competitive factors.  Factors that could affect our ability to augment our growth using acquisition and investment opportunities include, but are not limited to, business conditions and growth in the electronics industry and general economies, our ability to successfully locate and develop investment relationships or acquisition opportunities with other companies in our industry and the ability to integrate the operations of any acquisitions with our operations to grow our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries.  Each of the foreign subsidiaries keeps its accounting records in its respective local currency.  These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results of operations and financial position.  The major foreign currencies in which we face periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling.  Although for each of the last two years more than 55% of our sales occurred outside of the U.S., a large portion of these foreign sales were denominated in U.S. dollars and euros.  Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date.  The resulting translation adjustments decreased shareholders’ equity and comprehensive income for the first quarter of 2002 by $1.2 million.

We do not enter into derivative financial instruments for speculative purposes.  From time to time we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions.  As of March 31, 2002, the aggregate stated amount of these contracts was $25.8 million.  Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of March 31, 2002 would decrease by approximately $2.0 million.  The decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

Interest rate sensitivity

Since we have no variable interest rate debt outstanding at March 31, 2002, we would not experience a material adverse affect on our income before taxes as the result of a 1% increase in short-term interest rates.

We maintain an investment portfolio consisting primarily of fixed rate commercial paper, corporate bonds, bonds issued by the U.S. government or its agencies and other fixed rate securities, with maturities of less than two years.  An increase or decrease in interest rates of 1% would not have an immediate material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity.  However, as these investments mature and are re-invested at current available interest rates, the weighted average interest rate on our investment portfolio is affected by changes in short-term interest rates.  A change of 1% in these short-term interest rates would eventually have a material affect on our results of operations and cash flows.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits

None.

(b)    Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: May 15, 2002	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
President and
Chief Executive Officer

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and
Acting Chief Financial Officer