Form 10-Q
period 2002-06-30
FEI CO
filed 2002-08-14
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The number of shares of Common Stock outstanding as of August 8, 2002 was 32,428,806.

INDEX TO FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets - December 31, 2001 and June 30, 2002

Condensed Consolidated Statements of Operations - Thirteen Weeks Ended July 1, 2001 and June 30, 2002 Twenty-Six Weeks Ended July 1, 2001 and June 30, 2002

Condensed Consolidated Statements of Comprehensive Income - Thirteen Weeks Ended July 1, 2001 and June 30, 2002 Twenty-Six Weeks Ended July 1, 2001 and June 30, 2002

Condensed Consolidated Statements of Cash Flows - Twenty-Six Weeks Ended July 1, 2001 and June 30, 2002 -

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

i

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2001	June 30, 2002
Assets

Current assets:
Cash and cash equivalents	$176,862	$187,105
Short-term investments	118,814	61,522
Receivables	81,010	91,916
Current account with Philips	2,401	—
Inventories	76,533	84,707
Deferred income taxes	16,900	13,104
Other current assets	7,300	10,300

Total current assets	479,820	448,654

Non-current investments	—	48,640

Equipment (net of accumulated depreciation of $36,461 at December 31, 2001 and $42,528 at June 30, 2002)	34,526	39,122

Purchased technology, net	30,680	28,272

Goodwill, net	32,497	32,674

Other assets	29,953	39,319

Total Assets	$607,476	$636,681

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$27,569	$35,417
Current account with Philips	—	4,610
Accrued payroll liabilities	13,042	10,906
Accrued warranty reserves	18,988	18,099
Deferred revenue	29,125	26,033
Income taxes payable	17,804	17,930
Other current liabilities	24,268	23,561

Total current liabilities	130,796	136,556

Convertible debt	175,000	175,000

Deferred income taxes	4,100	4,079

Other liabilities	1,064	2,791

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock - 500,000 shares authorized; none issued and outstanding	—	—
Common stock - 45,000,000 shares authorized; 32,003,028 and 32,393,766 shares issued and outstanding at December 31, 2001 and June 30, 2002	317,140	320,001
Note receivable from shareholder	(1,116)	(1,116)
Retained Earnings (accumulated deficit)	(10,368)	421
Accumulated other comprehensive loss	(9,140)	(1,051)

Total shareholders’ equity	296,516	318,255

Total Liabilities and Shareholders’ Equity	$607,476	$636,681

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002

Net sales	$94,042	$87,881	$187,557	$172,379

Cost of sales	46,352	47,967	94,924	92,619

Gross profit	47,690	39,914	92,633	79,760

Operating expenses:
Research and development	11,173	10,587	20,470	21,326
Selling, general and administrative	18,084	17,965	35,308	35,300
Merger costs	—	1,117	—	1,117
Amortization of purchased goodwill and technology	1,648	1,204	3,186	2,408

Total operating expenses	30,905	30,873	58,964	60,151

Operating income	16,785	9,041	33,669	19,609

Other income (expense):
Interest income	446	1,925	715	3,546
Interest expense	(579)	(2,813)	(889)	(5,314)
Valuation adjustment	(3,718)	—	(3,718)	—
Other	1,127	(497)	973	(851)
Total other expense, net	(2,724)	(1,385)	(2,919)	(2,619)

Income before taxes	14,061	7,656	30,750	16,990

Tax expense	5,493	2,794	11,959	6,201

Net income	$8,568	$4,862	$18,791	$10,789

Per share data:
Basic earnings per share	$0.29	$0.15	$0.64	$0.33
Diluted earnings per share	$0.27	$0.15	$0.61	$0.32

Weighted average shares outstanding:
Basic	29,951,008	32,340,964	29,358,931	32,219,136
Diluted	31,335,653	33,410,764	30,697,322	33,420,784

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002

Net income	$8,568	$4,862	$18,791	$10,789

Other comprehensive income (loss):

Foreign currency translation adjustment, zero taxes provided	(1,142)	9,284	(2,806)	8,089

Comprehensive income	$7,426	$14,146	$15,985	$18,878

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002
Cash flows from operating activities:
Net income	$18,791	$10,789
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,439	5,918
Amortization	4,156	3,720
Loss on Retirement of fixed assets and demonstration systems	319	209
Deferred income taxes	(6,219)	3,775
Valuation adjustment	3,718	—
Decrease (increase) in assets:
Receivables	2,221	(6,649)
Current account with Philips	3,885	7,667
Inventories	(15,300)	1,567
Other assets	(4,327)	(12,049)
Increase (decrease) in liabilities:
Accounts payable	3,277	5,032
Accrued payroll liabilities	(1,357)	(2,604)
Accrued warranty reserves	1,290	(1,987)
Deferred revenue	9,785	(4,787)
Other liabilities	4,455	(1,239)

Net cash provided by operating activities	30,133	9,365

Cash flows from investing activities:
Acquisition of equipment	(12,421)	(10,265)
Net change in short-term investments	—	57,293
Purchase of non-current investments	—	(48,640)
Acquisition of patents	(200)	(85)
Investment in unconsolidated affiliate	—	(990)
Acquisition of businesses, net of cash acquired	—	(1,052)
Investment in software development	(524)	(1,503)

Net cash used in investing activities	(13,145)	(5,242)

Cash flows from financing activities:
Net repayments of bank lines of credit	(1,534)	—
Proceeds of borrowings from Philips	(16,141)	—
Proceeds from secondary offering, net of expenses	88,065	—
Proceeds from employee stock plans	1,971	2,861

Net cash provided by financing activities	72,361	2,861

Effect of exchange rate changes	(2,806)	3,259

Net increase in cash and cash equivalents	86,543	10,243

Cash and cash equivalents, beginning of period	24,031	176,862

Cash and cash equivalents, end of period	$110,574	$187,105

See notes to condensed consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – FEI Company and its wholly-owned subsidiaries (“FEI” or the “Company”) design, manufacture, market and service products based on focused charged particle beam technology.  The Company’s products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”) and DualBeam systems that combine a FIB column and a SEM column on a single platform. The Company also designs, manufactures and sells some of the components of electron microscopes and FIBs to other manufacturers.  The Company has research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, The Netherlands; Munich, Germany; and Brno, Czech Republic.  Sales and service operations are conducted in the United States of America (“U.S.”) and 19 other countries located throughout North America, Europe and the Asia Pacific Region. The Company also sells its products through independent agents and representatives in various additional countries. The Company’s products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields.

Basis of Presentation – The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and purchase accounting adjustments, considered necessary for fair presentation have been included.  The results of operations for the thirteen and twenty-six weeks ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements –The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or cash flows for the thirteen and twenty-six weeks ended June 30, 2002.  The amount of goodwill amortization expense was $896 for the thirteen weeks and $1,683 for the twenty-six weeks ended July 1, 2001.  As part of the adoption of SFAS No. 142, the Company was required to complete an impairment test on existing goodwill by June 30, 2002 and annually thereafter.  The Company completed this impairment test during the thirteen weeks ended June 30, 2002 and determined there was no impairment to its existing goodwill.  SFAS No. 142 did not affect the accounting treatment for the Company’s other purchased technology such as existing technology and in-process research and development.

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

On July 30, 2002, FASB issued SFAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

Earnings per Share — The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002

Weighted average shares outstanding - basic	29,951,008	32,340,964	29,358,931	32,219,136
Dilutive effect of stock options calculated using the treasury stock method	1,384,645	1,069,800	1,338,391	1,201,648

Weighted average shares outstanding - diluted	31,335,653	33,410,764	30,697,322	33,420,784

For the thirteen weeks ended July 1, 2001 and June 30, 2002 14,195 and 1,183,902 shares issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the twenty-six weeks ended July 1, 2001 and June 30, 2002, 172,531 and 712,001 shares issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the thirteen and twenty-six weeks ended June 30, 2002, 3,533,926 shares issuable upon the potential conversion of the Company’s convertible debt were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Supplemental Cash Flow Information – Cash paid for interest totaled $251 in the twenty-six weeks ended July 1, 2001 and $5,628 in the twenty-six weeks ended June 30, 2002.  Cash paid for income taxes totaled $12,926 in the twenty-six weeks ended July 1, 2001 and $2,553 in the twenty-six weeks ended June 30, 2002.

2.             MERGERS AND ACQUISITIONS

2001 Acquisitions - On April 24, 2001, the Company acquired all of the outstanding common stock of Deschutes Corporation (“Deschutes”), a manufacturer of focused charged particle beam systems, in a transaction accounted for under the purchase method.  Deschutes’ results of operations are included in the consolidated financial statements for the period subsequent to April 24, 2001.  The original purchase price of $3,012 included $650 of cash, 50,628 shares of FEI common stock valued at $1,279 and $1,083 of liabilities assumed.  In April, 2002, an additional $200 was paid (consisting of 3,957 shares of the Company’s common stock, valued at $100, and $100 of cash) upon the meeting of milestones.  The purchase price may be increased by an additional amount of up to $400 (consisting of 7,915 shares of the Company’s common stock, valued at $200, and $200 of cash) if certain milestones are met.

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

For these acquisitions, management estimated the fair value of the intangible assets, inventory, and equipment acquired in order to allocate the total purchase price to the assets acquired and liabilities assumed.  To determine the value of the technology and product lines acquired, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets.  The resulting operating income projections were discounted to a net present value.  This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition.  For existing technology product lines, the discount rate used was 25 to 30 percent representing management’s estimate of the weighted average cost of capital for the acquired businesses.  For research projects on products which had not yet been proven technologically feasible, the discount rate applied was 32 to 37 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

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

2002 Acquisitions - On June 10, 2002, the Company purchased all of the assets and assumed certain liabilities of Atomika, Inc., a supplier of secondary ion mass spectrometry equipment, in a transaction accounted for under the purchase method.  Atomika, Inc. was under bankruptcy protection at the time of the transaction.  Activity of this business is included in the consolidated financial statements for the period subsequent to June 10, 2002.  The purchase price of $2,657 included $1,052 cash, and the assumption of $1,605 of liabilities.  The total purchase price of these assets was allocated $2,605 to current assets and $52 to equipment.  There were no intangible assets identified in the purchase price allocation for this asset purchase.

Purchased Goodwill and Technology - Purchased goodwill and technology consisted of the following:

	Amortization	December 31,	June 30,
	Period	2001	2002
Existing technology from PEO Combination, net of amortization of $6,642 and $7,239, respectively	12 years	$9,848	$9,161
Existing technology from Micrion acquisition, net of amortization of $3,914 and $4,728, respectively	10 years	12,363	11,549
Existing technology from other acquisitions, net of amortization of $605 and $1,512, respectively	5 years	8,469	7,562
Purchased technology, net		$30,680	$28,272

Goodwill from PEO Combination	*	$11,561	$11,627
Goodwill from Micrion acquisition	*	19,520	19,431
Goodwill from other acquisitions	*	1,416	1,616
Goodwill, net		$32,497	$32,674

*  Amortization of goodwill was discontinued effective January 1, 2002 in accordance with SFAS No. 142.

As required by SFAS No. 142, the results for the thirteen and twenty-six weeks ended July 1, 2001 have not been restated.  A reconciliation of net income as if SFAS No. 142 had been adopted January 1, 2001 is presented below.

	Thirteen Weeks	Twenty-six Weeks
	Ended	Ended
	July 1, 2001	July 1, 2001
Reported net income	$8,568	$18,791
Add back goodwill amortization, no tax effect	896	1,683

Adjusted net income	$9,464	$20,474

Basic earnings per share:
Reported earnings per share	$0.29	$0.64
Adjusted earnings per share	$0.32	$0.70

Diluted earnings per share:
Reported earnings per share	$0.27	$0.61
Adjusted earnings per share	$0.30	$0.67

3.             RECEIVABLES

Receivables consisted of the following:

	December 31,	June 30,
	2001	2002

Trade accounts receivable	$84,531	$95,779
Allowance for doubtful accounts	(3,521)	(3,863)

Receivables	$81,010	$91,916

4.             INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2001	2002

Raw materials and assembled parts	$37,006	$36,570
Service inventories, estimated current requirements	7,247	8,501
Work in process	24,253	29,601
Finished goods	18,604	19,393
	87,110	94,065
Reserve for excess and obsolete inventory	(10,577)	(9,358)

Total inventories	$76,533	$84,707

During the 26 weeks ended June 30, 2002, the Company disposed of $2,971 of inventory and charged the cost against the related excess and obsolescence reserve.

5.             OTHER ASSETS

Other assets consisted of the following:

	December 31,	June 30,
	2001	2002

Service inventories, estimated noncurrent requirements, net of excess and obsolescence reserves of $9,686 and $9,360, respectively	$17,301	$22,992
Capitalized software development costs, net of amortization of $5,016 and $3,732, respectively	5,175	5,971
Debt issuance costs, net of amortization of $350 and $772, respectively	5,532	5,129
Patents, net of amortization of $163 and $174, respectively	358	432
Investment in unconsolidated affiliates	—	990
Deposits and other	1,587	3,805

Total other assets	$29,953	$39,319

During the 26 weeks ended June 30, 2002, the Company disposed of $2,076 of non-current service inventory and charged the cost against the related excess and obsolescence reserve.

Software development costs capitalized were $192 and $524 during the thirteen and twenty-six weeks ended July 1, 2001 and $810 and $1,503 during the thirteen and twenty-six weeks ended June 30, 2002.  Amortization of capitalized software development costs was $464 and $921 for the thirteen and twenty-six weeks ended July 1, 2001 and $412 and $879 for the thirteen and twenty-six weeks ended June 30, 2002.

In March 2002, the Company purchased 529,189 shares of Series B Preferred stock and 226,244 warrants to purchase Series B Preferred stock of Neocera, Inc., a start-up company that manufactures metrology equipment for the semiconductor manufacturing market.  The total cost of the investment was $990.

6.             CREDIT FACILITIES

The Company also maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited bank facilities in selected foreign countries.  In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. and a $4,902 unsecured and uncommitted bank facility in The Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At June 30, 2002, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $1,903 to secure customer advance deposits under these bank facilities.  The Company also had outstanding at June 30, 2002, $10,537 of foreign bank guarantees that are secured by cash balances.

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

7.             SHAREHOLDERS’ EQUITY

The Company issued 58,493 shares of common stock to employees under its Employee Stock Purchase Plan during the twenty-six weeks ended July 1, 2001 and 59,405 shares during the twenty-six weeks ended June 30, 2002.  Options to purchase 103,862 shares of common stock were exercised during the twenty-six weeks ended July 1, 2001 and options to purchase 150,040 shares of common stock were exercised during the twenty-six weeks ended June 30, 2002.

On February 21, 1997, the Company acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics NV (“Philips”), in a transaction accounted for as a reverse acquisition (the “PEO Combination”).  Philips received 55 percent of the then outstanding common stock of the Company in the exchange.  As part of the PEO Combination, the Company agreed to issue to Philips additional shares of common stock of the Company whenever stock options that were outstanding on the date of the PEO Combination are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options.  The Company receives no additional consideration for these shares issued to Philips under this agreement.  During the twenty-six weeks ended June 30, 2002, the Company issued 131,293 shares of its common stock to Philips pursuant to this agreement. There were no such shares issued during the twenty-six weeks ended July 1, 2001.  As of June 30, 2002, 326,487 shares of the Company’s common stock are potentially issuable and reserved for issuance to Philips as a result of this agreement.

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

8.             RELATED-PARTY ACTIVITY

Relationship with Philips – Philips maintained majority control of FEI from February 21, 1997 until May 22, 2001, when its ownership was reduced through a secondary public stock offering (see Note 7).

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

Prior to September 1, 2001, the Company participated in certain pension and collective bargaining arrangements made by Philips in The Netherlands.  The Company has entered into its own pension and collective bargaining arrangements in The Netherlands effective September 1, 2001.  The cost of these employee benefit arrangements in The Netherlands is in excess of the amounts previously paid under the Philips arrangements.  Under terms of the separation agreement with Philips dated December 31, 2000, Philips will pay up to $6,000 to the Company over a three-year period to reduce the effect of these and other increased costs.  These payments would terminate on a change of control of FEI, as defined in the agreement.

Due to the anticipated merger discussed in Note 11 and related amendments to the agreements with Philips, the Company now expects these separation payments to end upon closing of the merger sometime in the fourth quarter of 2002.  Based on this change in circumstance, the Company revised its estimate of the amount to be received from Philips and revised the estimated amortization period from 31 to 16 months.  Accordingly, an additional $1,140 of the payments under the separation agreement were recognized during the thirteen weeks ended June 30, 2002.  During the thirteen and twenty-six weeks ended June 30, 2002, the Company recognized a total of $1,735 and $2,316, respectively, of this amount as an offset to expenses under this arrangement.

Current Accounts with Philips – Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units for deliveries of goods, materials and services.

Current accounts with Philips consisted of the following:

	December 31,	June 30,
	2001	2002

Current accounts receivable	$5,945	$1,910
Current accounts payable	(3,544)	(6,520)

Net current accounts with Philips	$2,401	$(4,610)

Accurel – The Company’s President and Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets. In the thirteen weeks ended March 31, 2002, the Company sold two systems to Accurel for an aggregate of $2,191.  Accurel was extended payment terms of 5 years with 7% interest for one system and 3 years with 6.5% interest for the other.  These transactions were reviewed and approved by the Company’s board of directors.  There were no system sales to Accurel in the thirteen weeks ended June 30, 2002.  The Company also provides service to Accurel on several of the Company’s products used by Accurel.  Service revenue from Accurel was $75 and $186 in the thirteen and twenty-six weeks ended July 1, 2001 and $102 and $186 in the thirteen and twenty-six weeks ended June 30, 2002.  The Company has also guaranteed certain third party leases of Accurel, up to a maximum of $500 as of June 30, 2002.

Consulting Agreement – During the twenty-six weeks ended June 30, 2002 the Company paid $44 to Shaunt Sarkissian, the son of FEI’s President and Chief Executive Officer, under a consulting agreement entered into in January 2002.

Stock Purchase Loan – On June 25, 1998, the Company loaned Vahe Sarkissian, FEI’s President and Chief Executive Officer, $1,116 for the purchase of restricted stock.  The loan was originally due June 25, 2002 and bore interest at a rate of 5.58%. Effective June 25, 2002, the Company’s board of directors approved an amendment to the loan to extend the due date of the loan to June 25, 2005 and to increase the interest rate to 5.75%.

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

                The following table summarizes various financial amounts for each of the Company’s business segments:

					Corporate
	Micro-	Electron		Customer	and
Twenty-Six Weeks Ended	electronics	Optics	Components	Service	Eliminations	Total

July 1, 2001:
Sales to external customers	$92,820	$58,725	$9,317	$26,695	$—	$187,557
Inter-segment sales	1,082	8,957	4,529	—	(14,568)	—

Total sales	93,902	67,682	13,846	26,695	(14,568)	187,557
Operating income (loss)	27,388	6,605	1,861	1,796	(3,981)	33,669

June 30, 2002:
Sales to external customers	68,850	66,682	5,703	31,144	—	172,379
Inter-segment sales	789	8,684	2,905	—	(12,378)	—

Total sales	69,639	75,366	8,608	31,144	(12,378)	172,379
Operating income (loss)	7,908	12,367	1,747	3,216	(5,629)	19,609

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

11.          SUBSEQUENT EVENTS

                On July 11, 2002, FEI entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Veeco Instruments Inc., Venice Acquisition Corp., a wholly owned subsidiary of Veeco and FEI. Pursuant to the Merger Agreement, Venice Acquisition will merge with and into FEI, with the result that FEI shall be the surviving corporation and shall become a wholly owned subsidiary of Veeco. As a result of the merger, each share of FEI common stock issued and outstanding immediately prior to the effective time of the merger shall be converted into the right to receive 1.355 shares of Veeco common stock. In addition, Veeco will assume all options or other rights to purchase capital stock of FEI outstanding under FEI’s existing stock option plans, including FEI’s stock purchase plans and FEI’s convertible debt. The consummation of the merger is subject to the approval of the shareholders of FEI and Veeco, expiration or termination of certain waiting periods under United States and applicable foreign antitrust laws and other customary closing conditions. On August 12, 2002, the Antitrust Division of the Department of Justice contacted the Company and advised it that it intends to conduct a preliminary inquiry into the transaction.   The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

                On July 30, 2002 the Company purchased a 27 acre site and 180,000 square feet of office and manufacturing space in Hillsboro, Oregon.  Including improvements, the total investment in the new location is expected to be approximately $23,000.

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

                We refer to our comprehensive suite of products for three dimensional structural process measurement and analysis as Structural Process Management solutions.  These solutions include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB column and a SEM column on a single platform.  Our customers include leading semiconductor and data storage manufacturers, as well as educational and research institutions and industrial companies located throughout the world.  We also design, manufacture and sell components of electron microscopes and FIB systems to a limited number of original equipment manufacturer, or OEM, customers.  We have research, development and manufacturing operations located in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, The Netherlands; Munich, Germany; and Brno, Czech Republic.  We have sales and service operations in the U.S. and 18 other countries located throughout North America, Europe and the Asia Pacific region.  We also use independent agents to sell some of our products in various additional countries.

                FEI was founded in 1971 to design and manufacture charged particle emitters (ion and electron sources). We began manufacturing and selling ion and electron focusing columns in the early 1980’s and began manufacturing FIB workstations in 1989.  In 1993 we manufactured and sold our first DualBeam systems.  In 1997 we acquired substantially all of the assets and liabilities of Philips’ electron optics business, a manufacturer of electron microscopes headquartered in Eindhoven, The Netherlands, in exchange for 55% of our common stock outstanding after issuance.  This transaction was accounted for as a reverse acquisition and, as a result, we became a majority owned subsidiary of Philips.  The combination with Philips gave us expanded research and development capabilities, increased manufacturing capacity, a worldwide sales and service organization and additional financial resources.  In 1999 we acquired Micrion Corporation, a manufacturer of single beam FIB systems headquartered in Peabody, Massachusetts.  The acquisition of Micrion broadened our product lines, added research and development strength and expanded our sales and service capabilities in the U.S., Japan and Taiwan. We expect to continue to expand our business in the future through internal growth and strategic acquisitions and partnerships.  On July 12, 2002, we announced that we had entered into an agreement and plan of merger with Veeco Instruments, Inc., or Veeco.  The merger is expected to close in the fourth quarter of 2002, assuming shareholder and regulatory approvals.  Please read Agreement and Plan of Merger with Veeco Instruments below.

                Our standard billing terms usually include a holdback of 10 to 20 percent of the total selling price until completion of the installation and final acceptance of our equipment at the customer’s site.  We do not recognize the portion of revenue related to installation and final acceptance until the installation and final acceptance are completed.  This policy is in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements or SAB 101.  We expect to continue to experience volatility in our reported revenues due to the timing of revenue recognition under SAB 101.  We also receive revenue from services provided to our customers.  Revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue from service contracts is recognized ratably over the term of the service contracts.

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

                Our customer base is diverse, but we have historically derived a significant portion of our revenue from sales to a few key customers, and we expect that trend to continue.  Sales to our top 10 customers accounted for 29% of our total net sales in 2001.  A significant portion of our revenue has been derived from customers outside of the U.S., and we expect that trend to continue.  Total net sales outside the U.S. were 57% in 2001 and 56% in the first half of 2002.

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

                In addition to the U.S. dollar, we conduct significant business in euros, Japanese yen, British pounds and Czech korunas.  Because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from that geographic region.  Our raw materials, labor and other manufacturing costs are primarily denominated in U.S. dollars, euros and Czech korunas.  This situation has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in 2001 and the first quarter of 2002.  A weakening of the dollar in relation to the euro or Czech koruna would have an adverse effect on our reported results of operations, as was the case in the second quarter of 2002.  Movement of Asian currencies in relation to the dollar and euro can also affect our reported sales and results of operations because we derive a greater proportion of revenue from the Asia Pacific region than the costs we incur there.  In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.  We attempt to mitigate our currency translation and transaction exposures by using forward exchange contracts.  We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.

                In the past, we have derived significant benefits from our relationship with Philips.  These benefits included access to patents and intellectual property and research and development services, participation in Philips’ collective bargaining agreements and pension plans, participation in Philips’ insurance programs, the Philips credit facility, access to Philips’ information technology systems and export and purchasing services provided by Philips.  Since May 21, 2001, when Philips’ ownership of our common stock was reduced to approximately 25%, we have incurred additional labor and operating costs.  These costs have been partially offset by payments to us from Philips, which were to total up to $6.0 million over a three-year period pursuant to our separation agreement with Philips.  The separation agreement provided that these payments would cease upon a change of control of FEI.  Because of our expected merger with Veeco and related amendments to the agreements with Philips, we now estimate that these payments will terminate before the end of the three-year period and that FEI will receive a total of $4.5 million.  Accordingly, an additional $1.1 million of these payments were recognized during the thirteen weeks ended June 30, 2002, for a total of $1.7 million during the quarter.  During the twenty-six weeks ended June 30, 2002, we recognized a total of $2.3 million of these payments as an offset to expenses.  We expect to recognize the remaining $0.8 million of this expense reduction in the third quarter of 2002, and nothing thereafter, assuming the merger closes when expected.

RESULTS OF OPERATIONS

                The following table sets forth our statement of operations data as a percentage of net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	June 30,	July 1,	June 30,
	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.3	54.6	50.6	53.7
Gross profit	50.7	45.4	49.4	46.3
Research and development	11.9	12.0	10.9	12.4
Selling, general and administrative	19.2	20.4	18.8	20.5
Merger costs	0.0	1.3	0.0	0.6
Amortization of purchased goodwill and technology	1.8	1.4	1.7	1.4
Operating income	17.8	10.3	18.0	11.4
Other expense, net	(2.9)	(1.6)	(1.6)	(1.5)
Income before taxes	15.0	8.7	16.4	9.9
Tax expense	5.8	3.2	6.4	3.6
Net income	9.1%	5.5%	10.0%	6.3%

Totals may not foot due to rounding.

                Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales for the thirteen weeks ended June 30, 2002 decreased $6.2 million (7%), and for the twenty-six weeks ended June 30, 2002 decreased $15.2 million (8%) compared to the corresponding periods in 2001.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	June 30,	July 1,	June 30,
	2001	2002	2001	2002
Net Sales by Segment:	(in thousands )
Microelectronics	$44,795	$32,379	$92,820	$68,850
Electron Optics	31,743	36,492	58,725	66,682
Components	4,435	2,566	9,317	5,703
Customer Service	13,069	16,444	26,695	31,144

	$94,042	$87,881	$187,557	$172,379

                Microelectronics segment sales decreased $12.4 million (28%) in the second quarter of 2002 compared to the second quarter of 2001 and decreased $24.0 million (26%) for the twenty-six weeks ended June 30, 2002 compared to the same period in 2001.  The decrease was due primarily to the worldwide downturn and weak market conditions in the semiconductor and data storage industries, partially off-set by increased sales of our lower-priced products from this segment into the industry and institute markets.

                Electron optics segment sales increased $4.7 million (15%) in the second quarter and $8.0 million (14%) in the first half of 2002 compared to the same periods in 2001.  Sales in this segment from our SEM products increased significantly due to strong demand for our new Quanta and Sirion SEM products, primarily in the industry and institute markets. The acquisition of the SIMS product line in June from Atomika also provided $0.9 million of the increase in second quarter electron optic sales.

                Components segment sales decreased $1.9 million (42%) in the second quarter of 2002 and $3.6 million

(39%) in the first half of 2002 compared to the same periods in 2001.  Our component segment sales were adversely affected by the worldwide semiconductor equipment downturn.

Service sales increased $3.4 million (26%) in the second quarter of 2002 and $4.4 million (17%) in the first half of 2002 compared to 2001.  The increase in service segment sales was primarily the result of an increase in the number of systems under service contracts in our worldwide installed base, particularly with respect to microelectronics segment products which carry higher average service contract prices corresponding with their higher average unit selling prices.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002
	(in thousands )
Net Sales by Geographic Region:
North America	$35,448	$33,690	$77,242	$70,746
Europe	33,936	28,906	49,978	52,803
Asia Pacific Region	24,658	25,285	60,337	48,830
	$94,042	$87,881	$187,557	$172,379

In North America, sales decreased by $1.8 million (5%) from the second quarter of 2001 to the second quarter of 2002 and decreased by $6.5 million (8%) from the first half of 2001 to the first half of 2002, primarily due to weak market conditions arising from the downturn in the semiconductor and data storage industries.  In Europe, sales decreased by $5.0 million (15%) from the second quarter of 2001 to the second quarter of 2002 but increased by $2.8 million (6%) from the first half of 2001 to the first half of 2002, primarily due to stronger sales in the industry and institute markets for the comparable period.  In the Asia Pacific region, sales increased by $0.6 million (3%) from the second quarter of 2001 to the second quarter of 2002 and decreased by $17.7 million (29%) from the first half of 2001 to the first half of 2002.  Sales in the Asia Pacific region in the first quarter of 2001 were at record levels for FEI, driven by strength in the semiconductor and data storage markets in that region as well as seasonal trends arising from the fact that many Japanese customers have March 31 fiscal year ends.  The Asia Pacific region has also been adversely affected in the first half of 2002 by overall depressed economic conditions.

Gross Profit

Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Gross profit as a percentage of sales, or gross margin, was 45.4% for the second quarter of 2002 compared to 50.7% for the second quarter of 2001 and was 46.3% for the first half of 2002 compared to 49.4% for the first half of 2001.

Our gross margin has declined over the last year due to several factors.  The most significant factor has been the change in our product mix.  In general, our microelectronics products carry higher gross margins than our electron optics products and our service business, and microelectronics products have decreased from 49.5% of our year-to-date net sales in 2001 to 39.9% of our year-to-date net sales in 2002 as a result of lesser demand from our customers. Our margins in 2002 have also been affected by pricing pressure from competitors that have introduced new products into our markets or who benefit from favorable currency exchange movements in their home countries. We have also experienced cost increases in 2002 from some of our larger vendors.  Our future gross margins could be affected by changes in product mix, further pricing pressure from competitors or by unfavorable movements in currency exchange rates.  Our gross margins could also be adversely affected in the future by increases in our costs for component parts.

Research and Development Costs

Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software or enhancements to existing products and software.  R&D costs decreased $0.6 million (5%) in the second quarter of 2002 and increased $0.9 million (4%) in the first half of 2002 compared to the same periods in 2001.  R&D costs are reported net of subsidies and capitalized software development costs.  These offsets totaled $1.2 million and $2.1 million in the second quarter of 2001 and 2002, respectively, and were $1.8 million and $3.8 million in the first half of 2001 and 2002.  Excluding the effects of these offsets, R&D costs increased $0.3 million (2%) in the second quarter of 2002 and $2.9 million (13%) in the first half of 2002 compared to the same periods in 2001. The increase in R&D costs in 2002 is primarily attributable to increases in engineering headcount, including employees added through two small acquisitions we made in the second half of 2001.  We are continuing to invest in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.  We expect our R&D costs to continue to increase in dollar amount over time.

Selling, General and Administrative Costs

Selling, general and administrative, or SG&A, costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs include sales commissions paid to our employees as well as to our agents.  SG&A costs for the second quarter of 2002 decreased $0.1 million (1%) compared to the second quarter of 2001 and were flat for the first half of 2002 compared to the first half of 2001.  As a percentage of sales, SG&A costs were 19.2% and 20.4% in the second quarter of 2001 and 2002, and were 18.8% and 20.5% in the first six months of 2001 and 2002, respectively.  The increase in SG&A costs as a percentage of sales from 2001 to 2002 is primarily attributable to lower sales volumes and the fact that many SG&A costs are fixed or semi-fixed rather than variable in nature.

Merger Costs

During the second quarter of 2002, $1.1 million of legal and accounting costs were incurred and expensed in conjunction with the Company’s announced intention to merge with Veeco Instruments.  Please read also Agreement and Plan of Merger with Veeco Instruments, Inc. below.  We expect to incur additional merger related costs of $9.0 million to $12.0 million for investment banking, legal and accounting fees if the merger closes as expected.

Amortization of Purchased Goodwill and Technology

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, we no longer amortize purchased goodwill effective January 1, 2002.  Under SFAS No. 142, amortization has been replaced with a periodic impairment test for goodwill.  Read also Note 2 to the consolidated financial statements included elsewhere in this report and the heading Recently Issued Accounting Pronouncements below.  Amortization of purchased goodwill and technology decreased $0.4 million from the second quarter of 2001 to the second quarter of 2002 and $0.8 million from the first half of 2001 to the first half of 2002.  This change resulted from a decrease of $0.9 million and $1.7 million during the quarter and first six months resulting from the cessation of goodwill amortization, partially offset by $0.5 million and $0.9 million during the quarter and first six months of new amortization for purchased technology recorded from acquisitions made during 2001.

Other Income (Expense), Net

Interest income represents interest earned on the temporary investment of cash and cash equivalents, short term investments, and non-current investments.  The increase in interest income in both the second quarter and first half of 2002 compared to the same periods of 2001 is the result of increased cash balances invested, partially offset by lower average interest rates.  Interest rates decreased significantly during the second half of 2001 and have remained low through the first half of 2002.  Completion of our common stock offering in May 2001 and our convertible debt offering in August 2001 provided additional cash that has been invested in both short-term and non-current marketable debt securities.  Interest expense for the second quarter and first half of 2002 includes $2.4 million and $4.8 million for the convertible debt issued in August 2001.  Interest expense in the second quarter and first half of 2001 represented interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility.

In July 2001, the Company entered into a definitive agreement to purchase the assets of Surface Interface.    As a result of this agreement, we adjusted the carrying value of our existing investment in Surface Interface to reflect the purchase price in the definitive agreement.  Accordingly, a valuation charge to earnings of $3.7 million was taken in the thirteen weeks ended July 1, 2001.

Income Tax Expense

Our effective income tax rate on income before taxes was 39.1% and 36.5% for the second quarter of 2001 and 2002, and 38.9% and 36.5% for the first six months of 2001 and 2002, respectively.  Our effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., research and experimentation tax credits earned in the U.S., the nondeductible write-off of purchased in-process research and development costs, the amortization of goodwill prior to January 1, 2002 that is not deductible for income tax purposes as well as other factors.  The effective tax rate was higher in the second quarter and first half of 2001 compared to the same periods of 2002 primarily because of the amortization of non-deductible goodwill during 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $10.2 million in the first six months of 2002 to $187.1 million as of June 30, 2002.  Operating activities provided $9.4 million and $30.1 million of cash in the first half of 2002 and 2001, respectively.  Excluding the effects of changes in working capital components, operating activities generated $24.4 million of cash in 2002 and $26.2 million of cash in 2001.  The decrease in cash flows from operating activities in the first half of 2002 compared with the first half of 2001 was primarily due to lower net income and changes in working capital components.

Short-term investments decreased by $57.3 million in the first half of 2002 to $61.5 million as of June 30, 2002.  These investments represent marketable debt securities which had maturities greater than 90 days when we purchased them.  All such investments are scheduled to mature in less than 12 months from the balance sheet date.  The decrease in short-term investments was offset by our purchase of non-current investments in the first half of 2002, which totaled $48.6 million at June 30, 2002. These non-current investments represent marketable debt securities, which are scheduled to mature more than 12 months from the balance sheet date.  We intend to hold these securities to their maturity dates.

Accounts receivable increased $10.9 million from December 31, 2001 to June 30, 2002.  Weakening of the dollar in relation to currencies of our foreign subsidiaries during the second quarter of 2002 resulted in $4.3 million of the increase from the translation of foreign receivables into U.S. dollars.  Our days sales outstanding, or DSO, calculated on an end-of-quarter basis, increased from 77 days at December 31, 2001 to 95 days at June 30, 2002.  Inventories increased $8.2 million from December 31, 2001 to June 30, 2002.  The majority of this increase, $6.7 million, is due to currency changes, as our foreign currency denominated inventories are translated into U.S. dollars.  The remaining increase was primarily due to the acquisition of assets from Atomika, Inc.  As a result of this increase in inventory, our inventory turnover rate, calculated on an end-of-quarter basis, decreased from 2.7 at December 31, 2001 to 2.1 at June 30, 2002.  Current liabilities increased $5.8 million from December 31, 2001 to June 30, 2002.  This increase resulted from the translation of foreign currency liabilities into U.S. dollars, partially offset by payment of year-end accruals.

We incurred capital expenditures for acquisition of equipment of $10.3 million in the first half of 2002 and $12.4 million in the first half of 2001.  These expenditures included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers.  We have expanded our demonstration capabilities over the last two years.  We also invest in equipment for development, manufacturing and testing purposes.  We lease the real property used in our business.  However, on July 30, 2002 we purchased land and two buildings in Hillsboro, Oregon, which are expected to cost a total of $23.0 million after improvements are completed.  We plan to vacate our leased facilities in Oregon, and consolidate our operations into these newly acquired facilities.  We expect the annual cost of the owned facilities to be less than the annual cost of our current leased facilities.  We expect to continue to invest in capital expenditures to further expand our business, particularly for demonstration equipment and loaner systems.  We also invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers.  We capitalized software development costs of $1.5 million in the first six months of 2002 and $0.5 million in the first half of 2001.  We also expect to continue to invest in software development as we develop new software for our existing products and new products under development.

During the first quarter of 2002 we invested $1.0 million for a small equity position in a start-up company that manufactures metrology equipment for the semiconductor manufacturing industry.  During the second quarter of 2002 we purchased all of the assets and assumed certain liabilities of Atomika, Inc., a supplier of secondary ion mass spectrometry equipment for $1.1 million in cash and the assumption of $1.6 million in liabilities. We expect to continue to use acquisition and investment opportunities to augment our growth and market position.

On July 30, 2001, we terminated our $75.0 million credit facility with Philips, and the outstanding balance was repaid in full.  We currently have no plans to establish a replacement credit facility because of our anticipated merger with Veeco.

We also maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the U.S. and various limited facilities in selected foreign countries.  In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $4.9 million facility in the Netherlands for the purpose of issuing standby letters of credit/bank guarantees.  At June 30, 2002, we had outstanding standby letters of credit/bank guarantees totaling approximately $1.9 million to secure customer advance deposits under these bank facilities.  We also had outstanding at June 30, 2002, $10.5 million of foreign bank guarantees that are secured by cash balances.

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

Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2006.  The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs.  The leases generally provide renewal options at current market rates.  Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense was $1.6 million and $1.7 million for the second quarter of 2001 and 2002, and $3.0 million and $3.7 million for the first six months of 2001 and 2002, respectively.

On May 22, 2001, we completed a public offering of 3,066,666 shares of FEI common stock sold by us and 6,133,334 shares of FEI common stock sold by Philips.  Our proceeds, net of underwriting discounts, commissions and offering expenses, totaled $88.0 million.  We used $26.0 million of the proceeds from this stock offering to pay off the Philips line of credit and are using the remainder for working capital and general corporate purposes.  With completion of the offering, Philips’ ownership of FEI common stock was reduced to approximately 8.1 million shares, or 25.6% of the total FEI common shares then outstanding, compared with 49.7% ownership prior to the offering.

We issue shares under our employee stock purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time.  We also grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs.  During the first half of 2001, 162,355 shares were issued under these programs as compared to 209,445 shares issued in the first half of 2002.  These programs generated cash of $2.0 million in the first half of 2001 and $2.9 million in the first half of 2002.

We assess liquidity needs by evaluating cash balances on hand, available borrowings under our credit facilities, working capital trends and expected cash flows from operating activities versus our investment needs.  In consideration of these factors, we believe that we have adequate financial resources for at least the next 12 months.

RELATED-PARTY ACTIVITY

Philips - Philips maintained majority control of FEI from February 21, 1997 until May 22, 2001, when its ownership was reduced through a secondary public stock offering.

We purchase various goods and services from Philips and Philips also purchases goods and services from us.  We entered into a separation agreement with Philips, effective December 31, 2000, that clarifies certain relationships and transactions between the parties. Certain terms of the agreement became effective May 22, 2001 or 120 days after May 22, 2001, the day Philips’ ownership fell below 45% of the Company’s outstanding common stock. The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips’ insurance programs and the Philips credit facility.  Under the separation agreement, we no longer participate in certain Philips sponsored or administered programs.  We continue to purchase certain of these services from Philips and certain other of these services are procured from other suppliers.  The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 is in excess of the amounts previously paid to Philips.

Prior to September 1, 2001, the Company participated in certain pension and collective bargaining arrangements made by Philips in The Netherlands.  We have entered into our own pension and collective bargaining arrangements in The Netherlands effective September 1, 2001.  The cost of these employee benefit arrangements in The Netherlands is in excess of the amounts previously paid under the Philips arrangements.  Under terms of the separation agreement with Philips dated December 31, 2000, Philips was to pay up to $6.0 million to FEI over a three-year period to reduce the effect of these increased costs.  These payments would terminate on a change of control of FEI, as defined in the agreement.  Because of our expected merger with Veeco, we now estimate that these payments will terminate before the end of the three-year period and that FEI will receive a total of only $4.5 million.  Accordingly, an additional $1.1 million of these payments were recognized during the thirteen weeks ended June 30, 2002, for a total of $1.7 million during the quarter.  During the twenty-six weeks ended June 30, 2002, we recognized a total of $2.3 million of these payments as an offset to expenses.  During the thirteen and twenty-six weeks ended July 1, 2001, we recognized none of these payments or expense offsets.  We expect to recognize the remaining $0.8 million of this expense reduction in the third quarter of 2002, and nothing thereafter, assuming the merger closes when expected.

Certain Philips business units purchase our products and services for internal use.  In addition, a substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.

Accurel – Vahe Sarkissian, FEI’s President and Chief Executive Officer, owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets. In the thirteen weeks ended March 31, 2002, the Company sold two systems to Accurel for an aggregate purchase price of $2.2 million.  Accurel was extended payment terms of 5 years with 7% interest for one system and 3 years with 6.5% interest for the other.  These transactions were reviewed and approved by the Company’s board of directors.  There were no system sales to Accurel in the thirteen weeks ended June 30, 2002.  The Company also provides service to Accurel on several of the Company’s products used by Accurel.  Service revenue from Accurel was $0.1 million and $0.2 million in the thirteen and twenty-six weeks ended July 1, 2001 and $0.1 million and $0.2 million in the thirteen and twenty-six weeks ended June 30, 2002.  The Company has also guaranteed certain third party leases of Accurel, up to a maximum of $0.5 million as of June 30, 2002.

Stock Purchase Loan – On June 25, 1998, we loaned $1.1 million to Vahe Sarkissian, our President and Chief Executive Officer, for the purchase of restricted FEI stock.  The loan was originally due June 25, 2002 and bore interest at a rate of 5.58%. Effective as of June 25, 2002, our board of directors approved an amendment to the loan to extend the due date of the loan to June 25, 2005 and to increase the interest rate to 5.75%.

AGREEMENT AND PLAN OF MERGER WITH VEECO INSTRUMENTS, INC.

On July 11, 2002, FEI entered into an Agreement and Plan of Merger, or Merger Agreement, by and among Veeco Instruments Inc., Venice Acquisition Corp., a wholly owned subsidiary of Veeco and FEI. Pursuant to the Merger Agreement, Venice Acquisition will merge with and into FEI, with the result that FEI shall be the surviving corporation and shall become a wholly owned subsidiary of Veeco. As a result of the merger, each share of FEI common stock issued and outstanding immediately prior to the effective time of the merger shall be converted into the right to receive 1.355 shares of Veeco common stock. In addition, Veeco will assume all options or other rights to purchase capital stock of FEI outstanding under FEI’s existing stock option plans, including FEI’s stock purchase plans and FEI’s convertible debt.  The consummation of the Merger, which is expected in the fourth quarter of 2002, is subject to the approval of the shareholders of FEI and Veeco, expiration or termination of certain waiting periods under United States and applicable foreign antitrust laws, SEC clearance and other customary closing conditions. On August 12, 2002, the Antitrust Division of the Department of Justice contacted the Company and advised us that it intends to conduct a preliminary inquiry into the transaction. The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

For more information concerning the merger and related transactions, including risks and uncertainties related to the merger and these transactions, please see the Registration Statement on Form S-4 filed by Veeco with the SEC in connection with the merger (File No. 333-97977).  FEI shareholders as of the record date for voting on the merger will also receive a joint proxy statement/prospectus, which is a part of the Form S-4.  The joint proxy statement/prospectus contains important information about the merger and FEI shareholders are urged to review it carefully.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no effect on our results of operations or cash flows for the thirteen or twenty-six weeks ended June 30, 2002.  The amount of goodwill amortization expense was $896 for the thirteen weeks and $1,683 for the twenty-six weeks ended July 1, 2001.  As part of the adoption of SFAS No. 142, we were required to complete an impairment test on existing goodwill by June 30, 2002 and annually thereafter.  We completed this impairment test during the thirteen weeks ended June 30, 2002 and determined there was no impairment to our existing goodwill.  SFAS No. 142 did not effect the accounting treatment for our other purchased technology such as existing technology and in-process research and development.

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

On July 30, 2002, FASB issued SFAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

From time to time we may make forward-looking statements that are subject to a number of risks and uncertainties.  The statements in this report concerning increased investment in plant and equipment and software development, the portions of our sales consisting of international sales, expected capital requirements, estimates of increased labor costs, use of acquisition and investment opportunities to augment growth, use of investments in capital expenditures and increasing research and development costs to broaden the product line offerings of our business segments and the expected completion of our merger with Veeco constitute forward-looking statements that are subject to risks and uncertainties.  Factors that could materially decrease our investment in plant and equipment and software development include, but are not limited to, downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix.  Factors that could materially reduce the portion of our sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase our capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.  Factors that could increase our labor costs include, but are not limited to, a tighter labor market, general economic conditions and competitive factors.  Factors that could materially reduce our investments in capital expenditures and research and development costs include, but are not limited to, our ability to successfully execute our business plan in each of our business segments, customer demand for our existing products and new products, new product offerings of our competitors and the other factors listed above.  Factors that could affect our ability to augment our growth using acquisition and investment opportunities include, but are not limited to, business conditions and growth in the electronics industry and general economies, our ability to successfully locate and develop investment relationships or acquisition opportunities with other companies in our industry and the ability to integrate the operations of any acquisitions with our operations to grow our business. Factors that could delay the closing date or cancel the plan of merger with Veeco include, but are not limited to, the timing and results of shareholder votes by both FEI and Veeco and the timing and results of regulatory reviews.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries.  Each of the foreign subsidiaries keeps its accounting records in its respective local currency.  These local currency denominated accounting records are translated at exchange rates which fluctuate up or down from period to period and consequently affect the consolidated results of operations and financial position.  The major foreign currencies in which we face periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling.  Although for each of the last two years more than 55% of our sales occurred outside of the U.S., a large portion of these foreign sales were denominated in U.S. dollars and euros.  Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date.  The resulting translation adjustments increased shareholders’ equity and comprehensive income for the first six months of 2002 by $8.1 million.

We do not enter into derivative financial instruments for speculative purposes.  From time to time we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions.  As of June 30, 2002, the aggregate stated amount of these contracts was $35.5 million.  Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of June 30, 2002 would decrease by approximately $3.1 million.  The decrease in value would be substantially offset from the revaluation of the underlying hedged transactions.

Interest Rate Sensitivity

Since we have no variable interest rate debt outstanding at June 30, 2002, we would not experience a material adverse affect on our income before taxes as the result of a 1% increase in short-term interest rates.

We maintain an investment portfolio consisting primarily of fixed rate commercial paper, corporate bonds, bonds issued by the U.S. government or its agencies and other fixed rate securities, with maturities of less than two years.  An increase or decrease in interest rates of 1% would not have an immediate material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity.  However, as these investments mature and are re-invested at current available interest rates, the weighted average interest rate on our investment portfolio is affected by changes in short-term interest rates.  A change of 1% in these short-term interest rates would eventually have a material affect on our results of operations and cash flows, by affecting the interest income we earn on this investment portfolio.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On May 16, 2001 at the Company’s Annual Meeting of Shareholders, the holders of the Company’s outstanding Common Stock took the actions described below.  As of the record date for the Annual Meeting, 32,265,328 shares of Common Stock were issued and outstanding.

1.             The shareholders elected each of Michael J. Attardo, Wilfred J. Corrigan, William E. Curran, Dr. William W. Lattin, Jan C. Lobbezoo, Gerhard Parker, Vahé A. Sarkissian and Donald R. VanLuvanee by the votes indicated below, to serve on the Company’s Board of Directors for the ensuing year:

Michael J. Attardo
29,886,477	shares in favor
216,400	shares against or withheld

Wilfred J. Corrigan
29,909,312	shares in favor
193,565	shares against or withheld

William E. Curran
29,608,124	shares in favor
494,753	shares against or withheld

Dr. William W. Lattin
29,910,387	shares in favor
192,490	shares against or withheld

Jan C. Lobbezoo
29,587,044	shares in favor
515,833	shares against or withheld

Dr. Gerhard Parker
29,910,387	shares in favor
192,490	shares against or withheld

Vahé A. Sarkissian
22,810,779	shares in favor
7,292,098	shares against or withheld

Donald R. VanLuvanee
29,886,387	shares in favor
216,490	shares against or withheld

2.             The shareholders voted to amend the Company’s 1995 Stock Incentive Plan (i) to increase the number of shares of common stock reserved for issuance under the plan to 6,500,000; and (ii) effective as of January 1, 2001, to increase the number of shares subject to options or stock appreciation rights that may be granted to any employee in any single year, subsequent to the initial grant, from 100,000 to 200,000, by the votes indicated below:

23,468,864	shares in favor
6,593,241	shares against or withheld
40,772	shares abstaining

Item 5.  Other Information

Non-Audit Service Approval

In addition to audit services, the Company’s auditors, Deloitte & Touche LLP, provide the following non-audit services to the Company:  non-audit accounting services, tax planning, tax return preparation and transactional services.  The audit committee of the Company’s board of directors has reviewed and approved Deloitte & Touche’s engagements to provide these non-audit services.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10.22  Amendment No. 1, dated as of June 24, 2002 to Non-Negotiable Promissory Note, dated as of June 25, 1998, between the Registrant and Vahe’ Sarkissian.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: August 14, 2002	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
President and
Chief Executive Officer

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and
Acting Chief Financial Officer