Form 10-Q
period 2002-09-29
FEI CO
filed 2002-11-13
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

The number of shares of Common Stock outstanding as of November 7, 2002 was 32,593,724.

INDEX TO FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets - December 31, 2001 and September 29, 2002

Condensed Consolidated Statements of Operations - Thirteen Weeks Ended September 30, 2001 and September 29, 2002 Thirty-Nine Weeks Ended September 30 2001 and September 29, 2002

Condensed Consolidated Statements of Comprehensive Income - Thirteen Weeks Ended September 30, 2001 and September 29, 2002 Thirty-Nine Weeks Ended September 30, 2001 and September 29, 2002

Condensed Consolidated Statements of Cash Flows - Thirty-Nine Weeks Ended September 30, 2001 and September 29, 2002

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibit Index

i

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31, 2001	September 29, 2002
Assets

Current assets:
Cash and cash equivalents	$176,862	$124,309
Short-term investments in marketable securities	118,814	61,668
Receivables, net	80,899	88,415
Current account with Philips	2,401	—
Current receivable from Accurel	111	601
Inventories	76,533	88,149
Deferred income taxes	16,900	10,100
Other current assets	7,300	9,819

Total current assets	479,820	383,061

Non-current investments in marketable securities	—	75,848

Long-term receivable from Accurel	—	2,669

Property, plant and equipment, net	34,526	54,949

Purchased technology, net	30,680	27,067

Goodwill, net	32,497	32,676

Other assets	29,953	39,720

Total Assets	$607,476	$615,990

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$27,569	$32,905
Current account with Philips	—	4,103
Accrued payroll liabilities	13,042	8,463
Accrued warranty reserves	18,988	16,551
Deferred revenue	29,125	23,821
Income taxes payable	17,804	8,759
Other current liabilities	24,268	18,035

Total current liabilities	130,796	112,637

Convertible debt	175,000	175,000

Deferred income taxes	4,100	4,000

Other liabilities	1,064	3,040

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock - 500,000 shares authorized; none issued and outstanding	—	—
Common stock - 45,000,000 shares authorized; 32,053,028 and 32,545,370 shares issued and outstanding at December 31, 2001 and September 29, 2002	317,140	322,058
Note receivable from shareholder	(1,116)	(1,116)
Retained earnings (accumulated deficit)	(10,368)	1,840
Accumulated other comprehensive loss	(9,140)	(1,469)

Total shareholders’ equity	296,516	321,313

Total Liabilities and Shareholders’ Equity	$607,476	$615,990

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002

Net sales-products	$78,977	$65,840	$239,431	$203,324
Related party sales-products	—	1,050	408	4,801
Net sales-customer service	12,569	16,769	38,600	47,714
Related party sales-customer service	334	150	998	349
Total net sales	91,880	83,809	279,437	256,188

Cost of sales-products	36,215	36,809	110,880	106,330
Cost of sales-customer service	10,890	11,795	31,149	34,893
Total cost of sales	47,105	48,604	142,029	141,223

Gross profit	44,775	35,205	137,408	114,965

Operating expenses:
Research and development	10,008	10,114	30,478	31,440
Selling, general and administrative	17,821	17,887	53,129	53,187
Merger costs	—	2,734	—	3,851
Amortization of purchased goodwill and technology	1,582	1,205	4,768	3,613
Purchased in-process research and development	3,438	—	3,438	—

Total operating expenses	32,849	31,940	91,813	92,091

Operating income	11,926	3,265	45,595	22,874

Other income (expense):
Interest income	1,701	1,740	2,416	5,286
Interest expense	(1,754)	(2,500)	(2,643)	(7,814)
Valuation adjustment	—	—	(3,718)	—
Other	(732)	(269)	241	(1,120)
Total other expense, net	(785)	(1,029)	(3,704)	(3,648)

Income before taxes	11,141	2,236	41,891	19,226

Income tax expense	5,532	817	17,491	7,018

Net income	$5,609	$1,419	$24,400	$12,208

Per share data:
Basic earnings per share	$0.18	$0.04	$0.81	$0.38
Diluted earnings per share	$0.17	$0.04	$0.77	$0.37

Weighted average shares outstanding:
Basic	31,844,387	32,427,108	30,239,284	32,298,758
Diluted	33,332,365	33,219,501	31,658,318	33,341,539

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002

Net income	$5,609	$1,419	$24,400	$12,208

Other comprehensive income (loss):
Foreign currency translation adjustment, zero taxes provided	3,458	(578)	652	7,511
Unrealized gain on currency hedge contracts, zero taxes provided	—	160	—	160

Comprehensive income	$9,067	$1,001	$25,052	$19,879

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002
Cash flows from operating activities:
Net income	$24,400	$12,208
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	8,528	9,743
Amortization	6,372	5,595
Purchased in-process research and development	3,438	—
Loss on Retirement of fixed assets and demonstration systems	647	653
Deferred income taxes	(2,809)	6,700
Valuation adjustment	3,718	—
Decrease (increase) in assets:
Receivables	(10,834)	(4,694)
Current account with Philips	4,035	8,765
Current receivable from Accurel	1,017	(490)
Inventories	(27,575)	(3,307)
Other assets	(7,884)	(14,617)
Increase (decrease) in liabilities:
Accounts payable	310	3,109
Accrued payroll liabilities	(149)	(5,006)
Accrued warranty reserves	1,117	(3,514)
Deferred revenue	7,626	(6,614)
Income taxes payable	7,604	(10,169)
Other liabilities	(714)	(3,651)
Net cash provided (used) by operating activities	18,847	(5,289)

Cash flows from investing activities:
Acquisition of equipment	(16,638)	(32,135)
Net change in short-term investments in marketable securities	—	57,146
Purchase of non-current investments in marketable securities	—	(75,848)
Acquisition of patents	(200)	(250)
Investment in unconsolidated affiliate	—	(990)
Acquisition of businesses, net of cash acquired	(1,300)	(1,174)
Investment in software development	(1,459)	(2,868)
Net cash used in investing activities	(19,597)	(56,119)

Cash flows from financing activities:
Net repayments of bank lines of credit	(1,534)	—
Proceeds of borrowings from Philips	(24,140)	—
Proceeds from convertible debt offering, net of expenses	169,200	—
Proceeds from secondary offering, net of expenses	88,008	—
Repurchase of Company common stock	(1,009)
Proceeds from employee stock plans	3,457	4,918
Net cash provided by financing activities	233,982	4,918
Effect of exchange rate changes	653	3,937

Net increase (decrease) in cash and cash equivalents	233,885	(52,553)
Cash and cash equivalents, beginning of period	24,031	176,862
Cash and cash equivalents, end of period	$257,916	$124,309

See notes to condensed consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – FEI Company and its wholly-owned subsidiaries (“FEI” or the “Company”) design, manufacture, market and service products based on focused charged particle beam technology.  The Company’s products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”) and DualBeam systems that combine a FIB column and a SEM column on a single platform. The Company also designs, manufactures and sells some of the components of electron microscopes and FIBs to other manufacturers.  The Company has research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, The Netherlands; Munich, Germany; and Brno, Czech Republic.  Sales and service operations are conducted in the United States of America (“U.S.”) and 18 other countries located throughout North America, Europe and the Asia Pacific Region. The Company also sells its products through independent agents and representatives in various additional countries. The Company’s products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields.

Basis of Presentation – The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and purchase accounting adjustments, considered necessary for fair presentation have been included.  The results of operations for the thirteen and thirty-nine weeks ended September 29, 2002 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements –The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or cash flows for the thirteen and thirty-nine weeks ended September 29, 2002.  The amount of goodwill amortization expense was $678 for the thirteen weeks and $2,361 for the thirty-nine weeks ended September 30, 2001.  As part of the adoption of SFAS No. 142, the Company was required to complete an impairment test on existing goodwill by June 30, 2002 and annually thereafter.  The Company completed this impairment test during the thirteen weeks ended June 30, 2002 and determined there was no impairment to its existing goodwill.  SFAS No. 142 did not affect the accounting treatment for the Company’s other purchased technology such as existing technology.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and became effective January 1, 2002.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

On July 30, 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

Investments - Investments represent marketable debt securities with maturities greater than three months at the time of purchase.  All such investments are classified as held-to-maturity and, accordingly, are carried at amortized cost on the consolidated balance sheet.  Investments with maturities greater than twelve months from the balance sheet date are classified as non-current investments.

Earnings per Share – The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002

Weighted average shares outstanding - basic	31,844,387	32,427,108	30,239,284	32,298,758
Dilutive effect of stock options calculated using the treasury stock method	1,487,978	792,393	1,419,034	1,042,781

Weighted average shares outstanding - diluted	33,332,365	33,219,501	31,658,318	33,341,539

For the thirteen weeks ended September 30, 2001 and September 29, 2002, 126,854 and 1,905,041 shares issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the thirty-nine weeks ended September 30, 2001 and September 29, 2002, 83,785 and 1,217,984 shares issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.  For the thirteen and thirty-nine weeks ended September 30, 2001 and September 29, 2002, 3,533,926 shares issuable upon the potential conversion of the Company’s convertible debt were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Supplemental Cash Flow Information – Cash paid for interest totaled $1,038 in the thirty-nine weeks ended September 30, 2001 and $10,534 in the thirty-nine weeks ended September 29, 2002.  Cash paid for income taxes totaled $12,696 in the thirty-nine weeks ended September 30, 2001 and $9,362 in the thirty-nine weeks ended September 29, 2002.

2.             MERGERS AND ACQUISITIONS

2001 Acquisitions - On April 24, 2001, the Company acquired all of the outstanding common stock of Deschutes Corporation (“Deschutes”), a manufacturer of focused charged particle beam systems, in a transaction accounted for under the purchase method.  Deschutes’ results of operations are included in the consolidated financial statements for the period subsequent to April 24, 2001.  The original purchase price of $3,012 included $650 of cash, 50,628 shares of FEI common stock valued at $1,279 and $1,083 of liabilities assumed.  In April 2002, an additional $200 was paid (consisting of 3,957 shares of the Company’s common stock, valued at $100, and $100 of cash) upon the meeting of milestones.  The purchase price may be increased by up to an additional $400 (consisting of 7,915 shares of the Company’s common stock, valued at $200, and $200 of cash) if certain additional milestones are met.

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

For these acquisitions, management estimated the fair value of the intangible assets, inventory, and equipment acquired in order to allocate the total purchase price to the assets acquired and liabilities assumed.  To determine the value of the technology and product lines acquired, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections were discounted to a net present value.  This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and had not yet generated revenue at the date of the acquisition.  For existing technology product lines, the discount rate used was 25 to 30 percent, representing management’s estimate of the weighted average cost of capital for the acquired businesses.  For research projects on products that had not yet been proven technologically feasible, the discount rate applied was 32 to 37 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

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

2002 Acquisitions - On June 10, 2002, the Company purchased all of the assets and assumed certain liabilities of Atomika GmbH, a supplier of secondary ion mass spectrometry equipment, in a transaction accounted for under the purchase method.  Atomika GmbH was under bankruptcy protection at the time of the transaction.  Activity of this business is included in the consolidated financial statements for the period subsequent to June 10, 2002.  The purchase price of $2,458 included $974 cash, and the assumption of $1,484 of liabilities.  The total purchase price of these assets was allocated $2,406 to current assets and $52 to equipment.  There were no intangible assets identified in the purchase price allocation for this asset purchase.

Purchased Goodwill and Technology - Purchased goodwill and technology consisted of the following:

	Amortization Period	December 31, 2001	September 29, 2002
Existing technology from PEO Combination, net of amortization of $6,642 and $7,672, respectively	12 years	$9,848	$8,817
Existing technology from Micrion acquisition, net of amortization of $3,914 and $5,135, respectively	10 years	12,363	11,142
Existing technology from other acquisitions, net of amortization of $605 and $1,966, respectively	5 years	8,469	7,108
Purchased technology, net		$30,680	$27,067

Goodwill from PEO Combination	*	$11,561	$11,630
Goodwill from Micrion acquisition	*	19,520	19,430
Goodwill from other acquisitions	*	1,416	1,616
Goodwill, net		$32,497	$32,676

*  Amortization of goodwill was discontinued effective January 1, 2002 in accordance with SFAS No. 142.

As required by SFAS No. 142, the results for the thirteen and thirty-nine weeks ended September 30, 2001 have not been restated.  A reconciliation of net income as if SFAS No. 142 had been adopted January 1, 2001 is presented below.

	Thirteen Weeks Ended September 30, 2001	Thirty-nine Weeks Ended September 30, 2001

Reported net income	$5,609	$24,400
Add back goodwill amortization, no tax effect	678	2,361

Adjusted net income	$6,287	$26,761

Basic earnings per share:
Reported earnings per share	$0.18	$0.81
Adjusted earnings per share	$0.20	$0.88

Diluted earnings per share:
Reported earnings per share	$0.17	$0.77
Adjusted earnings per share	$0.19	$0.85

3.             RECEIVABLES

Receivables consisted of the following:

	December 31, 2001	September 29, 2002

Trade accounts receivable	$84,420	$92,276
Allowance for doubtful accounts	(3,521)	(3,861)

Receivables, net	$80,899	$88,415

4.             INVENTORIES

Inventories consisted of the following:

	December 31, 2001	September 29, 2002

Raw materials and assembled parts	$37,006	$37,372
Service inventories, estimated current requirements	7,247	9,213
Work in process	24,253	29,226
Finished goods	18,604	17,994
	87,110	93,805
Reserve for excess and obsolete inventory	(10,577)	(5,656)

Total inventories	$76,533	$88,149

The Company disposed of inventory and charged the cost against the related excess and obsolescence reserve in the amount of $991 during the thirty-nine weeks ended September 30, 2001 and $6,982 during the thirty-nine weeks ended September 29, 2002.

5.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2001	September 29, 2002

Land	$—	$7,755
Buildings	—	8,758
Leasehold improvements	4,675	5,090
Machinery and equipment	28,923	33,614
Demonstration systems	26,196	33,103
Other fixed assets	11,193	12,200

	70,987	100,520
Accumulated depreciation	(36,461)	(45,571)

Total property, plant and equipment	$34,526	$54,949

On July 30, 2002, the Company purchased a 27-acre site and 180,000 square feet of office and manufacturing space in Hillsboro, Oregon

6.             OTHER ASSETS

Other assets consisted of the following:

	December 31, 2001	September 29, 2002

Service inventories, estimated noncurrent requirements, net of excess and obsolescence reserves of $9,686 and $9,360, respectively	$17,301	$24,282
Capitalized software development costs, net of amortization of $5,016 and $4,172, respectively	5,175	6,885
Debt issuance costs, net of amortization of $350 and $983, respectively	5,532	4,918
Patents, net of amortization of $163 and $190, respectively	358	581
Investment in unconsolidated affiliates	—	990
Deposits and other	1,587	2,064

Total other assets	$29,953	$39,720

The Company disposed of non-current service inventory and charged the cost against the related excess and obsolescence reserve in the amount of $1,393 during the thirty-nine weeks ended September 30, 2001 and $3,210 during the thirty-nine weeks ended September 29, 2002.

Software development costs capitalized were $935 and $1,459 during the thirteen and thirty-nine weeks ended September 30, 2001 and $1,365 and $2,868 during the thirteen and thirty-nine weeks ended September 29, 2002.  Amortization of capitalized software development costs was $490 and $1,411 for the thirteen and thirty-nine weeks ended September 30, 2001 and $445 and $1,324 for the thirteen and thirty-nine weeks ended September 29, 2002.

In March 2002, the Company purchased 529,189 shares of Series B preferred stock and 226,244 warrants to purchase Series B preferred stock of Neocera, Inc., a start-up company that manufactures metrology equipment for the semiconductor manufacturing market.  The total cost of the investment was $990.

7.             CREDIT FACILITIES

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

The Company also maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited bank facilities in selected foreign countries.  In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. and a $4,880 unsecured and uncommitted bank facility in The Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At September 29, 2002, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $4,300 to secure customer advance deposits under these bank facilities.  The Company also had outstanding at September 29, 2002, $7,699 of foreign bank guarantees that are secured by cash balances.

8.             SHAREHOLDERS’ EQUITY

The Company issued 120,173 shares of common stock to employees under its Employee Stock Purchase Plan during the thirty-nine weeks ended September 30, 2001 and 158,285 shares during the thirty-nine weeks ended September 29, 2002.  Options to purchase 122,739 shares of common stock were exercised during the thirty-nine weeks ended September 30, 2001 and options to purchase 172,224 shares of common stock were exercised during the thirty-nine weeks ended September 29, 2002.

On February 21, 1997, the Company acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics NV (“Philips”), in a transaction accounted for as a reverse acquisition (the “PEO Combination”).  Philips received 55 percent of the then outstanding common stock of the Company in the exchange.  As part of the PEO Combination, the Company agreed to issue to Philips additional shares of common stock of the Company whenever stock options that were outstanding on the date of the PEO Combination are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options.  The Company receives no additional consideration for these shares issued to Philips under this agreement.  During the thirty-nine weeks ended September 29, 2002, the Company issued 161,833 shares of its common stock to Philips pursuant to this agreement. There were no such shares issued during the thirty-nine weeks ended September 30, 2001.  As of September 29, 2002, 295,849 shares of the Company’s common stock are potentially issuable and reserved for issuance to Philips as a result of this agreement.

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

9.             RELATED-PARTY ACTIVITY

Relationship with Philips – Philips maintained majority control of FEI from February 21, 1997 until May 22, 2001, when its ownership was reduced through a secondary public stock offering (see Note 8).

The Company purchases various goods and services from Philips and Philips also purchases goods and services from the Company.  The Company and Philips entered into an agreement, effective December 31, 2000 (the “Separation Agreement”), that clarifies certain relationships and transactions between the parties. Certain terms of the agreement became effective May 22, 2001, the day Philips’ ownership fell below 45% of the Company’s outstanding common stock, or 120 days after May 22, 2001. The Separation Agreement addressed, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips’ insurance programs and the Philips credit facility.  Under the agreement, the Company no longer participates in certain Philips sponsored or administered programs.  The Company continues to purchase certain of these services from Philips and certain other of these services are procured from other suppliers.  The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 is reflected in the Company's results of operations.

Prior to September 1, 2001, the Company participated in certain pension and collective bargaining arrangements made by Philips in The Netherlands.  The Company entered into its own pension and collective bargaining arrangements in The Netherlands effective September 1, 2001.  The cost of these employee benefit arrangements in The Netherlands is reflected in the Company's results of operations subsequent to September 1, 2001.  Under terms of the Separation Agreement, Philips will pay up to $6,000 to the Company over a three-year period to reduce the effect of these and other increased costs.  These payments would terminate on a change of control of FEI, as defined in the Separation Agreement.

Due to the proposed merger discussed in Note 12, and related amendments to the agreements with Philips, the Company now expects these separation payments to end upon closing of the merger.  Based on this change in circumstance, the Company revised its estimate of the amount to be received from Philips and revised the estimated amortization period.  Accordingly, an additional $1,140 of the payments previously received under the Separation Agreement were recognized during the thirteen weeks ended June 30, 2002.  During the thirteen and thirty-nine weeks ended September 30, 2001, the Company recognized a total of $774 of these payments as an offset to expenses under this arrangement.  During the thirteen and thirty-nine weeks ended September 29, 2002, the Company recognized a total of $837 and $3,153, respectively, of this amount as an offset to expenses under this arrangement.

Current Accounts with Philips – Current accounts with Philips represent accounts receivable and accounts payable between the Company and Philips for deliveries of goods, materials and services.

Current accounts with Philips consisted of the following:

	December 31, 2001	September 29, 2002

Current accounts receivable	$5,945	$432
Current accounts payable	(3,544)	(4,535)

Net current accounts with Philips	$2,401	$(4,103)

Accurel – The Company’s President and Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets. In the thirteen weeks ended March 31, 2002, the Company sold two systems to Accurel for an aggregate of $2,191.  Accurel was extended payment terms of 5 years with 7% interest for one system and 3 years with 6.5% interest for the other.  During the thirteen weeks ended September 29, 2002 an additional system was sold to Accurel for $1,050 with extended payment terms of 2 years and interest at 10.43%.  These transactions were reviewed and approved by the Company’s board of directors.  The Company also provides service to Accurel on several of the Company’s products used by Accurel.  The Company has also guaranteed certain third party leases of Accurel, up to a maximum of $500 as of September 29, 2002.

Sales to Related Parties – Both Accurel and certain Philips business units purchased the Company’s products and services for their own use.  Sales to Philips and Accurel were:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002

Product sales-Accurel	$	$1,050	$	$3,241
Product sales-Philips	—	—	408	1,560
Total product sales	—	1,050	408	4,801

Customer service sales-Accurel	101	115	287	301
Customer service sales-Philips	233	35	711	48
Total customer service sales	334	150	998	349

Total sales to related parties	$334	$1,200	$1,406	$5,150

Consulting Agreement – During the thirty-nine weeks ended September 29, 2002, the Company paid $76 to Shaunt Sarkissian, the son of FEI’s President and Chief Executive Officer, under a consulting agreement entered into in January 2002.

Stock Purchase Loan – On June 25, 1998, the Company loaned its Chairman, President and Chief Executive Officer, $1,116 for the purchase of restricted stock.  The loan was originally due June 25, 2002 and bore interest at a rate of 5.58%. Effective June 25, 2002, the Company’s board of directors approved an amendment to the loan to extend the due date of the loan to June 25, 2005 and to increase the interest rate to 5.75%.

10.          SEGMENT INFORMATION

The Company operates in four business segments.  The Microelectronics segment manufactures and markets FIBs and DualBeam systems.  Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute markets.  The Electron Optics segment manufactures and markets SEMs and TEMs.  Electron Optics products are sold in the primarily industry and institute markets to materials and life sciences customers, and to a lesser degree in the semiconductor and data storage markets.  The Components segment manufactures and markets electron and ion emitters, focusing columns and components thereof.  These components are used in the Company’s FIB, DualBeam, SEM and TEM systems and are also sold to other manufacturers. The Customer Service segment services the Company’s worldwide installed base of products, predominantly under service contracts.

The following table summarizes various financial amounts for each of the Company’s business segments:

Thirty-Nine Weeks Ended	Micro- electronics	Electron Optics	Components	Customer Service	Corporate and Eliminations	Total

September 30, 2001:
Sales to external customers	$136,149	$91,310	$12,380	$39,598	$—	$279,437
Inter-segment sales	931	10,561	5,658	—	(17,150)	—

Total sales	137,080	101,871	18,038	39,598	(17,150)	279,437
Operating income (loss)	38,732	11,615	1,735	2,949	(9,436)	45,595

September 29, 2002:
Sales to external customers	102,012	98,129	7,984	48,063	—	256,188
Inter-segment sales	2,435	15,493	4,596	—	(22,524)	—

Total sales	104,447	113,622	12,580	48,063	(22,524)	256,188
Operating income (loss)	13,960	13,635	1,106	6,855	(12,682)	22,874

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

12.          PROPOSED MERGER WITH VEECO INSTRUMENTS

On July 11, 2002, FEI entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Veeco Instruments Inc. (“Veeco”), Venice Acquisition Corp., a wholly-owned subsidiary of Veeco, and FEI. Pursuant to the Merger Agreement, Venice Acquisition will merge with and into FEI, with the result that FEI shall be the surviving corporation and shall become a wholly-owned subsidiary of Veeco. Under terms of the Merger Agreement, each share of FEI common stock issued and outstanding immediately prior to the effective time of the merger will be converted into 1.355 shares of Veeco common stock. In addition, Veeco will assume all options or other rights to purchase capital stock of FEI outstanding under FEI’s existing stock option plans, including Philips’ rights to receive additional stock upon the exercise of FEI stock options outstanding on February 21, 1997 (see Note 8), FEI’s stock purchase plans and FEI’s convertible debt.  The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.  The consummation of the merger is subject to the approval of the shareholders of FEI and Veeco, expiration or termination of certain waiting periods under United States and applicable foreign antitrust laws and other customary closing conditions. On September 18, 2002, FEI and Veeco received a request from the U.S. Department of Justice for additional information regarding the proposed merger.  This request has the effect of extending the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”) until 30 days after FEI and Veeco comply with the request.  FEI currently cannot estimate how long it will take to comply with this request.  There can be no assurance, however, that we or Veeco will receive shareholder approval, there will be satisfactory or timely resolution of the Department of Justice’s inquiry or that other closing conditions will be met in order to consummate the merger.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading supplier of equipment and solutions to the high growth segments of the semiconductor, data storage and industry and institute markets.  Our solutions are based on a combination of patented and proprietary technologies that produce highly focused electron and ion beams.  These solutions enable our customers to view and analyze structures in three dimensions and to measure, analyze, diagnose and modify deep sub-micron and atomic structures below the surface in semiconductor wafers and devices, data storage components and biological and industrial materials.  Our solutions also enable our customers to develop products faster, control manufacturing processes better and improve production yields.

We refer to our comprehensive suite of products for three dimensional structural process measurement and analysis as Structural Process Management solutions.  These solutions include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB column and a SEM column on a single platform.  Our customers include leading semiconductor and data storage manufacturers, as well as educational and research institutions and industrial companies located throughout the world.  We also design, manufacture and sell components of electron microscopes and FIB systems to a limited number of original equipment manufacturers, or OEMs.  We have research, development and manufacturing operations located in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, The Netherlands; Munich, Germany; and Brno, Czech Republic.  We have sales and service operations in the U.S. and 18 other countries located throughout North America, Europe and the Asia Pacific region.  We also use independent agents to sell some of our products in various additional countries.

FEI was founded in 1971 to design and manufacture charged particle emitters (ion and electron sources). We began manufacturing and selling ion and electron focusing columns in the early 1980’s and began manufacturing FIB workstations in 1989.  In 1993 we manufactured and sold our first DualBeam systems.  In 1997 we acquired substantially all of the assets and liabilities of Philips’ electron optics business, a manufacturer of electron microscopes headquartered in Eindhoven, The Netherlands, in exchange for 55% of our common stock outstanding after issuance.  This transaction was accounted for as a reverse acquisition and, as a result, we became a majority owned subsidiary of Philips.  The combination with Philips gave us expanded research and development capabilities, increased manufacturing capacity, a worldwide sales and service organization and additional financial resources.  In 1999 we acquired Micrion Corporation, a manufacturer of single beam FIB systems headquartered in Peabody, Massachusetts.  The acquisition of Micrion broadened our product lines, added research and development strength and expanded our sales and service capabilities in the U.S., Japan and Taiwan. On July 12, 2002, we announced that we had entered into an agreement and plan of merger with Veeco Instruments Inc., or Veeco.   Please read the section titled Agreement and Plan of Merger with Veeco Instruments below.

Our standard billing terms usually include a holdback of 10 to 20 percent of the total selling price until completion of the installation and final acceptance of our equipment at the customer’s site.  We do not recognize the portion of revenue related to installation and final acceptance until the installation is completed and final acceptance is received.  This policy is in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101.  We expect to continue to experience volatility in our reported revenues due to the timing of revenue recognition under SAB 101.  We also receive revenue from services provided to our customers.  Revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue from service contracts is recognized ratably over the term of the service contracts.

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

Our customer base is diverse, but we have historically derived a significant portion of our revenue from sales to a few key customers, and we expect that trend to continue.  Sales to our top 10 customers accounted for 29% of our total net sales in 2001 and 20% of our total year-to-date net sales in 2002.  A significant portion of our revenue has been derived from customers outside of the U.S., and we expect that trend to continue.  Total net sales outside the U.S. were 57% in 2001 and 59% in the first nine months of 2002.

Many of our microelectronics and electron optics products carry high sales values.  Our systems range in list price from about $0.1 million to $4.2 million.  We have derived a substantial portion of our revenue from the sale of a relatively small number of units, and we expect that trend to continue.  As a result, the timing of revenue recognition from a single order could have a significant impact on our net sales and operating results in a given reporting period. A substantial portion of our net sales has generally been recognized near the end of each quarter and sales of electron optics products to government–funded customers have generally been significantly higher in the fourth quarter of the calendar year.  However, for the fourth quarter of 2002, we expect the seasonal upturn to be muted.  Accordingly, delays in shipments near the end of a quarter could have a substantial negative effect on operating results for that quarter.  Announcements by our competitors or us of new products and technologies could cause customers to defer purchases of our existing systems, which could also have a material adverse effect on our business, financial condition and results of operations.

In addition to the U.S. dollar, we conduct significant business in euros, Japanese yen, British pounds and Czech korunas.  Because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from that geographic region.  Our raw materials, labor and other manufacturing costs are primarily denominated in U.S. dollars, euros and Czech korunas.  This situation has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in 2001 and the first quarter of 2002.  A weakening of the dollar in relation to the euro or Czech koruna has an adverse effect on our reported results of operations, as was the case in the second quarter of 2002.  Movement of Asian currencies in relation to the dollar and euro can also affect our reported sales and results of operations because we derive a greater proportion of revenue from the Asia Pacific region than the costs we incur there.  In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.  We attempt to mitigate our currency translation and transaction exposures by using forward exchange contracts.  We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.

In the past, we derived significant benefits from our relationship with Philips.  These benefits included access to patents and intellectual property and research and development services, participation in Philips’ collective bargaining agreements and pension plans, participation in Philips’ insurance programs, the Philips credit facility, access to Philips’ information technology systems and export and purchasing services provided by Philips.  Since May 21, 2001, when Philips’ ownership of our common stock was reduced to approximately 25%, we have incurred additional labor and operating costs.  These costs have been partially offset by payments to us from Philips, which were to total up to $6.0 million over a three-year period pursuant to our separation agreement with Philips.  The separation agreement provided that these payments would cease upon a change of control of FEI.  Because of our proposed merger with Veeco and related amendments to the agreements with Philips, we now estimate that these payments will terminate before the end of the three-year period.  Please read also the section titled Related-Party Activity below.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data as a percentage of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.3	58.0	50.8	55.1
Gross profit	48.7	42.0	49.2	44.9
Research and development	10.9	12.1	10.9	12.3
Selling, general and administrative	19.4	21.3	19.0	20.8
Merger costs	0.0	3.3	0.0	1.5
Amortization of purchased goodwill and technology	1.7	1.4	1.7	1.4
Purchased in-process research and development	3.7	0.0	1.2	0.0
Operating income	13.0	3.9	16.3	8.9
Other expense, net	(0.9)	(1.2)	(1.3)	(1.4)
Income before taxes	12.1	2.7	15.0	7.5
Tax expense	6.0	1.0	6.3	2.7
Net income	6.1%	1.7%	8.7%	4.8%

Note:  Totals may not foot due to rounding.

Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales for the thirteen weeks ended September 29, 2002 decreased $8.1 million (9%), and for the thirty-nine weeks ended September 29, 2002 decreased $23.2 million (8%) compared to the corresponding periods in 2001.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
	(in thousands )
Net Sales by Segment:
Microelectronics	$43,329	$33,162	$136,149	$102,012
Electron Optics	32,585	31,447	91,310	98,129
Components	3,063	2,281	12,380	7,984
Customer Service	12,903	16,919	39,598	48,063

	$91,880	$83,809	$279,437	$256,188

Microelectronics segment sales decreased $10.2 million (23%) in the third quarter of 2002 compared to the third quarter of 2001 and decreased $34.1 million (25%) for the thirty-nine weeks ended September 29, 2002 compared to the same period in 2001 as a result of lower sales volume and changes in product mix.  Unit sales volume decreased 20% in the third quarter and 27% year-to-date in 2002 versus the comparable periods in 2001.  The sales volume decrease was primarily due to the worldwide downturn and weak market conditions in the semiconductor and data storage industries, partially off-set by increased sales of our lower-priced products from this segment into the industry and institute markets.

Electron optics segment sales decreased $1.1 million (3%) in the third quarter and increased $6.8 million (7%) in the first three quarters of 2002 compared to the same periods in 2001, primarily due to changes in product mix.  The increase in year-to-date revenues is a result of higher sales volume and changes in product mix.  The acquisition of the SIMS product line in June 2002 from Atomika also provided $0.6 million in electron optics sales during the third quarter and $1.4 million in the first three quarters of 2002. Unit sales volume increased 1% in the third quarter and was unchanged year-to-date in 2002 versus the comparable periods in 2001.

Components segment sales decreased $0.8 million (26%) in the third quarter of 2002 and $4.4 million (36%) in the first nine months of 2002 compared to the same periods in 2001 as a result of lower sales volume.  Our component segment sales were adversely affected by the worldwide semiconductor equipment downturn.

Service sales increased $4.0 million (31%) in the third quarter of 2002 and $8.5 million (21%) in the first nine months of 2002 compared to the corresponding periods of 2001.  The increase in service segment sales was primarily the result of an increase in the number of systems under service contracts in our worldwide installed base, particularly with respect to microelectronics segment products, which carry higher average service contract prices corresponding with their higher average unit selling prices.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2001	September 29, 2002	September 30, 2001	September 29, 2002
	(in thousands )
Net Sales by Geographic Region:
North America	$40,670	$34,688	$117,912	$105,434
Europe	32,166	23,067	82,144	75,870
Asia Pacific Region	19,044	26,054	79,381	74,884
	$91,880	$83,809	$279,437	$256,188

In North America, sales decreased by $6.0 million (15%) from the third quarter of 2001 to the third quarter of 2002 and decreased by $12.5 million (11%) from the first three quarters of 2001 to the first three quarters of 2002, primarily due to weak market conditions arising from the downturn in the semiconductor and data storage industries.  In Europe, sales decreased by $9.1 million (28%) from the third quarter of 2001 to the third quarter of 2002 and decreased by $6.3 million (8%) from the first nine months of 2001 to the first nine months of 2002, primarily due to a weakening in the industry and institute markets for the comparable periods.  In the Asia Pacific region, sales increased by $7.0 million (37%) from the third quarter of 2001 to the third quarter of 2002 and decreased by $4.5 million (6%) from the first nine months of 2001 to the first nine months of 2002.  The Asia Pacific region has been adversely affected in the first nine months of 2002 by overall weak economic conditions, as well as softness in the semiconductor and data storage markets, partially offset by increased sales to the industry and institute markets.

Gross Profit

Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Gross profit as a percentage of sales, or gross margin, was 42.0% for the third quarter of 2002 compared to 48.7% for the third quarter of 2001 and was 44.9% for the first three quarters of 2002 compared to 49.2% for the first three quarters of 2001.  The gross profit for the nine months ended September 29, 2002 was positively affected by the sale of two old systems, which had previously been written down to estimated net realizable value.  These systems were sold at a price greater than originally estimated, resulting in a $0.5 million benefit to gross profit.

Our gross margin has declined over the last year due to several factors.  The most significant factor has been the change in our product mix.  In general, our microelectronics products carry higher gross margins than our electron optics products and our service business carries lower gross margins than our other segments.  Microelectronics products decreased from 48.7% of our year-to-date net sales in 2001 to 39.8% of our year-to-date net sales in 2002. Our service segment sales increased from 14% of our year-to-date net sales in 2001 to 19% of our year-to-date net sales in 2002.  Our margins in 2002 have also been adversely affected by pricing pressure due to weak market conditions and from competitors that have introduced new products into our markets or who benefit from favorable currency exchange movements in their home countries. We have also experienced cost increases in 2002 from some of our larger vendors.  Our future gross margins could be affected by changes in product mix, weak market conditions, further pricing pressure from competitors, unfavorable movements in currency exchange rates, and cost increases from suppliers.  The decline in our gross margin from the levels of 2001 is expected to continue until there is an improvement in current economic and market conditions.

Research and Development Costs

Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software or enhancements to existing products and software.  R&D costs increased $0.1 million (1%) in the third quarter of 2002 and increased $1.0 million (3%) in the first nine months of 2002 compared to the same periods in 2001.  R&D costs are reported net of subsidies and capitalized software development costs.  These offsets totaled $2.0 million and $2.9 million in the third quarter of 2001 and 2002, respectively, and were $3.7 million and $6.7 million in the first nine months of 2001 and 2002, respectively.  Excluding the effects of these offsets, R&D costs increased $1.0 million (8%) in the third quarter of 2002 and $3.9 million (12%) in the first three quarters of 2002 compared to the same periods in 2001. The increase in R&D costs in 2002 is primarily attributable to increases in engineering headcount, including employees added through two small acquisitions we made in the second half of 2001 and one small acquisition we made in the first half of 2002.  We are continuing to invest in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.  We expect the dollar amount of our R&D costs to increase over time.

Selling, General and Administrative Costs

Selling, general and administrative, or SG&A, costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs include sales commissions paid to our employees as well as to our agents.  SG&A costs were flat for both the third quarter of 2002 compared to the third quarter of 2001 and the first nine months of 2002 compared to the first nine months of 2001.  As a percentage of sales, SG&A costs were 19.4% and 21.3% in the third quarter of 2001 and 2002, respectively, and were 19.0% and 20.8% in the first nine months of 2001 and 2002, respectively.  The increase in SG&A costs as a percentage of sales from 2001 to 2002 is primarily attributable to lower sales volumes and the fact that many SG&A costs are fixed or semi-fixed rather than variable in nature.

Merger Costs

During the third quarter and first nine months of 2002, $2.7 million and $3.9 million, respectively, of legal, accounting and investment banking costs were incurred and expensed in connection with our proposed merger with Veeco.  Please read also the section titled Agreement and Plan of Merger with Veeco Instruments Inc. below.  We expect to incur additional merger related costs of $9.0 million to $12.0 million for investment banking, legal and accounting fees if the merger closes.

Amortization of Purchased Goodwill and Technology

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we no longer amortize purchased goodwill effective January 1, 2002.  Under SFAS No. 142, amortization has been replaced with a periodic impairment test for goodwill.  Read also Note 2 to the consolidated financial statements included in this report and the heading Recently Issued Accounting Pronouncements below.  Amortization of purchased goodwill and technology decreased $0.4 million from the third quarter of 2001 to the third quarter of 2002 and $1.2 million from the first three quarters of 2001 to the first three quarters of 2002.  This change resulted from a decrease of $0.7 million and $2.4 million during the third quarter and first nine months resulting from the cessation of goodwill amortization, partially offset by $0.3 million and $1.2 million during the quarter and first nine months of new amortization for purchased technology recorded from acquisitions made during 2001.

Purchased In-Process Research and Development

In 2001, purchase accounting for acquisitions resulted in the recognition of intangible assets in the amount of $3.4 million representing the estimated fair value of in-process research and development.  In accordance with our policy to expense research and development costs as they are incurred, these intangible assets were written off with a charge to earnings immediately after the closing of these acquisitions.  In connection with the purchase accounting for these acquisitions, we identified two significant projects under development at the date of acquisition.  The first project concerned image engine technology that could be applied to certain of our existing FIB products and, if successful, would reduce the manufactured cost of these products by a small amount. This development project was approximately 56% complete and was assigned an estimated fair value of $0.4 million at the date of acquisition. This project was expected to cost approximately $0.1 million to complete and was expected to be completed in 2002.  The second project concerned the development of a new metrology tool with wafer handling capability.  This project was approximately 21% complete and was assigned an estimated fair value of $3.0 million at the date of acquisition.  This project was expected to cost approximately $0.6 million to complete and was expected to be completed in 2002.  Neither of these projects had been proven technologically feasible or had generated revenue or cost savings as of the date of the acquisition, but both were expected to begin to generate revenue or cost savings in 2002.  Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that could delay, prevent or increase the cost of development of these projects, or that market conditions may change the utility of the technology.

As of September 29, 2002, the image engine project was approximately 75% complete with completion expected in late 2002.  The image engine project is now expected to cost a total of $0.5 million to complete due to expanded scope and enhanced specifications for the project.  The image engine project technology is now targeted for use in products to be shipped beginning in 2003.  As of September 29, 2002, the metrology tool project was near completion, with expected completion and first product shipments in early 2003. The metrology tool project is now expected to cost a total of $1.5 million due to further design modifications related to a change in market direction and enhanced product specifications.

Other Income (Expense), Net

Interest income represents interest earned on the temporary investment of cash and cash equivalents, short-term investments, and non-current investments.  The increase in interest income in both the third quarter and first nine months of 2002 compared to the same periods of 2001 is the result of increased cash balances invested, partially offset by lower average interest rates.  Interest rates decreased significantly during the second half of 2001 and have remained low through the first three quarters of 2002.  Completion of our common stock offering in May 2001 and our convertible debt offering in August 2001 provided additional cash that has been invested in both short-term and non-current marketable debt securities.  Interest expense for the third quarter and first nine months of 2002 includes $2.4 million and $7.2 million, respectively, for the convertible debt issued in August 2001.  Interest expense in the third quarter and first nine months of 2001 represented interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility, as well as interest on the convertible debt incurred in August and September of 2001.

In July 2001, we entered into a definitive agreement to purchase the assets of Surface Interface.    As a result of this agreement, we adjusted the carrying value of our existing investment in Surface Interface to reflect the purchase price in the definitive agreement.  Accordingly, a valuation charge to earnings of $3.7 million was taken in the thirteen weeks ended July 1, 2001.

Income Tax Expense

Our effective income tax rate on income before taxes was 49.7% and 36.5% for the third quarter of 2001 and 2002, respectively, and 41.8% and 36.5% for the first nine months of 2001 and 2002, respectively.  Our effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., research and experimentation tax credits earned in the U.S., the nondeductible write-off of purchased in-process research and development costs, the amortization of goodwill prior to January 1, 2002 that is not deductible for income tax purposes as well as other factors.  The effective tax rate was higher in the third quarter and first nine months of 2001 compared to the same periods of 2002 primarily because of the write-off of purchased in-process research and development costs and the amortization of non-deductible goodwill during 2001.

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

Workforce Reduction

On October 28, 2002, we announced a workforce reduction of approximately 10%, and anticipate to see the benefit of this reduction beginning in the fourth quarter of 2002.  The cost of this workforce reduction is expected to be between $1.5 million and $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $52.6 million in the first nine months of 2002 to $124.3 million as of September 29, 2002.  Operating activities used $5.3 million of cash in the first nine months of 2002 and provided $18.8 million of cash in the first nine months of 2001.  Excluding the effects of changes in working capital components, operating activities generated $34.9 million of cash in 2002 and $44.3 million of cash in 2001.  The decrease in cash flows from operating activities in the first nine months of 2002 compared with the first nine months of 2001 was primarily due to lower net income and changes in working capital components.

Short-term investments decreased by $57.1 million in the first nine months of 2002 to $61.7 million as of September 29, 2002.  These investments represent marketable debt securities that had maturities greater than 90 days when we purchased them.  All such investments are scheduled to mature in less than 12 months from the balance sheet date.  The decrease in short-term investments was offset by our purchase of non-current investments in the first nine months of 2002, which totaled $75.8 million at September 29, 2002. These non-current investments represent marketable debt securities, which are scheduled to mature more than 12 months from the balance sheet date.  We intend to hold these securities to their maturity dates.

Accounts receivable increased $7.5 million from December 31, 2001 to September 29, 2002.  Weakening of the dollar in relation to currencies of our foreign subsidiaries during 2002 resulted in $2.8million of the increase from the translation of foreign receivables into U.S. dollars.  Our days sales outstanding, or DSO, calculated on an end-of-quarter basis, increased from 77 days at December 31, 2001 to 97 days at September 29, 2002.  Inventories increased $11.6 million from December 31, 2001 to September 29, 2002.  A large portion of this increase, $8.3 million, is due to currency changes, as our foreign currency denominated inventories are translated into U.S. dollars.  The remaining increase was primarily due to the acquisition of assets from Atomika, Inc, and an increase in work-in-process inventories.  As a result of this increase in inventory, our inventory turnover rate, calculated on an end-of-quarter basis, decreased from 2.7 at December 31, 2001 to 2.2 at September 29, 2002.  Current liabilities decreased $18.2 million from December 31, 2001 to September 29, 2002. This decrease resulted primarily from payment of income taxes and year-end accruals, and a reduction in deferred revenues representing customer prepayments.

We incurred capital expenditures for acquisition of equipment of $32.1 million in the first nine months of 2002 and $16.6 million in the first nine months of 2001.  On July 30, 2002, we purchased land and two buildings in Hillsboro, Oregon, which, after improvements are completed, are expected to cost a total of approximately $23.0 to 25.0 million. We currently lease the real property used in our business, but we plan to vacate our leased facilities in Oregon and consolidate our operations into these newly purchased facilities.  During the transition from leased facilities to our new Hillsboro facility, we expect to incur some increased costs in the fourth quarter of 2002 and the first half of 2003 for moving and temporarily maintaining duplicate facilities.  Once we have completed our consolidation from five leased locations to one owned location in Hillsboro, we expect the annual cost of the owned facilities to be less than the annual cost of our current leased facilities.  The capital expenditures also included demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers.  We have expanded our demonstration capabilities over the last two years.  We also invest in equipment for development, manufacturing and testing purposes.  We expect to continue to invest in capital expenditures to further expand our business, particularly for demonstration equipment. We also invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers.  We capitalized software development costs of

$2.9 million in the first nine months of 2002 and $1.5 million in the first nine months of 2001.  We also expect to continue to invest in software development as we develop new software for our existing products and new products under development.

During the first quarter of 2002, we invested $1.0 million for a small equity position in a start-up company that manufactures metrology equipment for the semiconductor manufacturing industry.  During the second quarter of 2002, we purchased all of the assets and assumed certain liabilities of Atomika, Inc., a supplier of secondary ion mass spectrometry equipment for $1.0 million in cash and the assumption of $1.5 million in liabilities.

On July 30, 2001, we terminated our $75.0 million credit facility with Philips and the outstanding balance was repaid in full.  We currently have no plans to establish a replacement credit facility.

We also maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the U.S. and various limited facilities in selected foreign countries.  In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $4.9 million facility in The Netherlands for the purpose of issuing standby letters of credit/bank guarantees.  At September 29, 2002, we had outstanding standby letters of credit/bank guarantees totaling approximately $4.3 million to secure customer advance deposits under these bank facilities.  We also had outstanding at September 29, 2002, $7.7 million of foreign bank guarantees that are secured by cash balances.

On August 3, 2001, we issued $175 million of convertible subordinated notes, due August 15, 2008, through a private offering.  Our proceeds, net of underwriting discounts, commissions and debt issuance expenses, totaled $169.2 million.  The notes are redeemable at our option beginning in 2004, or earlier if the price of our common stock exceeds specified levels.  The notes bear interest at 5.5%, payable semi-annually in February and August.  The notes are convertible into our common stock, at the note holder’s option, at a price of $49.52 per share at any time up through their maturity.  We are using the proceeds of this note offering for working capital and general corporate purposes.

Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2006.  The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs.  The leases generally provide renewal options at current market rates.  Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense was $2.0 million and $1.8 million for the third quarter of 2001 and 2002, respectively, and $5.0 million and $5.5 million for the first nine months of 2001 and 2002, respectively.

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

We issue shares under our employee stock purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time.  We also grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs.  During the first nine months of 2001, 242,912 shares were issued under these programs as compared to 330,509 shares issued in the first nine months of 2002.  These programs generated cash of $3.5 million in the first three quarters of 2001 and $4.9 million in the first three quarters of 2002.

We assess liquidity needs by evaluating cash and investment balances on hand, available borrowings under our credit facilities, working capital trends and expected cash flows from operating activities versus our investment needs.  In consideration of these factors, we believe that we have adequate financial resources for the next 12 months and the foreseeable future.

RELATED-PARTY ACTIVITY

Philips - Philips maintained majority control of FEI from February 21, 1997 until May 22, 2001, when its ownership was reduced through a secondary public stock offering.

We purchase various goods and services from Philips and Philips also purchases goods and services from us.  We entered into a separation agreement with Philips, effective December 31, 2000, that clarifies certain relationships and transactions between the parties. Certain terms of the agreement became effective May 22, 2001 the day Philips’ ownership fell below 45% of the Company’s outstanding common stock, or 120 days after May 22, 2001. The separation agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips’ insurance programs and the Philips credit facility.  Under the separation agreement, we no longer participate in certain Philips sponsored or administered programs.  We continue to purchase certain of these services from Philips and certain other of these services are procured from other suppliers.  The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 is in excess of the amounts previously paid to Philips.

Prior to September 1, 2001, we participated in certain pension and collective bargaining arrangements made by Philips in The Netherlands.  We entered into our own pension and collective bargaining arrangements in The Netherlands effective September 1, 2001.  The cost of these employee benefit arrangements in The Netherlands is in excess of the amounts previously paid under the Philips arrangements.  Under terms of the separation agreement with Philips dated December 31, 2000, Philips was to pay up to $6.0 million to FEI over a three-year period to reduce the effect of these increased costs.  These payments would terminate on a change of control of FEI, as defined in the separation agreement.  Because of the proposed merger with Veeco, we now estimate that these payments will terminate before the end of the three-year period and that FEI will receive a total of approximately $4.8 million.  During the thirteen and thirty-nine weeks ended September 29, 2002, we recognized a total of $0.8 million and $3.2 million of these payments, respectively, as an offset to expenses.  During the thirteen and thirty-nine weeks ended September 30, 2001, we recognized $0.8 million of these payments as an offset to expenses.

Certain Philips business units purchase our products and services for internal use.  In addition, a substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.

Accurel – Our Chairman, President and Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp. (or Accurel), a provider of metrology services to the semiconductor and data storage markets. In the thirteen weeks ended March 31, 2002, the Company sold two systems to Accurel for an aggregate purchase price of $2.2 million.  Accurel was extended payment terms of 5 years with 7% interest for one system and 3 years with 6.5% interest for the other.  During the thirteen weeks ended September 29, 2002, an additional system was sold to Accurel for $1,050 with extended payment terms of 2 years and interest at 10.43%. These transactions were reviewed and approved by our board of directors.  We also provide service to Accurel on several of our products used by Accurel.  Service revenue from Accurel was $0.1 million and $0.3 million in the thirteen and thirty-nine weeks ended September 30, 2001 and $0.1 million and $0.3 million in the thirteen and thirty-nine weeks ended September 29, 2002.  We have also guaranteed certain third party leases of Accurel, up to a maximum of $0.5 million as of September 29, 2002.

Stock Purchase Loan – On June 25, 1998, we loaned $1.1 million to our Chairman, President and Chief Executive Officer, for the purchase of restricted FEI stock.  The loan was originally due June 25, 2002 and bore interest at a rate of 5.58%. Effective as of June 25, 2002, our board of directors approved an amendment to the loan to extend the loan’s due date to June 25, 2005 and to increase the interest rate to 5.75%.

AGREEMENT AND PLAN OF MERGER WITH VEECO INSTRUMENTS

On July 11, 2002, FEI entered into an Agreement and Plan of Merger, or Merger Agreement, by and among Veeco Instruments Inc., Venice Acquisition Corp., a wholly-owned subsidiary of Veeco and FEI. Pursuant to the Merger Agreement, Venice Acquisition will merge with and into FEI, with the result that FEI shall be the surviving corporation and shall become a wholly-owned subsidiary of Veeco. Under terms of the Merger Agreement, each share of FEI common stock issued and outstanding immediately prior to the effective time of the merger will be converted into 1.355 shares of Veeco common stock. In addition, Veeco will assume all options or other rights to purchase capital stock of FEI outstanding under FEI’s existing stock option plans, including Philips’ right to receive additional stock upon the exercise of stock options outstanding on February 21, 1997, FEI’s stock purchase plans and FEI’s convertible debt.  The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.  The consummation of the merger is subject to the approval of the shareholders of FEI and Veeco, expiration or termination of certain waiting periods under United States and applicable foreign antitrust laws and other customary closing conditions. On September 18, 2002, FEI and Veeco received a request from the U.S. Department of Justice for additional information regarding the proposed merger.  This request has the effect of extending the waiting period under the HSR Act until 30 days after FEI and Veeco comply with the request.  FEI currently cannot estimate how long it will take to comply with this request.  There can be no assurance, however, that we or Veeco will receive shareholder approval, there will be satisfactory or timely resolution of the Department of Justice’s inquiry or that other closing conditions will be met in order to consummate the merger.

For more information concerning the merger and related transactions, including risks and uncertainties related to the merger and these transactions, please see the Registration Statement on Form S-4 filed by Veeco with the SEC in connection with the merger (File No. 333-97977).  This registration statement may be accessed at www.sec.gov.  FEI shareholders as of the record date for voting on the merger will also receive a joint proxy statement/prospectus, which is a part of the Form S-4.  The joint proxy statement/prospectus contains important information about the merger and FEI shareholders are urged to review it carefully.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, warranty liabilities, income tax related contingencies, the lives and recoverability of equipment and other long-lived assets, such as existing technology intangibles and goodwill, and the timing of revenue recognition.  It is reasonably possible the estimates may change in the near future.

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

Inventory is stated at lower of cost or market with cost determined by standard cost methods, which approximate the first-in, first-out method.  Inventory costs include material, labor and manufacturing overhead.  Reserves for inventory obsolescence and excess quantities are established based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products, and known trends in markets and technology.  Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service.  As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used.

Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized through December 31, 2001 on a straight-line basis over the estimated economic life for acquisitions made before July 1, 2001.  For acquisitions made after June 30, 2001, purchased goodwill was not amortized.  Effective January 1, 2002, none of our purchased goodwill is being amortized.  We periodically evaluate the fair value of purchased goodwill and determine if there has been any impairment in the recorded value.  See also the heading Recently Issued Accounting Pronouncements below.

Existing technology intangible assets (primarily intellectual property) purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the acquisition date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology.  We are currently using amortization periods ranging from 5 to 12 years for these assets.  Changes in technology could affect our estimate of the useful lives of such assets.  Please also read Note 2 of the consolidated financial statements included in this report.

We capitalize certain software development costs for software expected to be sold within our products.  Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets.  Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, which usually is 3 years.  Changes in technology could affect our estimate of the useful life of such assets.

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

For products produced according to our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer.  For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer.  In each case, the portion of revenue applicable to installation and final customer acceptance is recognized upon meeting specifications at the installation site.  For new applications of our products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no effect on our results of operations or cash flows for the thirteen or thirty-nine weeks ended September 29, 2002.  The amount of goodwill amortization expense was $0.7 million for the thirteen weeks and $2.4 million for the thirty-nine weeks ended September 30, 2001.  As part of the adoption of SFAS No. 142, we were required to complete an impairment test on existing goodwill by June 30, 2002 and annually thereafter.  We completed this impairment test during the thirteen weeks ended June 30, 2002 and determined that there was no impairment to our existing goodwill.  SFAS No. 142 did not affect the accounting treatment for our other purchased technology such as existing technology and in-process research and development.

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

On July 30, 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  We do not believe the adoption of this statement will have a material impact on our financial position, results of operations, or cash flows.

FORWARD-LOOKING STATEMENTS

From time to time we may make forward-looking statements that are subject to a number of risks and uncertainties.  The statements in this report concerning increased investment in plant and equipment and software development, the portions of our sales consisting of international sales, expected capital requirements, sales to few key customers, sale of few units, estimates of increased labor costs, use of acquisition and investment opportunities to augment growth, use of investments in capital expenditures and increasing research and development costs to broaden the product line offerings of our business segments and the expected completion of our merger with Veeco constitute forward-looking statements that are subject to risks and uncertainties.  Factors that could materially decrease our investment in plant and equipment and software development include, but are not limited to, downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix.  Factors that could materially reduce the portion of our sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase our capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.  Factors that could increase our labor costs include, but are not limited to, a tighter labor market, general economic conditions and competitive factors.  Factors that could materially reduce our investments in capital expenditures and research and development costs include, but are not limited to, our ability to successfully execute our business plan in each of our business segments, customer demand for our existing products and new products, new product offerings of our competitors and the other factors listed above.  Factors that could affect our ability to augment growth using acquisition and investment opportunities include, but are not limited to, business conditions and growth in the electronics industry and general economies, our ability to successfully locate and develop investment relationships or acquisition opportunities with other companies in our industry and the ability to integrate the operations of any acquisitions with our operations to grow our business. Factors that could delay the closing date or cancel the plan of merger with Veeco include, but are not limited to, the timing and results of shareholder votes by both FEI and Veeco and the timing and results of regulatory reviews.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries.  Each of the foreign subsidiaries maintains its accounting records in its respective local currency.  These local currency denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated results of operations and financial position.  The major foreign currencies in which we face periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling.  Although, for each of the last two years, more than 55% of our sales occurred outside of the U.S., a large portion of these foreign sales were denominated in U.S. dollars and euros.  Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date.  The resulting translation adjustments increased shareholders’ equity and comprehensive income for the first nine months of 2002 by $7.5 million.

We do not enter into derivative financial instruments for speculative purposes.  From time to time we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions.  As of September 29, 2002, the aggregate stated amount of these contracts was $34.2 million.  Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of September 30, 2002 would decrease by approximately $2.1 million.  The decrease in value would be substantially offset by the revaluation of the underlying hedged transactions.

Interest Rate Sensitivity

Since we have no variable interest rate debt outstanding at September 29, 2002, we would not experience a material adverse affect on our income before taxes as the result of a 1% increase in short-term interest rates.

We maintain an investment portfolio consisting primarily of fixed rate commercial paper, corporate bonds, bonds issued by the U.S. government or its agencies and other fixed rate securities, with maturities of less than two years.  An increase or decrease in interest rates of 1% would not have an immediate material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity.  As these investments mature and are re-invested at current available interest rates, however, the weighted average interest rate on our investment portfolio is affected by changes in short-term interest rates.  A change of 1% in these short-term interest rates would eventually have a material affect on our results of operations and cash flows, by affecting the interest income we earn on this investment portfolio.

Item 4.    Controls and Procedures

a)             Evaluation of Disclosure Controls and Procedures.  Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 240.13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

b)            Changes in Internal Controls.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 2.7* Agreement and Plan of Merger, dated as of July 11, 2002, among Veeco Instruments Inc., Veeco Acquisition Corp. and the Registrant.

Exhibit 10.23  Purchase and Sale Agreement, dated as of May 29, 2002, between the Registrant and Tokyo Electron Oregon, LLC.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2002.

(b)   Reports on Form 8-K

On July 15, 2002, FEI filed a report on Form 8-K, which reported under Item 5 that FEI entered into an agreement and plan of merger with Veeco Instruments Inc. on July 11, 2002.

On August 19, 2002, FEI filed a report on Form 8-K, which reported under Item 5 that FEI withdrew and resubmitted its Hard-Scott-Rodino pre-merger notification form.

On September 19, 2002, FEI filed a report on Form 8-K, which reported under Item 5 that FEI received a request from the U.S. Department of Justice for additional information under the Hart-Scott-Rodino Antitrust Improvements Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: November 12, 2002	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
President and Chief Executive Officer

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and Acting Chief Financial Officer

Certifications

I, Vahe A. Sarkissian, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of FEI Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ VAHE A. SARKISSIAN
Vahe A. Sarkissian
Chief Executive Officer

I, Stephen F. Loughlin, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of FEI Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Acting Chief Financial Officer

Exhibit Index

Exhibit 2.7* Agreement and Plan of Merger, dated as of July 11, 2002, among Veeco Instruments Inc., Veeco Acquisition Corp. and the Registrant.

Exhibit 10.23  Purchase and Sale Agreement, dated as of May 29, 2002, between the Registrant and Tokyo Electron Oregon, LLC.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2002.