Form 10-K/A
period 2001-12-31
FEI CO
filed 2002-11-26
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K/A

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

Our products for trimming GMR heads, which are used to write data to disks, allow data storage manufacturers to produce next-generation products with greater precision and without incurring the costs of retooling their fabrication lines.  Our products are also used by GMR head manufacturers for three-dimensional metrology to better control the manufacturing process and increase yields.

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

Particle beam technologies—focused ion beams and electron beams.  The emission of ions, which are positively or negatively charged atoms, or electrons from a source material, is fundamental to each of our products.  Particle beams are focused on a sample.  The fundamental properties of ion and electron beams permit them to perform various functions.  The relatively low mass subatomic electrons interact with the sample and release secondary electrons.  When collected, these secondary electrons provide high quality images at near atomic–level resolution.  The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons.  Through FIBs the surface can be modified or milled with sub-micron precision by direct action of the ion beam in combination with gases.  Secondary electrons and ions may also be collected for imaging and compositional analysis.  Our ion and electron beam technologies provide advanced capabilities and applications when coupled with our other core technologies.

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

Our microelectronics products are described below.

Solution	Products	Introduced	Application

Structural Diagnostics	Strata FIB 200xP	1996	General FIB, sample prep, failure analysis, defect characterization
	Strata FIB 200 TEM	1996	FIB TEM sample prep
	Strata DB 235	2000	DualBeam defect characterization and failure analysis for non-wafer samples
	Strata DB 235M	2001	DualBeam defect characterization and failure analysis for small sample industry and institute applications
	Altura Series	1997	Automated DualBeam defect characterization and failure analysis for 8”/200 mm wafers
	Expida 1265	2000	Automated DualBeam defect characterization and failure analysis for 12”/300 mm wafers
Structural Process Control	IC3D Series	2001	Automated DualBeam 3D metrology for 200 mm and 300 mm wafers
Structural Modification	Vectra Series Accura 850 Series	1995 2001	FIB systems for circuit edit FIB systems for mask repair
Structural Nano-Fabrication	AutoTrim Series	1998	Trimming for thin-film head manufacturing

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

Patents and intellectual property

We rely on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect our proprietary rights.  We do not assure you, however, that any of these intellectual property rights will have commercial value or will be sufficiently broad to protect the aspect of our technology to which they relate or that competitors will not design around the patents.  We own, solely or jointly, approximately 83 U.S. patents, including patents we acquired from Koninklijke Philips Electronics N.V., or Philips, pursuant to the Combination Agreement of November 15, 1996 between a Philips affiliate and FEI and an agreement with Philips effective December 31, 2000.  For more information about transactions resulting from the December 31, 2000 Philips agreement, see Note 12 to the consolidated financial statements included elsewhere in this report, and you should also read the section of our proxy statement for the 2002 annual meeting of shareholders entitled “Certain Relationships and Related Transactions—Transactions and Relationships between FEI and Philips.”  We also own foreign patents corresponding to many of these

U.S. patents.  Further, we have licenses for two additional patents.  These patents will expire over a period of time through the year 2015.

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

We are subject to increased operational costs and other risks because Philips Business Electronics B.V., a subsidiary of Philips, no longer owns a majority of our common stock.  Before our most recent public offering of common stock in May 2001, Philips Business Electronics’s ownership interest in FEI fluctuated within a few percentage points of 50% of our outstanding shares.  At December 31, 2001, Philips Business Electronics beneficially owned approximately 25% of our common stock.  Because Philips Business Electronics is no longer our majority shareholder, some of the tangible and intangible benefits and arrangements previously provided by Philips have terminated and some of these are in the process of being terminated.  Although many of these arrangements have already been addressed, we have not completed the replacement of all of our arrangements with Philips, and in some of these areas we may not be able to find replacement services at a comparable cost.  Even if these services are available at a similar cost, indirect costs are associated with obtaining new vendors, including diversion of management time and resources.  We estimate these changes will collectively result in increased operational costs of approximately $5 million per year, but these increased operational costs could be higher or lower.  These costs, which include increased labor and employee costs, will be partially offset by payments to us from Philips totaling up to $6 million over a three year period pursuant to our agreement with Philips.  It is our understanding that Philips agreed to the payments as partial reimbursement of an over-funding of FEI’s pension liability to the Philips pension plan that was not transferred to FEI at the time FEI employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds FEI was previously receiving from the Philips plan due to the over-funding. During 2001, we recognized $1.4 million of these payments as a reduction to operating expenses and recognized increased operating expenses of approximately the same amount.  These payments would terminate on a change of control of FEI, as defined in our agreement with Philips.

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

•                    Labor Costs.  Because Philips Business Electronics no longer owns more than 40% of our capital stock, some of our non-U.S. employees have been required to become part of new collective bargaining units, and pension funds of our employees that were held within Philips’ pension fund have been transferred to new pension funds.  For several years prior to the reduction in Philips’ ownership interest in our shares, Philips’ pension fund was in an overfunded position because the value of its pension assets exceeded the pension benefit obligations.  During that time Philips and its majority-owned subsidiaries, including FEI, benefited from reduced pension contribution obligations.  We expect our pension costs in The Netherlands will increase by approximately $3.5 million per year compared to 2000 costs, due to the loss by us of the benefit of the overfunding and the terms of the new collective bargaining arrangements.  As described above, these costs were partially offset by the payments made by Philips to FEI.

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

John M. Lindquist became Senior Vice President and General Manager, Microelectronics Product Group in May 2000.  Mr. Lindquist joined us in 1989 as an applications scientist.  He has held several positions in the management of marketing and product development, and most recently held the position of Vice President of Marketing from 1998 to 2000.  Prior to joining FEI Company, Mr. Lindquist served as a senior member of the technical staff and Program Manager at Aeroject ElectroSystems Corporation, an engineering and manufacturing company in the defense industry. Mr. Lindquist received his Ph.D. degree in chemistry from the University of California, and a B.Sc. in chemistry from the University of Puget Sound.

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

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)

Statement of Operations Data:
Net sales	$168,796	$178,771	$216,152	$320,300	$376,004
Cost of sales	106,629	119,579	131,143	183,178	193,612
Gross profit	62,167	59,192	85,009	137,122	182,392
Total operating expenses (1)	95,040	68,768	87,524	100,602	123,318
Operating income (loss)	(32,873)	(9,576)	(2,515)	36,520	59,074
Other expense, net (2)	(622)	(4,129)	(65)	(1,637)	(4,074)
Income (loss) before taxes and cumulative effect of change in accounting principle	(33,495)	(13,705)	(2,580)	34,883	55,000
Income tax expense (benefit)	3,107	(4,797)	4,800	14,073	22,494
Income (loss) before cumulative effect of change in accounting principle	$(36,602)	$(8,908)	$(7,380)	$20,810	$32,506

Income (loss) before cumulative effect of change in accounting principle per share: (3)
Basic	$(2.19)	$(0.49)	$(0.34)	$0.74	$1.06
Diluted	$(2.19)	$(0.49)	$(0.34)	$0.70	$1.02

Weighted average shares outstanding: (3)
Basic	16,677	18,106	21,745	28,091	30,563
Diluted	16,677	18,106	21,745	29,827	31,986

	As of December 31,
	1997	1998	1999	2000	2001
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$16,394	$15,198	$11,124	$24,031	$176,862
Working capital	64,496	70,350	84,957	91,175	349,024
Total assets	183,022	191,138	288,100	314,823	607,476
Long-term interest-bearing debt	17,844	26,349	36,012	25,674	175,000
Shareholders’ equity	104,889	97,627	152,577	168,289	296,516

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

Results of Operations

The following table sets forth our statement of operations data as a percentage of net sales.

	Year Ended December 31,
	1999	2000	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	60.7	57.2	51.5
Gross profit	39.3	42.8	48.5
Research and development	10.1	9.9	11.0
Selling, general and administrative	22.0	19.6	19.0
Amortization of purchased goodwill and technology	1.7	1.9	1.8
Purchased in-process research and development costs	6.5	0.0	0.9
Restructuring and reorganization costs	0.1	0.0	0.0
Operating income (loss)	(1.2)	11.4	15.7
Other expense, net	0.0	(0.5)	(1.1)
Income (loss) before taxes and cumulative effect of change in accounting principle	(1.2)	10.9	14.6
Income tax expense	2.2	4.4	6.0
Income (loss) before cumulative effect of change in accounting principle	(3.4)	6.5	8.6
Cumulative effect of change in accounting principle, net of tax benefit	0.0	(2.3)	0.0
Net income (loss)	(3.4)%	4.2%	8.6%

                Totals may not foot due to rounding

                Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales in 2001 increased $55.7 million (17%) compared to 2000.  Net sales in 2000 increased $104.1 million (48%) compared to 1999.  Fluctuations in sales are primarily caused by changes in sales volume and product mix.  Additional factors which cause fluctuations in reported sales are changes in system configurations, market conditions which affect pricing and discounts, the net change in deferred final acceptance revenues, selling of used versus new systems, the introduction of new product models and product upgrades and the discontinuation of product models.

The following table shows our net sales by segment.

	Year Ended December 31,
	1999	2000	2001
	(in thousands)

Microelectronics	$84,061	$147,307	$168,482
Electron Optics	83,158	107,982	136,720
Components	11,733	18,277	15,317
Customer Service	37,200	46,734	55,485

	$216,152	$320,300	$376,004

Microelectronics segment sales increased $21.2 million (14%) in 2001 compared to 2000 primarily as a result of changes in product mix and an increase in higher priced dual beam units shipped versus lower priced single beam FIB systems shipped.  In 2001, we shipped 29% more dual beam systems and 46% fewer single beam systems than in 2000.  Microelectronics segment sales increased $63.2 million (75%) in 2000 compared to 1999 primarily as a result of higher sales volumes and changes in product mix.  In 2000, we shipped 47% more units than in 1999.  Dual beam units shipped increased by 103% from 1999 to 2000, while single beam FIB systems decreased 7%.  Of the 2000 increase, $12.8 million was attributable to the acquisition of Micrion, which was included in our results of operations for all of 2000 compared to only five months in 1999.  The broadening of our product lines, the development of new applications for our products and increased acceptance and penetration in the semiconductor, data storage and industry and institute markets has contributed to increased sales volume for this segment.  However, our sales in this segment decreased in the second half of 2001 compared with the first half of 2001 due to the worldwide downturn in the semiconductor industry.

Electron optics segment product sales increased $28.7 million (27%) in 2001 compared to 2000 primarily as a result of higher sales volumes and changes in product mix.  Total electron optics segment unit shipments increased by 19% from 2000 to 2001.  Continued market acceptance for our Tecnai TEM products along with the introduction of a new smaller TEM product line resulted in a 28% increase in TEM sales for 2001.  Sales of our SEM products increased 25% from 2000 to 2001 due to strong demand for our new Quanta SEM products and overall increased demand and sales volume.  Electron optics segment sales increased $24.8 million (30%) in 2000 compared to 1999 primarily as a result of higher sales volumes and changes in product mix.  Total electron optics segment unit shipments increased by 7% from 1999 to 2000.  Strong demand for our new Tecnai TEM products resulted in a 53% increase in 2000 TEM sales.  Sales of our SEM products increased 9% from 1999 to 2000.

Components segment sales decreased $3.0 million (16%) in 2001 compared to 2000 reflecting lower sales volumes.  Our component segment tends to follow the cyclical pattern of the semiconductor equipment business, which has experienced a significant downturn during 2001.  Components segment sales increased $6.5 million (56%) in 2000 compared to 1999 reflecting higher sales volumes.  Demand for our component products by our OEM customers increased sharply in late 1999 and continued through 2000, as customers increased their production requirements.

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

                Purchased In-Process Research and Development

In 2001, purchase accounting for acquisitions resulted in the recognition of intangible assets in the amount of $3.4 million representing the estimated fair value of in-process research and development.  In accordance with our policy to expense research and development costs as they are incurred, these intangible assets were written off with a charge to earnings immediately after the closing of these acquisitions.  In connection with the purchase accounting for these acquisitions, we identified two significant projects under development at the date of acquisition.  The first project concerned image engine technology that could be applied to certain of our existing FIB products, and if successful, would reduce the manufactured cost of these products by a small amount.  This development project was approximately 56% complete and was assigned an estimated fair value of $0.4 million at the date of acquisition. This project was expected to cost approximately $0.1 million to complete and was expected to be completed in 2002.  The second project concerned the development of a new metrology tool with wafer handling capability.  This project was approximately 21% complete and was assigned an estimated fair value of $3.0 million at the date of acquisition.  This project was expected to cost approximately $0.6 million to complete and was expected to be completed in 2002.  Neither of these projects had been proven technologically feasible or had generated revenue or cost savings as of the date of the acquisition, but both are expected to begin to generate revenue or cost savings in 2002.  Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the cost of development of these projects, or that market conditions may change the utility of the technology.  As of the end of 2001, there were no changes in estimates for the anticipated completion dates and the estimated costs to complete these projects.

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

In July 2001, the Company entered into a definitive agreement to purchase the assets of Surface/Interface, and the acquisition closed in August 2001.  As a result of this agreement, we adjusted the carrying value of our existing investment in Surface/Interface to reflect the purchase price in the definitive agreement and recorded a valuation charge to earnings of $3.7 million in the second quarter of 2001.

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

                Relationship with Philips

In the past, we have derived significant benefits from our relationship with Philips.  Now that Philips’ ownership of our common stock has been reduced to approximately 25%, we have begun to incur additional labor and operating costs.  These increased costs began to be incurred on May 22, 2001, and various components of these cost increases will be phased in over time.  These costs will be partially offset by payments to us from Philips totaling up to $6 million over a three-year period pursuant to our agreement with Philips.  During 2001, we recognized $1.4 million of these payments as a reduction to operating expenses and recognized increased operating expenses of approximately the same amount.  Below is a table summarizing the benefits derived from the relationship with Philips, and the estimated additional cost we will incur as a result of terminating this relationship.

Benefits Derived	Impact On Operations

Access to Philips’ patents and intellectual property

There was no impact on our operations in 2001.  We cannot estimate the amount by which our revenues might decrease as a result of patent infringement claims or our operational costs may increase as a result of any potential required future royalty payments or possible litigation expenses.

Research and development services

There was no impact on our operations in 2001.  The hourly rate for research and development services provided by Philips to FEI has increased by approximately 40% effective January 1, 2002.  However, we expect no overall increase in costs because we plan to reduce the hours of service purchased.

Participation in Philips’ collective bargaining agreements and pension plans

We began to incur increased pension costs on September 1, 2001.  The impact on our operations in 2001 was $1.2 million of additional costs.  We expect the annualized pension related cost increase in the Netherlands to be approximately $3.5 million per year.  This cost increase affects our Consolidated Statement of Operations in the following approximate percentages: 40% cost of sales, 35% research and development and 25% selling, general and administrative.

Participation in Philips’ insurance programs

Our annual insurance costs increased by approximately $1.2 million per year effective May 22, 2001, or $0.6 million in 2001, since FEI ceased to participate in Philips’ insurance programs.  Some of this increase is attributable to changes in policy coverage and insurance market conditions.  This increase primarily affects selling, general and administrative expenses in our Consolidated Statement of Operations. Considering the current insurance market, these costs may increase further in subsequent periods.

Payments by Philips

Philips has agreed to pay us up to $6 million over a three-year period.  Philips agreed to the payments as partial reimbursement of an over-funding of FEI’s pension liability to the Philips pension plan that was not transferred to FEI at the time FEI employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds FEI was previously receiving from the Philips plan due to the over-funding. These payments are recorded as a reduction of expenses.  We recognized $1.4 million of these payments as a reduction in expense in 2001, and the remainder may be recognized in future periods.  This cost reduction affects our Consolidated Statement of Operations in the following approximate percentages: 40% cost of sales, 35% research and development and 25% selling, general and administrative.

Use of Philips credit facility

As a result of the reduction in Philips’ ownership of FEI, our credit facility with Philips was terminated in July 2001.  As a result, we have a cost savings of approximately $0.1 million per year in fees, beginning in July 2001, plus, we no longer incur interest on any borrowings from Philips.  If we were to replace the credit facility with an external bank facility, the cost would most likely be higher than what we paid Philips.

Access to Philips’ export and purchasing services

The benefits to FEI of these arrangements cannot be quantified, but we believe that the costs of procuring these goods and services on a stand-alone basis are slightly higher than the costs under the Philips arrangements.  There was little impact on our operations in 2001.

Access to Philips’ information technology systems	There was no impact on our operations in 2001. We have replaced the Philips’ information technology systems with our own systems at no additional cost.
Other

There are a variety of other arrangements, such as legal, tax and administrative services that were provided by Philips.  Most of these arrangements will change, and some may result in additional costs, but we cannot estimate the amount by which our operational costs may increase as a result of any changes to these arrangements. There was little impact on our operations in 2001.

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

Short-term investments were $118.8 million as of December 31, 2001.  These investments represent marketable debt securities, which had maturities greater than 90 days when we purchased them.  All such investments are scheduled to mature in less than 12 months from the balance sheet date.  We intend to hold these securities to their maturity dates.

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

We issue standby letters of credit and bank guarantees from time to time in the normal course of our business.  The following table shows the expiration periods for the standby letters of credit and bank guarantees we had outstanding at December 31, 2001:

	Year Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total

Standby letters of credit and bank guarantees (1)	$13,775	$448	$95	$—	$—	$47	$14,365
Leases guarantees (1)	683	268	47	—	—	—	998

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

	2001
	April 1	July 1	September 30	December 31

Net sales	$93,515	$94,042	$91,880	$96,567
Cost of sales	48,572	46,352	47,105	51,583
Gross profit	44,943	47,690	44,775	44,984
Total operating expenses	28,059	30,905	32,849	31,505
Operating income	16,884	16,785	11,926	13,479
Other expense, net	(195)	(2,724)	(785)	(370)
Income before taxes	16,689	14,061	11,141	13,109
Income tax expense	6,466	5,493	5,532	5,003
Net income	$10,223	$8,568	$5,609	$8,106
Income per share:
Basic	$0.36	$0.29	$0.18	$0.25
Diluted	$0.34	$0.27	$0.17	$0.24
Shares used in per share calculation:
Basic	28,686	29,951	31,844	32,055
Diluted	29,976	31,336	33,332	33,416

	2000
	April 4	July 2	October 1	December 31

Net sales	$64,722	$77,843	$82,791	$94,944
Cost of sales	37,225	46,095	48,863	50,995
Gross profit	27,497	31,748	33,928	43,949
Total operating expenses	22,209	24,166	25,751	28,476
Operating income	5,288	7,582	8,177	15,473
Other expense, net	(212)	(548)	(434)	(443)
Income before taxes and cumulative effect of Change in accounting principle	5,076	7,034	7,743	15,030
Income tax expense	2,114	2,791	3,317	5,851
Income before cumulative effect of change in accounting principle	$2,962	$4,243	$4,426	$9,179
Cumulative effect of change in accounting principle	(7,499)	—0—	—0—	—0—
Net income (loss)	$(4,537)	$4,243	$4,426	$9,179
Income before cumulative effect of change in accounting principle per share:
Basic	$0.11	$0.15	$0.16	$0.32
Diluted	$0.10	$0.15	$0.15	$0.31
Shares used in per share calculation:
Basic	27,603	27,890	28,121	28,315
Diluted	28,780	28,971	29,872	29,702

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

DELOITTE & TOUCHE LLP

Portland, Oregon

January 28, 2002

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 2001
(In Thousands, Except Share Data)

	2000	2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,031	$176,862
Short-term investments	—	118,814
Receivables (net of allowance for doubtful accounts of $3,216 and $3,521 at December 31, 2000 and 2001, respectively)	82,552	80,899

Current accounts with Philips	5,266	2,401
Current receivable from Accurel	1,128	111
Inventories	59,796	76,533
Deferred income taxes	22,525	16,900
Other current assets	5,850	7,300

Total current assets	201,148	479,820

EQUIPMENT	28,171	34,526

PURCHASED GOODWILL AND TECHNOLOGY	59,540	63,177

OTHER ASSETS	25,964	29,953

TOTAL ASSETS	$314,823	$607,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,682	$27,569
Current account with Philips (Note 15)	—	—
Accrued payroll liabilities	11,553	12,026
Accrued warranty reserves	15,202	16,647
Deferred revenue	20,037	29,125
Income taxes payable	9,982	17,804
Accrued restructuring costs (Note 3)	—	—
Other current liabilities	20,517	27,625

Total current liabilities	109,973	130,796

CONVERTIBLE DEBT	—	175,000

BANK LINE OF CREDIT BORROWINGS	1,534	—

CREDIT FACILITY WITH PHILIPS	24,140	—

DEFERRED INCOME TAXES	9,984	4,100

OTHER LIABILITIES	903	1,064

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — 500,000 shares authorized; none issued and outstanding	—	—
Common stock — 45,000,000 shares authorized; 28,488,760 and 32,053,028 issued and outstanding as of December 31, 2000 and 2001, respectively
	222,547	317,140
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(42,874)	(10,368)
Accumulated other comprehensive loss	(10,268)	(9,140)

Total shareholders’ equity	168,289	296,516

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$314,823	$607,476

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(In Thousands, Except Share Data)

	1999	2000	2001

NET SALES:
Net sales-products	$162,444	$263,630	$317,841
Related party sales-products	16,508	9,936	2,678
Net sales-customer service	35,708	44,753	54,073
Related party sales-customer service	1,492	1,981	1,412
Total net sales	216,152	320,300	376,004
COST OF SALES:
Cost of sales-products	104,182	144,557	150,733
Cost of sales-customer service	26,961	38,621	42,879
Total cost of sales	131,143	183,178	193,612
Gross profit	85,009	137,122	182,392

OPERATING EXPENSES:
Research and development	21,937	31,617	41,503
Selling, general and administrative	47,650	62,834	71,620
Amortization of purchased goodwill and technology	3,717	6,151	6,757
Purchased in-process research and development	14,089	—	3,438
Restructuring and reorganization costs	131	—	—
Total operating expenses	87,524	100,602	123,318
OPERATING INCOME (LOSS)	(2,515)	36,520	59,074

OTHER INCOME (EXPENSE):
Interest income	715	879	4,662
Interest expense	(1,162)	(2,336)	(5,230)
Valuation adjustment	—	—	(3,718)
Other	382	(180)	212
Total other expense, net	(65)	(1,637)	(4,074)

INCOME (LOSS) BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,580)	34,883	55,000

INCOME TAX EXPENSE	4,800	14,073	22,494

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(7,380)	20,810	32,506

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $4,405	—	(7,499)	—

NET INCOME (LOSS)	$(7,380)	$13,311	$32,506

PER SHARE DATA:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.34)	$0.74	$1.06
Cumulative effect of change in accounting principle	—	(0.27)	—
Net income (loss)	$(0.34)	$0.47	$1.06
Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.34)	$0.70	$1.02
Cumulative effect of change in accounting principle	—	(0.25)	—
Net income (loss)	$(0.34)	$0.45	$1.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,745,065	28,090,554	30,563,270
Diluted	21,745,065	29,827,353	31,986,313

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(In Thousands)

	1999	2000	2001

NET INCOME (LOSS)	$(7,380)	$13,311	$32,506

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment, zero taxes provided in 2000 and 2001, $1,136 taxes provided in 1999	(2,030)	(1,740)	1,128

COMPREHENSIVE INCOME (LOSS)	$(9,410)	$11,571	$33,634

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(In Thousands, Except Share Data)

	Common Stock
	Shares	Amount	Note Receivable From Shareholder	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

BALANCE, JANUARY 1, 1999	18,318,095	$150,751	$(1,116)	$(45,510)	$(6,498)	$97,627

Net loss	—	— `	—	(7,380)	—	(7,380)
Employee purchases of common stock through employee stock purchase plan	141,815	764	—	—	—	764
Stock options exercised	56,921	452	—	—	—	452
Sale of stock to Philips	3,913,299	31,385	—	—	—	31,385
Shares issued for acquisitions	5,064,150	34,684	—	—	—	34,684
Dividend paid to Philips	—	—	—	(3,295)	—	(3,295)
Restricted stock award	50,000	370	—	—	—	370
Translation adjustment	—	—	—	—	(2,030)	(2,030)

BALANCE, DECEMBER 31, 1999	27,544,280	218,406	(1,116)	(56,185)	(8,528)	152,577

Net income	—	—	—	13,311	—	13,311
Employee purchases of common stock through employee stock purchase plan	189,062	1,404	—	—	—	1,404
Stock options exercised	389,095	3,250	—	—	—	3,250
Shares issued to Philips for pre-merger options exercised	383,823	—	—	—	—	—
Sale of stock to Philips	5,000	144	—	—	—	144
Repurchase of common stock	(22,500)	(657)	—	—	—	(657)
Translation adjustment	—	—	—	—	(1,740)	(1,740)

BALANCE, DECEMBER 31, 2000	28,488,760	222,547	(1,116)	(42,874)	(10,268)	168,289

Net income	—	—	—	32,506	—	32,506
Employee purchases of common stock through employee stock purchase plan	120,173	2,065	—	—	—	2,065
Stock options exercised	210,732	1,553	—	—	—	1,553
Shares issued to Philips for pre-merger options exercised	22,317	—	—	—	—	—
Shares issued in public offering	3,066,666	87,994	—	—	—	87,994
PEO Combination resolution (Note 12)	—	(5,000)	—	—	—	(5,000)
Shares issued for acquisitions	194,380	6,588	—	—	—	6,588
Repurchase of common stock	(50,000)	(1,009)	—	—	—	(1,009)

Tax benefit of non-qualified stock options exercised	—	2,402	—	—	—	2,402
Translation adjustment	—	—	—	—	1,128	1,128
BALANCE, DECEMBER 31, 2001	32,053,028	$317,140	$(1,116)	$(10,368)	$(9,140)	$296,516

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
(In Thousands)

	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,380)	$13,311	$32,506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,513	10,359	13,194
Amortization	5,198	7,920	9,204
Purchased in-process research and development	14,089	—	3,438
Loss on retirement of fixed assets and demonstration systems	1,355	176	354
Valuation adjustment	—	—	3,718
Deferred taxes on income	(1,190)	(6,479)	(259)
Tax benefit of non-qualified stock options exercised	—	—	2,402
Restricted stock award	370	—	—
Decrease (increase) in assets:
Receivables	(11,030)	(5,068)	1,663
Current accounts with Philips	(6,307)	(5,171)	(2,135)
Current receivable from Accurel	(142)	(984)	1,017
Inventories	7,015	3,074	(14,560)
Other assets	(7,450)	(732)	(4,925)
Increase (decrease) in liabilities:
Accounts payable	7,226	11,320	(7,056)
Accrued payroll liabilities	2,000	4,758	473
Accrued warranty reserves	(3,778)	6,423	1,445
Deferred revenue	(3,129)	(590)	8,228
Other liabilities	10,867	91	13,489
Net cash provided by operating activities	16,227	38,408	62,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(8,335)	(13,901)	(22,122)
Investment in software development	(2,866)	(2,413)	(2,005)
Investment in unconsolidated affiliate	(3,000)	(1,250)	—
Short-term investments	—	—	(118,814)
Acquisition of patents	—	—	(200)
Acquisitions, net of cash acquired	(32,699)	—	(1,400)
Net cash used in investing activities	(46,900)	(17,564)	(144,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank lines of credit	(16,398)	342	(1,534)
Net borrowings (repayments) under credit facility with Philips	15,721	(10,680)	(24,140)
Proceeds from convertible debt offering, net of expenses	—	—	169,119
Proceeds from common stock offering, net of expenses	—	—	87,994
Proceeds from exercise of stock options and employee stock purchases	1,216	4,654	3,618
Proceeds from sale of stock to Philips	31,385	144	—
Dividend paid to Philips	(3,295)	—	—
Repurchase of common stock	—	(657)	(1,009)
Net cash provided by (used in) financing activities	28,629	(6,197)	234,048
EFFECT OF EXCHANGE RATE CHANGES	(2,030)	(1,740)	1,128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,074)	12,907	152,831

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,198	11,124	24,031

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,124	$24,031	$176,862

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — FEI Company and its wholly-owned subsidiaries (“FEI” or the “Company”) design, manufacture, market and service products based on focused charged particle beam technology.  The Company’s products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”) and DualBeam systems that combine a FIB column and a SEM column on a single platform.  The Company also designs, manufactures and sells some of the components of electron microscopes and FIBs to other manufacturers.  The Company has research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, The Netherlands; and Brno, Czech Republic.  Sales and service operations are conducted in the United States of America (“U.S.”) and 21 countries located throughout North America, Europe and the Asia Pacific Region.  The Company also sells its products through independent agents and representatives in various countries.  The Company’s products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial and institutional organizations in the life sciences and material sciences industries.

Basis of Presentation — The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Financial Reporting — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, warranty liabilities, income tax related contingencies, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill, and the timing of revenue recognition.  It is reasonably possible the estimates may change in the near future.

Concentration of Credit Risk — Instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and receivables.  The Company’s investment policy limits investments with any one issuer to five percent or less of the total investment portfolio, with the exceptions of money market funds which may comprise up to 25 percent of the total investment portfolio and securities issued by the U.S. government or its agencies which may comprise up to 100 percent of the total investment portfolio.  The Company’s exposure to credit risk concentrations within its receivables balance is limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries and geographies.

Dependence on Key Suppliers — Although many of the components and subassemblies included in the Company’s system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Enabling Technologies Group B.V. (“Philips Enabling Technologies Group”).  A second supplier, RIPA Holding B.V., is currently a sole source for electronic sub-assemblies that were previously manufactured at the Company’s facilities in Eindhoven.  In addition, the Company obtains a significant portion of its component parts from a limited number of suppliers.  The Company believes some of the components supplied to it are available to the suppliers only from single sources.  Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules.  Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company.  In the ordinary course of business, the Company continually evaluates its existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

Foreign Currency Translation — Assets and liabilities denominated in a foreign currency, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date.  Gains and losses resulting from the translation of assets, liabilities and equity are included in accumulated other comprehensive loss on the consolidated balance sheet.  Transactions representing revenues, costs and expenses are translated using an average rate of exchange for the period.  Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statements of operations as other income (expense), and aggregated $362 in 1999, $(267) in 2000 and $833 in 2001.

Forward Exchange Contracts — Most of the Company’s subsidiaries transact some business in currencies other than their functional currencies.  As a result, changes in foreign currency exchange rates may have an impact on the Company’s operating results.  Forward exchange contracts are used to offset a portion of the risk of foreign currency fluctuations.  The Company does not hold or issue derivative financial instruments for trading purposes.  The purpose of the Company’s hedging activities is to reduce risk that the eventual cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  The Company accounts for such forward exchange contracts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, realized and unrealized gains and losses on such contracts are recognized in the consolidated statements of operations concurrent with the related transactions.  The related assets and liabilities at December 31, 2001 are not material.

Asset Impairment — The Company evaluates the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If there is an indication of impairment, the Company prepares an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying value of the asset, the Company adjusts the carrying amount of the asset to its estimated fair value.

Cash and Cash Equivalents — Include cash deposits in banks, money market funds and other highly liquid marketable securities with original maturities of three months or less at the date of acquisition.

Short-Term Investments — Marketable securities with maturities of greater than three months at the date of acquisition, and less than 12 months from the balance sheet date, are considered short-term investments.  All such investments are classified as held-to-maturity and, accordingly, are carried at amortized cost on the consolidated balance sheet.

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

Deferred Income Taxes — Deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.  Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

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

Purchased Goodwill and Technology — Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired, was amortized through December 31, 2001 on a straight-line basis over the estimated economic life for acquisitions made before July 1, 2001.  For acquisitions made after June 30, 2001, purchased goodwill is not amortized.  See also Recently Issued Accounting Pronouncements below.  Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology.  The value of purchased in-process research and development in a business combination, which represents the net present value of products under development as of the combination date, is expensed immediately following the date of business combination.  Changes in technology could affect the Company’s estimate of the useful lives of such assets.  See Note 2.

Software Development Costs — The Company capitalizes certain software development costs for software expected to be sold with the Company’s products.  Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets.  Once the Company begins to include such software in its products, these costs are amortized over the estimated economic life of the software.  Changes in technology could affect the Company’s estimate of the useful life of such assets.  See Note 5.

Product Warranty Costs — The Company’s products generally carry a one-year warranty.  A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades.  The Company’s estimate of warranty cost is based on its history of warranty repairs and maintenance.  While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past.

Deferred Revenue represents customer deposits on equipment orders and pre-paid service contract revenue.

Revenue Recognition and Cumulative Effect of Change in Accounting Principle — For products produced according to the Company’s published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer.  For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer.  In each case, the portion of revenue applicable to installation and customer acceptance is recognized upon meeting specifications at the installation site.  For new applications of the Company’s products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

The Company also provides service for its products.  Revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue from service contracts is recognized ratably over the term of such service contracts.

The Company’s billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a holdback of 10 to 20 percent on the total purchase price subject to completion of the installation and final acceptance process at the customer site.  Effective January 1, 2000, the Company changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed.  This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”).  Previously, the Company had recognized 100 percent of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since the Company has historically completed such installation services successfully and since such services have required minimal costs to complete.  The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle for the year ended December 31, 2000.  This net effect reflects the deferral as of January 1, 2000 of $8,442 of revenue previously recognized and the accrual of $3,462 in cost of sales previously deferred.  The Company recognized the $8,442 in deferred revenue included in the cumulative effect adjustment as of January 1, 2000 during the year ended December 31, 2000.

Research and Development costs are expensed as incurred, except for capitalized software development costs (see above).

Advertising Costs are expensed as incurred.  The amount of advertising expense was $2,509 in 1999, $2,716 in 2000 and $1,893 in 2001.

Stock-Based Compensation — The Company measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.  See Note 9.

Supplemental Cash Flow Information — Cash paid for interest totaled $1,121 in 1999, $1,836 in 2000 and $1,234 in 2001.  Cash paid for income taxes totaled $366 in 1999, $13,263 in 2000 and $14,673 in 2001.  Issuance of common stock for acquisition of businesses was $6,588 in the year ended December 31, 2001.  Assumption of debt for acquisition of businesses was $5,174 in the year ended December 31, 2001.

Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements — On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities requiring that all derivatives be recognized in the balance sheet and measured at fair value.  The adoption of SFAS No. 133 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Additional Philips Sales and Service Organizations — December 1999

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

Purchased Goodwill and Technology

Purchased goodwill and technology consisted of the following:

	Amortization	December 31,
	Period	2000	2001

Existing technology from PEO Combination, net of amortization of $5,268 and $6,642, respectively	12 years	$11,222	$9,848
Existing technology from Micrion acquisition, net of amortization of $2,287 and $3,914, respectively	10 years	13,990	12,363
Existing technology from other acquisitions, net of amortization of $—0— and $605, respectively	5 years	—	8,469
Goodwill from PEO Combination, net of amortization of $4,472 and $5,614, respectively	15 years*	12,795	11,561
Goodwill from Micrion acquisition, net of amortization of $2,551 and $4,558, respectively	12 years*	21,533	19,520
Goodwill from other acquisitions		—	1,416
Purchased goodwill and technology, net		$59,540	$63,177

* Amortization will be discontinued effective January 1, 2002 in accordance with SFAS No. 142.

3.             INVENTORIES

Inventories consisted of the following:

	December 31,
	2000	2001

Raw materials and assembled parts	$28,917	$37,006
Service inventories; estimated current requirements	5,401	7,247
Work in process	19,968	24,253
Finished goods	18,523	18,604

	72,809	87,110
Reserve for obsolete inventory	(13,013)	(10,577)

Total inventories	$59,796	$76,533

4.             EQUIPMENT

Equipment consisted of the following:

	December 31,
	2000	2001

Leasehold improvements	$3,202	$4,675
Machinery and equipment	24,406	28,923
Demonstration systems	17,721	26,196
Other fixed assets	8,747	11,193

	54,076	70,987
Accumulated depreciation	(25,905)	(36,461)

Total equipment	$28,171	$34,526

5.             OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2000	2001

Service inventories, estimated noncurrent requirements, net of obsolescence reserves of $7,550 and $9,686, respectively	$13,706	$17,301
Capitalized software development costs, net of amortization of $3,629 and $5,016, respectively	5,260	5,175
Debt issuance costs, net of amortization of $—0— and $350, respectively	—	5,532
Patents, net of amortization of $82 and $163, respectively	239	358
Investment in unconsolidated affiliates	4,250	—
Deposits and other	2,509	1,587

Total other assets	$25,964	$29,953

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

On September 18, 2001 the Company announced a share repurchase program had been approved by the Board of Directors.  The program allows the purchase of up to 2 million shares of the Company’s common stock over a nine-month period ending June 18, 2002.  During 2001, the Company repurchased and retired 50,000 shares at a total cost of $1,009.

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

Options are granted under various vesting arrangements, up to a maximum of five years.  Options expire after a maximum of ten years.  Options outstanding are summarized as follows:

	Outstanding		Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price

Balance, December 31, 1998	1,493,530	$7.39	284,051	$9.99

Options granted	1,019,750	8.24
Options exercised	(56,921)	7.93
Options expired or cancelled	(150,474)	8.53

Balance, December 31, 1999	2,305,885	7.66	678,727	7.78

Options granted	428,250	23.14
Options exercised	(389,095)	8.36
Options expired or cancelled	(335,652)	7.86

Balance, December 31, 2000	2,009,388	10.79	574,235	7.40

Options granted	928,450	27.69
Options exercised	(210,732)	7.96
Options expired or cancelled	(142,767)	12.58

Balance, December 31, 2001	2,584,339	$16.99	874,749	$9.14

Additional information regarding options outstanding as of December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
	Outstanding	Weighted Avg.	Weighted	Exercisable	Weighted
	as of	Remaining	Average	as of	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2001	Life (years)	Price	2001	Price

$6.12 — $6.62	627,142	6.7	$6.60	452,461	$6.60
$6.63 — $10.87	641,597	7.2	8.31	311,587	8.05
$10.88 — $23.88	654,100	8.7	22.61	93,570	21.15
$24.50 — $40.33	661,500	9.3	30.15	17,131	30.26

	2,584,339	8.0	$16.99	874,749	$9.14

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

Post-Employment Benefits Other Than Pensions — Most of the Company’s employees in The Netherlands are provided group health insurance after retirement.  Government based programs in the Netherlands provide this benefit after the normal retirement age of 65.  For those employees that elect early retirement at age 62, the Company continues to provide the employer’s portion of the health insurance premium until the normal retirement age of 65 is reached.  Through August 31, 2001, these benefits in The Netherlands were generally provided under Philips sponsored plans.  In accordance with SFAS No. 106, Philips began accruing for the related transition obligation over a 20-year period at the corporate level, commencing in 1993.  The portion of the corporate provision allocable to the Company’s operations was charged to the Company by Philips.  Based on the number of the Company’s employees located in The Netherlands, a charge of approximately $25 each year has been allocated to the Company by Philips.  Effective September 1, 2001, the Company is responsible for providing these same post-retirement benefits for certain future early retirees of the Company in The Netherlands.  The Company has not yet determined the transition benefit obligation or un-funded liability from these programs.  The Company does not expect that the effect of accounting for these post-retirement benefits will have a material effect on the Company’s financial position, results of operations or cash flows.

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

Agreement with Philips Effective as of December 31, 2000 — During 2001, the Company and Philips entered into an agreement effective as of December 31, 2000 (the “Supplemental Agreement”) that clarifies certain relationships and transactions between the parties.  Certain terms of the agreement became effective May 22, 2001, or 120 days after May 22, 2001, the day Philips’ ownership fell below 45% of the Company’s outstanding common stock.  The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips’ insurance programs and the Philips credit facility.  Under the agreement, the Company no longer participates in certain Philips sponsored or administered programs.  The Company continues to purchase certain of these services from Philips and certain other of these services are procured from other suppliers.  The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 is in excess of the amounts previously paid to Philips.  Under terms of the Supplemental Agreement Philips will pay up to $6,000 to the Company over a three-year period to reduce the effect of these increased costs.  Philips agreed to the payments as partial reimbursement of an over-funding of FEI’s pension liability to the Philips pension plan that was not transferred to FEI at the time FEI employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds FEI was previously receiving from the Philips plan due to the over-funding.  These payments would terminate on a change of control of FEI, as defined in the agreement.  During 2001, the Company recognized $1,351 of these payments as a reduction to operating expenses, and recognized increased operating expenses of approximately the same amount.

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

Purchases Under Philips Arrangements and Terms — From time to time, the Company purchased materials, supplies and services under collective purchase agreements and purchase conditions negotiated by Philips for the benefit of its group of companies.  For this service, the Company has paid a fixed annual fee amounting to $186 in 1999, $127 in 2000 and $111 in 2001.  These arrangements generally end after December 31, 2001.  The Company also participated in certain business insurance programs under terms arranged by Philips through May 22, 2001.  Effective May 23, 2001, the Company obtained its own independent business insurance.  The benefits to the Company of these arrangements cannot be calculated precisely, but management believes that the costs of procuring these goods and services on a stand-alone basis are higher than the cost under the Philips arrangements.

Employment Related Arrangements — Through the majority shareholdings of Philips, the Company had the benefit of certain collective bargaining arrangements and the Philips rate for social charges in The Netherlands and other countries.  Effective May 22, 2001, when Philips was no longer the majority shareholder, the Company negotiated new collective bargaining arrangements and a new social charge rate was applied to the Company, which resulted in increased labor costs for the Company.  See also Note 11.

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

Intellectual Property — Prior to May 22, 2001, most of the patents used by the Company relating to its Electron Optics business segment products and certain Microelectronics business segment products were licensed from Philips and its affiliates.  As part of the PEO Combination, the Company acquired perpetual rights to certain patents owned by Philips and the right to transfer of title of those patents upon Philips no longer being a controlling shareholder of FEI.  The Supplemental Agreement confirmed the transfer of ownership of most of these patents to the Company. FEI paid $19 to Philips for the transfer of such patents. The Supplemental Agreement specified certain other patents that are jointly owned and may be jointly used by Philips and FEI, and also provided for the license by FEI of certain patents owned by Philips.  The Supplemental Agreement requires FEI to pay to Philips $618 over three years in compensation for the development efforts related to a specific patented technology, which FEI may use in future products.  FEI paid $132 of this amount in 2001.  FEI must also pay a royalty of 1% of sales on any future sales of products using this technology.  To date, FEI has not sold any products using this technology or paid any related royalties.  In addition, the Company had access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide, and the Company’s patents were also subject to such cross-licenses.  Some of these cross-licenses provide the Company with the right to use intellectual property that relates to its core technologies.  In general these cross licenses were subject to continued majority ownership of the Company by Philips.  The reduction below majority ownership by Philips, which occurred on May 22, 2001, could result in increased royalty costs, or patent infringement actions and the costs associated with such claims, including direct costs as well as the diversion of management and technical resources.

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

Norsam — The Company owns 500,000 shares of convertible preferred stock in Norsam Technologies, Inc. (“Norsam”).

                Sales to Related Parties — Both Accurel and certain Philips business units purchased the Company’s products and services for their own use   A number of Philips sales organizations acted as distributors for the Company’s products through November 1999 in their respective countries (see Note 2).   Sales to Philips and Accurel were:

	Year Ended December 31,
	1999	2000	2001

Product sales-Philips	$16,487	$8,002	$2,175
Product sales-Accurel	21	1,934	503
Total product sales	16,508	9,936	2,678

Customer service sales-Philips	1,276	1,516	903
Customer service sales-Accurel	216	465	509
Total customer service sales	1,492	1,981	1,412

Total revenues	$18,000	$11,917	$4,090

13.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes the carrying amounts of cash and cash equivalents, receivables, current accounts with Philips, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.  Management classifies all short-term investments as “held to maturity” and therefore carries these financial instruments at amortized cost and not current fair value.  The fair value of short-term investments at December 31, 2001 was $119,120.  Based on the closing bid price, the fair market value of the convertible debt was $172,156 as of December 31, 2001.  Management believes that the carrying amounts of bank line of credit borrowings and the credit facility with Philips as of December 31, 2000 were a reasonable approximation of the fair value of those financial instruments because they bore interest at revolving market rates and because of the short-term maturities that were involved.  The fair values of the Company’s investments in unconsolidated affiliates are not readily determinable, as the securities are not actively traded.

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

The Company participates in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold.  In these circumstances, the financial institution purchases the Company’s equipment, and then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against the Company on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, the Company is obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it.  As of December 31, 2001, the Company had guarantees outstanding under these lease-financing programs, which totaled $998, related to lease transactions entered into from 1996 through 1999.

The Company has commitments under non-cancelable purchase orders totaling $5,855 at December 31, 2001, all of which expire in 2002.

See discussions of bank guarantees and debt repayments in Note 6, and operating leases in Note 7.

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

The following table summarizes various financial amounts for each of the Company’s business segments:

	Micro— electronics	Electron Optics	Components	Customer Service	Corporate and Eliminations	Total

1999:
Sales to external customers	84,061	83,158	11,733	37,200	—	216,152
Inter-segment sales	—	10,169	4,274	—	(14,443)	—
Total sales	84,061	93,327	16,007	37,200	(14,443)	216,152
Gross profit	40,357	30,051	5,339	10,239	(977)	85,009
Depreciation & amortization	4,484	3,521	1,023	697	3,986	13,711
Operating income (loss)	8,559	2,513	2,695	6,800	(23,082)	(2,515)
Total assets	94,414	73,212	5,925	34,433	80,116	288,100

2000:
Sales to external customers	147,307	107,982	18,277	46,734	—	320,300
Inter-segment sales	1,019	5,588	5,690	—	(12,297)	—
Total sales	148,326	113,570	23,967	46,734	(12,297)	320,300
Gross profit	77,451	42,960	9,513	8,113	(915)	137,122
Depreciation & amortization	5,906	3,312	985	1,658	6,418	18,279
Operating income (loss)	31,554	8,312	6,463	2,912	(12,721)	36,520
Total assets	96,030	83,086	12,347	31,291	92,069	314,823

2001:
Sales to external customers	168,482	136,720	15,317	55,485	—	376,004
Inter-segment sales	1,153	7,739	7,946	—	(16,838)	—
Total sales	169,635	144,459	23,263	55,485	(16,838)	376,004
Gross profit	96,204	65,794	7,788	12,606	—	182,392
Depreciation & amortization	8,461	3,795	1,145	1,062	7,935	22,398
Operating income (loss)	39,095	29,699	2,801	3,975	(16,496)	59,074
Total assets	95,855	94,143	8,015	44,520	364,943	607,476

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

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Page in this Report

(a)(1)	Financial Statements
	Independent Auditors’ Report	32
	Consolidated Balance Sheets at December 31, 2000 and 2001	33
	Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001	34
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 1999, 2000 and 2001	35
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 1999, 2000 and 2001	36
	Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001	37
	Notes to Consolidated Financial Statements	38
(a)(2)	Financial Statement Schedules*
	Independent Auditors’ Report	62
	Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 2000 and 2001.	S-1

____________________

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

____________________

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

_____________________

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
Vahé A. Sarkissian Chairman of the Board of Directors, President and Chief Executive Officer

Date:  November 25, 2002

Certifications

                I, Vahe A. Sarkissian, certify that:

        1.  I have reviewed this annual report on Form 10-K of FEI Company;

        2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

        3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 25, 2002

By:	/s/ VAHE A. SARKISSIAN
Vahe A. Sarkissian
Chairman of the Board of Directors,
President and Chief Executive Officer

                I, Stephen F. Loughlin, certify that:

1.     I have reviewed this annual report on Form 10-K of FEI Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 25, 2002

By:	/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and
acting Chief Financial Officer