Form 10-Q/A
period 2002-03-31
FEI CO
filed 2002-11-26
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

i

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31,	March 31,
	2001	2002
Assets

Current assets:
Cash and cash equivalents	$176,862	$169,760
Short-term investments	118,814	87,252
Receivables (net of allowance for doubtful accounts of $3,521 at December 31, 2001 and $3,562 at March 31, 2002)	80,899	94,056
Current account with Philips	2,401	200
Current receivable from Accurel	111	497
Inventories	76,533	79,673
Deferred income taxes	16,900	16,004
Other current assets	7,300	9,774

Total current assets	479,820	457,216

Non-current investments	—	21,484

Long-term receivable from Accurel	—	1,732

Equipment (net of accumulated depreciation of $36,461 at December 31, 2001 and $38,155 at March 31, 2002)	34,526	34,483

Purchased goodwill and technology	63,177	61,975

Other assets	29,953	33,000

Total Assets	$607,476	$609,890

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$27,569	$27,468
Accrued payroll liabilities	13,042	8,477
Accrued warranty reserves	18,988	17,875
Deferred revenue	29,125	30,310
Income taxes payable	17,804	18,956
Other current liabilities	24,268	21,981

Total current liabilities	130,796	125,067

Convertible debt	175,000	175,000

Deferred income taxes	4,100	4,106

Other liabilities	1,064	2,756

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock — 500,000 shares authorized; none issued and outstanding	—	—
Common stock — 45,000,000 shares authorized; 32,003,028 and 32,278,506 shares issued and outstanding at December 31, 2001 and March 31, 2002	317,140	318,853
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(10,368)	(4,441)
Accumulated other comprehensive loss	(9,140)	(10,335)

Total shareholders’ equity	296,516	302,961

Total Liabilities and Shareholders’ Equity	$607,476	$609,890

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 1,	March 31,
	2001	2002

Net sales-products	$79,481	$67,607
Related party sales-products	408	2,191
Net sales-customer service	13,282	14,612
Related party sales-customer service	344	88
Total net sales	93,515	84,498

Cost of sales-products	38,604	34,686
Cost of sales-customer service	9,968	9,966
Total cost of sales	48,572	44,652

Gross profit	44,943	39,846

Operating expenses:
Research and development	9,297	10,739
Selling, general and administrative	17,224	17,335
Amortization of purchased goodwill and technology	1,538	1,204

Total operating expenses	28,059	29,278

Operating income	16,884	10,568

Other income (expense):
Interest income	269	1,621
Interest expense	(310)	(2,501)
Other	(154)	(354)
Total other expense, net	(195)	(1,234)

Income before taxes	16,689	9,334

Tax expense	6,466	3,407

Net income	$10,223	$5,927

Per share data:
Basic earnings per share	$0.36	$0.18
Diluted earnings per share	$0.34	$0.18

Weighted average shares outstanding:
Basic	28,685,592	32,125,865
Diluted	29,975,803	33,476,793

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1,	March 31,
	2001	2002

Net income	$10,223	$5,927

Other comprehensive loss:
Foreign currency translation adjustment, zero taxes provided	(1,664)	(1,195)

Comprehensive income	$8,559	$4,732

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 1,	March 31,
	2001	2002
Cash flows from operating activities:
Net income	$10,223	$5,927
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,564	2,927
Amortization	2,035	1,888
Loss on Retirement of fixed assets and demonstration systems	75	24
Deferred income taxes	(4,059)	902
Decrease (increase) in assets:
Receivables	(7,365)	(13,157)
Current account with Philips	7,725	2,201
Current receivable from Accurel	(99)	(386)
Inventories	(10,615)	(2,627)
Other assets	355	(6,157)
Increase (decrease) in liabilities:
Accounts payable	486	(101)
Accrued payroll liabilities	(3,433)	(4,565)
Accrued warranty reserves	1,938	(1,113)
Deferred revenue	6,071	1,185
Other liabilities	6,689	557

Net cash provided by (used in) operating activities	12,590	(12,495)

Cash flows from investing activities:
Acquisition of equipment	(3,482)	(3,519)
Net change in short-term investments	—	31,562
Purchase of non-current investments	—	(21,484)
Acquisition of patents	(200)	—
Investment in unconsolidated affiliate	—	(990)
Investment in software development	(332)	(693)

Net cash provided by (used in) investing activities	(4,014)	4,876

Cash flows from financing activities:
Net repayments of bank lines of credit	(1,121)	—
Proceeds of borrowings from Philips	1,876	—
Proceeds from employee stock plans	1,369	1,712

Net cash provided by financing activities	2,124	1,712

Effect of exchange rate changes	(1,664)	(1,195)

Net increase in cash and cash equivalents	9,036	(7,102)

Cash and cash equivalents, beginning of period	24,031	176,862

Cash and cash equivalents, end of period	$33,067	$169,760

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

Basis of Presentation — The consolidated financial statements include the accounts of FEI Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

       Recently Issued Accounting Pronouncements —The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or cash flows for the thirteen weeks ended March 31, 2002.  The amount of goodwill amortization expense was $787 for the thirteen weeks ended April 1, 2001.  As part of the adoption of SFAS No. 142, the Company is required to complete an impairment test on existing goodwill by June 30, 2002.  The Company has not yet completed such impairment test.  SFAS No. 142 did not affect the accounting treatment for the Company’s other purchased technology such as existing technology and in-process research and development.

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

Earnings per Share — The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended
	April 1, 2001	March 31, 2002

Weighted average shares outstanding — basic	28,685,592	32,125,865
Dilutive effect of stock options calculated using the treasury stock method	1,290,211	1,350,928

Weighted average shares outstanding — diluted	29,975,803	33,476,793

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

Supplemental Cash Flow Information — Cash paid for interest totaled $212 in the thirteen weeks ended April 1, 2001 and $5,228 in the thirteen weeks ended March 31, 2002.  Cash paid for income taxes totaled $5,548 in the thirteen weeks ended April 1, 2001 and $3,657 in the thirteen weeks ended March 31, 2002.

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

Purchased Goodwill and Technology - Purchased goodwill and technology consisted of the following:

	Amortization	December 31,	March31,
	Period	2001	2002
Existing technology from PEO Combination, net of amortization of $6,642 and $6,985, respectively	12 years	$9,848	$9,505
Existing technology from Micrion acquisition, net of amortization of $3,914 and $4,321, respectively	10 years	12,363	11,956
Existing technology from other acquisitions, net of amortization of $605 and $1,059, respectively	5 years	8,469	8,015
Goodwill from PEO Combination, net of amortization of $5,614	*	11,561	11,652
Goodwill from Micrion acquisition, net of amortization of $4,558	*	19,520	19,431

Goodwill from other acquisitions		1,416	1,416

Purchased goodwill and technology, net		$63,177	$61,975

*  Amortization was discontinued effective January 1, 2002 in accordance with SFAS No. 142.

As required by SFAS No. 142, the results for the thirteen weeks ended April 1, 2001 have not been restated.  A reconciliation of net income as if SFAS No. 142 had been adopted January 1, 2001 is presented below.

Thirteen Weeks
Ended
April 1, 2001

Reported net income	$10,223
Add back goodwill amortization, no tax effect	787

Adjusted net income	$11,010

Basic earnings per share:
Reported earnings per share	$0.36
Adjusted earnings per share	$0.38

Diluted earnings per share:
Reported earnings per share	$0.34
Adjusted earnings per share	$0.37

3.             INVENTORIES

Inventories consisted of the following:

	December 31,	March 31,
	2001	2002

Raw materials and assembled parts	$37,006	$34,906
Service inventories, estimated current requirements	7,247	8,104
Work in process	24,253	26,896
Finished goods	18,604	19,030
	87,110	88,936
Reserve for obsolete inventory	(10,577)	(9,263)

Total inventories	$76,533	$79,673

4.             OTHER ASSETS

Other assets consisted of the following:

	December 31,	March 31,
	2001	2002

Service inventories, estimated noncurrent requirements, net of obsolescence reserves of $9,686 and $10,047, respectively	$17,301	$20,665
Capitalized software development costs, net of amortization of $5,016 and $7,483, respectively	5,175	5,380
Debt issuance costs, net of amortization of $350 and $561, respectively	5,532	5,340
Patents, net of amortization of $163 and $168, respectively	358	352
Investment in unconsolidated affiliates	—	990
Deposits and other	1,587	2,005

Total other assets	$29,953	$34,732

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

7.             RELATED-PARTY ACTIVITY

Relationship with Philips —Philips maintained majority control of FEI from February 21, 1997 until May 22, 2001, when its ownership was reduced through a secondary public stock offering (see Note 6).

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

Accurel — The Company’s Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets.  In the thirteen weeks ended March 31, 2002, the Company sold two systems to Accurel for a total of $2,191.  Accurel was extended payment terms of 5 years with 7% interest for one system and 3 years with 6.5% interest for the other.  The Company also provides service to Accurel on several of the Company’s products used by Accurel.    The Company has also guaranteed certain third party leases of Accurel.

Sales to Related Parties — Both Accurel and certain Philips business units purchased the Company’s products and services for their own use.  Sales to Philips and Accurel were:

	Thirteen Weeks Ended
	April 1,	March 31,
	2001	2002

Product sales-Accurel	$	$2,191
Product sales-Philips	408	—
Total product sales	408	2,191

Customer service sales-Accurel	111	84
Customer service sales-Philips	233	4
Total customer service sales	344	88

Total sales to related parties	$752	$2,279

Consulting Agreement — During the thirteen weeks ended March 31, 2002 the Company paid $17 to Shaunt Sarkissian, the son of FEI’s President and Chief Executive Officer, under a consulting agreement entered into in January 2002.

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

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data as a percentage of net sales.

	Thirteen Weeks Ended
	April 1,	March 31,
	2001	2002

Net sales	100.0%	100.0%
Cost of sales	51.9	52.8
Gross profit	48.1	47.2
Research and development	9.9	12.7
Selling, general and administrative	18.4	20.5
Amortization of purchased goodwill and technology	1.6	1.4
Operating income	18.1	12.5
Other income (expense), net	(0.2)	(1.5)
Income before taxes	17.8	11.0
Tax expense	6.9	4.0
Net income	10.9%	7.0%

Totals may not foot due to rounding.

Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales for the thirteen weeks ended March 31, 2002 decreased $9.0 million (10%) compared to the corresponding period in 2001.

The following table shows our net sales by segment.

	Thirteen Weeks Ended
	April 1,	March 31,
	2001	2002
	(in thousands)
Microelectronics	$48,025	$36,471
Electron Optics	26,982	30,190
Components	4,882	3,137
Customer Service	13,626	14,700

	$93,515	$84,498

Microelectronics segment sales decreased $11.6 million (24%) in the first quarter of 2002 compared to the first quarter of 2001, as a result of lower sales volumes and changes in product mix.  Unit volume decreased 26% in these comparable periods.  The decrease was due primarily to the worldwide downturn and weak market conditions in the semiconductor industry.

Electron optics segment sales increased $3.2 million (12%) in the first quarter of 2002 compared to the first quarter of 2001 as a result of changes in product mix.  Unit volume decreased by 6% in these comparable periods.  Sales of our SEM products increased significantly due to strong demand for our new Quanta and Sirion SEM products primarily in the industry and institute markets.

Components segment sales decreased $1.7 million (36%) in the first quarter of 2002 compared to the first quarter of 2001 as a result of lower sales volumes.  Our component segment sales were adversely affected by the worldwide semiconductor equipment downturn.

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

The gross profit for the three months ended March 31, 2002 was positively affected by the sale of two old systems, which had previously been written down to estimated net realizable value.  These systems were sold at a price greater than originally estimated, resulting in a $0.5 million benefit to gross profit.

Our gross margin has declined for the first quarter of 2002 compared to the first quarter of 2001 due to several factors.  The most significant factor has been the change in our product mix.  In general, our microelectronics products carry higher gross margins than our electron optics products and our service business, and microelectronics products have decreased from 51.4% of our net sales in the first quarter of 2001 to 43.2% of our net sales in the first quarter of 2002. Our margins in the first quarter of 2002 have also been affected by pricing pressure from competitors that have introduced new products into our markets or who benefit from favorable currency exchange movements in their home countries. Our future gross margins could be affected by further pricing pressure from competitors or by unfavorable movements in currency exchange rates which may adversely affect our cost of sales or selling prices.  Our gross margins could also be adversely affected in the future by increases in our costs for component parts.  The decline in our gross margin from the levels of the prior year is expected to continue until there is an improvement in current economic and market conditions.

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

Purchased In-Process Research and Development

In 2001, purchase accounting for acquisitions resulted in the recognition of intangible assets in the amount of $3.4 million representing the estimated fair value of in-process research and development.  In accordance with our policy to expense research and development costs as they are incurred, these intangible assets were written off with a charge to earnings immediately after the closing of these acquisitions.  In connection with the purchase accounting for these acquisitions, we identified two significant projects under development at the date of acquisition.  The first project concerned image engine technology that could be applied to certain of our existing FIB products, and if successful, would reduce the manufactured cost of these products by a small amount. This development project was approximately 56% complete and was assigned an estimated fair value of $0.4 million at the date of acquisition. This project was expected to cost approximately $0.1 million to complete and was expected to be completed in 2002.  The second project concerned the development of a new metrology tool with wafer handling capability.  This project was approximately 21% complete and was assigned an estimated fair value of $3.0 million at the date of acquisition.  This project was expected to cost approximately $0.6 million to complete and was expected to be completed in 2002.  Neither of these projects had been proven technologically feasible or had generated revenue or cost savings as of the date of the acquisition, but both were expected to begin to generate revenue or cost savings in 2002.  Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the cost of development of these projects, or that market conditions may change the utility of the technology.  As of March 31, 2002, the image engine project was approximately 60% complete with completion expected in 2002, and the metrology tool project was approximately 25% complete, with expected completion delayed until 2003 due to shifts in resource allocations.  No changes in cost estimates are anticipated for the image engine project.  The metrology tool project specifications are currently undergoing modifications and re-evaluation and the cost estimates are expected to increase.

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

We assess liquidity needs by evaluating cash balances on hand, available borrowings under our credit facilities, working capital trends and expected cash flows from operating activities versus our investment needs.  In consideration of these factors, we believe that we have adequate financial resources for the next 12 months and the foreseeable future. .

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

FORWARD-LOOKING STATEMENTS

From time to time we may make forward-looking statements that are subject to a number of risks and uncertainties.  The statements in this report concerning increased investment in plant and equipment and software development, the portions of our sales consisting of international sales, expected capital requirements, estimates of increased labor costs and use of acquisition and investment opportunities to augment growth constitute forward-looking statements that are subject to risks and uncertainties.  Factors that could materially decrease our investment in plant and equipment and software development include, but are not limited to, downturns in the semiconductor manufacturing market, lower than expected customer orders and changes in product sales mix.  Factors that could materially reduce the portion of our sales consisting of international sales include, but are not limited to, competitive factors, including increased international competition, new product offerings by competitors and price pressures, fluctuations in interest and exchange rates (including changes in relevant foreign currency exchange rates between time of sale and time of payment), changes in trade policies, tariff regulations and business conditions and growth in the electronics industry and general economies, both domestic and foreign. Factors that could materially increase our capital requirements include, but are not limited to, receipt of a significant portion of customer orders and product shipments near the end of a quarter and the other factors listed above.  Factors that could increase our labor costs include, but are not limited to, a tighter labor market, general economic conditions and competitive factors.  Factors that could affect our ability to augment our growth using acquisition and investment opportunities include, but are not limited to, business conditions and growth in the electronics industry and general economies, our ability to successfully locate and develop investment relationships or acquisition opportunities with other companies in our industry and the ability to integrate the operations of any acquisitions with our operations to grow our business.

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

FEI COMPANY

Dated: November 25, 2002	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chairman, President and
Chief Executive Officer

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and
Acting Chief Financial Officer

Certifications

I, Vahe A. Sarkissian, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of FEI Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 25, 2002

By:	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chairman, President and
Chief Executive Officer

I, Stephen F. Loughlin, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of FEI Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 25, 2002

By:	/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and
acting Chief Financial Officer