Form 10-Q/A
period 2002-06-30
FEI CO
filed 2002-11-26
CIK 914329

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

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	December 31,	June 30,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$176,862	$187,105
Short-term investments	118,814	61,522
Receivables	80,899	91,360
Current account with Philips	2,401	—
Current receivable from Accurel	111	556
Inventories	76,533	84,707
Deferred income taxes	16,900	13,104
Other current assets	7,300	10,300
Total current assets	479,820	448,654
Non-current investments	—	48,640
Long-term receivable from Accurel	—	1,695
Equipment (net of accumulated depreciation of $36,461 at December 31, 2001 and $42,528 at June 30, 2002)	34,526	39,122
Purchased technology, net	30,680	28,272
Goodwill, net	32,497	32,674
Other assets	29,953	37,624
Total Assets	$607,476	$636,681

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,569	$35,417
Current account with Philips	—	4,610
Accrued payroll liabilities	13,042	10,906
Accrued warranty reserves	18,988	18,099
Deferred revenue	29,125	26,033
Income taxes payable	17,804	17,930
Other current liabilities	24,268	23,561
Total current liabilities	130,796	136,556
Convertible debt	175,000	175,000
Deferred income taxes	4,100	4,079
Other liabilities	1,064	2,791
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — 500,000 shares authorized; none issued and outstanding	—	—
Common stock — 45,000,000 shares authorized; 32,003,028 and 32,393,766 shares issued and outstanding at December 31, 2001 and June 30, 2002	317,140	320,001
Note receivable from shareholder	(1,116)	(1,116)
Retained Earnings (accumulated deficit)	(10,368)	421
Accumulated other comprehensive loss	(9,140)	(1,051)
Total shareholders’ equity	296,516	318,255
Total Liabilities and Shareholders’ Equity	$607,476	$636,681

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	June 30,	July 1,	June 30,
	2001	2002	2001	2002

Net sales-products	$80,973	$69,877	$160,454	$137,484
Related party sales-products	—	1,560	408	3,751
Net sales-customer service	12,749	16,333	26,031	30,945
Related party sales-customer service	320	111	664	199
Total net sales	94,042	87,881	187,557	172,379

Cost of sales-products	36,045	34,835	74,649	69,521
Cost of sales-customer service	10,307	13,132	20,275	23,098
Total cost of sales	46,352	47,967	94,924	92,619

Gross profit	47,690	39,914	92,633	79,760

Operating expenses:
Research and development	11,173	10,587	20,470	21,326
Selling, general and administrative	18,084	17,965	35,308	35,300
Merger costs	—	1,117	—	1,117
Amortization of purchased goodwill and technology	1,648	1,204	3,186	2,408

Total operating expenses	30,905	30,873	58,964	60,151

Operating income	16,785	9,041	33,669	19,609

Other income (expense):
Interest income	446	1,925	715	3,546
Interest expense	(579)	(2,813)	(889)	(5,314)
Valuation adjustment	(3,718)	—	(3,718)	—
Other	1,127	(497)	973	(851)
Total other expense, net	(2,724)	(1,385)	(2,919)	(2,619)

Income before taxes	14,061	7,656	30,750	16,990

Tax expense	5,493	2,794	11,959	6,201

Net income	$8,568	$4,862	$18,791	$10,789

Per share data:
Basic earnings per share	$0.29	$0.15	$0.64	$0.33
Diluted earnings per share	$0.27	$0.15	$0.61	$0.32

Weighted average shares outstanding:
Basic	29,951,008	32,340,964	29,358,931	32,219,136
Diluted	31,335,653	33,410,764	30,697,322	33,420,784

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

Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 1,	June 30,
	2001	2002
Cash flows from operating activities:
Net income	$18,791	$10,789
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,439	5,918
Amortization	4,156	3,720
Loss on Retirement of fixed assets and demonstration systems	319	209
Deferred income taxes	(6,219)	3,775
Valuation adjustment	3,718	—
Decrease (increase) in assets:
Receivables	2,109	(6,204)
Current account with Philips	3,885	7,667
Current receivable from Accurel	112	(445)
Inventories	(15,300)	1,567
Other assets	(4,327)	(12,049)
Increase (decrease) in liabilities:
Accounts payable	3,277	5,032
Accrued payroll liabilities	(1,357)	(2,604)
Accrued warranty reserves	1,290	(1,987)
Deferred revenue	9,785	(4,784)
Other liabilities	4,455	(1,239)

Net cash provided by operating activities	30,133	9,365

Cash flows from investing activities:
Acquisition of equipment	(12,421)	(10,265)
Net change in short-term investments	—	57,293
Purchase of non-current investments	—	(48,640)
Acquisition of patents	(200)	(85)
Investment in unconsolidated affiliate	—	(990)
Acquisition of businesses, net of cash acquired	—	(1,052)
Investment in software development	(524)	(1,503)

Net cash used in investing activities	(13,145)	(5,242)

Cash flows from financing activities:
Net repayments of bank lines of credit	(1,534)	—
Proceeds of borrowings from Philips	(16,141)	—
Proceeds from secondary offering, net of expenses	88,065	—
Proceeds from employee stock plans	1,971	2,861

Net cash provided by financing activities	72,361	2,861

Effect of exchange rate changes	(2,806)	3,259

Net increase in cash and cash equivalents	86,543	10,243

Cash and cash equivalents, beginning of period	24,031	176,862

Cash and cash equivalents, end of period	$110,574	$187,105

See notes to condensed consolidated financial statements.

MPANY AND SUBSIDIARIES

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

Investments — Investments represent marketable debt securities with maturities greater than three months at the time of purchase.  All such investments are classified as held-to-maturity and, accordingly, are carried at amortized cost on the consolidated balance sheet.  Investments with maturities greater than twelve months from the balance sheet date are classified as non-current investments.

                Earnings per Share — The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2001	June 30, 2002	July 1, 2001	June 30, 2002

Weighted average shares outstanding — basic	29,951,008	32,340,964	29,358,931	32,219,136
Dilutive effect of stock options calculated using the treasury stock method	1,384,645	1,069,800	1,338,391	1,201,648

Weighted average shares outstanding — diluted	31,335,653	33,410,764	30,697,322	33,420,784

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

Supplemental Cash Flow Information — Cash paid for interest totaled $251 in the twenty-six weeks ended July 1, 2001 and $5,628 in the twenty-six weeks ended June 30, 2002.  Cash paid for income taxes totaled $12,926 in the twenty-six weeks ended July 1, 2001 and $2,553 in the twenty-six weeks ended June 30, 2002.

2.             MERGERS AND ACQUISITIONS

                2001 Acquisitions — On April 24, 2001, the Company acquired all of the outstanding common stock of Deschutes Corporation (“Deschutes”), a manufacturer of focused charged particle beam systems, in a transaction accounted for under the purchase method.  Deschutes’ results of operations are included in the consolidated financial statements for the period subsequent to April 24, 2001.  The original purchase price of $3,012 included $650 of cash, 50,628 shares of FEI common stock valued at $1,279 and $1,083 of liabilities assumed.  In April 2002, an additional $200 was paid (consisting of 3,957 shares of the Company’s common stock, valued at $100, and $100 of cash) upon the meeting of milestones.  The purchase price may be increased by an additional amount of up to $400 (consisting of 7,915 shares of the Company’s common stock, valued at $200, and $200 of cash) if certain milestones are met.

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

2002 Acquisitions — On June 10, 2002, the Company purchased all of the assets and assumed certain liabilities of Atomika, Inc., a supplier of secondary ion mass spectrometry equipment, in a transaction accounted for under the purchase method.  Atomika, Inc. was under bankruptcy protection at the time of the transaction.  Activity of this business is included in the consolidated financial statements for the period subsequent to June 10, 2002.  The purchase price of $2,458 included $974 cash, and the assumption of $1,484 of liabilities.  The total purchase price of these assets was allocated $2,406 to current assets and $52 to equipment.  There were no intangible assets identified in the purchase price allocation for this asset purchase.

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

8.             RELATED-PARTY ACTIVITY

Relationship with Philips — Philips maintained majority control of FEI from February 21, 1997 until May 22, 2001, when its ownership was reduced through a secondary public stock offering (see Note 7).

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

Accurel — The Company’s President and Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets. In the thirteen weeks ended March 31, 2002, the Company sold two systems to Accurel for an aggregate of $2,191.  Accurel was extended payment terms of 5 years with 7% interest for one system and 3 years with 6.5% interest for the other.  These transactions were reviewed and approved by the Company’s board of directors.  There were no system sales to Accurel in the thirteen weeks ended June 30, 2002.  The Company also provides service to Accurel on several of the Company’s products used by Accurel.    The Company has also guaranteed certain third party leases of Accurel, up to a maximum of $500 as of June 30, 2002.

Sales to Related Parties — Both Accurel and certain Philips business units purchased the Company’s products and services for their own use.  Sales to Philips and Accurel were:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	June 30,	July 1,	June 30,
	2001	2002	2001	2002

Product sales-Accurel	$	$	$	$2,191
Product sales-Philips	—	1,560	408	1,560
Total product sales	—	1,560	408	3,751

Customer service sales-Accurel	75	102	186	186
Customer service sales-Philips	245	9	478	13
Total customer service sales	320	111	664	199

Total sales to related parties	$320	$1,671	$1,072	$3,950

Consulting Agreement — During the twenty-six weeks ended June 30, 2002 the Company paid $44 to Shaunt Sarkissian, the son of FEI’s President and Chief Executive Officer, under a consulting agreement entered into in January 2002.

Stock Purchase Loan — On June 25, 1998, the Company loaned Vahe Sarkissian, FEI’s President and Chief Executive Officer, $1,116 for the purchase of restricted stock.  The loan was originally due June 25, 2002 and bore interest at a rate of 5.58%. Effective June 25, 2002, the Company’s board of directors approved an amendment to the loan to extend the due date of the loan to June 25, 2005 and to increase the interest rate to 5.75%.

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

On July 30, 2002 the Company purchased a 27-acre site and 180,000 square feet of office and manufacturing space in Hillsboro, Oregon.  Including improvements, the total investment in the new location is expected to be approximately $23,000.

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
	(in thousands)
Net Sales by Segment:
Microelectronics	$44,795	$32,379	$92,820	$68,850
Electron Optics	31,743	36,492	58,725	66,682
Components	4,435	2,566	9,317	5,703
Customer Service	13,069	16,444	26,695	31,144

	$94,042	$87,881	$187,557	$172,379

Microelectronics segment sales decreased $12.4 million (28%) in the second quarter of 2002 compared to the second quarter of 2001 and decreased $24.0 million (26%) for the twenty-six weeks ended June 30, 2002 compared to the same period in 2001 as a result of lower sales volume and changes in product mix.  Unit sales volume decreased 34% in the second quarter and 30% year-to-date in 2002 versus the comparable periods in 2001.  The decrease was due primarily to the worldwide downturn and weak market conditions in the semiconductor and data storage industries, partially off-set by increased sales of our lower-priced products from this segment into the industry and institute markets.

Electron optics segment sales increased $4.7 million (15%) in the second quarter and $8.0 million (14%) in the first half of 2002 compared to the same periods in 2001 primarily as a result of changes in product mix.  Unit sales volume increased 9% in the second quarter and 1% year-to-date in 2002 versus the comparable periods in 2001.  Sales in this segment from our SEM products increased significantly due to strong demand for our new Quanta and Sirion SEM products, primarily in the industry and institute markets. The acquisition of the SIMS product line in June from Atomika also provided $0.9 million of the increase in second quarter electron optic sales.

                Components segment sales decreased $1.9 million (42%) in the second quarter of 2002 and $3.6 million (39%) in the first half of 2002 compared to the same periods in 2001 as a result of lower sales volume.  Our component segment sales were adversely affected by the worldwide semiconductor equipment downturn.

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
	(in thousands)
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

                The gross profit for the six months ended June 30, 2002 was positively effected by the sale of two old systems, which had previously been written down to estimated net realizable value.  These systems were sold at a price greater than originally estimated, resulting in a $0.5 million benefit to gross profit.

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

                Purchased In-Process Research and Development

                In 2001, purchase accounting for acquisitions resulted in the recognition of intangible assets in the amount of $3.4 million representing the estimated fair value of in-process research and development.  In accordance with our policy to expense research and development costs as they are incurred, these intangible assets were written off with a charge to earnings immediately after the closing of these acquisitions.  In connection with the purchase accounting for these acquisitions, we identified two significant projects under development at the date of acquisition.  The first project concerned image engine technology that could be applied to certain of our existing FIB products, and if successful, would reduce the manufactured cost of these products by a small amount. This development project was approximately 56% complete and was assigned an estimated fair value of $0.4 million at the date of acquisition. This project was expected to cost approximately $0.1 million to complete and was expected to be completed in 2002.  The second project concerned the development of a new metrology tool with wafer handling capability.  This project was approximately 21% complete and was assigned an estimated fair value of $3.0 million at the date of acquisition.  This project was expected to cost approximately $0.6 million to complete and was expected to be completed in 2002.  Neither of these projects had been proven technologically feasible or had generated revenue or cost savings as of the date of the acquisition, but both were expected to begin to generate revenue or cost savings in 2002.  Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the cost of development of these projects, or that market conditions may change the utility of the technology.  As of June 30, 2002, the image engine project was approximately 75% complete with completion expected in late 2002.  The image engine project is now expected to cost a total of $0.5 million to complete, due to expanded scope and enhanced specifications for the project.  The image engine project technology is now targeted for use in products to be shipped beginning in 2003.  As of June 30, 2002, the metrology tool project was approximately 40% complete, with expected completion and first product shipments in 2003. The metrology tool project is now expected to cost a total of $1.5 million due to further design modifications and enhanced product specifications.

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

RELATED-PARTY ACTIVITY

Philips — Philips maintained majority control of FEI from February 21, 1997 until May 22, 2001, when its ownership was reduced through a secondary public stock offering.

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

Accurel — Vahe Sarkissian, FEI’s President and Chief Executive Officer, owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets. In the thirteen weeks ended March 31, 2002, the Company sold two systems to Accurel for an aggregate purchase price of $2.2 million.  Accurel was extended payment terms of 5 years with 7% interest for one system and 3 years with 6.5% interest for the other.  These transactions were reviewed and approved by the Company’s board of directors.  There were no system sales to Accurel in the thirteen weeks ended June 30, 2002. The Company also provides service to Accurel on several of the Company’s products used by Accurel.  Service revenue from Accurel was $0.1 million and $0.2 million in the thirteen and twenty-six weeks ended July 1, 2001 and $0.1 million and $0.2 million in the thirteen and twenty-six weeks ended June 30, 2002.  The Company has also guaranteed certain third party leases of Accurel, up to a maximum of $0.5 million as of June 30, 2002.

Stock Purchase Loan — On June 25, 1998, we loaned $1.1 million to Vahe Sarkissian, our President and Chief Executive Officer, for the purchase of restricted FEI stock.  The loan was originally due June 25, 2002 and bore interest at a rate of 5.58%. Effective as of June 25, 2002, our board of directors approved an amendment to the loan to extend the due date of the loan to June 25, 2005 and to increase the interest rate to 5.75%.

AGREEMENT AND PLAN OF MERGER WITH VEECO INSTRUMENTS INC.

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

Part II — Other Information

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