Form 10-K
period 2002-12-31
FEI CO
filed 2003-03-28
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2002

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission file number 000-22780

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

On June 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $584,481,588.

As of March 1, 2003, there were 32,709,977 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Document	Part of Form 10-K into which incorporated
Definitive Proxy Statement for 2003 Annual Meeting of Shareholders to be held on May 15, 2003	Part III

i

PART I

ITEM 1.                                  BUSINESS

Overview

We are a leading supplier of products that enable research, development and/or manufacture of nanoscale features by helping our customers understand their three-dimensional structures.  We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services.  Our solutions are based on a combination of patented and proprietary technologies which excel in providing capabilities to view, measure, analyze, and modify physical structures at resolutions down to the atomic, or nanometer, scale.  Our products support a new era of innovation known as nanotechnology, and help our customers to develop products faster, control manufacturing processes better, and understand the structure of a variety of complex substances.

We refer to our comprehensive suite of products for three dimensional structural process measurement and analysis as Structural Process Management solutions.  These solutions include focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS systems, and stylus nano-profilometry imaging systems or SNP systems.  The development of these solutions has been driven by our strong technology base that includes approximately 238 patents and the technical expertise and knowledge base of approximately 320 research and development personnel worldwide. We sell our products to a geographically diverse base of customers in the semiconductor, data storage and industry and institute markets.  To date, we have a total worldwide installed base of approximately 6,100 systems, which we believe provides a strong foundation for future business.

Core technologies

We use six core technologies to deliver a range of value-added customer solutions.  Our core technologies include:

•                  focused ion beams, which allow modification of structures in sub-micron geometries;

•                  focused electron beams, which allow imaging, analysis and measurement of structures at sub-micron and even atomic levels;

•                  beam gas chemistry, which increases the effectiveness of ion and electron beams and allows deposition of materials on structures at sub-micron levels;

•                  system automation, which provides faster access to data and improves ease of use for operators of our systems;

•                  stylus nanoprofilometry, which allows 3D-characterization of mask defects; and

•                  secondary ion mass spectrometry, which provides materials analysis with excellent depth resolution.

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

System automation.  Drawing on our knowledge of industry needs and using robotics and image recognition software, we have developed automation capabilities that allow us to increase system performance, speed and precision.  These capabilities have been especially important to our development efforts for in-line products and applications in the data storage and semiconductor markets.  Two important areas where we have developed significant automation technologies are TEM sample preparation and three-dimensional process control.  TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic-level, structures.  TEM sample preparation has traditionally been a slow and difficult manual process.  We have automated this process, significantly improving the sample consistency and overall throughput.  Similarly, by automating three-dimensional process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management.  As a result of our automation capabilities, our solutions are now moving from “lab to fab.”

Stylus nanoprofilometry.  This technology utilizes a finely pointed tip or stylus that determines the three-dimensional contour of a surface under evaluation.  The tip is scanned over the sample surface in a precisely controlled manner, moving up and down with surface features.  These movements are translated into height information and, when coupled with scan positional information, a surface profile is generated.  Our stylus nanoprofilometry technology is used primarily to develop a three-dimensional profile of defects present on a photomask.  When used in conjunction with our FIB products for mask repair, this profile information characterizes the defect and can improve the yield of repaired masks.

Secondary ion mass spectrometry.  Our SIMS technology makes use of ions ejected from a surface when it is bombarded by another beam of ions.  These so-called secondary ions are analyzed according to their mass which allows us to determine the elemental or chemical nature of the surface under study.  When combined with the fine and precise removal of surface layers by the primary ion beam, each removed layer may be analyzed.  Upon successive removal and analysis of multiple layers, this technology provides the ability to generate depth profiles of various elements or chemicals.  This capability allows our customers to understand, for example, the depth of implanted elements used to generate transistors in semiconductor devices, or to measure thickness of ultra-thin layers in composite materials.

Products

We employ our core technologies in a wide array of products, including TEMs, SEMs and SIMS systems that collectively comprise our electron optics products.  FIBs, SNP products and DualBeam products, which incorporate a SEM and FIB into a single system, collectively comprise our microelectronics products.

When configured with our core automation and beam gas chemistry technologies, our baseline products perform a wide range of Structural Process Management functions:

•                  Our DualBeam systems deliver Structural Process Management applications for the semiconductor and data storage and nanotechnology markets to measure, analyze, diagnose and modify sub-micron structures.

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

•                  SNP products have application in characterizing mask defects and determining surface topography at very high spatial resolution in the semiconductor market.

•                  SIMS systems are used to determine elemental composition and are sold to the semiconductor and industry and institute markets.

Our business is divided into four segments: Microelectronics, Electron Optics, Components and Service. For additional information on financial data on our segments, you can also read Note 19 to the consolidated financial statements contained in this report.

Microelectronics products

Our microelectronics products include FIBs, SNP systems and DualBeam systems.  These products and applications serve customers in all of our markets.  Microelectronics products are used in the semiconductor industry for defect review and process monitoring, as well as yield improvement and process development tasks for semiconductor fabrication lines and supporting failure analysis laboratories.  Applications include inspecting and evaluating lithography and etch, monitoring metal step coverage, reviewing defects located by a variety of inspection tools, measuring overlay in cross section and preparation of TEM samples for high resolution analysis.  Microelectronics products are also used to modify and repair photolithography masks used in the manufacture of semiconductors.  Included in our microelectronics product offerings are systems that enable users to image, mill, cut, modify and analyze the features of samples within sub-micron tolerances.

By precisely focusing a high current-density ion beam, FIBs enable users to remove material and expose defects, deposit new conducting paths or insulating layers, analyze the chemical composition of a sample and view the area being modified, all to sub-micron tolerances.  Other important applications include bit fail map navigation to memory cell arrays and on-wafer TEM sample preparation.  We believe our microelectronics products significantly increase the speed and improve the functions of design edit, photolithography mask modification and repair, failure analysis and process monitoring performed by integrated circuit manufacturers, thereby shortening time to market for new generations of integrated circuits and increasing the yield of fabrication lines.

Our microelectronics products can be used in other sub-micron, micromachining applications, including the manufacture of thin-film heads for the data storage industry. Our microelectronics products are also used by thin film head manufacturers for three-dimensional metrology to better control the manufacturing process and increase yields. Applications include measurement of write pole critical dimensions to control etch and deposition processes, and measurement of read element features both at the wafer and rowbar ends.  Our FIB products are also used to trim the write pole of thin-film heads, extending the capabilities of the current broad beam etch and other manufacturing equipment.

Our microelectronics products are described below.

Solution	Products	Application
Structural Diagnostics	Strata FIB 200xP	General FIB, sample prep, failure analysis, defect characterization
	Strata FIB 200 TEM	FIB TEM sample prep
	Strata DB 235	DualBeam defect characterization and failure analysis for non-wafer samples
	Strata DB 235M	DualBeam defect characterization and failure analysis for small sample industry and institute applications
	Altura Series	DualBeam defect characterization and failure analysis for 8”/200 mm wafers
	Expida 1265, 300DA	Automated DualBeam defect characterization and failure analysis for 12”/300 mm wafers
Structural Process Control	IC3D 875, IC3D 1275 IC3D Software	Automated DualBeam 3D metrology and software for 200 mm and 300 mm wafers
Structural Modification	Vectra Series Accura 850 Series	FIB systems for circuit edit FIB systems for mask repair
	SNP 9000	SNP system for characterizing mask defects
Structural Nano-Fabrication	AutoTrim Series	Trimming for thin-film head manufacturing

Sales of microelectronics products accounted for approximately 38% of our net sales in 2002.

Electron optics products

Our SEMs, TEMs and SIMS systems, which comprise our electron optics products, provide a range of solutions for industrial and research purposes, including structural research, structural biology, structural diagnostics and structural process control.  Customers include industry and institute clients, consisting of research institutions, universities and materials manufacturers, as well as semiconductor and data storage manufacturers.  Specific applications include analysis of advanced materials, such as ceramics, metals and composites, determination of viral, cellular and protein structures, and failure analysis, defect analysis, metrology, and determination of implant depth for the semiconductor and data storage industries.  Our electron optics products are adaptable and user-friendly because our current products run on Windows NT® operating systems.  In addition, modular hardware and software packages permit a basic instrument to be configured to specific requirements and easily reconfigured if requirements change.

By precisely focusing a high current-density electron beam, our SEMs allow for effective and nondestructive large specimen review, and our current models incorporate advanced electron columns that provide very high image resolution at low voltages.  Recent innovations in our environmental SEMs, or ESEMs, permit superior resolution at low vacuum pressure reduced sample charging and use of water vapor to hydrate samples in the vacuum chamber, making these ESEM products particularly well suited for life science and materials research.  Our TEMs utilize a highly focused beam of electrons which pass directly through the sample of interest, avoiding interactions with bulk specimens which degrade image quality.  Our TEMs therefore allow image resolution down to the atomic-level, and may include capabilities for electron diffraction, high resolution electron energy loss analysis and electron beam tomography for three-dimensional determination of complex structures.  Moreover, our 200kV and 300kV TEMs provide atomic resolution imaging for materials science applications, and our 100kV TEMs provide integrated atomic element mapping for life sciences applications.

Utilizing an ultra-sensitive mass analyzer, our SIMS products determine the composition of a surface by gently removing atomic layers in a precisely controlled and user-friendly tool.  Our SIMS products are utilized primarily to determine the thickness of ultra-thin films and heterojunction layers in electronic materials research, and to measure implant depth for the latest generation of semiconductor devices.

Our electron optics products are described below.

Solution	Products	Application
Structural Diagnostics	Quanta series	General purpose, low cost SEM products for high resolution imaging and analysis of a variety of samples types
	Quanta FEG series	High performance, field-emission based SEM products incorporating our ESEM technology for analysis of composite materials and charging substrates
	Sirion series	Our highest performance SEM products incorporating ultra-high resolution electron column optics for viewing and analyzing semiconductor and other advanced devices
	4500 series	SIMS products with excellent depth resolution for mapping of shallow-implants in the semiconductor industry, and analysis of ultra-thin films in the data storage industry
Structural Research	Tecnai T20 and G2 series	200 and 300kV TEM products with a variety of lens configurations for advanced materials research and analysis of semiconductor devices and thin-film head structures in the data storage industry
Structural Biology	Morgagni series	Our most cost-effective TEM product for analysis of a variety of biological specimens
	Tecnai Polara and Sphera	Our advanced TEMs featuring cryogenic sample handling capabilities for determination of cell, virus and protein structure

Sales of electron optics products accounted for approximately 39% of our net sales in 2002.

Component products

Our component products, which consist of electron and ion emitters and focusing columns, are manufactured with a variety of technical features to meet our needs and those of our customers.  We sell our electron emitters primarily to manufacturers of electron beam equipment and scientific research facilities.  Ion emitters are sold mainly to research and scientific facilities.  We sell electron beam columns primarily to SEM manufacturers, and we sell ion beam columns primarily to manufacturers of surface analysis systems and other ion beam systems, as well as to research and scientific facilities.  We also manufacture single crystal electron source rods and wire, which we sell to researchers and emitter manufacturers for use in electron emitter fabrication, SEM and TEM products and other research applications.

Sales of component products to third party customers accounted for approximately 3% of our net sales in 2002.

Service business

Our systems are sold with installation and scheduled warranty included.  Standard warranty on products is 12 months.  Occasionally, an extended warranty period is provided.  Once the warranty period expires, we offer our customers the opportunity to purchase a service contract to cover planned maintenance and repair of the system while in their facilities.  Historically, approximately 85% of our customers purchase a service contract after the warranty period expires.  These service contracts are most often for a one-year period, but multiple year service contracts are also occasionally sold.  We also provide service on our systems under time and materials billing arrangements.  We provide this field service capability through our branches, subsidiaries and representatives located in 29 countries around the world.

Service revenues accounted for approximately 20% of our net sales in 2002.

Research and development

Our research and development staff at December 31, 2002 consisted of 320 employees, including scientists, engineers, designer draftsmen, technicians and software developers.  We also contract with Philips Research Laboratories for basic research applicable to our core focused ion beam and electron beam technologies.  In 2002, we paid Philips Research Laboratories approximately $2.5 million under these research contracts.  For more information on Philips research arrangements, you should read the section of our Proxy Statement for the 2003 Annual Meeting of Shareholders titled “Certain Relationships and Related Transactions—Transactions and Relationships between FEI and Philips” and “Related Party Activity—Philips” below in this report.  For more information you can also read Note 16 to the consolidated financial statements contained in this report.

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

•                  secondary ion mass spectrometry systems, or SIMS systems for visual display of chemical and elemental analysis of materials;

•                  a rigid stacked disk focusing column for greater beam control;

•                  an improved high resolution SEM column;

•                  process for deposition of insulating layers in integrated circuit modification;

•                  enhanced processes for wafer mapping and coordination between FIB tools and computer assisted design, or CAD, navigational software;

•                  improved TEM sample preparation for materials science applications as seen in our Strata DB235 tool, and biotechnology applications such as our Vitrobot cryogenic sample management accessory; and

•                  automatic tomography (3D-image acquisition) for TEM.

From time to time, we engage in joint research and development projects with some of our customers and other parties.  Electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs.  We periodically have received public funds under Dutch government and European Union-funded research and development programs, the most significant of which is the Micro-Electronics Development for European Applications, or MEDEA, program, which was established in 1997.  We also maintain other informal collaborative relationships with universities and other research institutions and we work with several of our customers to evaluate new products.  We engage in research and development programs with various U.S. governmental agencies.  Under these contracts, we must undertake mandated hiring practices and other obligations required of entities contracting with the U.S. government.  Failure to satisfy these obligations could result in the loss of these contracts.

The semiconductor and data storage manufacturing markets, as well as the industry and institute markets into which we sell our principal products, are subject to rapid technological development, product innovation and competitive pressures.  Consequently, we have expended substantial amounts of money on research and development.  We generally intend to continue at or above our present level of research and development expenditures and believe that continued investment will be important to our continued ability to address the needs of our customers.  Research and development efforts continue to be directed toward beam gas chemistry; specifically, gas-selective etching and further refining gas chemistry processes to enhance the elimination and deposition of insulating and conducting materials.  We also are expending efforts on gas chemistry compatible with copper-etching.  In addition to beam chemistry, we have undertaken a significant effort to develop an automated platform for handling 300 mm integrated circuit wafers in a DualBeam configuration.  Also, we developed important system automation for a new TEM platform that was recently introduced into the market.  We believe these areas hold promise of yielding significant product enhancements.  Research and development efforts are subject to change due to product evolution and changing market needs.  Often, these changes cannot be predicted.

Manufacturing

We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, the Netherlands; Peabody, Massachusetts; Brno, Czech Republic and Munich, Germany.  Our microelectronics product manufacturing operations consist of fabricating components, testing components and subassemblies, and final assembly and test of finished products.  Our electron optics products manufacturing operations consist primarily of the assembly of electronic and mechanical modules and final assembly and testing of systems to meet customer specifications.  We execute orders using an integrated logistics automation system that controls the flow of goods.  We also fabricate electron and ion source materials and manufacture component products at our facilities in Oregon.

Our production schedule generally is based on a combination of sales forecasts and the receipt of specific customer orders.  We inspect all components, subassemblies and finished products for compliance with FEI and customer specifications.  Following assembly, we ship all products in custom protective packaging to prevent damage during shipment.

Although many of the components and subassemblies included in our system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Enabling Technologies Group, B.V., or ETG.  In addition to ETG, we obtain a significant portion of our component parts from a limited number of suppliers.  Nu-Way Electronics, Inc. is a sole source for electronic subassemblies that were, until recently, manufactured at our facilities in Eindhoven.  We believe some of the components supplied to us are available to the suppliers only from single sources.  We monitor those parts subject to single or a limited source supply to ensure that adequate sources are available to maintain manufacturing schedules.  Although we believe we would be able to develop alternate sources for any of the components used in our products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on us.  In the ordinary course, we continually evaluate our existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

Sales, marketing and service

Our sales and marketing staff at December 31, 2002 consisted of approximately 230 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers.  Applications specialists identify and develop new applications for our products, which we expect to further expand our microelectronics products and electron optics products markets.  Our sales force and marketing efforts are not segmented by product market, but are organized through three geographic sales and services divisions for North America, Europe and the Asia-Pacific region.

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

In a typical sale, a potential customer is provided with information about our products, including specifications and performance data, by one of our salespersons.  We then normally make a presentation at our facilities.  The customer participates in a product demonstration by the applications team, using samples provided by the customer.  The sales cycle for our systems typically ranges from three to twelve months and can be longer when our customers are evaluating new applications of our technology.

Our microelectronics products, electron optics products and component products are sold generally with a twelve-month warranty, and warranty periods have typically been shorter for used systems.  Customers may purchase service contracts for our microelectronics products and electron optics products of one year or more in duration after expiration of any warranty.  We employ service engineers in each of the three regions in which we have sales and service divisions.  We also contract with independent service representatives for microelectronics products service in Israel and South Korea.  As of the beginning of 2002, we began providing our Taiwan and Singapore service customers with our own service engineers rather than independent service representatives, and we expect to add service engineers in other locations as needed.  Due to a shift in sales toward the semiconductor manufacturing market, which generally has higher demands for responsiveness and 24-hour support, we anticipate further increasing our investment in service and support activities for electron optics products and microelectronics products sold into this market.

Competition

The markets for sales of microelectronics products, electron optics products and component products are highly competitive.  A number of our competitors and potential competitors have greater financial, marketing and production resources than we do.  Additionally, markets for our products are subject to constant change, in part due to evolving customer needs.  As we respond to this change, the elements of competition as well as specific competitors may change.  Moreover, one or more of our competitors might achieve a technological advance that would put us at a competitive disadvantage.

Our principal competitors for the sale of microelectronics products include Applied Materials Inc., Seiko Instruments Inc., Schlumberger Technologies (ATE Division), JEOL Ltd., Hitachi, Ltd., KLA-Tencor Corporation, LEO Electron Microscopy Group, Tescan s.r.o, and Orsay Physics S.A.  We believe the key competitive factors in the microelectronics products market are performance, range of features, reliability and price.  We believe that we are competitive with respect to each of these factors.  We have experienced price competition in the sale of our microelectronics products and believe price may continue to be an important factor in the sale of most models.  Intense price competition in the sale of microelectronics products to strategic customers in the past has adversely affected our profit margins.

Our competitors for the sale of electron optics products include JEOL USA, Inc., Hitachi, Ltd., and LEO Electron Microscopy, Inc.  The principal elements of competition in the electron optics products market are the performance characteristics of the system and the cost of ownership of the system, based on purchase price and maintenance costs.  We believe we are competitive with respect to each of these factors.  Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

Competitors for our component products include DENKA Denki Kagaku Kogyo Kabushiki Kaisha, Orsay Physics S.A., Eiko Corporation, Topcon Corporation, VG Scientific/NG Microtech, Ionoptika Ltd. and Elionix Inc.  Our existing competitors for electron optics products and microelectronics products that manufacture components for their own use also are potential competitors for our component products.  We believe our component products have features that allow us to compete favorably with others in this segment of our business.

Our service business faces little significant third-party competition.  Because of the highly specialized nature of our products and technology, and because of the critical mass necessary to support a worldwide field service capability, few competitors have emerged to provide service to our installed base of systems.  Some of our older, less sophisticated equipment, particularly in the industry and institute market, is serviced by independent field service engineers who compete directly with us.  We believe we will continue to provide the majority of field service for our products.

Patents and intellectual property

We rely on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect our proprietary rights.  We cannot assure you, however, that any of these intellectual property rights have commercial value or are sufficiently broad to protect the aspect of our technology to which they relate or that competitors will not design around the patents.  We own, solely or jointly, approximately 100 U.S. patents, including patents we acquired from Koninklijke Philips Electronics N.V., or Philips, pursuant to the Combination Agreement of November 15, 1996 between a Philips affiliate and FEI and an agreement with Philips effective December 31, 2000.  For more information about transactions resulting from the December 31, 2000 Philips agreement, see Note 16 to the consolidated financial statements included elsewhere in this report, and you should also read the section of our proxy statement for the 2003 Annual Meeting of Shareholders entitled “Certain Relationships and Related Transactions—Transactions and Relationships between FEI and Philips” and “Related Party Activity—Philips” elsewhere in this report.  We also own foreign patents corresponding to many of these U.S. patents.  Further, we have licenses for additional patents.  Our patents expire over a period of time through the year 2020.

Several of our competitors hold patents covering a variety of focused ion beam products and applications and methods of use of focused ion and electron beam products.  Some of our customers may use our microelectronics products for applications that are similar to those covered by these patents.  From time to time we and our customers have received correspondence from competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents.  None of these allegations has resulted in litigation.  We cannot assure you that competitors or others will not assert infringement claims against us or our customers in the future with respect to current or future products or uses or that any such assertion may not result in costly litigation or require us to obtain a license to intellectual property rights of others.  We cannot assure you that licenses will be available on satisfactory terms or at all.  If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.  As the number and sophistication of focused ion and electron beam products in the industry increase through the continued introduction of new products by us and others, and the functionality of these products further overlaps, manufacturers and users of ion and electron beam products may become increasingly subject to infringement claims.

We claim trademarks on a number of our products and have registered some of these marks. Use of the registered and unregistered marks, however, may be subject to challenge with the potential consequence that we would have to cease using marks or pay fees for their use.

Our automation software incorporates software from third-party suppliers, which is licensed to end users along with our proprietary software.  We depend on these outside software suppliers to continue to develop automation capacities. The failure of these suppliers to continue to offer and develop software consistent with our automation efforts could undermine our ability to deliver present or anticipated product applications.

Policing unauthorized use of our technology and other intellectual property is difficult and we cannot assure you that the measures we take to protect our intellectual property will be successful.  Although our competitive position may be affected by our ability to protect our proprietary information, we believe that other factors, such as our experience in the development of charged particle emission technology, our technical expertise, our name recognition and our continuing product support and enhancement, also are significant in maintaining our competitive position in our principal markets.

Employees

At December 31, 2002, we had approximately 1,531 full-time, permanent employees and 75 temporary employees worldwide.  The employees and temporary employees included approximately 399 in manufacturing, approximately 320 in research and development and approximately 462 in customer service, and 350 in sales and general administration.  Some of our approximately 901 employees employed outside the United States are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation.  None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations.  We believe we maintain good employee relations.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.  The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website (http:///www.sec.gov) that contains reports, proxy and information statements and other information regarding FEI and other companies that file materials with the SEC electronically.  You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.feicompany.com.

Cautionary factors that may affect future results

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements, include any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including the execution of restructuring plans; any statements concerning proposed new products, services, developments, anticipated performance of products or services; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC.  You also should read the section titled “Use of Estimates in Financial Reporting” included in Note 1 to the consolidated financial statements included elsewhere in this report.  Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses.  These items are factors that we believe could cause our actual results to differ materially from expected and historical results.  Other factors also could adversely affect us.

We cannot be certain that we will be able to compete successfully in our highly competitive industries.The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do. A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor’s capital equipment, we believe that the manufacturer generally relies upon that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor’s capital equipment, we expect to experience difficulty selling to that customer for a significant period of time. Our ability to compete successfully depends on a number of factors both within and outside our control, including:

•                  Price;

•                  Product quality;

•                  Breadth of product line;

•                  System performance;

•                  Cost of ownership;

•                  Global technical service and support; and

•                  Success in developing or otherwise introducing new products.

We cannot be certain that we will be able to compete successfully in the future.

The loss of one or more of our key customers would result in the loss of net revenues. A relatively small number of customers account for a large percentage of our net revenues. Our business will be seriously harmed if we do not generate as much revenue as we expect from these customers, if we experience a loss of any of our significant customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue generating revenues from our key customers will depend on our ability to introduce new products acceptable to these customers.

Because we do not have long-term contracts with our customers, our customers may stop purchasing our products at any time, which would adversely affect our results of operations. We do not have long-term contracts with our customers. Accordingly:

•                  Customers can stop purchasing our products at any time without penalty;

•                  Customers are free to purchase products from our competitors;

•                  We are exposed to competitive price pressure on each order; and

•                  Customers are not required to make minimum purchases.

If we do not succeed in obtaining new sales orders from new or existing customers, it will have a negative impact on our results of operations.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to perform in a timely or quality manner could negatively impact revenues. Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may be obtained only from a single supplier or a limited group of suppliers. In particular, we rely on Philips ETG for our supply of mechanical parts and subassemblies and Nu-Way Electronics, Inc. as a sole source for some of our electronic subassemblies. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to supply our requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.

We rely on a limited number of equipment manufacturers to develop and supply the equipment we use to manufacture our products. The failure of these manufacturers to develop or deliver equipment on a timely basis could have a material adverse effect on our business and results of operations. In addition, as a result of the small number of equipment suppliers, we may be more exposed to future cost increases for this equipment.

The loss of key management or our inability to attract and retain sufficient numbers of managerial, engineering and other technical personnel could have a material adverse effect on our business. Our continued success will depend, in part, upon key managerial, engineering and technical personnel as well as our ability to continue to attract and retain additional personnel. In particular, we depend on our Chairman, President and Chief Executive Officer, Vahé A. Sarkissian. The loss of key personnel could have a material adverse effect on our business, prospects, financial condition or operating results. We may not be able to retain our key managerial, engineering and technical employees. Our growth will be dependent on our ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult, and we cannot assure you that our recruiting efforts to attract and retain these personnel will be successful. In particular, our product generation efforts depend on hiring and retaining qualified engineers. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand and competition for their talents is intense.

Philips Business Electronics International B.V. will have significant influence on all company shareholder votes and may have different interests than other shareholder . Philips Business Electronics International B.V., or PBE, owns approximately 25% of our outstanding our common stock. As a result, PBE has significant influence on matters submitted to our shareholder, including proposals regarding:

•                  Any merger, consolidation or sale of all or substantially all of our assets;

•                  The election of members of our board of directors; and

•                  A change of control.

In addition to its significant influence, PBE’s interests may be significantly different from the interests of other owners of our common stock, holders of our options to purchase common stock and holders of our debt securities.

Our business and financial results for a particular period could be materially and adversely affected if orders are canceled or rescheduled or if an anticipated order for even one system is not received in time to permit shipping during the period. Customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the stage of the build cycle we have completed. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any succeeding period. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. We did not have significant order cancellations for the year ended December 31, 2002.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could negatively impact our stock price. Historically, we have experienced long and unpredictable sales cycles. Variations in the length of our sales cycles could cause our net sales, and therefore our business, financial condition, operating results and cash flows, to fluctuate widely from period to period. These variations will be based upon factors partially or completely outside of our control. The factors that could affect the length of time it takes us to complete a sale depend upon many elements, including:

•                  The efforts of our sales force and our independent sales representatives;

•                  The history of previous sales to a customer;

•                  The complexity of the customer’s manufacturing processes;

•                  The economic environment;

•                  The internal technical capabilities and sophistication of the customer; and

•                  The capital expenditure budget cycle of the customer.

As a result of these and a number of other factors that could influence sales cycles with particular customers, the period between initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, may vary widely. Our sales cycle could typically take up to twelve months. Sometimes our sales cycle is much longer. For instance, during an economic downturn or when a sale involves developing new applications for a system or technology, the sales cycle could be significantly extended. To complete sales during an economic downturn or sales involving new applications or technologies, for example, we could commit substantial resources to our sales efforts before receiving any revenue and may never receive any revenue from a customer despite these sales efforts which could have a negative impact on our revenues.

In addition to lengthy and sometimes unpredictable sales cycles, the build cycle, or the time it  takes us to build a product to customer specifications  typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the stage of the build cycle reached.

For many of our products, after a customer has purchased one of our systems, we provide an acceptance period during which the customer may evaluate the performance of the system and potentially reject the system. In addition, customers often evaluate the performance of our systems for a lengthy period before purchasing any additional systems. The number of additional products a customer may purchase, if any, often depends on many factors that are difficult to accurately predict, including a customer’s capacity requirements and changing market conditions for our products. As a result of these evaluation periods and other factors, the period between a customer’s initial purchase and subsequent purchases, if any, often will vary widely, and variations in length of this period could cause further fluctuations in our operating results.

We depend on the data storage, semiconductor and scientific research industries. Cyclicality in these markets may affect our business. Our business depends in large part upon the capital expenditures of data storage, semiconductor and scientific research customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Year ended December 31,
	2000	2001	2002

Data storage	11%	12%	5%
Semiconductor	51%	42%	44%
Scientific Research and Industrial	38%	46%	51%

The data storage, semiconductor and scientific research industries are cyclical. These industries have experienced significant economic downturns at various times in the last decade, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or more of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and operating results.

The current global downturn in general economic conditions and in the markets for our customers’ products is resulting in a reduction in demand for some of our products. We have experienced the effects of the global economic downturn in many areas of our business. During this downturn and any subsequent downturns we cannot assure you that our sales or margins will not decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development or capital equipment requirements. In addition, during an economic downturn, we may experience delays in collecting receivables, which may impose constraints on our working capital.

Our customers may be adversely affected by rapid technological change and we may be unable to introduce new products on a timely basis.The data storage, semiconductor and scientific research industries experience rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends in part upon our ability to develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by competitors could cause a decline in sales or loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition resulting in lower margins, which could materially and adversely affect our business, prospects, financial condition and operating results. Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including:

•                  Selection and development of product offerings;

•                  Timely and efficient completion of product design and development;

•                  Timely and efficient implementation of manufacturing processes;

•                  Effective sales, service and marketing; and

•                  Product performance in the field.

Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for products under development and the equipment required to produce such products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to anticipate customers’ changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. For example, we have invested significant resources in the development of 300 mm semiconductor wafer manufacturing technology. If 300 mm fabrication is not widely accepted or if we fail to develop 300 mm products that are accepted by the marketplace, our long-term growth could be diminished. Further, after a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this objective, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.

Because we have significant operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation of our products. Because significant portions of our operations occur outside the United States, our revenues are impacted by foreign economic and regulatory environments. For example, we have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands, and sales offices in several other countries. In addition, approximately 25% of our sales in 2001 and approximately 27% of our sales in 2002 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future, which could have a material adverse effect on our business, prospects, financial condition and operating results. Our exposure to the business risks presented by Asian economies and other foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•                  Longer sales cycles;

•                  Multiple, conflicting and changing governmental laws and regulations;

•                  Protectionist laws and business practices that favor local companies;

•                  Price and currency exchange controls;

•                  Difficulties in collecting accounts receivable; and

•                  Political and economic instability.

Our quarterly operating results may fluctuate because of many factors, which subsequently could cause our stock price to fluctuate. Our net revenues and operating results have fluctuated in the past and are likely to fluctuate significantly in the future on a quarterly and annual basis due to a number of factors, many of which are outside of our control. Investors should not rely on the results of any one quarter or series of quarters as an indication of our future performance.

It is likely that in some future quarter or quarters our operating results will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

Our revenues will suffer and selling, general and administrative expenses will increase if we cannot continue to license or enforce the intellectual property rights on which our business will depend or if third parties assert that we violate their intellectual property rights. Several of our competitors hold patents covering a variety of technologies that may be included in some of our products. In addition, some of our customers may use our products for applications that are similar to those covered by these patents. From time to time, we and our respective customers have received correspondence from their competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. As of the date of this report, none of these allegations has resulted in litigation. Competitors or others may, however, assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

We may also face greater exposure to claims of infringement in the future because PBE is no longer our majority owner. As a result of PBE’s reduction of ownership of our common stock in 2001, we will not benefit from most of the Philips patent cross-licenses from which we benefited before that reduction.

If we become subject to infringement claims, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, there could be a material adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risks that third parties may violate our proprietary rights and our intellectual property rights may not be well protected in foreign countries. Our success will depend on the protection of our proprietary rights. In our industry, intellectual property is an important asset that is always at risk of infringement. We will incur costs to obtain and maintain patents and defend our intellectual property. We will rely upon the laws of the United States and of other countries in which we develop, manufacture or sell products to protect our proprietary rights. However, these proprietary rights may not provide the competitive advantages that we expect, or other parties may challenge, invalidate or circumvent these rights.

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as in the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 57% of our sales from foreign countries in 2001, and approximately 59% of our sales from foreign countries in 2002. If we fail to adequately protect our intellectual property in these countries, it could be easier for our competitors to sell competing products.

Infringement of our proprietary rights by a third party could result in lost market and sales opportunities, as well as increased costs of litigation.

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures. We have significant indebtedness. At December 31, 2002 we had total consolidated long-term debt of approximately $175 million.

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•                  Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•                  The dilutive effects on our shareholders as a result of the ability of holders of our convertible notes to convert these notes into an aggregate of 3,534,000 shares of our common stock;

•                  A substantial portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

•                  Our substantial leverage may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

Our ability to pay interest and principal on our debt securities and to satisfy our other debt obligations and to make planned expenditures, will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, including factors beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. We believe that cash flow from operations will be sufficient to cover our debt service requirements and other requirements.If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, however, we may be required to seek to renegotiate the terms of the instruments relating to that indebtedness, seek to refinance all or a portion of that indebtedness or to obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

We could be subject to class action litigation due to stock price volatility, which would distract management, result in substantial costs and could result in significant judgments against us. In the past, securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, which could cause serious harm to our business, financial condition and results of operations.

We are exposed to foreign currency exchange rate and interest rate risks that could adversely affect our revenues and gross margins. We are exposed to foreign currency exchange rate risks that are inherent in our sales commitments, anticipated sales, and assets and liabilities that are denominated in currencies other than the United States dollar. We are also exposed to interest rate risks inherent in our debt and investment portfolios. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could adversely affect our revenues and gross margins.

We do not enter into derivative financial instruments for speculative or trading purposes. From time to time, we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions. As of December 31, 2002, the aggregate stated amount of these contracts was $51.6 million. We estimate that, based upon our December 31, 2002 balance sheet, a 10% change in foreign currency exchange rates would decrease the market value of our foreign currency contracts outstanding as of December 31, 2002 by approximately $1.9 million. We believe that this decrease in value would substantially be offset by the revaluation of the underlying hedged transactions.

We have been subject to increased operational costs and other risks because PBE no longer owns a majority of our common stock. Before our most recent public offering of common stock in May 2001, PBE’s ownership interest in us fluctuated within a few percentage points of 50% of our outstanding shares and PBE and its affiliates provided various services for, and engaged in a variety of transactions with us, some of which were upon terms more favorable to us than otherwise attainable in the general marketplace. On December 31, 2002, PBE beneficially owned approximately 25% of our common stock. Because PBE is no longer our majority shareholder, some of the tangible and intangible benefits and arrangements previously provided to us by Philips have terminated and some of these are in the process of being terminated. In 2002, we paid Philips and its affiliates approximately $1.2 million for certain administrative and other services.

Some of the specific types of increased costs we have incurred or may incur in the future because PBE is no longer majority owner include the following:

•                  Intellectual Property. We had access to some forms of technology through cross-licenses between Philips and several manufacturers in the electronics industry. Some of our patents also are subject to these cross-licenses. Some of Philips’ cross-licenses provided us with the right to use intellectual property that relates to our core technologies. In general, these cross-licenses were subject to majority ownership of us by PBE, and, because we are no longer majority-owned by PBE, we have not been entitled to the benefits of these cross-licenses since May 22, 2001. Loss of the benefits of these cross-licenses could result in the inability to use the previously licensed technology, the necessity of undertaking new licensing arrangements and paying royalties of an undetermined amount, or being subject to patent infringement actions. We cannot estimate either the amount by which our revenues might decrease as a result of patent infringement claims or the amount by which our operational costs may increase as a result of any potential required future royalty payments or possible litigation expenses.

•                  Labor Costs. Because PBE is no longer our majority shareholder, some of our non-U.S. employees were required to become part of new collective bargaining units, and our employee pension funds that were held within Philips’ pension funds were transferred to new pension funds. For the past several years, Philips’ pension fund has been in an overfunded position because the value of its pension assets exceeded the pension benefit obligations. During that time, Philips and its majority-owned subsidiaries, including us, benefited from reduced pension contribution obligations and reduced pension expense. After our employees were transferred out of Philips’ pension plan, effective September 1, 2001, our pension costs in the Netherlands increased by approximately $5.0  million on an annualized basis due to our loss of the benefit of the overfunding and the terms of the new collective bargaining arrangements. Our pension costs are expected to remain approximately the same in 2003 as in 2002.

•                  Payments by Philips. Under terms of the agreement with Philips, dated December 31, 2000, Philips agreed to pay us up to $6 million over a three-year period primarily to reduce the effect of increased pension costs. These payments have been recorded by us as a reduction in costs and operating expenses. We recognized $1.4 million of these payments as a reduction in expense in 2001, and $3.7 million of these payments as a reduction in expense in 2002. These payments terminate as of the earlier of the date of a change in control of us or December 31, 2003.

•                  Research and Development. When PBE had majority control of us, we entered into research and development contracts with Philips’ research laboratories to purchase research and development services. We expect to continue to contract for research and development services from Philips in areas related to our business, but, as a result of PBE’s ownership of our common stock falling below 45% on May 22, 2001, the rates that Philips charges us for research and development have increased. In 2002, we paid Philips $2.5 million for contract research and development services. Beginning January 1, 2002, the hourly rate for research and development services provided by Philips to us increased by approximately 40%. We  have offset most of this hourly rate increase in 2002, however, by purchasing a lower volume of these services from Philips.

•                  Purchases Under Philips Arrangements and Terms. From time to time, we purchased materials, supplies and services under collective purchase agreements and purchase conditions negotiated by Philips for the benefit of its group of companies. These arrangements generally began to terminate on May 22, 2001. The benefits to us of these arrangements cannot be quantified, but we believe that the costs of procuring these goods and services on a stand-alone basis are higher than the costs under the Philips arrangements.

•                  Insurance Costs. Our insurance costs, including director and officer liability insurance, have increased by approximately $1.2 million per year since we ceased to participate in Philips’ insurance programs in 2001. Some of this increase, however, is attributable to changes in policy terms and coverage and also to market conditions in the insurance industry.

•                  Facilities Leased from Philips. In 2002, we paid approximately $600,000 for sales, service and administrative facilities leased from Philips in countries other than the United States. We do not expect these costs to increase significantly as a result of PBE no longer owning more than 45% of our common stock.

•                  Other Costs. We also have a variety of other arrangements with Philips, such as use of the Philips intranet system for various functions and use of various administrative services. Most of these arrangements have changed because PBE no longer owns a majority of our common stock and some of these changes will result in additional increased costs to our business. We cannot estimate the amount by which our operational costs may increase as a result of any changes to these arrangements.

We may not be able to obtain sufficient affordable funds to fund our future needs for manufacturing capacity and research and development. We will continue to make significant capital expenditures to expand our operations and to enhance our manufacturing capability so that we keep pace with rapidly changing technologies. Also, the industries in which we operate are characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to existing and potential new customers. As a result of an emphasis on research and development and technological innovation, our operating costs may increase in the future. During the past few years, the markets for equity and debt securities have fluctuated significantly, especially with respect to technology-related companies, and during some periods offerings of those securities have been extremely difficult to complete. As a result, in the future we may not be able to obtain the additional funds required to fund our operations and invest sufficiently in research and development on reasonable terms, or at all. Such a lack of funds could have a material adverse effect on our business, prospects, financial condition and operating results.

The data storage industry is a relatively new and developing market for us and may not develop as much as we expect. For 2002, net sales of our products to the data storage industry accounted for approximately 3% of our net product sales (excluding associated service revenue), and we expect sales to this industry to be an important contributing factor to future growth in our total sales. The data storage industry is a newer market for our products than the other markets that we serve and, as a result, involves greater uncertainties. These uncertainties could harm our business, financial condition and results of operations. For example, although we view the data storage market as a growth market, the market may never fully develop as we expect, or alternative technologies or tools may be introduced. In addition, the data storage market recently has experienced a significant amount of consolidation. As a result, our customers in the data storage industry are becoming greater in size and fewer in number, so that the loss of any single customer would have a greater adverse impact upon our results of operations.

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition. Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, which could significantly impact our revenues, costs and expenses and financial condition. This impact could be disproportionally greater on us than on other companies as a result of our significant international presence.The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We will be largely uninsured for losses and interruptions caused by terrorist acts and acts of war.

Unforeseen environmental costs could impact our future net earnings. Some of our operations use substances regulated under various federal, state and international laws governing the environment. We could be subject to liability for remediation if we do not handle these substances in compliance with applicable laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when not subject to local government regulations. We will record a liability for environmental remediation and related costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

Unforseen delay or problems in plant consolidation and transfer of manufacturing to Brno may causes us to lose sales or fail to manufacture tools effectively.  We are planning to transfer and currently are transferring manufacturing from our Peabody, Massachusetts and Eindhoven, the Netherlands operations, to operations in Brno, Czech Republic and Hillsboro, Oregon. These transfers might be delyed or suffer other logistical and knowledge transfer problems. As a result, we may not be able to manufacture our tools as well or as quickly as in the past. This would disrupt our sales efforts and customer relationships.

ITEM 2.                                  PROPERTIES

Our corporate headquarters is located in Hillsboro, Oregon, where two other adjacent buildings also house manufacturing and research and development facilities.  We also lease space in one nearby building in Hillsboro that houses development personnel. We voluntarily relocated out of approximately 10,000 square feet of space in another building and are subleasing this space to a third party.  In July 2002, we purchased a facility in Hillsboro that includes two buildings, with the intention of consolidating our Hillsboro operations at that site during 2003.  This newly purchased facility totals approximately 180,000 square feet and will house all of our Hillsboro-based activities, including manufacturing, research and development, corporate finance and administration, and sales and marketing.  So far, we have relocated our finance, services and IT operations to this building and expect to move the remaining Hillsboro employees to the new site by the third quarter of 2003.  Until we complete the move, we will continue to lease space in Hillsboro at our current locations until the leases on those spaces expire.  As of March 1, 2003, the leased space that we occupied totaled approximately 118,619 square feet and the leases expire between May 2003 and February 2004.  Present lease payments for the four buildings that we occupy total approximately $110,386 per month.  See also the discussion under Restructuring and Reorganization Costs in this report below.

We also maintain an administrative, development and manufacturing facility in Eindhoven, the Netherlands, consisting of approximately 154,000 square feet of space.  We recently renewed the lease for most of this space through 2017.  Under the lease renewal, a portion of the facilities will be renovated and additional space for offices, customer demonstrations, new cleanroom space, and applications and development work will be added over the next two years.  This will increase the square footage in Eindhoven to a total of approximately 180,000 square feet.  Present lease payments are approximately $171,000 per month.  After the renovations and addition of new space, our lease payments will increase by approximately $11,500 per month.

We maintain a manufacturing and development facility in Brno, Czech Republic. In January 2003, we relocated our operations in Brno to a new facility that was just completed. The new facility, which consists of approximately 90,000 square feet of space, is leased for approximately $88,000 per month. The lease expires in 2012.

We lease and occupy approximately 70,000 square feet in Peabody, Massachusetts for administrative, development and manufacturing operations, at a cost of approximately $66,000 per month. We voluntarily relocated out of approximately 22,000 square feet of space in Peabody, Massachusetts and are subleasing that space to a third party. We lease approximately 16,000 square feet in Sunnyvale, California for development operations, at a cost of approximately $40,500 per month.  We lease and occupy approximately 15,000 square feet of space in Munich, Germany for manufacturing SIMS systems. Present lease payments are approximately $17,000 per month.

We operate sales and service offices in leased facilities in France, Germany, Italy, Japan, the Netherlands, the United Kingdom and the U.S., as well as other smaller offices in the other countries where we have direct sales and service operations.  In some of these locations, we lease space directly. In other locations, we obtain space through service agreements with affiliates of Philips.  We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products.  In addition, we believe that if product demand increases, we can use out-sourced manufacturing of spare parts as a means of adding capacity without increasing our direct investment in additional facilities.

ITEM 3.                                  LEGAL PROCEEDINGS

As of the date hereof, there is no material litigation pending against us. From time to time, we become party to litigation and subject to claims arising in the ordinary course of our business. To date, these actions have not had a material adverse effect on our financial position, results of operations or cash flows, and although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial position, results of operation and cash flows.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4(a).                    EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to our executive officers as of March 1, 2003.

Name	Age	Position
Vahé A. Sarkissian	60	Chairman of the Board, President, Chief Executive Officer and Director
John A. Doherty	57	Senior Vice President, Worldwide Sales
Rob H. J. Fastenau	49	Senior Vice President and General Manager, Electron Optics Products Division
Jim D. Higgs	52	Senior Vice President, Human Resources
John M. Lindquist	42	Senior Vice President, Corporate Marketing
Stephen F. Loughlin	52	Vice President of Corporate Finance, acting Chief Financial Officer and Controller
Bradley J. Thies	42	Vice President, General Counsel and Secretary
Steven D. Berger	44	Senior Vice President and Chief Technical Officer
Michel Epsztein	52	Senior Vice President and General Manager Microelectronics Product Group

Vahé A. Sarkissian joined us as President, Chief Executive Officer and director in May 1998.  He was named Chairman of the Board of Directors in January 2002.  From 1994 to 1995, he was President and Chief Executive of

Metrologix Inc., an electron beam metrology company.  Mr. Sarkissian was with Silicon Valley Group, or SVG, from 1989 to 1993, as President and Chief Operating Officer and, prior to that position, as President and Chief Executive Officer of SVG Lithography Systems, a subsidiary of SVG.  Prior to serving at SVG he was a Vice President with Data General Corp.  He also has held several technical and management positions with semiconductor companies, including Advanced Micro Devices, Inc., and has served on the board of several technology companies.  Mr. Sarkissian holds a B.S.E.E. degree from Northrop University and an M.S.E.E. degree from the University of Santa Clara.

John A. Doherty became our Senior Vice President of Worldwide Sales in October 2001.  Mr. Doherty joined us in August 1999 as Vice President and General Manager for the Asia Pacific Region Sales and Service Division.  From 1984 to August 1999, Mr. Doherty was a founder and Senior Vice President of Sales and Marketing for Micrion Corporation, a manufacturer of equipment used in the semiconductor manufacturing and processing business that merged with FEI in August 1999.  Mr. Doherty holds B.S. and M.S. degrees in electrical engineering from Rensselaer Polytechnic Institute.

Rob H. J. Fastenau became Senior Vice President and General Manager of our Electron Optics Product Division in January 2001.  He joined Philips Electron Optics Division, which we subsequently acquired, in October 1995 as Director of Research and Development. He became our Senior Vice President of Research and Development in February 1997 and served in that role until January 2001.  From 1981 to 1995, Mr. Fastenau served in various positions in Philips Research laboratories in the Netherlands and the United States.  Mr. Fastenau holds M.S. and Ph.D. degrees in technical physics from Delft University.

Jim D. Higgs joined us as Senior Vice President of Human Resources in November 1997.  Prior to joining us, Mr. Higgs was the Oregon Site Management Director of Synopsys, Inc. and, prior to its merger into Synopsys, the Vice President of Human Resources for Logic Modeling.  From 1989 to 1990 Mr. Higgs was the Vice President of Human Resources for BiiN, a joint venture between Intel Corporation and Siemens Inc.  Mr. Higgs holds B.S. degrees in business, psychology and physics from the University of Oregon.

John M. Lindquist became our Senior Vice President, Corporate Marketing in June 2002. From May 2000 until June 2002, Mr. Lindquist was Senior Vice President and General Manager, Microelectronics Product Group.  Mr. Lindquist joined us in 1989 as an applications scientist.  He has held several positions in the management of marketing and product development, and most recently held the position of Vice President of Marketing from 1998 to 2000.  Prior to joining us, Mr. Lindquist served as a senior member of the technical staff and Program Manager at Aeroject ElectroSystems Corporation, an engineering and manufacturing company in the defense industry. Mr. Lindquist received his Ph.D. degree in chemistry from the University of California, and a B.S. degree in chemistry from the University of Puget Sound.

Stephen F. Loughlin joined us as Controller and Vice President of Corporate Finance in July 2001 and was named acting Chief Financial Officer in December 2001.  From April 1999 through June 2001, he served as Vice President of Finance and Chief Financial Officer for RadiSys Corporation, a provider of communications systems components.  He spent the previous nine years at Sequent Computer Systems, Inc., a manufacturer and provider of information technology solutions, as Vice President and Controller.  Before that, he was with Wang Laboratories, Inc. as Director of Finance for logistics/manufacturing and system manufacturing/distribution.  Mr. Loughlin holds a B.S. degree in accounting from Boston College.

Bradley J. Thies rejoined us as Vice President, General Counsel and Secretary in May 2001.  He had previously served as our General Counsel and Secretary from February 1999 to April 2000.  From April 2000 to May 2001, Mr. Thies was General Counsel of WebTrends Corporation, an enterprise software company that developed, marketed and sold website monitoring and analytics software.  From February 1998 through February 1999, Mr. Thies was General Counsel of DataWorks Corporation, a company that developed, marketed and sold enterprise resource planning software to medium sized businesses.  Mr. Thies holds a B.A. degree in political science and history from Willamette University and a J.D. degree from Columbia Law School.

Steven D. Berger was appointed as our Senior Vice President and Chief Technology Officer in August 2002.  Mr. Berger joined us via the Micrion merger in August 1999 as Vice President and Peabody Site Manager.  Mr. Berger joined Micrion in 1997 as Vice President.  Previously, Mr. Berger was with Bell Labs, holding various technical management assignments.  Mr. Berger also taught at Cambridge University.  Mr. Berger earned his B.S. degree was in Physics from the

University of Salford and his Ph.D. degree in Electron Microscopy from the Cavendish Laboratory at Cambridge University.  Mr. Berger holds several US patents, has one patent pending, and has been published in more than sixty publications, primarily in the fields of electron beam lithography, microscopy and analysis.

Michel Epsztein became Senior Vice President and General Manager of our Microelectronics Product Group, in June 2002.  Mr. Epsztein joined us in April 2001 and served as Senior Vice President of our Circuit Edit and Mask Repair group (a part of the Microelectronics Product Group) from that time until assuming his present responsibilities. Prior to joining FEI, from 1998 to 2001, Mr. Epsztein was President of the Vanguard division of Robotic Vision Systems, Inc., a semiconductor business involved with Ball Grid Array assembly equipment. Prior to this, Mr. Epsztein was Vice President and General Manager, Test Systems, of the ATE Division of Schlumberger Limited.  Previously, Mr. Epsztein was Vice President of the Mixed-Signal Test Products Group at Schlumberger, which he managed from its creation, and he held various engineering positions in the Automated Test Equipment division of Schlumberger. Mr. Epsztein has an MSEE degree from the National Upper School for Aeronautics and Space in Toulouse, France.

PART II

ITEM 5.                                  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “FEIC.”  The following table sets forth, for the periods indicated, the high and low bid prices for our common stock, as reported by the Nasdaq Stock Market’s National Market:

	HIGH	LOW
2001
First quarter	30.13	16.63
Second quarter	43.41	17.50
Third quarter	41.70	17.75
Fourth quarter	36.00	20.52
2002
First quarter	38.41	25.10
Second quarter	35.98	21.06
Third quarter	27.16	13.70
Fourth quarter	19.57	12.34

As of March 17, 2003 there were approximately 118 holders of record of our common stock.  We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

In February 1997 we combined with the electron optics business of Koninklijke Philips Electronics N.V., or Philips, pursuant to a combination agreement between FEI and a subsidiary of Philips.  As part of the combination, we agreed to issue to Philips additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options.  During fiscal years 2001 and 2002, we issued 22,317 and 188,841 shares of our common stock to Philips in connection with this agreement.  The shares issued were not registered under the Securities Act of 1933, and the issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.  The consideration we received for the shares issued, together with the shares issued to Philips at the combination closing, was the outstanding shares of Philips Electron Optics International B.V. and Philips Electron Optics, Inc.  As of December 31, 2002, 268,841 shares of our common stock remain issuable under this agreement.

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

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$178,771	$216,152	$320,300	$376,004	$341,381
Cost of sales	119,579	131,143	183,178	193,612	191,568
Gross profit	59,192	85,009	137,122	182,392	149,813
Total operating expenses(1)	68,768	87,524	100,602	123,318	131,199
Operating income (loss)	(9,576)	(2,515)	36,520	59,074	18,614
Other expense, net(2)	(4,129)	(65)	(1,637)	(4,074)	(4,946)
Income (loss) before taxes and cumulative effect of change in accounting principle	(13,705)	(2,580)	34,883	55,000	13,668
Income tax expense (benefit)	(4,797)	4,800	14,073	22,494	4,990
Income (loss) before cumulative effect of change in accounting principle	$(8,908)	$(7,380)	$20,810	$32,506	$8,678

Income (loss) before cumulative effect of change in accounting principle per share:
Basic	$(0.49)	$(0.34)	$0.74	$1.06	$0.27
Diluted	$(0.49)	$(0.34)	$0.70	$1.02	$0.26

Weighted average shares outstanding:
Basic	18,106	21,745	28,091	30,563	32,493
Diluted	18,106	21,745	29,827	31,986	33,460

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,198	$11,124	$24,031	$176,862	$167,423
Working capital	70,350	84,957	91,175	349,024	295,971
Total assets	191,138	288,100	314,823	607,476	632,866
Long-term interest-bearing debt	26,349	36,012	25,674	175,000	175,000
Shareholders’ equity	97,627	152,577	168,289	296,516	326,925

(1)                                  Included in 1998 operating expenses is a restructuring charge of $5.3 million undertaken to consolidate operations, eliminate redundant facilities, reduce operating expenses and provide for outsourcing of certain manufacturing activities.  Included in 1999 operating expenses is a charge of $14.1 million to write off acquired in-process research and development in connection with the acquisition of Micrion Corporation in August 1999 and a restructuring charge of $0.1 million.  Included in 2001 operating expenses is a charge of $3.4 million to write off acquired in-process research and development in connection with acquisitions.  Included in 2002 operating expenses is a restructuring charge of $5.5 million undertaken to consolidate operations, eliminate redundant facilities and reduce operating expenses, plus a charge of $6.8 million for the proposed merger with Veeco Instruments Inc., which was subsequently cancelled.

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

ITEM 7.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K. This discussion contains forward-looking statements, which involve risk and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Cautionary factors that may affect future results” and elsewhere in this annual report on Form 10-K.

Overview

FEI was founded in 1971 to design and manufacture charged particle emitters (ion and electron sources).  We began manufacturing and selling ion and electron focusing columns in the early 1980s and began manufacturing FIB workstations in 1989.  In 1993, we manufactured and sold our first DualBeam systems.  In 1997, we acquired substantially all of the assets and liabilities of Philips’ electron optics business, a manufacturer of electron microscopes headquartered in Eindhoven, the Netherlands, in exchange for 55% of our common stock.  As a result, we became a majority-owned subsidiary of Philips.  The combination with Philips gave us expanded research and development capabilities, increased manufacturing capacity, a worldwide sales and service organization and additional financial resources.  In 1999, we acquired Micrion Corporation, a manufacturer of single beam FIB systems.  The acquisition of Micrion broadened our product lines, added research and development strength and expanded our sales and service capabilities in the U.S., Japan and Taiwan.  We expect to continue to expand our business in the future through internal growth and strategic acquisitions and partnerships.

From 1998 through 2000, we experienced growth across all business segments and geographic territories and target end-markets.  In 2001, total revenues increased by 17% from 2000, driven by the industry and institute and data storage markets.  Our components business and semiconductor end-market segments, however, decreased in revenues over the same period because of severe market down turns in the semiconductor industry.  The Asia Pacific geographic region was the only region to experience a decline in revenue in 2001 due to depressed economic conditions in that region.

In 2002, our total revenues declined 9% from 2001, with the industry and institute market and the service business segment growing while the semiconductor and data storage markets declined.  Starting in the second half of 2001 through 2002, our sales were negatively affected in the semiconductor market by the worldwide semiconductor downturn.  Our sales to the data storage market declined significantly in 2002 due to a technology node shift and market saturation at the technology node offered by our products at the prior node.

On July 11, 2002, we entered into an agreement and plan of merger with Veeco Instruments Inc.  On January 9, 2003, we and Veeco announced that we would not consummate the merger due to difficult overall market and economic conditions and the uncertain timing of a technology industry recovery.

Customer Concentration

Our customer base is diverse, however, we have historically derived a portion of our revenue from sales to a few key customers, and we expect that trend to continue.  Sales to our top 10 customers accounted for 31% of our total net sales in 2000, 29% of our total net sales in 2001 and 18% of our total net sales in 2002.  No sales to a single customer, however, exceeded 10% of our net sales for 2000, 2001 or 2002.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying consolidated financial statements include the timing of revenue recognition, the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill and software development costs.  It is reasonably possible that the estimates we make may change in the future.

Revenue Recognition.  For products produced according to our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer.  For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer.  In each case, the portion of revenue applicable to installation and customer acceptance is recognized upon meeting specifications at the installation site.  For new applications of our products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.  Revenue, from time and materials based service arrangements, is recognized as the service is performed.  Revenue from service contracts is recognized ratably over the term of the service contracts.

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is estimated based on past collection problems and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts.  Our estimates for allowance for doubtful accounts are reviewed and updated on a quarterly basis.  Changes to the reserve occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in credit quality.

Reserves for Excess or Obsolete Inventory.  Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method.  Inventory costs include material, labor and manufacturing overhead.  Reserves for inventory obsolescence and excess quantities are reviewed and established on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products, and known trends in markets and technology.  Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service.  As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used.  We disposed of inventory and charged the cost against the related excess and obsolescence reserve in the amount of $7.6 million in 2002 and $2.3 million in 2001.

Purchased Goodwill.  Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized through December 31, 2001 on a straight-line basis over the estimated economic lives of acquisitions made before July 1, 2001.  For acquisitions made after June 30, 2001, purchased goodwill is not amortized.  In addition, effective January 1, 2002, purchased goodwill is no longer amortized for acquisitions made before July 1, 2001.  We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We perform our annual impairment test in November each year. To perform that test, we compare the carrying value of our business segments to our estimates of the fair value of each of those segments. If the fair value of a business segment is less than its carrying value, we will writedown the related goodwill to its implied fair value. We use estimates of future cash flows, discounted to present value, and other measures of fair value to estimate the relative fair value of each of our business segments. It is reasonably possible that our estimates of future cash flows, discount rates and other assumptions inherent in the calculation of the estimated fair value of each business segment will change in the future, which could cause us to writedown goodwill at that time.  See also the heading Recently Issued Accounting Pronouncements below.

Existing Technology Intangible Assets.  Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology.  We currently are using amortization periods ranging from five to twelve years for these assets.  Changes in technology could affect our estimate of the useful lives of such assets.  Please also read Note 2 to the consolidated financial statements included elsewhere in this report.  We have not changed estimated useful lives or written down our intangible assets during the years 2000, 2001 or 2002.

Restructuring and Reorganization Costs.  Restructuring and reorganization costs are estimated and recorded at the date when we have committed to a restructuring plan, under accounting guidance in effect through December 31, 2002.  Restructuring and reorganization costs include estimated severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites.  As changes to these estimates occur in subsequent periods resulting from timing changes or other factors, we will record either an increase or decrease to the estimated costs previously recorded.  It is reasonably possible that actual costs incurred in the future will differ from the amounts recorded as of December 31, 2002.

Effective January 1, 2003, new accounting guidance will be effective for exit and restructuring activities initiated after 2002, which supersedes previous guidance.  Under the new accounting guidance, recognition of liabilities for exit and restructuring costs will be recognized as incurred as opposed to when an exit plan is approved, and will be measured and recorded at fair value.  See also the heading Recently Issued Accounting Pronouncements below.

Warranty Liabilities. Our products generally carry a one-year warranty.  A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades.  Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty.  For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology.  While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past.  Our estimated warranty costs are reviewed and updated on a quarterly basis.  Changes to the reserve occur as volume, product mix and warranty costs fluctuate.

Lives and Recoverability of Equipment and Other Long-Lived Assets. We evaluate the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.

Software Development Costs. We capitalize certain software development costs for software expected to be sold within our products.  Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets.  Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, which is usually 3 years.  Changes in technology could affect our estimate of the useful life of such assets.  If we expensed such costs as they are incurred, our operating profit would have decreased by $0.7 million, $0.0 million and $4.0 million in 2000, 2001 and 2002, respectively.  This trend is a result of increased investment in software content within our products in 2002.

Results of Operations

The following table sets forth our statement of operations data as a percentage of net sales.

	Year Ended December 31,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.2	51.5	56.1
Gross profit	42.8	48.5	43.9
Research and development	9.9	11.0	12.4
Selling, general and administrative	19.6	19.0	21.0
Amortization of purchased goodwill and technology	1.9	1.8	1.4
Purchased in-process research and development costs	0.0	0.9	0.0
Merger costs	0.0	0.0	2.0
Restructuring and reorganization costs	0.0	0.0	1.6
Operating income	11.4	15.7	5.5
Other expense, net	(0.5)	(1.1)	(1.5)
Income before taxes and cumulative effect of change in accounting principle	10.9	14.6	4.0
Income tax expense	4.4	6.0	1.5
Income before cumulative effect of change in accounting principle	6.5	8.6	2.5
Cumulative effect of change in accounting principle, net of tax benefit	(2.3)	0.0	0.0
Net income	4.2%	8.6%	2.5%

Totals may not foot due to rounding.

Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales were $341.4 million in 2002 and $376.0 million in 2001; a decrease of $34.6 million, or 9%.  The decrease in net sales was caused by both a decline in volume and in price, which was due to general economic conditions and decreased spending by our customers in the semiconductor and data storage markets.  Sales in the service segment increased from 2001 due to a larger installed base.

Net sales were $376.0 million in 2001 and $320.3 million in 2000; an increase of $55.7 million, or 17%.  The increase in net sales was primarily a result of an increase in sales volume, primarily in the industry and institute and data storage markets and a change in our product mix within the microelectronics segment.

Net Sales by Segment

The following table shows our net sales by segment.

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Microelectronics	$147,307	$168,482	$128,549
Electron Optics	107,982	136,720	134,700
Components	18,277	15,317	10,328
Service	46,734	55,485	67,804

	$320,300	$376,004	$341,381

Microelectronics

Microelectronics segment sales were $128.5 million in 2002 and $168.4 million in 2001; a decrease of $39.9 million, or 24%.  The decrease was primarily a result of decreased sales volume and price, which is attributable to the continued global economic weakness in the semiconductor and data storage markets.  Our sales to the data storage market declined significantly in 2002 due to market saturation of the technology offered by our products.  In 2002, we shipped 24% fewer systems than in 2001, but the product mix remained about the same in 2002 as in 2001.

Microelectronics segment sales were $168.4 million in 2001 and $147.3 million in 2000; an increase of $21.1 million, or 14%.  The increase was primarily a result of changes in product mix and an increase in higher priced dual beam units shipped in 2001 versus lower priced single beam FIB systems shipped in 2000.  In 2001, we shipped 29% more dual beam systems and 46% fewer single beam systems than in 2000.  The broadening of our product lines, the development of new applications for our products and increased acceptance and penetration in the semiconductor, data storage and industry and institute markets also contributed to increased sales volume for this segment in 2001.  Growth drivers for our business in the semiconductor industry have included shrinking feature geometries, the transition to copper and new dielectrics, the transition to 300 mm size wafers and shortening product life cycles.  Our sales in this segment, however, decreased in the second half of 2001 compared with the first half of 2001 due to the worldwide downturn in the semiconductor industry.

Electron Optics

Electron optics segment sales were $134.7 million in 2002 and $136.7 million in 2001; a decrease of $2.0 million, or 1%.  The decrease was primarily a result of price pressure in the market place and a decrease in volume, partially offset by a positive currency impact.  Total electron optics segment unit shipments decreased by 4% from 2001 to 2002.  TEM sales for 2002 decreased $5.5 million, or 7%, on flat unit shipments because of strong pressure on sales price.  Sales of our SEM products increased $1.9 million, or 3% from 2001 to 2002 due to continued strong demand for our Quanta SEM products.  Sales of our SIMS system product began in 2002 and totaled $1.6 million.

Electron optics segment product sales were $136.7 million in 2001 and $108.0 million in 2000; an increase of $28.7 million, or 27%.  The increase was primarily a result of higher sales volumes and changes in product mix.  Total electron optics segment unit shipments increased by 19% from 2000 to 2001.  Growing market acceptance for our Tecnai TEM products along with the introduction of a new, lower priced TEM product line resulted in a 28% increase in TEM sales for 2001 versus 2000.  Sales of our SEM products increased 25% from 2000 to 2001 due to strong demand for our new Quanta SEM products and overall increased demand and sales volume.

Components

Components segment sales were $10.3 million in 2002 and $15.3 million in 2001; a decrease of $5.0 million, or 33%, reflecting lower sales volumes because our component segment revenues tends to follow the cyclical pattern of the semiconductor equipment business, which has experienced significant downturns since 2001.

Components segment sales were $15.3 million in 2001 and $18.3 million in 2000; a decrease of $3.0 million, or 16%, reflecting lower sales volumes because of the cyclical downturn of the semiconductor equipment business beginning in 2001.

Service

Service sales were $67.8 million in 2002 and $55.5 million in 2001; an increase of $12.3 million, or 22%.  The increases in service segment sales were primarily the result of increases in the number of systems under service contracts in our installed base.  In addition, we have increased penetration in the semiconductor and data storage markets and the customers in these markets tend to have higher demands for service response time.  In general, our service contracts carry higher prices as the guaranteed response time is shortened.

Service sales were $55.5 million in 2001 and $46.7 million in 2000; an increase of $8.8 million, or 19%.  The increases in service segment sales were primarily the result of increases in the number of systems under service contracts in our installed base.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the U.S. and we expect that trend to continue.  Our percentage of total net sales outside the U.S. was 58% in 2000, 57% in 2001 and 59% in 2002.

The following table shows our net sales by geography.

	Year Ended December 31,
	2000	2001	2002
Net Sales by Geographic Region:
North America	43%	43%	42%
Europe	27	32	31
Asia Pacific Region	29	25	27
Rest of World	1	0	0
	100%	100%	100%

Net sales decreased from 2001 to 2002 across all regions.  In North America, sales were $142.6 million in 2002 and $163.2 million in 2001; a decrease of $20.6 million, or 13% due to depressed demand in the semiconductor and data storage markets.  In Europe, sales were $105.1 million in 2002 and $119.0 million in 2001; a decrease of $13.9 million, or 12%, which was caused by decreased demand in the semiconductor market combined with overall price pressure, and was partially offset by increased demand in the industry and institute markets.  In the Asia Pacific region, sales were $93.7 million in 2002 and $93.9 million in 2001; a decrease of $0.2 million, or less than 1% due to reduced demand in both the semiconductor and data storage sectors.  Sales in the Asia Pacific region during the second half of 2002, however, were up 34% from the second half of 2001, reflecting improvement in economic conditions in that region.

Net sales increased from 2000 to 2001 in both North America and Europe but decreased in the same period in the Asia Pacific region.  In North America, sales were $163.2 million in 2001 and $135.4 million in 2000; an increase of $27.8 million, or 21%, due to increased demand in the data storage and industry and institute markets in that region.  In Europe, sales were $119.0 million in 2001 and $89.4 million in 2000; an increase of $29.6 million, or 33%.  Approximately 60% of the increase was in the industry and institute market, and approximately 35% was in the semiconductor market.  In the Asia Pacific region, sales were $93.9 million in 2001 and $95.6 million in 2000; a decrease of $1.7 million, or 1%, due to reduced demand in both the semiconductor and data storage sectors and the overall depressed economic conditions in that region of the world during the second half of 2001.

Gross Profit

Our gross profit is net sales less cost of sales.  Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our service function such as labor, materials, travel and overhead.  Gross profit as a percentage of sales, or gross margin, was 42.8% in 2000, 48.5% in 2001 and 43.9% in 2002.

Our gross profit was $149.8 million in 2002 and $182.4 million in 2001; a decrease of $32.6 million, or 17.9% due to the reduction in net sales of $34.6 million in the same period combined with lower gross margins.  We realized lower gross margins primarily due to a change in our product mix.  In general, our microelectronics products carry higher gross margins than our electron optics products and our service business carries lower gross margins than any of our other segments.  Microelectronics products decreased from 44.8% of our net sales in 2001 to 37.7% of our net sales in 2002.  Our service segment sales increased from 14.8% of our net sales in 2001 to 19.9% in 2002.  Though service segment margins remain well below system margins, service segment gross margins improved from 2001 to 2002 due to continued improved economies of scale from the additional growth in our installed base of systems.  In 2002, our overall margins were also adversely affected by pricing pressures due to weak market conditions and from competitors who have introduced new products into our markets or who benefit from favorable currency exchange movements in their home countries. We also experienced cost increases in 2002 from some of our larger vendors.

Our gross profit was $182.4 million in 2001 and $137.1 million in 2000; an increase of $45.3 million, or 33% due to the increase in net sales of $55.7 million in the same period combined with higher gross margins.  Higher gross margins were realized due to the positive effects of greater factory overhead absorption and other efficiencies resulting from higher manufacturing volumes and outsourcing arrangements.  Additionally, service margins increased from 2000 due to economies of scale resulting from an increase in our installed base of systems.

Our gross margins also have been affected by exchange rate fluctuations discussed below under the heading Foreign Currency Exchange Rate Risk in Section 7A.  During 2000 and 2001, the exchange rates were favorable to us, and in 2002, the U.S. Dollar experienced serious declines in value, with a negative effect on gross margin.

As part of our overall emphasis on cost reduction, we are seeking to lower material costs in 2003 by coordination and management of our worldwide supply chain and by improving the engineering and design of our products.  We expect that these targeted cost reductions, when combined with the anticipated benefits from our restructuring and reorganization plan, should allow us to achieve operating savings by the end of 2003.  Please read also “Restructuring and Reorganization Costs” below in this section.

Our ability to improve our gross margins and reduce materials costs could be affected by changes in product mix, reduced product sales or average selling prices, further pricing pressure from competitors, delay in the introduction of new products; unfavorable movements in currency exchange rates; cost increases from suppliers; unsuccessful transition of subcomponent manufacture to new sources; and continued weakness in the semi-conductor market; among other factors.

Research and Development Costs

Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software or enhancements to existing products and software.

R&D costs were $42.5 million in 2002 and $41.5 million in 2001; an increase of $1.0 million, or 2%.  As a percentage of sales, R&D costs were 11.0% for 2001 and 12.4% for 2002.  R&D costs are reported net of subsidies and capitalized software development costs.  These offsets totaled $4.9 million in 2001 and $10.9 million in 2002.  The growth in offsets from 2001 to 2002 was the result of both requalifying for the MEDEA funding that expired in 2001 and new funding received from the International SEMATECH industry consortium for a development project for advanced mask repair tools.  We expect the SEMATECH funding to decrease over the next few years, as the work on the SEMATECH contract is completed, but we do not expect this will have an overall impact on our R&D costs.  Excluding the effects of these offsets, R&D costs increased $7.0 million, or 15% in 2002 compared to 2001.  The increase in R&D costs in 2002 is attributable to investment in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.  In general, we expect our R&D costs will increase over time.

R&D costs were $41.5 million in 2001 and $31.6 million in 2001; an increase of $9.9 million, or 31%.  As a percentage of sales, R&D costs were 9.9% for 2000 and 11.0% for 2001.  R&D costs are reported net of subsidies and capitalized software development costs.  These offsets totaled $6.2 million in 2000 and $4.9 million in 2001.  Excluding the effects of these offsets, R&D costs increased $8.6 million, or 23% in 2001 compared to 2000.  The increase in R&D costs in 2001 is attributable to increases in engineering headcount, including employees added through two small acquisitions.  In addition, in 2001 there was a reduction in subsidy offsets from MEDEA, a European R&D funding organization, because they ceased when Philips ownership decreased in May 2001.  In late 2001, we re-qualified for these programs on a stand-alone basis and now are continuing to receive MEDEA funding.

Selling, General and Administrative Costs

Selling, general and administrative, or SG&A, costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs also include sales commissions paid to our employees as well as to our agents.

SG&A costs were $71.5 million in 2002 and $71.6 million in 2001; a decrease of $0.1 million, or less than 1%.  As a percentage of sales, SG&A costs were 19.0% in 2001 and 21.0% in 2002.  The increase in SG&A costs as a percentage of sales from 2001 to 2002 primarily is attributable to the ratio effect of lower sales volumes in 2002 and the fact that many SG&A costs are fixed or semi-fixed rather than variable in nature.  The slight decrease in SG&A costs from 2001 to 2002 was a result of continued cost containment efforts.

SG&A costs were $71.6 million in 2001 and $62.8 million in 2000; an increase of $8.8 million, or 14%.  As a percentage of sales, SG&A costs were 19.6% in 2000 and 19.0% in 2001.  The increase in SG&A costs from 2000 to 2001 was a result of higher sales volumes, increased marketing efforts, expansion of our product demonstration capabilities, and increased costs for insurance and other services following the separation from Philips.  In 2001, we also incurred shutdown costs of $0.3 million to close our branch in Korea and to enter into an independent agent arrangement. Due to this change, we incurred severance costs of $0.9 million for elimination of some redundant positions.  SG&A costs also increased in dollar amount from 2000 to 2001 as a result of higher sales volumes and associated higher sales commissions.  The decrease in SG&A costs as a percentage of sales from 2000 to 2001 primarily is attributable to in the ratio effect of increased sales volumes and the fact that many SG&A costs are fixed or semi-fixed rather than variable in nature.

Amortization of Purchased Goodwill and Technology

Purchase accounting for the acquisition of Philips’ electron optics division in 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million, that was being amortized over a 15-year period.  Purchase accounting for the Micrion acquisition in August 1999 resulted in the recognition of intangible assets in the amount of $16.3 million for existing technology, which is being amortized over a 10-year period, and goodwill of $24.1 million that was being amortized over a 12-year period.  Purchase accounting for acquisitions in 2001 resulted in the recognition of intangible assets in the amount of $9.1 million for existing technology that is being amortized over a 5-year period, and goodwill of $1.4 million, which has not been amortized.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, which we adopted on July 2, 2001, we no longer amortize purchased goodwill effective January 1, 2002.  Under SFAS No. 142, amortization has been replaced with a periodic impairment test for goodwill.  Amortization of such goodwill totaled $3.1 million in both 2000 and 2001.  Read also Note 2 to the consolidated financial statements included elsewhere in this report and the heading Recently Issued Accounting Pronouncements below.

Amortization of purchased goodwill and technology was $4.8 million in 2002 and $6.7 million in 2001; a decreased of $1.9 million, or 29%, due to the cessation of goodwill amortization, which was partially offset by $1.2 million of new amortization for purchased technology recorded during 2002 from acquisitions made during 2001.

Amortization of purchased goodwill and technology was $6.7 million in 2001 and $6.1 million in 2000; an increase of $0.6 million, or 10%, due to the amortization of existing technology from acquisitions made during 2001.

Purchased In-Process Research and Development

In 2001, purchase accounting for acquisitions resulted in the recognition of intangible assets in the amount of $3.4 million, representing the estimated fair value of in-process research and development.  In accordance with our policy to expense research and development costs as they are incurred, these intangible assets were written off with a charge to earnings immediately after the closing of these acquisitions.  In connection with the purchase accounting for these acquisitions, we identified two significant projects under development at the date of acquisition.  Neither of these projects had been proven technologically feasible or had generated revenue or cost savings as of the date of the acquisition.

The first project concerned image engine technology that could be applied to certain of our existing FIB products and, if successful, would improve the performance and reliability of these products.  This development project was approximately 56% complete and was assigned an estimated fair value of $0.4 million at the date of acquisition. This project was expected to cost approximately $0.1 million to complete and completion was expected in 2002.  As of December 31, 2002, the image engine project was complete.  The total cost of the image engine project was approximately $0.5 million due to expanded scope and enhanced specifications for the project.  The image engine project technology is now targeted for use in products to be shipped beginning in 2003.

The second project concerned the development of a new metrology tool with wafer handling capability.  This project was approximately 21% complete and was assigned an estimated fair value of $3.0 million at the date of acquisition.  This project was expected to cost approximately $0.6 million to complete and completion was expected in 2002.  As of December 31, 2002, the metrology tool project was complete, with expected first product shipments in early 2003. The metrology tool project cost approximately $1.5 million to complete due to further design modifications related to a change in market direction and enhanced product specifications.

Because of the nature of these projects, there is always the risk that a technological hurdle may be encountered that may delay, prevent or increase the cost of development of these projects, or that market conditions may change the utility of the technology.

Merger Costs

During 2002, $6.8 million of legal, accounting and investment banking costs were incurred and expensed in connection with our proposed merger with Veeco.  Subsequent to December 31, 2002, the proposed merger was terminated by mutual agreement.  Please read also the section titled Terminated Merger Agreement with Veeco Instruments Inc. below.

Restructuring and Reorganization Costs

During the fourth quarter of 2002, in response to the continuing global economic downturn, we recorded restructuring and reorganization charges of $5.5 million related to our plan to consolidate operations, reduce excess leased facilities and reduce operating expenses.  Costs included in the charges consist of employee termination and other related costs, and facility and leasehold improvement charges related to future abandonment of various leased office and manufacturing sites in North America and Europe.

The plan, as of December 2002, included the removal of approximately 145 employees, or 9% of our worldwide work force.  The positions affected include manufacturing, marketing, administrative, field service and sales personnel.  During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  Approximately 40% of the planned terminations were completed in the fourth quarter of 2002, and the remaining positions will be terminated throughout 2003:  approximately 3%, 12%, 22% and 23%, in the first through fourth quarters of 2003, respectively.  The positions remaining to be terminated as of December 31, 2002 primarily are located in the U.S. and Europe.  For certain of the terminated employees in foreign countries, we are required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

Leasehold improvements and facilities represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining net book value of leasehold improvements for various buildings located in the U.S. and Europe.  Lease costs and leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis when the premises are vacated, until the lease contracts expire or the facilities are sub-leased.  We expect to vacate these premises during 2003.

Total cash outlays under the restructuring and reorganization plan are expected to be $5.3 million, of which $0.5 million was paid during the fourth quarter of 2002.  The remaining cash expenditures relating to workforce reductions are expected to be paid in 2003.  The current estimates accrued for abandoned leases, net of estimated sublease payments, will be paid over their respective lease terms through 2006.  We expect to complete the restructuring and reorganization plan by the end of 2003.

The various components of the charge in the fourth quarter of 2002 were as follows (in thousands):

	Charged to Expense	Settled	Currency Translation	Ending Accrued Liability

Severance, outplacement and related benefits for terminated employees	$3,660	$(467)	$140	$3,333
Leasehold improvements and facilities	1,869	—	—	1,869

Balance accrued as of December 31, 2002	$5,529	$(467)	$140	$5,202

The above restructuring charges are based on estimates that are subject to change.  Workforce related charges could change because of shifts in timing or changes in amounts of severance and outplacement benefits.  Facilities charges could change because of changes in when we vacate the buildings or changes in sublease income.  Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is dependent upon lease market conditions at the time we negotiate the lease termination and sublease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

In our investor conference call for the third fiscal quarter results of 2002, we discussed potential operating cost reductions from our restructuring and reorganization plan and other cost reduction efforts.  We stated these initiatives would allow annualized cost savings of approximately $10 million.  Since that time, however, we have gained further understanding of our expected operating expenses for 2003.  We continue to believe that successful implementation of our restructuring and reorganization plan should result in annualized cost reductions of approximately $9 to $10 million.  However, based on our current view of operations, we believe that our cost reductions will be partially offset by certain increased costs, particularly in the first half of 2003.  Offsets are expected to be smaller in the second half of 2003 and cost reductions are expected to be larger in that period.  Offsetting costs will include: selective hiring to acquire critical skills; salary increases; increased operating costs resulting from foreign currency fluctuations; and costs of redundant operations while we transition manufacturing lines to the Brno site and consolidate our Hillsboro operations.  Further, as noted above, the reorganization plan is subject to variance from our estimated results.  In addition to variance from estimates, other factors that could undermine cost reduction efforts include changes in sales volumes and delay or problems in implementing our move to lower-cost manufacturing at our facility in the Brno and consolidation in Hillsboro.  For a discussion of other factors that could affect our overall cost reduction efforts please read “Gross Profit” above.

Other Income (Expense), Net

Interest income represents interest earned on the short-term temporary investment of cash and, for 2002, investments of cash for longer terms.  Interest rates decreased significantly during the second half of 2001 and in 2002.

Interest income was $6.8 million in 2002 and $4.7 million in 2001; an increase of $2.1 million, or 46%. The increase in interest income in 2002 compared to 2001 is the result of increased cash balances, which was partially offset by lower average interest rates.

Interest income was $4.7 million in 2001 and $0.9 million in 2000; a increase of $3.8 million, or 430%.  The increase in interest income in 2001 compared to 2000 is the result of a significant increase in cash balances, which was partially offset by lower average interest rates.  Completion of the common stock offering in May 2001 and the convertible debt offering in August 2001 provided additional cash that has been invested in marketable debt securities.

Interest expense was $11.1 million in 2002 and $5.6 million in 2001; an increase of $5.5 million, or 98%.  Interest expense for 2002 and 2001 includes $10.5 million and $4.4 million, respectively, for convertible debt issued in August 2001.  The remaining interest expense of $0.6 million in 2002 and $1.2 million in 2001 represents interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility, which was terminated prior to the August 2001 debt offering.

Interest expense was $5.6 million in 2001 and $2.3 million in 2000; an increase of $3.3 million, or 139%.  The interest expense of $2.3 million in 2000 represents interest incurred on borrowings under our bank line of credit facilities and on borrowings from Philips under the Philips credit facility.  Excluding the convertible debt interest of $4.4 million, interest expense decreased in 2001 compared with 2000, reflecting lower levels of borrowing and lower interest rates.  Some of the proceeds from the common stock offering in May 2001 were used to reduce borrowings.

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

Income Tax Expense

Our effective income tax rate on pre-tax book income was 37% for 2002, 41% for 2001 and 40% for 2000.  Our effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., research and experimentation tax credits earned in the U.S., the nondeductible write-off of purchased in-process research and development costs and the amortization of goodwill that is not deductible for income tax purposes and other factors.  The 2002 effective tax rate decreased compared to the rate for 2001, primarily due to tax credits for research and experimentation, which were a higher percentage of pretax income in 2002 compared to 2001.  The 2001 effective tax rate was primarily increased over 2000 by state and foreign taxes, in-process research and development on acquisitions and goodwill amortization and was decreased by tax credits for research and experimentation.  The 2000 effective rate was primarily increased by goodwill amortization.  Read also Note 11 to the consolidated financial statements included elsewhere in this report.

In addition to the factors mentioned above, our effective income tax rate on pre-tax book income can be affected by changes in statutory tax rates in the U.S. and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the U.S. governing research and experimentation credits and foreign sales corporations and other factors.  The World Trade Organization recently ruled against the U.S. tax policies covering U.S. exports and it is unclear what action, if any, the U.S. government may take in response to this ruling.  Subsequently, we are not able to estimate the future effective income tax rate we may incur.

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

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of December 31, 2002 consist of our $221.6 million of cash, cash equivalents and short-term investments, $52.0 million in non-current investments, and $11.7 million of available borrowings under our existing credit facilities, as well as our expected future cash flow from operations.  We believe that these sources of liquidity and capital will be sufficient to meet our expected needs for the next twelve months and will likely be sufficient for the foreseeable future.

Sources of Liquidity and Capital Resources

Our cash and cash equivalents were $167.4 million as of December 31, 2002 and $176.9 million as of December 31, 2001; a decrease of $9.4 million.  This decline resulted from cash flows provided from operations of $16.8 million in 2002, proceeds from employee stock plans of $5.3 million, net increase in investments of $12.6 million, offset by investments including approximately $38.4 million to acquire a new facility in Hillsboro, Oregon and other property, plant and equipment.  Cash and cash equivalents were $176.9 million as of December 31, 2001 and $24.0 million as of December 31, 2000; an increase of $152.8 million.  This increase resulted primarily from the cash proceeds of our convertible debt and common stock offerings of $257.1 million in 2001 and the improved cash flows from operations of $62.2 million in 2001 as compared to $38.4 million in 2000.

Our short-term investments represent marketable debt securities that had maturities greater than 90 days when we purchased them.  All such investments are scheduled to mature in less than twelve months from the balance sheet date.  Short-term investments were $54.2 million as of December 31, 2002 and $118.8 million as of December 31, 2001; a decrease of $64.6 million.  The decrease in short-term investments was largely offset by our purchase of $52.0 million of non-current investments in 2002. Total investments thus decreased from $118.8 million at December 31, 2001 to $106.2 million at December 31, 2002.  Non-current investments represent marketable debt securities, which are scheduled to mature more than twelve months from the balance sheet date.  We intend to hold both the short-term and non-current securities to their maturity dates.

We maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the U.S. and various limited facilities in selected foreign countries.  In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $3.1 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At December 31, 2002, we had outstanding standby letters of credit and bank guarantees totaling approximately $1.4 million to secure customer advance deposits.  We also had outstanding at December 31, 2002, $8.9 million of foreign bank guarantees that are secured by cash balances.

Cash Flows from Operations

Operating activities generated cash of $16.8 million in 2002, $62.2 million in 2001 and $38.4 million in 2000.  Our primary source of cash from operating activities has been our net income, as adjusted to exclude the effect of non-cash charges and changes in working capital requirements, including accounts receivable, inventory and current liabilities.  The decrease in cash flow from operations in 2002 resulted from our decreased net income for the year combined with the effects of increases in working capital and other non-current assets.

Accounts Receivable

Accounts receivable were $88.0 million as of December 31, 2002 and $80.9 million as of December 31, 2001; an increase of $7.1 million.  In 2002, $5.4 million of the increase in receivables was due to weakening of the dollar in relation to currencies of our foreign subsidiaries and the remainder was due to slower payment from customers in the economic downturn.  Our days sales outstanding, or DSO, calculated on a quarterly basis, deteriorated from 77 days in the fourth quarter of 2001 to 95 days in the fourth quarter of 2002.  Accounts receivable were $80.9 million as of December 31, 2001 and $82.6 million as of December 31, 2000; a decrease of $1.7 million.  The decrease in receivables in 2001 was due to improved collections.

Inventories

Inventories were $88.7 million as of December 31, 2002 and $76.5 million as of December 31, 2001; an increase of $12.2 million.  $10.6 million of the increase was due to currency changes, as our foreign currency denominated inventories are translated into U.S. dollars.  The remaining increase primarily was due to the acquisition of assets from Atomika Instruments GmbH, and an increase in work-in-process inventories.  Inventories were $76.5 million as of December 31, 2001 and $59.8 million as of December 31, 2000; an increase of $16.7 million.  The increase was primarily due to increased production materials on hand, which included our 300 mm product line, and an increase in loaner systems at key customer accounts where we were jointly developing applications.

Current Liabilities

Current liabilities were $128.3 million as of December 31, 2002 and $130.8 million as of December 31, 2001; a decrease of $2.5 million.  The decrease was a result of payment of income taxes, accrued payroll liabilities and other current liabilities, offset by increases in accounts payable, current account with Philips and the addition of accrued restructuring and reorganization expenses.  Current liabilities were $130.8 million as of December 31, 2001 and $110.0 million as of December 31, 2000; an increase of $20.8 million.  The increase was a result of overall growth in our business, and is reflected in increased liabilities for deferred revenue, income taxes and other current liabilities.

Cash Flows from Investing Activities

Investing activities used cash of $34.8 million in 2002, $144.5 million in 2001 and $17.6 million in 2000.  We use cash in investing activities primarily to purchase investments, acquire property, plant and equipment, develop software that is sold with our equipment, and to make investments in and acquisitions of other companies.  The significant use of cash in investing activities in 2001 principally reflected our investment of $118.8 million of the cash received from our convertible debt and common stock offerings in 2001 and acquisitions of property, plant and equipment of $22.2 million.

Acquisition of Property, Plant and Equipment

We incurred capital expenditures for acquisition of property, plant and equipment of $38.4 million in 2002, $22.1 million in 2001 and $13.9 million in 2000.

On July 30, 2002, we purchased land and two buildings in Hillsboro, Oregon, which, after improvements are completed, are expected to cost a total of approximately $25.0 to $27.0 million.  We currently lease the real property used in our business, but we plan to vacate our leased facilities in Oregon and consolidate our operations into these newly purchased facilities.  During the transition from leased facilities to our new Hillsboro facility, we expect to incur some increased costs in the first half of 2003 for moving and temporarily maintaining duplicate facilities.  Please read also the section titled “Properties,” above.  The remaining expenditures in 2002, 2001 and 2000 included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers.  We have expanded our demonstration capabilities over the last three years.  We also invest in equipment for development, manufacturing and testing purposes.  We expect to continue to invest in capital expenditures to further expand our business, particularly for demonstration equipment and loaner systems.

Software Development Costs

We invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers.  We capitalized software development costs of $5.8 million in 2002, $2.0 million in 2001 and $2.4 million in 2000.  We also expect to continue to invest in software development as we develop new software for our existing products and new products under development.

Investments and Acquisitions

During 2002 and 2001 we made several investments in businesses, in addition to ongoing investments in equipment and product development.

In the first quarter of 2002, we invested $1.0 million for a small equity position in a start-up company that manufactures metrology equipment for the semiconductor manufacturing industry.  During the second quarter of 2002, we purchased all of the assets and assumed certain liabilities of Atomika Instruments GmbH, a supplier of secondary ion mass spectrometry equipment for $1.0 million in cash and the assumption of $1.5 million in liabilities.  In the fourth quarter of 2002, we invested $0.1 million for a small equity position in a start-up company owned by a previous employee.

In April 2001, we acquired all of the outstanding common stock of Deschutes Corporation.  The original purchase price of $3.0 million included $0.7 million of cash, 51 thousand shares of FEI common stock valued at $1.3 million and $1.1 million of liabilities assumed.  In 2002, an additional $0.4 million was paid (consisting of 8 thousand shares of our common stock, valued at $0.2 million, and $0.2 million of cash).  The purchase price may be increased by an additional amount of up to $0.2 million (consisting of 4 thousand shares of our common stock valued at $0.1 million and $0.1 million of cash) if certain milestones are met within 24 months after closing.  In August 2001, we purchased all of the assets and assumed certain liabilities of Surface/Interface, Inc., a start-up company, which introduced a stylus probe nanoprofilometer, similar to an atomic force microscopy tool for the semiconductor industry.  The purchase price of $12.4 million included $0.8 million cash, 132 thousand shares of FEI common stock valued at $5.0 million, the assumption of $4.1 million of Surface/Interface’s liabilities and the adjusted value of our previous investment and advances to Surface/Interface of $2.5 million.

We expect to continue to make investments and acquisitions in the future that are consistent with our business strategy.

Cash Flows from Financing Activities

Financing activities generated cash of $5.3 million in 2002 and $234.0 million in 2001 and used $6.2 million in 2000.  We have generated cash from financing activities primarily through the issuance of convertible debt and common stock, borrowings under our credit facilities and proceeds from our employee stock plans.  Our increased cash flows in 2001 primarily reflected the $257.1 million in proceeds of our convertible debt and common stock offerings, less the use of $26.0 million of these proceeds to pay down existing indebtedness.  Our use of cash in 2000 primarily reflected our repayment of $10.7 million in indebtedness, repurchase of $0.7 million of common stock, offset by $4.7 million in proceeds from employee stock plans.

Credit Facilities

On July 30, 2001, we terminated our $75.0 million credit facility with Philips and repaid the outstanding balance of $26.0 million in full.

Convertible Debt Offering

On August 3, 2001, we issued $175 million of convertible subordinated notes, due August 15, 2008, through a private offering.  Our proceeds, net of underwriting discounts, commissions and debt issuance expenses, totaled $169.1 million.  The notes are redeemable at our option beginning in 2004 or earlier if the price of our common stock exceeds specified levels.  The notes bear interest at 5.5%, payable semi-annually, and are convertible into our common stock, at the note holder’s option, at a price of $49.52 per share at any time up through their maturity.

Common Stock Offering

On May 22, 2001, we completed a public offering of 3.1 million shares of common stock sold by us and 6.1 million shares of common stock sold by Philips.  Our proceeds, net of underwriting discounts, commissions and offering expenses, totaled $88.0 million.  We used $26.0 million of the proceeds from this stock offering to pay off the Philips line of credit.

Employee Stock Plans

We also issue shares under our employee stock purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time.  In addition, we grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs.  During 2002, 0.9 million shares were sold or granted under these programs as compared to 1.0 million shares sold or granted in 2001 and 0.6 million shares sold or granted in 2000.  These programs generated cash of $5.3 million in 2002, $3.6 million in 2001 and $4.7 million in 2000.

Stock Repurchases

From time to time, we have repurchased our common stock in the open market and retired the shares.  On September 18, 2001, we announced a program to repurchase up to 2.0 million shares of our common stock.  The program expired in 2002.  In 2002, we did not repurchase any shares of our common stock under this program.  In 2001, we repurchased and retired 50 thousand shares of our common stock at a total cost of $1.0 million under this program.  In 2000, we repurchased and retired 22 thousand shares of our common stock at a total cost of $0.7 million.

Capital Commitments

Our future capital commitments include the repayment of our convertible debt in 2008, obligations under operating leases for our manufacturing and administrative facilities, and certain purchase commitments.

The lease agreements governing our operating leases generally provide for payment of base rental amounts plus our share of property taxes and common area costs.  The leases generally provide renewal options at current market rates.  Rent expense is recognized on a straight-line basis over the terms of the leases.  Rent expense was $7.5 million in 2002, $6.4 million in 2001 and $5.0 million in 2000.

The following table shows our estimated future capital commitments as of December 31, 2002 (in thousands):

	Year Ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Debt repayments(1)	$—	$—	$—	$—	$—	$175,000	$175,000

Operating leases(2)	7,730	6,769	5,553	4,540	3,926	1,761	30,279

Purchase commitments(2)	2,962	—	—	—	—	—	2,962

(1)                                  Holders of this convertible debt may require us to repurchase the notes prior to maturity in the event of a change of control, as further described in the note indenture.

(2)                                  These non-cancelable operating lease and purchase commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the U.S.

In addition, we issue standby letters of credit and bank guarantees from time to time in the normal course of our business.  The following table shows the expiration periods for the standby letters of credit and bank guarantees we had outstanding at December 31, 2002 (in thousands):

	Year Ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total

Standby letters of credit and bank guarantees(1)	$9,727	$294	$16	$—	$—	$293	$10,330

Lease guarantees(1)	808	48					856

(1)                                  These contingent obligations are not reflected on the consolidated balance sheet under accounting principles generally accepted in the U.S.

Related Party Activity

Additional discussion of related party transactions is included in Note 12 to the consolidated financial statements included elsewhere in this report.

Philips  – In the past, we derived significant benefits from our relationship with Philips.  Now that Philips’ ownership of our common stock has been reduced to approximately 25%, we have begun to incur additional labor and operating costs.  These increased costs began to be incurred on May 22, 2001 and various components of these cost increases will be phased in over time.  These costs will be partially offset by payments to us from Philips totaling up to $6 million over a three-year period ending December 31, 2003 pursuant to our agreement with Philips.  During 2001, we recognized $1.4 million of these payments as a reduction to operating expenses and recognized increased operating expenses of approximately the same amount.  During 2002, the recognition of payments from Philips as cost reductions was accelerated due to the anticipated merger with Veeco.  We recognized $3.7 million of these payments as a reduction to operating expenses in 2002.  Below is a table summarizing the benefits derived from the relationship with Philips and the estimated impact on operations we have experienced and will experience as a result of the reduction in Philips’ ownership of our common stock.

Certain Philips business units purchase our products and services for internal use.  Sales to Philips amounted to $1.5 million, $3.1 million and $9.5 million during 2002, 2001 and 2000, respectively.

A substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.  Materials purchases from Philips and its affiliates amounted to $27.8 million in 2002, $32.1 million in 2001 and $26.4 million in 2000.

Benefits Derived	Impact On Operations
Access to Philips’ patents and intellectual property

There was no impact on our operations in 2002 or 2001.  We cannot estimate the amount by which our revenues might decrease as a result of patent infringement claims or our operational costs may increase as a result of any potential required future royalty payments or possible litigation expenses.

Research and development services

There was no impact on our operations in 2002 or 2001.  The hourly rate for research and development services provided by Philips to FEI has increased by approximately 40% effective January 1, 2002.  There was no overall increase in costs, however, because we reduced the hours of service purchased.

Participation in Philips’ collective bargaining agreements and pension plans

We began to incur increased pension costs on September 1, 2001.  The impact on our operations in 2002 was $5.0 million of additional costs, and in 2001 was $1.6 million of additional costs.  We expect the annualized pension related costs in the Netherlands to continue at approximately the same amount per year as 2002.  This

Benefits Derived	Impact On Operations

cost increase affects our Consolidated Statement of Operations in the following approximate percentages: increases of 40% in cost of sales, 35% in research and development and 25% in selling, general and administrative.

Participation in Philips’ insurance programs

Our annual insurance costs increased by approximately $1.2 million per year effective May 22, 2001, or $0.6 million in 2001, since we ceased to participate in Philips’ insurance programs.  Some of this increase is attributable to changes in policy coverage and insurance market conditions.  This increase primarily affects selling, general and administrative expenses in our Consolidated Statement of Operations. Considering the current insurance market, these costs will increase further in subsequent periods, but also would have increased under Philips’ programs.

Payments by Philips

Philips has agreed to pay us up to $6 million over a three-year period ending December 31, 2003.  These payments represent (i) partial reimbursement of an over-funding of our pension liability to the Philips pension plan, which was not transferred to us at the time our employees transferred out of the Philips pension plan and (ii) partial reimbursement for lost refunds we were previously receiving from the Philips plan due to the over-funding. These payments are recorded as a reduction of expenses.  We recognized $3.7 million of these payments as a reduction in expense in 2002 and $1.4 million in 2001.  The remainder of these payments may be recognized in 2003.  This cost reduction affects our Consolidated Statement of Operations in the following approximate percentages: decreases of 40% in cost of sales, 35% in research and development and 25% in selling, general and administrative.

Use of Philips credit facility

As a result of the reduction in Philips’ ownership, our credit facility with Philips was terminated in July 2001.  As a result, we have a cost savings of approximately $0.1 million per year in fees, beginning in July 2001.  In addition, we no longer incur interest on any borrowings from Philips.  If we were to replace the credit facility with an external bank facility, the cost most likely would be higher than the amount we paid to Philips.

Access to Philips’ export and purchasing services

The benefits we received from these arrangements cannot be quantified, but we believe that the costs of procuring these goods and services on a stand-alone basis are slightly higher than the costs under the Philips arrangements.  There was little impact on our operations in 2002 or 2001.

Access to Philips’ information technology systems	There was no impact on our operations in 2002 or 2001.

Benefits Derived	Impact On Operations
We replaced the Philips’ information technology systems with our own systems at no additional cost.

Other

There are a variety of other arrangements, such as legal, tax and administrative services that were provided by Philips.  Most of these arrangements will change, some of which may result in additional costs.  We cannot estimate, however, the amount by which our operational costs may increase as a result of any changes to these arrangements. There was little impact on our operations in 2002 or 2001.

Accurel – Our Chairman, President and Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp., or Accurel, a provider of metrology services to the semiconductor and data storage markets. In  2002, we sold three systems to Accurel for an aggregate purchase price of $3.2 million.  Accurel was extended payment terms of 5 years at 7% interest for one system, 3 years at 6.5% interest for the second, and 2 years at 10.43% interest for the last. System sales to Accurel totaled $0.5 million in 2001 and $1.9 million in 2000.  These transactions were reviewed and approved by the disinterested members of our board of directors.  We also provide service to Accurel on these and other systems used by Accurel.  Service revenue from Accurel was $0.4 million in 2002, $0.5 million in 2001 and $0.5 million in 2000.  In addition, we have guaranteed certain third party leases of Accurel, up to a maximum of $0.5 million as of December 31, 2002.

Aggregate payments of  $0.14 million were due from Accurel on March 26, 2003 for the purchase of a Vectra 986+ circuit edit tool. As of March 26, 2003, no payments had been received. We are currently in discussions with Accurel regarding collection of these delinquent payments.

Stock Purchase Loan – On June 25, 1998, we loaned $1.1 million to our Chairman, President and Chief Executive Officer for the purchase of restricted FEI stock.  The loan was originally due June 25, 2002 and bore interest at a rate of 5.58%. Effective June 25, 2002, our board of directors approved an amendment to the loan to extend the loan’s due date to June 25, 2005 and to increase the interest rate to 5.75%.

Terminated Merger Agreement with Veeco Instruments Inc.

On July 11, 2002, we entered into a merger agreement with Veeco Instruments Inc.  On January 9, 2003, we jointly announced with Veeco that we would not proceed with the merger due to the difficult overall market and economic conditions, and the uncertain timing of an industry recovery.  During 2002, $6.8 million of legal, accounting and investment banking costs were incurred and expensed in connection with the proposed merger with Veeco.

Recently Issued Accounting Pronouncements

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.  This statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no effect on our results of operations or cash flows for the year ended December 31, 2002.  The amount of goodwill amortization expense was $3.1 million for both the years ended December 31, 2000 and 2001.  We completed impairment testing in November 2002 required by SFAS No. 142 and determined that there was no impairment to our existing goodwill.  SFAS No. 142 did not affect the accounting treatment for our other purchased technology, such as existing technology and in-process research and development.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in August 2001 and became effective January 1, 2002.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB Opinion No. 30, “Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations.  The adoption of SFAS No. 144 did not have a material effect on our financial position, results of operations or cash flows.

On July 30, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  In the past, we have restructured from time to time, and this may occur in the future.  All restructuring charges taken in the future will be expensed as incurred in accordance with SFAS No. 146.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” was issued in December 2002.  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation.  We have chosen to account for stock-based compensation using the intrinsic value method prescribed by APB No. 25.  The provisions of this statement are effective for fiscal years ended after December 15, 2002.  Thus, we have adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002.  As the adoption of this provision involves disclosures only, we do not expect a material impact on our financial position or results of operations.

In December 2002, FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  Financial Interpretation No. 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002.  We have adopted the disclosure provisions of FIN 45. We are evaluating Financial Interpretation No. 45, and have not yet determined the impact of adoption on our financial position, results of operations, or cash flows.

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures.  The purpose of Financial Interpretation No. 46 is to improve financial reporting by enterprises involved with variable interest entities by requiring consolidation of such entities.  Financial Interpretation No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We do not believe the adoption of this statement will have a material impact on our financial position, results of operations, or cash flows.

Backlog

Our backlog consists of purchase orders we have received for products and services we expect to ship and deliver within the next twelve months, although there is no assurance that we will be able to do so.  At December 31, 2002, our total backlog was $124 million.  At December 31, 2001, our total backlog was $136 million; a decrease of $12 million or 8.8%, consistent with the overall decline in net sales.  Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date.  A substantial portion of our backlog relates to orders for products with a relatively high average selling price.  As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date.  For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries.  Each of the foreign subsidiaries keeps its accounting records in its respective local currency.  These local currency denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect the consolidated results of operations and financial position.  The major foreign currencies in which we face periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling.  Although for each of the last three years more than 55% of our sales occurred outside of the U.S., a large portion of these foreign sales were denominated in U.S. dollars and euros.  Because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from sales in that geographic region.  Our raw materials, labor and other manufacturing costs primarily are denominated in U.S. dollars, euros and Czech korunas.  This situation has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in 2000 and 2001.  A weakening of the dollar in relation to the euro or Czech koruna would have an adverse effect on our reported results of operations, as was the case in 2002.  Movement of Asian currencies in relation to the dollar and euro also can affect our reported sales and results of operations because we derive more revenue than we incur costs from the Asia Pacific region.  In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.

As a result of an overall weakening of the U.S. dollar against European currencies and Japanese yen in 2002, net sales were positively affected.  As a result of an overall strengthening of the U.S. dollar against European currencies and Japanese yen in 2001, net sales were negatively affected.  Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date.  The resulting translation adjustments increased shareholders’ equity and comprehensive income for 2002 by $13.7 million.  Holding other variables constant, if the U.S. dollar weakened by 10%, shareholders’ equity would increase by approximately $12.5 million.

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts.  The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.  We do not, however, enter into derivative financial instruments for speculative purposes.  From time to time, we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions.  As of December 31, 2002, the aggregate stated amount of these contracts was $51.6 million.  Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of December 31, 2002 would decrease by approximately $1.9 million.  The decrease in value would be substantially offset by the revaluation of the underlying hedged transactions.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investments. Since we have no variable interest rate debt outstanding at December 31, 2002, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percent increase in interest rates.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of December 31, 2002, we held cash and cash equivalents of $167.4 million that consist of cash and highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income by approximately $2 million.  Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of December 31, 2002, we held short and long-term fixed rate investments of $106.2 million that consisted of corporate notes and bonds and mortgaged-backed securities.  An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity.  Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates.  A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income from these items of less than $1 million.

The following summarizes our investments, weighted average yields and expected maturity dates as of December 31, 2002 (in thousands, except interest rates):

	2003	2004	Total

Corporate notes and bonds	$47,142	$6,713	$53,855

Weighted average yield	2.95%	3.24%	2.99%

Mortgage-backed Securities	7,034	45,318	52,352

Weighted average yield	2.01%	2.57%	2.49%

Total investment securities	$54,176	$52,031	$106,207

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of FEI Company
Hillsboro, Oregon

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company implemented Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective January 1, 2000 and adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 10, 2003

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2002

(In Thousands)

	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,862	$167,423
Short-term investments in marketable securities	118,814	54,176
Receivables, net	80,899	87,993
Current accounts with Philips	2,401	—
Current receivable from Accurel	111	1,118
Inventories	76,533	88,692
Deferred income taxes	16,900	18,934
Other current assets	7,300	7,530

Total current assets	479,820	425,866

NON-CURRENT INVESTMENTS IN MARKETABLE SECURITIES	—	52,031

LONG-TERM RECEIVABLE FROM ACCUREL	—	2,238

PROPERTY, PLANT AND EQUIPMENT	34,526	56,702

PURCHASED TECHNOLOGY, NET	30,680	25,863

GOODWILL, NET	32,497	32,859

OTHER ASSETS	29,953	44,857

TOTAL ASSETS	$607,476	$640,416

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,569	$35,179
Current account with Philips	—	5,629
Accrued payroll liabilities	13,042	8,522
Accrued warranty reserves	18,988	16,099
Deferred revenue	29,125	29,741
Income taxes payable	17,804	9,532
Accrued restructuring and reorganization	—	5,202
Other current liabilities	24,268	18,423

Total current liabilities	130,796	128,327

CONVERTIBLE DEBT	175,000	175,000

DEFERRED INCOME TAXES	4,100	7,561

OTHER LIABILITIES	1,064	2,603

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 45,000 shares authorized; 32,053 and 32,647 issued and outstanding as of December 31, 2001 and 2002, respectively	317,140	325,203
Note receivable from shareholder	(1,116)	(1,116)
Accumulated deficit	(10,368)	(1,690)
Accumulated other comprehensive income (loss)	(9,140)	4,528

Total shareholders’ equity	296,516	326,925

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$607,476	$640,416

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands, Except Per Share Amounts)

	2000	2001	2002
NET SALES:
Products	$263,630	$317,841	$267,981
Products-related party	9,936	2,678	5,596
Service	44,721	53,936	67,273
Service-related party	2,013	1,549	531
Total net sales	320,300	376,004	341,381
COST OF SALES:
Products	144,557	150,733	144,952
Service	38,621	42,879	46,616
Total cost of sales	183,178	193,612	191,568
Gross profit	137,122	182,392	149,813

OPERATING EXPENSES:
Research and development	31,617	41,503	42,483
Selling, general and administrative	62,834	71,620	71,531
Amortization of purchased goodwill and technology	6,151	6,757	4,817
Purchased in-process research and development	—	3,438	—
Merger costs	—	—	6,839
Restructuring and reorganization costs	—	—	5,529
Total operating expenses	100,602	123,318	131,199

OPERATING INCOME	36,520	59,074	18,614

OTHER INCOME (EXPENSE):
Interest income	879	4,662	6,809
Interest expense	(2,336)	(5,580)	(11,067)
Valuation adjustment	—	(3,718)	—
Other	(180)	562	(688)
Total other expense, net	(1,637)	(4,074)	(4,946)

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	34,883	55,000	13,668

INCOME TAX EXPENSE	14,073	22,494	4,990

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	20,810	32,506	8,678

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $4,405	(7,499)	—	—

NET INCOME	$13,311	$32,506	$8,678

PER SHARE DATA:
Basic:
Income before cumulative effect of change in accounting principle	$0.74	$1.06	$0.27
Cumulative effect of change in accounting principle	(0.27)	—	—
Net income	$0.47	$1.06	$0.27
Diluted:
Income before cumulative effect of change in accounting principle	$0.70	$1.02	$0.26
Cumulative effect of change in accounting principle	(0.25)	—	—
Net income	$0.45	$1.02	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,091	30,563	32,493
Diluted	29,827	31,986	33,460

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands)

	2000	2001	2002

NET INCOME	$13,311	$32,506	$8,678

OTHER COMPREHENSIVE INCOME (LOSS):

Foreign currency translation adjustment, zero taxes provided	(1,740)	1,128	13,668

COMPREHENSIVE INCOME	$11,571	$33,634	$22,346

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

(In Thousands)

	Common Stock		Note Receivable From Shareholder	Accumu- lated Deficit	Accumu- lated Other Comprehensive Income (Loss)	Total
	Shares	Amount

BALANCE, JANUARY 1, 2000	27,544	$218,406	$(1,116)	$(56,185)	$(8,528)	$152,577

Net income	—	—	—	13,311	—	13,311
Employee purchases of common stock through employee stock purchase plan	189	1,404	—	—	—	1,404
Stock options exercised	389	3,250	—	—	—	3,250
Shares issued to Philips for pre- merger options exercised	384	—	—	—	—	—
Sale of stock to Philips	5	144	—	—	—	144
Repurchase of common stock	(22)	(657)	—	—	—	(657)
Translation adjustment	—	—	—	—	(1,740)	(1,740)

BALANCE, DECEMBER 31, 2000	28,489	222,547	(1,116)	(42,874)	(10,268)	168,289

Net income	—	—	—	32,506	—	32,506
Employee purchases of common stock through employee stock purchase plan	120	2,065	—	—	—	2,065
Stock options exercised	211	1,553	—	—	—	1,553
Shares issued to Philips for pre-merger options exercised	22	—	—	—	—	—
Shares issued in public offering	3,067	87,994	—	—	—	87,994
PEO Combination resolution (Note 16)	—	(5,000)	—	—	—	(5,000)
Shares issued for acquisitions	194	6,588	—	—	—	6,588
Repurchase of common stock	(50)	(1,009)	—	—	—	(1,009)
Tax benefit of non-qualified stock options exercised	—	2,402	—	—	—	2,402
Translation adjustment	—	—	—	—	1,128	1,128

BALANCE, DECEMBER 31, 2001	32,053	317,140	(1,116)	(10,368)	(9,140)	296,516

Net income	—	—	—	8,678	—	8,678
Employee purchases of common stock through employee stock purchase plan	158	2,811	—	—	—	2,811
Stock options exercised	247	2,490	—	—	—	2,490
Shares issued to Philips for pre-merger options exercised	189	—	—	—	—	—
Tax benefit of non-qualified stock options exercised	—	2,762	—	—	—	2,762
Translation adjustment	—	—	—	—	13,668	13,668

BALANCE, DECEMBER 31, 2002	32,647	$325,203	$(1,116)	$(1,690)	$4,528	$326,925

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

(In Thousands)

	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,311	$32,506	$8,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,359	13,194	13,742
Amortization	7,920	9,204	7,486
Purchased in-process research and development	—	3,438	—
Loss on retirement of fixed assets	176	354	335
Valuation adjustment	—	3,718	—
Deferred income taxes	(6,479)	(259)	1,427
Tax benefit of non-qualified stock options exercised	—	2,402	2,762
Decrease (increase) in assets:
Receivables	(5,068)	1,663	(2,700)
Current accounts with Philips	(5,171)	(2,135)	10,618
Current receivable from Accurel	(984)	1,017	(1,007)
Inventories	3,074	(14,560)	4,553
Other assets	(732)	(4,925)	(16,703)
Increase (decrease) in liabilities:
Accounts payable	11,320	(7,056)	3,941
Accrued payroll liabilities	4,758	473	(5,073)
Accrued warranty reserves	6,423	1,445	(4,361)
Deferred revenue	(590)	8,228	(1,728)
Income taxes payable	3,877	7,882	(9,750)
Accrued restructuring and reorganization costs	—	—	5,202
Other liabilities	(3,786)	5,607	(671)

Net cash provided by operating activities	38,408	62,196	16,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(13,901)	(22,122)	(38,413)
Investment in software development	(2,413)	(2,005)	(5,767)
Investment in unconsolidated affiliate	(1,250)	—	(1,115)
Purchase of investments in marketable securities	—	(118,814)	(230,287)
Redemption of investments in marketable securities	—	—	242,894
Acquisition of patents	—	(200)	(728)
Acquisition of businesses, net of cash acquired	—	(1,400)	(1,374)

Net cash used in investing activities	(17,564)	(144,541)	(34,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) bank lines of credit	342	(1,534)	—
Net repayments under credit facility with Philips	(10,680)	(24,140)	—
Proceeds from convertible debt offering, net of expenses	—	169,119	—
Proceeds from common stock offering, net of expenses	—	87,994	—
Proceeds from exercise of stock options and employee stock purchases	4,654	3,618	5,301
Proceeds from sale of stock to Philips	144	—	—
Repurchase of common stock	(657)	(1,009)	—

Net cash provided by (used in) financing activities	(6,197)	234,048	5,301

EFFECT OF EXCHANGE RATE CHANGES	(1,740)	1,128	3,299

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,907	152,831	(9,439)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,124	24,031	176,862

CASH AND CASH EQUIVALENTS, END OF YEAR	$24,031	$176,862	$167,423

See notes to consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business  – FEI Company and its wholly-owned subsidiaries (“FEI” or the “Company”) design, manufacture, market and service products based on focused charged particle beam technology.  The Company’s products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”) and DualBeam systems that combine a FIB column and a SEM column on a single platform.  The Company also designs, manufactures and sells some of the components of electron microscopes and FIBs to other manufacturers.  The Company has research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, the Netherlands; Munich, Germany; and Brno, Czech Republic.  Sales and service operations are conducted in the United States of America (“U.S.”) and 28 other countries located throughout North America, Europe and the Asia Pacific Region.  The Company also sells its products through independent agents and representatives in various additional countries.  The Company’s products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields.

Basis of Presentation – The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Financial Reporting – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, income tax related contingencies, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill, and the timing of revenue recognition.  It is reasonably possible the estimates may change in the near future.

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

Dependence on Key Suppliers – Although many of the components and subassemblies included in the Company’s system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Enabling Technologies Group B.V. (“Philips Enabling Technologies Group”).  A second supplier, Nu-Way Electronics, Inc., is currently a sole source for electronic sub-assemblies that were previously manufactured at the Company’s facilities in Eindhoven.  In addition, the Company obtains a significant portion of its component parts from a limited number of suppliers.  The Company believes some of the components supplied to it are available to the suppliers only from single sources.  Those parts subject to single or limited source supply are monitored by the Company to ensure that adequate sources are available to maintain manufacturing schedules.  Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company.  In the ordinary course of business, the Company continually evaluates its existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

Foreign Currency Translation – Assets and liabilities denominated in a foreign currency, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date.  Gains and losses resulting from the translation of assets, liabilities and equity are included in accumulated other comprehensive income (loss) on the consolidated balance sheet.  Transactions representing revenues, costs and expenses are translated using an average rate of exchange for the period.  Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statements of operations as other income (expense) and aggregated $(267) in 2000, $833 in 2001 and $(309) in 2002.

Forward Exchange Contracts – Most of the Company’s subsidiaries transact some business in currencies other than their functional currencies.  As a result, changes in foreign currency exchange rates may have an impact on the Company’s operating results.  Forward exchange contracts are used to offset a portion of the risk of foreign currency fluctuations.  The Company does not hold or issue derivative financial instruments for trading purposes.  The purpose of the Company’s hedging activities is to reduce risk that the eventual cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  The Company accounts for such forward exchange contracts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, realized and unrealized gains and losses on such contracts are recognized in the consolidated statements of operations concurrent with the related transactions.  The related assets and liabilities at December 31, 2002 are not material.

Asset Impairment – The Company evaluates the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If there is an indication of impairment, the Company prepares an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying value of the asset, the Company adjusts the carrying amount of the asset to its estimated fair value.  Goodwill is evaluated for impairment annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable.

Cash and Cash Equivalents – Include cash deposits in banks, money market funds and other highly liquid marketable securities with original maturities of three months or less at the date of acquisition.

Investments – Investments represent marketable debt securities with maturities greater than three months at the time of purchase.  All such investments are classified as held-to-maturity and, accordingly, are carried at amortized cost on the consolidated balance sheet.  Investments with maturities greater than 12 months from the balance sheet date are classified as non-current investments.  Non-current investments at December 31, 2002 mature at varying dates through December 13, 2004.

Inventories – Inventories are stated at lower of cost or market with cost determined by standard cost methods, which approximate the first-in, first-out method.  Inventory costs include material, labor and manufacturing overhead.  Service inventories that exceed the estimated requirements for the next 12 months based on recent usage levels are reported as other assets.  Management has established inventory reserves based on estimates of excess and/or obsolete current and noncurrent inventory.

Deferred Income Taxes – Deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.  Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

Property, Plant and Equipment  – Land is stated at cost.  Buildings and improvements are stated at cost and depreciated over estimated useful lives of approximately thirty-five years using the straight-line method.  Equipment, including systems used in research and development activities, production and in demonstration laboratories, is stated at cost and depreciated over estimated useful lives of approximately three to seven years using the straight-line method.  Leasehold improvements are amortized over the shorter of their economic lives or the lease term.  Maintenance and repairs are expensed as incurred.

Purchased Goodwill and Technology – Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired, was amortized through December 31, 2001 on a straight-line basis over the estimated economic lives for acquisitions made before July 1, 2001.  For acquisitions made after June 30, 2001, purchased goodwill is not amortized.  See also Recently Issued Accounting Pronouncements below.  Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology.  The value of purchased in-process research and development in a business combination, which represents the net present value of products under development as of the combination date, is expensed immediately following the date of business combination.  Changes in technology could affect the Company’s estimate of the useful lives of such assets.  See Note 2.

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

Revenue Recognition and Cumulative Effect of Change in Accounting Principle – For products produced according to the Company’s published specifications, revenue is recognized when title to the product and the risks and rewards of ownership pass to the customer.  For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when title and the risks and rewards of ownership have passed to the customer.  In each case, the portion of revenue applicable to installation and customer acceptance is recognized upon meeting specifications at the installation site.  For new applications of the Company’s products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

The Company also provides service for its products.  Revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue from service contracts is recognized ratably over the term of such service contracts.

The Company’s billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a holdback of 10 to 20 percent of the total purchase price subject to completion of installation and final acceptance process at the customer site.  Effective January 1, 2000, the Company changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed.  This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  Previously, the Company had recognized 100 percent of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since the Company has historically completed such installation services successfully and since such services have required minimal costs to complete.  The effect of this change, net of income taxes, is reported as the cumulative effect of a change in accounting principle for the year ended December 31, 2000.  This net effect reflects the deferral as of January 1, 2000 of $8,442 of revenue previously recognized and the accrual of $3,462 in cost of sales previously deferred.  The Company recognized the $8,442 in deferred revenue included in the cumulative effect adjustment as of January 1, 2000 during the year ended December 31, 2000.

Research and Development costs are expensed as incurred, except for capitalized software development costs (see above).

Advertising Costs are expensed as incurred.  The amount of advertising expense was $2,716 in 2000, $1,893 in 2001 and $2,098 in 2002.

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

No compensation cost has been recognized for stock options granted or ESPP shares issued at fair value on the date of grant or issuance.  Had compensation cost for the Company’s stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant, the Company’s net income and net income per share would have been reduced to the pro forma amounts shown as follows:

	Year Ended December 31,
	2000	2001	2002
Net income:
As reported	$13,311	$32,506	$8,678
Compensation cost	2,337	5,126	7,111
Pro forma	10,974	27,380	1,567

Net income per share, basic:
As reported	$0.47	$1.06	$0.27
Compensation cost	0.08	0.16	0.22
Pro forma	0.39	0.90	0.05

Net income per share, diluted:
As reported	$0.45	$1.02	$0.26
Compensation cost	0.08	0.16	0.21
Pro forma	0.37	0.86	0.05

Supplemental Cash Flow Information – Cash paid for interest totaled $1,836 in 2000, $1,234 in 2001 and $10,538 in 2002.  Cash paid for income taxes totaled $13,263 in 2000, $14,673 in 2001 and $11,835 in 2002.  Issuance of common stock for acquisition of businesses was $6,588 in the year ended December 31, 2001.  Assumption of debt for acquisition of businesses was $5,174 in 2001 and $1,484 in 2002.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements – The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.  The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives.  Instead, these assets are to be tested periodically for impairment and written down to their fair market value as necessary.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no effect on the Company’s results of operations or cash flows for the year ended December 31, 2002.  The amount of goodwill amortization expense was $3,150 and $3,149 for the years ended December 31, 2000 and 2001, respectively.  The Company completed impairment testing as required by SFAS No. 142 and determined there was no impairment to its existing goodwill.  SFAS No. 142 did not affect the accounting treatment for the Company’s other purchased technology such as existing technology.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in August 2001 and became effective January 1, 2002.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

On July 30, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  In the past, the Company has restructured from time to time, and this may occur in the future.  All charges taken in the future will be expensed as incurred in accordance with SFAS No. 146.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” was issued in December 2002.  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation.  The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed by APB No. 25.  The provisions of this statement are effective for fiscal years ended after December 15, 2002.  Thus, the Company has adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002.  As the adoption of this involves disclosures only, the Company does not expect a material impact on its financial position or results of operations.

In December 2002, FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  Financial Interpretation No. 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002.  The Company has adopted the disclosure provisions of FIN 45.  Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002.  The Company has not yet determined the impact of adoption on its financial position, results of operations, or cash flows.

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures.  The purpose of Financial Interpretation No. 46 is to improve financial reporting by enterprises involved with variable interest entities by requiring consolidation of such entities.  Financial Interpretation No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

2.                                      MERGERS AND ACQUISITIONS

2001 Acquisitions

On April 24, 2001, the Company acquired all of the outstanding common stock of Deschutes Corporation (“Deschutes”), a manufacturer of focused charged particle beam systems, in a transaction accounted for under the purchase method.  Deschutes’ results of operations are included in the consolidated financial statements for the period subsequent to April 24, 2001.  The original purchase price of $3,012 included $650 of cash, 51 thousand shares of FEI common stock valued at $1,279 and $1,083 of liabilities assumed.  In 2002, an additional $400 was paid (consisting of 8 thousand shares of the Company’s common stock, valued at $200, and $200 of cash) upon the meeting of milestones.  The purchase price may be increased by an additional amount of up to $200 (consisting of 4 thousand shares of the Company’s common stock, valued at $100, and $100 of cash) if certain additional milestones are met.

On August 13, 2001, the Company purchased all of the assets and assumed certain liabilities of Surface/Interface, Inc. (“Surface/Interface”), a supplier of stylus nanoprofilometry systems, in a transaction accounted for under the purchase method.  Activity of the Surface/Interface business is included in the consolidated financial statements for the period subsequent to August 13, 2001.  The purchase price of $12,365 included $750 cash, 132 thousand shares of FEI common stock valued at $5,009, the assumption of $4,091 of Surface/Interface’s liabilities and the Company’s previous investment and advances to Surface/Interface of $2,515.  The Company’s Chief Executive Officer and members of his family held an ownership interest in Surface/Interface up to the date of the acquisition in August 2001.

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

The total purchase price of Deschutes was allocated $204 to current assets, $28 to equipment, $2,185 to existing technology, $200 to goodwill and $395 to in-process research and development.  In estimating the value of purchased in-process research and development, the Company identified one significant project under development at the date of the acquisition.  This project represents image engine technology that could be applied to certain of our existing FIB products and, if successful, would improve the performance and reliability of these products.  This project had not been proven technologically feasible nor had it generated cost savings as of the date of the evaluation.  In accordance with the Company’s policy to expense research and development costs as they are incurred, a charge of $395 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the acquisition.  In estimating the value of existing technology, one existing product line was identified primarily for the data storage industry.  This existing product line is currently generating revenue for the Company.  As of December 31, 2002, the image engine project was complete.  The total cost of the image engine project was approximately $500 due to expanded scope and enhanced specifications for the project.  The image engine project technology is now targeted for use in products expected to be shipped beginning in 2003.

The total purchase price of Surface/Interface was allocated $327 to current assets, $575 to equipment, $315 to other assets, $6,889 to existing technology, $1,216 to goodwill and $3,043 to in-process research and development.  In estimating the value of purchased in-process research and development, the Company identified one significant project under development at the date of the acquisition.  This project represents the development of a new metrology tool with wafer handling capability.  This project had not been proven technologically feasible nor had it generated revenue as of the date of the evaluation.  In accordance with the Company’s policy to expense research and development costs as they are incurred, a charge of $3,043 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the closing of the acquisition.  In estimating the value of existing technology, two existing product lines were identified primarily for the semiconductor metrology market.  The existing product lines are currently generating revenue for the Company.  As of December 31, 2002, the metrology tool project was complete, with initial product shipments expected in early 2003. The metrology tool project cost approximately $1,500 to complete due to further design modifications related to a change in market direction and enhanced product specifications.

2002 Acquisitions

On June 10, 2002, the Company purchased all of the assets and assumed certain liabilities of Atomika Instruments GmbH (“Atomika”), a supplier of secondary ion mass spectrometry equipment, in a transaction accounted for under the purchase method.  Atomika was under bankruptcy protection at the time of the transaction.  Activity of this business is included in the consolidated financial statements for the period subsequent to June 10, 2002.  The purchase price of $2,458 included $974 cash, and the assumption of $1,484 of liabilities.  The total purchase price of these assets was allocated $2,406 to current assets and $52 to equipment.  There were no intangible assets identified in the purchase price allocation for this asset purchase.

Purchased Technology and Goodwill

Purchased technology and goodwill consisted of the following:

	Amortization Period	December 31,
		2001	2002
Existing technology from PEO Combination, net of amortization of $6,642 and $8,016, respectively	12 years	$9,848	$8,474
Existing technology from Micrion acquisition, net of amortization of $3,914 and $5,542, respectively	10 years	12,363	10,735
Existing technology from other acquisitions, net of amortization of $605 and $2,420, respectively	5 years	8,469	6,654

Purchased technology, net		$30,680	$25,863

Goodwill from PEO Combination, net of amortization of $5,614 and $5,614, respectively	15 years*	$11,561	$11,612
Goodwill from Micrion acquisition, net of amortization of $4,558 and $4,558, respectively	12 years*	19,520	19,431
Goodwill from other acquisitions	*	1,416	1,816

Goodwill, net		$32,497	$32,859

*  Amortization was discontinued effective January 1, 2002 in accordance with SFAS No. 142.

Changes in goodwill from both the combination with the electron optics business of Philips (also referred to as the “PEO Combination”) and the Micrion acquisition are the result of foreign currency fluctuations as a portion of the goodwill is recorded on the books of foreign subsidiaries. The increase in goodwill from other acquisitions is the result of the milestone payments made during 2002 for the Deschutes acquisition, as discussed above.

In accordance with SFAS No. 142, the results for the years ended December 31, 2000 and 2001 have not been restated.  A reconciliation of net income to pro forma net income as if SFAS No. 142 had been adopted January 1, 2000 is presented below.

	Year Ended December 31,
	2000	2001

Net income, as reported	$13,311	$32,506
Add goodwill amortization, no tax effect	3,150	3,149

Net income, pro forma	$16,461	$35,655

Net income per share, basic:
As reported	$0.47	$1.06
Pro forma	$0.59	$1.17

Net income per share, diluted:
As reported	$0.45	$1.02
Pro forma	$0.55	$1.11

Excluding the effects of any impairment or future acquisitions, the estimated amortization of existing technology for the next five years are $4,817, $4,817, $4,817, $4,211 and $3,002 for the years ended December 31, 2003 through 2007, respectively.

3.                                      INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities are classified as held-to-maturity based on the Company’s intent and ability to hold them.  As such, they are recorded at their amortized cost.

Short-term investments in marketable securities consisted of:

	December 31,
	2001	2002

Corporate notes and bonds	$4,220	$47,142
Commercial paper	114,594	—
Mortgage backed securities	—	7,034

Short-term investments in marketable securities	$118,814	$54,176

Non-current investments in marketable securities consisted of:

December 31, 2002

Mortgage backed securities	$45,318
Corporate notes and bonds	6,713

Non-current investments in marketable securities	$52,031

Non-current investments at December 31, 2002 mature at varying dates through December 13, 2004.

4.                                      RECEIVABLES

Receivables consisted of the following:

	December 31,
	2001	2002

Trade accounts receivable	$84,420	$92,407
Allowance for doubtful accounts	(3,521)	(4,414)

Receivables, net	$80,899	$87,993

5.                                      INVENTORIES

Inventories consisted of the following:

	December 31,
	2001	2002

Raw materials and assembled parts	$37,006	$35,867
Service inventories; estimated current requirements	7,247	10,404
Work in process	24,253	30,449
Finished goods	18,604	17,724

	87,110	94,444
Reserve for excess and obsolete inventory	(10,577)	(5,752)

Total inventories	$76,533	$88,692

The Company disposed of inventory and charged the cost against the related excess and obsolescence reserve in the amount of $2,273 during the year ended December 31, 2001 and $7,599 during the year ended December 31, 2002.

6.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2001	2002

Land	$—	$7,869
Buildings	—	9,037
Leasehold improvements	4,675	5,582
Machinery and equipment	28,923	36,437
Demonstration systems	26,196	34,047
Other fixed assets	11,193	13,017

	70,987	105,989
Accumulated depreciation	(36,461)	(49,287)

Total property, plant and equipment	$34,526	$56,702

On July 30, 2002, the Company purchased a 27-acre site and 180,000 square feet of office and manufacturing space in Hillsboro, Oregon.

7.                                      OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2001	2002

Service inventories, estimated non-current requirements, net of obsolescence reserves of $9,686 and $11,146, respectively	$17,301	$26,768
Capitalized software development costs, net of amortization of $5,016 and $4,659, respectively	5,175	9,461
Debt issuance costs, net of amortization of $350 and $1,193, respectively	5,532	4,707
Patents, net of amortization of $163 and $244, respectively	358	1,001
Investment in unconsolidated affiliates	—	1,115
Deposits and other	1,587	1,805

Total other assets	$29,953	$44,857

The Company disposed of non-current service inventory and charged the cost against the related excess and obsolescence reserve in the amount of $1,681 during the year ended December 31, 2001 and $3,133 during the year ended December 31, 2002.

Software development costs capitalized during the years ended December 31, 2000, 2001 and 2002 were $2,413, $2,005 and $5,767, respectively.  Amortization of software development costs was $1,748 in 2000, $2,016 in 2001 and $1,740 in 2002.

In September 1999, the Company purchased 1,232 shares of preferred stock in Surface/Interface for $3,000 in cash.  In June 2000, the Company purchased an additional 513 shares of preferred stock for $1,250 in cash.  In August 2001, the Company purchased all of the assets and assumed certain liabilities of Surface/Interface.  As a result of the 2001 acquisition, the Company adjusted the carrying value of its previous investment in Surface/Interface to reflect the acquisition purchase price and recorded a valuation charge to earnings of $3,718 in 2001.

Patents include amounts paid to Philips.  See Note 16 for additional information.

In March 2002, the Company purchased 529 shares of Series B preferred stock and 226 warrants to purchase Series B preferred stock of Neocera, Inc., a start-up company that manufactures metrology equipment for the semiconductor manufacturing market.  The total cost of the investment was $990.

In October 2002, the Company invested $125 in a start-up company owned by a former employee.

8.                                      CREDIT FACILITIES

The Company maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S. and certain limited bank facilities in selected foreign countries.  In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. and a $3,132 unsecured and uncommitted bank facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At December 31, 2002, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $1,450 to secure customer advance deposits under these bank facilities.  The Company also had outstanding at December 31, 2002, $8,879 of foreign bank guarantees that are secured by cash balances.

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

9.                                      LEASE OBLIGATIONS

Operations are conducted in manufacturing and administrative facilities under operating leases that extend through 2008.  The lease agreements generally provide for payment of base rental amounts plus the Company’s share of property taxes and common area costs.  The leases generally provide renewal options at current market rates.

Rent expense is recognized on a straight-line basis over the term of the lease.  Rent expense was $4,998 in 2000, $6,367 in 2001 and $7,514 in 2002.

The approximate future minimum rental payments due under these agreements as of December 31, 2002 are $7,730, $6,769, $5,553, $4,540 and $3,926 for the years ending December 31, 2003 through 2007, respectively, and $1,761 thereafter.

10.                               WARRANTY RESERVES

A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades, and is charged to cost of sales in the accompanying consolidated statements of operations.  Costs incurred for warranty work are charged against the reserve.  The following is a summary of warranty reserve activity:

	Balance, Beginning of Period	Increase to Reserve	(1) Other Additions	Warranty Costs Incurred	Balance, End of Period

Year ended December 31, 2000	$9,378	$12,501	$—	$(5,424)	$16,455

Year ended December 31, 2001	$16,455	$14,430	$—	$(11,897)	$18,988

Year ended December 31, 2002	$18,988	$18,124	$509	$(21,522)	$16,099

(1)                                  Other additions in 2002 represent warranty reserves acquired with Atomika.  See Note 2.

Our estimated warranty costs are reviewed and updated on a quarterly basis, which historically have not resulted in material adjustments to previous estimates.

11.                               INCOME TAXES

Income tax expense on income before cumulative effect of change in accounting principle consisted of the following:

	Year Ended December 31,
	2000	2001	2002
Current:
Federal	$10,064	$11,141	$(2,821)
State	1,772	2,982	(564)
Foreign	8,945	8,187	9,802

Subtotal	20,781	22,310	6,417
Deferred expense (benefit)	(6,708)	184	(1,427)

Total income tax expense	$14,073	$22,494	$4,990

The effective income tax rate applied to income before cumulative effect of change in accounting principle varies from the U.S. federal statutory rate due to the following:

	Year Ended December 31,
	2000	2001	2002

Expected tax expense at statutory rates	$12,209	$19,250	$4,784
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	656	1,637	410
Foreign taxes, including U.S. export benefit	(957)	612	469
Research and experimentation credit	—	(1,985)	(1,273)
Purchased in-process research and development	—	1,203	—
Goodwill amortization	1,089	1,102	—
Other	1,076	675	600

Total tax expense	$14,073	$22,494	$4,990

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2001	2002
Deferred tax assets:
Accrued liabilities	$576	$1,849
Warranty reserves	5,215	1,779
Inventory reserves	6,151	3,244
Allowance for bad debts	929	868
Basis differences in investments	424	—
Net capital loss carryforwards	2,763	2,763
Revenue recognition	5,179	2,011
Net operating loss carryforwards	1,476	9,107
Foreign jurisdictions	1,533	2,511
Basis difference in equipment	53	1,516
Other assets	264	233
Gross deferred tax assets	24,563	25,881

Valuation allowance	(1,476)	(3,595)

Net deferred tax assets	23,087	22,286

Deferred tax liabilities:
Capitalized software development costs	(246)	(1,466)
Existing technology and other intangibles	(8,727)	(6,726)
Foreign jurisdictions	(1,290)	(1,263)
Other liabilities	(24)	(1,458)

Total deferred tax liabilities	(10,287)	(10,913)

Net deferred tax asset	$12,800	$11,373

The net change in the total valuation allowance for 2002 was an increase of $2,119.  The change in valuation allowance relates to the anticipation of the expiration of a capital loss carryforward in 2003 and an allowance for the estimated inability to utilize certain foreign net operating loss carryforwards.  Net capital loss carryforwards of $1,293 will expire in 2003 and $1,470 will expire in 2006 if not utilized by the Company.

At December 31, 2002, the Company had approximately $15,200 of net operating loss carryforwards to offset against future income for federal income tax purposes, which expire in 2022, $10,400 for Oregon state income tax purposes, which expire in 2017, and approximately $5,800 of foreign net operating loss carryforwards.

These deferred tax components are reflected in the consolidated balance sheet as follows:

	December 31,
	2001	2002
Deferred tax:
Current asset	$16,900	$18,934
Non-current liability	(4,100)	(7,561)

Net deferred tax asset	$12,800	$11,373

As of December 31, 2002, U.S. income taxes have not been provided for approximately $87,000 of cumulative undistributed earnings of several non-U.S. subsidiaries because the Company intends to reinvest these earnings indefinitely in operations outside the U.S.  Foreign tax provisions have been provided for these cumulative undistributed earnings.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.  Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The U.S. Internal Revenue Service (“IRS”) recently completed an audit of the Company’s federal income tax returns for the years 1997, 1998 and 1999.  The outcome of the IRS audit did not have a material effect on the Company’s financial position, results of operations or cash flows.

12.                               RESTRUCTURING AND REORGANIZATION

During the fourth quarter of 2002, in response to the continuing global economic downturn, the Company recorded restructuring and reorganization charges of $5,529 related to its plan to consolidate operations, reduce excess leased facilities, and reduce operating expenses.  Costs included in the charges consist of employee termination and other related costs, and facility and leasehold improvement charges related to future abandonment of various leased office and manufacturing sites in North America and Europe.

The plan, as of December 2002, included the removal of approximately 145 employees, or 9% of our worldwide work force.  The positions affected include manufacturing, marketing, administrative, field service and sales personnel.  During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  Approximately 40% of the planned terminations were completed in the fourth quarter of 2002, and the remaining positions will be terminated throughout 2003:  approximately 3%, 12%, 22% and 23%, in the first through fourth quarters of 2003, respectively.  The positions remaining to be terminated as of December 31, 2002 primarily are located in the U.S. and Europe.  For certain of the terminated employees in foreign countries, we are required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

Leasehold improvements and facilities represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining net book value of leasehold improvements for various buildings located in the U.S. and Europe.  Lease costs and leasehold improvements for these facilities will be charged against the restructuring accrual on a monthly basis when the premises are vacated, until the lease contracts expire or the facilities are sub-leased.  The Company expects to vacate these premises during 2003.

The above restructuring charges are based on estimates that are subject to change.  Workforce related charges could change because of shifts in timing or changes in amounts of severance and outplacement benefits.  Facilities charges could change because of changes in when we vacate the buildings or changes in sublease income.  Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is dependent upon lease market conditions at the time we negotiate the lease termination and sublease arrangements.

The various components of the charge in the fourth quarter of 2002 were as follows:

	Charged to Expense	Currency Settled	Translation	Ending Accrued Liability

Severance, outplacement and related benefits for terminated employees	$3,660	$(467)	$140	$3,333
Leasehold improvements and facilities	1,869	—	—	1,869

Balance accrued as of December 31, 2002	$5,529	$(467)	$140	$5,202

13.                               SHAREHOLDERS’ EQUITY

Capital Stock – As of December 31, 2002, approximately 4.5 million shares of common stock were reserved for stock incentive plans.

On February 21, 1997, the Company acquired substantially all of the assets and liabilities of the electron optics business of Philips, in a transaction accounted for as a reverse acquisition.  As part of the PEO Combination, the Company agreed to issue to Philips additional shares of common stock of the Company whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options.  The Company receives no additional consideration for these shares issued to Philips under this agreement.  The Company issued 22 thousand shares in 2001 and 189 thousand shares in 2002 to Philips under this agreement.  As of December 31, 2002, 269 thousand shares of the Company’s common stock are potentially issuable and reserved for issuance as a result of this agreement.

On May 22, 2001, the Company completed a public offering of 3.1 million shares of FEI common stock sold by the Company and 6.1 million shares of FEI common stock sold by Philips.  Proceeds to the Company, net of underwriting discounts, commissions and offering expenses, totaled $87,994.  At completion of the offering, Philips’ ownership of FEI common stock was reduced to approximately 8.1 million shares, or 25.6% of the total FEI common shares then outstanding, compared with 49.7% ownership prior to the offering.

On September 18, 2001 the Company announced a share repurchase program had been approved by the Board of Directors.  The program allows the purchase of up to 2 million shares of the Company’s common stock over a nine-month period ended June 18, 2002.  During 2001, the Company repurchased and retired 50 thousand shares at a total cost of $1,009.  There were no shares repurchased during 2002.

Stock Incentive Plans – The Company maintains stock incentive plans for selected directors, officers, employees and certain other parties which allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses and stock appreciation rights and to sell restricted stock.  The 1995 Stock Incentive Plan (“1995 Plan”) allows for issuance of a maximum of 5 million shares.  The 1995 Supplemental Stock Incentive Plan (“1995 Supplemental Plan”) allows for issuance of a maximum of 500 thousand shares.  The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the discretion of the Board of Directors.  At December 31, 2002, there were 1.5 million shares available for grant under these plans.

Options are granted under various vesting arrangements, up to a maximum of five years.  Options expire after a maximum of ten years.  Options outstanding are summarized as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 1999	2,306	$7.66	679	$7.78

Options granted	428	23.14
Options exercised	(389)	8.36
Options expired or cancelled	(336)	7.86

Balance, December 31, 2000	2,009	10.79	574	7.40

Options granted	929	27.69
Options exercised	(211)	7.96
Options expired or cancelled	(143)	12.58

Balance, December 31, 2001	2,584	16.99	875	9.14

Options granted	790	30.99
Options exercised	(247)	9.56
Options expired or cancelled	(156)	22.48

Balance, December 31, 2002	2,971	$21.04	1,190	$12.68

Additional information regarding options outstanding as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2002	Weighted Avg. Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 31, 2002	Weighted Average Exercise Price

$6.63 – $7.28	773	6.1	$6.84	691	$6.81
$7.38 – $23.88	843	7.4	17.96	328	16.05
$24.50 – $31.97	772	8.7	28.73	126	27.40
$32.15 – $40.33	583	8.9	34.16	45	37.09

	2,971	7.7	$21.04	1,190	$12.68

The weighted average fair value of options granted, as calculated under SFAS No. 123, was $15.65 in 2000, $18.50 in 2001 and $19.56 in 2002.

Employee Share Purchase Plan – In 1998 the Company implemented an Employee Share Purchase Plan (“ESPP”).  Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of common stock of the Company.  Each ESPP offering period consists of two consecutive six-month purchase periods. The purchase price in a purchase period is set at a fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date. If the fair market value of a share of stock on a purchase date (other than the final purchase date of an offering period) is less than the fair market value of a share stock on the offering date of the offering period, the offering period and purchase price are re-set on the first business day subsequent to such purchase date. The ESPP allows a maximum purchase of 1 thousand shares by each employee during any 12-month offering period.  During 2000, employees purchased 189 thousand shares at an average purchase price of $7.43.  During 2001, employees purchased 120 thousand shares at an average purchase price of $17.18.  During 2002, employees purchased 158 thousand shares at an average purchase price of $17.79.  At December 31, 2002, 484 thousand shares of common stock were reserved for issuance under the ESPP.  The weighted average fair value in excess of the purchase price for ESPP shares purchased, as calculated under SFAS No. 123, was $3.55 in 2000, $9.73 in 2001 and $10.37 in 2002.

Restricted Stock Award and Purchase –  On June 25, 1998, in connection with the commencement of his employment with FEI, Vahé Sarkissian, Chairman, President and Chief Executive Officer, was granted a stock bonus of 50 thousand shares of common stock of FEI.  The stock was valued at $7.41 per share, or $370, the fair market value on the date of grant.  25 thousand shares of the stock bonus were subject to forfeiture if Mr. Sarkissian’s employment as Chief Executive Officer of FEI terminated before June 25, 1999.  Effective June 25, 1998, the Company loaned Mr. Sarkissian an amount equal to his federal and state tax liability for the stock bonus.  This loan is forgiven at the rate of 20% annually if Mr. Sarkissian remains employed by the Company.  The balance remaining on the loan at December 31, 2002 was $11.

Also on June 25, 1998, in connection with the commencement of his employment, FEI sold to Mr. Sarkissian 151 thousand shares of common stock of FEI subject to specified restrictions.  The purchase price for the shares was $7.41, or $1,116, the fair market value on the date of purchase.  The restriction on these shares is removed at a rate of 20% on June 25, 1998 and an additional 20% annually thereafter through the year 2002.  Effective June 25, 1998, FEI loaned Mr. Sarkissian the amount of $1,116 for the purchase of these restricted shares.

Disclosure of Stock Based Compensation Costs –

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2000	2001	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility (based on historical volatility)	78.3%	79.6%	73.0%
Weighted average risk-free interest rate	6.2%	4.6%	3.8%
Weighted average expected term	5.0 years	5.1 years	5.2 years

The fair value of ESPP shares was estimated at the start of each purchase period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2000	2001	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility (based on historical volatility)	78.3%	79.6%	73.0%
Weighted average risk-free interest rate	4.8%	2.2%	2.0%
Weighted average expected term	0.5 years	0.5 years	0.5 years

14.                               EARNINGS PER SHARE

The Company reports basic and diluted net income per share in accordance with SFAS No. 128, “Earnings per Share.”  The difference between basic and diluted net income per share is a result of the dilutive effect of outstanding stock options, which are considered potential common shares.  The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2000	2001	2002

Weighted average shares outstanding-basic	28,091	30,563	32,493
Dilutive effect of stock options calculated using the treasury stock method	1,736	1,423	967
Weighted average shares outstanding-diluted	29,827	31,986	33,460

During the years ended December 31, 2000, 2001 and 2002, 139 thousand, 185 thousand and 1.5 million stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.  In addition, $175,000 of convertible debt issued in 2001 can be converted into 3.5 million shares of the Company’s stock, and these shares have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive in both 2001 and 2002.

15.                                                            EMPLOYEE BENEFIT PLANS

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

Through August 31, 2001, certain of these pension plans were sponsored by Philips.  The Company’s share of the cost or benefit under these plans was determined by Philips and allocated to the Company.  In certain countries the return on invested assets exceeded the cost of the benefit under these Philips pension plans, and the Company was allocated a portion of the pension income that Philips recognized.  The Company’s net pension benefit under these Philips sponsored pension plans was ($1,576) in 2000 and ($1,421) in 2001.  Because the Company’s employees represented less than 1% of the total active participants in these Philips plans, and because separate pension records are not maintained for each participating company, the Company did not account for its share of plan assets and obligations within the Philips sponsored plans.

Effective September 1, 2001, employees who previously participated in the Philips sponsored pension plans were transferred to other pension arrangements.  Employees in the Netherlands began participating with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund.  Pension costs relating to this multi-employer plan were $1,142 for 2001 and $2,946 for 2002.  Employees in Europe outside the Netherlands are now covered through a defined contribution plan.  Contributions to this plan for 2001 totaled $18 and for 2002 were $112.

In certain foreign countries, employees are covered by pension plans under local legal requirements.  The total cost of these additional pension plans was $437 in 2000, $426 in 2001 and $208 in 2002.  These supplemental pension plans are not funded.  A liability for the projected benefit obligations of these supplemental plans of $1,064 and $1,121 is included in other non-current liabilities as of December 31, 2001 and 2002, respectively.

Post-Employment Benefits Other Than Pensions – Most of the Company’s employees in the Netherlands are provided group health insurance after retirement.  Government based programs in the Netherlands provide this benefit after the normal retirement age of 65.  Through December 31, 2002, for those employees that elected early retirement at age 62, the Company continues to provide the employer’s portion of the health insurance premium until the normal retirement age of 65 is reached.  Through August 31, 2001, these benefits in the Netherlands were generally provided under Philips sponsored plans.  Based on the number of the Company’s employees located in the Netherlands, a charge of approximately $25 each year was allocated to the Company by Philips.  Effective September 1, 2001, the Company is responsible for providing these same post-retirement benefits for certain future early retirees of the Company in the Netherlands.  During 2002, the Company expensed $131 for this program.  Effective January 1, 2003, the multi-employer plan was modified and accepted by the employees, and the Company will no longer be obligated to provide this benefit to employees retiring after December 31, 2002.

Profit Share Plan – In 2000, the Company implemented a Profit Share Plan (“PSP”) covering substantially all employees of the Company who are not already covered by an incentive compensation plan.  The PSP pays employees a share of company profits on a semi-annual basis, subject to approval by the Company’s Board of Directors.  For 2000, 2001 and 2002, the total cost of the PSP was $2,155, $3,037 and $1,627, respectively.

Profit Sharing 401(k) Plan – The Company maintains a profit sharing 401(k) plan that covers substantially all U.S. employees.  Employees may elect to defer a portion of their compensation, and the Company may contribute an amount approved by the Board of Directors.  The Company matches 100 percent of employee contributions to the 401(k) plan up to one and one half percent of each employee’s eligible compensation.  In addition, a supplemental match may be approved by the Board of Directors, based on Company performance, up to a maximum of an additional three percent of eligible compensation.  Employees must meet certain requirements to be eligible for the Company matching contribution.  The Company contributed $1,312 in 2000, $1,553 in 2001 and $753 in 2002 to this plan.  The Company’s 401 (k) plan does not allow for the investment in shares of stock of FEI.

16.                                                            RELATED-PARTY ACTIVITY

Relationship with Philips – On February 21, 1997, FEI acquired substantially all of the assets and liabilities of the electron optics business of Philips in a transaction accounted for as a reverse acquisition.  Philips received 55 percent of the then outstanding common stock of the Company in the exchange.  Philips maintained majority control of FEI until May 22, 2001, when its ownership was reduced through a secondary public stock offering (see Note 13).  The following paragraphs describe various business transactions and relationships between the Company and Philips.

Agreement with Philips Effective as of December 31, 2000 – During 2001, the Company and Philips entered into an agreement effective as of December 31, 2000 (the “Supplemental Agreement”) that clarifies certain relationships and transactions between the parties.  Certain terms of the agreement became effective May 22, 2001, or 120 days after May 22, 2001, the day Philips’ ownership fell below 45% of the Company’s outstanding common stock.  The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips’ insurance programs and the Philips credit facility.  Under the agreement, the Company no longer participates in certain Philips sponsored or administered programs.  The Company continues to purchase certain of these services from Philips and certain other of these services are procured from other suppliers.  The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 is in excess of the amounts previously paid to Philips.  Under terms of the Supplemental Agreement, Philips will pay up to $6,000 to the Company over a three-year period to reduce the effect of these increased costs.  Philips agreed to the payments as partial reimbursement of an over-funding of FEI’s pension liability to the Philips pension plan that was not transferred to FEI at the time FEI employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds FEI was previously receiving from the Philips plan due to the over-funding.  These payments would terminate on a change of control of FEI, as defined in the agreement. During 2002 and 2001, the Company recognized payments totaling $3,659 and $1,351, respectively, as a reduction of operating expenses, and recognized increased operating expenses of approximately the same amount. The Company will recognize all future payments under the Supplemental Agreement as a reduction of operating expenses when the payments are received.

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

Materials Purchased from Philips – See Note 1.  A substantial portion of the subassemblies included in the Company’s FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.  Materials purchases from Philips and its affiliates amounted to $26,398 in 2000, $32,080 in 2001 and $27,790 in 2002.

Purchases Under Philips Arrangements and Terms – From time to time, the Company purchased materials, supplies and services under collective purchase agreements and purchase conditions negotiated by Philips for the benefit of its group of companies.  For this service, the Company paid a fixed annual fee amounting to $127 in 2000 and $111 in 2001.  These arrangements generally ended after December 31, 2001.  The Company also participated in certain business insurance programs under terms arranged by Philips through May 22, 2001.  Effective May 23, 2001, the Company obtained its own independent business insurance.  The benefits to the Company of these arrangements cannot be calculated precisely, but management believes that the costs of procuring these goods and services on a stand-alone basis are higher than the costs under the Philips arrangements.

Employment Related Arrangements – Through the majority shareholdings of Philips, the Company had the benefit of certain collective bargaining arrangements and the Philips rate for social charges in the Netherlands and other countries.  Effective May 22, 2001, when Philips was no longer the majority shareholder, the Company negotiated new collective bargaining arrangements and a new social charge rate was applied to the Company, which resulted in increased labor costs for the Company.  See also Note 15.

Facilities Leased from Philips – The Company leases sales, service and administrative facilities from Philips in certain countries.  The Company paid Philips approximately $1,537 in 2000, $1,392 in 2001 and $623 in 2002 for rent of these facilities.

Development Services Provided by Philips – The Company purchases research and development services from Philips central research facility.  The Company paid $1,668 in 2000, $3,208 in 2001 and $2,494 in 2002 for such services.

Intellectual Property – Prior to May 22, 2001, most of the patents used by the Company relating to its Electron Optics business segment products and certain Microelectronics business segment products were licensed from Philips and its affiliates.  As part of the PEO Combination, the Company acquired perpetual rights to certain patents owned by Philips and the right to transfer of title of those patents upon Philips no longer being a controlling shareholder of FEI.  The Supplemental Agreement confirmed the transfer of ownership of most of these patents to the Company. FEI paid $19 to Philips for the transfer of such patents. The Supplemental Agreement specified certain other patents that are jointly owned and may be jointly used by Philips and FEI, and also provided for the license by FEI of certain patents owned by Philips.  The Supplemental Agreement requires FEI to pay to Philips $618 over three years in compensation for the development efforts related to a specific patented technology, which FEI may use in future products.  FEI paid $132 of this amount in 2001 and $233 in 2002.  FEI must also pay a royalty of 1% of sales on any future sales of products using this technology.  To date, FEI has not sold any products using this technology or paid any related royalties.  In addition, the Company had access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide, and the Company’s patents were also subject to such cross-licenses.  Some of these cross-licenses provide the Company with the right to use intellectual property that relates to its core technologies.  In general, these cross licenses were subject to continued majority ownership of the Company by Philips.  The reduction below majority ownership by Philips, which occurred on May 22, 2001, could result in increased royalty costs or patent infringement actions and the costs associated with such claims, including direct costs as well as the diversion of management and technical resources.

Other Services Provided by Philips – In connection with the PEO Combination, the Company entered into various services agreements with Philips affiliates to continue to provide to FEI certain administrative, accounting, customs, export, human resources, import, information technology, logistics and other services that had been provided to the Company since February 1997.  The Company paid Philips approximately $5,942 in 2000, $4,504 in 2001 and $1,109 in 2002 for these administrative and other services.

Current Accounts with Philips – Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units.  Most of the current account transactions relate to deliveries of goods, materials and services.

Current accounts with Philips consist of the following:

	December 31,
	2001	2002

Current accounts receivable	$5,945	$252
Current accounts payable	(3,544)	(5,881)

Total current accounts with Philips	$2,401	$(5,629)

Accurel –The Company’s Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets.  The Company has sold equipment and services to Accurel, and has provided certain other services to Accurel.

During 2002, the Company sold three systems to Accurel for an aggregate of $3,241, with extended payment terms of 5 years at 7% interest for one system, 3 years at 6.5% interest for another and 2 years at 10.43% for the third.  These transactions were reviewed and approved by the Company’s Board of Directors.  The Company also provides service to Accurel on these and other systems purchased by Accurel.  The Company has also guaranteed certain third party leases of Accurel, up to a maximum of $500 as of December 31, 2002 (see Note 18).

Atos Origin – The Company purchases information technology consulting and other services from Atos Origin, a company which is partially owned by Philips.  Services purchased from Atos Origin totaled $1.634 in 2000, $2,767 in 2001 and $2,492 in 2002.

Sales to Related Parties – Both Accurel and certain Philips business units purchased the Company’s products and services for their own use.  In addition, the Company has sold product and services to LSI Logic Corporation, whose chairman and chief executive officer serves on FEI’s Board of Directors.  Sales to Philips, Accurel and LSI Logic were:

	Year Ended December 31,
	2000	2001	2002

Product sales-Philips	$8,002	$2,175	$1,516
Product sales-Accurel	1,934	503	3,241
Product sales-LSI Logic	—	—	839
Total product sales	9,936	2,678	5,596

Service sales-Philips	1,516	903	14
Service sales-Accurel	465	509	396
Service sales-LSI Logic	32	137	121
Total service sales	2,013	1,549	531

Total revenues	$11,949	$4,227	$6,127

Consulting Agreement – During 2002, the Company paid $98 to Shaunt Sarkissian, the son of FEI’s President and Chief Executive Officer, under a consulting agreement entered into in January 2002.

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

17.                                                            FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes the carrying amounts of cash and cash equivalents, receivables, current accounts with Philips, current receivable from Accurel, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.  Management classifies all marketable debt investments as “held to maturity” and therefore carries these financial instruments at amortized cost and not current fair value.  The fair value of all marketable debt investments at December 31, 2002 was $106,070, compared to the recorded cost of $106,207.  Based on the closing bid price, the fair market value of the convertible debt was $147,000 as of December 31, 2002.  The fair values of the Company’s investments in unconsolidated affiliates are not readily determinable, as the securities are not actively traded.

International operations give rise to market risks from changes in foreign currency exchange rates.  Forward exchange contracts are used to hedge a portion of the risk of foreign currency fluctuations.  The Company’s practice generally is to hold such hedge contracts to maturity.  Because of the short-term maturities of these hedge contracts, management believes that the fair value of such contracts is not material.  The counter-parties to such transactions are major financial institutions.  Accordingly, no provision for counter-party non-performance has been made.  As of December 31, 2001 and 2002, the stated amount of forward exchange contracts outstanding totaled approximately $30,866 and $51,557, respectively, maturing at various dates through March 2003.

18.                                                            COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company participates in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold.  In these circumstances, the financial institution purchases the Company’s equipment and then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against the Company on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, the Company is obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it.  As of December 31, 2002, the Company had guarantees outstanding under these lease financing programs, which totaled $856, related to lease transactions entered into from 1998 through 2002.

The Company has commitments under non-cancelable purchase orders totaling $2,962 at December 31, 2002, all of which expire in 2003.

See discussions of bank guarantees and debt repayments in Note 8, and operating leases in Note 9.

19.                                                            SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The Company operates in four business segments.  The Microelectronics segment manufactures and markets FIBs and DualBeam systems.  Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market.  The Electron Optics segment manufactures and markets SEMs and TEMs.  Electron Optics products are sold in the industry and institute market to materials and life sciences customers, as well as in the semiconductor and data storage markets.  The Components segment manufactures and markets electron and ion emitters, focusing columns and components thereof.  These components are used in the Company’s FIB, DualBeam, SEM and TEM systems and are also sold to other microscope manufacturers.  The Service segment services the Company’s worldwide installed base of products, generally under service contracts.  See also Note 1.

The following table summarizes various financial amounts for each of the Company’s business segments:

	Micro- electronics	Electron Optics	Components	Service	Corporate and Eliminations	Total

2000:
Sales to external customers	147,307	107,982	18,277	46,734	—	320,300
Inter-segment sales	1,019	5,588	5,690	—	(12,297)	—
Total sales	148,326	113,570	23,967	46,734	(12,297)	320,300
Gross profit	77,451	42,960	9,513	8,113	(915)	137,122
Depreciation & amortization	5,906	3,312	985	1,658	6,418	18,279
Operating income (loss)	31,554	8,312	6,463	2,912	(12,721)	36,520
Total assets	96,030	83,086	12,347	31,291	92,069	314,823

2001:
Sales to external customers	168,482	136,720	15,317	55,485	—	376,004
Inter-segment sales	1,153	7,739	7,946	—	(16,838)	—
Total sales	169,635	144,459	23,263	55,485	(16,838)	376,004
Gross profit	96,204	65,794	7,788	12,606	—	182,392
Depreciation & amortization	8,461	3,795	1,145	1,062	7,935	22,398
Operating income (loss)	39,095	29,699	2,801	3,975	(16,496)	59,074
Total assets	95,855	94,143	8,015	44,520	364,943	607,476

2002:
Sales to external customers	128,549	134,700	10,328	67,804	—	341,381
Inter-segment sales	3,621	24,112	6,549	—	(34,282)	—
Total sales	132,170	158,812	16,877	67,804	(34,282)	341,381
Gross profit	68,601	54,664	5,360	21,188	—	149,813
Depreciation & amortization	8,133	3,478	1,278	1,070	7,269	21,228
Operating income (loss)	12,405	17,508	1,404	12,516	(25,219)	18,614
Total assets	116,423	113,087	6,682	57,299	346,925	640,416

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation.  Corporate administration expenses, amortization of purchased goodwill and technology, charges for in-process research and development, merger costs, and restructuring and reorganization costs are not allocated to the Company’s business segments.  Assets that cannot be assigned to a specific segment are shown as corporate assets, including purchased goodwill and technology.

The Company’s long-lived assets were geographically located as follows:

	December 31,
	2001	2002

U.S.	$106,240	$132,135
The Netherlands	11,979	18,955
Other	9,437	11,429

Total	$127,656	$162,519

The following table summarizes sales by geographic region:

	North America	Europe	Asia Pacific	Other	Total

2000:
Product sales to customers	$113,080	$73,253	$86,523	$710	$273,566
Service sales to customers	24,637	14,528	7,472	97	46,734
Total sales	$137,717	$87,781	$93,995	$807	$320,300

2001:
Product sales to customers	$132,707	$101,856	$85,953	$—	$320,516
Service sales to customers	30,480	17,102	7,906	—	55,488
Total sales	$163,187	$118,958	$93,859	$—	$376,004

2002:
Product sales to customers	$106,161	$84,888	$82,528	$—	$273,577
Service sales to customers	36,430	20,207	11,167	—	67,804
Total sales	$142,591	$105,095	$93,695	$—	$341,381

Sales to customers in the U.S. were $135,054 in 2000, $160,114 in 2001 and $138,866 in 2002.  Sales to customers in Japan were $39,287 in 2000, $46,499 in 2001, and $35,246 in 2002.  Sales to no other country represented 10% or more of total sales in 2000, 2001 or 2002.

20.                                                            PROPOSED MERGER WITH VEECO INSTRUMENTS INC.

On July 11, 2002, FEI entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Veeco Instruments Inc. (“Veeco”), Venice Acquisition Corp., a wholly-owned subsidiary of Veeco, and FEI. Pursuant to the Merger Agreement, Venice Acquisition Corp. would merge with and into FEI, with the result that FEI would be the surviving corporation and would become a wholly-owned subsidiary of Veeco.  On January 9, 2003, Veeco and FEI jointly announced that they would not proceed with the merger due to the difficult overall market and economic conditions, and the uncertain timing of an industry recovery.  During 2002, $6,839 of legal, accounting and investment banking costs were incurred and expensed in connection with the proposed Veeco merger.

ITEM 8A.                         SUPPLEMENTARY DATA

Quarterly Results of Operations – Unaudited

The following table presents unaudited consolidated financial data for each of the eight quarters in 2002 and 2001.  In our opinion, this information has been prepared on the same basis as the audited consolidated financial information appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for these periods.  The operating results for any quarter are not necessarily indicative of results for any future period.

The results for each of the three months ended June 30, 2002, September 29, 2002 and December 31, 2002 include costs incurred in connection with the proposed merger with Veeco, which was terminated on January 9, 2003, in the amounts of $1.1 million, $2.7 million and $3.0 million, respectively.  The results for the three months ended December 31, 2002 include $5.5 million of restructuring and reorganization costs.  The results for the three months ended July 1, 2001 include a charge of $3.7 million in other expense, net to adjust the carrying value of the investment in Surface/Interface as a result of the acquisition.  The results of the three months ended September 30, 2001 include a charge of $3.4 million in operating expenses for purchased in-process research and development associated with 2001 acquisitions.

	2002
	March 31	June 30	September 29	December 31
Net sales	$84,498	$87,881	$83,809	$85,193
Cost of sales	44,652	47,967	48,604	50,345
Gross profit	39,846	39,914	35,205	34,848
Total operating expenses	29,278	30,873	31,940	39,108
Operating income (loss)	10,568	9,041	3,265	(4,260)
Other expense, net	(1,234)	(1,385)	(1,029)	(1,298)
Income (loss) before taxes	9,334	7,656	2,236	(5,558)
Income tax expense (benefit)	3,407	2,794	817	(2,028)
Net income (loss)	$5,927	$4,862	$1,419	$(3,530)
Income (loss) per share:
Basic	$0.18	$0.15	$0.04	$(0.11)
Diluted	$0.18	$0.15	$0.04	$(0.11)
Shares used in per share calculation:
Basic	32,126	32,341	32,427	32,457
Diluted	33,477	33,411	33,220	32,457

	2001
	April 1	July 1	September 30	December 31
Net sales	$93,515	$94,042	$91,880	$96,567
Cost of sales	48,572	46,352	47,105	51,583
Gross profit	44,943	47,690	44,775	44,984
Total operating expenses	28,059	30,905	32,849	31,505
Operating income	16,884	16,785	11,926	13,479
Other expense, net	(195)	(2,724)	(785)	(370)
Income before taxes	16,689	14,061	11,141	13,109
Income tax expense	6,466	5,493	5,532	5,003
Net income	$10,223	$8,568	$5,609	$8,106
Income per share:
Basic	$0.36	$0.29	$0.18	$0.25
Diluted	$0.34	$0.27	$0.17	$0.24
Shares used in per share calculation:
Basic	28,686	29,951	31,844	32,055
Diluted	29,976	31,336	33,332	33,416

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated into this document by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, or SEC, within 120 days of the close of the fiscal year ended December 31, 2002.  For information concerning executive officers, see Item 4(a) of this Annual Report on Form 10-K.

ITEM 11.                      EXECUTIVE COMPENSATION

This information is incorporated into this document by reference to the section captioned “FEI Executive Compensation” contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the fiscal year ended December 31, 2002; provided, however, that the subsection captioned “FEI Compensation Committee Report on Executive Compensation” is not incorporated by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This information is incorporated into this document by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the fiscal year ended December 31, 2002.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated into this document by reference to the section captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the fiscal year ended December 31, 2002.

ITEM 14.                    CONTROLS AND PROCEDURES

As of January 27, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 27, 2003.  There have been no significant changes in the registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to January 27, 2003.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

*                                         All other schedules have been omitted because they are inapplicable, not required or because the information is given in the consolidated financial statements or the notes thereto.  This supplemental schedule should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

(a)(3)                    Exhibits

2.1(3)	Combination Agreement, dated November 15, 1996, as amended, between the Company and Philips Business Electronics International B.V.
2.2(13)	Agreement and Plan of Merger, dated December 3, 1998, among the Company, Micrion Corporation and MC Acquisition Corporation
3.1(3)	Second Amended and Restated Articles of Incorporation, as amended
3.2(3)	Restated Bylaws
4.1(1)	See Articles III & IV of Exhibit 3.1 and Articles I and VI of Exhibit 3.2
4.2(10)	Indenture between FEI Company and BNY Western Trust Company dated August 3, 2001
4.3(10)	Registration Rights Agreement between FEI and Credit Suisse First Boston dated August 3, 2001
4.4(10)	Form of Note
10.1(1)+	1984 Stock Incentive Plan
10.2(9)+	1995 Stock Incentive Plan, as amended
10.3(2)+	1995 Supplemental Stock Incentive Plan
10.4(1)+	Form of Incentive Stock Option Agreement
10.5(1)+	Form of Nonstatutory Stock Option Agreement
10.6(1)	Lease, dated as of November 20, 1992, between the Company and Capital Consultants, Inc. as agent for United Association Union Local 290, Plumber, Steamfitter and Shipfitter Industry Pension Fund
10.7(5)	Lease, dated January 11, 1996, between the Company and Pacific Realty Associates, L.P.
10.8(5)	Lease, dated June 6, 1996, between the Company and Pacific Realty Associates, L.P.
10.9(1)#	Agreement, dated February 9, 1994, between the Company and Philips Electron Optics B.V.
10.10(5)	Lease, dated November 25, 1997, between the Company and Pacific Realty Associates, L.P.

10.11(4)

Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of the Company, as lessee, including a guarantee by the Company of the lessee’s obligations thereunder

10.12(8)	Credit Agreement dated February 25, 1999 between the Company and Koninklijke Philips Electronics N.V.
10.13(8)	Master Divestment Agreement between the Company and Koninklijke Philips Electronics B.V. dated October 28, 1999
10.14(8)+	Offer Letter between the Company and Vahé A. Sarkissian dated May 14, 1998
10.15(6)+	Stock Bonus Agreement, dated as of June 25, 1998, between the Company and Vahé A. Sarkissian
10.16(6)+	Restricted Stock Purchase Agreement, dated as of June 25, 1998, between the Company and Vahé A. Sarkissian
10.17(7)	Stock Purchase Agreement, dated as of December 3, 1998, between Philips Business Electronics International B.V. and the Company
10.18(11)	Agreement Among the Company, Koninklijke Philips Electronics N.V. and Philips Business Electronics International B.V. effective as of December 31, 2000
10.19(11)	Amendment to the Credit Facility Agreement between the Company and Koninklijke Philips Electronics N.V. dated February 25, 1999
10.20(12)+	Executive Severance Agreement between the Company and its Chief Executive Officer, Vahé Sarkissian dated February 1, 2002
10.21(12)+	Form of Executive Severance Agreement between the Company and its other named officers
10.22+(14)	Amendment to the FEI Company Non-Negotiable Promissory Note (Stock Purchase) by and between the Company and Vahé Sarkissian, dated as of July 24, 2002
10.23 (15)	Purchase and Sale Agreement by and between Tokyo Electron Oregon, LLC and the Company dated as of July 24, 2002
10.24(16)	FEI Company Nonqualified Deferred Compensation Plan
10.25	Purchase Agreement between the Company and Philips Enabling Technologies Group dated November 1, 2002
10.26	Lease, dated December 11 2002, between the Company, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.
21.1	Subsidiaries of the Company
23.1	Consent and Report on Schedule of Deloitte & Touche LLP
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146)

(2)                                  Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended
December 31, 1995

(3)                                  Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996

(4)                                  Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997

(5)                                  Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

(6)                                  Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

(7)                                  Incorporated by reference to Exhibits to Company’s Current Report on Form 8-K, dated December 9, 1998

(8)                                  Incorporated by reference to Exhibits to Company’s Annual Report on Form 10-K for the year ended December 31, 1999

(9)                                  Incorporated by reference to Exhibits to Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999

(10)                            Incorporated by reference to Exhibits to the Company’s Registration Form S-3, as amended, effective November 7, 2001

(11)                            Incorporated by reference to Exhibits to Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000

(12)                            Incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001

(13)                            Incorporated by reference to Exhibits to Company’s Current Report on Form 8-K filed on July 15, 2002

(14)                            Incorporated by reference to Exhibits to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(15)                            Incorporated by reference to Exhibits to Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002

(16)                            Incorporated by reference to Exhibits to Company’s Registration Form S-3, filed on April 23, 2001

+                                         This exhibit constitutes a management contract or compensatory plan or arrangement.

#                                         Confidential treatment has been granted by the Commission for certain portions of this agreement.

(b)                                 Reports on Form 8-K

On December 17, 2002, the Company filed a Current Report on form 8-K to announce that it would not be able to complete its proposed merger with Veeco Instruments Inc. by December 31, 2002.

(c)                                  Exhibits

See Item 15(a)(3) above.

(d)                                 Financial Statement Schedules

See Item 15(a)(2) above.

SCHEDULE II

FEI COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Other Additions	(2) Deductions	Balance at End Period
Year ended December 31, 2002:
Reserve for obsolete inventory	$10,577	$1,305	$772	$(6,902)	$5,752
Reserve for obsolete service inventory	9,686	3,490	540	(2,570)	11,146
Allowance for doubtful accounts	3,521	893	—	—	4,414
Total	$23,784	$5,688	$1,312	$(9,472)	$21,312

Year ended December 31, 2001:
Reserve for obsolete inventory	$13,013	$1,901	$256	$(4,593)	$10,577
Reserve for obsolete service inventory	7,550	3,784	—	(1,648)	9,686
Allowance for doubtful accounts	3,216	1,064	—	(759)	3,521
Total	$23,779	$6,749	$256	$(7,000)	$23,784

Year ended December 31, 2000:
Reserve for obsolete inventory	$14,891	$5,026	$—	$(6,904)	$13,013
Reserve for obsolete service inventory	8,537	3,988	—	(4,975)	7,550
Allowance for doubtful accounts	3,052	813	—	(649)	3,216
Total	$26,480	$9,827	$—	$(12,528)	$23,779

(1)     Amounts for 2001 represent the balances at the date of acquisition of Surface/Interface, Inc.  Amounts for 2002 represent the balances at the date of acquisition of Atomika Instruments GmbH.

(2)     Includes currency translation gains and losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Signature	Title

/s/ Vahé A. Sarkissian	Chairman of the Board of Directors, President, Chief Executive Officer (Principal Executive Officer)
Vahé A. Sarkissian

/s/ Stephen F. Loughlin	Vice President of Finance and acting Chief Financial Officer (Principal Financial and Accounting Officer)
Stephen F. Loughlin

/s/ Michael J. Attardo	Director
Michael J. Attardo

/s/ Wilfred J. Corrigan	Director
Wilfred J. Corrigan

/s/ William E. Curran	Director
William E. Curran

/s/ William W. Lattin	Director
William W. Lattin

/s/ Jan C. Lobbezoo	Director
Jan C. Lobbezoo

/s/ Gerhard H. Parker	Director
Gerhard H. Parker

/s/ Donald R. VanLuvanee	Director
Donald R. VanLuvanee

Date: March 28, 2003

CERTIFICATIONS

I, Vahé A. Sarkissian, certify that:

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

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ Vahé A. Sarkissian
Vahé A. Sarkissian
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

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ Stephen F. Loughlin
Stephen F. Loughlin
Acting Chief Financial Officer