Form 10-Q
period 2003-03-30
FEI CO
filed 2003-05-14
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares of common stock outstanding as of May 6, 2003 was 32,864,975.

i

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 30,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$152,784	$167,423
Short-term investments in marketable securities	42,464	54,176
Receivables (net of allowance for doubtful accounts of $3,812 at March 30, 2003 and $4,414 at December 31, 2002)	100,654	87,993
Current receivable from Accurel	1,258	1,118
Inventories	84,306	86,224
Deferred tax asset	18,100	18,934
Other current assets	9,569	7,530
Total current assets	409,135	423,398
Non-current investments in marketable securities	55,455	52,031
Long-term receivable from Accurel	2,066	2,238
Property, plant and equipment	61,047	56,702
Purchased technology, net	24,659	25,863
Goodwill, net	32,854	32,859
Other assets	47,152	44,857
Total Assets	$632,368	$637,948

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,197	$35,179
Current account with Philips	4,395	5,629
Accrued payroll liabilities	7,297	8,522
Accrued warranty reserves	12,255	13,631
Deferred revenue	28,366	29,741
Income taxes payable	6,321	9,532
Accrued restructuring and reorganization	4,177	5,202
Other current liabilities	15,069	18,423
Total current liabilities	114,077	125,859
Convertible debt	175,000	175,000
Deferred tax liability	8,755	7,561
Other liabilities	2,584	2,603
Commitments and contingencies
Shareholders’ equity:
Preferred stock — 500 shares authorized; none issued and outstanding	—	—
Common stock — 45,000 shares authorized; 32,835 and 32,647 shares issued and outstanding at March 30, 2003 and December 31, 2002	327,006	325,203
Note receivable from shareholder	(1,116)	(1,116)
Accumulated earnings (deficit)	192	(1,690)
Accumulated other comprehensive income	5,870	4,528

Total shareholders’ equity	331,952	326,925

Total Liabilities and Shareholders’ Equity	$632,368	$637,948

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002

Net sales:
Products	$67,173	$67,607
Products-related party	—	2,191
Service	18,046	14,612
Service-related party	223	88
Total net sales	85,442	84,498

Cost of sales:
Products	39,078	34,686
Service	11,333	9,966
Total cost of sales	50,411	44,652

Gross profit	35,031	39,846

Operating expenses:
Research and development	10,794	10,739
Selling, general and administrative	18,742	17,335
Amortization of purchased goodwill and technology	1,204	1,204
Restructuring and reorganization costs	—	—

Total operating expenses	30,740	29,278

Operating income	4,291	10,568

Other income (expense):
Interest income	1,193	1,621
Interest expense	(2,449)	(2,712)
Other	(140)	(143)
Total other expense, net	(1,396)	(1,234)

Income before taxes	2,895	9,334

Income tax expense	1,013	3,407

Net income	$1,882	$5,927

Per share data:
Basic earnings per share	$0.06	$0.18
Diluted earnings per share	$0.06	$0.18

Weighted average shares outstanding:
Basic	32,745	32,126
Diluted	33,423	33,477

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002

Net income	$1,882	$5,927

Other comprehensive income (loss):
Foreign currency translation adjustment, zero taxes provided	1,342	(1,195)

Comprehensive income	$3,224	$4,732

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002
Cash flows from operating activities:
Net income	$1,882	$5,927
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,697	2,927
Amortization	2,104	1,888
Loss on retirement of fixed assets	3	24
Deferred income taxes	2,028	902
Tax benefit of non-qualified stock options exercised	146	—
Decrease (increase) in assets:
Receivables	(12,266)	(13,157)
Current receivable from Accurel	(140)	(386)
Inventories	2,790	(2,576)
Other assets	(4,075)	(6,157)
Increase (decrease) in liabilities:
Accounts payable	573	(101)
Current account with Philips	(579)	2,201
Accrued payroll liabilities	(1,294)	(4,565)
Accrued warranty reserves	(1,492)	(1,164)
Deferred revenue	(1,658)	1,185
Income taxes payable	(3,422)	1,152
Accrued restructuring and reorganization costs	(324)	—
Other liabilities	(3,519)	(595)

Net cash used in operating activities	(16,546)	(12,495)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(8,135)	(3,519)
Redemption of investments in marketable securities	40,968	114,275
Purchase of investments in marketable securities	(32,680)	(104,197)
Acquisition of patents	(149)	—
Investment in unconsolidated affiliate	—	(990)
Investment in software development	(1,081)	(693)

Net cash provided by (used in) investing activities	(1,077)	4,876

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchases	1,657	1,712

Net cash provided by financing activities	1,657	1,712

Effect of exchange rate changes	1,327	(1,195)

Net decrease in cash and cash equivalents	(14,639)	(7,102)

Cash and cash equivalents, beginning of period	167,423	176,862

Cash and cash equivalents, end of period	$152,784	$169,760

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and purchase accounting adjustments, considered necessary for fair presentation have been included.  The results of operations for the thirteen weeks ended March 30, 2003 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Stock-Based Compensation — The Company measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense.

No compensation cost has been recognized for stock options granted or Employee Share Purchase Plan (“ESPP”) shares issued at fair value on the date of grant or issuance.  Had compensation cost for the Company’s stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant or issuance, the Company’s net income and net income per share would have been reduced to the pro forma amounts shown as follows:

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002
Net income (loss):
As reported	$1,882	$5,927
Compensation cost	1,920	1,723
Pro forma	(38)	4,204

Net income (loss) per share, basic:
As reported	$0.06	$0.18
Compensation cost	0.06	0.05
Pro forma	0.00	0.13

Net income (loss) per share, diluted:
As reported	$0.06	$0.18
Compensation cost	0.06	0.05
Pro forma	0.00	0.13

Reclassifications — Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements — On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  In the past, the Company has restructured from time to time, and this may occur in the future.  Charges taken to exit plans committed to subsequent to December 31, 2002 will be expensed as incurred in accordance with SFAS No. 146.

In December 2002, FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  Financial Interpretation No. 45 was effective January 1, 2003.  The adoption of this statement has not had a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures.  The purpose of Financial Interpretation No. 46 is to improve financial reporting by enterprises involved with variable interest entities by requiring consolidation of such entities.  Financial Interpretation No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this statement has not had a material impact on the Company’s financial position, results of operations, or cash flows.

Earnings per Share — The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002
	(In thousands)

Weighted average shares outstanding — basic	32,745	32,126
Dilutive effect of stock options calculated using the treasury stock method	678	1,351

Weighted average shares outstanding — diluted	33,423	33,477

During the thirteen weeks ended March 30, 2003 and March 31, 2002, 1.9 million and 172 thousand stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.  In addition, $175,000 of convertible debt issued in 2001 can be converted into 3.5 million shares of the Company’s stock, and these shares have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive in both the thirteen weeks ended March 30, 2003 and March 31, 2002.

Supplemental Cash Flow Information — Cash paid for interest totaled $4,856 in the thirteen weeks ended March 30, 2003 and $5,228 in the thirteen weeks ended March 31, 2002.  Cash paid for income taxes totaled $2,196 in the thirteen weeks ended March 30, 2003 and $3,657 in the thirteen weeks ended March 31, 2002.

2.             MERGERS AND ACQUISITIONS

2002 Acquisitions — On June 10, 2002, the Company purchased all of the assets and assumed certain liabilities of Atomika Instruments GmbH (“Atomika”), a supplier of secondary ion mass spectrometry equipment, in a transaction accounted for under the purchase method.  Atomika was under bankruptcy protection at the time of the transaction.  Activity of this business is included in the consolidated financial statements for the period subsequent to June 10, 2002.  The purchase price of $2,458 included $974 cash and the assumption of $1,484 of liabilities.  The total purchase price of these assets was allocated $2,406 to current assets and $52 to equipment.  There were no intangible assets identified in the purchase price allocation for this asset purchase.

3.             INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities are classified as held-to-maturity based on the Company’s intent and ability to hold them.  As such, they are recorded at their amortized cost.

Short-term investments in marketable securities consisted of:

	March 30,	December 31,
	2003	2002

Corporate notes and bonds	$35,441	$47,142
Mortgage backed securities	7,023	7,034

Short-term investments in marketable securities	$42,464	$54,176

Non-current investments in marketable securities consisted of:

	March 30,	December 31,
	2003	2002

Mortgage backed securities	$36,820	$45,318
Corporate notes and bonds	18,635	6,713

Non-current investments in marketable securities	$55,455	$52,031

Non-current investments at March 30, 2003 mature as follows through December 12, 2005:

	2 Years	3 Years	Total

Mortgage backed securities	$30,698	$6,122	$36,820
Corporate notes and bonds	13,586	5,049	18,635

Non-current investments in marketable securities	$44,284	$11,171	$55,455

4.             INVENTORIES

Inventories consisted of the following:

	March 30,	December 31,
	2003	2002

Raw materials and assembled parts	$34,403	$33,399
Service inventories, estimated current requirements	10,015	10,404
Work in process	29,204	30,449
Finished goods	16,164	17,724
	89,786	91,976
Reserve for excess and obsolete inventory	(5,480)	(5,752)

Total inventories	$84,306	$86,224

The Company disposed of inventory and charged the cost against the related excess and obsolescence reserve in the amount of $712 during the thirteen weeks ended March 30, 2003 and $682 during the thirteen weeks ended March 31, 2002.

5.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 30,	December 31,
	2003	2002

Land	$7,869	$7,869
Buildings	11,271	9,037
Leasehold improvements	2,524	5,582
Machinery and equipment	37,737	36,437
Demonstration systems	35,631	34,047
Other fixed assets	14,788	13,017

	109,820	105,989
Accumulated depreciation	(48,773)	(49,287)

Total property, plant and equipment	$61,047	$56,702

During the thirteen weeks ended March 30, 2003, $770 of net leasehold improvements and other fixed assets relating to facilities abandoned under the 2002 restructuring and reorganization plan were charged against the restructuring and reorganization accrual (see Note 10).

6.             PURCHASED GOODWILL AND TECHNOLOGY

Purchased goodwill and technology consisted of the following:

	Amortization	March 30,	December 31,
	Period	2003	2002
Existing technology from PEO Combination, net of amortization of $8,360 and $8,016, respectively	12 years	$8,130	$8,474
Existing technology from Micrion Acquisition, net of amortization of $5,948 and $5,542, respectively	10 years	10,329	10,735
Existing technology from other acquisitions, net of amortization of $2,874 and $2,420, respectively	5 years	6,200	6,654
Purchased technology, net		$24,659	$25,863

Goodwill from PEO Combination, net of amortization of $5,614	15 years*	$11,607	$11,612
Goodwill from Micrion Acquisition, net of amortization of $4,558	12 years*	19,431	19,431
Goodwill from other acquisitions	*	1,816	1,816

Goodwill, net		$32,854	$32,859

*  Amortization was discontinued effective January 1, 2002 in accordance with SFAS No. 142.

Changes in goodwill from both the combination with the electron optics business of Koninklijke Philips Electronics NV (“Philips”), also referred to as the “PEO Combination”, and the acquisition of Micrion Corporation (also referred to as the “Micrion Acquisition”) are the result of foreign currency fluctuations as a portion of the goodwill is recorded on the books of foreign subsidiaries.

7.             OTHER ASSETS

Other assets consisted of the following:

	March 30,	December 31,
	2003	2002

Service inventories, estimated noncurrent requirements, net of obsolescence reserves of $9,131 and $11,146, respectively	$27,902	$26,768
Capitalized software development costs, net of amortization of $5,332 and $4,659, respectively	9,962	9,461
Debt issuance costs, net of amortization of $1,404 and $1,193, respectively	4,497	4,707
Patents, net of amortization of $287 and $244, respectively	1,107	1,001
Investment in unconsolidated affiliates	1,115	1,115
Deposits and other	2,569	1,805

Total other assets	$47,152	$44,857

The Company disposed of service inventory and charged the cost against the related excess and obsolescence reserve in the amount of $2,276 during the thirteen weeks ended March 30, 2003 and $559 during the thirteen weeks ended March 31, 2002.

Software development costs capitalized were $1,081 during the thirteen weeks ended March 30, 2003 and $693 during the thirteen weeks ended March 31, 2002.  Amortization of software development costs was $645 for the thirteen weeks ended March 30, 2003 and $467 for the thirteen weeks ended March 31, 2002.

In March 2002, the Company purchased 529,189 shares of Series B Preferred stock and 226,244 warrants to purchase Series B Preferred stock of Neocera, Inc., a start-up company that manufactures metrology equipment for the semiconductor manufacturing market.  The total cost of the investment was $990 and is included in investment in unconsolidated affiliates.

8.             CREDIT FACILITIES

The Company maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S., a $2,498 unsecured and uncommitted bank borrowing facility in Japan, and certain limited bank facilities in other selected foreign countries.  In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. and a $3,206 unsecured and uncommitted bank facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At March 30, 2003, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $2,326 to secure customer advance deposits under these bank facilities.  The Company also had outstanding at March 30, 2003, $7,583 of foreign bank guarantees that are secured by cash balances.

9.             WARRANTY RESERVES

A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades.  This reserve is charged to cost of sales in the accompanying consolidated statements of operations.  Costs incurred for warranty work are charged against the reserve.  The following is a summary of warranty reserve activity:

	Balance,		Warranty	Balance,
	Beginning of	Increase to	Costs	End of
	Period	Reserve	Incurred	Period

Thirteen weeks ended March 30, 2003	$13,631	$2,169	$(3,545)	$12,255

Thirteen weeks ended March 31, 2002	$16,647	$2,448	$(3,612)	$15,483

Our estimated warranty costs are reviewed and updated on a quarterly basis.  Such reviews historically have not resulted in material adjustments to previous estimates.

10.          RESTRUCTURING AND REORGANIZATION

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

The plan, as of December 2002, included the removal of approximately 145 employees, or 9% of our worldwide work force.  The positions affected include manufacturing, marketing, administrative, field service, research and development, and sales personnel.  During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  Approximately 40% of the planned terminations were completed in the fourth quarter of 2002, approximately 6% were completed in the first quarter of 2003, and the remaining positions will be terminated throughout 2003:  approximately 9%, 22% and 23%, in the second through fourth quarters of 2003, respectively.  The positions remaining to be terminated as of March 30, 2003 primarily are located in the U.S. and Europe.  For certain of the terminated employees in foreign countries, we are required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

Leasehold improvements and facilities represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining net book value of leasehold improvements for various buildings located in the U.S. and Europe.  Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis when the premises are vacated, until the lease contracts expire or the facilities are sub-leased.  The Company expects to vacate these premises during 2003.

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

The following table summarizes the write-offs and expenditures related to the fourth quarter 2002 restructuring charge:

	Beginning	Charged		(1)	Ending
	Accrued	to		Write-Offs	Accrued
Thirteen Weeks Ended March 30, 2003	Liability	Expense	Expenditures	Adjustments	Liability
Severance, outplacement and related benefits for terminated employees	$3,333	$—	$(127)	$67	$3,273
Leasehold improvements and facilities	1,869	—	(195)	(770)	904

Total balance accrued	$5,202	$—	$(322)	$(703)	$4,177

(1)  Includes the effects of changes in currency translation on recorded liabilities

11.          SHAREHOLDERS’ EQUITY

The Company issued 112 thousand shares of common stock to employees under its ESPP during the thirteen weeks ended March 30, 2003 and 59 thousand shares during the thirteen weeks ended March 31, 2002.  The increase in ESPP shares issued was the result of both increased participation in the plan as well as a reduction in the market price of FEI common stock from 2002 to 2003.  Options to purchase 30 thousand shares of common stock were exercised during the thirteen weeks ended March 30, 2003 and options to purchase 90 thousand shares of common stock were exercised during the thirteen weeks ended March 31, 2002.

On February 21, 1997, in the PEO Combination, the Company acquired substantially all of the assets and liabilities of the electron optics business of Philips, in a transaction accounted for as a reverse acquisition.  As part of the PEO Combination, the Company agreed to issue to Philips additional shares of common stock of the Company whenever stock options that were outstanding on the date of the PEO Combination are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options.  The Company receives no additional consideration for these shares issued to Philips under this agreement.  The Company issued 46 thousand shares during the thirteen weeks ended March 30, 2003 and 76 thousand shares during the thirteen weeks ended March 31, 2002 to Philips under this agreement. As of March 30, 2003, 223 thousand shares of the Company’s common stock are potentially issuable and reserved for issuance to Philips as a result of this agreement.

12.          RELATED-PARTY ACTIVITY

Relationship with Philips — In the PEO Combination, Philips received 55 percent of the then outstanding common stock of the Company in the exchange.  Philips maintained majority control of FEI until May 22, 2001, when its ownership was reduced through a secondary public stock offering.  The following paragraphs describe various business transactions and relationships between the Company and Philips.

Supplemental Agreement with Philips Effective as of December 31, 2000 — Under terms of the agreement entered into between Philips and the Company, effective as of December 31, 2000 clarifying certain relationships and transaction (the “Supplemental Agreement”), Philips agreed to pay up to $6,000 to the Company over a three-year period to reduce the effect of increased costs.  Philips agreed to the payments as partial reimbursement of an over-funding of FEI’s pension liability to the Philips pension plan that was not transferred to FEI at the time FEI employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds FEI was previously receiving from the Philips plan due to the over-funding.  These payments would terminate on a change of control of FEI, as defined in the agreement. During the thirteen weeks ended March 30, 2003 and March 31, 2002, the Company recognized payments totaling $251 and $581, respectively, as a reduction of operating expenses, and recognized increased operating expenses of approximately the same amount. As of March 30, 2003, the Company has received and recognized a total of $5,261 under the agreement since its inception.  The Company will recognize all future payments under the Supplemental Agreement as a reduction of operating expenses when the payments are received.

Materials Purchased from Philips — A substantial portion of the subassemblies included in the Company’s FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.  Materials purchases from Philips and its affiliates amounted to $1,658 in the thirteen weeks ended March 30, 2003 and $4,142 in the thirteen weeks ended March 31, 2002. This decrease has occurred as we shift our reliance away from one-source suppliers.

Facilities Leased from Philips — The Company leases sales, service and administrative facilities from Philips in certain countries.  The Company paid Philips approximately $128 in the thirteen weeks ended March 30, 2003 and $131 in the thirteen weeks ended March 31, 2002 for rent of these facilities.  The Company also paid Philips $270 in the thirteen weeks ended March 30, 2003 as a refundable deposit on facilities leased from them in Japan.

Development Services Provided by Philips — The Company purchases research and development services from Philips central research facility.  The Company paid $349 in the thirteen weeks ended March 30, 2003 and $507 in the thirteen weeks ended March 31, 2002 for such services.

Intellectual Property — Under terms of the Supplemental Agreement, FEI must pay a royalty of 1% of sales on any future sales of products using certain technology licensed from Philips.  To date, FEI has not sold any products using this technology or paid any related royalties.

Other Services Provided by Philips — In connection with the PEO Combination, the Company entered into various services agreements with Philips affiliates to continue to provide to FEI certain administrative, accounting, customs, export, human resources, import, information technology, logistics and other services that had been provided to the Company since February 1997.  The Company paid Philips approximately $211 in the thirteen weeks ended March 30, 2003 and $246 in the thirteen weeks ended March 31, 2002 for these administrative and other services.

Current Accounts with Philips — Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units.  Most of the current account transactions relate to deliveries of goods, materials and services.

Current accounts with Philips consisted of the following:

	March 30,	December 31,
	2003	2002

Current accounts receivable	$236	$252
Current accounts payable	(4,631)	(5,881)

Net current accounts with Philips	$(4,395)	$(5,629)

Accurel — The Company’s President and Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets.  The Company has sold equipment and services and has provided certain other services to Accurel.

In the thirteen weeks ended March 31, 2002, the Company sold two systems to Accurel for a total of $2,191, with extended payment terms of 5 years at 7% interest for one system and 3 years at 6.5% interest for the other.  These transactions were reviewed and approved by the disinterested members of the Company’s board of directors.  The Company also provides service to Accurel on these and other systems purchased by Accurel.  The Company has also guaranteed certain third party leases of Accurel, up to a maximum of $500 as of March 30, 2003.

Atos Origin — The Company purchases information technology consulting and other services from Atos Origin, a company which is partially owned by Philips.  Services purchased from Atos Origin totaled $642 in the thirteen weeks ended March 30, 2003 and $389 in the thirteen weeks ended March 31, 2002.

Sales to Related Parties — Both Accurel and certain Philips business units purchased the Company’s products and services for their own use.  In addition, the Company has sold product and services to LSI Logic Corporation, whose chairman and chief executive officer serves on FEI’s Board of Directors.  Sales to Philips, Accurel and LSI Logic were:

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002

Product sales-Accurel	$—	$2,191
Product sales-LSI Logic	—	—
Product sales-Philips	—	—
Total product sales	—	2,191

Service sales-Accurel	169	84
Service sales-LSI Logic	26	—
Service sales-Philips	28	4
Total service sales	223	88

Total sales to related parties	$223	$2,279

Consulting Agreement — During the thirteen weeks ended March 30, 2003 and March 31, 2002 the Company paid $24 and $17, respectively, to Shaunt Sarkissian, the son of FEI’s President and Chief Executive Officer, under a consulting agreement entered into in January 2002.

13.          COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company participates in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold.  In these circumstances, the financial institution purchases the Company’s equipment and then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against the Company on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, the Company is obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it.  As of March 30, 2003, the Company had outstanding guarantees under these lease financing programs of $695, related to lease transactions entered into from 1998 through 2002.

The Company has commitments under non-cancelable purchase orders totaling $13,806 at March 30, 2003, all of which expire in 2003.

14.          SEGMENT INFORMATION

The Company operates in four business segments:  Microelectronics, Electron Optics, Components and Service.  The microelectronics segment manufactures and markets FIBs and DualBeam systems.  Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market.  The electron optics segment manufactures and markets SEMs and TEMs.  Electron optics products are sold in the industry and institute market to materials and life sciences customers, as well as in the semiconductor and data storage markets.  The components segment manufactures and markets electron and ion emitters, focusing columns and components thereof.  These components are used in the Company’s FIB, DualBeam,

SEM and TEM systems and are also sold to other microscope manufacturers.  The Service segment services the Company’s worldwide installed base of products, generally under service contracts.

The following table summarizes various financial amounts for each of the Company’s business segments:

					Corporate
	Micro-	Electron			and
Thirteen Weeks Ended	electronics	Optics	Components	Service	Eliminations	Total

March 30, 2003:
Sales to external customers	$29,861	$35,413	$1,899	$18,269	$—	$85,442
Inter-segment sales	635	2,878	1,986	—	(5,499)	—

Total sales	30,496	38,291	3,885	18,269	(5,499)	85,442
Operating income (loss)	1,448	1,389	(16)	4,617	(3,147)	4,291

March 31, 2002:
Sales to external customers	36,471	30,190	3,137	14,700	—	84,498
Inter-segment sales	250	4,968	1,026	—	(6,244)	—

Total sales	36,721	35,158	4,163	14,700	(6,244)	84,498
Operating income (loss)	3,735	6,385	669	2,700	(2,921)	10,568

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation.  Corporate administration expenses, amortization of purchased goodwill and technology, merger costs, and restructuring and reorganization costs are not allocated to the Company’s business segments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in this quarterly report of Form 10-Q.  This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements, include any projections of earnings, revenues, expenses or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including the improvement of gross margins, spending on research and development, the execution of restructuring plans and cost reduction initiatives and sufficiency of liquidity and capital resources; any statements concerning proposed new products, services, developments, acquisitions or investments, anticipated performance of products or services; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.

The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.  Please see “Cautionary factors that may affect future results” below for a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business.  These items are factors that we believe could cause our actual results to differ materially from expected and historical results.  Also, you are advised to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.  Other factors also could adversely affect us.

Business Overview

We are a leading supplier of products that enable research, development and/or manufacture of nanoscale features by helping our customers understand their three-dimensional structures.  We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services.  We refer to our comprehensive suite of products for three-dimensional structural process measurement and analysis as Structural Process Management solutions.  These solutions include hardware and software for focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS systems, and stylus nano-profilometry imaging systems or SNP systems.  TEMs, SEMs and SIMS systems that collectively comprise our electron optics segment products.  FIBs, SNP products and DualBeam products collectively comprise our microelectronics segment products.

FEI was founded in 1971 and began manufacturing and selling ion and electron focusing columns in the early 1980s and began manufacturing FIB workstations in 1989.  In 1993, we manufactured and sold our first DualBeam systems.  In 1997, we acquired substantially all of the assets and liabilities of Philips’ electron optics business, a manufacturer of electron microscopes headquartered in Eindhoven, the Netherlands, in exchange for 55% of our common stock (Philips percentage ownership of our common stock has since fallen to approximately 25%).  In 1999, we acquired Micrion Corporation, a manufacturer of single beam FIB systems.  We expect to continue to expand our business in the future through internal growth and strategic acquisitions and partnerships.

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

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is estimated based on past collection problems, aging analysis and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts; however, the large size of an individual equipment sale increases the volatility.  Our estimates for allowance for doubtful accounts are reviewed and updated on a quarterly basis.  Changes to the reserve occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in credit quality.  During the first quarter of 2003, $0.7 million was charged against the allowance for doubtful accounts.  Charges against the allowance for doubtful accounts were negligible during the first quarter of 2002.

Reserves for Excess or Obsolete Inventory.  Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method.  Inventory costs include material, labor and manufacturing overhead.  Reserves for inventory obsolescence and excess quantities are reviewed and established on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products, and known trends in markets and technology.  Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service.  As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used.  We disposed of product and service inventory and charged the cost against the related excess and obsolescence reserve in the amount of $3.0 million in the first quarter of 2003 and $1.2 million in the first quarter of 2002.

Purchased Goodwill.  Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized through December 31, 2001 on a straight-line basis over the estimated economic lives of acquisitions made before July 1, 2001.  For acquisitions made after June 30, 2001, purchased goodwill is not amortized.  In addition, effective January 1, 2002, purchased goodwill is no longer amortized for acquisitions made before July 1, 2001.  We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We perform our annual impairment test in November each year. To perform that test, we compare the carrying value of our business segments to our estimates of the fair value of each of those segments. If the fair value of a business segment is less than its carrying value, we will writedown the related goodwill to its implied fair value. We use estimates of future cash flows, discounted to present value, and other measures of fair value to estimate the relative fair value of each of our business segments. It is reasonably possible that our estimates of future cash flows, discount rates and other assumptions inherent in the calculation of the estimated fair value of each business segment will change in the future, which could cause us to writedown goodwill at that time.  The impairment test performed in November, 2002 did not indicate any impairment of purchased goodwill.

Existing Technology Intangible Assets.  Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology.  We currently are using amortization periods ranging from five to twelve years for these assets.  Changes in technology could affect our estimate of the useful lives of such assets.  For more information on this, please also read Note 6 to the consolidated financial statements included elsewhere in this report.  We have not changed estimated useful lives or written down our intangible assets during the thirteen weeks ended March 30, 2003 or March 31, 2002.

Restructuring and Reorganization Costs.  Restructuring and reorganization costs include estimated severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites.  Prior to December 31, 2002, restructuring and reorganization costs were estimated and recorded at the date when we had committed to a restructuring plan, under accounting guidance in effect at the time.  As changes to these estimates occur in subsequent periods resulting from timing changes or other factors, we record either an increase or decrease to the estimated costs previously recorded.  It is reasonably possible that actual costs incurred in the future will differ from the amounts recorded as of March 30, 2003.

Effective January 1, 2003, new accounting guidance became effective for exit and restructuring activities initiated after 2002, which superseded previous guidance.  Under the new accounting guidance, recognition of liabilities for exit and restructuring costs are recognized as incurred as opposed to when an exit plan is approved, and will be measured and recorded at fair value.  For more information on this, please also read the description of SFAS No. 146 under the heading Recently Issued Accounting Pronouncements below.

Warranty Liabilities. Our products generally carry a one-year warranty.  A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades.  Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty.  For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology.  While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past.  Our estimated warranty costs are reviewed and updated on a quarterly basis.  Changes to the reserve occur as volume, product mix and warranty costs fluctuate.  We have experienced a decrease in warranty costs as products mature.  This trend could change as new products are introduced.

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

Software Development Costs. We capitalize certain software development costs for software expected to be sold within our products.  Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets.  Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, which is usually 3 years.  Changes in technology could affect our estimate of the useful life of such assets.  If we expensed such costs as they are incurred, our operating profit would have decreased by $0.4 million in the thirteen weeks ended March 30, 2003 and $0.2 million in the thirteen weeks ended March 31, 2002.  This trend is a result of increased investment in software content within our products.

Results of Operations

The following table sets forth our statement of operations data as a percentage of net sales.

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	59.0	52.8
Gross profit	41.0	47.2
Research and development	12.6	12.7
Selling, general and administrative	21.9	20.5
Amortization of purchased goodwill and technology	1.4	1.4
Operating income	5.0	12.5
Other income (expense), net	(1.6)	(1.5)
Income before taxes	3.4	11.0
Tax expense	1.2	4.0
Net income	2.2%	7.0%

Totals may not foot due to rounding.

Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales were $85.4 million in the first quarter of 2003 and $84.5 million in the first quarter of 2002, an increase of $0.9 million, or 1%.  The increase in quarterly net sales over the prior year quarter was primarily concentrated in the electron optics and service segments and offset reductions in our microelectronics and components segments.  Sales in the electron optics segment increased from 2002 levels because of strong demand for certain high-end systems, and sales in the service segment increased from 2002 due to a larger installed base.  Microelectronics sales were reduced due to decreased spending in the semiconductor market, though increases were experienced in this segment for sales into the data storage and industry and institute markets.

Net Sales by Segment

The following table shows our net sales by segment.

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002
	(in thousands)
Microelectronics	$29,861	$36,471
Electron Optics	35,413	30,190
Components	1,899	3,137
Service	18,269	14,700

	$85,442	$84,498

Microelectronics

Microelectronics segment sales were $29.9 million in the first quarter of 2003 and $36.5 million in the first quarter of 2002, a decrease of $6.6 million, or 18%.  The decrease was primarily a result of a change in product mix, combined with a decline in sales price.  In the first quarter of 2003, total unit shipments were relatively flat compared to the first quarter of 2002, but the product mix changed to emphasize our small stage DualBeam systems over our wafer tools, where small stage systems carry a lower average selling price.  Within the microelectronics segment, our sales to the data storage market increased significantly in the first quarter of 2003 due to increased demand for a new product offered to these customers, driven by new designs of thin-film heads with reduced feature sizes.

Electron Optics

Electron optics segment sales were $35.4 million in the first quarter of 2003 and $30.2 million in the first quarter of 2002, an increase of $5.2 million, or 17%.  The increase was primarily a result of increased volume of TEM sales, coupled with a change in product mix, though partially offset by decreased volume of SEM sales.  Total electron optics segment unit shipments decreased by 3% from the first quarter of 2002 to the first quarter of 2003.  TEM sales for the first quarter of 2003 increased $8.0 million, or 54%, and unit shipments increased 32%.  This increase in sales in excess of volume increases was due to increased demand for our high-end Tecnai systems, which carry higher unit sales prices.  Sales of our SEM products decreased $2.8 million, or 18% from the first quarter of 2002 to the first quarter of 2003, and unit shipments decreased correspondingly.  SEM sales declined due to increased competition and continued pricing pressures.

Components

Components segment sales were $1.9 million in the first quarter of 2003 compared to $3.1 million in the first quarter of 2002, a decrease of $1.2 million, or 39%.  The decrease is due to lower sales volumes as our component segment revenues tends to follow the cyclical pattern of the semiconductor equipment business, which has experienced a significant downturn since 2001.

Service

Service sales were $18.3 million in the first quarter of 2003 compared to $14.7 million in the first quarter of 2002, an increase of $3.6 million, or 24%.  The increase in service segment sales was the result of an increase in the number of systems under service contracts in our installed base.  In addition, most systems sold to customers in the semiconductor and data storage markets came to the end of their warranty period and led to a related increase in service contracts.  We have increased penetration in the semiconductor and data storage markets since the first quarter of 2002, and the customers in these markets tend to have higher demands for service response time.  In addition, our service contracts carry higher prices in these markets due to increased support and response times.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the U.S. and we expect this to continue.  Our percentage of total net sales outside the U.S. was 60% in 2003 and 56% in 2002.

The following table shows our net sales by geography.

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002
Net Sales by Geographic Region:
North America	41%	44%
Europe	28	28
Asia Pacific Region	31	28
	100%	100%

In North America, net sales decreased, both in volume as well as percentage of total revenues, from the first quarter of 2002 to the first quarter of 2003.  Sales were relatively flat in Europe, and increased in the Asia Pacific region.  Sales were $34.7 million in the first quarter of 2003 and $37.1 million in the first quarter of 2002 in North America, a decrease of $2.4 million, or 6% due to continued depressed demand in the semiconductor market, partially offset by an increase in the data storage market.  In Europe, sales were $24.0 million in the first quarter of 2003 and $23.9 million in the first quarter of 2002, a slight increase of $0.1 million, or 1%.  Within the European region, our products experienced somewhat increased demand in the industry and institute markets, which was offset by decreased demand in the semiconductor market and overall price pressure.  In the Asia Pacific region, sales were $26.7 million in the first quarter of 2003 and $23.5 million in the first quarter of 2002, an increase of $3.2 million, or 13%, due to continued improvement in economic conditions in that region which started in the second half of 2002.  The recent outbreak of Severe Acute Respiratory Syndrome could disrupt our efforts to sale, install and service tools in Asia.  Such a disruption could significantly affect our revenues.

Customer Concentration

Our customer base is diverse, however, we have historically derived a portion of our revenue from sales to a few key customers, and we expect that trend to continue.  Sales to our top 10 customers accounted for 31% of our total net sales in the thirteen weeks ended March 30, 2003 and 33% of our total net sales in the thirteen weeks ended March 31, 2002.  No sales to a single customer, however, exceeded 10% of our net sales for the first quarter of 2003 or 2002.

Gross Profit

Cost of sales is calculated to include manufacturing costs such as materials, labor (both direct and indirect), factory overhead and royalties, as well as all of the costs of our service function such as labor, materials, travel and overhead. Gross profit as a percentage of sales, or gross margin, was 41.0% in the first quarter of 2003 and 47.2% in the first quarter of 2002.

Our gross profit was $35.0 million in the first quarter of 2003 and $39.8 million in the first quarter of 2002, a decrease of $4.8 million, or 12.1% due to lower gross margins.  We realized lower gross margins due to both a change in our product mix and pricing.  In general, our microelectronics products carry higher gross margins than our electron optics products.  Microelectronics products decreased from 43.2% of our net sales in the first quarter of 2002 to 34.9% of our net sales in the first quarter of 2003.  By contrast, electron optics products increased from 35.7% of our net sales in the first quarter of 2002 to 41.4% of our net sales in the first quarter of 2003.  Our service segment sales increased from 17.4% of our net sales in the first quarter of 2002 to 21.4% in the first quarter of 2003. Though service segment margins remain well below system margins, service segment gross margins improved from 2002 to 2003 due to continued improved economies of scale from the additional growth in our installed base of systems.  In the first quarter of 2003, our overall margins were also adversely affected by pricing pressures due to weak market conditions and from competitors who have introduced new products into our markets or who benefit from favorable currency exchange movements in their home countries.

The following table shows our gross margin by segment.

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002
Gross Margin By Segment:
Microelectronics	47.0%	52.5%
Electron Optics	36.7%	47.1%
Components	56.7%	56.1%
Service	38.0%	32.2%

As we have significant operations in foreign countries, our gross margins also have been affected by exchange rate fluctuations discussed below under the heading Foreign Currency Exchange Rate Risk in Item 3.  During the first quarter of 2002, the exchange rates for the euro and Czech koruna were favorable to us compared with the rates experienced for these same currencies during the first quarter of 2003, which negatively impacted gross margins in 2003 as a result.

As part of our overall emphasis on cost reduction, we are seeking to lower costs to manufacture products in

2003 by improving our manufacturing and procurement efficiencies through global sourcing and shifting production to low cost manufacturing centers.  We expect improvements and efficiencies will aid our progress to improve gross margins and offset pricing pressures over the remainder of 2003.

Our ability to improve our gross margins and reduce materials costs could be affected by changes in product mix, reduced product sales or average selling prices, further pricing pressure from competitors, delay in the introduction of new products; unfavorable movements in currency exchange rates; cost increases from suppliers; unsuccessful transition of subcomponent manufacture to new sources; and continued weakness in the semiconductor market; among other factors.  In the second quarter of 2003, we expect to begin paying royalties on microelectronics products developed under an agreement with the International SEMATECH industry consortium.  Royalties will be paid on a per unit basis.  Depending on product mix, selling price and volume, the royalty payments could affect microelectronics product margins in the future.

Research and Development Costs

Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software or enhancements to existing products and software.

R&D costs were $10.8 million in the first quarter of 2003 and $10.7 million in the first quarter of 2002, a slight increase of $0.1 million, or 1%.  As a percentage of sales, R&D costs were 12.6% for the first quarter of 2003 and 12.7% for the first quarter of 2002.  R&D costs are reported net of subsidies and capitalized software development costs.  These offsets totaled $2.4 million in the first quarter of 2003 and $1.5 million in the first quarter of 2002.  The growth in offsets from 2002 to 2003 was the result of both not requalifying in Europe until the second quarter of 2002 for subsidy funding that expired in 2001 and new funding received from SEMATECH for a development project for advanced mask repair tools.  We expect the SEMATECH funding to decrease over the next few years as the work on the SEMATECH contract is completed, but we do not expect this decrease to have an overall impact on our R&D costs.  The increase in R&D costs in 2003 is attributable to investment in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.  In general, we expect our R&D costs will increase over time.

Selling, General and Administrative Costs

Selling, general and administrative costs, or SG&A, include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs also include sales commissions paid to our employees as well as to our agents.

SG&A costs were $18.7 million in the first quarter of 2003 and $17.3 million in the first quarter of 2002, an increase of $1.4 million, or 8%.  As a percentage of sales, SG&A costs were 21.9% in the first quarter of 2003 and 20.5% in the first quarter of 2002.  The increase in SG&A costs from 2002 to 2003 is primarily attributable to increases in insurance rates, salary costs in Europe, facility transition costs and a negative currency impact, partially offset by cost containment programs initiated in the fourth quarter of 2002.  We believe we will see continued progress from our cost containment programs in the second quarter and throughout the remainder of 2003. For more information on this, please also read the section under the heading Restructuring and Reorganization Costs below.

Amortization of Purchased Goodwill and Technology

Purchase accounting for the acquisition of Philips’ electron optics division in 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million.  Purchase accounting for the Micrion Acquisition in August 1999 resulted in the recognition of intangible assets in the amount of $16.3 million for existing technology, which is being amortized over a 10-year period, and goodwill of $24.1 million.  Purchase accounting for acquisitions in 2001 resulted in the recognition of intangible assets in the amount of $9.1 million for existing technology that is being amortized over a 5-year period, and goodwill of $1.4 million. Amortization of purchased technology was $1.2 million in both the first quarter of 2003 and 2002.  In accordance with accounting standards effective January 1,

2002, goodwill is not amortized.

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

The plan, as of December 2002, included the removal of approximately 145 employees, or 9% of our worldwide work force.  The positions affected include manufacturing, marketing, administrative, field service, research and development and sales personnel.  During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  Approximately 40% of the planned terminations were completed in the fourth quarter of 2002, approximately 6% were completed in the first quarter of 2003, and the remaining positions will be terminated throughout 2003:  approximately 9%, 22% and 23%, in the second through fourth quarters of 2003, respectively.  The positions remaining to be terminated as of March 30, 2003 primarily are located in the U.S. and Europe.  For certain of the terminated employees in foreign countries, we are required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

Leasehold improvements and facilities represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining net book value of leasehold improvements for various buildings located in the U.S. and Europe.  Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis when the premises are vacated, until the lease contracts expire or the facilities are sub-leased.  We expect to vacate these premises during 2003.

Approximately $0.3 million in cash expenditures were made during the first quarter under the restructuring plan.  Remaining cash expenditures of approximately $4.2 million are expected to be paid in 2003.  The current estimates accrued for abandoned leases, net of estimated sublease payments, will be paid over their respective lease terms through 2006.  We expect to complete the restructuring and reorganization plan by the end of 2003.

The following table summarizes the write-offs and expenditures related to the fourth quarter 2002 restructuring charge (in thousands):

	Beginning	Charged		(1)	Ending
	Accrued	to		Write-Offs	Accrued
Thirteen weeks ended March 30, 2003	Liability	Expense	Expenditures	Adjustments	Liability
Severance, outplacement and related benefits for terminated employees	$3,333	$—	$(127)	$67	$3,273
Leasehold improvements and facilities	1,869	—	(195)	(770)	904

Total balance accrued	$5,202	$—	$(322)	$(703)	$4,177

(1) Includes the effects of changes in currency translation on recorded liabilities

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

We continue to believe that successful implementation of our restructuring and reorganization plan, coupled with efforts to reduce operating expenses, should result in annualized cost reductions of approximately $9 to $10 million.  Our cost reductions were offset during the first quarter of 2003.  Offsetting costs included increased insurance expense, increased costs due to foreign currency fluctuation, increased salary costs (primarily in Europe) and increased costs due to redundant operations while we transition manufacturing lines to the Brno site and consolidate our Hillsboro operations.  The same offsets that affected the first quarter will affect future quarters.  Other offsets in the future quarters may include costs for selective hiring to acquire critical skills and possible salary increases.  Further, as noted above, the reorganization plan is subject to variance from our estimated results.  In addition to variance from estimates, other factors that could undermine cost reduction efforts include changes in sales volumes and delay or problems in implementing our move to lower-cost manufacturing at our facility in Brno and consolidation in Hillsboro.  For a discussion of other factors that could affect our overall cost reduction efforts please read the sections titled “Gross Profit” and “Selling, General and Administrative Costs” above.

Other Income (Expense), Net

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.  Interest income was $1.2 million in the first quarter of 2003 and $1.6 million in the first quarter of 2002, a decrease of $0.4 million, or 26%. The decrease in quarterly interest income in 2003 compared to 2002 is the result of decreased average cash balances of approximately $ 25 million combined with lower average interest rates over the corresponding periods.

Interest expense was $2.4 million in the first quarter of 2003 and $2.7 million in the first quarter of 2002, a decrease of $0.3 million, or 10%.  Interest expense for 2003 and 2002 relates primarily to the convertible debt issued in August 2001.  The remaining interest expense represents interest incurred on borrowings under our bank line of credit facilities.

Income Tax Expense

Our effective income tax rate on pre-tax book income was 35% for the first quarter of 2003 and 37% for the first quarter of 2002.  Our effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of a foreign sales corporation for exports from the U.S., research and experimentation tax credits earned in the U.S. and other factors.  The 2003 effective tax rate decreased compared to the rate for 2002, primarily due to changes in the foreign component of our business and the positive tax effects of these changes.

In addition to the factors mentioned above, our effective income tax rate on pre-tax book income can be affected by changes in statutory tax rates in the U.S. and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the U.S. governing research and experimentation credits and foreign sales corporations and other factors.  The World Trade Organization recently ruled against the U.S. tax policies covering U.S. exports and it is unclear what action, if any, the U.S. government may take in response to this ruling.  Subsequently, we are not able to predict the future effective income tax rate we may incur.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of March 30, 2003 consist of $195.3 million of cash, cash equivalents and short-term investments, $55.5 million in non-current investments, and $13.4 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations.  We believe that these sources of liquidity and capital will be sufficient to meet our expected needs for the next twelve months and will likely be sufficient for the foreseeable future.

Sources of Liquidity and Capital Resources

As of March 30, 2003, FEI had $152.8 million in cash and cash equivalents, $42.5 million in short-term investments, $55.5 million in non-current investments and $295.1 million in working capital.  Short-term investments represent marketable debt securities that had maturities greater than 90 days when we purchased them.  All such investments are scheduled to mature in less than twelve months from the balance sheet date.  Non-current investments represent marketable debt securities, which are scheduled to mature more than twelve months from the balance sheet date.  We intend to hold both the short-term and non-current securities to their maturity dates.

We maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the U.S., a $2.5 unsecured and uncommitted bank borrowing facility in Japan, and various limited facilities in selected foreign countries.  In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $3.2 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At March 30, 2003, we had outstanding standby letters of credit and bank guarantees totaling approximately $2.3 million to secure customer advance deposits.  We also had outstanding at March 30, 2003, $7.6 million of foreign bank guarantees that are secured by cash balances.

Cash and cash equivalents decreased by $14.6 million during the first quarter of 2003.  Activities impacting cash and cash equivalents are as follows:

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002

Cash used in operating activities	$(16.5)	$(12.5)
Cash provided by (used in) investing activities	(1.1)	4.9
Cash provided by financing activities	1.7	1.7
Effects of exchange rate changes on cash	1.3	(1.2)

Net decrease in cash and cash equivalents	$(14.6)	$(7.1)

First quarter 2003 cash flows:

Cash Flows from Operations

Operating activities used cash of $16.5 million in the first quarter of 2003.  Our primary source of cash from operating activities has been our net income, as adjusted to exclude the effect of non-cash charges and changes in working capital requirements, including accounts receivable, inventory and current liabilities.  The decrease in cash flow from operations in the first quarter of 2003 resulted from our decreased net income for the year combined with the effects of increases in working capital and other non-current assets.

Accounts Receivable

Accounts receivable were $100.7 million as of March 30, 2003 and $88.0 million as of December 31, 2002, an increase of $12.7 million.  In the first quarter of 2003, $0.4 million of the increase in receivables was due to weakening of the dollar in relation to currencies of our foreign subsidiaries.  The remainder was due to a large portion of first quarter shipments taking place late in March and $12.0 million of collections not received until the first week of the second quarter.  Our days sales outstanding, or DSO, calculated on a quarterly basis, deteriorated from 95 days in the fourth quarter of 2002 to 109 days in the first quarter of 2003.

Inventories

Inventories were $84.3 million as of March 30, 2003 and $86.2 million as of December 31, 2002, a decrease of $1.9 million.  Inventory actually increased $0.4 million due to currency changes, as our foreign currency denominated inventories are translated into U.S. dollars.  The decrease occurred in finished goods and work-in-

process inventories as we brought our inventories in line with our backlog.  Our inventory turnover rate, calculated on a quarterly basis, increased from 2.3 at December 31, 2002 to 2.4 at March 30, 2003.

Current Liabilities

Current liabilities were $114.1 million as of March 30, 2003 and $125.9 million as of December 31, 2002, a decrease of $11.8 million.  The decrease was a result of payment of income taxes, accrued payroll liabilities, current account with Philips, accrued restructuring and reorganization costs, accrued warranties and other current liabilities, and the recognition of deferred revenue, partially offset by increases in accounts payable.

Cash Flows from Investing Activities

Investing activities used cash of $1.1 million in the first quarter of 2003.  We use cash in investing activities primarily to purchase investments, acquire property, plant and equipment, develop software that is sold with our equipment, and to make investments in and acquisitions of other companies.  Cash was provided by investing activities from marketable securities as they mature.

Acquisition of Property, Plant and Equipment

We incurred capital expenditures for acquisition of property, plant and equipment of $8.1 million in the first quarter of 2003.

On July 30, 2002, we purchased land and two buildings in Hillsboro, Oregon, which, after improvements are completed, are expected to cost a total of approximately $25.0 to $27.0 million.  The amounts expended as of March 30, 2003 on the new facility have totaled $20.5 million.  We currently lease the real property used in our business, but we plan to vacate our leased facilities in Oregon and consolidate our operations into these newly purchased facilities.  During the transition from leased facilities to our new Hillsboro facility, we expect to incur some increased costs in the first half of 2003 for moving and temporarily maintaining duplicate facilities.  During the first quarter of 2003, expenditures were made totaling $3.1 million relating to the new facilities.  The other significant expenditures in the first quarter of 2003 included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers.  We have expanded our demonstration capabilities over the last two years.  We also invest in equipment for development, manufacturing and testing purposes.  We expect to continue to invest in capital expenditures to further expand our business, particularly for demonstration equipment and loaner systems.

Software Development Costs

We invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers.  We capitalized software development costs of $1.1 million in the first quarter of 2003.  We expect to continue to invest in software development as we develop new software for our existing products and new products under development.

Investments and Acquisitions

During the first quarter of 2003, we made no investments in or acquisitions of businesses.  However, we expect to continue to make investments and acquisitions in the future that are consistent with our business strategy.

Cash Flows from Financing Activities

Financing activities generated cash of $1.7 million in the first quarter of 2003.  We generated cash from financing activities primarily through the proceeds from our employee stock plans.

Employee Stock Plans

We issue shares under our employee share purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time.  In addition, we grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs.  During the first quarter of 2003, 142 thousand shares were issued under these programs.  These programs generated cash of $1.7 million in the first quarter of 2003.

First quarter 2002 cash flows:

Cash Flows from Operations

Operating activities used cash of $12.5 million in the first quarter of 2002.  Our primary source of cash from operating activities has been our net income, as adjusted to exclude the effect of non-cash charges and changes in working capital requirements, including accounts receivable, inventory and current liabilities.

Accounts Receivable

Accounts receivable were $94.1 million as of March 31, 2002 and $80.9 million as of December 31, 2001, an increase of $13.2 million.  The increase in receivables in the first quarter of 2002 was due to a larger than normal proportion of our sales volume for the quarter occurring in the last month of the quarter.  Our DSO, calculated on a quarterly basis, increased from 77 days at December 31, 2001 to 102 days at March 31, 2002.

Inventories

Inventories were $77.3 million as of March 31, 2002 and $74.2 million as of December 31, 2001, an increase of $3.1 million.  The increase was primarily due to increased work in process and finished goods inventory.  As a result of this increase in inventory, our inventory turnover rate, calculated on a quarterly basis, decreased from 2.7 at December 31, 2001 to 2.3 at March 31, 2002.

Current Liabilities

Current liabilities were $122.7 million as of March 31, 2002 and $128.5 million as of December 31, 2001, a decrease of $5.8 million.  The decrease resulted from payment of year-end accruals.

Cash Flows from Investing Activities

Investing activities provided cash of $4.9 million in the first quarter of 2002.  We use cash in investing activities primarily to purchase investments, acquire property, plant and equipment, develop software that is sold with our equipment, and to make investments in and acquisitions of other companies.  Cash is provided by investing activities from marketable securities as they mature.

Acquisition of Property, Plant and Equipment

We incurred capital expenditures for acquisition of property, plant and equipment of $3.5 million in the first quarter of 2002.  The expenditures included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers.

Software Development Costs

We capitalized software development costs of $0.7 million in the first quarter of 2002.

Investments and Acquisitions

During 2002 we made investments in businesses, in addition to ongoing investments in equipment and product development.  In the first quarter of 2002, we invested $1.0 million for a small equity position in a start-up company that anufactures metrology equipment for the semiconductor manufacturing industry.

Cash Flows from Financing Activities

Financing activities generated cash of $1.7 million in the first quarter of 2002.  We have generated cash from financing activities primarily through the proceeds from our employee stock plans.

Employee Stock Plans

During the first quarter of 2002, 150 thousand shares were issued under these programs.  These programs generated cash of $1.7 million in the first quarter of 2002.

Capital Commitments

Our future capital commitments include the repayment of our convertible debt in 2008 and obligations under operating leases for our manufacturing and administrative facilities.  Commitments under non-cancelable purchase orders totaled $13.8 million at March 30, 2003, all of which expire in 2003.

We issue standby letters of credit and bank guarantees from time to time in the normal course of our business.  At March 30, 2003, we had outstanding letters of credit and bank guarantees totaling $9.9 million.

We participate in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold.  In these transactions, the financial institution purchases our equipment and then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it.  As of March 30, 2003, we had guarantees outstanding under these lease financing programs, which totaled $0.7 million, related to lease transactions entered into from 1998 through 2002.

Related Party Activity

Additional discussion of related party transactions is included in Note 12 to the consolidated financial statements included elsewhere in this report.

Philips — In the past, we derived significant benefits from our relationship with Philips.  Now that Philips’ ownership of our common stock has been reduced to approximately 25%, thereby terminating the provisions of certain agreements providing for Philips’ provision of certain services to us, we have incurred additional labor and operating costs.  These costs will be partially offset by payments to us from Philips totaling up to $6 million over a three-year period ending December 31, 2003 pursuant to our revised agreement with Philips.  During the quarter ended March 30, 2003, we recognized $0.3 million of these payments as a reduction to operating expenses.  During the quarter ended March 31, 2002, we recognized $0.6 million of these payments as a reduction to operating expenses.  As of March 30, 2003, we have received and recognized a total of $5.3 million under the agreement since its inception.

Certain Philips business units purchase our products and services for internal use.  There were no sales to Philips in either of the first quarters of 2003 and 2002.

A substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.  Materials purchases from Philips and its affiliates amounted to $1.7 million in the first quarter of 2003 and $4.1 million in the first quarter of 2002.  This decrease has occurred as we shift our reliance away from one-source suppliers.

Accurel — Our Chairman, President and Chief Executive Officer owns a 50 percent interest in Accurel Systems International Corp., or Accurel, a provider of metrology services to the semiconductor and data storage markets. In the first quarter of 2002, we sold two systems to Accurel for an aggregate purchase price of $2.2 million. Accurel was extended payment terms of 5 years at 7% interest for one system and 3 years at 6.5% interest for the second. These transactions were reviewed and approved by the disinterested members of our board of directors.  We also provide service to Accurel on these and other systems used by Accurel.  Service revenue from Accurel was

$0.2 million in the first quarter of 2003 and $0.1 million in the first quarter of 2002.  In addition, we have guaranteed certain third party leases of Accurel, up to a maximum of $0.5 million as of March 30, 2003.

Aggregate payments of  $0.21 million were due from Accurel on May 6, 2003 for the purchase of a Vectra 986+ circuit edit tool. As of May 6, 2003, no payments had been received. We are currently in discussions with Accurel regarding collection of these delinquent payments.

Recently Issued Accounting Pronouncements

On July 30, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  In the past, we have restructured from time to time, and this may occur in the future.  Restructuring charges taken to exit plans committed to subsequent to December 31, 2002 will be expensed as incurred in accordance with SFAS No. 146.

In December 2002, FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  Financial Interpretation No. 45 was effective January 1, 2003.  The adoption of this statement has not had a material impact on our financial position, results of operations, or cash flows.

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures.  The purpose of Financial Interpretation No. 46 is to improve financial reporting by enterprises involved with variable interest entities by requiring consolidation of such entities.  Financial Interpretation No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this statement has not had a material impact on our financial position, results of operations, or cash flows.

Backlog

Our backlog consists of purchase orders we have received for products and services we expect to ship and deliver within the next twelve months, although there is no assurance that we will be able to do so.  At both March 30, 2003 and March 31, 2002, our total backlog was $122 million, consistent with our relatively flat net sales.  Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date.  A substantial portion of our backlog relates to orders for products with a relatively high average selling price.  As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date.  For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Cautionary factors that may affect future results

As noted above, this document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.  You also should read the section titled “Use of Estimates in

Financial Reporting” included in Note 1 to the consolidated financial statements included elsewhere in this report.  Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses.  These items are factors that we believe could cause our actual results to differ materially from expected and historical results.  Other factors also could adversely affect us.

We cannot be certain that we will be able to compete successfully in our highly competitive industries.  The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do. A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor’s capital equipment, we believe that the manufacturer generally relies upon that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor’s capital equipment, we expect to experience difficulty selling to that customer for a significant period of time. Our ability to compete successfully depends on a number of factors both within and outside our control, including:

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

Philips Business Electronics International B.V. will have significant influence on all company shareholder votes and may have different interests than other shareholder. Philips Business Electronics International B.V., or PBE, owns approximately 25% of our outstanding our common stock. As a result, PBE has significant influence on matters submitted to our shareholder, including proposals regarding:

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

Our business and financial results for a particular period could be materially and adversely affected if orders are canceled or rescheduled or if an anticipated order for even one system is not received in time to permit shipping during the period. Customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the stage of the build cycle we have completed. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any succeeding period. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. We did not have significant order cancellations for the year ended December 31, 2002 or for the quarter ended March 30, 2003.

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

We depend on the data storage, semiconductor and scientific research industries. Cyclicality in these markets may affect our business. Our business depends in large part upon the capital expenditures of data storage, semiconductor and scientific research customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Thirteen Weeks Ended
	March 30, 2003	March 31, 2002

Data storage	8%	6%
Semiconductor	42%	47%
Scientific Research and Industrial	50%	47%

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

•                  Political and economic instability; and

•                  Severe Acute Respiratory Syndrome (SARS).

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

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures. We have significant indebtedness. At March 30, 2003, we had total convertible long-term debt of approximately $175 million.

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

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts.  The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.  We do not, however, enter into derivative financial instruments for speculative purposes.  From time to time, we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions. As of March 30, 2003, the aggregate stated amount of these contracts was $55.4 million.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of March 30, 2003 would increase by approximately $3.1 million.  The increase in value would be substantially offset by the revaluation of the underlying hedged transactions.

We are not able to eliminate all currency risk though hedging activities and at times our hedging activities may not be successful.  In early May 2003, we determined that we incorrectly hedged our foreign currency exposure, which will lead to a $1.2 million loss when the forward exchange position matures in late May 2003.  In response, we have modified our review and approval practices to reduce the risk of incorrect hedging transactions in the future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

Overview

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

Currency Exchange Risk related to Product Manufacturing

Because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from sales in that geographic region.  Our raw materials, labor and other manufacturing costs primarily are denominated in U.S. dollars, euros and Czech korunas.  This has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in the first quarter of 2002.  A weakening of the dollar in relation to the euro or Czech koruna would have an adverse effect on our reported results of operations, as was the case in the first quarter of 2003.  Movement of Asian currencies in relation to the dollar and euro also can affect our reported sales and results of operations because we derive more revenue than we incur costs from the Asia Pacific region.  In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.

Currency Exchange Risk related to Product Sales

As a result of an overall weakening of the U.S. dollar against European currencies and Japanese yen in the first quarter of 2003, net sales were positively affected.  As a result of an overall strengthening of the U.S. dollar against European currencies and Japanese yen in the first quarter of 2002, net sales were negatively affected. Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date.  The resulting translation adjustments increased shareholders’ equity and comprehensive income for the first quarter of 2003 by $1.3 million.  Holding other variables constant, if the U.S. dollar weakened by 10%, shareholders’ equity would increase by approximately $12.4 million.

Risk Mitigation

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts.  The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.  We do not, however, enter into derivative financial instruments for speculative purposes.  From time to time, we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions. As of March 30, 2003, the aggregate stated amount of these contracts was $55.4 million.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of March 30, 2003 would increase by approximately $3.1 million.  The increase in value would be substantially offset by the revaluation of the underlying hedged transactions.

We are not able to eliminate all currency risk though hedging activities and at times our hedging activities may not be successful.  In early May 2003, we determined that we incorrectly hedged our foreign currency exposure, which will lead to a $1.2 million loss when the forward exchange position matures in late May 2003.  In response, we have modified our review and approval practices to reduce the risk of incorrect hedging transactions in the future.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investments. Since we have no variable interest rate debt outstanding at March 30, 2003, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percent increase in interest rates.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of March 30, 2003, we held cash and cash equivalents of $152.8 million that consist of cash and highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income by approximately $2 million.  Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of March 30, 2003, we held short and long-term fixed rate investments of $97.9 million that consisted of corporate notes and bonds and mortgaged-backed securities.  An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, since we intend and are able to hold these fixed rate investments until maturity.  Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates.  A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income from these items of less than $1 million.

The following summarizes our investments, weighted average yields and expected maturity dates as of March 30, 2003 (in thousands, except interest rates):

	Less Than 1 Year	2 Years	3 Years	Total
Corporate notes and bonds	$35,441	$13,586	$5,049	$54,076
Weighted average yield	2.98%	2.84%	2.48%	2.89%
Mortgage-backed Securities	7,023	30,698	6,122	43,843
Weighted average yield	2.01%	2.45%	2.48%	2.39%
Total investment securities	$42,464	$44,284	$11,171	$97,919

Item 4.    Controls and Procedures

As of March 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the CEO and acting CFO, concluded that our disclosure controls and procedures were effective as of March 30, 2003.  There have been no significant changes in the registrant’s internal controls or in other factors that could significantly affect internal controls subsequent to March 30, 2003.

Part II - Other Information

Item 2.    Changes in Securities and Use of Proceeds

(c)           On January 31, 2003, we issued approximately 46 thousand shares of our common stock to Koninklijke Philips Electronics NV (“Philips”) in connection with an ongoing obligation arising from our 1997 transaction with Philips (as discussed in Note 11 to our financial statements herein).  The foregoing issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, among other exemptions, on the basis that the transaction did not involve a public offering.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

See Exhibit Index attached hereto.

(b)   Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on January 9, 2003 to report the termination of the agreement and plan of merger dated July 11, 2002 with Veeco Instruments Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: May 13, 2003	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chairman, President and Chief Executive Officer

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and Acting Chief Financial Officer

Certifications

I, Vahé A. Sarkissian, certify that:

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

By:	/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and acting Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
3.1*	Second Amended and Restated Articles of Incorporation, as amended.
3.2	Amended and Restated Bylaws, as amended on April 17, 2003.
10.1	Master Agreement for the Acht facility, dated January 14, 2003
99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1996.