Form 10-Q
period 2003-06-29
FEI CO
filed 2003-08-12
CIK 914329

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-22780

FEI COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0621989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5350 NE Dawson Creek Drive Hillsboro, Oregon

97124-5793

(Address of principal executive offices)	(Zip Code)

(503) 726-7500
(Registrant’s telephone number, including area code)

7451 NW Evergreen Parkway, Hillsboro, Oregon 97124
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
Yes ☒  No ☐

The number of shares of common stock outstanding as of August 1, 2003 was 32,878,982.

INDEX TO FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets - June 29, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations – Thirteen Weeks Ended June 29, 2003 and June 30, 2002 Twenty-Six Weeks Ended June 29, 2003 and June 30, 2002

Condensed Consolidated Statements of Comprehensive Income – Thirteen Weeks Ended June 29, 2003 and June 30, 2002 Twenty-Six Weeks Ended June 29, 2003 and June 30, 2002

Condensed Consolidated Statements of Cash Flows – Twenty-Six Weeks Ended June 29, 2003 and June 30, 2002

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

SIGNATURES

EXHIBIT INDEX

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 29, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$236,287	$167,423
Short-term investments in marketable securities	44,901	54,176
Receivables (net of allowance for doubtful accounts of $4,041 at June 29, 2003 and $4,414 at December 31, 2002)	102,106	87,993
Current receivable from Accurel	334	1,118
Inventories	94,113	86,224
Deferred tax asset	17,309	18,934
Other current assets	6,507	6,061
Total current assets	501,557	421,929
Non-current investments in marketable securities	54,150	52,031
Long-term receivable from Accurel	1,366	2,238
Property, plant and equipment	65,726	56,702
Purchased technology, net	23,455	25,863
Goodwill, net	33,035	32,859
Other assets	50,198	44,857
Total Assets	$729,487	$636,479

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,393	$35,179
Bank line of credit borrowings (Note 8)	—	—
Current account with Philips	4,722	5,629
Accrued payroll liabilities	6,946	8,522
Accrued warranty reserves	11,557	13,631
Deferred revenue	26,352	29,741
Income taxes payable	2,093	9,532
Accrued restructuring and reorganization	4,873	5,202
Other current liabilities	14,516	16,954
Total current liabilities	103,452	124,390
Convertible debt	295,000	175,000
Deferred tax liability	11,102	7,561
Other liabilities	2,638	2,603
Commitments and contingencies
Shareholders’ equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 45,000 shares authorized; 32,873 and 32,647 shares issued and outstanding at June 29, 2003 and December 31, 2002	303,366	325,203
Note receivable from shareholder	(1,116)	(1,116)
Accumulated earnings (deficit)	1,517	(1,690)
Accumulated other comprehensive income	13,528	4,528

Total shareholders’ equity	317,295	326,925

Total Liabilities and Shareholders’ Equity	$729,487	$636,479

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net sales:
Products	$71,709	$69,877	$138,659	$137,484
Products-related party	(1,050)	1,560	(1,050)	3,751
Service	18,965	16,333	37,234	30,945
Service-related party	179	111	402	199
Total net sales	89,803	87,881	175,245	172,379

Cost of sales:
Products	40,305	34,835	79,383	69,521
Service	12,496	13,132	23,829	23,098
Total cost of sales	52,801	47,967	103,212	92,619

Gross profit	37,002	39,914	72,033	79,760

Operating expenses:
Research and development	10,065	10,587	20,859	21,326
Selling, general and administrative	18,448	17,965	37,190	35,300
Merger costs	—	1,117	—	1,117
Amortization of purchased goodwill and technology	1,205	1,204	2,409	2,408
Restructuring and reorganization costs	1,505	—	1,505	—

Total operating expenses	31,223	30,873	61,963	60,151

Operating income	5,779	9,041	10,070	19,609

Other income (expense):
Interest income	1,168	1,925	2,361	3,546
Interest expense	(4,146)	(3,023)	(6,596)	(5,735)
Other	(763)	(287)	(903)	(430)
Total other expense, net	(3,741)	(1,385)	(5,138)	(2,619)

Income before taxes	2,038	7,656	4,932	16,990

Income tax expense	713	2,794	1,726	6,201

Net income	$1,325	$4,862	$3,206	$10,789

Per share data:
Basic earnings per share	$0.04	$0.15	$0.10	$0.33
Diluted earnings per share	$0.04	$0.15	$0.10	$0.32

Weighted average shares outstanding:
Basic	32,860	32,341	32,803	32,219
Diluted	33,606	33,411	33,514	33,421

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30 2002

Net income	$1,325	$4,862	$3,206	$10,789

Other comprehensive income:
Foreign currency translation adjustment, zero taxes provided	7,658	9,284	9,000	8,089

Comprehensive income	$8,983	$14,146	$12,206	$18,878

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$3,206	$10,789
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,180	5,918
Amortization	4,273	3,720
Loss on retirement of fixed assets	6	209
Expenses incurred on bond redemption, net	1,590	—
Deferred income taxes	5,165	3,775
Tax benefit of non-qualified stock options exercised	265	—
Decrease (increase) in assets:
Receivables	(7,459)	(6,204)
Current receivable from Accurel	784	(445)
Inventories	(2,419)	1,567
Other assets	(2,668)	(12,049)
Increase (decrease) in liabilities:
Accounts payable	(3,006)	5,032
Current account with Philips	(457)	7,667
Accrued payroll liabilities	(342)	(2,604)
Accrued warranty reserves	(5,725)	(1,987)
Deferred revenue	(3,898)	(4,784)
Income taxes payable	(7,453)	(1,581)
Accrued restructuring and reorganization costs	329	—
Other liabilities	(470)	342

Net cash (used in) provided by operating activities	(12,099)	9,365

Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,082)	(10,265)
Redemption of investments in marketable securities	75,152	163,556
Purchase of investments in marketable securities	(67,996)	(154,903)
Acquisition of patents	(224)	(85)
Investment in unconsolidated affiliate	—	(990)
Acquisition of businesses, net of cash acquired	(200)	(1,052)
Investment in software development	(1,993)	(1,503)

Net cash used in investing activities	(10,343)	(5,242)

Cash flows from financing activities:
Proceeds from issuance of zero coupon convertible notes, net of expense	145,875	—
Redemption of 5.5% convertible notes	(31,366)	—
Purchase of convertible note hedge, net of warrant issued	(23,872)	—
Proceeds from exercise of stock options and employee stock purchases	1,770	2,861

Net cash provided by financing activities	92,407	2,861

Effect of exchange rate changes	(1,101)	3,259

Net increase in cash and cash equivalents	68,864	10,243

Cash and cash equivalents, beginning of period	167,423	176,862

Cash and cash equivalents, end of period	$236,287	$187,105

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments and purchase accounting adjustments, considered necessary for fair presentation have been included.  The results of operations for the thirteen weeks ended June 29, 2003 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates in Financial Reporting – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, income tax related contingencies, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill, and the timing of revenue recognition including the estimated fair value of installation costs.  It is reasonably possible that the estimates may change in the near future.

Derivatives in Equity – Derivative instruments that the Company has the option to settle in the Company’s stock are recorded in equity at their original value in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments.”

Stock-Based Compensation – The Company measures compensation expense for its stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company provides disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense.

No compensation cost has been recognized for stock options granted at fair value on the date of grant or issuance, or Employee Share Purchase Plan (“ESPP”) shares issued at a fifteen percent discount of the lower of the market price on either the first day of the applicable offering period or the purchase date.  Had compensation cost for the Company’s stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant or issuance, the Company’s net income and net income per share would have been reduced to the amounts shown as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income (loss):
As reported	$1,325	$4,862	$3,206	$10,789
Stock compensation cost	2,145	1,723	4,065	3,446
Pro forma	$(820)	$3,139	$(859)	$7,343

Net income (loss) per share, basic:
As reported	$0.04	$0.15	$0.10	$0.33
Stock compensation cost	0.07	0.05	0.12	0.11
Pro forma	$(0.02)	$0.10	$(0.02)	$0.22

Net income (loss) per share, diluted:
As reported	$0.04	$0.15	$0.10	$0.32
Stock compensation cost	0.07	0.05	0.12	0.10
Pro forma	$(0.02)	$0.10	$(0.02)	$0.22

Totals may not foot due to rounding.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Pronouncements – On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  In the past, the Company has restructured from time to time, and this may occur in the future.  Restructuring charges taken for exit plans committed to subsequent to December 31, 2002 have been expensed as incurred in accordance with SFAS No. 146.

In October 2002, the EITF issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  This statement is to be effective for the quarter ended September 28, 2003.  Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s consolidated financial statements.

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

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest

Entities.”  Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures.  The purpose of Financial Interpretation No. 46 is to improve financial reporting by enterprises involved with variable interest entities by requiring consolidation of such entities.  Financial Interpretation No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this statement has not had a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued by the FASB.  SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date.  The Company is currently evaluating what effect, if any, the adoption of SFAS No. 149 will have on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstance).  Many of those instruments were previously classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The Company has evaluated the impact of the adoption of this statement and has determined that this statement will not have a material impact on its consolidated results of operations or financial position.

Earnings per Share – The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands)		(In thousands)

Weighted average shares outstanding - basic	32,860	32,341	32,803	32,219
Dilutive effect of stock options calculated using the treasury stock method	746	1,070	711	1,202

Weighted average shares outstanding - diluted	33,606	33,411	33,514	33,421

During the thirteen weeks ended June 29, 2003 and June 30, 2002, 1.8 million and 1.2 million stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.  For the twenty-six weeks ended June 29, 2003 and June 30, 2002, 1.9 million and 0.7 million shares issuable upon the exercise of outstanding stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.  In addition, $150,000 and $145,000 of convertible debt issued in 2003 and 2001 respectively, can be converted into 5.5 million and 2.9 million shares, respectively, of the Company’s stock, and these shares have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive in both the thirteen weeks and twenty-six weeks ended June 29, 2003 and June 30, 2002.

Supplemental Cash Flow Information – Cash paid for interest totaled $6,178 in the twenty-six weeks ended June 29, 2003 and $5,628 in the twenty-six weeks ended June 30, 2002.  Cash paid for income taxes totaled $3,999 in the twenty-six weeks ended June 29, 2003 and $2,553 in the twenty-six weeks ended June 30, 2002.

2.                                      MERGERS AND ACQUISITIONS

2002 Acquisitions – On June 10, 2002, the Company purchased all of the assets and assumed certain liabilities of Atomika Instruments GmbH (“Atomika”), a supplier of secondary ion mass spectrometry equipment, in a transaction accounted for under the purchase method.  Atomika was under bankruptcy protection at the time of the transaction.  Activity of this business is included in the consolidated financial statements for the period subsequent to June 10, 2002.  The purchase price of $2,458 included $974 cash and the assumption of $1,484 of liabilities.  The total purchase price of these assets was allocated $2,406 to current assets and $52 to equipment.  There were no intangible assets identified in the purchase price allocation for this asset purchase.

3.                                      INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities are classified as held-to-maturity based on the Company’s intent and ability to hold them.  As such, they are recorded at their amortized cost.

Short-term investments in marketable securities consisted of:

	June 29, 2003	December 31, 2002

Mortgage backed securities	$16,659	$7,034
Corporate notes and bonds	28,242	47,142

Short-term investments in marketable securities	$44,901	$54,176

Non-current investments in marketable securities consisted of:

	June 29, 2003	December 31, 2002

Mortgage backed securities	$27,254	$45,318
Corporate notes and bonds	26,896	6,713

Non-current investments in marketable securities	$54,150	$52,031

Non-current investments at June 29, 2003 mature as follows:

	2 Years	3 Years	Total

Mortgage backed securities	$13,099	$14,155	$27,254
Corporate notes and bonds	20,459	6,437	26,896

Non-current investments in marketable securities	$33,558	$20,592	$54,150

4.                                      INVENTORIES

Inventories consisted of the following:

	June 29, 2003	December 31, 2002

Raw materials and assembled parts	$35,497	$33,399
Service inventories, estimated current requirements	10,534	10,404
Work in process	35,385	30,449
Finished goods	18,619	17,724
	100,035	91,976
Reserve for excess and obsolete inventory	(5,922)	(5,752)

Total inventories	$94,113	$86,224

The Company disposed of inventory and charged the cost against the related excess and obsolescence reserve in the amount of $1,472 during the twenty-six weeks ended June 29, 2003 and $2,971 during the twenty-six weeks ended June 30, 2002.

5.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 29, 2003	December 31, 2002

Land	$7,869	$7,869
Buildings	17,091	9,037
Leasehold improvements	2,727	5,582
Machinery and equipment	37,076	36,437
Demonstration systems	37,487	34,047
Other fixed assets	15,378	13,017

	117,628	105,989
Accumulated depreciation	(51,902)	(49,287)

Total property, plant and equipment	$65,726	$56,702

During the twenty-six weeks ended June 29, 2003, $823 of net leasehold improvements and other fixed assets relating to facilities abandoned under the 2002 restructuring and reorganization plan were charged against the restructuring and reorganization accrual (see Note 10).

6.                                      PURCHASED TECHNOLOGY AND GOODWILL

Purchased technology and goodwill consisted of the following:

	Amortization Period	June 29, 2003	December 31, 2002
Existing technology from PEO Combination, net of amortization of $8,073 and $8,016, respectively	12 years	$7,787	$8,474
Existing technology from Micrion Acquisition, net of amortization of $6,356 and $5,542, respectively	10 years	9,921	10,735
Existing technology from other acquisitions, net of amortization of $3,327 and $2,420, respectively	5 years	5,747	6,654
Purchased technology, net		$23,455	$25,863

Goodwill from PEO Combination, net of amortization of $5,614		$11,588	$11,612
Goodwill from Micrion Acquisition, net of amortization of $4,558		19,431	19,431
Goodwill from other acquisitions		2,016	1,816

Goodwill, net		$33,035	$32,859

Changes in goodwill from the combination with the electron optics business of Koninklijke Philips Electronics NV (“Philips”) (also referred to as the “PEO Combination”) is the result of foreign currency fluctuations as a portion of the goodwill is recorded on the books of foreign subsidiaries.

The increase in goodwill from other acquisitions is the result of milestone payments made during the thirteen weeks ended June 29, 2003, for the April 24, 2001 Deschutes Corporation acquisition.

7.                                      OTHER ASSETS

Other assets consisted of the following:

	June 29, 2003	December 31, 2002

Service inventories, estimated noncurrent requirements, net of obsolescence reserves of $9,223 and $11,146, respectively	$28,043	$26,768
Capitalized software development costs, net of amortization of $6,240 and $4,659, respectively	9,435	9,461
Debt issuance costs, net of amortization of $2,318 and $1,193, respectively	8,416	4,707
Patents, net of amortization of $359 and $244, respectively	1,124	1,001
Investment in unconsolidated affiliates	1,115	1,115
Deposits and other	2,065	1,805

Total other assets	$50,198	$44,857

The Company disposed of service inventory and charged the cost against the related excess and obsolescence reserve in the amount of $3,245 during the twenty-six weeks ended June 29, 2003 and $2,076 during the twenty-six weeks ended June 30, 2002.

Software development costs capitalized were $1,993 during the twenty-six weeks ended June 29, 2003 and $1,503 during the twenty-six weeks ended June 30, 2002.  Amortization of software development costs was $1,378 for the twenty-six weeks ended June 29, 2003 and $879 for the twenty-six weeks ended June 30, 2002.

Debt issuance costs capitalized were $4,833 during the twenty-six weeks ended June 29, 2003 related to the issuance of the $150,000 zero-coupon convertible notes.  There were no comparable costs capitalized in the twenty-six weeks ended June 30, 2002.  Amortization of debt issuance costs was $408 for the twenty-six weeks ended June 29, 2003 and $421 for the twenty-six weeks ended June 30, 2002 and is recorded in the condensed consolidated statements of operations as interest expense.  In addition, the Company expensed $741 of debt issuance costs related to the redemption of convertible notes in June 2003 (see Note 8) which was recorded in the condensed consolidated statements of operations as interest expense.

In March 2002, the Company purchased 529,189 shares of Series B Preferred stock and 226,244 warrants to purchase Series B Preferred stock of Neocera, Inc., a start-up company that manufactures metrology equipment for the semiconductor manufacturing market.  The total cost of the investment was $990 and is included in investment in unconsolidated affiliates.

8.                                      CREDIT FACILITIES

The Company maintains a $10,000 unsecured and uncommitted bank borrowing facility in the U.S., a $2,542 unsecured and uncommitted bank borrowing facility in Japan, and certain limited bank facilities in other selected foreign countries.  In addition, the Company maintains a $5,000 unsecured and uncommitted bank facility in the U.S. and a $2,600 unsecured and uncommitted bank facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At June 29, 2003, the Company had outstanding standby letters of credit and bank guarantees totaling approximately $5,658 to secure customer advance deposits under these bank facilities.  The Company also had outstanding at June 29, 2003, $4,607 of foreign bank guarantees that are secured by cash balances.

On August 3, 2001, the Company issued $175,000 of convertible subordinated notes, due August 15, 2008, through a private placement.  The notes are redeemable at the Company’s option beginning in 2004, or earlier if the price of the Company’s common stock exceeds specified levels.  The notes bear interest at 5.5%, payable semi-annually.  The notes are convertible into common stock of the Company, at the note holder’s option, at a price of $49.52 per share.  On June 13, 2003, the Company redeemed $30,000 of the notes at a redemption price of 102.75%.  The premium on redemption of $825 is included in the condensed consolidated statements of operations as interest expense.

Zero Coupon Convertible Notes

On June 13, 2003, the Company issued $150,000 aggregate principal amount of zero coupon convertible subordinated notes in a private placement pursuant to Rule 144A and Regulation S.  The interest rate on the notes is zero and the notes will not accrete interest.  The notes are due on June 15, 2023 and are putable to the Company at the noteholder’s option (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount.  The notes are also putable to the Company at the noteholder’s option upon a change of control at a price equal to 100% of the principal amount.  The Company can redeem the notes (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, or thereafter at a price equal to 100% of the principal amount.  The notes are subordinated to the Company’s existing and future senior indebtedness and are effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.  The cost of this transaction, including underwriting discounts and commissions, offering expenses, and the net cost of the hedging transactions described below was approximately $28,000.

The notes are convertible into shares of the Company’s common stock upon the occurrence of certain events at an initial conversion price of $27.132 per share (subject to adjustment), or approximately 5.53 million shares if the entire $150,000 is converted.  Upon conversion, the Company has the option to settle the notes in cash, shares of its common stock, or a combination of cash and shares.

The Company used a portion of the net proceeds from the offering to enter into convertible note hedge and warrant transactions with respect to the Company’s common stock, the exposure for which was held at the time the notes were issued by Credit Suisse First Boston International, an affiliate of an initial purchaser of the notes.  The hedging transactions may be settled at the Company’s option on a net basis and run for a term concurrent with the notes.  The warrant held by the Company offsets the dilution from the conversion of the notes by allowing the Company to purchase up to 5.53 million shares of common stock at a price of $27.132 per share.  The bond hedge creates an upper limit on the cost of the warrant by proportionately reducing the amount of shares deliverable to the Company under the warrant by the amount that the Company’s stock price at the time of conversion exceeds $40.80.  These hedging transactions are expected to reduce the potential dilution from the conversion of the notes up to a market price of $40.80 per share.  The net cost of the hedging transactions has been included in shareholders’ equity in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

9.                                      WARRANTY RESERVES

A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades.  This reserve is charged to cost of sales in the accompanying consolidated statements of operations.  Costs incurred for warranty work are charged against the reserve.  The following is a summary of warranty reserve activity.

	Balance, Beginning of Period	Increase to Reserve	Warranty Costs Incurred	Balance, End of Period

Twenty-six weeks ended June 29, 2003	$13,631	$5,486	$(7,560)	$11,557

Twenty-six weeks ended June 30, 2002	$18,988	$8,248	$(9,137)	$18,099

The Company’s estimated warranty costs are reviewed and updated on a quarterly basis.  Such reviews historically have not resulted in material adjustments to previous estimates.

10.                               RESTRUCTURING AND REORGANIZATION

Accrued restructuring as of June 29, 2003 and December 31, 2002 consisted of the following:

	June 29, 2003	December 31, 2002

Second quarter 2003 restructuring charge	$285	$—
Fourth quarter 2002 restructuring charge	4,588	5,202

Total accrued restructuring and reorganization	$4,873	$5,202

During the first two quarters of 2003, the Company recorded restructuring and reorganization costs totaling $1,505.  The $1,505 consisted of $660 for a change in estimate of net facility costs relating to the fourth quarter 2002 restructuring, $235 relating to relocation and moving expenses associated with facility consolidations and employee transfers and $610 relating to incremental workforce actions taken during the second quarter.

Second Quarter 2003 Restructuring

During the second quarter of 2003, the Company recorded restructuring and reorganization charges of $610 as a result of its continued efforts to improve its cost structure and re-align employees to fit with the organization.  Costs included in the charges consist of employee termination and other related costs.

The plan, as of June 2003, included the removal of approximately 20 employees, or approximately 1% of the Company’s worldwide work force.  The positions affected include manufacturing, marketing, administrative, field service, research and development and sales personnel.  During the second quarter of 2003, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  All but one termination was completed in the second quarter of 2003.  The remaining position will be terminated in the third quarter of 2003.

Employee termination and related costs consist of severance, insurance benefits and related costs associated with the elimination of 20 employees.

The following table summarizes the write-offs and expenditures related to the second quarter 2003 restructuring charge.

Thirteen Weeks Ended June 29, 2003	Charged to Expense	Expenditures	Write-Offs Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$610	$(325)	$—	$285

Fourth Quarter 2002 Restructuring

During the fourth quarter of 2002, in response to the continuing global economic downturn, the Company recorded restructuring and reorganization charges of $5,529 related to its plan to consolidate operations, reduce excess leased facilities and reduce operating expenses.  Costs included in the charges consist of employee termination and other related costs, and facility and leasehold improvement charges related to future abandonment of various leased office and manufacturing sites in North America and Europe.

In the second quarter of 2003, the Company recorded an additional $700 in restructuring charges resulting from an estimate change related to future abandonment of leased offices.

The plan, as of December 2002, included the removal of approximately 145 employees, or 9% of the Company’s worldwide work force.  The positions affected include manufacturing, marketing, administrative, field service, research and development and sales personnel.  During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  Approximately 40% of the planned terminations were completed in the fourth quarter of 2002 and approximately 20% were completed in the first two quarters of 2003.  The remaining positions will be terminated fairly evenly over the third and fourth quarters of 2003.  The positions remaining to be terminated as of June 29, 2003 are primarily located in the U.S. and Europe.  For certain of the terminated employees in foreign countries, the Company is required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

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

The following table summarizes the write-offs and expenditures related to the fourth quarter 2002 restructuring charge.

Twenty-six Weeks Ended June 29, 2003	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs Adjustments		Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$3,333	$—	$(364)	$304	(1)	$3,273
Leasehold improvements and facilities	1,869	660	(391)	(823)		1,315

Total balance accrued	$5,202	$660	$(755)	$(519)		$4,588

(1) Includes the effects of changes in currency translation on recorded liabilities.

The restructuring charges for both the fourth quarter 2002 and the second quarter 2003 plans are based on estimates that are subject to change.  Workforce related charges could change because of shifts in timing or changes in amounts of severance and outplacement benefits.  Facilities charges could change because of a change in when the Company actually vacates the buildings or due to changes in sublease income.  The Company’s ability to generate sublease income, as well as the Company’s ability to terminate lease obligations at the amounts estimated, is dependant upon lease market conditions at the time the Company negotiates the lease termination and sublease arrangements.

11.                               SHAREHOLDERS’ EQUITY

The Company issued 112 thousand shares of common stock to employees under its ESPP during the twenty-six weeks ended June 29, 2003 and 59 thousand shares during the twenty-six weeks ended June 30, 2002.  The increase in ESPP shares issued was the result of both increased participation in the plan as well as a reduction in the market price of FEI common stock from 2002 to 2003.  Options to purchase 45 thousand shares of common stock were exercised during the twenty-six weeks ended June 29, 2003 and options to purchase 150 thousand shares of common stock were exercised during the twenty-six weeks ended June 30, 2002.

On February 21, 1997, in the PEO Combination, the Company acquired substantially all of the assets and liabilities of the electron optics business of Philips, in a transaction accounted for as a reverse acquisition.  As part of the PEO Combination, the Company agreed to issue to Philips additional shares of common stock of the Company whenever stock options that were outstanding on the date of the PEO Combination are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options.  The Company receives no additional consideration for these shares issued to Philips under this agreement.  The Company issued 69 thousand shares during the twenty-six weeks ended June 29, 2003 and 131 thousand shares during the twenty-six weeks ended June 30, 2002 to Philips under this agreement. As of June 29, 2003, 200 thousand shares of the Company’s common stock are potentially issuable and reserved for issuance to Philips as a result of this agreement.

On June 15, 2003, the Company issued $150,000 of zero coupon convertible subordinated notes, due June 15, 2023, through a private placement (see Note 8).  The Company used $23,872 of the net proceeds from the notes issuance for the net cost of a convertible note hedge and underlying stock warrants.  Under EITF 00-19, “Accounting for Derivative Financial Instruments,” the convertible note hedge qualifies for equity treatment and was recorded in common stock.  The note hedge effectively raises the conversion price on the money raised to $40.80 per share.  In addition, the convertible hedge creates tax advantages to the Company, which has the effect, over the life of the notes, of significantly reducing the cost paid for the hedge and lowering the after-tax yield on the entire debt placement.

12.                               RELATED PARTY ACTIVITY

Relationship with Philips – In the PEO Combination, Philips received 55 percent of the then-outstanding common stock of the Company in the exchange.  Philips maintained majority control of FEI until May 22, 2001, when its ownership was reduced through a secondary public stock offering.  The following paragraphs describe various business transactions and relationships between the Company and Philips.

Supplemental Agreement with Philips Effective as of December 31, 2000 – Under terms of the agreement entered into between Philips and the Company, effective as of December 31, 2000, clarifying certain relationships and transactions (the “Supplemental Agreement”), Philips agreed to pay up to $6,000 to the Company over a three-year period to reduce the effect of increased costs.  Philips agreed to the payments as partial reimbursement of an over-funding of FEI’s pension liability to the Philips pension plan that was not transferred to FEI at the time FEI employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds FEI was previously receiving from the Philips plan due to the over-funding.  These payments would terminate on a change of control of FEI, as defined in the agreement. During the twenty-six weeks ended June 29, 2003 and June 30, 2002, the Company recognized payments totaling $169 and $2,316, respectively, as a reduction of operating expenses. As of June 29, 2003, the Company has received and recognized a total of $5,666 under the agreement since its inception.  The Company will recognize all future payments under the Supplemental Agreement as a reduction of operating expenses when the payments are received.

Materials Purchased from Philips – A substantial portion of the subassemblies included in the Company’s FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.  Materials purchased from Philips and its affiliates amounted to $4,373 in the twenty-six weeks ended June 29, 2003 and $7,661 in the twenty-six weeks ended June 30, 2002. This decrease has occurred as the Company shifts its reliance away from one-source suppliers.

Facilities Leased from Philips – The Company leases sales, service and administrative facilities from Philips in certain countries.  The Company paid Philips approximately $251 in the twenty-six weeks ended June 29, 2003 and $306 in the twenty-six weeks ended June 30, 2002 for rent of these facilities.  The Company also paid Philips $270 in the twenty-six weeks ended June 29, 2003 as a refundable deposit on facilities leased from Philips in Japan.

Development Services Provided by Philips – The Company purchases research and development services from Philips’ central research facility.  The Company paid $2,578 in the twenty-six weeks ended June 29, 2003 and $655 in the twenty-six weeks ended June 30, 2002 for such services.

Intellectual Property – Under terms of the Supplemental Agreement, FEI must pay a royalty of 1% of sales on any future sales of products using certain technology licensed from Philips.  To date, FEI has not sold any products using this technology or paid any related royalties.

Other Services Provided by Philips – In connection with the PEO Combination, the Company entered into various services agreements with Philips affiliates to continue to provide to FEI certain administrative, accounting, customs, export, human resources, import, information technology, logistics and other services that had been provided to the Company since February 1997.  The Company paid Philips approximately $565 in the twenty-six weeks ended June 29, 2003 and $698 in the twenty-six weeks ended June 30, 2002 for these administrative and other services.

Current Accounts with Philips – Current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units.  Most of the current account transactions relate to deliveries of goods, materials and services.

Current accounts with Philips consisted of the following:

	June 29, 2003	December 31, 2002

Current accounts receivable	$271	$252
Current accounts payable	(4,993)	(5,881)

Net current accounts with Philips	$(4,722)	$(5,629)

Accurel – The Company’s President, Chief Executive Officer and Chairman of the Board of Directors owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets.  The Company has sold equipment and services and has provided certain other services to Accurel.

During 2002, the Company sold three systems to Accurel for an aggregate of $3,241, with extended payment terms of 5 years at 7% interest for one system, 3 years at 6.5% interest for another and 2 years at 10.43% for the third.  These transactions were reviewed and approved by the Company’s Board of Directors.  The Company also provides service to Accurel on these and other systems purchased by Accurel.  The Company has also guaranteed certain third party leases of Accurel, up to a maximum of $500 as of June 29, 2003.

The Vectra 986+ circuit edit tool sold to Accurel in the third quarter of 2002 for the amount of $1,050 was cancelled and reversed from product sales in the second quarter of 2003.  This resulted in a reduction of product revenues of $1,050 and gross margin of $400 in the quarter.  The Company intends to actively re-market the returned system.  As of June 29, 2003, Accurel is current on its payments for the other two systems it purchased in 2002.

Atos Origin – The Company purchases information technology consulting and other services from Atos Origin, a company which is partially owned by Philips.  Services purchased from Atos Origin totaled $1,293 in the twenty-six weeks ended June 29, 2003 and $885 in the thirteen weeks ended June 30, 2002.

Sales to Related Parties – Both Accurel and certain Philips business units purchased the Company’s products and services for their own use.  In addition, the Company has sold product and services to LSI Logic Corporation (“LSI Logic”), whose chairman and chief executive officer serves on FEI’s Board of Directors.  Sales to Philips, Accurel and LSI Logic were:

	Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002

Product sales-Accurel	$(1,050)	$2,191
Product sales-LSI Logic	—	—
Product sales-Philips	—	1,560
Total product sales	(1,050)	3,751

Service sales-Accurel	258	186
Service sales-LSI Logic	108	—
Service sales-Philips	36	13
Total service sales	402	199

Total sales to related parties	$(648)	$3,950

Consulting Agreement – During the twenty-six weeks ended June 29, 2003 and June 30, 2002 the Company paid $57 and $44, respectively, to Shaunt Sarkissian, the son of FEI’s President, Chief Executive Officer and Chairman of the Board of Directors under a consulting agreement entered into in January 2002.  The consulting agreement was terminated on June 25, 2003.

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

The Company participates in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold.  In these circumstances, the financial institution purchases the Company’s equipment and then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against the Company on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, the Company is obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it.  As of June 29, 2003, the Company had outstanding guarantees under these lease financing programs of $474 related to lease transactions entered into from 1998 through 2002.

The Company has commitments under non-cancelable purchase orders totaling $10,790 at June 29, 2003, all of which expire in 2003.

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

The following table summarizes various financial amounts for each of the Company’s business segments.

Twenty-Six Weeks Ended	Micro- electronics	Electron Optics	Components	Service	Corporate and Eliminations	Total

June 29, 2003:
Sales to external customers	$68,376	$65,656	$3,979	$37,234	$—	$175,245
Inter-segment sales	1,458	4,956	3,260	—	(9,674)	—

Total sales	$69,834	$70,612	$7,239	$37,234	$(9,674)	$175,245
Operating income (loss)	$11,516	$(3,111)	$1,090	$9,481	$(8,906)	$10,070

June 30, 2002:
Sales to external customers	$68,850	$66,682	$5,703	$31,144	$—	$172,379
Inter-segment sales	789	8,684	2,905	—	(12,378)	—

Total sales	$69,639	$75,366	$8,608	$31,144	$(12,378)	$172,379
Operating income (loss)	$7,908	$12,367	$1,747	$3,216	$(5,629)	$19,609

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation.  Corporate administration expenses, amortization of purchased goodwill and technology, merger costs and restructuring and reorganization costs are not allocated to the Company’s business segments.

15.                               SUBSEQUENT EVENTS

On July 15, 2003, the Company purchased the CAD Navigation and Yield Management Software product lines from Electroglas, Inc. (“Electroglas”), a supplier of wafer probing and test handling solutions for the semiconductor industry.  The Company paid Electroglas $6,000 and assumed certain liabilities in exchange for the product lines.  The results of operations from the purchase are not included in the accompanying condensed consolidated financial statements because the acquisition occurred subsequent to the date of the Company’s balance sheet.  The Company will finalize the purchase accounting in the third quarter of 2003.

On July 15, 2003, the Company purchased substantially all of the assets and assumed certain liabilities of LMC Instrument Corp., dba Revise, a developer and manufacturer of innovative tools for the microelectronics and micro machining industries.  The purchase price was approximately $4,000. The results of operations from the purchase are not included in the accompanying condensed consolidated financial statements because the acquisition occurred subsequent to the date of the Company’s balance sheet.  The Company will finalize the purchase accounting in the third quarter of 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in this quarterly report on Form 10-Q.  This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include: any projections of earnings, revenues, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the improvement of gross margins, spending on research and development, the execution of restructuring plans and cost reduction initiatives and sufficiency of liquidity and capital resources; any statements concerning proposed new products, services, developments, acquisitions or investments, anticipated performance of products or services; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts.  These statements use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning.

The risks, uncertainties and assumptions referred to above include, but are not limited to, those risks discussed here and the risks discussed from time to time in our other public filings.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.  Please see “Cautionary factors that may affect future results” below for a discussion of risks and uncertainties relevant to our business.  These items are factors that we believe could cause our actual results to differ materially from expected and historical results.  We also advise you to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.  Other factors also could adversely affect us.

Business Overview

We are a leading supplier of products that enable research, development and/or manufacture of nanoscale features by helping our customers understand their three-dimensional structures.  We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services.  We refer to our comprehensive suite of products for three-dimensional structural process measurement and analysis as Structural Process Management solutions.  These solutions include hardware and software for focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS systems, and stylus nano-profilometry imaging systems or SNP systems.  TEMs, SEMs and SIMS systems collectively comprise our electron optics segment products.  FIBs, SNP products and DualBeam products collectively comprise our microelectronics segment products.

FEI was founded in 1971 and began manufacturing and selling ion and electron focusing columns in the early 1980s and began manufacturing FIB workstations in 1989.  In 1993, we manufactured and sold our first DualBeam systems.  In 1997, we acquired substantially all of the assets and liabilities of Philips’ electron optics business, a manufacturer of electron microscopes headquartered in Eindhoven, the Netherlands, in exchange for 55% of our common stock (Philips’ percentage ownership of our common stock has since fallen to approximately 25%). “Philips,” as used herein, means Koninklijke Philips Electronics NVand its affiliates. In 1999, we acquired Micrion Corporation, a manufacturer of single beam FIB systems.  We expect to continue to expand our business in the future through internal growth and strategic acquisitions and partnerships.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying condensed consolidated financial statements include the timing of revenue recognition including the estimated fair value of installation costs, the allowance for doubtful accounts, reserves for excess or obsolete inventory, the lives and recoverability of equipment, other long-lived assets such as existing technology intangibles and goodwill restructuring and reorganization costs, software development costs, warranty liabilities and income taxes.  It is reasonably possible that the estimates we make may change in the future.

Revenue Recognition.  For products produced according to our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer.  For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer.  In each case, the portion of revenue applicable to the estimated value of installation and customer acceptance is recognized upon meeting specifications at the installation site.  For new applications of our products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.  Revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue from service contracts is recognized ratably over the term of the service contracts.

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is estimated based on past collection problems, aging analysis and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts; however, the large size of an individual equipment sale increases the volatility.  Our estimates of our allowance for doubtful accounts are reviewed and updated on a quarterly basis.  Changes to the reserve occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in credit quality.  During the twenty-six weeks ended June 29, 2003, $0.7 million was charged against the allowance for doubtful accounts.  Charges against the allowance for doubtful accounts were negligible during the twenty-six weeks ended June 30, 2002.

Reserves for Excess or Obsolete Inventory.  Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method.  Inventory costs include material, labor and manufacturing overhead.  Reserves for inventory obsolescence and excess quantities are reviewed and established on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products, and known trends in markets and technology.  Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service.  As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used.  We disposed of product and service inventory and charged the cost against the related excess and obsolescence reserve in the amount of $4.7 million in the twenty-six weeks ended June 29, 2003 and $5.0 million in the twenty-six weeks ended June 30, 2002.

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

Existing Technology Intangible Assets.  Existing technology intangible assets purchased in a business combination, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology.  We currently are using amortization periods ranging from five to twelve years for these assets.  Changes in technology could affect our estimate of the useful lives of such assets.  For more information on this, please also read Note 6 to the consolidated financial statements included elsewhere in this report.  We have not changed estimated useful lives or written down our intangible assets during the twenty-six weeks ended June 29, 2003 and June 30, 2002, respectively.

Purchased Goodwill.  Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized through December 31, 2001 on a straight-line basis over the estimated economic lives of acquisitions made before July 1, 2001.  For acquisitions made after June 30, 2001, purchased goodwill is not amortized.  In addition, effective January 1, 2002, purchased goodwill is no longer amortized for acquisitions made before July 1, 2001.  We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We perform our annual impairment test in November each year. To perform that test, we compare the carrying value of our business segments to our estimates of the fair value of each of those segments. If the fair value of a business segment is less than its carrying value, we will writedown the related goodwill to its implied fair value. We use estimates of future cash flows, discounted to present value, and other measures of fair value to estimate the relative fair value of each of our business segments. It is reasonably possible that our estimates of future cash flows, discount rates and other assumptions inherent in the calculation of the estimated fair value of each business segment will change in the future, which could cause us to writedown goodwill at that time.  The impairment test performed in November 2002 did not indicate any impairment of purchased goodwill.

Software Development Costs. We capitalize certain software development costs for software expected to be sold within our products.  Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets.  Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, which is usually three years.  Changes in technology could affect our estimate of the useful life of such assets.  If we expensed such costs as they are incurred, our operating profit would have decreased by $0.6 million in the twenty-six weeks ended June 29, 2003 and $0.6 million in the twenty-six weeks ended June 30, 2002.  This trend is a result of increased investment in software content within our products.

Restructuring and Reorganization Costs.  Restructuring and reorganization costs include estimated severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites.  Prior to December 31, 2002, restructuring and reorganization costs were estimated and recorded at the date when we had committed to a restructuring plan, under accounting guidance in effect at the time.  As changes to these estimates occur in subsequent periods resulting from timing changes or other factors, we record either an increase or decrease to the estimated costs previously recorded.  It is reasonably possible that actual costs incurred in the future will differ from the amounts recorded as of June 29, 2003.

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

Income Taxes.  We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in its future tax returns.  Should we determine that it would not be able to realize all or part of its net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required.

Results of Operations

The following table sets forth our statement of operations data as a percentage of net sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.8	54.6	58.9	53.7
Gross profit	41.2	45.4	41.1	46.3
Research and development	11.2	12.0	11.9	12.4
Selling, general and administrative	20.5	20.4	21.2	20.5
Merger costs	—	1.3	—	0.6
Amortization of purchased goodwill and technology	1.3	1.4	1.4	1.4
Restructuring and reorganization costs	1.7	—	0.9	—
Operating income	6.4	10.3	5.7	11.4
Other income (expense), net	(4.2)	(1.6)	(2.9)	(1.5)
Income before taxes	2.3	8.7	2.8	9.9
Tax expense	0.8	3.2	1.0	3.6
Net income	1.5%	5.5%	1.8%	6.3%

Totals may not foot due to rounding.

Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Net sales were $89.8 million in the second quarter of 2003 and $87.9 million in the second quarter of 2002, an increase of $1.9 million, or 2%.  Net sales were $175.2 million in the first two quarters of 2003 and $172.4 million in the first two quarters of 2002.  Sales increases in the second quarter of 2003 over the comparable period in 2002 were concentrated in the microelectronics and service segments and were offset by reductions in our electron optics and components segments.  The increase in net sales for the first two quarters of 2003 over the comparable period in 2002 was concentrated in the service segment and was offset by reductions in electron optics and components segments.  Sales in the microelectronics segment have remained fairly flat in the first two quarters of 2003 compared to 2002.  Sales in the electron optics segment decreased from 2002 levels due to increased competition and continued pricing pressures.  Sales in the service segment increased from 2002 levels due to a larger installed base.

Net Sales by Segment

The following table shows our net sales by segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands)		(in thousands)
Microelectronics	$38,515	$32,379	$68,376	$68,850
Electron Optics	30,243	36,492	65,656	66,682
Components	2,080	2,566	3,979	5,703
Service	18,965	16,444	37,234	31,144

	$89,803	$87,881	$175,245	$172,379

Microelectronics

Microelectronics segment sales were $38.5 million in the second quarter of 2003 and $32.4 million in the second quarter of 2002, an increase of $6.1 million, or 19%.  In the first two quarters of 2003, sales slightly decreased to $68.4 million from $68.9 million in the first two quarters of 2002, a decrease of $0.5 million, or 1%.  The increase in the second quarter of 2003 over the comparable period in 2002 was primarily a result of increased demand for new products, combined with some improvement in the semiconductor equipment business.  In the second quarter of 2003, total unit shipments increased compared to the second quarter of 2002, due to strong demand of our small stage DualBeam systems and our Metrology systems.  Included in DualBeam systems is the Nova product introduced in 2003 and included in Metrology systems is the Certus 3D product introduced in 2003. Sales in the first two quarters of 2003 were consistent with the comparable period in 2002.

Electron Optics

Electron optics segment sales were $30.2 million in the second quarter of 2003 and $36.5 million in the second quarter of 2002, a decrease of $6.3 million, or 17%.  Sales in the first two quarters of 2003 were $65.7 million as compared to $66.7 million in the first two quarters of 2002.  The decrease in both the second quarter and the first two quarters of 2003 compared to the same periods in 2002 was primarily a result of decreased volume of TEM and SEM sales, coupled with continued pricing pressures.  Total electron optics segment unit shipments decreased by 20% in the second quarter of 2003 compared to the second quarter of 2002.  TEM sales for the second quarter of 2003 compared to the second quarter of 2002 decreased $3.5 million, or 18%, and unit shipments decreased 35%.  Sales of our SEM products decreased $3.8 million, or 23% from the second quarter of 2002 to the second quarter of 2003, and unit shipments decreased 12%.  TEM sales in the first two quarters of 2003 increased $4.5 million, or 12%, compared to the first two quarters of 2002.  The increase was due to a strong backlog at the beginning of 2003 and increased demand for our high-end Tecnai systems, which carry higher unit sales prices.  The increase in TEM sales for the first two quarters of 2003 was offset by a decrease in SEM sales of $6.6 million, or 26%, in the same period.

Components

Components segment sales were $2.1 million in the second quarter of 2003 and $2.6 million in the second quarter of 2002, a decrease of $0.5 million, or 19%.  Sales in the first two quarters of 2003 were $4.0 million and $5.7 million in the first two quarters of 2002, a decrease of $1.7 million, or 30%.  The decrease is due to lower sales volumes as our component segment revenues tend to follow the cyclical pattern of the semiconductor equipment business, which has experienced a significant downturn since 2001. However, component sales increased slightly in the second quarter of 2003 compared to the first quarter of 2003 as a result of some improvement in the semiconductor equipment business.

Service

Service sales were $19.0 million in the second quarter of 2003 compared to $16.4 million in the second quarter of 2002, an increase of $2.6 million, or 16%.  Sales in the first two quarters of 2003 were $37.2 million and $31.1 million in the first two quarters of 2002, an increase of $6.1 million, or 20%. The increase in service segment sales was the result of an increase in the number of systems under service contracts in our installed base.  In addition, systems sold to customers in the semiconductor and data storage markets came to the end of their warranty period in 2003 and led to a related increase in service contracts.  Service contracts in these markets often include increased support and more rapid response times, which carry higher prices, contributing to the overall increase in service revenue.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the U.S. and we expect this to continue.  Our percentage of total net sales outside the U.S. was 66% in the first two quarters of 2003 and 58% in the first two quarters of 2002.

The following table shows our net sales by geography.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net Sales by Geographic Region
North America	28%	40%	34%	42%
Europe	45	32	37	30
Asia Pacific Region	27	28	29	28
	100%	100%	100%	100%

Sales were $25.5 million in the second quarter of 2003 and $34.7 million in the second quarter of 2002 in North America, a decrease of $9.2 million, or 27%.  Sales were $60.1 million in the first two quarters of 2003 and $71.8 million in the first two quarters of 2002 in North America, a decrease of $11.7 million, or 16%.  The decrease in both the second quarter and first two quarters of 2003 was due to continued market uncertainty as well as some delays due to product transition.  In Europe, sales were $40.2 million in the second quarter of 2003 and $27.9 million in the second quarter of 2002, an increase of $12.3 million, or 44%. Sales were $64.3 million in the first two quarters of 2003 and $51.8 million in the first two quarters of 2002, an increase of $12.5 million, or 24%.  Within Europe, we experienced significant sales to early adopters of the new Nova product and an overall strengthening of European currencies against the U.S. dollar in 2003 had a positive impact on net sales.  In the Asia Pacific region, sales were $24.2 million in the second quarter of 2003 and $25.3 million in the second quarter of 2002, a decrease of $1.1 million, or 4%.  Sales in the first two quarters of 2003 were $50.8 million versus $48.8 million in the first two quarters of 2002, an increase of $2.0 million, or 4%, due to an increase in sales in Japan of microelectronics products.

Customer Concentration

Our customer base is diverse, however, we have historically derived a portion of our revenue from sales to a few key customers, and we expect that to continue.  Sales to our top 10 customers accounted for 27% of our total net sales in the second quarter of 2003 and 29% in the second quarter of 2002.  Sales to our top 10 customers accounted for 24% of our total net sales in the first two quarters of 2003 and 21% in the first two quarters of 2002.  No sales to a single customer exceeded 10% of our net sales for the second quarter of 2003 or 2002.  No sales to a single customer exceeded 10% of our net sales for the first two quarters of 2003 or 2002.

Gross Profit

Cost of sales is calculated to include manufacturing costs such as materials, labor (both direct and indirect), factory overhead and royalties, as well as all of the costs of our service function such as labor, materials, travel and overhead.  Gross profit, as a percentage of sales, or gross margin, was 41.2% in the second quarter of 2003 and 45.4% in the second quarter of 2002.  Gross margin was 41.1% in the first two quarters of 2003 and 46.3% in the first two quarters of 2002.

Our gross profit was $37.0 million in the second quarter of 2003 and $39.9 million in the second quarter of 2002, a decrease of $2.9 million, or 7%.  Our gross profit was $72.0 million in the first two quarters of 2003 and $79.8 million in the first two quarters of 2002, a decrease of $7.8 million, or 10%.  We realized lower gross profit due to both a weakening of the U.S. dollar against European currencies in 2003 and continued pricing pressures, offset partially by a change in our product mix to more microelectronics products and fewer electron optics products.  The manufacturing operations for our electron optics products are located in Europe, and as the dollar has weakened in relation to the euro and Czech koruna, margins have been negatively impacted.  See discussion below under the heading Foreign Currency Exchange Rate Risk.  In addition, our electron optics segment has experienced pricing pressures from competitors who have introduced new products into our markets or who benefit from favorable currency exchange movements in their home countries.  In general, our microelectronics products carry higher gross margins than our electron optics products.  Microelectronics products increased from 37% of our net sales in the second quarter of 2002 to 43% of our net sales in the second quarter of 2003.  By contrast, electron optics products decreased from 42% of our net sales in the second quarter of 2002 to 34% of our net sales in the second quarter of 2003.   Our service segment sales increased from 19% of our net sales in the second quarter of 2002 to 21% in the second quarter of 2003. Service segment sales increased from 18% of our net sales in the first two quarters of 2002 to 21% in the first two quarters of 2003. Service segment gross margins improved from 2002 to 2003 due to continued improved economies of scale from the additional growth in our installed base of systems.

The following table shows our gross margin by segment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002	June 30, 2003	June 29, 2002
Gross Margin by Segment:
Microelectronics	50.2%	57.7%	50.1%	53.8%
Electron Optics	31.0%	43.4%	34.5%	45.1%
Components	65.7%	57.3%	61.6%	56.6%
Service	34.1%	20.1%	36.0%	25.8%

As part of our overall emphasis on cost reduction, we are seeking to lower product manufacturing costs in 2003 by improving our manufacturing and procurement efficiencies through global sourcing and shifting production to lower cost manufacturing centers, however, we expect gross margins to be flat or slightly decrease over the remainder of 2003 due to currency fluctuations and pricing pressures.

Our ability to improve our gross margins and reduce materials costs could be affected by changes in product mix, reduced product sales or average selling prices, further pricing pressure from competitors, delay in the introduction of new products, unfavorable movements in currency exchange rates, cost increases from suppliers, unsuccessful transition of sub-component manufacture to new sources and continued weakness in the semiconductor market, among other factors.  In the third quarter of 2003, we expect to begin paying royalties on microelectronics products developed under an agreement with the International SEMATECH industry consortium.  Royalties will be paid on a per unit basis.  Depending on product mix, selling price and volume, the royalty payments could affect microelectronics product margins.

Research and Development Costs

Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software or enhancements to existing products and software.

R&D costs were $10.1 million in the second quarter of 2003 and $10.6 million in the second quarter of 2002, a decrease of $0.5 million, or 5%.  R&D costs were $20.9 million in the first two quarters of 2003 and $21.3 million in the first two quarters of 2002, a decrease of $0.4 million, or 2%.  As a percentage of sales, R&D costs were 11.2% for the second quarter of 2003 and 12.0% for the second quarter of 2002.  As a percentage of sales, R&D costs were 11.9% for the first two quarters of 2003 and 12.4% for the first two quarters of 2002.  R&D costs are reported net of subsidies and capitalized software development costs.  These offsets totaled $2.6 million in the second quarter of 2003 and $2.2 million in the second quarter of 2002.  The offsets totaled $5.0 million in the first two quarters of 2003 and $3.8 million in the first two quarters of 2002.  The growth in offsets from 2002 to 2003 was the result of both not requalifying in Europe until the second quarter of 2002 for subsidy funding that expired in 2001 and new funding received in 2003 from SEMATECH for a development project for advanced mask repair tools.  The increase in R&D costs, excluding the offset of the subsidies, in 2003 is attributable to investment in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.  In future quarters we expect R&D costs to increase due to additional costs from recent acquisitions.  In general, we expect our R&D costs will increase over time.

Selling, General and Administrative Costs

Selling, general and administrative, or SG&A, costs, include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs also include sales commissions paid to our employees as well as to our agents.

SG&A costs were $18.4 million in the second quarter of 2003 and $18.0 million in the second quarter of 2002, an increase of $0.4 million, or 2%.  SG&A costs were $37.2 million in the first two quarters of 2003 and $35.3 million in the first two quarters of 2002, an increase of $1.9 million, or 5%.  As a percentage of sales, SG&A costs were 20.5% in the second quarter of 2003 and 20.4% in the second quarter of 2002.  As a percentage of sales, SG&A costs were 21.2% in the first two quarters of 2003 and 20.5% in the first two quarters of 2002.  The increase in SG&A costs from 2002 to 2003 is primarily attributable to increases in insurance rates, salary costs in Europe, facility transition costs and negative European currency impacts, offset by cost containment programs initiated in the fourth quarter of 2002.  Recent acquisitions will cause increased SG&A costs in future quarters. For more information on this, please also read the section under the heading Restructuring and Reorganization Costs below.

Amortization of Purchased Goodwill and Technology

Purchase accounting for the acquisition of Philips’ electron optics division in 1997 resulted in the recognition of intangible assets in the amount of $16.5 million for existing technology that is being amortized over a 12-year period, and goodwill of $17.1 million.  Purchase accounting for the acquisition of Micrion Corporation in August 1999 resulted in the recognition of intangible assets in the amount of $16.3 million for existing technology, which is being amortized over a 10-year period, and goodwill of $24.1 million.  Purchase accounting for acquisitions in 2001 resulted in the recognition of intangible assets in the amount of $9.1 million for existing technology that is being amortized over a 5-year period, and goodwill of $1.4 million. Subsequent to the 2001 acquisitions, goodwill has increased to $2.0 million as a result of milestone payments.  In the first two quarters of 2003, we paid $0.2 million in milestone payments.  Amortization of purchased technology was $1.2 million in both the second quarter of 2003 and 2002 and $2.4 million in both the first two quarters of 2003 and 2002. We expect amortization of purchased technology to increase in the third quarter of 2003 due to recent acquisitions.  In accordance with accounting standards effective January 1, 2002, goodwill is not amortized.

Restructuring and Reorganization Costs

During the first two quarters of 2003, we recorded restructuring and reorganization costs totaling $1.5 million.  The $1.5 million consisted of $0.7 million for a change in estimate of net facility costs relating to the fourth quarter 2002 restructuring, $0.2 million relating to relocation and moving expenses associated with facility consolidations and employee transfers and $0.6 million relating to incremental workforce actions taken during the second quarter.

Second Quarter 2003 Restructuring

During the second quarter of 2003, we recorded restructuring and reorganization charges of $0.6 million as a result of our continued efforts to improve our cost structure and re-align employees to fit with our organization.  Costs included in the charges consist of employee termination and other related costs.

The plan, as of June 2003, included the removal of approximately 20 employees, or approximately 1% of our worldwide work force.  The positions affected include manufacturing, marketing, administrative, field service, research and development and sales personnel.  During the second quarter of 2003, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  All but one termination was completed in the second quarter of 2003.  The remaining position will be terminated in the third quarter of 2003.

Employee termination and related costs consist of severance, insurance benefits, and related costs associated with the elimination of 20 employees.

Approximately $0.3 million in cash expenditures were made during the second quarter of 2003 under the restructuring plan.  Remaining cash expenditures of approximately $0.3 million are expected to be paid in the second half of 2003.

The following table summarizes the write-offs and expenditures related to the second quarter 2003 restructuring charge (in thousands).

Twenty-six Weeks Ended June 29, 2003	Charged to Expense	Expenditures	Write-Offs Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$610	$(325)	$—	$285

Fourth Quarter 2002 Restructuring

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

In the second quarter of 2003, we recorded an additional $0.7 million in restructuring charges resulting from an estimate change related to future abandonment of leased offices.

The plan, as of December 2002, included the removal of approximately 145 employees, or 9% of our worldwide work force.  The positions affected include manufacturing, marketing, administrative, field service, research and development and sales personnel.  During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  Approximately 40% of the planned terminations were completed in the fourth quarter of 2002 and approximately 20% were completed in the first two quarters of 2003.  The remaining positions will be terminated fairly evenly over the third and fourth quarters of 2003.  The positions remaining to be terminated as of June 29, 2003 are primarily located in the U.S. and Europe.  For certain of the terminated employees in foreign countries, we are required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

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

Approximately $0.8 million in cash expenditures were made during the first two quarters of 2003 under the restructuring plan.  Remaining cash expenditures of approximately $4.6 million are expected to be paid in the second half of 2003.  The current estimates accrued for abandoned leases, net of estimated sublease payments, will be paid over their respective lease terms through 2006.  We expect to complete the restructuring and reorganization plan by the end of 2003.

The following table summarizes the write-offs and expenditures related to the fourth quarter 2002 restructuring charge (in thousands).

Twenty-six Weeks Ended June 29, 2003	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs Adjustments		Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$3,333	$—	$(364)	$304	(1)	$3,273
Leasehold improvements and facilities	1,869	660	(391)	(823)		1,315

Total balance accrued	$5,202	$660	$(755)	$(519)		$4,588

(1) Includes the effects of changes in currency translation on recorded liabilities.

The restructuring charges for both the fourth quarter 2002 and the second quarter 2003 plans are based on estimates that are subject to change.  Workforce related charges could change because of shifts in timing or changes in amounts of severance and outplacement benefits.  Facilities charges could change because of timing changes when we actually vacate the buildings or due to changes in sublease income.  Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is dependent upon lease market conditions at the time we negotiate the lease termination and sublease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

We continue to believe that successful implementation of our restructuring and reorganization plan, coupled with efforts to reduce operating expenses and materials costs, should result in annualized cost reductions of approximately $9.0 million to $10.0 million per year compared to expense levels at the end of the third quarter of 2002.  Over the past three quarters, cost reductions have been offset by increased costs due to foreign currency fluctuation, increased salary costs (primarily in Europe), increased insurance expense and increased costs due to redundant operations while we transition manufacturing lines to the Brno site and consolidate our Hillsboro operations.  The same offsets that affected the first two quarters of 2003 will continue to affect future quarters.  Other offsets in future quarters may include costs for selective hiring to acquire critical skills and possible salary increases and increases in operating costs and other expenses due to acquisitions.  Further, as noted above, the reorganization plan is subject to variance from our estimated results.  In addition to variance from estimates, other factors that could undermine cost reduction efforts include changes in sales volumes and delay or problems in implementing our move to lower-cost manufacturing at our facility in Brno and consolidation in Hillsboro and additional merger and acquisition activity.  For a discussion of other factors that could affect our overall cost reduction efforts, please read the sections titled “Gross Profit” and “Selling, General and Administrative Costs” above.

Other Income (Expense), Net

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.  Interest income was $1.2 million in the second quarter of 2003 and $1.9 million in the second quarter of 2002, a decrease of $0.7 million, or 37%. Interest income was $2.4 million in the first two quarters of 2003 and $3.5 million in the first two quarters of 2002, a decrease of $1.1 million, or 31%.  The decrease in quarterly interest income in 2003 compared to 2002 is the result of decreased average cash balances combined with lower average interest rates over the corresponding periods.  The average cash balance decreased $13.0 million from 2002 to 2003, and the average interest rate decreased from approximately 2.3% to approximately 1.6%.

Interest expense represents interest incurred on convertible debt, amortization of convertible debt issuance costs and interest incurred on borrowings under our bank line of credit facilities.  Interest expense was $4.1 million in the second quarter of 2003 and $3.0 million in the second quarter of 2002, an increase of $1.1 million, or 37%.  Interest expense was $6.6 million in the first two quarters of 2003 and $5.7 million in the first two quarters of 2002, an increase of $0.9 million, or 16%. Interest expense for 2003 and 2002 relates primarily to the convertible debt issued in August 2001.  In addition, interest expense in the second quarter of 2003 includes $0.8 million for the premium paid on the redemption of convertible debt in June 2003.  Amortization of convertible debt issuance costs was $0.4 million for the first two quarters of 2003 and 2002.  The remaining interest expense represents interest incurred on borrowings under our bank line of credit facilities.

Other income and expense consists of foreign currency gains and losses on transactions, loss on the sale of assets and other miscellaneous items.  Other expense totaled $0.8 million in the second quarter of 2003 and $0.3 million in the second quarter of 2002, an increase of $0.5 million.  Other expense in the first two quarters of 2003 was $0.9 million and $0.4 million in the first two quarters of 2002.  The increase in both the second quarter of 2003 and the first two quarters of 2003 is primarily due to currency losses as a result of inaccurately hedging foreign currency exposures in Europe during a period of high volatility in foreign currency rates.  See discussion below under the heading Foreign Currency Exchange Rate Risk.

Income Tax Expense

Our effective income tax rate on pre-tax book income was 35% for the second quarter of 2003 and 37% for the second quarter of 2002.  The effective income tax rate on pre-tax book income was 35% for the first two quarters of 2003 and 37% for the first two quarters of 2002.  Our effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of the foreign export benefit, research and experimentation tax credits earned in the U.S. and other factors.  The 2003 effective tax rate decreased compared to the rate for 2002, primarily due to changes in the foreign component of our business and the positive tax effects of these changes.

In addition to the factors mentioned above, our effective income tax rate on pre-tax book income can be affected by changes in statutory tax rates in the U.S. and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the U.S. governing research and experimentation credits, the foreign export benefit, and other factors.  The World Trade Organization ruled against the U.S. tax policies covering U.S. exports and it is unclear what action, if any, the U.S. government may take in response to this ruling.  Subsequently, we are not able to predict the future effective income tax rate we may incur.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of June 29, 2003 consisted of $281.2 million of cash, cash equivalents and short-term investments, $54.2 million in non-current investments, $12.5 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations.  We believe that these sources of liquidity and capital will be sufficient to meet our expected needs for the next twelve months, and will likely be sufficient to meet our operating needs for the foreseeable future.

Sources of Liquidity and Capital Resources

As of June 29, 2003, FEI had $236.3 million in cash and cash equivalents, $44.9 million in short-term investments, $54.2 million in non-current investments and $398.1 million in working capital.  Short-term investments represent marketable debt securities that had maturities greater than 90 days when we purchased them.  All such investments are scheduled to mature in less than twelve months from the balance sheet date.  Non-current investments represent marketable debt securities, which are scheduled to mature more than twelve months from the balance sheet date.  We intend to hold both the short-term and non-current securities to their maturity dates.

We maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the U.S., a $2.5 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in selected foreign countries.  In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $2.6 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At June 29, 2003, we had outstanding standby letters of credit and bank guarantees totaling approximately $5.7 million to secure customer advance deposits.  We also had outstanding at June 29, 2003, $4.6 million of foreign bank guarantees that are secured by cash balances.

Cash and cash equivalents increased by $68.9 million during the first two quarters of 2003, and were significantly impacted by the financing activities in June 2003, as described below.  Activities impacting cash and cash equivalents are as follows (in millions):

	Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002

Cash (used in) provided by operating activities	$(12.1)	$9.4
Cash used in investing activities	(10.3)	(5.2)
Cash provided by financing activities	92.4	2.8
Effects of exchange rate changes on cash	(1.1)	3.2

Net increase in cash and cash equivalents	$68.9	$10.2

First two quarters of 2003 cash flows:

Cash Flows from Operations

Operating activities consumed cash of $12.1 million in the first two quarters of 2003.  Our primary source of cash from operating activities has been our net income, as adjusted to exclude the effect of non-cash charges and changes in working capital requirements, including accounts receivable, inventory and current liabilities.  The decrease in cash flow from operations in the first two quarters of 2003 resulted from our decreased net income for the year combined with the effects of increases in working capital and other non-current assets.

Accounts Receivable

Accounts receivable were $102.1 million as of June 29, 2003 and $88.0 million as of December 31, 2002, an increase of $14.4 million.  In the first two quarters of 2003, $6.7 million of the increase in receivables was due to weakening of the dollar in relation to currencies of our foreign subsidiaries.  The remainder was due to increased sales and a decline in collections.  Our days sales outstanding, or DSO, calculated on a quarterly basis, increased from 95 days in the fourth quarter of 2002, to 109 days in the first quarter of 2003, improving to 104 days in the second quarter of 2003.

Inventories

Inventories were $94.1 million as of June 29, 2003 and $86.2 million as of December 31, 2002, an increase of $7.9 million.  In the first two quarters of 2003, $5.0 million of the increase in inventories was due to weakening of the dollar in relation to currencies of our foreign subsidiaries.  The remainder was due to a buildup of inventory in Europe as we complete our transition of manufacturing lines to our Brno site.  Our inventory turnover rate, calculated on a quarterly basis, decreased slightly from 2.3 at December 31, 2002 to 2.2 at June 29, 2003.

Current Liabilities

Current liabilities were $103.5 million as of June 29, 2003 and $124.4 million as of December 31, 2002, a decrease of $22.4 million.  The decrease was a result of payment of income taxes, accounts payable, accrued payroll liabilities, current account with Philips, accrued restructuring and reorganization costs, accrued warranties and other current liabilities and the recognition of deferred revenue.

Cash Flows from Investing Activities

Investing activities used cash of $10.3 million in the first two quarters of 2003.  We use cash in investing activities primarily to purchase investments, acquire property, plant and equipment, develop software that is sold with our equipment, and to make investments in and acquisitions of other companies.  Cash was provided by investing activities from marketable securities as they mature.

Acquisition of Property, Plant and Equipment

We incurred capital expenditures for acquisition of property, plant and equipment of $15.1 million in the first two quarters of 2003.

On July 30, 2002, we purchased land and two buildings in Hillsboro, Oregon, for development into our worldwide corporate headquarters and manufacturing site for our products.  This facility, when completed, is expected to cost a total of approximately $27.0 to $28.0 million.  The amounts expended to date as of June 29, 2003 on the new facility have totaled $24.8 million.  As of June 29, 2003, we have almost completed our plan to vacate all of our leased facilities in Oregon and consolidate operations into these newly purchased facilities.  During the transition from leased facilities to our new Hillsboro facility, we have incurred some increased costs in the first half of 2003 for moving and temporarily maintaining duplicate facilities.  During the first two quarters of 2003, expenditures were made totaling $8.9 million relating to the new facilities.  The other significant expenditures in the first two quarters of 2003 included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers.  We have expanded our demonstration capabilities over the last two years.  We also invest in equipment for development, manufacturing and testing purposes.  We expect to continue to invest in capital equipment, customer evaluation systems, research and development equipment for applications development, and additional manufacturing equipment to complete the transition of manufacturing in the Czech Republic.

Software Development Costs

We invest in internally developed software, which controls our equipment and provides information from the equipment for use by customers.  We capitalized software development costs of $2.0 million in the first two quarters of 2003.  We expect to continue to invest in software development as we develop new software for our existing products and new products under development.

Investments and Acquisitions

During the first two quarters of 2003, we made milestone payments of $0.2 million for the April 24, 2001 Deschutes Corporation acquisition.  We expect to continue to make investments and acquisitions in the future that are consistent with our business strategy.

Cash Flows from Financing Activities

Financing activities generated net cash of $92.4 million in the first two quarters of 2003.  We generated cash from financing activities primarily through the issuance of convertible notes and to a lesser extent, proceeds from our employee stock plans.  Offsetting the cash financing inflow was the partial redemption of $30 million of our 5.5% convertible bonds.

Issuance of Zero Coupon Convertible Notes

On June 13, 2003, we issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes in a private placement pursuant to Rule 144A and Regulation S.  The interest rate on the notes is zero and the notes will not accrete interest.  The notes are due on June 15, 2023 and are putable to us at the noteholder’s option (in whole or in part) on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount. The notes are also putable to us at the noteholder’s option upon a change of control at a price equal to 100% of the principal amount.  We can redeem the notes (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, or thereafter at a price equal to 100% of the principal amount. The notes are subordinated to our existing and future senior indebtedness and are effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  The cost of this transaction, including underwriting discounts and commissions, offering expenses, and the net cost of the hedging transactions described below was approximately $28.0 million.

The notes are convertible into shares of our common stock upon the occurrence of certain events at an initial conversion price of $27.132 per share (subject to adjustment), or approximately 5.53 million shares if the entire $150.0 million is converted.  Upon conversion, we have the option to settle the notes in cash, shares of our common stock, or a combination of cash and shares.

We used a portion of the net proceeds from the offering to enter into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held at the time the notes were issued by Credit Suisse First Boston International, an affiliate of an initial purchaser of the notes.  The hedging transactions may be settled at our option on a net basis and run for a term concurrent with the notes. The warrant held by us offsets the dilution from the conversion of the notes by allowing us to purchase up to 5.53 million shares of common stock at a price of $27.132 per share.  The bond hedge creates an upper limit on the cost of the warrant by proportionately reducing the amount of shares deliverable to us under the warrant by the amount that our stock price at the time of conversion exceeds $40.80.  These hedging transactions are expected to reduce the potential dilution from the conversion of the notes up to a market price of $40.80 per share.  The net cost of the hedging transactions has been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

In addition to the purchase of the hedging transactions, we used a portion of the note proceeds to repurchase $30.0 million worth of our 5.5% convertible subordinated notes due August 2008, at a cost of approximately $31.0 million.  We intend to use the balance of the net proceeds of the offering for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies and the repurchase, redemption or repayment of other existing indebtedness.

Redemption of 5.5% Convertible Notes

On August 3, 2001, we issued $175.0 million of convertible subordinated notes, due August 15, 2008, through a private placement.  The notes bear interest at 5.5%, payable semi-annually.  On June 13, 2003, we redeemed $30.0 million of the notes at a redemption price of 102.75%, or $31.0 million.

Employee Stock Plans

We issue shares under our employee share purchase plan, which enables employees to purchase our stock at a 15% discount to market price at fixed points in time.  In addition, we grant options to purchase our shares to many of our employees and directors as part of incentive and other compensation programs.  During the first two quarters of 2003, 157 thousand shares were issued under these programs.  These programs generated cash of $1.8 million in the first two quarters of 2003.

First two quarters of 2002 cash flows:

Cash Flows from Operations

Operating activities provided cash of $9.4 million in the first two quarters of 2002.  Our primary source of cash from operating activities has been our net income, as adjusted to exclude the effect of non-cash charges and changes in working capital requirements, including accounts receivable, inventory and current liabilities.

Accounts Receivable

Accounts receivable were $91.9 million as of June 30, 2002 and $80.9 million as of December 31, 2001, an increase of $10.9 million.  The increase in receivables in the first two quarters of 2002 was due to a weakening of the dollar in relation to currencies of our foreign subsidiaries.  Our DSO, calculated on a quarterly basis, increased from 77 days at December 31, 2001 to 95 days at June 30, 2002.

Inventories

Inventories were $84.7 million as of June 30, 2002 and $76.5 million as of December 31, 2001, an increase of $8.2 million.  The increase was primarily due to a weakening of the dollar in relation to currencies of our foreign subsidiaries.  In addition, the increase was due to the acquisition of assets from Atomika Instruments GmbH.  As a result of this increase in inventory, our inventory turnover rate, calculated on a quarterly basis, decreased from 2.7 at December 31, 2001 to 2.1 at June 30, 2002.

Current Liabilities

Current liabilities were $136.6 million as of June 30, 2002 and $130.8 million as of December 31, 2001, an increase of $5.8 million.  The increase resulted from the translation of foreign currency liabilities into U.S. dollars, partially offset by payments of year-end accruals.

Cash Flows from Investing Activities

Investing activities used cash of $5.2 million in the first two quarters of 2002.  We use cash in investing activities primarily to purchase investments, acquire property, plant and equipment, develop software that is sold with our equipment, and to make investments in and acquisitions of other companies.  Cash is provided by investing activities from marketable securities as they mature.

Acquisition of Property, Plant and Equipment

We incurred capital expenditures for acquisition of property, plant and equipment of $10.3 million in the first two quarters of 2002.  The expenditures included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers.

Software Development Costs

We capitalized software development costs of $1.5 million in the first two quarters of 2002.

Investments and Acquisitions

During 2002, we made investments in businesses, in addition to ongoing investments in equipment and product development.  In the first quarter of 2002, we invested $1.0 million for a small equity position in a start-up company that manufactures metrology equipment for the semiconductor manufacturing industry.  In the second quarter of 2002, we purchased all the assets and assumed certain liabilities of Atomika Instruments GmbH for $1.1 million in cash and the assumption of $1.6 million in liabilities.

Cash Flows from Financing Activities

Financing activities generated cash of $2.9 million in the first two quarters of 2002, primarily from the proceeds from our employee stock plans.

Employee Stock Plans

During the first two quarters of 2002, 0.2 million shares were issued under these programs.  These programs generated cash of $2.9 million in the first two quarters of 2002.

Acquisitions Subsequent to June 29, 2003

On July 15, 2003, we purchased the CAD Navigation and Yield Management Software product lines from Electroglas, Inc. (“Electroglas”), a supplier of wafer probing and test handling solutions for the semiconductor industry.  We paid Electroglas $6.0 million and assumed certain liabilities in exchange for the product lines.

On July 15, 2003, we purchased substantially all of the assets and assumed certain liabilities of LMC Instrument Corp., dba Revise, a developer and manufacturer of innovative tools for the microelectronics and micro machining industries.  The purchase price was approximately $4.0 million.

Capital Commitments

Our future capital commitments include the repayment of our convertible debt issuances, both due in 2008, and obligations under operating leases for certain of our manufacturing and administrative facilities.  Commitments under non-cancelable purchase orders totaled $10.8 million at June 29, 2003, all of which expire in 2003.

We issue standby letters of credit and bank guarantees from time to time in the normal course of our business.  At June 29, 2003, we had outstanding letters of credit and bank guarantees totaling $10.3 million.

We participate in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold.  In these transactions, the financial institution purchases our equipment and then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it.  As of June 29, 2003, we had guarantees outstanding under these lease financing programs, which totaled $0.5 million, related to lease transactions entered into from 1998 through 2002.

Related Party Activity

Relationship with Philips – In the combination with the electron optics business of Philips (also referred to as the “PEO Combination”), Philips received 55 percent of our then-outstanding common stock in the exchange.  Philips maintained majority control of us until May 22, 2001, when Philips’ ownership was reduced through a secondary public stock offering.  The following paragraphs describe various business transactions and relationships between Philips and us.

Supplemental Agreement with Philips Effective as of December 31, 2000 – Under terms of the agreement entered into between us and Philips, effective as of December 31, 2000, clarifying certain relationships and transactions (the “Supplemental Agreement”), Philips agreed to pay us up to $6.0 million over a three-year period to reduce the effect of increased costs.  Philips agreed to the payments as partial reimbursement of an over-funding of our pension liability to the Philips pension plan that was not transferred to us at the time our employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds we were previously receiving from the Philips plan due to the over-funding.  These payments would terminate on a change of control of FEI, as defined in the agreement. During the twenty-six weeks ended June 29, 2003 and June 30, 2002, we recognized payments totaling $0.2 million and $2.3 million, respectively, as a reduction of operating expenses. As of June 29, 2003, we have received and recognized a total of $5.7 million under the agreement since its inception.  We will recognize all future payments under the Supplemental Agreement as a reduction of operating expenses when the payments are received.

Materials Purchased from Philips – A substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group (“Philips ETG”).  Materials purchased from Philips and its affiliates amounted to $4.4 million in the twenty-six weeks ended June 29, 2003 and $7.7 million in the twenty-six weeks ended June 30, 2002. This decrease has occurred as we shift our reliance away from one-source suppliers.

Facilities Leased from Philips – We lease sales, service and administrative facilities from Philips in certain countries.  We paid Philips approximately $0.3 million in the twenty-six weeks ended June 29, 2003 and $0.3 million in the twenty-six weeks ended June 30, 2002 for rent of these facilities.  We also paid Philips $0.3 million in the twenty-six weeks ended June 29, 2003 as a refundable deposit on facilities leased from Philips in Japan.

Development Services Provided by Philips – We purchase research and development services from Philips’ central research facility.  We paid $2.6 million in the twenty-six weeks ended June 29, 2003 and $0.7 million in the twenty-six weeks ended June 30, 2002 for such services.

Intellectual Property – Under terms of the Supplemental Agreement, we must pay a royalty of 1% of sales on any future sales of products using certain technology licensed from Philips.  To date, we have not sold any products using this technology or paid any related royalties.

Other Services Provided by Philips – In connection with the PEO Combination, we entered into various services agreements with Philips affiliates to continue to provide to us certain administrative, accounting, customs, export, human resources, import, information technology, logistics and other services that had been provided to us since February 1997.  We paid Philips approximately $0.6 million in the twenty-six weeks ended June 29, 2003 and $0.7 million in the twenty-six weeks ended June 30, 2002 for these administrative and other services.

Current Accounts with Philips – Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units.  Most of the current account transactions relate to deliveries of goods, materials and services.  As of June 29, 2003, we had a net payable to Philips of $4.7 million, compared with a net payable to Philips of $5.6 million at December 31, 2002.

Accurel – Our President, Chief Executive Officer and Chairman of the Board of Directors owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), a provider of metrology services to the semiconductor and data storage markets.  We have sold equipment and services and have provided certain other services to Accurel.

During 2002, we sold three systems to Accurel for an aggregate of $3.2 million, with extended payment terms of 5 years at 7% interest for one system, 3 years at 6.5% interest for another and 2 years at 10.43% for the third.  These transactions were reviewed and approved by the Company’s Board of Directors.  We also provide service to Accurel on these and other systems purchased by Accurel.  We have also guaranteed certain third party leases of Accurel, up to a maximum of $0.5 million as of June 29, 2003.

The Vectra 986+ circuit edit tool sold to Accurel in the third quarter of 2002 for the amount of $1.1 million was cancelled and reversed from product sales in the second quarter of 2003.  This resulted in a reduction of product revenues of $1.1 million and gross margin of $0.4 million in the quarter.  We intend to actively re-market the returned system.  As of June 29, 2003, Accurel is current on its payments for the other two systems it purchased in 2002.

Atos Origin – We purchase information technology consulting and other services from Atos Origin, a company which is partially owned by Philips.  Services purchased from Atos Origin totaled $1.3 million in the twenty-six weeks ended June 29, 2003 and $0.9 million in the thirteen weeks ended June 30, 2002.

Sales to Related Parties – Both Accurel and certain Philips business units purchased our products and services for their own use.  In addition, we have sold product and services to LSI Logic Corporation (“LSI Logic”), whose chairman and chief executive officer serves on our Board of Directors.  Sales to Philips, Accurel and LSI Logic were (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002

Product sales-Accurel	$(1,050)	$2,191
Product sales-LSI Logic	—	—
Product sales-Philips	—	1,560
Total product sales	(1,050)	3,751

Service sales-Accurel	258	186
Service sales-LSI Logic	108	—
Service sales-Philips	36	13
Total service sales	402	199

Total sales to related parties	$(648)	$3,950

Consulting Agreement – During the twenty-six weeks ended June 29, 2003 and June 30, 2002 we paid $57 and $44, respectively, to Shaunt Sarkissian, the son of our President, Chief Executive Officer and Chairman of the Board of Directors under a consulting agreement entered into in January 2002.  The consulting agreement was terminated on June 25, 2003.

Recently Issued Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  In the past, we have restructured from time to time, and this may occur in the future.  Restructuring charges taken for exit plans committed to subsequent to December 31, 2002 have been expensed as incurred in accordance with SFAS No. 146.

In October 2002, the EITF issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  This statement is to be effective for the quarter ended September 28, 2003.  Management believes the adoption of the provisions of this statement will not have a material effect on our consolidated financial statements.

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

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures.  The purpose of Financial Interpretation No. 46 is to improve financial reporting by enterprises involved with variable interest entities by requiring consolidation of such entities.  Financial Interpretation No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this statement has not had a material impact on our financial position, results of operations, or cash flows.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued by the FASB.  SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. We are currently evaluating what effect, if any, the adoption of SFAS No. 149 will have on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstance).  Many of those instruments were previously classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  We have evaluated the impact of the adoption of this statement and have determined that this statement will not have a material impact on its consolidated results of operations or financial position.

Backlog

Our backlog consists of purchase orders we have received for products and services we expect to ship and deliver within the next twelve months, although there is no assurance that we will be able to do so.  At June 29, 2003, our total backlog was $113.2 million and at June 30, 2002, our total backlog was $117.8 million.  Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date.  A substantial portion of our backlog relates to orders for products with a relatively high average selling price.  As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date.  For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Cautionary factors that may affect future results

As noted above, this document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our 10-K, 10-Q and 8-K reports to the SEC.  You also should read the section titled “Use of Estimates in Financial Reporting” included in Note 1 to the consolidated financial statements included elsewhere in this report.  Also note that we provide the following cautionary discussion of risks and uncertainties relevant to our businesses.  These items are factors that we believe could cause our actual results to differ materially from expected and historical results.  Other factors also could adversely affect us.

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

We cannot be certain that we will be able to compete successfully on these or other factors in the future.

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

Philips Business Electronics International B.V. will have significant influence on all company shareholder votes and may have different interests than other shareholders. As of June 29, 2003, Philips Business Electronics International B.V., or PBE, owned approximately 25% of our outstanding common stock. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

Our business and financial results for a particular period could be materially and adversely affected if orders are canceled or rescheduled or if an anticipated order for even one system is not received in time to permit shipping during the period. Customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the stage of the build cycle we have completed. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any succeeding period. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. We did not have significant order cancellations for the year ended December 31, 2002 or for the first two quarters ended June 29, 2003.

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

As a result of these and a number of other factors that could influence sales cycles with particular customers, the period between initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, may vary widely. Our sales cycle typically takes up to twelve months. Sometimes our sales cycle is much longer. For instance, during the recent economic downturn and when sales have involved developing new applications for a system or technology, our sales cycle has been significantly extended. To complete sales during an economic downturn or sales involving new applications or technologies, for example, we could commit substantial resources to our sales efforts before receiving any revenue and may never receive any revenue from a customer despite these sales efforts which could have a negative impact on our revenues.

In addition to lengthy and sometimes unpredictable sales cycles, the build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the stage of the build cycle reached.

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

We depend on the data storage, semiconductor and scientific research industries. Cyclicality in these markets may affect our business. Our business depends in large part upon the capital expenditures of data storage, semiconductor and scientific research customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Twenty-Six Weeks Ended
	June 29, 2003	June 30, 2002

Data Storage	8%	5%
Semiconductor	42%	45%
Scientific Research and Industrial	50%	50%

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

The current global downturn in general economic conditions and in the markets for our customers’ products is resulting in a reduction in demand for some of our products. We have experienced the effects of the global economic downturn in many areas of our business. During this downturn and any subsequent downturns we cannot assure you that our sales or margins will not decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development or capital equipment requirements. In addition, during the economic downturn, we have experienced delays in collecting receivables, which may impose constraints on our working capital.

Our customers may be adversely affected by rapid technological change and we may be unable to introduce new products on a timely basis. The data storage, semiconductor and scientific research industries experience rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends in part upon our ability to develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by competitors could cause a decline in sales or loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition resulting in lower margins, which could materially and adversely affect our business, prospects, financial condition and operating results. Our success in developing, introducing and selling new and enhanced systems depends upon a variety of factors, including:

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

Because we have significant operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting such countries that could result in increased operating expenses and regulation of our products. Because significant portions of our operations occur outside the U.S., our revenues are impacted by foreign economic and regulatory environments. For example, we have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 25% of our sales in 2001 and approximately 27% of our sales in 2002 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future, which could have a material adverse effect on our business, prospects, financial condition and operating results. Our exposure to the business risks presented by Asian economies and other foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

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

Our revenues will suffer and selling, general and administrative expenses will increase if we cannot continue to license or enforce the intellectual property rights on which our business will depend or if third parties assert that we violate their intellectual property rights. Several of our competitors hold patents covering a variety of technologies that may be included in some of our products. In addition, some of our customers may use our products for applications that are similar to those covered by these patents. From time to time, we and our respective customers have received correspondence from their competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. To date, none of these allegations has resulted in litigation. Competitors or others may, however, assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures. We have significant indebtedness. At June 29, 2003, we had total convertible long-term debt of approximately $295.0 million.

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•                  Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•                  The dilutive effects on our shareholders as a result of the ability of holders of our convertible notes to convert these notes into an aggregate of 8,456,637 shares of our common stock;

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

Our ability to pay interest and principal on our debt securities and to satisfy our other debt obligations and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, including factors beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. We believe that cash flow from operations will be sufficient to cover our debt service requirements and other requirements.  If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, however, we may be required to seek to renegotiate the terms of the instruments relating to that indebtedness, seek to refinance all or a portion of that indebtedness or to obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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

We are exposed to foreign currency exchange rate and interest rate risks that could adversely affect our revenues and gross margins. We are exposed to foreign currency exchange rate risks that are inherent in our sales commitments, anticipated sales, and assets and liabilities that are denominated in currencies other than the U.S. dollar. We are also exposed to interest rate risks inherent in our debt and investment portfolios. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could adversely affect our revenues and gross margins.

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts.  The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  We also negotiate the selling currency for our products with our customers to reduce the impact of currency fluctuations.  We do not, however, enter into derivative financial instruments for speculative purposes.  From time to time, we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables positions. As of June 29, 2003, the aggregate stated amount of these contracts was $38.2 million.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of June 29, 2003 would increase by approximately $1.7 million.  The increase in value would be substantially offset by the revaluation of the underlying hedged transactions.

We are not able to eliminate all currency risk though hedging activities and at times our hedging activities may not be successful.  In early May 2003, we determined that we incorrectly hedged our foreign currency exposure, which led to a $1.2 million loss when the forward exchange position matured in late May 2003.  In response, we have modified our review and approval practices to reduce the risk of incorrect hedging transactions in the future.

We have been subject to increased operational costs and other risks because PBE no longer owns a majority of our common stock. Before our most recent public offering of common stock in May 2001, PBE’s ownership interest in us fluctuated within a few percentage points of 50% of our outstanding shares and PBE and its affiliates provided various services for, and engaged in a variety of transactions with us, some of which were upon terms more favorable to us than otherwise attainable in the general marketplace. As of June 29, 2003, PBE beneficially owned approximately 25% of our common stock. Because PBE is no longer our majority shareholder, some of the tangible and intangible benefits and arrangements previously provided to us by Philips have terminated and some of these are in the process of being terminated. In 2002, we paid Philips and its affiliates approximately $1.2 million for certain administrative and other services.

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

•                  Payments by Philips. Under terms of the agreement with Philips, dated December 31, 2000, Philips agreed to pay us up to $6.0 million over a three-year period primarily to reduce the effect of increased pension costs. These payments have been recorded by us as a reduction in costs and operating expenses. We recognized $1.4 million of these payments as a reduction in expense in 2001, $3.7 million of these payments as a reduction in expense in 2002 and $0.6 million of these payments as a reduction in expense in the first two quarters of 2003. These payments terminate as of the earlier of the date of a change in control of us or December 31, 2003.

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

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition. Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, which could significantly impact our revenues, costs and expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence.  The terrorist attacks that took place in the U.S. on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We will be largely uninsured for losses and interruptions caused by terrorist acts and acts of war.

Unforeseen environmental costs could impact our future net earnings. Some of our operations use substances regulated under various federal, state and international laws governing the environment. We could be subject to liability for remediation if we do not handle these substances in compliance with applicable laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. We will record a liability for environmental remediation and related costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

Unforeseen delay or problems in plant consolidation and transfer of manufacturing to Brno may cause us to lose sales or fail to manufacture tools effectively.  We are planning to transfer and currently are transferring manufacturing from our Peabody, Massachusetts and Eindhoven, the Netherlands operations, to operations in Brno, Czech Republic and Hillsboro, Oregon. These transfers might be delayed or suffer other logistical and knowledge transfer problems. As a result, we may not be able to manufacture our tools as well or as quickly as in the past. This would disrupt our sales efforts and customer relationships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

Overview

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries.  Each of the foreign subsidiaries keeps its accounting records in its respective local currency.  These local currencies denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated results of operations and financial position.  The major foreign currencies in which we face periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling.

Currency Exchange Risk Related to Product Manufacturing and Sales

Because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from sales in that geographic region.  Our raw materials, labor and other manufacturing costs primarily are denominated in U.S. dollars, euros and Czech korunas.  This has the effect of improving our gross margins and results of operations when the dollar strengthens in relation to the euro or koruna, as was the case in the first two quarters of 2002.  A weakening of the dollar in relation to the euro or Czech koruna would have an adverse effect on our reported results of operations, as was the case in the first two quarters of 2003.  Movement of Asian currencies in relation to the dollar and euro also can affect our reported sales and results of operations because we derive more revenue than we incur costs from the Asia Pacific region.  In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.  As a result of an overall weakening of the U.S. dollar against European currencies and Japanese yen in the first two quarters of 2003, net sales were positively affected but gross profit and operating income were negatively impacted.  As a result of an overall strengthening of the U.S. dollar against European currencies and Japanese yen in the first two quarters of 2002, net sales were negatively affected.  Holding other variables consistent, if the U.S. dollar weakened by 10%, operating income would decrease by approximately $1.3 million.

Currency Exchange Risk Related to Assets and Liabilities

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date.  The effects of such translations are recorded in other comprehensive income in shareholders’ equity.  A weakening of the dollar in relation to foreign currencies has the impact of increasing both net assets and shareholders equity.  This was the case in the first two quarters of 2003, which resulted in an increase in net assets and shareholders’ equity by $9.0 million.  Holding other variables constant, if the U.S. dollar weakened by 10%, shareholders’ equity would increase by approximately $18.2 million.

Risk Mitigation

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts.  The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions.  As of June 29, 2003, the aggregate stated amount of these contracts was $38.2 million.  Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the translation of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.  However, beginning in mid July 2003, we entered into various forward exchange contracts with an aggregate stated amount of $44.5 million, to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe.  These contracts have varying maturities through April 1, 2004.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of June 29, 2003 would increase by approximately $1.7 million.  The increase in value would be substantially offset by the revaluation of the underlying hedged transactions.

We are not able to eliminate all currency risk though hedging activities and at times our hedging activities may not be successful.  In early May 2003, we determined that we inaccurately hedged a foreign currency exposure in Europe during a period of high volatility in the euro against the dollar, which led to a $1.2 million loss when the forward exchange position matured in May 2003.  In response, we have modified our review and approval practices to reduce the risk of incorrect hedging transactions in the future.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investments. Since we have no variable interest rate debt outstanding at June 29, 2003, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percent increase in interest rates.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of June 29, 2003, we held cash and cash equivalents of $236.3 million that consist of cash and highly liquid short-term investments having original maturity dates of no more than 90 days.  Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income by approximately $2.5 million.  Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of June 29, 2003, we held short and long-term fixed rate investments of $99.1 million that consisted of corporate notes and bonds and mortgaged-backed securities.  An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, since we intend and are able to hold these fixed rate investments until maturity.  Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates.  A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income from these items of less than $1.0 million.

The following summarizes our investments, weighted average yields and expected maturity dates as of June 29, 2003 (in thousands, except interest rates).

	Less Than 1 Year	2 Years	3 Years	Total
Corporate notes and bonds	$28,242	$20,459	$6,437	$55,138
Weighted average yield	2.84%	2.76%	2.21%	2.74%
Mortgage-backed securities	16,659	13,099	14,155	43,913
Weighted average yield	1.43%	2.12%	1.87%	1.70%
Total investment securities	$44,901	$33,558	$20,592	$99,051

Item 4.           Controls and Procedures

As of June 29, 2003, our management performed an evaluation with the participation of our Chief Executive Officer (“CEO”) and our acting Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and acting CFO concluded that our disclosure controls and procedures were effective as of June 29, 2003.  There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

(c)          On April 30, 2003, we issued approximately 24,000 shares of our common stock to Koninklijke Philips Electronics NV (“Philips”) in connection with an ongoing obligation arising from our 1997 transaction with Philips (as discussed in Note 11 to our financial statements herein).  The foregoing issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, among other exemptions, on the basis that the transaction did not involve a public offering.

As described above, on June 13, 2003, we issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes to qualified institutional buyers pursuant to Rule 144A and Regulation S.  The interest rate on the notes is zero and the notes will not accrete interest.  The cost of this transaction, including underwriting discounts and commissions, offering expenses, and the net cost of the hedging transactions described above was approximately $28.0 million.  The notes are convertible into shares of our common stock upon the occurrence of certain events at an initial conversion price of $27.132 per share (subject to adjustment), or approximately 5.53 million shares if the entire $150.0 million is converted.  Upon conversion, we have the option to settle the notes in cash, shares of our common stock, or a combination of cash and shares.  Concurrent with the issuance of the notes, we entered into convertible note hedge and warrant transactions with respect to our common stock with an affiliate of an initial purchaser of the notes. These hedging transactions are expected to reduce the potential dilution from the conversion of the notes up to a market price of $40.80 per share.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2003 at the Company’s Annual Meeting of Shareholders, the holders of the Company’s outstanding Common Stock took the actions described below.  As of the record date for the Annual Meeting, 32,834, 699 shares of Common Stock were issued and outstanding.

1.                                       The shareholders elected each of Michael J. Attardo, Wilfred J. Corrigan, William E. Curran, William W. Lattin, Jan C. Lobbezoo, Gerhard H. Parker, Vahé A. Sarkissian and Donald R. VanLuvanee by the votes indicated below, to serve on the Company’s Board of Directors for the ensuing year:

Michael J. Attardo
29,714,168	shares in favor
653,968	shares against or withheld

Wilfred J. Corrigan
29,633,488	shares in favor
734,648	shares against or withheld

William E. Curran
28,889,112	shares in favor
1,479,024	shares against or withheld

William W. Lattin
29,788,043	shares in favor
580,093	shares against or withheld

Jan C. Lobbezoo
28,818,664	shares in favor
1,549,472	shares against or withheld

Gerhard H. Parker

29,788,043	shares in favor
1,479,024	shares against or withheld

Vahé A. Sarkissian
21,608,914	shares in favor
8,759,222	shares against or withheld

Donald R. VanLuvanee
29,7134,918	shares in favor
654,218	shares against or withheld

2.                                       The shareholders voted to amend the Company’s 1995 Stock Incentive Plan (i) to increase the number of shares of common stock reserved for issuance under the plan to 6,000,000; and (ii) to increase the number of shares subject to options or stock appreciation rights that may be granted to any employee in any single year, subsequent to the initial grant, from 200,000 to 250,000, by the votes indicated below:

24,106,023                                        shares in favor

5,940,123                                              shares against or withheld

321,989                                                         shares abstaining

Item 6.           Exhibits and Reports on Form 8-K

(a)           Exhibits

See Exhibit Index attached hereto.

(b)          Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on April 28, 2003 to furnish our earnings release for the first quarter of 2003.

A current report on Form 8-K was filed with the Securities and Exchange Commission on June 10, 2003 to report the offering of $150 million aggregate principal amount of the Company’s zero coupon convertible subordinated notes due June 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) and Regulation S under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: August 12, 2003	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chief Executive Officer, President and Chairman of the Board of Directors

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and Acting Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
3.1*	Second Amended and Restated Articles of Incorporation, as amended by the Articles of Amendment filed with the Secretary of State of the State of Oregon on June 10, 2003
3.2**	Amended and Restated Bylaws, as amended on April 17, 2003
4.6	Indenture, dated as of June 13, 2003, between FEI and BNY Western Trust Company, a California state chartered banking corporation
4.7	Form of Note (included in Exhibit 4.6)
4.8	Registration Rights Agreement, dated as of June 13, 2003, between FEI and the initial purchasers named therein
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                 Incorporated by reference to the registrant’s annual report on Form 10-K for the year ended December 31, 1996 (latest amendment filed herewith)

**          Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003