Form 10-Q
period 2003-09-28
FEI CO
filed 2003-11-12
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-22780

FEI COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0621989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5350 NE Dawson Creek Drive, Hillsboro, Oregon	97124-5793
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-726-7500

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

Yes  ☒  No ☐

The number of shares of common stock outstanding as of November 4, 2003 was 33,137,952.

FEI COMPANY

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 28, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$221,079	$167,423
Short-term investments in marketable securities	31,763	54,176
Receivables, net of allowance for doubtful accounts of $3,912 and $4,414	108,408	87,993
Current receivable from Accurel	380	1,118
Inventories	96,519	86,224
Deferred tax asset	18,084	18,934
Income taxes receivable	2,850	—
Other current assets	11,840	6,061
Total current assets	490,923	421,929
Non-current investments in marketable securities	58,352	52,031
Long-term receivable from Accurel	1,239	2,238
Property, plant and equipment, net of accumulated depreciation of $53,620 and $49,287	67,334	56,702
Purchased technology, net of accumulated amortization of $19,700 and $15,978	25,651	25,863
Goodwill	38,660	32,859
Other assets	51,842	44,857
Total Assets	$734,001	$636,479

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,097	$35,179
Current account with Philips	4,514	5,629
Accrued payroll liabilities	6,065	8,522
Accrued warranty reserves	11,807	13,631
Deferred revenue	27,187	29,741
Income taxes payable	—	9,532
Accrued restructuring, reorganization and relocation	4,278	5,202
Other current liabilities	14,992	16,954
Total current liabilities	100,940	124,390
Convertible debt	295,000	175,000
Deferred tax liability	12,331	7,561
Other liabilities	4,173	2,603
Commitments and contingencies
Shareholders’ equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 33,134 and 32,647 shares issued and outstanding	308,448	325,203
Note receivable from shareholder	(1,485)	(1,116)
Accumulated earnings (deficit)	2,198	(1,690)
Accumulated other comprehensive income	12,396	4,528

Total shareholders’ equity	321,557	326,925

Total Liabilities and Shareholders’ Equity	$734,001	$636,479

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net sales:
Products	$68,030	$65,840	$206,690	$203,324
Products-related party	—	1,050	(1,050)	4,801
Service	19,965	16,769	57,199	47,714
Service-related party	—	150	402	349
Total net sales	87,995	83,809	263,241	256,188

Cost of sales:
Products	38,671	36,809	118,054	106,330
Service	14,038	11,795	37,867	34,893
Total cost of sales	52,709	48,604	155,921	141,223

Gross profit	35,286	35,205	107,320	114,965

Operating expenses:
Research and development	11,978	10,114	32,837	31,440
Selling, general and administrative	18,319	17,887	55,509	53,187
Merger costs	—	2,734	—	3,851
Amortization of purchased technology	1,395	1,205	3,804	3,613
Purchased in-process research and development	1,240	—	1,240	—
Restructuring and reorganization costs	793	—	2,298	—

Total operating expenses	33,725	31,940	95,688	92,091

Operating income	1,561	3,265	11,632	22,874

Other income (expense):
Interest income	1,515	1,740	3,876	5,286
Interest expense	(2,433)	(2,711)	(9,029)	(8,447)
Other	405	(58)	(498)	(487)
Total other expense, net	(513)	(1,029)	(5,651)	(3,648)

Income before taxes	1,048	2,236	5,981	19,226

Income tax expense	367	817	2,093	7,018
Net income	$681	$1,419	$3,888	$12,208

Per share data:
Basic earnings per share	$0.02	$0.04	$0.12	$0.38
Diluted earnings per share	$0.02	$0.04	$0.12	$0.37

Weighted average shares outstanding:
Basic	32,974	32,427	32,860	32,299
Diluted	34,074	33,219	33,701	33,342

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net income	$681	$1,419	$3,888	$12,208

Other comprehensive income:
Foreign currency translation adjustment, zero taxes provided	$(1,132)	(578)	$7,938	7,511
Unrealized gain on currency hedge contracts, zero taxes provided	—	160	(70)	160

Comprehensive income (loss)	$(451)	$1,001	$11,756	$19,879

See notes to condensed consolidated financial statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net income	$3,888	$12,208
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	10,036	9,743
Amortization	6,497	5,595
Loss on retirement of fixed assets	17	653
Purchased in-process research and development	1,240	—
Expenses incurred on bond redemption, net	1,590	—
Deferred income taxes	5,619	6,700
Tax benefit of non-qualified stock options exercised	2,682	—
Decrease (increase) in assets:
Receivables	(13,067)	(4,694)
Current account with Philips	—	8,765
Current receivable from Accurel	784	(490)
Inventories	(3,912)	(3,307)
Income taxes receivable	(2,850)	—
Other assets	(6,653)	(14,617)
Increase (decrease) in liabilities:
Accounts payable	(3,213)	3,109
Current account with Philips	(625)	—
Accrued payroll liabilities	(1,267)	(5,006)
Accrued warranty reserves	(5,600)	(3,514)
Deferred revenue	(5,852)	(6,614)
Income taxes payable	(9,450)	(10,169)
Accrued restructuring and reorganization costs	(244)	—
Other liabilities	93	(3,651)
Net cash used in operating activities	(20,287)	(5,289)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(20,844)	(32,135)
Redemption of investments in marketable securities	104,428	182,076
Purchase of investments in marketable securities	(88,336)	(200,778)
Acquisition of patents	(349)	(250)
Investment in unconsolidated affiliate	—	(990)
Acquisition of businesses, net of cash acquired	(10,006)	(1,174)
Investment in software development	(2,729)	(2,868)
Net cash used in investing activities	(17,836)	(56,119)

Cash flows from financing activities:
Proceeds from issuance of zero coupon convertible notes, net of expense	145,875	—
Redemption of 5.5% convertible notes	(31,366)	—
Purchase of convertible note hedge, net of warrant issued	(23,872)	—
Proceeds from exercise of stock options and employee stock purchases	4,435	4,918
Net cash provided by financing activities	95,072	4,918

Effect of exchange rate changes	(3,293)	3,937
Net increase (decrease) in cash and cash equivalents	53,656	(52,553)
Cash and cash equivalents, beginning of period	167,423	176,862
Cash and cash equivalents, end of period	$221,079	$124,309

Supplemental Cash Flow Disclosure
Cash paid for interest	$10,166	$10,534
Cash paid for income taxes	$4,424	$9,362

See notes to condensed consolidated financial statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      NATURE OF BUSINESS

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

2.                                      BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included.  The results of operations for the thirteen weeks ended September 28, 2003 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, income tax related contingencies, the valuation of businesses acquired and related in-process research and development and other intangibles, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill, and the timing of revenue recognition including the estimated fair value of installation costs.  It is reasonably possible that the estimates may change in the near future.

3.                                      STOCK BASED COMPENSATION

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

No compensation cost has been recognized for stock options granted at fair value on the date of grant or Employee Share Purchase Plan (“ESPP”) shares issued at a fifteen percent discount to the lower of the market price on either the first day of the applicable offering period or the purchase date.  Had compensation cost for the Company’s stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant or issuance, the Company’s net income (loss) and net income (loss) per share would have been reduced to the amounts shown as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net income, as reported	$681	$1,419	$3,888	$12,208
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(2,162)	(1,723)	(6,227)	(5,170)
Net income (loss), pro forma	$(1,481)	$(304)	$(2,339)	$7,038

Basic net income per share, as reported	$0.02	$0.04	$0.12	$0.38
Basic net income (loss) per share, proforma	$(0.04)	$(0.01)	$(0.07)	$0.21

Diluted net income per share, as reported	$0.02	$0.04	$0.12	$0.37
Diluted net income (loss) per share, pro forma	$(0.04)	$(0.01)	$(0.07)	$0.21

To determine the fair value of stock-based awards granted, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

	Thirteen and Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002
Risk-free interest rate	1.0%- 3.75%	2.0%- 3.8%
Expected dividend yield	0.0%	0.0%
Expected lives (years): option plans	5.5	5.2
ESPP	0.5	0.5
Expected volatility	78.0%	73.0%

4.                                      RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

5.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting for multiple revenue-generating activities.  This statement was effective for the quarter ended September 28, 2003.  The adoption of the provisions of this statement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  Financial Interpretation No. 45 was effective January 1, 2003.  The adoption of this statement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Variable interest entities (“VIEs”).  The purpose of Financial Interpretation No. 46 is to improve financial reporting by enterprises involved with variable interest entities by providing for consolidation of such entities.  Financial Interpretation No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company is not currently aware of any involvement in any VIEs and, therefore, the adoption of this statement is not expected to have any effect on the Company’s financial position, results of operations, or cash flows.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued by the FASB.  SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this statement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  However, in October 2003, the FASB deferred indefinitely the provisions of SFAS No. 150 that relate to mandatorily redeemable, non-controlling interests.  The Company does not anticipate any effect on its consolidated results of operations or financial position from the adoption of SFAS No. 150.

6.                                      EARNINGS PER SHARE

The difference between basic and diluted net income per share is a result of the dilutive effect of stock options, which are considered potential common shares. The difference between the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Weighted average shares outstanding - basic	32,974	32,427	32,860	32,299
Dilutive effect of stock options calculated using the treasury stock method	1,100	792	841	1,043

Weighted average shares outstanding - diluted	34,074	33,219	33,701	33,342

Potential common shares equivalents excluded from diluted earnings per share calculations since their effect would be antidilutive:
Stock options	1,334	1,905	1,806	1,218
Convertible debt	8,457	3,534	8,457	3,534

7.                                      FACTORING OF ACCOUNTS RECEIVABLE

In the third quarter of 2003, the Company entered into agreements under which it sold $2.5 million of its accounts receivable at a discount to unrelated third party financiers without recourse.  The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Discounts related to the sale of the receivables, which were immaterial in the thirteen and thirty-nine week periods ended September 28, 2003, are recorded on the Company’s statement of operations as other expense.

8.                                      INVENTORIES

Inventories are stated at lower of cost or market with cost determined by standard cost methods, which approximate the first-in, first-out method.  Inventory costs include material, labor and manufacturing overhead.  Service inventories that exceed the estimated requirements for the next twelve months based on recent usage levels are reported as other assets.  Management has established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory.

Inventories consisted of the following (in thousands):

	September 28, 2003	December 31, 2002

Raw materials and assembled parts	$37,176	$33,399
Service inventories, estimated current requirements	10,102	10,404
Work in process	37,673	30,449
Finished goods	17,666	17,724
	102,617	91,976
Reserve for excess and obsolete inventory	(6,098)	(5,752)

Total inventories	$96,519	$86,224

Service inventories included in other long-term assets, net	$27,036	$26,768

The Company disposed of inventory and charged the cost against the related excess and obsolescence reserve in the amount of $2.1 million and $7.0 million, respectively, during the thirty-nine weeks ended September 28, 2003 and September 29, 2002.  The Company also disposed of service inventories and charged the cost against the related excess and obsolescence reserve in the amount of $4.2 million and $3.2 million, respectively, during the thirty-nine weeks ended September 28, 2003 and September 29, 2002.

9.                                      MATURITIES OF NON-CURRENT MARKETABLE SECURITIES

Non-current investments in marketable securities at September 28, 2003 mature as follows (in thousands):

	2 Years	3 Years	Total

Government backed securities	$1,029	$31,380	$32,409
Corporate notes and bonds	20,641	5,302	25,943

	$21,670	$36,682	$58,352

10.                               GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

A roll-forward of the Company’s goodwill and other intangible assets, as well as certain other information, as of, and for the thirty-nine weeks ended, September 28, 2003 is as follows (in thousands):

	Goodwill	Purchased Technology	Capitalized Software	Patents, Trademarks and Other
Balance, December 31, 2002	$32,859	$41,841	$14,120	$1,246
Additions (1)	5,801	3,510	2,657	3,410
Write-offs	—	—	—	—
Balance, September 28, 2003	$38,660	$45,351	$16,777	$4,656

Accumulated amortization, September 28, 2003		(19,700)	(7,248)	(505)
		$25,651	$9,529	$4,151

Weighted average estimated useful life		9.6	3.0	10.8

Amortization expense for the period		$2,791	$2,153	$59

Estimated amortization expense for:
2004		$5,253	$5,592	$553
2005		$5,253	$3,937	$546
2006		$4,648	$—	$506
2007		$3,439	$—	$456
2008		$3,439	$—	$442

(1)  Capitalized software additions include the effect of currency translation adjustments.

Capitalized software and trademarks and other intangibles are included in other long-term assets on the Company’s condensed consolidated balance sheet.

11.                               REDEMPTION OF CONVERTIBLE NOTES

On August 3, 2001, the Company issued $175.0 million of convertible subordinated notes, due August 15, 2008, through a private placement.  The notes are redeemable at the Company’s option beginning in 2004, or earlier if the price of the Company’s common stock exceeds specified levels.  The notes bear interest at 5.5%, payable semi-annually.  The notes are convertible into common stock of the Company, at the noteholder’s option, at a price of $49.52 per share.  On June 13, 2003, the Company redeemed $30.0 million of the notes at a redemption price of 102.75%.  The premium on redemption of $0.8 million is included in the condensed consolidated statements of operations as interest expense.  The $145.0 million of currently outstanding notes are convertible into approximately 2.93 million shares of our common stock.

12.                               ISSUANCE OF ZERO COUPON CONVERTIBLE NOTES

On June 13, 2003, the Company issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes.  The interest rate on the notes is zero and the notes will not accrete interest.  The notes are due on June 15, 2023 and are first putable to the Company at the noteholder’s option (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount.  The notes are also putable to the Company at the noteholder’s option upon a change of control at a price equal to 100% of the principal amount.  The Company can redeem the notes (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, or thereafter at a price equal to 100% of the principal amount.  The notes are subordinated to the Company’s existing and future senior indebtedness and are effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.  The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $4.8 million and is recorded on the Company’s balance sheet in other long-term assets and is being amortized over the life of the notes.  The amortization of these costs totals $240,000 per quarter and is reflected as additional interest expense in the Company’s statements of operations.

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

The Company used a portion of the net proceeds from the offering to enter into convertible note hedge and warrant transactions with respect to the Company’s common stock, the exposure for which was held at the time the notes were issued by Credit Suisse First Boston International, an affiliate of an initial purchaser of the notes.  The hedging transactions may be settled at the Company’s option on a net basis and run for a term concurrent with the notes.  The warrant held by the Company offsets the dilution from the conversion of the notes by allowing the Company to purchase up to 5.53 million shares of common stock at a price of $27.132 per share.  The bond hedge creates an upper limit on the cost of the warrant by proportionately reducing the amount of shares deliverable to the Company under the warrant by the amount that the Company’s stock price at the time of conversion exceeds $40.80.  These hedging transactions are expected to reduce the potential dilution from the conversion of the notes up to a market price of $40.80 per share.  The net cost of the hedging transactions of $23.9 million has been included as a reduction of common stock in shareholders’ equity in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

13.                               WARRANTY RESERVES

A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades.  This reserve is charged to cost of sales in the accompanying consolidated statements of operations.  Costs incurred for warranty work are charged against the reserve.  The following is a summary of warranty reserve activity.

	Balance, Beginning of Period	Increase to Reserve	Warranty Costs Incurred	Balance, End of Period

Thirty-nine weeks ended September 28, 2003	$13,631	$7,628	$(9,452)	$11,807

Thirty-nine weeks ended September 29, 2002	$18,988	$13,025	$(15,462)	$16,551

The Company’s products generally carry a one-year warranty.  A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades.  The Company’s estimate of warranty cost is primarily based on its history of warranty repairs and maintenance, as applied to systems currently under warranty.  For the Company’s new products without a history of known warranty costs, the Company estimates the expected costs based on its experience with similar product lines and technology.  While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past.  The Company’s estimated warranty costs are reviewed and updated on a quarterly basis.  Such reviews historically have not resulted in material adjustments to previous estimates.

14.                               RESTRUCTURING, REORGANIZATION AND RELOCATION

Accrued restructuring, reorganization and relocation as of September 28, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 28, 2003	December 31, 2002

Second quarter 2003 restructuring and reorganization charges	$123	$—
Fourth quarter 2002 restructuring and reorganization charges	4,155	5,202

Total accrued restructuring and reorganization	$4,278	$5,202

The Company anticipates paying the remaining accrued charges for the second quarter 2003 restructuring and reorganization in the fourth quarter of 2003 and for the fourth quarter 2002 restructuring and reorganization through 2006.

During the first three quarters of 2003, the Company recorded restructuring, reorganization and relocation costs totaling $2.3 million, consisting of $0.7 million for a change in estimate of net facility costs relating to the fourth quarter 2002 restructuring, $1.0 million relating to relocation and moving expenses associated with facility consolidations and employee transfers and $0.6 million relating to incremental workforce actions taken during the second quarter of 2003.

Second Quarter 2003 Restructuring and Reorganization

During the second quarter of 2003, the Company recorded restructuring and reorganization charges of $0.6 million as a result of its continued efforts to improve its cost structure and realign employees to fit within the organization.  Costs included in the charges consist of employee termination and other related costs.

The second quarter 2003 restructuring plan included the termination of 21 employees, or approximately 1% of the Company’s worldwide work force.  The positions affected included manufacturing, marketing, administrative, field service, research and development and sales personnel.  During the second quarter of 2003, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  All but one termination was completed in the second quarter of 2003.  The remaining position was terminated at the beginning of the fourth quarter of 2003.

Employee termination and related costs consist of severance, insurance benefits and related costs associated with the termination of these employees.

The following table summarizes the write-offs and expenditures related to the second and third quarter 2003 restructuring charges (in thousands):

Thirty-Nine Weeks Ended September 28, 2003	Balance, December 31, 2002	Charged to Expense	Expenditures	Write-Offs Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$610	$(487)	$—	$123

Fourth Quarter 2002 Restructuring and Reorganization

During the fourth quarter of 2002, in response to the continuing global economic downturn, the Company recorded restructuring and reorganization charges of $5.5 million related to its plan to consolidate operations, reduce excess leased facilities and reduce operating expenses.  Costs included in the charges consist of employee termination and other related costs, and facility and leasehold improvement charges related to the future abandonment of various leased office and manufacturing sites in North America and Europe.

In the second quarter of 2003, the Company recorded an additional $0.7 million in restructuring charges resulting from an estimate change related to future abandonment of leased offices.

The plan included the termination of approximately 145 employees, or 9% of the Company’s worldwide work force.  The positions affected include manufacturing, marketing, administrative, field service, research and development and sales personnel.  During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  Approximately 40% of the planned terminations were completed in the fourth quarter of 2002 and approximately 40% were completed in the first three quarters of 2003.  The remaining employees will be terminated in the fourth quarter of 2003.  The positions remaining to be terminated as of September 28, 2003 are primarily located in the United States and Europe.  For certain of the terminated employees in foreign countries, the Company is required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

Leasehold improvements and other facilities charges represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining net book value of leasehold improvements for various buildings located in the United States and Europe.  Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis when the premises are vacated, until the lease contracts expire or the facilities are sub-leased.  The Company expects to vacate these premises during the fourth quarter of 2003.

The following table summarizes the write-offs and expenditures related to the fourth quarter 2002 restructuring charge (in thousands):

Thirty-Nine Weeks Ended September 28, 2003	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs/ Adjustments		Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$3,333	$—	$(372)	$50	(1)	$3,011
Leasehold improvements and facilities	1,869	660	(421)	(964)		1,144

Total balance accrued	$5,202	$660	$(793)	$(914)		$4,155

(1) Includes the effects of changes in currency translation on recorded liabilities.

The restructuring charges for both the fourth quarter 2002 and the second quarter 2003 plans are based on estimates that are subject to change.  Workforce related charges could change because of shifts in timing or changes in amounts of severance and outplacement benefits.  Facilities charges could change because of a change in when the Company actually vacates the buildings or due to changes in sublease income.  The Company’s ability to generate sublease income, as well as the Company’s ability to terminate lease obligations at the amounts estimated, is dependent upon lease market conditions at the time the Company negotiates the lease termination and sublease arrangements.

As of September 28, 2003, the Company reduced operating expenses and materials costs by approximately $9.0 million to $10.0 million per year compared to expense levels at the end of the third quarter of 2002.  Such cost reductions, however, have been offset by increased costs due to foreign currency fluctuation, increased salary costs (primarily in Europe), increased insurance expense, increased costs due to redundant operations while we transition manufacturing lines to the Brno site and consolidate our Hillsboro operations and increased costs due to the Company’s acquisitions.

15.                               RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of the Company. The following table summarizes the Company’s transactions with Philips (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Amounts Received from Philips

Reimbursement by Philips of certain pension costs(1)	$309	$837	$729	$3,153

Amounts Paid to Philips
Subassemblies and other materials purchased from Philips	$4,718	$10,337	$9,091	$17,998
Facilities leased from Philips	68	111	588	419
Research and development services provided by Philips	794	910	3,372	1,565
Other services provided by Philips	187	273	752	979
	$5,767	$11,631	$13,803	$20,961

(1) The total amount to be received under this agreement is $6.0 million, of which $5.9 million has been received through September 28, 2003.

The current accounts with Philips represent accounts receivable and accounts payable between the Company and other Philips units.  Most of the current account transactions relate to the deliveries of the goods, materials and services indicated above.  Current accounts with Philips consisted of the following (in thousands):

	September 28, 2003	December 31, 2002

Current accounts receivable	$194	$252
Current accounts payable	(4,708)	(5,881)

Net current accounts with Philips	$(4,514)	$(5,629)

Accurel

The Company’s President, Chief Executive Officer and Chairman of the Board of Directors owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), an analytical services provider to the semiconductor and data storage markets.  The Company has sold equipment and services and has provided certain other services to Accurel.

During 2002, the Company sold three systems to Accurel for an aggregate of $3.2 million.  In addition, the Company provides service to Accurel on these and other systems purchased by Accurel.  The Company has also guaranteed certain third party leases of Accurel, up to a maximum of $0.1 million as of September 28, 2003.

The sale of a circuit edit tool to Accurel in the third quarter of 2002 for $1.1 million was cancelled and reversed from product sales in the second quarter of 2003.  This resulted in a reduction of gross margin of $0.4 million in that quarter.  As of September 28, 2003, Accurel is current on its payments for the other two systems it purchased in 2002.

Atos Origin

The Company purchases information technology consulting and other services from Atos Origin, Inc. (“Atos

Origin”), a company which is partially owned by Philips.  Services purchased from Atos Origin totaled $1.8 million in the thirty-nine weeks ended September 28, 2003 and $1.6 million in the thirty-nine weeks ended September 29, 2002.

In July 2003, the Company entered into a data processing and network management agreement with Atos Origin.  Beginning in July 2003 and ending in June 2008, the Company is paying $60,000 per month for services.  In addition, the Company will pay $150,000 in the fourth quarter of 2003 for certain other services to be rendered under the agreement.  The Company paid Atos Origin $180,000 pursuant to this agreement during the third quarter of 2003.

Sales to Related Parties

Both Accurel and certain Philips business units purchased the Company’s products and services for their own use.  In addition, the Company has sold product and services to LSI Logic Corporation (“LSI Logic”), whose chairman and chief executive officer serves on FEI’s Board of Directors.  Sales to Philips, Accurel and LSI Logic were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Product sales-Accurel	$—	$1,050	$(1,050)	$3,241
Product sales-LSI Logic	—	—	—	—
Product sales-Philips	—	—	—	1,560
Total product sales	—	1,050	(1,050)	4,801

Service sales-Accurel	(10)	115	248	301
Service sales-LSI Logic	10	—	118	—
Service sales-Philips	—	35	36	48
Total service sales	—	150	402	349

Total sales to related parties	$—	$1,200	$(648)	$5,150

16.                               COMMITMENTS AND CONTINGENT LIABILITIES

The Company, from time to time, may be a party to litigation arising in the ordinary course of business.  Currently, the Company is not a party to any litigation that it believes would have a material adverse effect on its financial position, results of operations or cash flows.

The Company is self-insured for certain aspects of its property and liability insurance programs and is responsible for deductible amounts under most policies.  The deductible amounts generally range from $10,000 to $250,000 per claim.  The Company’s director and officer liability insurance coverage, however, has a $3.0 million deductible relating to entity coverage.

The Company participates in third party equipment lease financing programs with United States financial institutions for a small portion of products sold.  In these circumstances, the financial institution purchases the Company’s equipment and then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against the Company on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, the Company is obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it. As of September 28, 2003, the Company had outstanding guarantees under these lease financing programs of $0.2 million related to lease transactions entered into from 1998 through 2002.

The Company has commitments under non-cancelable purchase orders totaling $12.9 million at September 28, 2003, which expire at various times through the fourth quarter of 2004.

17.                               SEGMENT INFORMATION

The Company operates in four business segments:  Microelectronics, Electron Optics, Components and Service. The microelectronics segment manufactures and markets FIBs and DualBeam systems.  Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market.  The electron optics segment manufactures and markets SEMs and TEMs.  Electron optics products are sold to materials and life sciences customers in the industry and institute markets, as well as in the semiconductor and data storage markets.  The components segment manufactures and markets electron and ion emitters, focusing columns and components thereof.  These components are used in the Company’s FIB, DualBeam, SEM and TEM systems and are also sold to other microscope manufacturers.  The service segment services the Company’s worldwide installed base of products, generally under service contracts. The following table summarizes various financial amounts for each of the Company’s business segments (in thousands):

Thirteen Weeks Ended	Micro- electronics	Electron Optics	Components	Service	Corporate and Eliminations	Total

September 28, 2003:
Sales to external customers	$38,626	$26,717	$2,687	$19,965	$—	$87,995
Inter-segment sales	605	3,766	1,736	—	(6,107)	—

Total sales	$39,231	$30,483	$4,423	$19,965	$(6,107)	$87,995
Operating income (loss)	$8,592	$(3,168)	$640	$4,563	$(9,066)	$1,561

September 29, 2002:
Sales to external customers	$33,162	$31,447	$2,281	$16,919	$—	$83,809
Inter-segment sales	1,646	6,809	1,691	—	(10,146)	—

Total sales	$34,808	$38,256	$3,972	$16,919	$(10,146)	$83,809
Operating income (loss)	$6,052	$1,268	$(641)	$3,639	$(7,053)	$3,265

Thirty-Nine Weeks Ended	Micro- electronics	Electron Optics	Components	Service	Corporate and Eliminations	Total

September 28, 2003:
Sales to external customers	$107,002	$92,373	$6,666	$57,200	$—	$263,241
Inter-segment sales	2,063	8,722	4,996	—	(15,781)	—

Total sales	$109,065	$101,095	$11,662	$57,200	$(15,781)	$263,241
Operating income (loss)	$14,821	$(8,253)	$1,650	$14,044	$(10,631)	$11,631

September 29, 2002:
Sales to external customers	$102,012	$98,129	$7,984	$48,063	$—	$256,188
Inter-segment sales	2,435	15,493	4,596	—	(22,524)	—

Total sales	$104,447	$113,622	$12,580	$48,063	$(22,524)	$256,188
Operating income (loss)	$13,960	$13,635	$1,106	$6,855	$(12,682)	$22,874

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation.  Corporate administration expenses, amortization of purchased technology, merger costs and restructuring and reorganization costs are not allocated to the Company’s business segments.

18.                               ACQUISITIONS

On July 15, 2003, the Company purchased the CAD Navigation and Yield Management Software product lines of the EGSoft division (“EGSoft”) of Electroglas, Inc. (“Electroglas”).  The Company paid Electroglas $6.1 million and assumed certain liabilities in exchange for the product lines.  The results of operations from the purchase are included in the accompanying condensed consolidated financial statements from the date of purchase.

On July 15, 2003, the Company purchased substantially all of the assets and assumed certain liabilities of LMC Instrument Corp., dba Revise (“Revise”), a developer and manufacturer of laser-based tools for the microelectronics and micro-machining industries.  The purchase price was $4.0 million. The results of operations from the purchase are included in the accompanying condensed consolidated financial statements from the date of purchase.

For these acquisitions, management estimated the fair value of the intangible assets, inventory, and equipment acquired in order to allocate the total purchase price to the assets acquired and liabilities assumed.  Intangible assets include existing technology, in process research and development, trademarks and trade names, non-compete agreements, customer relationships and goodwill.  To determine the value of the technology and product lines acquired, management projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets.  The resulting operating income projections were discounted to a net present value.  This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition.  For existing technology product lines, the discount rate used was 17 to 22 percent, representing management’s estimate of the weighted average cost of capital for the acquired businesses.  For research projects on products which had not yet been proven technologically feasible, the discount rate applied was 22 to 27 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

The existing technology is being amortized over its estimated useful life of 7 to 10 years. Trademarks and trade names and customer relationships are amortized over estimated useful lives of 10 to 15 years, while non-compete agreements are amortized over two years. It is possible that estimates of anticipated future gross revenues, the remaining estimated economic life of products or technologies, or both, may be reduced due to competitive pressures or other factors.  Management periodically evaluates the remaining economic useful lives and amortization periods for these intangible assets.

There are no future contingent payouts related to the above acquisitions and no portion of the purchase price was paid with the Company’s equity securities.  The purchase price for the above acquisitions was allocated as follows (in thousands):

Cash	$307
Accounts receivable	277
Inventory	454
Property and equipment	322
Goodwill	5,671
Purchased technology	3,510
Trademarks and trade names	1,810
In-process research and development	1,240
Customer relationships and non-compete	1,240
Total assets acquired	14,831

Deferred revenue	2,888
Accrued warranty	53
Other current liabilities	1,777
Total liabilities acquired	4,718
Net assets acquired	$10,113

Within one year from the purchase date, the Company may update the value allocated to purchased assets and the resulting goodwill balances for new information received regarding the valuation of such assets.  The Company anticipates that approximately 100% of the goodwill acquired in the above acquisitions will be deductible for tax purposes over the period of 15 years.  Pro forma results of operations including the above acquisitions, both individually and combined, are not materially different from reported results of operations for all periods presented.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

The risks, uncertainties and assumptions referred to above include, but are not limited to, those risks discussed here and the risks discussed from time to time in our other public filings.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.  Please see “Cautionary factors that may affect future results” below for a discussion of risks and uncertainties relevant to our business.  These items are factors that we believe could cause our actual results to differ materially from expected and historical results.  We also advise you to consult any further disclosures we make on related subjects in our reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission, or the SEC.  Other factors also could adversely affect us.

Business Overview

We are a leading supplier of products that enable research, development and the manufacturing of nanoscale features by helping our customers understand their three-dimensional structures.  We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services.  We refer to our comprehensive suite of products for three-dimensional structural process measurement and analysis as Structural Process Management solutions.  These solutions include hardware and software for focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine an FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS systems, and stylus nano-profilometry imaging systems or SNP systems.  TEMs, SEMs and SIMS systems collectively comprise our electron optics segment products.  FIBs, SNP products and DualBeam products collectively comprise our microelectronics segment products.

Critical Accounting Policies and the Use of Estimates

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003.

Results of Operations

The following table sets forth our statement of operations data as a percentage of net sales.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9	58.0	59.2	55.1
Gross profit	40.1	42.0	40.8	44.9
Research and development	13.6	12.1	12.5	12.3
Selling, general and administrative	20.8	21.3	21.1	20.8
Merger costs	0.0	3.3	0.0	1.5
Amortization of purchased intangibles	1.6	1.4	1.4	1.4
Purchased in-process research and development	1.4	0.0	0.5	0.0
Restructuring and reorganization costs	0.9	0.0	0.9	0.0
Operating income	1.8	3.9	4.4	8.9
Other expense, net	(0.6)	(1.2)	(2.1)	(1.4)
Income before taxes	1.2	2.7	2.3	7.5
Income tax expense	0.4	1.0	0.8	2.7
Net income	0.8%	1.7%	1.5%	4.8%

Percentages may not foot due to rounding.

Net Sales

Net sales include sales in our microelectronics, electron optics, components and service segments.  Sales by segment (in thousands) and as a percentage of total sales were as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 28, 2003		September 29, 2002		September 28, 2003		September 29, 2002
Microelectronics	$38,626	43.9%	$33,162	39.6%	$107,002	40.7%	$102,012	39.8%
Electron Optics	26,717	30.4%	31,447	37.5%	92,373	35.1%	98,129	38.3%
Components	2,687	3.0%	2,281	2.7%	6,666	2.5%	7,984	3.1%
Customer Service	19,965	22.7%	16,919	20.2%	57,200	21.7%	48,063	18.8%

	$87,995	100.0%	$83,809	100.0%	$263,241	100.0%	$256,188	100.0%

Microelectronics

Included in microelectronics sales in the thirteen and thirty-nine week periods ended September 30, 2003 is $2.1 million of sales related to our acquisition of EGSoft.  The remainder of the increases in the thirteen and thirty-nine week periods ended September 28, 2003 compared to the comparable periods in 2002 were primarily a result of increased demand for new products, combined with some improvement in the semiconductor and data storage equipment business. Total unit shipments were flat in the thirteen weeks ended September 28, 2003 compared to the comparable period of 2002 and increased 7.4% in the thirty-nine week period ended September 28, 2003 compared to the comparable period of 2002.  The increased demand for new products in the thirty-nine week period is due primarily to strong demand for our small stage DualBeam systems and our metrology systems.  Included in small DualBeam systems is the Nova product and included in metrology systems is the Certus 3D product, a DualBeam product used for data storage metrology, both of which were introduced in 2003.

Electron Optics

The decreases in electron optics sales in the thirteen and thirty-nine week periods ended September 28, 2003 compared to the same periods in 2002 were primarily a result of decreased volumes of both TEM and SEM units, an unfavorable product mix and continued pricing pressures.  Total electron optics unit shipments decreased by 19.7% and 14.0%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2003 compared to the comparable periods of 2002.  Primarily as a result of orders received late in the third quarter of 2003, the backlog for both TEM and SEM units increased from the end of the second quarter of 2003 to the end of the third quarter of 2003.  Included in the backlog at September 28, 2003 are several TEM orders, which have higher margins than the overall electron optics margins achieved in the third quarter of 2003.  Shifts in product mix towards our lower price point and lower margin units, especially in the thirteen weeks ended September 28, 2003, negatively affected our sales in the thirteen and thirty-nine week periods ended September 30, 2003 compared to the comparable periods of 2002.

Components

Our component sales tend to follow the cyclical pattern of the semiconductor equipment business, which has experienced a significant downturn since 2001.  Our component sales have increased sequentially each quarter of 2003, possibly signaling an overall improvement in the semiconductor equipment business.

Service

Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically for one year, as well as with a shift to production equipment (e.g. our fabrication application equipment).  Systems sold to customers that come to the end of their warranty periods lead to a related increase in service contracts.  Service contracts in the semiconductor and data storage markets often include increased support and more rapid response times, which carry higher prices, contributing to the overall increase in service revenue.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States and we expect this to continue.  The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 28, 2003		September 29, 2002		September 28, 2003		September 29, 2002
North America	$34,776	39.5%	$34,688	41.4%	$94,917	36.0%	$105,434	41.2%
Europe	26,459	30.1%	23,067	27.5%	90,715	34.5%	75,870	29.6%
Asia Pacific Region	26,760	30.4%	26,054	31.1%	77,609	29.5%	74,884	29.2%

	$87,995	100.0%	$83,809	100.0%	$263,241	100.0%	$256,188	100.0%

The decrease in net sales from the North American region in the first thirty-nine weeks of 2003 compared to the comparable period of 2002 was due to market uncertainty as well as manufacturing transition for new product introductions.  The North American economic climate, and the semiconductor industry in particular, showed signs of improvement in the third quarter of 2003.  The North American region was also positively affected in the third quarter of 2003 by $2.1 million of sales related to our purchase of EGSoft.

In the European region, we experienced significant sales to early adopters of the new Nova product. An overall strengthening of European currencies against the U.S. dollar also had a positive impact on net sales in the 2003 periods.  The thirteen and thirty-nine week periods of 2003 were positively affected by an approximately $5.0 million microelectronics sale (i.e. 300mm analysis tools). The thirty-nine week period ended September 28, 2003 was also positively affected by an additional approximately $5.0 million microelectronics sale (i.e. mask repair tools).

Increases in the Asia Pacific region were primarily due to an increase in sales in Japan of microelectronics products, especially small DualBeam units.

Backlog

Our backlog consists of purchase orders we have received for products and services we expect to ship and deliver within the next twelve months, although there is no assurance that we will be able to do so.  At September 28, 2003, our total backlog was $117.9 million compared to $119.4 million at September 29, 2002.  Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date.  A substantial portion of our backlog relates to orders for products with a relatively high average selling price.  As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date.  For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Gross Margin

Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Microelectronics	51.1%	52.5%	50.2%	54.8%
Electron Optics	30.3%	37.2%	33.3%	42.6%
Components	60.5%	53.6%	61.2%	55.8%
Customer Service	29.7%	29.7%	33.8%	27.2%

Gross profit and margins were negatively affected in the 2003 periods by the weakening of the U.S. dollar in relation to the euro and other European currencies.  The manufacturing operations for our electron optics products are located in Europe, and, as the dollar has weakened in relation to the euro and Czech koruna, margins have been negatively impacted.  In addition, our electron optics segment has experienced pricing pressures from competitors who have introduced new products into our markets or who benefit from favorable currency exchange movements in their home countries. Currency issues reduced our gross margin by approximately 1.5% and 1.8%, respectively, in the thirteen and thirty-nine week periods of 2003.  Currency related issues did not have a material effect on our gross margin in comparable 2002 periods.

A shift in product mix in the thirteen and thirty-nine week periods ended September 28, 2003, especially within the electron optics segment, to lower margin products, as well as a shift to a greater percentage of our sales being generated by our service segment, have also negatively affected gross margin and gross profit.  Service segment gross margins, however, have improved in the thirty-nine week period ended September 28, 2003 as compared to the comparable period of 2002 due to continued improved economies of scale from the additional growth in our installed base of systems.

Gross margin was positively affected in the 2003 periods by the sale of high margin software products acquired when we purchased EGSoft in the third quarter of 2003.

As part of our overall emphasis on cost reduction, we are seeking to lower product manufacturing costs in 2003 by improving our manufacturing and procurement efficiencies through global sourcing and shifting production to more efficient and lower cost manufacturing centers.  In addition, we are working on improving our capacity utilization and redesigning certain products with the intent of lowering overall product costs.

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

R&D costs were $12.0 million and $32.8 million (13.6% and 12.5% of net sales, respectively) in the thirteen and thirty-nine week periods ended September 28, 2003, respectively, compared to $10.1 million and $31.4 million (12.1% and 12.3% of net sales, respectively), respectively, for the comparable periods of 2002 .  R&D costs are reported net of subsidies and capitalized software development costs, which totaled $2.2 million and $7.2 million, respectively, in the thirteen and thirty-nine week periods ended September 28, 2003 and $2.8 million and $6.6 million, respectively, in the comparable periods of 2002.  The weakening of the U.S. dollar in relation to the euro increased R&D costs in the thirteen and thirty-nine week periods ended September 28, 2003 compared to the comparable periods of 2002 by approximately $0.5 million and $2.0 million, respectively.  R&D costs increased approximately $0.4 million in the third quarter of 2003 as a result of our acquisitions of EGSoft and Revise in the third quarter of 2003.  The remainder of the increases in R&D costs in the 2003 periods compared to the 2002 periods were attributable to an increased level of investment in applications development, product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.  These increases were partially offset by decreases in the 2003 periods in material consumption, consulting fees and other expenditures as a result of where we are in our project life cycles compared to the 2002 periods.  We anticipate that we will continue to invest in R&D at a similar percentage of revenue for the foreseeable future.  Accordingly, as revenues increase, we anticipate that R&D expenditures will also increase.

Selling, General and Administrative Costs

Selling, general and administrative, or SG&A, costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs include sales commissions paid to our employees as well as to our agents.

SG&A costs were $18.3 million and $55.5 million (20.8% and 21.1% of net sales, respectively) in the thirteen and thirty-nine week periods ended September 28, 2003, respectively compared to $17.9 million and $53.2 million (21.3% and 20.8% of net sales, respectively) for the comparable periods of 2002, respectively. The weakening of the United States dollar in relation to the euro increased SG&A costs in the thirteen and thirty-nine week periods ended September 28, 2003 compared to the comparable periods of 2002 by approximately $0.9 million and $3.1 million, respectively.  The 2003 periods include costs for moving and temporarily maintaining duplicate facilities related to our transition from leased facilities to our new Hillsboro facility in the first thirty-nine weeks of 2003, which totaled approximately $0.3 million and $0.7 million, respectively in the thirteen and thirty-nine week periods ended September 28, 2003.  SG&A costs increased approximately $0.5 million in the third quarter of 2003 due to our acquisitions of EGSoft and Revise. We have also experienced increases in our insurance rates in the 2003 periods compared to the 2002 periods. These increases were partially offset by cost containment programs initiated in the fourth quarter of 2002 and in 2003.  In addition, we were able to reduce our expenditures in the areas of travel, consulting fees, supplies and other miscellaneous corporate related charges.  For additional information, please also read the section under the heading Restructuring and Reorganization Costs below.

Merger Costs

During the thirteen and thirty-nine week periods ended September 29, 2002, $2.7 million and $3.9 million, respectively, of legal, accounting and investment banking costs were incurred and expensed in connection with our proposed merger with Veeco.  This proposed merger was terminated on January 8, 2003 by mutual consent of the parties. There were no comparable costs in the 2003 periods.

Amortization of Purchased Technology

Amortization of purchased technology increased to $1.4 million per quarter in the third quarter of 2003 compared to $1.2 million per quarter in the third quarter of 2002 due to the acquisition of EGSoft and Revise during the third quarter of 2003.  Given our current purchased technology balance, current amortization of purchased technology is $1.4 million per quarter.

Purchased In-Process Research and Development

The $1.2 million of purchased in-process research and development in the thirteen and thirty-nine week periods ended September 28, 2003 relates to the write-off of certain in-process technology purchased in connection with the EGSoft and Revise acquisitions during the third quarter of 2003.

Restructuring, Reorganization and Relocation Costs

During the thirteen and thirty-nine week periods ended September 28, 2003, we recorded restructuring and reorganization costs totaling $0.8 million and $2.3 million, respectively.  The $2.3 million consisted of: $0.7 million for a change in estimate of net facility costs relating to the fourth quarter 2002 restructuring, $1.0 million relating to relocation and moving expenses associated with facility consolidations and employee transfers and 0.6 million of severance, insurance benefits, and related costs relating to a workforce reduction implemented during the second quarter of 2003.

Second Quarter 2003 Restructuring and Reorganization

The workforce reduction in 2003 included the removal of 21 employees, or approximately 1% of our worldwide work force.  The positions affected included manufacturing, marketing, administrative, field service, research and development and sales personnel.  All but one termination was completed in the second quarter of 2003.  The remaining position was terminated at the beginning of the fourth quarter of 2003.

The following table summarizes the write-offs and expenditures related to the second quarter 2003 restructuring charge in thousands:

Thirty-Nine Weeks Ended September 28, 2003	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$610	$(487)	$—	$123

The remaining severance, outplacement and related benefits of approximately $0.1 million are expected to be paid in the fourth quarter of 2003.  No amounts for relocation and moving expenses remain to be paid.

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

As discussed above, in the second quarter of 2003, we recorded an additional $0.7 million in restructuring charges resulting from an estimate change related to the future abandonment of leased offices.

This plan included the removal of approximately 145 employees, or 9% of our worldwide work force.  The positions affected included manufacturing, marketing, administrative, field service, research and development and sales personnel.  During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive.  Approximately 40% of the planned terminations were completed in the fourth quarter of 2002 and approximately 40% were completed in the first three quarters of 2003.  The remaining employees are expected to be terminated in the fourth quarter of 2003.  The positions remaining to be terminated as of September 28, 2003 are primarily located in the United States and Europe.  For certain of the terminated employees in foreign countries, we are required to make continuing payments for a period of time after employment ends under existing employment laws and regulations.

Leasehold improvements and facilities charges represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining net book value of leasehold improvements for various buildings located in the United States and Europe.  Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis when the premises are vacated, until the lease contracts expire or the facilities are sub-leased.  We expect to vacate these premises during 2003.

The following table summarizes the write-offs and expenditures related to the fourth quarter 2002 restructuring charge (in thousands):

Thirty-Nine Weeks Ended September 28, 2003	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs Adjustments		Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$3,333	$—	$(372)	$50	(1)	$3,011
Abandoned leases, leasehold improvements and facilities	1,869	660	(421)	(964)		1,144

Total balance accrued	$5,202	$660	$(793)	$(914)		$4,155

Remaining cash expenditures for severance and related charges of approximately $3.0 million are expected to be paid in the last quarter of 2003 and the first quarter of 2004.  The current estimate accrued for cash to be paid related to abandoned leases, leasehold improvements and facilities of $1.1 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.  We expect to implement all actions related to the fourth quarter 2002 restructuring and reorganization plan by the end of 2003.

Restructuring and Reorganization Summary

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

As of September 28, 2003, we reduced operating expenses and materials costs by approximately $9.0 million to $10.0 million per year compared to expense levels at the end of the third quarter of 2002.  Such cost reductions, however, have been offset by increased costs due to foreign currency fluctuation, increased salary costs (primarily in Europe), increased insurance expense, increased costs due to redundant operations while we transition manufacturing lines to the Brno site and consolidate our Hillsboro operations and increased costs due to our acquisitions.

Other Income (Expense), Net

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and a shareholder note receivable. Interest income was $1.5 million and $3.9 million, respectively, in the thirteen and thirty-nine week periods ended September 28, 2003 compared to $1.7 million and $5.3 million, respectively, for the comparable periods of 2002. The decreases in the 2003 periods compared to the 2002 periods are the result of decreased average cash and investment balances combined with lower average interest rates.  The average cash and investment balance decreased to $277.6 million in the thirty-nine weeks ended September 28, 2003 compared to $279.1 million during the comparable period of 2002, and the average interest rate decreased to 1.5% from 2.3%.  These decreases were offset by $0.4 million of interest income related to a shareholder note receivable.  See Liquidity and Capital Resources below for a discussion of the changes in our cash and investment balances during the thirty-nine week period ended September 28, 2003.

Interest expense represents interest incurred on our convertible debt issued in August 2001 at a rate of 5.5% per annum and amortization of convertible debt issuance costs.  Interest expense totaled $2.4 million and $9.0 million in the thirteen and thirty-nine week periods ended September 28, 2003, respectively, compared to $2.7 million and $8.4 million, respectively, for the comparable periods of 2002.  Interest expense for 2003 and 2002 primarily relates to our convertible debt issued in August 2001.  In addition, interest expense in the second quarter of 2003 included the write-off of $0.8 million of bond issuance costs and $0.8 million for the premium paid on the redemption of $30 million of our 5.5% convertible debt in June 2003.  Amortization of our remaining convertible debt issuance costs totals $0.4 million per quarter.

Other income and expense consists of foreign currency gains and losses on transactions and other miscellaneous items.  Currency losses totaled $0.2 million and $1.1 million, respectively, for the thirteen and thirty-nine week periods ended September 28, 2003 compared to a gain of $0.3 million and a loss of $0.1 million, respectively, in the comparable periods of 2002. Included in other income and expense in the thirteen and thirty-nine week periods ended September 28, 2003 is a $0.5 million gain recognized in the third quarter of 2003 related to certain foreign currency hedges.  Also included in the loss for the thirty-nine weeks ended September 28, 2003 is a $1.2 million loss related to the maturity of a foreign exchange position that was entered into in error in the second quarter of 2003.  We have modified our review and approval practices to reduce the risk of incorrect hedging transactions in the future.  There were no other significant items included in either the 2003 or 2002 periods.

Income Tax Expense

Our effective income tax rate was 35.0% for the first thirty-nine weeks of 2003 compared to 36.5% for the first thirty-nine weeks of 2002.  Our effective tax rate differs from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of the foreign export benefit, research and experimentation tax credits earned in the U.S. and other factors.  The 2003 effective tax rate decreased compared to the rate for 2002 primarily due to changes in the foreign component of our business and the positive tax effects of these changes.

In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates in the United States and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the United States governing research and experimentation credits, the foreign export benefit, and other factors.  In 2002, the World Trade Organization ruled against the U.S. tax policies covering U.S. exports and it is unclear what action, if any, the U.S. government may take in response to this ruling.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of September 28, 2003 consisted of $252.8 million of cash, cash equivalents and short-term investments, $58.4 million in non-current investments, $20.3 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations.  We believe that these sources of liquidity and capital will be sufficient to meet our expected needs for the next twelve months, and will likely be sufficient to meet our operating needs for the foreseeable future.

In the first thirty-nine weeks of 2003, cash and cash equivalents increased $53.7 million as a result of $145.9 million of proceeds from the issuance of zero coupon convertible notes, the net maturity or redemption of $16.1 million of investments and marketable securities and $4.4 million from the exercise of employee stock options and employee stock purchases, offset by $20.3 million used in operations, $20.8 million for the purchase of property, plant and equipment, $2.7 million for development of software, $31.4 million used for the repurchase of our 5.5% convertible notes and $23.9 million used for the purchase of a convertible note hedge.

Accounts receivable increased $20.4 million to $108.4 million as of September 28, 2003 from $88.0 million as of December 31, 2002.  Of the increase, $6.2 million was due to the weakening of the dollar in relation to currencies of our foreign subsidiaries.  The remainder of the increase was due to increased sales late in the quarter and a decline in collections.  Our days sales outstanding, calculated on a quarterly basis, was 113 days at September 28, 2003 compared to 95 days at December 31, 2002.

Inventories increased $10.3 million to $96.5 million as of September 28, 2003 compared to $86.2 million as of December 31, 2002.  Of the increase, $5.2 million was due to weakening of the U.S. dollar in relation to currencies of our foreign subsidiaries.  The remainder was due to a buildup of inventory in Europe as we complete our transition of manufacturing lines to our Brno site and shipments that were anticipated to be shipped at the end of the third quarter that were delayed to the fourth quarter.  Our annualized inventory turnover rate, calculated on a quarterly basis, decreased slightly to 2.2 times for the quarter ended September 28, 2003 compared to 2.3 times for the quarter ended December 31, 2002.

Income taxes receivable increased $12.4 million to $2.9 million at September 28, 2003 compared to income taxes payable of $9.5 million at December 31, 2002.  The increase is due to the timing and amount of estimated payments made and the impact of net operating loss carryforwards.  We anticipate receiving $2.6 million of tax refunds in the fourth quarter of 2003.

Other current assets increased $5.8 million to $11.8 million at September 28, 2003 compared to $6.1 million at December 31, 2002.  Other current assets at September 28, 2003 included a $2.8 million receivable related to hedging activities compared to none at December 31, 2002.  In addition, the increase resulted from a $0.3 million increase in interest receivable, a $0.5 million increase in prepaid rent and $1.1 million of receivables related to our EGSoft acquisition.

Expenditures for property, plant and equipment of $20.8 million in the first thirty-nine weeks of 2003 included $10.1 for our worldwide corporate headquarters and manufacturing site in Hillsboro, Oregon.  The total cost of this facility to date is $26.0 million, with an additional $1.0 to $2.0 million to be spent in the fourth quarter of 2003.  As of September 28, 2003, we have completed our plan to vacate all of our leased facilities in Oregon and have consolidated operations into the newly purchased facilities. Other significant expenditures in the first three quarters of 2003 included application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers, and which capabilities we have expanded over the last two years.  We also invest in equipment for development, manufacturing and testing purposes.  We expect to continue to invest in capital equipment, customer evaluation systems, research and development equipment for applications development and additional manufacturing equipment to complete the transition of manufacturing in the Czech Republic.

Goodwill increased $5.8 million to $38.7 million at September 28, 2003 compared to $32.9 million at December 31, 2002 due to the addition of $5.6 million of goodwill related to our 2003 acquisitions and $0.2 million related to milestone payments made related to our April 24, 2001 Deschutes Corporation acquisition.

Other assets, which include service inventories, capitalized software development costs, debt issuance costs, trademarks, patents, deposits and other long-term assets, increased $6.9 million to $51.8 million at September 28, 2003 compared to $44.9 million at December 31, 2002. Software development costs capitalized were $2.7 million during the thirty-nine weeks ended September 28, 2003.  This increase was offset by $2.2 million of amortization of software development costs during the same period.  We expect to continue to invest in software development as we develop new software for our existing products and new products under development. Debt issuance costs capitalized were $4.8 million during the thirty-nine weeks ended September 28, 2003 and were related to the issuance of $150.0 million in principal amount zero-coupon convertible notes. This increase was offset by the amortization of debt issuance costs totaling $0.8 million and the write-off of $0.7 million of debt issuance costs related to the redemption of $30.0 million of our 5.5% convertible notes in June 2003. Increases to trademarks, patents and other intangible assets, primarily related to our acquisitions in 2003, totaled $3.3 million.

Long-term deferred tax liabilities increased $4.8 million to $12.3 million at September 28, 2003 compared to $7.6 million at December 31, 2002 due to changes in certain timing differences primarily related to fixed assets and intangible balances.

Convertible debt increased $120.0 million to $295.0 million at September 28, 2003 compared to $175.0 million at December 31, 2002 as a result of the issuance of $150.0 million of zero coupon convertible subordinated notes in June 2003, offset by the repurchase of $30.0 million of our 5.5% convertible notes in June 2003.

On June 13, 2003, we issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes.  The interest rate on the notes is zero and the notes will not accrete interest.  The notes are due on June 15, 2023 and are putable to us at the noteholder’s option (in whole or in part) on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount. The notes are also putable to us at the noteholder’s option upon a change of control at a price equal to 100% of the principal amount.  We can redeem the notes (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, or thereafter at a price equal to 100% of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively are subordinated to all indebtedness and other liabilities of our subsidiaries.  The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $4.8 million and is recorded on our balance sheet in other long-term assets and is being amortized over the life of the notes.  The amortization of these costs totals $0.2 million per quarter and is reflected as additional interest expense in our statements of operations.

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

In addition to the purchase of the hedging transactions, we used a portion of the note proceeds to repurchase $30.0 million of our 5.5% convertible subordinated notes due August 2008, at a cost of approximately $31.0 million.  We intend to use the balance of the net proceeds of the offering for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies and the repurchase, redemption or repayment of other existing indebtedness.

We maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the U.S., a $2.7 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in selected foreign countries.  In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $2.6 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At September 28, 2003, we had outstanding standby letters of credit and bank guarantees totaling approximately $6.6 million to secure customer advance deposits.  We also had outstanding at September 28, 2003, $4.8 million of foreign bank guarantees that are secured by cash balances.  At September 28, 2003 a total of $20.3 million was available under these facilities.

We have commitments under non-cancelable purchase orders totaling $12.9 million at September 28, 2003, which expire at various times through the fourth quarter of 2004.

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

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting for multiple revenue-generating activities.  This statement was effective for the quarter ended September 28, 2003.  The adoption of the provisions of this statement did not have a material effect on our financial position, results of operations, or cash flows.

In December 2002, FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  Financial Interpretation No. 45 was effective January 1, 2003.  The adoption of this statement did not have a material effect on our financial position, results of operations, or cash flows.

In January 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Variable interest entities (“VIEs”).  The purpose of Financial Interpretation No. 46 is to improve financial reporting by enterprises involved with variable interest entities by providing for consolidation of such entities.  Financial Interpretation No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We are not currently aware of any involvement in any VIEs and, therefore, the adoption of this statement is not expected to have any effect on our financial position, results of operations, or cash flows.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued by the FASB.  SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this statement did not have a material effect on our financial position, results of operations, or cash flows.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  However, in October 2003, the FASB deferred indefinitely the provisions of SFAS No. 150 that relate to mandatorily redeemable, non-controlling interests.  We do not anticipate any effect on our consolidated results of operations or financial position from the adoption of SFAS No. 150.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

As noted above, this document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC.  Also note that we provide the following cautionary discussion of risks and uncertainties relevant to our businesses.  These items are factors that we believe could cause our actual results to differ materially from expected and historical results.  Other factors also could adversely affect us.

We cannot be certain that we will be able to compete successfully in our highly competitive industries.

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do. A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor’s capital equipment, the manufacturer generally relies upon that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor’s capital equipment, we expect to experience difficulty selling to that customer for a significant period of time.

Our ability to compete successfully depends on a number of factors both within and outside of our control, including:

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

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to perform in a timely or quality manner could negatively affect revenues.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may be obtained only from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, or Philips ETG, for our supply of mechanical parts and subassemblies and Nu-Way Electronics, Inc. as a sole source for some of our electronic subassemblies. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to supply our requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.

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

As of September 28, 2003, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics NV, owned approximately 25% of our outstanding common stock. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

Customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the stage of the build cycle we have completed. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any succeeding period. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our sales and operating results for a particular fiscal period. We did not have significant order cancellations for the year ended December 31, 2002 or for the thirty-nine weeks ended September 28, 2003.

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

We depend on the data storage, semiconductor and scientific research industries. Cyclicality in these markets may affect our business. Our business depends in large part upon the capital expenditures of data storage, semiconductor and scientific research customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Thirty-Nine Weeks Ended
	September 28, 2003	September 29, 2002
Semiconductor	42%	40%
Data Storage	9%	3%
Scientific Research and Industrial	49%	57%

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

Because significant portions of our operations occur outside the U.S., our revenues are impacted by foreign economic and regulatory environments. For example, we have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 27% of our sales in 2002 and approximately 30% of our sales in the thirty-nine weeks ended September 28, 2003 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future, which could have a material adverse effect on our business, prospects, financial condition and operating results. Our exposure to the business risks presented by Asian economies and other foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

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

Over the thirty-nine weeks ended September 28, 2003, we have been transferring certain of our manufacturing activities from our Peabody, Massachusetts facility to our Hillsboro, Oregon facility and from our Hillsboro, Oregon and Eindhoven, the Netherlands facilities to our Brno, Czech Republic facility.  These transfers are not fully complete.  These transfers might be delayed or suffer other logistical and knowledge transfer problems. As a result, we may not be able to manufacture our tools as well or as quickly as in the past. This would disrupt our sales efforts and customer relationships.

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

Several of our competitors hold patents covering a variety of technologies that may be included in some of our products. In addition, some of our customers may use our products for applications that are similar to those covered by these patents. From time to time, we and our respective customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. To date, none of these allegations has resulted in litigation. Competitors or others may, however, assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

We may also face greater exposure to claims of infringement in the future because PBE is no longer a majority shareholder. As a result of PBE’s reduction of ownership of our common stock in 2001, we will not benefit from most of the Philips patent cross-licenses from which we benefited before that reduction.

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

Our success will depend on the protection of our proprietary rights. In our industry, intellectual property is an important asset that is always at risk of infringement. We will incur costs to obtain and maintain patents and defend our intellectual property. We will rely upon the laws of the United States and of other countries in which we develop, manufacture or sell products to protect our proprietary rights. These proprietary rights, however, may not provide the competitive advantages that we expect, or other parties may challenge, invalidate or circumvent these rights.

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as in the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 59% of our sales from foreign countries in 2002 and approximately 64% in the thirty-nine weeks ended September 28, 2003. If we fail to adequately protect our intellectual property in these countries, it could be easier for our competitors to sell competing products.

Infringement of our proprietary rights by a third party could result in lost market and sales opportunities, as well as increased costs of litigation.

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures.

We have significant indebtedness. At September 28, 2003, we had total convertible long-term debt of approximately $295.0 million.

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

Our ability to pay interest and principal on our debt securities and to satisfy our other debt obligations and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, including factors beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. We believe that cash flow from operations will be sufficient to cover our debt service and other requirements.  If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, however, we may be required to seek to renegotiate the terms of the instruments relating to that indebtedness, seek to refinance all or a portion of that indebtedness or to obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

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

We are exposed to foreign currency exchange rate and interest rate risks that could adversely affect our revenues and gross margins. We are exposed to foreign currency exchange rate risks that are inherent in our sales commitments, anticipated sales, operating expenses and assets and liabilities that are denominated in currencies other than the U.S. dollar. We are also exposed to interest rate risks inherent in our debt and investment portfolios. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could adversely affect our revenues and gross margins.

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts.  The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions.  As of September 28, 2003, the aggregate stated amount of these contracts was $54.4 million.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the translation of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.  Beginning in mid July 2003, however, we entered into various forward exchange contracts to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe.  These contracts have varying maturities through July 4, 2004 and at September 28, 2003, $55.6 million remained outstanding.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of September 28, 2003 would increase by approximately $10.1 million.  The increase in value would be substantially offset by the revaluation of the underlying hedged transactions.

We are not able to eliminate all currency risk through hedging activities and, at times, our hedging activities may not be successful.  In early May 2003, we determined that we inaccurately hedged a foreign currency exposure in Europe during a period of high volatility in the euro against the dollar, which led to a $1.2 million loss when the forward exchange position matured in May 2003.  In response, we modified our review and approval practices to reduce the risk of incorrect hedging transactions in the future.

We have been subject to increased operational costs and other risks because PBE no longer owns a majority of our common stock.

Before our most recent public offering of common stock in May 2001, PBE’s ownership interest in us fluctuated within a few percentage points of 50% of our outstanding shares and PBE and its affiliates provided various services for, and engaged in a variety of transactions with us, some of which were upon terms more favorable to us than otherwise attainable in the general marketplace. As of September 28, 2003, PBE beneficially owned approximately 25% of our common stock. Because PBE is no longer our majority shareholder, some of the tangible and intangible benefits and arrangements previously provided to us by them have terminated and some of these are in the process of being terminated. In the thirty-nine weeks ended September 28, 2003, we paid PBE and its affiliates approximately $0.8 million for certain administrative and other services.

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

•                  Payments by Philips. Under terms of the agreement with Philips, dated December 31, 2000, Philips agreed to pay us up to $6.0 million over a three-year period primarily to reduce the effect of increased pension costs. These payments have been recorded by us as a reduction in costs and operating expenses. We recognized $1.4 million of these payments as a reduction in expense in 2001, $3.7 million of these payments as a reduction in expense in 2002 and $0.7 million of these payments as a reduction in expense in the first three quarters of 2003. These payments terminate as of the earlier of the date of a change in control of us or December 31, 2003.

•                  Research and Development. When PBE had majority control of us, we entered into research and development contracts with Philips’ research laboratories to purchase research and development services. We expect to continue to contract for research and development services from Philips in areas related to our business, but, as a result of PBE’s ownership of our common stock falling below 45% on May 22, 2001, the rates that Philips charges us for research and development have increased. In the thirty-nine weeks ended September 28, 2003, we paid Philips $3.4 million for contract research and development services. Beginning January 1, 2002, the hourly rate for research and development services provided by Philips to us increased by approximately 40%..

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

•                  Facilities Leased from Philips. In the thirty-nine weeks ended September 28, 2003, we paid approximately $0.6 million for sales, service and administrative facilities leased from Philips in countries other than the United States. We do not expect these costs to increase significantly as a result of PBE no longer owning more than 45% of our common stock.

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

We will continue to make significant capital expenditures to expand our operations and to enhance our manufacturing capability so that we keep pace with rapidly changing technologies. The industries in which we operate are characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, therefore, our products could become less attractive to existing and potential new customers. As a result of an emphasis on research and development and technological innovation, our operating costs may increase in the future. During the past few years, the markets for equity and debt securities have fluctuated significantly, especially with respect to technology-related companies, and during some periods offerings of those securities have been extremely difficult to complete. As a result, in the future we may not be able to obtain the additional funds required to fund our operations and invest sufficiently in research and development on reasonable terms, or at all. Such a lack of funds could have a material adverse effect on our business, prospects, financial condition and operating results.

The data storage industry is a relatively new and developing market for us and may not develop as much as we expect.

In the thirty-nine weeks ended September 28, 2003, net sales to the data storage industry accounted for approximately 9% of our total net sales, and we expect sales to this industry to be an important contributing factor to future growth in our total sales. The data storage industry is a newer market for our products than the other markets that we serve and, as a result, involves greater uncertainties. These uncertainties could harm our business, financial condition and results of operations. For example, although we view the data storage market as a growth market, the market may never fully develop as we expect, or alternative technologies or tools may be introduced. In addition, the data storage market recently has experienced a significant amount of consolidation. As a result, our customers in the data storage industry are becoming greater in size and fewer in number, so that the loss of any single customer would have a greater adverse impact upon our results of operations.

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, which could significantly impact our revenues, costs and expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence.  The terrorist attacks that took place in the U.S. on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are largely uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed below, there have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the SEC on March 28, 2003.

Foreign Currency Exchange Risk Mitigation

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts.  The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates.  We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions.  As of September 28, 2003, the aggregate stated amount of these contracts was $54.4 million.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the translation of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.  Beginning in mid July 2003, however, we entered into various forward exchange contracts to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe.  These contracts have varying maturities through July 4, 2004 and at September 28, 2003, $55.6 million remained outstanding.  These contracts are marked to market on a quarterly basis, which resulted in a $0.5 million gain during the third quarter of 2003, which was recorded as other income in our statement of operations for the quarter ended September 28, 2003.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of foreign currency contracts outstanding as of September 28, 2003 would increase by approximately $10.1 million.  The increase in value relating to the forward sale or purchase contracts would be substantially offset by the revaluation of the underlying hedged transactions.

We are not able to eliminate all currency risk through hedging activities and, at times, our hedging activities may not be successful.  In early May 2003, we determined that we inaccurately hedged a foreign currency exposure in Europe during a period of high volatility in the euro against the dollar, which led to a $1.2 million loss when the forward exchange position matured in May 2003.  In response, we modified our review and approval practices to reduce the risk of incorrect hedging transactions in the future.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

On August 11, 2003 at a special meeting of our shareholders, the holders of our outstanding common stock approved an amendment to our Second Amended and Restated Articles of Incorporation, as amended, for the purpose of increasing the number of authorized shares of common stock, no par value, of FEI Company from 45,000,000 shares to 70,000,000 shares by the votes indicated below:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
28,026,481	1,183,064	71,452	—

As of the record date for the special meeting, 32,873,218 shares of common stock were issued and outstanding.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1                                 Third Amended and Restated Articles of Incorporation.

3.2                                 Amended and Restated Bylaws, as amended on April 17, 2003. (1)

4.1                                 Indenture, dated as of June 13, 2003, between FEI and BNY Western Trust Company, a California state chartered banking corporation. (2)

4.2                                 Form of Note. (included in Exhibit 4.1) (2)

4.3                                 Registration Rights Agreement, dated as of June 13, 2003, between FEI and the initial purchasers named therein. (2)

10.1                           Outsourcing Agreement for Managed Services between Atos Origin, Inc. and FEI Company, dated July 1, 2003.

10.2                           Master Agreement for the Acht facility, dated January 14, 2003.(1)

31                                    Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003.

(2)                                  Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 29, 2003.

(b)                                  Reports on Form 8-K

A current report on Form 8-K was furnished to the Securities and Exchange Commission on July 29, 2003 to report financial results for the quarter ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: November 11, 2003	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chief Executive Officer, President and Chairman of the Board of Directors

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance and Acting Chief Financial Officer