Form 10-K
period 2003-12-31
FEI CO
filed 2004-03-15
CIK 914329

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22780

FEI COMPANY
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0621989 (I.R.S. Employer Identification No.)
5350 NE Dawson Creek Drive, Hillsboro, Oregon (Address of principal executive offices)	97124-5793 (Zip Code)
Registrant's telephone number, including area code: 503-726-7500
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($18.77) as reported by the Nasdaq National Market System, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2003), was $305,240,311.

        The number of shares outstanding of the Registrant's Common Stock as of March 1, 2004 was 33,221,079 shares.

Documents Incorporated by Reference

        The Registrant has incorporated by reference into Part III of Form 10-K portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

FEI COMPANY
2003 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

Overview

        We were formed in 1971 and our shares began trading on the Nasdaq National Market in 1995. Our principal executive offices are located at 5350 NE Dawson Creek Drive, Hillsboro Oregon, 97124. Our Internet address is www.feicompany.com. You can obtain copies of our Form 10-K, 10-Q and 8-K reports, and all amendments to these reports, free of charge from on our website as soon as reasonably practicable following our filing of any of these reports with the Securities and Exchange Commission ("SEC"). You can also obtain copies of these reports by contacting investor relations at (503) 726-7500.

        We design, manufacture, market and service products and systems that are used in research, development and manufacturing of very small objects, primarily by providing an understanding of their three-dimensional shape. The majority of our customers work in fields that are classified as nanotechnology, which can be described as the science of characterizing, analyzing and fabricating things smaller than 100 nanometers (a nanometer is one billionth of a meter). We supply tools for nanotechnology.

        Our products are based largely on focused charged particle beam technology. They include transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), focused ion-beam systems ("FIBs"), DualBeam systems that combine a FIB column and a SEM column on a single platform, secondary ion mass spectrometers ("SIMS"), stylus nanoprofilometers ("SNPs") and software systems for semiconductor yield improvement. We also design, manufacture and sell some of the components of electron microscopes and FIBs to other manufacturers. Our products are sold to a geographically diverse base of semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields. The development of our comprehensive suite of products for three dimensional structural process measurement and analysis solutions has been driven by our strong technology base that includes approximately 116 patents in the U.S. and approximately 130 outside of the U.S. and the technical expertise and knowledge base of approximately 334 research and development personnel worldwide. To date, we have a total worldwide installed base of approximately 5,620 systems, which we believe provides a strong foundation for future business.

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

        Particle beam technologies—focused ion beams and electron beams.    The emission of ions, which are positively or negatively charged atoms, or electrons from a source material, is fundamental to many of our products. Particle beams are focused on a sample. The fundamental properties of ion and electron beams permit them to perform various functions. The relatively low mass subatomic electrons interact with the sample and release secondary electrons. When collected, these secondary electrons can provide high quality images at near atomic-level resolution. The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons. Through FIBs the surface can be modified or milled with sub-micron precision by direct action of the ion beam or in combination with gases. Secondary electrons and ions may also be collected for imaging and compositional analysis. Our ion and electron beam technologies provide advanced capabilities and applications when coupled with our other core technologies.

        Beam gas chemistry.    Beam gas chemistry plays an important role in enabling our FIBs to perform many tasks successfully. Beam gas chemistry involves the interaction of the primary ion beam with an injected gas near the surface of the sample. This interaction results in either the deposition of material or the enhanced removal of material from the sample. Both of these processes are critical to optimizing and expanding FIB applications. The semiconductor and data storage markets have growing needs for gas chemistry technologies, and we have aligned our development strategy with the requirements of these industries.

  •
  Deposition: Deposition of materials enables our FIBs to connect or isolate features electrically on an integrated circuit. A deposited layer of metal also can be used before FIB milling to protect surface features for more accurate cross-sectioning or sample preparation.

  •
  Etching: The fast, clean and selective removal of material is the most important function of our FIBs. Our FIBs have the ability to mill specific types of material faster than other surrounding material. This process is called selective etching and is used to enhance image contrast or aid in the modification of various structures.

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

Products and Markets

        We employ our core technologies in four product segments:

  •
  Microelectronics products include DualBeams, FIBs, SNPs and software used in the management of circuit design and manufacturing. Collectively, they accounted for approximately 41% of our net sales in 2003;

  •
  Electron Optics products include SEMs, TEMs and SIMS systems. They accounted for approximately 34% of our net sales in 2003;

  •
  Service performed on our installed base of products, which made up approximately 22% of our net sales in 2003; and

  •
  Components include electron and ion emitters and focusing columns and accounted for approximately 3% of our 2003 net sales.

        For additional information on financial data on our segments, you can also read Note 21 to the consolidated financial statements contained in this report.

        These products and services are sold to three broad sets of customers:

  •
  The Industry and Institute market includes a wide range of corporate and academic research and development facilities and includes customers working on materials research and life sciences research and development. Approximately 50% of our 2003 net sales came from this market;

  •
  The Semiconductor market includes designers and manufacturers of integrated circuits, as well as merchant photomask makers. It accounted for approximately 43% of our net sales in 2003; and

  •
  Data Storage customers include manufacturers of thin film heads used in computer disk drives. They accounted for approximately 7% of 2003 net sales.

Microelectronics Products

        Our microelectronics products include DualBeam systems, FIBs, SNP systems and navigation and yield management software. These products and applications serve customers in all of our markets. DualBeam products are used in the semiconductor industry for defect review and process monitoring, as well as yield improvement and process development tasks for semiconductor fabrication lines and supporting failure analysis laboratories. New products introduced in 2003 expand our three-dimensional metrology capability in semiconductor fabrication lines. Laboratory and in-fab applications include inspecting and evaluating lithography and etch, monitoring metal step coverage, reviewing defects located by a variety of inspection tools, measuring overlay in cross section and preparation of TEM samples for high resolution analysis.

        By precisely focusing a high current-density ion beam, FIBs enable users to remove material and expose defects, edit circuits by depositing new conducting paths or insulating layers, analyze the chemical composition of a sample and view the area being modified, all to sub-micron tolerances. FIB and SNP products are also used to modify and repair photolithography masks used in the manufacture of semiconductors. Other important applications include bit fail map navigation to memory cell arrays and on-wafer TEM sample preparation.

        Our FEI-Knights software product line, acquired in July 2003, includes computer-aided-design (CAD) navigation software that provides computerized interface and navigation software for more than 50 different types of analysis and test equipment, helping chip manufacturers reduce design time and cost. In addition, FEI-Knights markets yield management software that allows customers to collect, correlate, analyze and share manufacturing data to achieve and maintain higher yields.

        We believe our microelectronics products significantly increase the speed and improve the functions of design edit, photolithography mask modification and repair, failure analysis and process monitoring performed by integrated circuit manufacturers, thereby shortening time to market for new generations of integrated circuits and increasing the yield of fabrication lines.

        Our DualBeam products are also used by thin film head manufacturers for three-dimensional metrology to better control the manufacturing process and increase yields. Applications include measurement of write pole critical dimensions to control etch and deposition processes, and measurement of read element features both at the wafer and rowbar ends. Our FIB products are also used to trim the write pole of thin-film heads for prototype purposes, extending the capabilities of the current broad beam etch and other manufacturing equipment.

        In 2003, we introduced a new family of small DualBeam products at significantly lower price points than our earlier products. These products are used in laboratory applications in the semiconductor and data storage markets, and they extend the application of our DualBeam products further into the Industry and Institute market. They provide three-dimensional analysis capability in materials research and life sciences applications which previously only had the two-dimensional information provided by SEMs.

Electron Optics Products

        Our SEMs, TEMs and SIMS systems, which comprise our electron optics products, provide a range of solutions for industrial and research purposes, including structural research, structural biology, structural diagnostics and structural process control. Customers include Industry and Institute clients, consisting of research institutions, universities, drug and biotechnology companies and materials manufacturers, as well as Semiconductor and Data Storage manufacturers. Specific applications include analysis of advanced materials, such as ceramics, metals and composites; determination of viral, cellular and protein structures; and failure analysis, defect analysis, metrology, and determination of implant depth for the semiconductor and data storage industries. Our electron optics products are adaptable and user-friendly because our current products run on Windows NT® operating systems. In addition, modular hardware and software packages permit a basic instrument to be configured to specific requirements and easily reconfigured if requirements change.

        By precisely focusing a high current-density electron beam, our SEMs allow for effective and nondestructive large specimen review, and our current models incorporate advanced electron columns that provide very high image resolution at low voltages. Environmental SEMs, or ESEMs, permit superior resolution at low vacuum pressure, reduced sample charging and use of water vapor to hydrate samples in the vacuum chamber, making these ESEM products particularly well suited for life science and materials research.

        Our TEMs utilize a highly focused beam of electrons which pass directly through the sample of interest, avoiding interactions with bulk specimens which degrade image quality. Our TEMs therefore allow image resolution down to the atomic level, and may include capabilities for electron diffraction, high resolution electron energy loss analysis and electron beam tomography for three-dimensional determination of complex structures. Our 200kV and 300kV TEMs provide atomic resolution imaging for materials science applications, and our 100kV TEMs provide integrated atomic element mapping for life sciences applications.

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

Service Business

        Our systems are sold with installation and scheduled warranty included. Standard warranty on products is 12 months. Occasionally, an extended warranty period is provided. Once the warranty period expires, we offer our customers the opportunity to purchase a service contract to cover planned maintenance and repair of the system while in their facilities. Historically, approximately 85% of our customers purchase a service contract after the warranty period expires. These service contracts are most often for a one-year period, but multiple year service contracts are also occasionally sold. We also provide service on our systems under time and materials billing arrangements. We provide this field service capability through our branches, subsidiaries and representatives located in 42 countries around the world.

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

Research and Development

        Our research and development staff at December 31, 2003 consisted of 334 employees, including scientists, engineers, designer draftsmen, technicians and software developers. We also contract with Philips Research Laboratories for basic research applicable to our FIB and SEM technologies. In 2003, we paid Philips Research Laboratories approximately $4.8 million under these research contracts.

        For more information on Philips research arrangements, see Note 18 of Notes to Consolidated Financial Statements included in Item 8 of this report.

        During 2003, we introduced seven new products, including:

  •
  3-D metrology systems for semiconductor and data storage applications;

  •
  the new family of small DualBeams for applications across all of our markets; and

  •
  a new generation of mask repair tools.

        We believe our knowledge of field emission technology and products incorporating focused ion beams remain critical to our performance in the focused charged particle beam business. In developing new field-emission based products, we have been able to combine our experience with a number of outside resources. Drawing on these resources, we have developed a number of product innovations, including:

  •
  the enhanced etch process to remove metals, insulators and carbon-based materials quickly and accurately during ion milling and to heighten surface contrast for electron imaging;

  •
  an improved high resolution SEM column;

  •
  a process for deposition of insulating layers in integrated circuit modification;

  •
  enhanced processes for wafer mapping and coordination between FIB tools and CAD navigational software;

  •
  improved TEM sample preparation for materials science and biotechnology applications; and

  •
  automatic tomography (3D-image acquisition) for TEM.

        From time to time, we engage in joint research and development projects with some of our customers and other parties. In Europe, our electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs. We periodically have received public funds under Dutch government and European Union-funded research and development programs, the most significant of which is the Micro-Electronics Development for European Applications, or MEDEA, program, which was established in 1997. We also maintain other informal collaborative relationships with universities and other research institutions and we work with several of our customers to evaluate new products. We also engage in research and development programs with various United States governmental agencies. Under these contracts, we must undertake mandated hiring practices and other obligations required of entities contracting with the United States government and failure to satisfy these obligations could result in the loss of these contracts

        The markets into which we sell our principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, we have expended substantial amounts of money on research and development. We generally intend to continue at or above our present level of research and development expenditures and believe that continued investment will be important to our continued ability to address the needs of our customers and to develop additional product offerings. Research and development efforts continue to be directed toward development of next generation product platforms, new ion and electron columns, beam chemistries, system automation and new applications. We believe these areas hold promise of yielding significant new products and existing product enhancements. Research and development efforts are subject to change due to product evolution and changing market needs. Often, these changes cannot be predicted.

Manufacturing

        We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, the Netherlands; Peabody, Massachusetts; Brno, Czech Republic and Munich, Germany. During 2003, we transitioned the assembly of certain products from our operations in the Netherlands to the Czech Republic, and additional manufacturing transfers to the Czech Republic are planned for 2004 as we increase our utilization of this lower-cost facility. Our system manufacturing operations consist largely of final assembly and the testing of finished products. Product performance is documented before these products are shipped. We execute orders using an integrated logistics automation system that controls the flow of goods. We also fabricate electron and ion source materials and manufacture component products at our facility in Oregon.

        Our production schedule generally is based on a combination of sales forecasts and the receipt of specific customer orders. We inspect all components, subassemblies and finished products for compliance with internal and customer specifications. Following assembly, we ship all products in custom protective packaging designed to prevent damage during shipment.

        Although many of the components and subassemblies included in our system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Enabling Technologies Group, B.V. and Sanmina-SCI. In addition, we obtain a significant portion of our component parts from a limited number of suppliers. Neways Electronics N.V. is a sole source for electronic subassemblies that were, until 2000, manufactured at our facilities in Eindhoven. We believe, furthermore, that some of the subcomponents that make up the components and sub-assemblies supplied to us are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to ensure that adequate sources are available to maintain manufacturing schedules. Although we believe we would be able to develop alternate sources for any of the components used in our products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on our operations. We continue to evaluate our existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

Sales, Marketing and Service

        Our sales and marketing staff at December 31, 2003 consisted of approximately 314 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products, which we expect to further expand our microelectronics products and electron optics products markets. Our sales force and marketing efforts are not segmented by product market, but are organized through the following three geographic sales and services divisions: North America, Europe and the Asian-Pacific region.

        We require sales representatives to have the technical expertise and understanding of the businesses of our principal and potential customers to effectively meet the demanding requirements for selling our products. Normally, a sales representative will have the requisite knowledge of, and experience with, our products at the time the sales representative is hired. If additional training is needed, our applications specialists familiarize the sales representative with our products. Our marketing efforts include presentations at trade shows, advertising in trade journals, development of printed collateral materials, customer forums, public relations efforts in trade media and our website. In addition, our employees publish articles in scientific journals and make presentations at scientific conferences.

        In a typical sale, a potential customer is provided with information about our products, including specifications and performance data, by one of our sales representatives. The customer often participates in a product demonstration at our facilities, using samples provided by the customer. The sales cycle for our systems typically ranges from three to 12 months, but can be longer when our customers are evaluating new applications of our technology.

        Our microelectronics products, electron optics products and component products are sold generally with a 12 month warranty, and warranty periods have typically been shorter for used systems. Customers may purchase service contracts for our microelectronics products and electron optics products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the three regions in which we have sales and service divisions. We also contract with independent service representatives for microelectronics products service in Israel and South Korea.

Competition

        The markets for our products are highly competitive. A number of our competitors and potential competitors have greater financial, marketing and production resources than we do. Additionally, markets for our products are subject to constant change, due in part to evolving customer needs. As we respond to this change, the elements of competition as well as specific competitors may change. Moreover, one or more of our competitors might achieve a technological advance that would put us at a competitive disadvantage.

Microelectronics

        Our principal competitors for the sale of microelectronics products include Applied Materials Inc., Seiko Instruments Inc., NP Test, JEOL Ltd., Hitachi, Ltd., KLA-Tencor Corporation, LEO Electron Microscopy Group and Orsay Physics S.A. We believe the key competitive factors in the microelectronics products market are performance, range of features, reliability and price. We believe that we are competitive with respect to each of these factors. We have experienced price competition in the sale of our microelectronics products and believe price may continue to be an important factor in the sale of most models. Intense price competition in the sale of microelectronics products to strategic customers in the past has adversely affected our profit margins.

Electron Optics

        Our competitors for the sale of electron optics products include JEOL USA, Inc., Hitachi, Ltd., and LEO Electron Microscopy, Inc. The principal elements of competition in the electron optics products market are the performance characteristics of the system and the cost of ownership of the system, based on purchase price and maintenance costs. We believe we are competitive with respect to each of these factors, although we have faced increasing pressure on purchase price due to aggressive pricing practices of competitors. Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

Components

        Competitors for our component products include DENKA Denki Kagaku Kogyo Kabushiki Kaisha, Orsay Physics S.A., Eiko Corporation, Topcon Corporation, VG Scientific/VG Microtech, Ionoptika Ltd. and Elionix Inc. Our existing competitors for electron optics products and microelectronics products that manufacture components for their own use also are potential competitors for our component products. We believe our component products have features that allow us to compete favorably with others in this segment of our business.

Services

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

Patents and Intellectual Property

        We rely on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect our proprietary rights. We cannot assure you, however, that any of these intellectual property rights have commercial value or are sufficiently broad to protect the aspect of our technology to which they relate or that competitors will not design around the patents. We own, solely or jointly, approximately 116 patents in the United States. and approximately 130 outside of the United States, including patents we acquired from Koninklijke Philips Electronics N.V., or Philips, pursuant to the Combination Agreement of November 15, 1996 between a Philips affiliate and us and an agreement with Philips effective December 31, 2000. We also own foreign patents corresponding to many of these United States patents. Further, we have licenses for additional patents. Our patents expire over a period of time through the year 2021.

        Several of our competitors hold patents covering a variety of focused ion beam products and applications and methods of use of focused ion and electron beam products. Some of our customers may use our microelectronics products for applications that are similar to those covered by these patents. From time to time we and our customers have received correspondence from competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. Currently, none of these allegations has resulted in litigation. We cannot assure you that competitors or others will not assert infringement claims against us or our customers in the future with respect to current or future products or uses or that any such assertion may not result in costly litigation or require us to obtain a license to intellectual property rights of others. We cannot assure you that licenses will be available on satisfactory terms or at all. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur. As the number and sophistication of focused ion and electron beam products in the industry increase through the continued introduction of new products by us and others, and the functionality of these products further overlaps, manufacturers and users of ion and electron beam products may become increasingly subject to infringement claims.

        We also depend on trade secrets used in the development and manufacture of our products. We endeavor to protect these trade secrets but cannot ensure that we have taken adequate measures to protect these trade secrets.

        We claim trademarks on a number of our products and have registered some of these marks. Use of the registered and unregistered marks, however, may be subject to challenge with the potential consequence that we would have to cease using marks or pay fees for their use.

        Our automation software incorporates software from third-party suppliers, which is licensed to end users along with our proprietary software. We depend on these outside software suppliers to continue to develop automation capacities. The failure of these suppliers to continue to offer and develop software consistent with our automation efforts could undermine our ability to deliver product applications.

Employees

        At December 31, 2003, we had approximately 1,605 full-time, permanent employees and 51 temporary employees worldwide. The permanent and temporary employees included 406 in manufacturing, 334 in research and development, 474 in customer service and 442 in sales and general administration. Some of the 984 employees who are employed outside of the United States are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our United States employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.

Backlog

        We only recognize backlog for firm purchase orders for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. At December 31, 2003, our product and service backlog was $94.1 million and $27.5 million, respectively, compared to $101.4 million and $22.7 million, respectively, at December 31, 2002. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Geographic Revenue and Assets

        The following table summarizes sales by geographic region in 2003 (in thousands):

2003	North America	Europe	Asian- Pacific	Total
Product sales	$86,595	$98,436	$94,851	$279,882
Service sales	41,992	26,051	13,052	81,095

Total sales	$128,587	$124,487	$107,903	$360,977

        Sales to countries which totaled 10% or more of our total sales in 2003 were as follows (dollars in thousands):

2003	Dollar Amount	% of Total Sales
U.S.	$121,145	33.6%
Japan	$49,119	13.6%

        Our long-lived assets were geographically located as follows at December 31, 2003 (in thousands):

U.S.	$158,998
The Netherlands	18,845
Other	15,912

Total	$193,755

Seasonality

        In general, our sales have tended to grow more rapidly from the third to the fourth quarter of the year than in other sequential quarterly periods, primarily because our Industry and Institute customers budget their spending on an annual basis. Correspondingly, the Industry and Institute market has tended to record small declines in revenue from the fourth quarter of one year to the first quarter of the next year. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor and data storage industries.

Where You Can Find More Information

        We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 as amended ("Exchange Act"). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC's Public Reference Room located at 450 Fifth St., NW, Room 1024, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006.

Cautionary Factors That May Affect Future Results

        This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; factors affecting our 2004 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, or anticipated performance of products or services; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

        The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K filed with the SEC. You also should read the section titled "Use of Estimates in Financial Reporting" included in Note 1 of Notes to Consolidated Financial Statements included pursuant to Item 8 in this report. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These items are factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

We operate in highly competitive industries and we cannot be certain that we will be able to compete successfully in such industries.

        The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do, and may price their products very aggressively. A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies on that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor's capital equipment, we expect to experience difficulty selling to that customer for a significant period of time.

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

The loss of one or more of our key customers would result in the loss of significant net revenues.

        A relatively small number of customers account for a large percentage of our net revenues. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.

Because we do not have long-term contracts with our customers, our customers may stop purchasing our products at any time, which makes it difficult to forecast our results of operations and to plan expenditures accordingly.

        We do not have long-term contracts with our customers. Accordingly:

  •
  customers can stop purchasing our products at any time without penalty;

  •
  customers are free to purchase products from our competitors;

  •
  we are exposed to competitive price pressure on each order; and

  •
  customers are not required to make minimum purchases.

        If we do not succeed in obtaining new sales orders from existing customers, our results of operations will be negatively impacted.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.

        Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, and Sanmina-SCI for our supply of mechanical parts and subassemblies and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.

        We rely on a limited number of equipment manufacturers to develop and supply the equipment we use to manufacture our products. The failure of these manufacturers to develop or deliver quality equipment on a timely basis could have a material adverse effect on our business and results of operations. In addition, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

The loss of key management or our inability to attract and retain sufficient numbers of managerial, engineering and other technical personnel could have a material adverse effect on our business and results of operations.

        Our continued success will depend, in part, on our ability to continue to attract and retain key managerial, engineering and technical personnel. In particular, we depend on our Chairman, President and Chief Executive Officer, Vahé A. Sarkissian. The loss of key personnel could have a material adverse effect on our business, prospects, financial condition or results of operations. Our growth will be dependent on our ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult, and we cannot assure you that our recruiting efforts will be successful. In particular, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand and competition for such talent is intense.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

        As of December 31, 2003, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics NV, owned approximately 25% of our outstanding common stock. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

  •
  any merger, consolidation or sale of all or substantially all of our assets;

  •
  the election of members of our board of directors; and

  •
  a change of control.

        In addition to its significant influence, PBE's interests may be significantly different from the interests of other owners of our common stock, holders of our options to purchase common stock and holders of our debt securities.

If our customers cancel or reschedule orders or if an anticipated order for even one of our systems is not received in time to permit shipping during a certain fiscal period, our operating results for that fiscal period may fluctuate and our business and financial results for such period could be materially and adversely affected.

        Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product's stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the stage of the build cycle reached. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We did not have significant order cancellations during the year ended December 31, 2003.

        Our net revenues and results of operations have fluctuated in the past and are likely to fluctuate significantly in the future on a quarterly and annual basis. It is likely that in some future quarter or quarters our results of operations will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

We have long sales cycles for our systems, which may cause our results of operations to fluctuate and could negatively impact our stock price.

        Our sales cycle can be 12 months or longer and is unpredictable. Variations in the length of our sales cycles could cause our net sales, and therefore our business, financial condition, results of operations and cash flows, to fluctuate widely from period to period. These variations could be based on factors partially or completely outside of our control. The factors that could affect the length of time it takes us to complete a sale depend on many elements, including:

  •
  the efforts of our sales force and our independent sales representatives;

  •
  the history of previous sales to a customer;

  •
  the complexity of the customer's manufacturing processes;

  •
  the economic environment;

  •
  the internal technical capabilities and sophistication of the customer; and

  •
  the capital expenditure budget cycle of the customer.

        As a result of these and a number of other factors that could influence sales cycles with particular customers, the period between initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, may vary widely. Our sales cycle typically takes up to 12 months, but sometimes is much longer. Our sales cycle has significantly extended during the recent economic downturn. Our sales cycle also extends in situations where the sale involves developing new applications for a system or technology.

The industries into which we sell our products are cyclical, which may cause our results of operations to fluctuate.

        Our business depends in large part on the capital expenditures of data storage, semiconductor and scientific research customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

Year Ended December 31,	2003	2002	2001
Semiconductor	42.5%	42.2%	43.7%
Data Storage	7.5	3.7	12.7
Industry and Institute	50.0	54.1	43.6

	100.0%	100.0%	100.0%

        The data storage and semiconductor industries are cyclical. These industries have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or more of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. The Industry and Institute market is also affected by overall economic condictions, but is not as cyclical as the semiconductor and data storage markets.

        The global downturn in general economic conditions and in the markets for our customers' products, which began in 2002 and continued into 2003, resulted in a reduction in demand for some of our products. We experienced the effects of the global economic downturn in many areas of our business. During this downturn and any subsequent downturns, we cannot assure you that our sales or margins will not decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development or capital equipment requirements. As such, we may experience gross margin erosion and a decline in our earnings.

Our customers experience rapid technological changes, which requires us to keep pace with such developments and we may be unable to introduce new products on a timely basis.

        The data storage, semiconductor and scientific research industries experience rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends in large part on our ability to develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by competitors could cause a decline in our sales or a loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition resulting in lower margins, which could materially and adversely affect our business, prospects, financial condition and results of operations. Our success in developing, introducing and selling new and enhanced systems depends on a variety of factors, including:

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

        The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers' changing needs and emerging technological trends and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. For example, we have invested significant resources in the development of three dimensional metrology products for semiconductor wafer manufacturing. If 3D metrology is not widely accepted or if we fail to develop products that are accepted by the marketplace, our long-term growth could be diminished. Further, after a product is developed, we must be able to manufacture sufficient volume quickly and at low cost. To accomplish this objective, we must accurately forecast production volumes, mix of products and configurations that meet customer requirements. If we are not successful in making accurate forecasts, our business and results of operations could be significantly harmed.

Because we have significant operations outside of the United States, we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products.

        In 2003, approximately 65% of our revenues came from outside of the United States. Since a significant portion of our operations do occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 30% of our sales in 2003 and approximately 28% of our sales in 2002 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Our exposure to the business risks presented by Asian economies and other foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

  •
  longer sales cycles;

  •
  multiple, conflicting and changing governmental laws and regulations;

  •
  protectionist laws and business practices that favor local companies;

  •
  price and currency exchange rates and controls;

  •
  difficulties in collecting accounts receivable; and

  •
  political and economic instability.

Unforeseen delay or problems in plant consolidation and transfer of manufacturing to Brno may cause us to lose sales or fail to manufacture tools effectively.

        During 2003, we began transferring certain of our manufacturing activities from our Peabody, Massachusetts facility to our Hillsboro, Oregon facility and from our Hillsboro, Oregon and Eindhoven, the Netherlands facilities to our Brno, Czech Republic facility. These transfers might take longer, incur more expense or suffer other logistical and knowledge transfer problems than we expect. As a result, we may not be able to manufacture our tools as well or as quickly as in the past. These delays could disrupt our sales efforts and harm our customer relationships. If we incur increased expenses, our results of operations could be materially adversely affected.

If third parties assert that we violate their intellectual property rights, our business and results of operations may be materially adversely affected.

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

        We also may face greater exposure to claims of infringement in the future because PBE no longer is our majority shareholder. As a result of PBE's reduction of ownership of our common stock in 2001, we no longer receive the benefit of many of the Philips patent cross-licenses that we previously received.

        If we become subject to infringement claims, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, we could suffer a material adverse effect on our business, prospects, financial condition and results of operations.

We may not be able to enforce our intellectual property rights, especially in foreign countries.

        Our success depends in large part on the protection of our proprietary rights. We incur significant costs to obtain and maintain patents and defend our intellectual property. We also rely on the laws of the United States and other countries where we develop, manufacture or sell products to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect, or other parties may challenge, invalidate or circumvent these rights.

        Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 65% of our sales from foreign countries in 2003 and approximately 58% in 2002. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

        Infringement of our proprietary rights could result in lost material sales opportunities and increased litigation costs, both of which could have a material adverse affect on our business, prospects, financial condition and results of operations.

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

        We have significant indebtedness. At December 31, 2003, we had total convertible long-term debt of approximately $295.0 million, which could all become due and payable between June and August 2008.

        The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

  •
  our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

  •
  the dilutive effects on our shareholders as a result of the ability of holders of our convertible notes to convert these notes into an aggregate of 8,456,637 shares of our common stock once certain stock price metrics are met by us;

  •
  a substantial portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

  •
  our substantial leverage may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

        Our ability to pay interest and principal on our debt securities, to satisfy our other debt obligations and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. We believe that cash flow from operations will be sufficient to cover our debt service and other requirements. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, however, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Due to our extensive international operations and sales, we are exposed to foreign currency exchange rate risks that could adversely affect our revenues, gross margins and results of operations.

        A significant portion of our sales and expenses are denominated in currencies other than the United States dollar, principally the euro. As a result, changes in the exchange rate between the United States dollar and foreign currencies can impact our revenues, gross margins, results of operations and cash flows.

        We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions. We had realized and unrealized foreign currency losses on our 2003 transactions of $0.6 million and realized and unrealized losses on these hedges in 2003 totaling $0.6 million, which are both included as a component of other income.

        In addition, beginning in July 2003, we entered into various forward exchange contracts to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe. We mark to market any contracts that are not realized in a given quarter. The realized and unrealized gains related to these contracts totaled $4.7 million in 2003 and are included as a component of other income. Other income may fluctuate significantly on a quarterly basis due to the timing of these hedges and their related accounting treatment. In addition, at times, we will incur mark-to-market gains and losses related to contracts that expire in subsequent periods. Accordingly, the related impact to operating margin may be realized in a different period than the mark-to-market gain or loss. The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges have a bias to protect us as the dollar weakens, but also provide us some flexibility if the dollar strengthens.

        In early May 2003, we determined that we incorrectly hedged a foreign currency exposure in Europe during a period of high volatility in the euro against the dollar, which led to a $1.2 million loss when the forward exchange position matured in May 2003. In response, we modified our review and approval practices to reduce the risk of incorrect hedging transactions in the future. We cannot assure you, however, that such events will not occur again in the future.

The data storage industry is a relatively new and developing market for us and may not develop as quickly or as much as we expect.

        In 2003 and 2002, net sales to the data storage industry accounted for approximately 7% and 4%, respectively, of our total net sales, and we expect sales to this industry to be an important contributing factor to future growth in our total sales. The data storage industry is a newer market for our products than the other markets that we serve and, as a result, involves greater uncertainties. For example, although we view the data storage market as a growth market, the market may never fully develop as we expect, or alternative technologies or tools may be introduced. In addition, the data storage market recently has experienced a significant amount of consolidation. As a result, our customers in the data storage industry are becoming greater in size and fewer in number, so that the loss of any single customer would have a greater adverse impact on our results of operations.

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, which could significantly impact our revenues, expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are largely uninsured for losses and interruptions caused by terrorist acts and acts of war.

Unforeseen environmental costs could impact our future net earnings.

        Some of our operations use substances that are regulated by various federal, state and international laws governing the environment. We could be subject to liability for remediation if we do not handle these substances in compliance with applicable laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when not subject to local government regulations. We will record a liability for environmental remediation and related costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

Item 2. Properties

        Our corporate headquarters is located in a newly purchased facility in Hillsboro, Oregon. This facility totals approximately 180,000 square feet and houses all of our Hillsboro-based activities, including manufacturing, research and development, corporate finance and administration, and sales and marketing.

        We also maintain an administrative, development and manufacturing facility in Eindhoven, the Netherlands, consisting of approximately 154,000 square feet of space. In 2003, we renewed the lease of most of this space through 2017. Under the lease renewal, a portion of the facilities will be renovated and additional space for offices, customer demonstrations, new cleanroom space, and applications and development work will be added over the next two years. This will increase the square footage in Eindhoven to a total of approximately 180,000 square feet. Present lease payments are approximately $171,000 per month. After the renovations and addition of new space, our lease payments will increase by approximately $11,500 per month.

        We maintain a manufacturing and development facility in Brno, Czech Republic. In January 2003, we relocated our operations in Brno to a new facility. The new facility, which consists of approximately 90,000 square feet of space, is leased for approximately $88,000 per month. The lease expires in 2012.

        We lease and occupy approximately 70,000 square feet in Peabody, Massachusetts for administrative, development and manufacturing operations, at a cost of approximately $66,000 per month. We voluntarily relocated out of approximately 22,000 square feet of space in Peabody, Massachusetts and are subleasing that space to a third party for approximately $7,000 less per month than our obligation.

        We lease approximately 16,000 square feet in Sunnyvale, California for development operations, at a cost of approximately $40,500 per month. We lease and occupy approximately 15,000 square feet of space in Munich, Germany for manufacturing SIMS systems. Present lease payments are approximately $17,000 per month.

        We operate sales and service offices in leased facilities in France, Germany, Italy, Japan, the Netherlands, the United Kingdom and the United States, as well as other smaller offices in the other countries where we have direct sales and service operations. In some of these locations, we lease space directly. In other locations, we obtain space through service agreements with affiliates of Philips. We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products. In addition, we believe that if product demand increases, we can use out-sourced manufacturing of spare parts as a means of adding capacity without increasing our direct investment in additional facilities.

Item 3. Legal Proceedings

        As of the date hereof, there is no material litigation pending against us. From time to time, we become party to litigation and subject to claims arising in the ordinary course of our business. To date, these actions have not had a material adverse effect on our financial position, results of operations or cash flows, and although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial position, results of operation or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock trades on The Nasdaq National Market System under the symbol FEIC. The high and low sales prices on the Nasdaq National Market System for the past two years:

2003	High	Low
Quarter 1	$19.85	$13.55
Quarter 2	21.73	15.05
Quarter 3	28.75	18.27
Quarter 4	28.45	20.67
2002	High	Low
Quarter 1	$38.41	$25.10
Quarter 2	35.98	21.06
Quarter 3	27.16	13.70
Quarter 4	19.57	12.34

        The approximate number of beneficial shareholders and shareholders of record at February 27, 2004 was 7,200 and 110, respectively.

        In February 1997 we combined with the electron optics business of Koninklijke Philips Electronics N.V., or Philips, pursuant to a combination agreement between us and a subsidiary of Philips pursuant to which we acquired the Philips Electron Optics business. We issued shares of our common stock to Philips at the time of the combination and agreed to issue additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised. The additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. During 2003, we issued 69,202 shares of our common stock to Philips in connection with this agreement. The shares issued were not registered under the Securities Act of 1933, as amended (the "Act") and the issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. As of December 31, 2003, 198,600 shares of our common stock remain issuable under this agreement.

        There were no cash dividends declared or paid in 2003. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

        Information regarding securities authorized for issuance under equity compensation plans will be included in the proxy statement for our 2004 annual meeting of shareholders under Proposal No. 2 and Proposal No. 3.

Item 6. Selected Financial Data

        The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
IN THOUSANDS (except per share amounts)
	2003	2002	2001	2000	1999
Statement of Operations Data
Net sales	$360,977	$341,381	$376,004	$320,300	$216,152
Cost of sales	215,666	191,568	193,612	183,178	131,143

Gross profit	145,311	149,813	182,392	137,122	85,009
Total operating expenses(1)	131,762	131,199	123,318	100,602	87,524

Operating income (loss)	13,549	18,614	59,074	36,520	(2,515)
Other expense, net(2)	(2,812)	(4,946)	(4,074)	(1,637)	(65)

Income (loss) before income taxes and cumulative effect of change in accounting principle	10,737	13,668	55,000	34,883	(2,580)
Income tax expense	3,543	4,990	22,494	14,073	4,800

Income (loss) before cumulative effect of change in accounting principle	7,194	8,678	32,506	20,810	(7,380)
Cumulative effect of change in accounting principle, net of tax of $4,405	—	—	—	(7,499)	—

Net income (loss)	$7,194	$8,678	$32,506	$13,311	$(7,380)

Basic income (loss) per share before cumulative effect of change in accounting principle	$0.22	$0.27	$1.06	$0.74	$(0.34)

Diluted income (loss) per share before cumulative effect of change in accounting principle	$0.21	$0.26	$1.02	$0.70	$(0.34)

Cumulative effect of change in accounting principle per basic share	$—	$—	$—	$(0.27)	$—

Cumulative effect of change in accounting principle per diluted share	$—	$—	$—	$(0.25)	$—

Basic net income (loss) per share	$0.22	$0.27	$1.06	$0.47	$(0.34)

Diluted net income (loss) per share	$0.21	$0.26	$1.02	$0.45	$(0.34)

Shares used in basic per share calculations	32,930	32,493	30,563	28,091	21,745

Shares used in diluted per share calculations	33,821	33,460	31,986	29,827	21,745

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data
Cash and cash equivalents	$236,488	$167,423	$176,862	$24,031	$11,124
Working capital	440,855	297,539	349,024	91,175	84,957
Total assets	767,340	636,479	607,476	314,823	288,100
Convertible debt	295,000	175,000	175,000	25,674	36,012
Shareholders' equity	354,575	326,925	296,516	168,289	152,577

(1)
Included in 2003 operating expenses is a $1.7 million charge for restructuring and reorganization related to our fourth quarter 2002 and second quarter 2003 restructuring and reorganization plans, plus $1.2 million for the write-off of in-process purchased technology. Included in 2002 operating expenses is a restructuring charge of $5.5 million undertaken to consolidate operations, eliminate redundant facilities and reduce operating expenses, plus a charge of $6.8 million for the proposed merger with Veeco Instruments Inc., which was subsequently cancelled. Included in 2001 operating expenses is a charge of $3.4 million to write off acquired in-process research and development in connection with acquisitions. Included in 1999 operating expenses is a charge of $14.1 million to write off acquired in-process research and development in connection with the acquisition of Micrion Corporation in August 1999 and a restructuring charge of $0.1 million.

(2)
Included in 2003 other expense, net is $3.5 million related to currency and hedging gains. Included in 2001 other expense, net is a valuation charge of $3.7 million to adjust the carrying value of our cost method investment in Surface/Interface to reflect the price we paid to acquire the rest of Surface/Interface in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Products

        We are a leading supplier of products that enable research, development and the manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services. Our products and systems include hardware and software for focused ion beam, or FIB, equipment, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine an FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS systems, and stylus nanoprofilometry imaging systems or SNP systems. TEMs, SEMs and SIMS systems collectively comprise our electron optics segment products. FIBs, SNP products and DualBeam products collectively comprise our microelectronics segment products.

Summary of 2003 Operations

        We focused on growing our revenues and improving our product mix during 2003. The fourth quarter of 2003 was the largest revenue quarter in our history. We introduced seven new products during 2003 and completed three acquisitions to strengthen our competitive position.

        2003 was also characterized by significant fluctuations in the United States dollar against foreign currencies, especially the euro. We mitigated the effects of currency fluctuations by instituting a hedging program that not only hedged specific cash, receivables and payables balances, but also certain manufacturing and operating expenses in Europe. In addition, we continued to transition certain manufacturing and other operations and the related supply chains to lower cost countries, including to our manufacturing site in Brno.

Acquisitions in 2003

        On July 15, 2003, we purchased the CAD Navigation and Yield Management Software product lines of the EGSoft division ("EGSoft") of Electroglas, Inc. ("Electroglas"). We paid Electroglas $6.1 million and assumed certain liabilities in exchange for the product lines.

        Also on July 15, 2003, we purchased substantially all of the assets and assumed certain liabilities of LMC Instrument Corp., dba Revise ("Revise"), a developer and manufacturer of laser-based tools for the microelectronics and micro-machining industries. The purchase price was $4.0 million.

        On November 26, 2003, we purchased Emispec Systems, Inc. ("Emispec"), a developer of software for TEM automation and tomography, to further accelerate our TEM software development capabilities. We paid $6.1 million and assumed certain liabilities in exchange for existing technology and certain other assets.

        For additional information regarding these acquisitions, see Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Prospects for 2004

        For 2004, we expect that our financial results will continue to be affected by the health and capital spending of the semiconductor industry, the emergence of nanotechnology research markets, competition and associated pricing pressures in all markets, customer adoption of our new DualBeam and small DualBeam products, material cost and our ability to mitigate the impact of fluctuations in currency exchange rates.

Results of Operations

        The following table sets forth our statement of operations data as a percentage of net sales.

	Year Ended December 31,(1)
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.7	56.1	51.5

Gross profit	40.3	43.9	48.5
Research and development	12.8	12.4	11.0
Selling, general and administrative	21.5	21.0	19.0
Merger costs	—	2.0	—
Amortization of purchased technology	1.4	1.4	1.8
Purchased in-process research and development	0.3	—	0.9
Restructuring and reorganization costs	0.5	1.6	—

Operating income	3.8	5.5	15.7
Other expense, net	0.8	1.5	1.1

Income before income taxes	3.0	4.0	14.6
Income tax expense	1.0	1.5	6.0

Net income	2.0%	2.5%	8.6%

(1)
Amounts may not add due to rounding.

        Net sales increased 5.7% to $361.0 million in 2003 compared to $341.4 million in 2002. This increase primarily resulted from increases in sales from our Microelectronics and Service segments. Sales in the Asian-Pacific and European regions were also stronger in 2003 compared to 2002.

        Net sales decreased 9.2% to $341.4 million in 2002 compared to $376.0 million in 2001. This decrease primarily resulted from decreased sales in our Microelectronics and Components segments. Sales in the North American and European regions were also weaker in 2002 compared to 2001.

Net Sales by Segment

        Net sales include sales in our microelectronics, electron optics, components and service segments. Sales by segment (in thousands) and as a percentage of total sales were as follows:

	Year Ended December 31,
	2003		2002		2001
Microelectronics	$146,199	40.5%	$128,549	37.7%	$168,482	44.8%
Electron Optics	123,927	34.3%	134,700	39.4%	136,720	36.4%
Components	9,756	2.7%	10,328	3.0%	15,317	4.1%
Service	81,095	22.5%	67,804	19.9%	55,485	14.7%

Microelectronics

        The net increase in microelectronics sales in 2003 compared to 2002 was primarily a result of increased demand for new products, combined with some improvement in demand for existing products directed at the semiconductor and data storage equipment business. Total unit shipments increased 14% in 2003 compared to 2002. The increased demand for new products in 2003 was due primarily to strong demand for our small stage DualBeam systems and our metrology systems introduced in mid 2003. Our small DualBeam systems include the Nova product and the Quanta 3D product and our metrology systems include the Certus 3D product, a DualBeam product used for data storage metrology. Our new small DualBeam products, which have a lower price point than our other dual beam products, have made it possible for certain customers to buy a DualBeam product rather than one of our single beam SEM products. Also included in microelectronics sales is $4.1 million of sales resulting from our acquisition of EGSoft on July 15, 2003.

        The decrease in microelectronics sales in 2002 compared to 2001 was attributable to global economic weakness in the semiconductor and data storage markets and resulting decreased demand for our products. Our sales to the data storage market declined significantly in 2002 due to market saturation of the technology offered by our products, which is currently being replaced with new products. In 2002, we shipped 24% fewer systems than in 2001, but the product mix remained about the same in 2002 as in 2001.

Electron Optics

        The decrease in electron optics sales in 2003 compared to 2002 was primarily a result of decreased volumes of both TEM and SEM units and continued pricing pressures from competition in the market place, partially offset by favorable currency exchange gains totaling approximately $13 million. Total electron optics unit shipments decreased by 16% in 2003 compared to 2002. Shifts in product mix towards our lower price point and lower margin units, such as SEMs, negatively affected our sales in 2003 compared to 2002 as did the shift from possible SEM sales to our new small DualBeam microelectronics products.

        The slight decrease in electron optics sales in 2002 compared to 2001 was primarily a result of price pressure in the market place and a decrease in volume, partially offset by a positive currency impact. Total electron optics unit shipments decreased by 4% in 2002 compared to 2001. TEM sales for 2002 decreased $5.5 million, or 7%, on flat unit shipments because of pricing pressure. Sales of our SEM products increased $1.9 million, or 3%, in 2002 compared to 2001 due to continued strong demand for our Quanta SEM products. Sales of our SIMS system product began in 2002 and totaled $1.6 million.

Components

        Our component sales, which comprise only approximately 3% to 4% of our net sales, tend to follow the cyclical pattern of the semiconductor equipment business, which has experienced a significant downturn since 2001. Our component sales were relatively flat in 2003 as compared to 2002, but did increase sequentially in each quarter of 2003.

Service

        Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically for one year. Systems sold to customers that come to the end of their warranty periods lead to a related increase in service contracts. Service contracts in the semiconductor and data storage markets often include increased support and more rapid response times, which carry higher prices, contributing to the overall increase in service revenue in 2003 compared to 2002 and in 2002 compared to 2001.

Sales by Geographic Region

        A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
North America	$128,587	35.6%	$142,591	41.8%	$163,187	43.4%
Europe	$124,487	34.5%	$105,095	30.8%	$118,958	31.6%
Asian-Pacific Region	$107,903	29.9%	$93,695	27.4%	$93,859	25.0%

        The decrease in net sales from the North American region in 2003 compared to 2002 was due to market uncertainty as well as transition for new product introductions. The semiconductor and data storage markets are shifting to more overseas production and investment, which has shifted sales out of North America and into Europe and the Asian-Pacific region. Many United States-based companies are purchasing equipment for delivery overseas. However, the North American economic climate, and the semiconductor industry in particular, did show signs of improvement in the second half of 2003. The North American region was also positively affected in 2003 by $4.1 million of sales resulting from the acquisition of EGSoft on July 15, 2003.

        In the European region in 2003, we experienced significant sales to adopters of our new small DualBeam product Nova. An overall strengthening of European currencies against the United States dollar had an approximately $13.0 million positive impact on net sales in 2003. 2003 was also positively affected by two large microelectronics equipment sales of approximately $5.0 million each for (for defect analysis and mask repair).

        The increase in the Asian-Pacific region in 2003 compared to 2002 was primarily due to an increase in sales in Japan of microelectronics products, especially small DualBeam units. We also realized improved sales in China, which included sales of SEM and TEM electron optics products and certain microelectronic products for the semiconductor industry.

        Net sales decreased in 2002 compared to 2001 across all regions. In North America, the decreased sales were due to depressed demand in the semiconductor and data storage markets. In Europe, the decreased sales were due to decreased demand in the semiconductor market combined with overall price pressure, and were partially offset by increased demand in the industry and institute markets.

Sales by Market

        Sales by market and as a percentage of total sales were as follows (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
Semiconductor	$153,444	42.5%	$143,930	42.2%	$164,165	43.7%
Data Storage	$26,954	7.5%	$12,700	3.7%	$47,681	12.7%
Industry and Institute	$180,579	50.0%	$184,751	54.1%	$164,158	43.6%

        Semiconductor sales in 2003 increased by 7% over 2002, primarily due to strength in the laboratory area of this sector in the second half of 2003, where we benefited from the general industry upturn, as well as from sales of our new small DualBeam products. During 2003, we also shipped several high-end defect analysis systems as part of our strategy to move our defect analysis products from the laboratories into production environments. Semiconductor sales in 2002 declined by 12% as compared to 2001, which was attributable to global economic weakness in the semiconductor industry.

        Data storage sales in 2003 increased by 112% over 2002 primarily due to increased sales of our new Certus tool in second half of 2003. The Certus tool offers new metrology capability and improved performance over the prior generation of our data storage metrology tool. We expect that data storage customers will find these enhancements compelling as they move towards ever smaller product geometries and new magnetic recording head architectures. Data storage sales in 2002 declined by 73% as compared to 2001, as customers utilized tools purchased for the then current technology node.

        Industry and institute sales declined by 2% in 2003 compared to 2002, due to pricing pressure. Customers in this market include universities, research institutes and corporate research and development labs. In addition, this market serves life sciences customers who are utilizing pathology and drug research applications of our TEMs and SEMs. Within the industry and institute market, we see opportunity for increased sales related to applications in life sciences and nanotechnology. Also, with the introduction of our small DualBeam products in mid-2003, we were able to penetrate customers who were previously using SEM tools with a broader range of solutions and tools that provide greater gross margins than we can obtain on our SEM products. Industry and Institute sales increased by 13% in 2002 as compared to 2001 due to sales of our DualBeam products.

Gross Margin

        Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2003	2002	2001
Microelectronics	50.4%	52.5%	60.5%
Electron Optics	34.5%	40.7%	47.4%
Components	60.6%	52.0%	50.9%
Service	31.8%	31.3%	22.8%
Overall	40.3%	43.9%	48.5%

        Gross profit and margins were negatively affected in 2003 by the weakening of the United States dollar in relation to the euro and other European currencies. The manufacturing operations for our electron optics products are located in Europe, and, as the dollar has weakened in relation to the euro and Czech koruna, our expenses in these locations have increased, as we have shifted additional manufacturing capabilities to Europe, and our margins have been negatively impacted. In addition, our electron optics segment has experienced pricing pressures from competitors, such as Jeol and Seiko, who have introduced new products into our markets or who have benefited from favorable currency exchange movements in their home countries. Currency issues reduced our overall gross profit by approximately $6.7 million in 2003 and increased our gross profit by approximately $2.1 million in 2002. Currency related issues did not have a material effect on our gross profit in 2001.

        A shift in product mix in 2003, especially within the electron optics segment, to lower margin products, as well as a shift to a greater percentage of our sales being generated by our service segment, have also negatively affected gross margin and gross profit. Service segment gross margins, however, have improved in 2003 compared to 2002 due to continued improved economies of scale from the additional growth in our installed base of systems.

        Gross margin in the microelectronics segment was positively affected in 2003 by the sale of high margin software products acquired when we purchased EGSoft in the third quarter of 2003. These sales increased our overall gross margin by approximately 0.7% in 2003.

        We realized lower gross margins in 2002 compared to 2001 primarily due to a change in our product mix. In general, our microelectronics products carry higher gross margins than our electron optics products and our service business carries lower gross margins than any of our other segments. Microelectronics products decreased to 37.7% of net sales in 2002 from 44.8% of net sales in 2001. Our service segment sales increased to 19.9% of net sales in 2002 from 14.8% of net sales in 2001. Though service segment margins remain well below system margins, service segment gross margins improved in 2002 compared to 2001 due to continued improved economies of scale from the additional growth in our installed base of systems. In 2002, our overall margins were also adversely affected by pricing pressures due to weak market conditions and from competitors who have introduced new products into our markets or who benefited from favorable currency exchange movements in their home countries. We also experienced cost increases in 2002 from some of our larger vendors.

        As part of our overall emphasis on cost reduction, we are continuing to seek lower product manufacturing costs in 2004 by improving our manufacturing and procurement efficiencies through global sourcing and shifting production to more efficient and lower cost manufacturing centers. During 2003, we transitioned the assembly of certain products from our operations in the Netherlands to our new Brno, Czech Republic facility, and additional transfers to the Brno facility are planned for 2004 as we increase our utilization of this lower-cost facility. In addition, we are working on improving our capacity utilization and redesigning certain products with the intent of lowering overall product costs.

Research and Development Costs

        Research and development, or R&D, costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software or enhancements to existing products and software.

        R&D costs were $46.3 million (12.8% of net sales) in 2003 compared to $42.5 million (12.4% of net sales) for 2002 and $41.5 million (11.0% of net sales) for 2001. R&D costs are reported net of subsidies and capitalized software development costs. Subsidies totaled $7.5 million, $5.2 million and $3.1 million, respectively, in 2003, 2002 and 2001. Capitalized software totaled $2.4 million, $5.7 million and $1.8 million, respectively, in 2003, 2002 and 2001. We anticipate that subsidies will decrease by approximately $1.0 million in 2004 compared to 2003 due to contracts that are nearing completion or have recently been completed. However, we anticipate that R&D costs, net of subsidies and capitalized software, will remain relatively constant as a percentage of revenue.

        The weakening of the United States dollar in relation to the euro increased R&D costs in 2003 compared to 2002 by approximately $3.8 million. R&D costs increased an additional approximately $1.5 million in 2003 as a result of our acquisitions of EGSoft and Revise in the third quarter of 2003 and of Emispec in the fourth quarter of 2003. These increases were partially offset by a decrease in 2003 of $1.8 million in material consumption compared to 2002.

        The increase in R&D costs in 2002 compared to 2001 was attributable to investment in the development of product improvements and upgrades, new software systems and new products to broaden the product line offerings of our business segments.

        We anticipate that we will continue to invest in R&D at a similar percentage of revenue for the foreseeable future. Accordingly, as revenues increase, we currently anticipate that R&D expenditures will also increase. However, actual future spending will depend on market conditions.

Selling, General and Administrative Costs

        Selling, general and administrative, or SG&A, costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs include sales commissions paid to our employees as well as to our agents.

        SG&A costs were $77.5 million (21.5% of net sales) in 2003, $71.5 million (21.0% of net sales) in 2002 and $71.6 million (19.0% of net sales) in 2001.

        The weakening of the United States dollar in relation to the euro increased SG&A costs in 2003 compared to 2002 by approximately $4.6 million. The increase in 2003 also includes costs for moving and temporarily maintaining duplicate facilities related to our transition from leased facilities to our new Hillsboro facility, which totaled approximately $0.7 million. SG&A costs increased approximately $1.9 million in 2003 due to our acquisitions of EGSoft, Revise and Emispec and increased $0.6 million due to increased sales commissions, which resulted from increased sales. These increases were partially offset by cost containment programs initiated in the fourth quarter of 2002 and throughout 2003. In addition, we were able to reduce our expenditures in the areas of travel, consulting fees, supplies and other miscellaneous corporate related charges in 2003 as compared to 2002. For additional information, please also read the section under the heading Restructuring and Reorganization Costs below.

        The increase in SG&A costs as a percentage of sales in 2002 compared to 2001 was primarily attributable to the ratio effect of lower sales volumes in 2002 and the fact that many SG&A costs are fixed or semi-fixed rather than variable in nature.

Merger Costs

        During 2002, $6.8 million of legal, accounting and investment banking costs were incurred and expensed in connection with our proposed merger with Veeco. In January 2003, the proposed merger was terminated by mutual agreement of the parties. There were no merger related expenses in 2003.

Amortization of Purchased Technology

        Amortization of purchased technology increased to $1.4 million per quarter in the third quarter of 2003 compared to $1.2 million per quarter in the first two quarters of 2003 and in all of 2002 due to the acquisition of EGSoft and Revise during the third quarter of 2003 and Emispec in the fourth quarter of 2003. Our purchased technology balance at December 31, 2003 was $27.1 million and current amortization of purchased technology is approximately $1.5 million per quarter, which could increase if we acquire additional technology in the coming year.

        In addition to the amortization of purchased technology, 2001 also includes $3.1 million of amortization of goodwill, which, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," that was adopted on July 2, 2001, is no longer amortized effective January 1, 2002. Under SFAS No. 142, amortization has been replaced with a periodic impairment test for goodwill.

Purchased In-Process Research and Development

        The $1.2 million of purchased in-process research and development in 2003 relates to the write-off of certain in-process technology purchased in connection with the acquisition of EGSoft and Revise in the third quarter of 2003. The EGSoft acquisition in-process research and development relates to next generation CAD Navigation software. This software was approximately 55% complete upon acquisition, and we expect it to be ready for market in late 2004. The Revise acquisition in-process research and development relates to laser technology to take core samples from silicon. This project was approximately 50% complete upon acquisition, and we also expect it to be complete in late 2004.

        The $3.4 million of purchased in-process research and development in 2001 relates to two projects acquired through our purchase of Deschutes Corporation. Neither of these projects had been proven technologically feasible or had generated revenue or cost savings as of the date of the acquisition.

        The first project concerned image engine technology that could be applied to certain of our existing FIB products and improve the performance and reliability of these products. This development project was approximately 56% complete and was assigned an estimated fair value of $0.4 million at the date of acquisition. This project was completed in 2002 at a cost of approximately $0.5 million. The image engine project technology is being utilized in certain of our current products.

        The second project concerned the development of a new metrology tool with wafer handling capability. This project was approximately 21% complete and was assigned an estimated fair value of $3.0 million at the date of acquisition. This project was completed in 2002 at a cost of approximately $1.5 million. We shipped our first products utilizing this technology in early 2003.

Restructuring and Reorganization Costs

Restructuring and Reorganization Summary

        The restructuring charges for both the fourth quarter 2002 and the second quarter 2003 plans are based on estimates that are subject to change. Workforce related charges could change because of shifts in timing, redeployment or changes in amounts of severance and outplacement benefits. Facilities charges could change due to changes in sublease income. Our ability to generate sublease income is dependent upon lease market conditions at the time we negotiate the sublease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

        As a result of restructuring and other cost reduction efforts, as of December 31, 2003, we had reduced operating expenses and materials costs by approximately $9.0 million to $10.0 million per year compared to expense levels at the end of 2002. These cost reductions, however, were offset by increased costs due to foreign currency fluctuation, increased salary costs (primarily in Europe), increased insurance expense, increased costs due to redundant operations while we transition manufacturing lines to the Brno site and consolidate our Hillsboro operations and increased costs due to our acquisitions.

        In addition to the charges in connection with our two restructuring and reorganization plans discussed below, this line item includes costs related to relocating current employees.

Second Quarter 2003 Restructuring and Reorganization

        Our restructuring in 2003 included a workforce reduction of 21 employees, or approximately 1.3% of our worldwide work force. The positions affected included manufacturing, marketing, administrative, field service, research and development and sales personnel. All but one termination was completed in the second quarter of 2003. The remaining position was terminated at the beginning of the fourth quarter of 2003.

        The following table summarizes the charges, write-offs and expenditures related to the second quarter 2003 restructuring charge in thousands:

Year Ended December 31, 2003	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs & Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$610	$(578)	$(32)	$—

Fourth Quarter 2002 Restructuring

        During the fourth quarter of 2002, in response to the continuing global economic downturn, we recorded restructuring and reorganization charges of $5.5 million related to our plan to consolidate operations, reduce excess leased facilities and reduce operating expenses. Costs included in the restructuring charges consist of workforce reductions and other related costs, and facility and leasehold improvement charges related to future abandonment of various leased office and manufacturing sites in North America and Europe.

        As detailed below, in 2003, we recorded additional charges to our 2002 restructuring charge resulting from changes in estimates related to our ability to sublease offices that we had vacated as part of the restructuring. However, we also recorded reductions to the estimated charges due to lower termination costs in Europe due primarily to unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions.

        Our 2002 restructuring plan included the reduction of 145 employees, or 9% of our worldwide work force. The positions affected included manufacturing, marketing, administrative, field service, research and development and sales personnel. During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive. Approximately 40% of the planned reductions were completed in the fourth quarter of 2002 and all but three of the remaining terminations occurred in 2003. These remaining employees are expected to be terminated in 2004. The positions remaining to be terminated as of December 31, 2003 are located throughout Europe.

        Leasehold improvements and facilities charges represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining net book value of leasehold improvements for various buildings located in the United States and Europe. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis when the premises are vacated until the lease contracts expire or the facilities are sub-leased. The majority of these premises were vacated during 2003.

        The following table summarizes the charges, write-offs and expenditures related to the fourth quarter 2002 restructuring charge (in thousands):

Year Ended December 31, 2003	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs & Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$3,333	$—	$(787)	$(1,976)	$570
Abandoned leases, leasehold improvements and facilities	1,869	1,378	(657)	(1,056)	1,534

	$5,202	$1,378	$(1,444)	$(3,032)	$2,104

        Remaining cash expenditures for severance and related charges of approximately $0.6 million are expected to be paid throughout 2004. The current estimate accrued for cash to be paid related to abandoned leases, leasehold improvements and facilities of $1.5 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

Other Income (Expense), Net

        Other income (expense) items include interest income, interest expense, valuation adjustments, and foreign currency gains and losses and other miscellaneous items.

        Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and a shareholder note receivable. Interest income was $4.9 million in 2003, $6.8 million in 2002 and $4.7 million in 2001. The decrease in 2003 compared to 2002 is the result of lower average interest rates, partially offset by increased average cash and investment balances, which was the result of our receipt of net proceeds of $145.9 million from our zero coupon convertible debt offering in June 2003. The average cash and investment balance increased to $286.3 million in 2003 compared to $275.5 million in 2002, and the average interest rate decreased to 1.71% from 2.32%. See Liquidity and Capital Resources below for a discussion of the changes in our cash and investment balances during 2003.

        The increase in interest income in 2002 compared to 2001 was the result of increased cash balances, which were partially offset by lower average interest rates. The increased cash balances in 2002 resulted from a public offering of our common stock in May 2001 and our convertible debt offering in August 2001.

        Interest expense totaled $11.5 million in 2003, $11.1 million in 2002 and $5.6 million in 2001. Interest expense for 2003, 2002 and 2001 primarily relates to our 5.5% convertible debt issued in August 2001. In addition, interest expense in 2003 includes the write-off of $0.7 million of bond issuance costs and $0.8 million for the premium paid on the redemption of $30 million of our 5.5% convertible debt in June 2003. Interest expense in 2002 and 2001 also includes $0.6 million and $1.2 million, respectively, of interest related to borrowings under bank lines of credit and to borrowings from Philips under the Philips credit facility, which was terminated prior to the August 2001 debt offering. Amortization of our remaining convertible debt issuance costs totals $0.4 million per quarter.

        The valuation adjustment of $3.7 million in 2001 represents a charge to earnings resulting from of our purchase in 2001 of the assets of Surface/Interface, Inc. and the resulting adjustment to the carrying value of our previously existing investment in Surface/Interface, Inc.

        Other income and expense consists of foreign currency gains and losses on transactions, hedging contracts and other miscellaneous items. Currency transaction losses totaled $0.6 million in 2003 and $0.3 million in 2002, compared to a gain of $0.8 million in 2001. We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions. We had realized and unrealized losses and on these hedges in 2003 totaling $0.6 million.

        In addition, beginning in July 2003, we entered into various forward exchange contracts to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe. We mark to market any contracts that are not realized in a given quarter. The realized and unrealized gains related to these contracts totaled $4.7 million in 2003.

        There were no other significant items included in 2003, 2002 or 2001. See also Item 7A Qualitative and Quantitative Disclosures about Market Risk below for a discussion of our foreign currency gains and losses and hedging activities.

Income Tax Expense

        Our effective income tax rate was 33.0% in 2003, 36.5% in 2002 and 40.9% in 2001. Our effective tax rate differs from the United States federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of the foreign export benefit, research and experimentation tax credits earned in the United States and other factors. The 2003 effective tax rate decreased compared to the rate for 2002 primarily due to our utilization of foreign net operating losses. The 2002 effective tax rate decreased compared to the rate for 2001 primarily due to tax credits for research and experimentation, which were a higher percentage of pretax income in 2002 compared to 2001.

        In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates in the United States and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the United States governing research and experimentation credits, the foreign export benefit, and other factors. In 2002, the World Trade Organization ruled against the United States tax policies covering United States exports and it is unclear what action, if any, the United States government may take in response to this ruling. We currently anticipate our 2004 effective tax rate to be approximately 35% due to the assumed expiration of the United States foreign export benefit at the end of the first quarter of 2004 and the changing foreign and Unites States mix of our business.

LIQUIDITY AND CAPITAL RESOURCES

        Our sources of liquidity and capital resources as of December 31, 2003 consisted of $300.0 million of cash, cash equivalents and short-term investments, $22.1 million in non-current investments, $20.4 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for the next 12 months and will likely be sufficient to meet our operating needs for the foreseeable future.

        In 2003, cash and cash equivalents increased $69.1 million primarily as a result of $2.7 million provided by operations, $145.9 million of proceeds from the issuance of zero coupon convertible notes, the net maturity or redemption of $20.7 million of investments and marketable securities and $4.6 million from the exercise of employee stock options and employee stock purchases, offset by $29.9 million used for the purchase of property, plant and equipment, $15.8 million used for the acquisition of businesses, $3.1 million used for development of software, $31.4 million used for the repurchase of $30 million of our 5.5% convertible notes and $23.9 million used for the purchase of a convertible note hedge.

        Accounts receivable increased $15.0 million to $103.0 million as of December 31, 2003 from $88.0 million as of December 31, 2002. Of the increase, $10.6 million was due to the weakening of the dollar in relation to currencies of our foreign subsidiaries. The remainder of the increase was due to increased sales in the fourth quarter of 2003 compared to the fourth quarter of 2002. Our days sales outstanding, calculated on a quarterly basis, was 97 days at December 31, 2003 compared to 95 days at December 31, 2002.

        Inventories increased $16.1 million to $102.3 million as of December 31, 2003 compared to $86.2 million as of December 31, 2002. Of the increase, $10.1 million was due to weakening of the United States dollar in relation to currencies of our foreign subsidiaries. The remainder was due to a buildup of inventory in Europe as we complete our transition of manufacturing lines to our Brno site. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.3 times for the quarters ended December 31, 2003 and 2002.

        Other current assets increased $7.1 million to $13.2 million at December 31, 2003 compared to $6.1 million at December 31, 2002. Other current assets at December 31, 2003 included a $4.7 million receivable related to hedging activities compared to none at December 31, 2002.

        Expenditures for property, plant and equipment of $29.9 million in 2003 included $9.4 million for our worldwide corporate headquarters and manufacturing site in Hillsboro, Oregon. The total cost of this facility to date is $26.9 million and, as of December 31, 2003, is substantially complete. As of December 31, 2003, we have completed our plan to vacate all of our leased facilities in Oregon and have consolidated operations into the newly purchased facilities. Other significant expenditures in 2003 included $16.3 million for application laboratory and demonstration systems, which exhibit the capabilities of our equipment to our customers and potential customers, and which capabilities we have expanded over the last two years. We also invest in equipment for development, manufacturing and testing purposes. We expect to continue to invest in capital equipment, customer evaluation systems, research and development equipment for applications development and additional manufacturing equipment to complete the transition of manufacturing to the Czech Republic. Our estimated capital expenditures in 2004 are approximately $20 million, primarily for development and introduction of new products.

        Goodwill increased $8.6 million to $41.4 million at December 31, 2003 compared to $32.9 million at December 31, 2002 due to the addition of $8.4 million of goodwill related to our acquisitions of EGSoft, Revise and Emispec in 2003 and $0.2 million related to milestone payments made related to our 2001 acquisition of Deschutes Corporation (see Note 3 of Notes to Consolidated Financial Statements).

        Other assets, which include service inventories, capitalized software development costs, debt issuance costs, trademarks, patents, deposits and other long-term assets, increased $9.8 million to $54.7 million at December 31, 2003 compared to $44.9 million at December 31, 2002.

        Significant components of other assets are summarized as follows (in thousands):

	Balance at December 31, 2002	Additions	Amortization and write-offs	Balance at December 31, 2003	Current quarterly amortization
Service inventories	$26,768	$211	—	$26,979	n/a
Capitalized software development costs	$9,461	$3,138	$(3,385)	$9,214	$(899)
Debt issuance costs	$4,707	$4,811	$(1,951)	$7,567	$(413)
Trademarks, patents and other intangible assets	$1,001	$4,745	$(482)	$5,264	$(247)

        We expect to continue to invest in software development as we develop new software for our existing products and new products under development. Additions to debt issuance costs resulted from the issuance of $150.0 million in principal amount zero-coupon convertible notes. Amortization and write-offs of debt issuance costs include $0.7 million of debt issuance costs related to the redemption of $30.0 million of our 5.5% convertible notes in June 2003. Increases to trademarks, patents and other intangible assets primarily resulted from our acquisitions in 2003.

        Our convertible debt increased $120.0 million to $295.0 million at December 31, 2003 compared to $175.0 million at December 31, 2002 as a result of the issuance of $150.0 million of zero coupon convertible subordinated notes in June 2003, offset by the repurchase of $30.0 million of our 5.5% convertible notes in June 2003.

        On June 13, 2003, we issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes. The interest rate on the notes is zero and the notes will not accrete interest. The notes are due on June 15, 2023 and are first putable to us at the noteholder's option (in whole or in part) on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount. The notes are also putable to us at the noteholder's option upon a change of control at a price equal to 100% of the principal amount. We can redeem the notes (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, or thereafter at a price equal to 100% of the principal amount. The notes are subordinated to our existing and future senior indebtedness and effectively are subordinated to all indebtedness and other liabilities of our subsidiaries. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $4.8 million and is recorded on our balance sheet in other long-term assets and is being amortized over the life of the notes. The amortization of these costs totals $0.2 million per quarter and is reflected as additional interest expense in our statements of operations.

        The notes are convertible into shares of our common stock upon the occurrence of certain events at an initial conversion price of $27.132 per share (subject to adjustment), or approximately 5.53 million shares if the entire $150.0 million is converted. Upon conversion, we have the option to settle the notes in cash, shares of our common stock, or a combination of cash and shares.

        We used a portion of the net proceeds from the offering to enter into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held at the time the notes were issued by Credit Suisse First Boston International, an affiliate of an initial purchaser of the notes. The hedging transactions may be settled at our option on a net basis and run for a term concurrent with the notes. The warrant held by us offsets the dilution from the conversion of the notes by allowing us to purchase up to 5.53 million shares of common stock at a price of $27.132 per share. The bond hedge creates an upper limit on the cost of the warrant by proportionately reducing the amount of shares deliverable to us under the warrant by the amount that our stock price at the time of conversion exceeds $40.80. These hedging transactions are expected to reduce the potential dilution from the conversion of the notes up to a market price of $40.80 per share. The net cost of the hedging transactions has been included in stockholders' equity in accordance with the guidance in Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        In addition to the purchase of the hedging instruments, we used a portion of the note proceeds to repurchase $30.0 million of our 5.5% convertible subordinated notes due August 2008, at a cost of $30.8 million.

        We maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the United States, a $2.8 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in selected foreign countries. In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the United States and a $2.6 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees. At December 31, 2003, we had outstanding standby letters of credit and bank guarantees totaling approximately $2.8 million to secure customer advance deposits. We also had outstanding at December 31, 2003, $12.8 million of foreign bank guarantees that are secured by cash balances. At December 31, 2003 a total of $20.4 million was available under these facilities.

Contractual Payment Obligations

        A summary of our contractual commitments and obligations as of December 31, 2003 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2004	2005 and 2006	2007 and 2008	2009 and beyond
Convertible Debt	$295,000	$—	$—	$295,000	$—
Letters of Credit and Bank Guarantees	15,624	13,994	1,190	—	440
Purchase Order Commitments	15,762	15,762	—	—	—
Operating Leases	75,424	6,802	12,321	10,622	45,679
Lease Guarantees	2,705	—	—	2,705	—

	$404,515	$36,558	$13,511	$308,327	$46,119

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. In the past, we have restructured from time to time, and this may occur in the future. Restructuring charges taken for exit plans committed to subsequent to December 31, 2002 have been expensed as incurred in accordance with SFAS No. 146.

        In October 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This standard addresses revenue recognition accounting for multiple revenue-generating activities. This statement was effective for the quarter ended September 28, 2003. The adoption of the provisions of this statement did not have a material effect on our financial position, results of operations, or cash flows.

        In December 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. Financial Interpretation No. 45 was effective January 1, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations, or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" (revised December 2003). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN 46 had no effect on our financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations, or cash flows.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on our financial position, results of operations or cash flows.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables in a sales arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The issuance of SAB 104 has not had any impact on our financial position, results of operations or cash flow.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

        Significant estimates underlying the accompanying consolidated financial statements include:

  •
  the timing of revenue recognition;

  •
  the allowance for doubtful accounts;

  •
  valuations of excess and obsolete inventory;

  •
  the lives and recoverability of equipment and other long-lived assets such as goodwill, existing technology intangibles and software development costs;

  •
  restructuring and reorganization costs;

  •
  our ability to recognize tax benefits claimed on our various tax filings or planned filings;

  •
  warranty liabilities; and

  •
  stock-based compensation.

        It is reasonably possible that the estimates we make may change in the future.

Revenue Recognition

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

        Our billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a holdback of 10% to 20% of the total purchase price subject to completion of installation and final acceptance at the customer site. The portion of revenue related to installation and final acceptance, which is 5%, is deferred until such installation and final acceptance are completed.

        We recognize software license revenues in accordance with AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition" or SOP 97-2, as amended by SOP 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. We utilize the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value, and the residual amount of revenue is allocated to the delivered element. We recognize license revenues upon delivery of the software.

        We generally provide consulting and training services on a time and materials basis and provide maintenance and support services under renewable, term maintenance agreements. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally 12 months, and commences from delivery of product. Amounts received prior to services being rendered are recorded as deferred revenue, with recognition commencing upon service delivery.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is estimated based on past collection problems and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in credit quality. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our allowance for doubtful accounts totaled $5.0 million and $4.4 million, respectively, at December 31, 2003 and 2002.

Valuation of Excess and Obsolete Inventory

        Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence. Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service. As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used. Total valuation adjustments to inventory were $3.2 million and $7.6 million, respectively, in 2003 and 2002.

Lives and Recoverability of Equipment and Other Long-Lived Assets

        We evaluate the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.

Goodwill

        Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We perform our annual impairment test in November each year. To perform that test, we compare the carrying value of our business segments to our estimates of the fair value of each of those segments. If the fair value of a business segment is less than its carrying value, we will write down the related goodwill to its implied fair value. We use estimates of future cash flows, discounted to present value, and other measures of fair value to estimate the relative fair value of each of our business segments. It is reasonably possible that our estimates of future cash flows, discount rates and other assumptions inherent in the calculation of the estimated fair value of each business segment will change in the future, which could cause us to write down goodwill at that time. We did not record any goodwill impairment charges in 2003, 2002 or 2001.

Existing Technology Intangible Assets

        Existing technology intangible assets purchased in business combinations, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology. We currently are using amortization periods ranging from 5 to 12 years for these assets. Changes in technology could affect our estimates of the useful lives of such assets. We test our technology intangible assets for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability by comparing the carrying amount to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate. We review the estimated useful lives of the assets on an annual basis. We have not changed estimated useful lives or recognized impairment charges related to our technology intangible assets during 2003, 2002 or 2001.

Software Development Costs

        We capitalize certain software development costs for software expected to be sold independently or within our products. Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets. Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, which is usually 3 years. Changes in technology could affect our estimate of the useful life of such assets.

Restructuring and Reorganization Costs

        Restructuring and reorganization costs are recognized and recorded at fair value as incurred in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Restructuring and reorganization costs include severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites. Changes in our estimates could occur, and have occurred, due to fluctuations in exchange rates, the sublease of unused space, unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions.

Income Taxes

        We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," we record a valuation allowance to reduce deferred tax assets to the amount expected to "more likely than not" be realized in our future tax returns. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. Our net deferred tax assets totaled $29.9 million and $11.4 million, respectively, at December 31, 2003 and 2002.

Warranty Liabilities

        Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and warranty costs fluctuate. Our warranty reserve totaled $10.5 million and $13.6 million, respectively, at December 31, 2003 and 2002. Warranty expense totaled $10.1 million, $11.4 million and $11.4 million, respectively, during 2003, 2002 and 2001.

Stock-Based Compensation

        We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We provide disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied in measuring compensation expense. Compensation expense calculated pursuant to SFAS No. 123 totaled $8.7 million, $7.1 million and $5.1 million, respectively, in 2003, 2002 and 2001.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

        A large portion of our business is conducted outside of the United States through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect the consolidated results of operations and financial position. The major foreign currencies in which we experience periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling. Although for each of the last three years more than 55% of our sales occurred outside of the United States, a large portion of these foreign sales were denominated in United States dollars and euros.

        In addition, because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from sales in that geographic region. Our raw materials, labor and other manufacturing costs are primarily denominated in United States dollars, euros and Czech korunas. This situation negatively affects our gross margins and results of operations when the dollar weakens in relation to the euro or koruna, as was the case in 2003 and 2002. A strengthening of the dollar in relation to the euro or koruna would have a positive effect on our reported results of operations, as was the case in 2001. Movement of Asian currencies in relation to the dollar and euro also can affect our reported sales and results of operations because we derive more revenue than we incur costs from the Asian-Pacific region. In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.

        As a result of an overall weakening of the United States dollar against European currencies and the Japanese yen in 2003 and 2002, net sales were positively affected. As a result of an overall strengthening of the United States dollar against European currencies and the Japanese yen in 2001, our net sales were negatively affected. However, because of the weakening of the United States dollar against European currencies in 2003, and to a smaller extent in 2002, our cost of sales increased more rapidly than our sales.

        Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments increased shareholders' equity and comprehensive income for 2003 and 2002 by $19.3 million and $13.7 million, respectively. Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders' equity would increase by approximately $16.5 million as of December 31, 2003.

Risk Mitigation

Balance Sheet Related

        We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts to reduce the risk that our future cash flows will be adversely affected by changes in exchange rates. We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions. We had realized and unrealized foreign currency losses on our 2003 transactions of $0.6 million and realized and unrealized losses on these hedges in 2003 totaling $0.6 million, which are both included as a component of other income.

Manufacturing and Operating Expense Related

        In addition, beginning in July 2003, we entered into various forward exchange contracts to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe. The foreign exchange hedging structure we have set up has a nine-month horizon. We mark to market any contracts that are not realized in a given quarter. The realized and unrealized gains related to these contracts totaled $4.7 million in 2003 and are included as a component of other income. Other income may fluctuate significantly on a quarterly basis due to the timing of these hedges and their related accounting treatment. In addition, at times, we will incur mark-to-market gains and losses related to contracts that expire in subsequent periods. Accordingly, the related impact to operating margin may be realized in a different period than the mark-to-market gain or loss. The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges have a bias to protect us as the dollar weakens, but also provide us some flexibility if the dollar strengthens.

        As of December 31, 2003, the aggregate stated amount of our outstanding foreign exchange contracts was $95.1 million and they have varying maturities through August 29, 2004.

        Holding other variables constant, if the United States dollar weakened by 10%, the market value of foreign currency contracts outstanding as of December 31, 2003 would increase by approximately $4.7 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, offset again by the revaluation of the transactions being hedged.

        We are not able to eliminate all currency risk through hedging activities and, at times, our hedging activities may not be successful. In early May 2003, we determined that we incorrectly hedged a foreign currency exposure in Europe during a period of high volatility in the euro against the dollar, which led to a $1.2 million loss when the forward exchange position matured in May 2003. In response, we modified our review and approval practices to reduce the risk of incorrect hedging transactions in the future.

        We do not enter into derivative financial instruments for speculative purposes.

Interest Rate Risk

        Our exposure to market risk for changes in interest rates relate primarily to our investments. Since we have no variable interest rate debt outstanding at December 31, 2003, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percentage point increase in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

        As of December 31, 2003, we held cash and cash equivalents of $236.5 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income by approximately $2.4 million assuming our cash and cash equivalent balances at December 31, 2003 remained constant for 2004. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

        As of December 31, 2003, we held short and long-term fixed rate investments of $85.5 million that consisted of corporate notes and bonds and government-backed securities. An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $0.9 million assuming our investment balances at December 31, 2003 remained constant for 2004.

        The following summarizes our investments, weighted average yields and expected maturity dates as of December 31, 2003 (in thousands, except interest rates):

	Maturing in:
	2004	2005	2006	Total
Corporate notes and bonds	$22,166	$15,697	$5,370	$43,233
Weighted average yield	2.88%	2.71%	1.81%	2.68%
Government backed securities	$41,314	$—	$1,001	$42,315
Weighted average yield	1.65%	—	1.33%	1.64%
Total investment securities	$63,480	$15,697	$6,371	$85,548

Fair Value of Fixed Rate Debt

        The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. At December 31, 2003, we had $295.0 million of long-term fixed interest rate debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $303.9 million at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

        Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2003 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Net sales	$85,442	$89,803	$87,995	$97,737
Cost of sales	50,411	52,801	52,709	59,745

Gross profit	35,031	37,002	35,286	37,992
Total operating expenses	30,740	31,223	33,725	36,074

Operating income	4,291	5,779	1,561	1,918
Other income (expense), net	(1,396)	(3,741)	(513)	2,838

Income before taxes	2,895	2,038	1,048	4,756
Income tax expense	1,013	713	367	1,450

Net income	$1,882	$1,325	$681	$3,306

Basic net income per share	$0.06	$0.04	$0.02	$0.10
Diluted net income per share	$0.06	$0.04	$0.02	$0.10
Shares used in basic per share calculations	32,745	32,860	32,974	33,141
Shares used in diluted per share calculations	33,423	33,606	34,074	34,182
2002
Net sales	$84,498	$87,881	$83,809	$85,193
Cost of sales	44,652	47,967	48,604	50,345

Gross profit	39,846	39,914	35,205	34,848
Total operating expenses	29,278	30,873	31,940	39,108

Operating income (loss)	10,568	9,041	3,265	(4,260)
Other expense, net	(1,234)	(1,385)	(1,029)	(1,298)

Income (loss) before taxes	9,334	7,656	2,236	(5,558)
Income tax expense (benefit)	3,407	2,794	817	(2,028)

Net income (loss)	$5,927	$4,862	$1,419	$(3,530)

Basic net income (loss) per share	$0.18	$0.15	$0.04	$(0.11)
Diluted net income (loss) per share	$0.18	$0.15	$0.04	$(0.11)
Shares used in basic per share calculations	32,126	32,341	32,427	32,457
Shares used in diluted per share calculations	33,477	33,411	33,220	32,457

        Included in quarterly total operating expenses are the following charges that affect comparability:

  •
  Restructuring related charges (credits) totaling $1.5 million, $0.8 million and $(0.6) million, respectively, in the second, third and fourth quarters of 2003;

  •
  A $1.2 million charge for in-process research and development in the second quarter of 2003;

  •
  A $5.5 million restructuring charge in the fourth quarter of 2002;

  •
  A $6.8 million charge for the write-off of merger related charges in the fourth quarter of 2002; and

  •
  A $1.1 million and a $2.7 million charge, respectively, in the second and third quarters of 2002 for merger related charges.

        Fluctuations in other income (expense), net, on a quarterly basis, typically result from the timing or amount of realized and unrealized gains and losses on our foreign currency hedging contracts.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
of FEI Company
Hillsboro, Oregon

        We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003.

/s/ DELOITTE & TOUCHE LLP
Portland, Oregon
March 12, 2004

FEI Company and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$236,488	$167,423
Short-term investments in marketable securities	63,480	54,176
Receivables, net of allowances for doubtful accounts of $5,020 and $4,414	103,030	87,993
Current receivable from Accurel	532	1,118
Inventories	102,315	86,224
Deferred tax asset	14,235	18,934
Other current assets	13,155	6,061

Total Current Assets	533,235	421,929
Non-current investments in marketable securities	22,068	52,031
Long-term receivable from Accurel	1,170	2,238
Property and equipment, net of accumulated depreciation of $51,671 and $49,287	69,392	56,702
Purchased technology, net of accumulated amortization of $21,046 and $15,978	27,105	25,863
Goodwill	41,423	32,859
Other assets, net	54,665	44,857

Total Assets	$749,058	$636,479

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$35,422	$35,179
Current account with Philips	4,223	5,629
Accrued payroll liabilities	8,285	8,522
Accrued warranty reserves	10,500	13,631
Deferred revenue	29,963	29,741
Income taxes payable	3,108	9,532
Accrued restructuring, reorganization and relocation	2,104	5,202
Other current liabilities	17,057	16,954

Total Current Liabilities	110,662	124,390
Convertible debt	295,000	175,000
Deferred tax liability	2,662	7,561
Other liabilities	4,441	2,603
Commitments and contingencies
Shareholders' Equity:
Preferred stock—500 shares authorized; none issued and outstanding
Common stock, 70,000 shares authorized; 33,153 and 32,647 shares issued and outstanding	308,509	325,203
Note receivable from shareholder	(1,506)	(1,116)
Accumulated earnings (deficit)	5,504	(1,690)
Accumulated other comprehensive income	23,786	4,528

Total Shareholders' Equity	336,293	326,925

Total Liabilities and Shareholders' Equity	$749,058	$636,479

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Year Ended December 31,
	2003	2002	2001
Net Sales:
Products	$280,920	$267,981	$317,841
Products—related party	(1,038)	5,596	2,678
Service	80,637	67,273	53,936
Service—related party	458	531	1,549

Total net sales	360,977	341,381	376,004
Cost of Sales:
Products	160,374	144,952	150,733
Services	55,292	46,616	42,879

Total cost of sales	215,666	191,568	193,612

Gross Profit	145,311	149,813	182,392
Operating Expenses:
Research and development	46,312	42,483	41,503
Selling, general and administrative	77,463	71,531	71,620
Merger costs	—	6,839	—
Amortization of purchased technology and goodwill	5,069	4,817	6,757
Purchased in-process research and development	1,240	—	3,438
Restructuring and reorganization costs	1,678	5,529	—

Total operating expenses	131,762	131,199	123,318

Operating Income	13,549	18,614	59,074
Other Income (Expense):
Interest income	4,868	6,809	4,662
Interest expense	(11,470)	(11,067)	(5,580)
Valuation adjustment	—	—	(3,718)
Other, net	3,790	(688)	562

Total other expense, net	(2,812)	(4,946)	(4,074)

Income before income taxes	10,737	13,668	55,000
Income tax expense	3,543	4,990	22,494

Net income	$7,194	$8,678	$32,506

Basic net income per share	$0.22	$0.27	$1.06

Diluted net income per share	$0.21	$0.26	$1.02

Shares used in per share calculations:
Basic	32,930	32,493	30,563

Diluted	33,821	33,460	31,986

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Net income	$7,194	$8,678	$32,506
Other comprehensive income:
Foreign currency translation adjustment, zero taxes provided	19,258	13,668	1,128

Comprehensive income	$26,452	$22,346	$33,634

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Shareholders' Equity

For The Years Ended December 31, 2003, 2002 and 2001

(in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Note Receivable From Shareholder
				Accumulated Deficit		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2000	28,489	$222,547	$(1,116)	$(42,874)	$(10,268)	$168,289
Net income	—	—	—	32,506	—	32,506
Employee purchases of common stock through employee stock purchase plan	120	2,065	—	—	—	2,065
Stock options exercised	211	1,553	—	—	—	1,553
Shares issued to Philips for pre-merger options exercised	22	—	—	—	—	—
Shares issued in public offering	3,067	87,994	—	—	—	87,994
PEO Combination resolution (Note 8)	—	(5,000)	—	—	—	(5,000)
Shares issued for acquisitions	194	6,588	—	—	—	6,588
Repurchase of common stock	(50)	(1,009)	—	—	—	(1,009)
Tax benefit of non-qualified stock options exercised	—	2,402	—	—	—	2,402
Translation adjustment	—	—	—	—	1,128	1,128

Balance at December 31, 2001	32,053	317,140	(1,116)	(10,368)	(9,140)	296,516
Net income	—	—	—	8,678	—	8,678
Employee purchases of common stock through employee stock purchase plan	158	2,811	—	—	—	2,811
Stock options exercised	247	2,490	—	—	—	2,490
Shares issued to Philips for pre-merger options exercised	189	—	—	—	—	—
Tax benefit of non-qualified stock options exercised	—	2,762	—	—	—	2,762
Translation adjustment	—	—	—	—	13,668	13,668

Balance at December 31, 2002	32,647	325,203	(1,116)	(1,690)	4,528	326,925
Net income	—	—	—	7,194	—	7,194
Accrual of interest on shareholder note receivable	—	—	(390)	—	—	(390)
Employee purchases of common stock through employee stock purchase plan	222	2,880	—	—	—	2,880
Stock options exercised	215	1,707	—	—	—	1,707
Shares issued to Philips for pre-merger options exercised	69	—	—	—	—	—
Tax benefit of non-qualified stock options exercised	—	2,591	—	—	—	2,591
Convertible note hedge		(23,872)				(23,872)
Translation adjustment	—	—	—	—	19,258	19,258

Balance at December 31, 2003	33,153	$308,509	$(1,506)	$5,504	$23,786	$336,293

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$7,194	$8,678	$32,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,295	13,742	13,194
Amortization	8,523	7,486	9,204
Purchased in-process research and development	1,240	—	3,438
Loss on retirement of fixed assets	19	335	354
Valuation adjustment	—	—	3,718
Non-cash interest income from shareholder note receivable	(390)	—	—
Deferred income taxes	(200)	1,427	(259)
Expenses incurred on redemption of 5.5% convertible note	1,590	—	—
Tax benefit of non-qualified stock options exercised	2,591	2,762	2,402
(Increase) decrease in:
Receivables	(3,338)	(2,700)	1,663
Current account with Accurel	(709)	(1,007)	1,017
Inventories	(1,831)	4,553	(14,560)
Long term receivable from Accurel	69	—	—
Other assets	(7,714)	(16,703)	(4,925)
Increase (decrease) in:
Accounts payable	(1,869)	3,941	(7,056)
Current account with Philips	(1,215)	10,618	(2,135)
Accrued payroll liabilities	561	(5,073)	473
Accrued warranty reserves	(7,453)	(4,361)	1,445
Deferred revenue	(4,195)	(1,728)	8,228
Income taxes payable	(4,321)	(9,750)	7,882
Accrued restructuring and reorganization costs	(2,478)	5,202	—
Other liabilities	2,363	(671)	5,607

Net cash provided by operating activities	2,732	16,751	62,196
Cash flows from investing activities:
Acquisition of property, plant and equipment	(29,871)	(38,413)	(22,122)
Investment in software development	(3,139)	(5,767)	(2,005)
Investment in unconsolidated affiliate	(2,360)	(1,115)	—
Purchase of investments in marketable securities	(104,406)	(230,287)	(118,814)
Redemption of investments in marketable securities	125,065	242,894	—
Acquisition of patents	(933)	(728)	(200)
Acquisition of businesses, net of cash acquired	(15,840)	(1,374)	(1,400)

Net cash used in investing activities	(31,484)	(34,790)	(144,541)
Cash flows from financing activities:
Net repayments of bank lines of credit	(276)	—	(1,534)
Net repayments under credit facility with Philips	—	—	(24,140)
Proceeds from convertible debt offering, net of expenses	145,875	—	169,119
Proceeds from common stock offering, net of expenses	—	—	87,994
Redemption of 5.5% convertible notes	(31,366)	—	—
Purchase of convertible note hedge, net of warrant issued	(23,872)	—	—
Proceeds from exercise of stock options and employee stock purchases	4,587	5,301	3,618
Repurchase of common stock	—	—	(1,009)

Net cash provided by financing activities	94,948	5,301	234,048
Effect of exchange rate changes	2,869	3,299	1,128

Increase (decrease) in cash and cash equivalents	69,065	(9,439)	152,831
Cash and cash equivalents:
Beginning of year	167,423	176,862	24,031

End of year	$236,488	$167,423	$176,862

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        We design, manufacture, market and service products based on focused charged particle beam technology. Our products include transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), focused ion-beam systems ("FIBs") and DualBeam systems that combine a FIB column and a SEM column on a single platform. We also design, manufacture and sell some of the components of electron microscopes and FIBs to other manufacturers.

        We have research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Eindhoven, the Netherlands; Munich, Germany; and Brno, Czech Republic.

        Sales and service operations are conducted in the United States of America ("U.S.") and 28 other countries located throughout North America, Europe and the Asia Pacific Region. We also sell our products through independent agents and representatives in various additional countries. Our products are sold to semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields.

Basis of Presentation

        The consolidated financial statements include the accounts of FEI Company and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Financial Reporting

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates underlying the accompanying consolidated financial statements include:

  •
  the timing of revenue recognition;

  •
  the allowance for doubtful accounts;

  •
  valuations of excess and obsolete inventory;

  •
  the lives and recoverability of equipment and other long-lived assets such as goodwill, existing technology intangibles and software development costs;

  •
  restructuring and reorganization costs;

  •
  our ability to recognize tax benefits claimed on our various tax filings or planned filings;

  •
  warranty liabilities; and

  •
  stock-based compensation.

        It is reasonably possible that the estimates we make may change in the future.

Concentration of Credit Risk

        Instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and receivables. Our investment policy limits investments with any one issuer to five percent or less of the total investment portfolio, with the exceptions of money market funds which may comprise up to 25 percent of the total investment portfolio and securities issued by the U.S. government or its agencies which may comprise up to 100 percent of the total investment portfolio. Our exposure to credit risk concentrations within our receivables balance is limited due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies.

Dependence on Key Suppliers

        Although many of the components and subassemblies included in our system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by one or two suppliers, including Philips Enabling Technologies Group, B.V. and Sanmina-SCI. In addition, we obtain a significant portion of our component parts from a limited number of suppliers. Neways Electronics N.V. is a sole source for electronic subassemblies that were, until 2000, manufactured at our facilities in Eindhoven. We believe some of the components supplied to us are available to the suppliers only from single sources. We monitor those parts subject to single or a limited source supply to ensure that adequate sources are available to maintain manufacturing schedules. Although we believe we would be able to develop alternate sources for any of the components used in our products, significant delays or interruptions in the delivery of components from suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on us. In the ordinary course, we continually evaluate our existing suppliers and potential different or additional suppliers to determine whether changes in suppliers may be appropriate.

Cash and Cash Equivalents

        Cash and cash equivalents include cash deposits in banks, money market funds and other highly liquid marketable securities with maturities of three months or less at the date of acquisition.

Accounts Receivable

        Our bad debt expense and write-offs against our accounts receivable reserve were as follows (in thousands):

Year Ended December 31,	2003	2002	2001
Expense	$559	$672	$1,064
Write-offs	$47	$221	$759

        Write-offs include amounts written off for specifically identified bad debts as well as currency translation gains and losses on the balance.

Investments

        Investments represent marketable debt securities with maturities greater than 90 days at the time of purchase. All such investments are classified as held-to-maturity and, accordingly, are carried at amortized cost on the consolidated balance sheet. Investments with maturities greater than 12 months from the balance sheet date are classified as non-current investments, unless it is probable that such investment will be called by the issuer within the next 12 months; in which case, the investment is classified as current. Non-current investments at December 31, 2003 mature at varying dates through August 2006.

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

Deferred Income Taxes

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

Property, Plant and Equipment

        Land is stated at cost. Buildings and improvements are stated at cost and depreciated over estimated useful lives of approximately 35 years using the straight-line method. Machinery and equipment, including systems used in research and development activities, production and in demonstration laboratories, is stated at cost and depreciated over estimated useful lives of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred.

Purchased Technology

        Purchased technology represents the estimated value of products utilizing technology existing as of the purchase date, discounted to its net present value. Purchased technology is amortized on a straight-line basis over the estimated useful life of the technology, typically 5 to 12 years.

Long-Lived Asset Impairment

        We evaluate the remaining life and recoverability of equipment and other assets that are to be held and used, including purchased technology and other intangible assets with definite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Long-lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell.

Goodwill

        Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted in the first quarter of 2002, goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. We tested our goodwill for impairment in the fourth quarter of 2003 utilizing a discounted cash flows method in accordance with the provisions of SFAS No. 142 in 2003 and determined that no impairment losses were required to be recognized.

        The following table discloses what reported net income would have been in the year ended December 31, 2001, which was prior to the adoption of SFAS No. 142, exclusive of goodwill amortization (including any related tax effects) recognized in that periods (in thousands, except per share amounts):

Net income as reported	$32,506
Add back amortization of goodwill, no tax effect	3,149

Adjusted net income	$35,655

Basic net income per share as reported	$1.06
Adjustment for add back of amortization expense, net of tax effect	0.11

Adjusted basic net income per share	$1.17

Diluted net income as reported	$1.02
Adjustment for add back of amortization expense, net of tax effect	0.09

Adjusted diluted net income per share	$1.11

Software Development Costs

        We capitalize certain software development costs for software expected to be sold independently or within our products. Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets. Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, currently three years. Changes in technology could affect our estimate of the useful life of such assets. Capitalized software totaled $9.2 million and $9.5 million, respectively, at December 31, 2003 and 2002.

Segment Reporting

        Based upon definitions contained within SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," we have determined that we operate in four segments: Microelectronics, Electron Optics, Components and Service. There are no differences between the accounting policies used for our business segments compared to those used on a consolidated basis.

Revenue Recognition

        For products produced according to our published specifications, revenue is recognized when title to the product and the risks and rewards of ownership pass to the customer. For products produced according to a particular customer's specifications, revenue is recognized when the product meets the customer's specifications and when title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue applicable to installation and customer acceptance is recognized upon meeting specifications at the installation site. For new applications of our products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

        Our billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a holdback of 10% to 20% of the total purchase price subject to completion of installation and final acceptance at the customer site. The estimated fair value of revenue related to installation and final acceptance, which is 5%, is deferred until such installation and final acceptance are completed.

        We recognize software license revenues in accordance with AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition" or SOP 97-2, as amended by SOP 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. We utilize the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value, and the residual amount of revenue is allocated to the delivered element. We recognize license revenues upon delivery of the software.

        We generally provide consulting and training services on a time and materials basis and provide maintenance and support services under renewable, term maintenance agreements. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally 12 months, and commences from delivery of product. Amounts received prior to services being rendered are recorded as deferred revenue, with recognition commencing upon service delivery.

Deferred Revenue

        Deferred revenue represents customer deposits on equipment orders, orders awaiting customer acceptance and prepaid service contract revenue. Deferred revenue is recognized in accordance with our revenue recognition policies described above.

Product Warranty Costs

        Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades as a component of cost of sales on our consolidated statements of operations. Our estimate of warranty cost is based on our history of warranty repairs and maintenance. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Historically, these reviews have not resulted in material adjustments to previous estimates. A roll-forward of our warranty liability for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

Balance, December 31, 2000	$15,201
Reductions for warranty costs incurred	(9,999)
Warranties issued	11,443
Adjustments and changes in estimates	—

Balance, December 31, 2001	16,645
Reductions for warranty costs incurred	(14,955)
Warranties issued	11,432
Warranty reserve acquired with Atomika	509
Adjustments and changes in estimates	—

Balance, December 31, 2002	13,631
Reductions for warranty costs incurred	(13,214)
Warranties issued	10,083
Adjustments and changes in estimates	—

Balance, December 31, 2003	$10,500

Research and Development

        Research and development costs are expensed as incurred, except for capitalized software development costs (see above).

In-Process Research and Development

        Technology purchased that has not been proven technologically feasible, nor generated cost savings as of the date of acquisition, is expensed upon purchase.

Advertising

        Advertising costs are expensed as incurred. The amount of advertising expense was $2.2 million in 2003, $2.1 million in 2002 and $1.9 million in 2001.

Computation of Per Share Amounts

        Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings per Share." Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

Year Ended December 31,	2003	2002	2001
Shares used for basic EPS	32,930	32,493	30,563
Dilutive effect of stock options calculated using the treasury stock method	891	967	1,423

Shares used for diluted EPS	33,821	33,460	31,986

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	1,794	1,526	185

Convertible debt	8,457	3,534	3,534

Stock-Based Compensation

        We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25 and its related interpretations, "Accounting for Stock Issued to Employees." We provide disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied in measuring compensation expense.

        No compensation expense has been recognized for stock options granted at fair value on the date of grant or Employee Share Purchase Plan ("ESPP") shares issued at a fifteen percent discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. Had compensation expense for our stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant or issuance, our net income and net income per share would have been reduced to the amounts shown as follows (in thousands, except per share amounts):

Year Ended December 31,	2003	2002	2001
Net income, as reported	$7,194	$8,678	$32,506
Deduct—total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(8,654)	(7,111)	(5,126)

Net income (loss), pro forma	$(1,460)	$1,567	$27,380

Basic net income (loss) per share:
As reported	$0.22	$0.27	$1.06

Pro forma	$(0.04)	$0.05	$0.90

Diluted net income (loss) per share:
As reported	$0.21	$0.26	$1.02

Pro forma	$(0.04)	$0.05	$0.86

        We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

Year Ended December 31,	2003	2002	2001
Risk-free interest rate	1.0%-3.3%	2.0%-3.8%	2.2%-4.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives—2001 Plan	5.6 years	5.2 years	5.1 years
ESPP	6 months	6 months	6 months
Expected volatility	77.1%	73.0%	79.6%

        Using the Black-Scholes methodology, the total value of stock awards and options granted during 2003, 2002 and 2001 was $17.6 million, $17.1 million and $18.4 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of stock awards and options granted during 2003, 2002 and 2001 was $10.12 per share, $18.03 per share and $17.50 per share, respectively.

Foreign Currency Translation

        Assets and liabilities denominated in a foreign currency, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date. Gains and losses resulting from the translation of assets, liabilities and equity are included in accumulated other comprehensive income (loss) on the consolidated balance sheet. Transactions representing revenues, costs and expenses are translated using an average rate of exchange for the period. Realized and unrealized foreign currency transaction gains and losses (excluding hedging activity) are included in the consolidated statements of operations as other income (expense) and aggregated $(0.6) million in 2003, $(0.3) million in 2002 and $0.8 million in 2001.

Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (in thousands):

Year Ended December 31,	2003	2002	2001
Cash paid for interest	$8,800	$10,538	$1,234
Cash paid for income taxes	8,299	11,835	14,673
Issuance of common stock for acquisition of businesses	—	—	6,588
Assumption of debt for acquisition of businesses	276	1,484	5,174
Exchange of finished goods for software license	507	—	—

Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. In the past, we have restructured from time to time, and this may occur in the future. Restructuring charges taken for exit plans committed to subsequent to December 31, 2002 have been expensed as incurred in accordance with SFAS No. 146.

        In October 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This standard addresses revenue recognition accounting for multiple revenue-generating activities. This statement was effective for the quarter ended September 28, 2003. The adoption of the provisions of this statement did not have a material effect on our financial position, results of operations, or cash flows.

        In December 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. Financial Interpretation No. 45 was effective January 1, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations, or cash flows.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" (revised December 2003). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN 46 had no effect on our financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations, or cash flows.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no effect on our financial position, results of operations or cash flows.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables in a sales arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The issuance of SAB 104 has not had any impact on our financial position, results of operations or cash flow.

3.     MERGERS AND ACQUISITIONS

        For each of the acquisitions discussed below, their results of operations are included in the accompanying consolidated financial statements from the date of purchase.

        It is possible that estimates of anticipated future gross revenues, remaining estimated economic lives of products or technologies, or both, which are used to value goodwill, purchased technology, in-process research and development and other intangible assets, may change due to competitive pressures or other factors. We periodically evaluate the remaining economic useful lives and amortization periods for these intangible assets.

        Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances for new information regarding the cost of the acquisition or the settlement of certain liabilities incurred.

        We anticipate that approximately 100% of the goodwill acquired in all of the acquisitions will be deductible for tax purposes over the period of 15 years.

        Pro forma results of operations, both individually and combined for a given year, are not materially different from reported results of operations for all periods presented.

2003 Acquisitions

        On July 15, 2003, we purchased the CAD Navigation and Yield Management Software product lines of the EGSoft division ("EGSoft") of Electroglas, Inc. ("Electroglas"). We paid Electroglas $6.1 million and assumed certain liabilities in exchange for the product lines.

        On July 15, 2003, we also purchased substantially all of the assets and assumed certain liabilities of LMC Instrument Corp., dba Revise ("Revise"), a developer and manufacturer of laser-based tools for the microelectronics and micro-machining industries. The purchase price was $4.0 million.

        On November 26, 2003, we purchased substantially all of the assets and assumed certain liabilities of Emispec Systems, Inc. ("Emispec"), a developer of TEM software. We paid Emispec $6.1 million and assumed certain liabilities in exchange for their existing technology and other assets.

        For these acquisitions, we estimated the fair value of the intangible assets, inventory, and equipment acquired in order to allocate the total purchase price to the assets acquired and liabilities assumed. Intangible assets include existing technology, in-process research and development, trademarks and trade names, non-compete agreements, customer relationships and goodwill. To determine the value of the technology and product lines acquired, we projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections were discounted to a net present value. This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition. For existing technology product lines, the discount rate used was 17 to 22 percent, representing management's estimate of the weighted average cost of capital for the acquired businesses. For research projects on products which had not yet been proven technologically feasible, the discount rate applied was 22 to 27 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

        The existing technology is being amortized over its estimated useful life of 7 to 10 years. Trademarks and trade names and customer relationships are amortized over estimated useful lives of 7 to 15 years, while non-compete agreements are amortized over 2 to 3 years.

        There are no future contingent payouts related to the above acquisitions and no portion of the purchase price was paid with our equity securities. The purchase price and the purchase price allocation for these acquisitions were as follows:

Purchase price:
Cash paid	$16,161
Liabilities assumed	5,275

$21,436

Purchase price allocation:
Cash	$321
Accounts receivable	544
Inventory	536
Other current assets	17
Property and equipment	401
Goodwill	8,412
Purchased technology	6,310
Trademarks and trade names	1,810
In-process research and development	1,240
Customer relationships and non-compete	1,840
Other long-term assets	5

Total assets acquired	21,436
Deferred revenue	2,948
Accrued warranty	92
Other current liabilities	2,134
Other long-term liabilities	101

Total liabilities acquired	5,275

Net assets acquired	$16,161

        The $1.2 million of purchased in-process research and development in 2003 relates to the write-off of certain in-process technology purchased in connection with the EGSoft and Revise acquisitions. The EGSoft acquisition of in-process research and development relates to next generation CAD Navigation software. This software was approximately 55% complete upon acquisition, and we expect it to be ready for market in late 2004. The Revise acquisition in-process research and development relates to laser technology to take core samples from silicon. This project was approximately 50% complete upon acquisition, and we expect it to be complete in late 2004.

2002 Acquisitions

        On June 10, 2002, we purchased all of the assets and assumed certain liabilities of Atomika Instruments GmbH ("Atomika"), a supplier of secondary ion mass spectrometry equipment, in a transaction accounted for under the purchase method. Atomika was under bankruptcy protection at the time of the transaction. The purchase price and the purchase price allocation for this acquisition was as follows:

Purchase price:
Cash paid	$974
Liabilities assumed	1,484

$2,458

Purchase price allocation:
Current assets	$2,406
Equipment	52

$2,458

2001 Acquisitions

        On April 24, 2001, we acquired all of the outstanding common stock of Deschutes Corporation ("Deschutes"), a manufacturer of focused charged particle beam systems, in a transaction accounted for under the purchase method. The original purchase price was $3.0 million. An additional $0.4 million was paid in 2002 and an additional $0.2 million was paid in 2003 upon meeting milestones identified in the purchase agreement.

        On August 13, 2001, we purchased all of the assets and assumed certain liabilities of Surface/Interface, Inc. ("Surface/Interface"), a supplier of stylus nanoprofilometry systems, in a transaction accounted for under the purchase method. The purchase price totaled $12.4 million. Our Chief Executive Officer and members of his family held an ownership interest in Surface/Interface up to the date of the acquisition.

        For each of these acquisitions, we estimated the fair value of the intangible assets, inventory, and equipment acquired in order to allocate the total purchase price to the assets acquired and liabilities assumed. To determine the value of the technology and product lines acquired, we projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections were discounted to a net present value. This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition. For existing technology product lines, the discount rate used was 25 to 30 percent, representing our estimate of the weighted average cost of capital for the acquired businesses. For research projects on products which had not yet been proven technologically feasible, the discount rate applied was 32 to 37 percent, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products. The existing technology is being amortized over its estimated useful life of 5 years.

        The purchase price and the purchase price allocation for these acquisitions were as follows:

Purchase price:
Cash paid	$1,700
Liabilities assumed	5,174
Previous investment and advances	2,515
Value of common stock issued	6,588

$15,977

Purchase price allocation:
Current assets	$531
Equipment	603
Existing technology	9,074
Goodwill	2,016
Other assets	315
In-process research and development	3,438

$15,977

        In-process research and development related to Deschutes consisted of one image engine technology project that could be applied to certain of our existing FIB products to improve the performance and reliability of these products. As of December 31, 2002, the image engine project was complete, and we began using the technology in products that were shipped in 2003.

        In-process research and development related to Surface/Interface consisted of a project for the development of a new metrology tool with wafer handling capability. As of December 31, 2002, the metrology tool project was complete, and we began product shipments in 2003.

4.     INVESTMENTS IN MARKETABLE SECURITIES

        Investments in marketable securities are classified as held-to-maturity based on our intent and ability to hold them to their maturity. As such, they are recorded at their amortized cost. Short-term investments in marketable securities consisted of:

	December 31,
	2003	2002
Corporate notes and bonds	$22,166	$47,142
Government backed securities	41,314	7,034

Short-term investments in marketable securities	$63,480	$54,176

        Non-current investments in marketable securities consisted of:

	December 31,
	2003	2002
Government backed securities	$1,001	$45,318
Corporate notes and bonds	21,067	6,713

Non-current investments in marketable securities	$22,068	$52,031

        Non-current investments at December 31, 2003 mature as to $15.7 million in 2005 and $6.4 million in 2006.

5.     FACTORING OF ACCOUNTS RECEIVABLE

        In the fourth quarter of 2003, we entered into agreements under which we sold $2.4 million of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualify for sales treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Discounts related to the sale of the receivables, which were immaterial in 2003, are recorded on our statement of operations as other expense. No factoring agreements were entered into in 2002.

6.     INVENTORIES

        Inventories consisted of the following (in thousands):

	December 31,
	2003	2002
Raw materials and assembled parts	$37,131	$33,399
Service inventories, estimated current requirements	9,787	10,404
Work-in-process	36,342	30,449
Finished goods	25,525	17,724

	108,785	91,976
Valuation adjustment for excess and obsolete inventory	(6,470)	(5,752)

Total inventories	$102,315	$86,224

Service inventories included in other long-term assets, net	$26,979	$26,768

        We disposed of inventory and charged the cost against the related excess and obsolescence valuation adjustment in the amount of $3.2 million and $7.6 million, respectively, during 2003 and 2002. We also disposed of service inventories and charged the cost against the related excess and obsolescence valuation adjustment in the amount of $5.1 million and $3.1 million, respectively, during 2003 and 2002.

7.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

	December 31,
	2003	2002
Land	$7,755	$7,869
Buildings and improvements	17,517	9,037
Leasehold improvements	2,984	5,582
Machinery and equipment	34,612	36,437
Demonstration systems	40,781	34,047
Other fixed assets	17,414	13,017

	121,063	105,989
Accumulated depreciation	(51,671)	(49,287)

Total property, plant and equipment, net	$69,392	$56,702

8.     GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

        The roll forward of our goodwill is as follows (in thousands):

Year Ended December 31,	2003	2002
Balance, beginning of year	$32,859	$32,497
Goodwill acquired	8,412	—
Adjustments to goodwill due to milestone payments and translation adjustments	152	362
Goodwill written off	—	—

Balance, end of year	$41,423	$32,859

        Adjustments due to translation adjustments result from a portion of our goodwill being recorded on the books of our foreign subsidiaries. Milestone payments relate to payments made related to our Deschutes acquisition.

        At December 31, 2003 and 2002, our other intangible assets included purchased technology, capitalized software and patents, trademarks and other. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

		December 31,
	Amortization Period
		2003	2002
Purchased technology	5 to 12 years	$48,151	$41,841
Accumulated amortization		(21,046)	(15,978)

		$27,105	$25,863

Capitalized software	3 years	$16,950	$14,120
Accumulated amortization		(7,736)	(4,659)

		9,214	9,461
Patents, trademarks and other	2 to 15 years	5,990	1,359
Accumulated amortization		(726)	(244)

		5,264	1,115
Bond issuance costs	5 to 7 years	10,711	5,900
Accumulated amortization		(3,144)	(982)

		7,567	4,918

Total intangible assets included in other long-term assets		$22,045	$15,494

        Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Purchased technology	$6,309	$4,817	$6,757
Capitalized software	3,052	1,740	2,089
Patents, trademarks and other	403	85	81
Bond issuance costs	1,234	843	350

        Amortization is as follows over the next five years (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Bond Issuance Costs
2004	$5,653	$5,650	$815	$1,652
2005	5,653	3,564	745	1,652
2006	5,048	—	708	1,652
2007	3,839	—	597	1,652
2008	3,839	—	569	959
Thereafter	3,073	—	1,830	—

9.     CREDIT FACILITIES

        We maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the U.S., a $2.8 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in selected foreign countries. In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the U.S. and a $2.6 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees. At December 31, 2003, we had outstanding standby letters of credit and bank guarantees totaling approximately $2.8 million to secure customer advance deposits. We also had outstanding at December 31, 2003, $12.8 million of foreign bank guarantees that are secured by cash balances. At December 31, 2003, a total of $20.4 million was available under these facilities.

10.   CONVERTIBLE DEBT

5.5% Convertible Subordinated Notes

        On August 3, 2001, we issued $175.0 million of convertible subordinated notes, due August 15, 2008, through a private placement. The notes are redeemable at our option beginning in 2004. The notes bear interest at 5.5%, payable semi-annually. The notes are convertible into shares of our common stock, at the noteholder's option, at a price of $49.52 per share. On June 13, 2003, we redeemed $30.0 million of the notes at a redemption price of 102.75%. The premium on redemption of $0.8 million is included in our consolidated statement of operations as interest expense. The $145.0 million of currently outstanding notes are convertible into approximately 2.93 million shares of our common stock.

Zero Coupon Convertible Subordinated Notes

        On June 13, 2003, we issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes. The interest rate on the notes is zero and the notes will not accrete interest. The notes are due on June 15, 2023 and are first putable to us at the noteholder's option (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount. The notes are also putable to us at the noteholder's option upon a change of control at a price equal to 100% of the principal amount. We can redeem the notes (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, or thereafter at a price equal to 100% of the principal amount. The notes are subordinated to all previously existing and future senior indebtedness and are effectively subordinated to all indebtedness and other liabilities of our subsidiaries. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $4.8 million and is recorded on our balance sheet in other long-term assets and is being amortized over the life of the notes. The amortization of these costs totals $240,000 per quarter and is reflected as additional interest expense in our statements of operations.

        The notes are convertible into shares of our common stock upon the occurrence of certain events at an initial conversion price of $27.132 per share (subject to adjustment), or approximately 5.53 million shares if the entire $150.0 million is converted. Upon conversion, we have the option to settle the notes in cash, shares of our common stock, or a combination of cash and shares.

11.   CONVERTIBLE NOTE HEDGE AND WARRANT TRANSACTIONS

        We used a portion of the net proceeds from the offering of our zero coupon convertible subordinated notes to enter into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held at the time the notes were issued by Credit Suisse First Boston International, an affiliate of an initial purchaser of the notes. The hedging transactions may be settled at our option on a net basis and run for a term concurrent with the notes. The warrant held by us offsets the dilution from the conversion of the notes by allowing us to purchase up to 5.53 million shares of our common stock at a price of $27.132 per share. The bond hedge creates an upper limit on the cost of the warrant by proportionately reducing the amount of shares deliverable to us under the warrant by the amount that our stock price at the time of conversion exceeds $40.80. These hedging transactions are expected to reduce the potential dilution from the conversion of the notes up to a market price of $40.80 per share. The net cost of the hedging transactions of $23.9 million has been included as a reduction of common stock in shareholders' equity in accordance with the guidance in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

12.   LEASE OBLIGATIONS

        We have operating leases for certain of our manufacturing and administrative facilities that extend through 2018. The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs. The leases generally provide renewal options at current market rates.

        Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.2 million in 2003, $7.5 million in 2002 and $6.4 million in 2001.

        The approximate future minimum rental payments due under these agreements as of December 31, 2003, net of sublease income, are as follows (in thousands):

Year Ending December 31,
2004	$6,802
2005	6,969
2006	5,352
2007	5,306
2008	5,316
Thereafter	45,679

Total	$75,424

13.   INCOME TAXES

        Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$(2,456)	$(2,821)	$11,141
State	(491)	(564)	2,982
Foreign	6,690	9,802	8,187

	3,743	6,417	22,310
Deferred expense (benefit)	(200)	(1,427)	184

Total income tax expense	$3,543	$4,990	$22,494

        The effective income tax rate applied to net income varies from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Tax expense at statutory rates	$3,758	$4,784	$19,250
Increase (decrease) resulting from:
State income taxes, net of federal benefit	322	410	1,637
Foreign taxes, including U.S. export benefit	(973)	469	612
Research and experimentation credit	(100)	(1,273)	(1,985)
Purchased in-process research and development	—	—	1,203
Goodwill amortization	—	—	1,102
Other	536	600	675

	$3,543	$4,990	$22,494

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Accrued liabilities	$352	$1,849
Warranty reserves	488	1,779
Inventory reserves	3,408	3,244
Allowance for bad debts	734	868
Net capital loss carryforwards	1,470	2,763
Revenue recognition	1,349	2,011
Net operating loss carryforwards	10,393	9,107
Foreign jurisdictions	1,785	2,511
Basis difference in equipment	1,369	1,516
Other assets	—	233

Gross deferred tax assets	21,348	25,881
Valuation allowance	—	(3,595)

Net deferred tax assets	21,348	22,286
Deferred tax liabilities:
Capitalized software development costs	(2,645)	(1,466)
Existing technology and other intangibles	(4,786)	(6,726)
Foreign jurisdictions	(167)	(1,263)
Other liabilities	(2,177)	(1,458)

Total deferred tax liabilities	(9,775)	(10,913)

Net deferred tax asset	$11,573	$11,373

        The net change in the total valuation allowance for 2003 was a decrease of $3.6 million. The reduction in the valuation allowance is due to management's determination that we no longer require a valuation allowance against our foreign net operating loss carryforwards.

        At December 31, 2003, we had approximately $22.3 million of net operating loss carryforwards to offset against future income for federal income tax purposes, which expire in 2023, $18.2 million for Oregon state income tax purposes, which expire in 2018, and approximately $1.6 million of foreign net operating loss carryforwards.

        As of December 31, 2003, U.S. income taxes have not been provided for approximately $0.1 million of cumulative undistributed earnings of several non-U.S. subsidiaries because we intend to reinvest these earnings indefinitely in operations outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

        The Internal Revenue Service is conducting an examination of our federal income tax return for the year ended December 31, 2000. We do not expect any changes which would materially increase our liability for income taxes.

14. RESTRUCTURING AND REORGANIZATION

Second Quarter 2003 Restructuring and Reorganization

        Our restructuring in 2003 included a workforce reduction of 21 employees, or approximately 1.3% of our worldwide work force. The positions affected included manufacturing, marketing, administrative, field service, research and development and sales personnel. All but one termination was completed in the second quarter of 2003. The remaining position was terminated at the beginning of the fourth quarter of 2003.

        The following table summarizes the charges, write-offs and adjustments and expenditures related to the second quarter 2003 restructuring charge (in thousands):

Year Ended December 31, 2003	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs & Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$610	$(578)	$(32)	$—

Fourth Quarter 2002 Restructuring

        During the fourth quarter of 2002, in response to the continuing global economic downturn, we recorded restructuring and reorganization charges of $5.5 million related to our plan to consolidate operations, reduce excess leased facilities and reduce operating expenses. Costs included in the restructuring charges consist of workforce reductions and other related costs, and facility and leasehold improvement charges related to future abandonment of various leased office and manufacturing sites in North America and Europe.

        As detailed below, in 2003, we recorded additional charges to our 2002 restructuring charge resulting from changes in estimates related to our ability to sublease offices that we had vacated as part of the restructuring. However, we also recorded reductions to the estimated charges due to lower termination costs in Europe due primarily to unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions.

        This plan included the reduction of 145 employees, or 9% of our worldwide work force. The positions affected included manufacturing, marketing, administrative, field service, research and development and sales personnel. During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive. Approximately 40% of the planned reductions were completed in the fourth quarter of 2002 and all but three of the remaining terminations occurred in 2003. These remaining employees are expected to be terminated in 2004. The positions remaining to be terminated as of December 31, 2003 are located throughout Europe.

        Leasehold improvements and facilities charges represent ongoing contractual lease payments, less estimated proceeds from subleasing activities, and the remaining net book value of leasehold improvements for various buildings located in the United States and Europe. Lease costs for these facilities will be charged against the restructuring accrual on a monthly basis when the premises are vacated until the lease contracts expire or the facilities are sub-leased. The majority of these premises were vacated during 2003.

        The following table summarizes the charges, write-offs and adjustments and expenditures related to the fourth quarter 2002 restructuring charge (in thousands):

Year Ended December 31, 2002	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs & Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$3,660	$(467)	$140	$3,333
Abandoned leases, leasehold improvements and facilities	—	1,869	—	—	1,869

	$-	$5,529	$(467)	$140	$5,202

Year Ended December 31, 2003	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs & Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$3,333	$—	$(787)	$(1,976)	$570
Abandoned leases, leasehold improvements and facilities	1,869	1,378	(657)	(1,056)	1,534

	$5,202	$1,378	$(1,444)	$(3,032)	$2,104

        Remaining cash expenditures for severance and related charges of approximately $0.6 million are expected to be paid throughout 2004. The current estimate accrued for cash to be paid related to abandoned leases, leasehold improvements and facilities of $1.5 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

15. SHAREHOLDERS' EQUITY

        As of December 31, 2003, 5,310,588 shares of common stock were reserved for stock incentive plans.

        On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the "PEO Combination"), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We issued 69,000 shares in 2003, 189,000 in 2002 and 22,000 in 2001 to Philips under this agreement. As of December 31, 2003, 199,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.

        On May 22, 2001, we completed a public offering of 3.1 million shares of our common stock sold by us and 6.1 million shares of our common stock sold by Philips. Proceeds to us, net of underwriting discounts, commissions and offering expenses, totaled $88.0 million. At completion of the offering, Philips' ownership of our common stock was reduced to approximately 8.1 million shares, or 25.6% of our common shares then outstanding, compared with 49.7% ownership prior to the offering.

        On September 18, 2001, we announced a share repurchase program had been approved by our Board of Directors. The program allowed for the purchase of up to 2 million shares of our common stock over a nine-month period ended June 18, 2002. During 2001, we repurchased and retired 50,000 shares at a total cost of $1.0 million. There were no shares repurchased during 2003.

16. STOCK INCENTIVE PLANS

1995 Plan and 1995 Supplemental Plan

        We maintain stock incentive plans for selected directors, officers, employees and certain other parties, which allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses and stock appreciation rights and to sell restricted stock. The 1995 Stock Incentive Plan ("1995 Plan") allows for issuance of a maximum of 6 million shares and the 1995 Supplemental Stock Incentive Plan ("1995 Supplemental Plan") allows for issuance of a maximum of 500,000 shares. The Board of Directors' ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the discretion of the Board of Directors. At December 31, 2003, there were 1,128,859 shares available for grant under these plans and 5,270,186 shares of our common stock reserved for issuance.

        Options are granted under various vesting arrangements, up to a maximum of five years. Options expire after a maximum of ten years. Options outstanding are summarized as follows:

	Options Outstanding (in thousands)	Weighted Average Exercise Price
Balance, December 31, 2000	2,009	$10.79
Options granted	929	27.69
Options exercised	(211)	7.96
Options expired or canceled	(143)	12.58

Balance, December 31, 2001	2,584	16.99
Options granted	790	30.99
Options exercised	(247)	9.56
Options expired or canceled	(156)	22.48

Balance, December 31, 2002	2,971	21.04
Options granted	1,522	16.50
Options exercised	(214)	7.96
Options expired or canceled	(138)	23.75

Balance, December 31, 2003	4,141	$19.95

        Additional information regarding options outstanding as of December 31, 2003 is as follows (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/03	Weighted Average Exercise Price
$6.63–$15.30	1,626	7.05	$11.41	795	$7.66
$15.39–$22.69	899	8.61	18.07	136	20.87
$22.70–$30.00	835	7.49	25.91	382	25.96
$30.06–$39.88	780	8.01	33.55	221	34.34
$40.33	1	7.60	40.33	—	—

$6.63–$40.33	4,141	7.66	$19.95	1,534	$17.24

        At December 31, 2002 and 2001, options covering 1.2 million and 875,000 shares, respectively, were exercisable at weighted average exercise prices of $12.68 and $9.14, respectively.

Employee Share Purchase Plan

        In 1998, we implemented an Employee Share Purchase Plan ("ESPP"). Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of two consecutive six-month purchase periods. The purchase price in a purchase period is set at a 15 percent discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. If the fair market value of a share of stock on a purchase date (other than the final purchase date of an offering period) is less than the fair market value of a share of stock on the offering date of the offering period, the offering period and purchase price are re-set on the first business day subsequent to such purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any 12-month offering period.

        Activity pursuant to the ESPP was as follows:

Year Ended December 31,	Shares Purchased	Weighted Average Purchase Price
2001	120,173	$17.18
2002	157,742	17.79
2003	222,084	13.33

        At December 31, 2003, 40,402 shares of common stock were reserved for issuance under the ESPP.

Restricted Stock Award and Purchase

        On June 25, 1998, in connection with the commencement of his employment with FEI, Vahé Sarkissian, Chairman, President and Chief Executive Officer, was granted a stock bonus of 50,000 shares of our common stock. The stock was valued at $7.41 per share, or $370,000, the fair market value on the date of grant. In conjunction with the grant, we loaned Mr. Sarkissian an amount equal to his federal and state tax liability for the stock bonus. This loan was forgiven at the rate of 20% annually and, at December 31, 2003, had been completely forgiven.

        Also on June 25, 1998, in connection with the commencement of his employment, we sold to Mr. Sarkissian 151,000 shares of our common stock subject to specified restrictions. The purchase price for the shares was $7.41, or $1.1 million, the fair market value on the date of purchase. As of

December 31, 2003, the restrictions on these shares have all been removed. We loaned Mr. Sarkissian the $1.1 million for the purchase of these restricted shares. The loan bears interest at 5.75% and is due June 25, 2005.

17.   EMPLOYEE BENEFIT PLANS

Pension Plans

        Employee pension plans have been established in many foreign countries in accordance with the legal requirements and customs in the countries involved. The majority of employees in Europe, Asia and Canada are covered by defined benefit or defined contribution pension plans. The benefits provided by these plans are based primarily on years of service and employees' compensation near retirement. Employees in the U.S. are covered by a profit sharing 401(k) plan, which is a defined contribution plan.

        Through August 31, 2001, certain of these pension plans were sponsored by Philips. Our share of the cost or benefit under these plans was determined by Philips and allocated to us. In certain countries, the return on invested assets exceeded the cost of the benefits under these Philips pension plans, and we were allocated a portion of the pension income that Philips recognized. Our net pension benefit under these Philips sponsored pension plans was $1.4 million in 2001. Because our employees represented less than 1% of the total active participants in these Philips plans, and because separate pension records were not maintained for each participating company, we did not account for our share of plan assets and obligations within the Philips sponsored plans.

        Effective September 1, 2001, employees who previously participated in the Philips sponsored pension plans were transferred to other pension arrangements. Employees in the Netherlands began participating with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. Pension costs relating to this multi-employer plan were $3.6 million in 2003, $2.9 million in 2002 and $1.1 million in 2001.

        Employees in Europe outside the Netherlands are now covered through a defined contribution plan. Contributions to this plan totaled $116,000 in 2003, $112,000 in 2002 and $18,000 in 2001.

        In certain foreign countries, employees are covered by pension plans under local legal requirements. The total cost of these additional pension plans was $0.5 million in 2003, $0.2 million in 2002 and $0.4 million in 2001. These supplemental pension plans are not funded. A liability for the projected benefit obligations of these supplemental plans of $1.6 million and $1.1 million is included in other non-current liabilities as of December 31, 2003 and 2002, respectively.

Post-Employment Benefits Other Than Pensions

        Most of our employees in the Netherlands are provided group health insurance after retirement. Government based programs in the Netherlands provide this benefit after the normal retirement age of 65. Through December 31, 2002, for employees who elected early retirement at age 62, we continue to be responsible for providing the employer's portion of the health insurance premium until the normal retirement age of 65 is reached. Through August 31, 2001, these benefits in the Netherlands were generally provided under Philips sponsored plans. Based on the number of our employees located in the Netherlands, a charge of approximately $25,000 each year was allocated to us by Philips. Effective September 1, 2001, we are responsible for providing these same post-retirement benefits for certain future early retirees in the Netherlands. We expensed $0.1 million in 2002 for these benefits. Effective January 1, 2003, the multi-employer plan was modified and accepted by the employees, and we will no longer be obligated to provide this benefit to employees electing early retirement after December 31, 2002.

Profit Share Plan

        In 2000, we implemented a Profit Share Plan ("PSP") covering substantially all employees who are not already covered by an incentive compensation plan. The PSP pays employees a share of our profits on a semi-annual basis, subject to approval by our Board of Directors. The total cost of the PSP was $0.2 million in 2003, $1.6 million in 2002 and $3.0 million in 2001.

Profit Sharing 401(k) Plan

        We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100 percent of employee contributions to the 401(k) plan up to one and one half percent of each employee's eligible compensation. In addition, a supplemental match may be approved by the Board of Directors, based on our performance, up to a maximum of an additional three percent of eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $0.8 million in 2003, $0.8 million in 2002 and $1.6 million in 2001 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock.

18.   RELATED-PARTY ACTIVITY

Philips

        On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Philips in a transaction accounted for as a reverse acquisition. Philips received 55% of our then outstanding common stock in the exchange. Philips maintained majority control of us until May 22, 2001, when its ownership was reduced through a secondary public stock offering (see Note 15). The following summarizes the dollar amount of transactions with Philips (in thousands):

	Year Ended December 31, 2003
Amounts Received from Philips
	2003	2002	2001
Reimbursement by Philips of certain pension costs	$979	$3,659	$1,351

Amounts Paid to Philips
Subassemblies and other materials purchased from Philips	$16,638	$27,790	$32,080
Facilities leased from Philips	674	623	1,392
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	880	1,109	4,504
Research and development services provided by Philips	4,849	2,727	3,359
Other services provided by Philips	—	—	111

	$23,041	$32,249	$41,446

        The following paragraphs describe the business transactions and relationships between us and Philips which resulted in the above payments.

Agreement with Philips Effective as of December 31, 2000

        During 2001, we entered into an agreement with Philips effective as of December 31, 2000 (the "Supplemental Agreement") that clarifies certain relationships and transactions between the parties. Certain terms of the agreement became effective May 22, 2001, or 120 days after May 22, 2001, the day Philips' ownership fell below 45% of our outstanding common stock. The agreement addresses, among other things, patents and intellectual property, research and development services, use of the Philips name and trademark, participation in Philips' insurance programs and the Philips credit facility. Under the agreement, we ceased to participate in certain Philips sponsored or administered programs. We continue to purchase certain of these services from Philips and certain other of these services are procured from other suppliers. The cost to procure these services from other suppliers and from Philips subsequent to May 22, 2001 is in excess of the amounts previously paid to Philips. Under terms of the Supplemental Agreement, Philips paid us $6.0 million over a three-year period to reduce the effect of these increased costs. These amounts were recorded as a reduction to operating expenses on our consolidated statements of operations. Philips agreed to the payments as partial reimbursement of an over-funding of our pension liability to the Philips pension plan that was not transferred to us at the time our employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds we were previously receiving from the Philips plan due to the over-funding.

        The Supplemental Agreement resolved a number of issues and transactions between the parties in anticipation of the reduction in Philips' ownership interest below 45%. In connection with the resolution of these issues, we reduced current accounts with Philips and common stock by $5.0 million to adjust the amount of division equity of the Philips electron optics business recorded at the original date of the PEO Combination. This division equity was originally recorded as our common stock in the reverse acquisition accounting treatment of the PEO Combination.

Materials Purchased from Philips

        A substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips Enabling Technologies Group.

Purchases Under Philips Arrangements and Terms

        From time to time, we purchased materials, supplies and services under collective purchase agreements and purchase conditions negotiated by Philips for the benefit of its group of companies. For this service, we paid a fixed annual fee amounting to $111,000 in 2001. These arrangements generally ended after December 31, 2001. We also participated in certain business insurance programs under terms arranged by Philips through May 22, 2001. Effective May 23, 2001, we obtained our own independent business insurance. The benefits to us of these arrangements cannot be calculated precisely, but management believes that the costs of procuring these goods and services on a stand-alone basis are higher than the costs under the Philips arrangements.

Employment Related Arrangements

        Through the majority shareholdings of Philips, we had the benefit of certain collective bargaining arrangements and the Philips rate for social charges in the Netherlands and other countries. Effective May 22, 2001, when Philips was no longer the majority shareholder, we negotiated new collective bargaining arrangements and a new social charge rate was applied to us, which resulted in increased labor costs for us. See also Note 17.

Facilities Leased from Philips

        We lease sales, service and administrative facilities from Philips in certain countries.

Development Services Provided by Philips

        We purchase research and development services from Philips' central research facility.

Intellectual Property

        Prior to May 22, 2001, most of the patents used by us relating to our Electron Optics business segment products and certain Microelectronics business segment products were licensed from Philips and its affiliates. As part of the PEO Combination, we acquired perpetual rights to certain patents owned by Philips and the right to transfer of title of those patents upon Philips no longer being a controlling shareholder. The Supplemental Agreement confirmed the transfer of ownership of most of these patents to us for a fee of $19,000. The Supplemental Agreement specified certain other patents that are jointly owned and may be jointly used by Philips and us, and also provided for the license by us of certain patents owned by Philips. The Supplemental Agreement required us to pay Philips $0.6 million from 2001 through 2003 in compensation for the development efforts related to a specific patented technology, which we may use in future products. We must pay a royalty of 1% of sales on any future sales of products using this technology. To date, we have not sold any products using this technology or paid any related royalties. In addition, we had access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide, and our patents were also subject to such cross-licenses. Some of these cross-licenses provide us with the right to use intellectual property that relates to our core technologies. In general, these cross licenses were subject to continued majority ownership of us by Philips. The reduction below majority ownership by Philips, which occurred on May 22, 2001, could result in increased royalty costs or patent infringement actions and the costs associated with such claims, including direct costs as well as the diversion of management and technical resources.

Other Services Provided by Philips

        In connection with the PEO Combination, we entered into various services agreements with Philips affiliates to continue to provide us certain administrative, accounting, customs, export, human resources, import, information technology, logistics and other services that had been provided to us since February 1997.

Current Accounts with Philips

        Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services. Current accounts with Philips consisted of the following (in thousands):

December 31,	2003	2002
Current accounts receivable	$266	$252
Current accounts payable	(4,489)	(5,881)

Net current accounts with Philips	$(4,223)	$(5,629)

Accurel

        Our Chief Executive Officer and Chairman of our Board of Directors owns a 50 percent interest in Accurel Systems International Corp. ("Accurel"), an analytical services provider to the semiconductor and data storage markets. We have sold equipment and related services and have provided certain other services to Accurel.

        During 2002, we sold three systems to Accurel for an aggregate of $3.2 million. In addition, we provide service to Accurel on these and other systems purchased by them. These transactions were reviewed and approved by our Board of Directors.

        The sale of a circuit edit tool to Accurel in the third quarter of 2002 for $1.1 million was cancelled and reversed from product sales in the second quarter of 2003. This resulted in a reduction of gross margin by $0.4 million in that quarter. The following information relates to the amounts due us from Accurel for the remaining two systems as of December 31, 2003:

	System 1	System 2
Amount remaining due (in thousands)	$1,438	$98
Final payment due	March 2006	August 2004
Interest rate	7.0%	6.5%
Current on payments	yes	yes

        Also included in current receivables from Accurel at December 31, 2003 is $0.2 million related to parts and service sales.

Atos Origin

        We purchase information technology consulting and other services from Atos Origin, a company which is partially owned by Philips. Services purchased from Atos Origin totaled $2.1 million in 2003, $2.5 million in 2002 and $2.8 million in 2001.

        In July 2003, we entered into a data processing and network management agreement with Atos Origin. Beginning in July 2003 and ending in June 2008, we are paying $60,000 per month for services. We paid Atos Origin a total of $0.4 million pursuant to this agreement during 2003.

Sales to Related Parties

        Both Accurel and certain Philips business units purchase our products and services for their own use. In addition, we have sold products and services to LSI Logic Corporation, whose chairman and chief executive officer serves on our Board of Directors. Sales to Philips, Accurel and LSI Logic were as follows (in thousands):

	Year Ended December 31, 2003
	2003	2002	2001
Product sales:
Accurel	$(1,050)	$3,241	$503
LSI Logic	—	839	—
Philips	12	1,516	2,175

	(1,038)	5,596	2,678
Service sales:
Accurel	306	396	509
LSI Logic	127	121	137
Philips	25	14	903

	458	531	1,549

Total sales to related parties	$(580)	$6,127	$4,227

Consulting Agreement

        During 2003 and 2002, we paid $57,000 and $98,000, respectively, to Shaunt Sarkissian, the son of our Chairman, President and Chief Executive Officer, pursuant to a consulting agreement entered into in January 2002. This agreement was terminated June 25, 2003.

Stock Purchase Loan

        On June 25, 1998, we loaned our Chairman, President and Chief Executive Officer $1.1 million for the purchase of restricted stock. We recorded interest income on this loan totaling $390,000 in 2003. See Note 16 for additional details of the loan.

19. FORWARD EXCHANGE CONTRACTS

        Most of our subsidiaries transact some business in currencies other than their functional currencies. As a result, changes in foreign currency exchange rates may have an impact on our operating results. Forward exchange contracts are used to offset a portion of the risk of foreign currency fluctuations. We do not hold or issue derivative financial instruments for trading purposes. The purpose of our hedging activities is to reduce risk that the eventual cash flows of the underlying assets, liabilities and manufacturing and operating expenses in Europe will be adversely affected by changes in exchange rates. We account for such forward exchange contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Accordingly, realized and unrealized gains and losses on such contracts are recognized in the consolidated statements of operations concurrent with the related transactions as a component of other income.

        We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions. We had realized and unrealized foreign currency losses on our 2003 transactions of $0.6 million and realized and unrealized losses on these hedges in 2003 totaling $0.6 million, which are both included as a component of other income.

        In addition, beginning in July 2003, we entered into various forward exchange contracts to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe. We mark to market any contracts that are not realized in a given quarter. The realized and unrealized gains related to these contracts totaled $4.7 million in 2003 and are included as a component of other income.

        Generally, our practice is to hold our hedge contracts to maturity. The counter-parties to such transactions are major financial institutions. Accordingly, no provision for counter-party non-performance has been made. The stated value of contracts outstanding at December 31, 2003 and 2002 was $95.1 million and $51.6 million, respectively. The fair value of all of our hedge contracts was $47.0 million at December 31, 2003.

20. COMMITMENTS AND CONTINGENT LIABILITIES

        From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

        We are self-insured for certain aspects of our property and liability insurance programs and are responsible for deductible amounts under most policies. The deductible amounts generally range from $10,000 to $250,000 per claim. Our director and officer liability insurance coverage, however, has a $3.0 million deductible relating to entity coverage.

        We participate in third party equipment lease financing programs with United States financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it. During 2003, our third party equipment lease financing programs added $0.3 million of such guarantees and, as of December 31, 2003, we had outstanding guarantees under these lease financing programs of $2.7 million related to lease transactions entered into from 2002 through 2003.

        We have commitments under non-cancelable purchase orders totaling $15.8 million at December 31, 2003, which expire at various times through December 2004.

21. SEGMENT AND GEOGRAPHIC INFORMATION

        We operate in four business segments: Microelectronics, Electron Optics, Components and Service. The microelectronics segment manufactures and markets FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market. The electron optics segment manufactures and markets SEMs and TEMs. Electron optics products are sold to materials and life sciences customers in the industry and institute markets, as well as in the semiconductor and data storage markets. The components segment manufactures and markets electron and ion emitters, focusing columns and components thereof. These components are used in our FIB, DualBeam, SEM and TEM systems and are also sold to other microscope manufacturers. The service segment services our worldwide installed base of products, generally under service contracts.

        The following table summarizes various financial amounts for each of our business segments (in thousands):

	Micro- elec- tronics	Electron Optics	Com- ponents	Service	Corporate and Elimina- tions	Total
2003
Sales to external customers	$146,199	$123,927	$9,756	$81,095	$—	$360,977
Inter-segment sales	2,930	12,072	7,187	3,497	(25,686)	—

Total sales	149,129	135,999	16,943	84,592	(25,686)	360,977
Gross profit	71,854	41,791	5,863	25,803	—	145,311
Depreciation and amortization	11,010	6,908	1,105	899	2,896	22,818
Operating income (loss)	17,076	(10,768)	2,356	17,007	(12,122)	13,549
Total assets	162,515	123,303	10,403	66,017	405,102	767,340
2002
Sales to external customers	$128,549	$134,700	$10,328	$67,804	$—	$341,381
Inter-segment sales	3,621	24,112	6,549	—	(34,282)	—

Total sales	132,170	158,812	16,877	67,804	(34,282)	341,381
Gross profit	68,601	54,664	5,360	21,188	—	149,813
Depreciation and amortization	11,134	3,478	1,278	1,070	4,268	21,228
Operating income (loss)	12,405	17,508	1,404	12,516	(25,219)	18,614
Total assets	115,647	112,087	6,682	57,299	344,764	636,479
2001
Sales to external customers	$168,482	$136,720	$15,317	$55,485	$—	$376,004
Inter-segment sales	1,153	7,739	7,946	—	(16,838)	—

Total sales	169,635	144,459	23,263	55,485	(16,838)	376,004
Gross profit	96,204	65,794	7,788	12,606	—	182,392
Depreciation and amortization	12,555	3,795	1,218	1,062	3,768	22,398
Operating income (loss)	39,095	29,699	2,801	3,975	(16,496)	59,074
Total assets	95,855	94,143	8,015	44,520	364,943	607,476

        Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, amortization of purchased goodwill and technology, charges for in-process research and development, merger costs, and restructuring and reorganization costs are not allocated to our business segments. Assets that cannot be assigned to a specific segment are shown as corporate assets, including purchased goodwill and technology.

        Our long-lived assets were geographically located as follows (in thousands):

December 31,	2003	2002
U.S.	$158,998	$132,135
The Netherlands	18,845	18,955
Other	15,912	11,429

Total	$193,755	$162,519

        The following table summarizes sales by geographic region (in thousands):

	North America	Europe	Asian- Pacific	Total
2003
Product sales	$86,595	$98,436	$94,851	$279,882
Service sales	41,992	26,051	13,052	81,095

Total sales	$128,587	$124,487	$107,903	$360,977

2002
Product sales	$106,161	$84,888	$82,528	$273,577
Service sales	36,430	20,207	11,167	67,804

Total sales	$142,591	$105,095	$93,695	$341,381

2001
Product sales	$132,707	$101,856	$85,953	$320,516
Service sales	30,480	17,102	7,906	55,488

Total sales	$163,187	$118,958	$93,859	$376,004

        None of our customers represented 10% or more of our total sales in 2003, 2002 or 2001.

        Sales to countries which totaled 10% or more of our total sales were as follows (dollars in thousands):

	Dollar Amount	% of Total Sales
2003
U.S.	$121,145	33.6%
Japan	$49,119	13.6%
2002
U.S.	$138,866	40.7%
Japan	$35,246	10.3%
2001
U.S.	$160,114	42.6%
Japan	$46,499	12.4%

22. PROPOSED MERGER WITH VEECO INSTRUMENTS INC.

        On July 11, 2002, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Veeco Instruments Inc. ("Veeco") and Venice Acquisition Corp., a wholly-owned subsidiary of Veeco. Pursuant to the Merger Agreement, Venice Acquisition Corp. would merge with and into us, with the result that we would be the surviving corporation and would become a wholly-owned subsidiary of Veeco. On January 9, 2003, we jointly announced with Veeco that we would not proceed with the merger due to the difficult overall market and economic conditions and the uncertain timing of an industry recovery. During 2002, $6.8 million of legal, accounting and investment banking costs were incurred and expensed in connection with the proposed Veeco merger.

23. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

        We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk.

        We believe the carrying amounts of cash and cash equivalents, receivables, current accounts with Philips, our current receivable from Accurel, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

        Management classifies all marketable debt investments as "held to maturity" and therefore carries these financial instruments at amortized cost and not current fair value. The fair value and cost of certain financial assets and liabilities as of December 31, 2003 was as follows (in thousands):

	Fair Value	Cost
Marketable debt investments	$85,074	$85,548

Convertible debt	$303,925	$295,000

Hedge contracts	$46,951	$95,077

        The fair values of our investments in unconsolidated affiliates are not readily determinable, as the securities are not actively traded.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting nor were there any changes in any other factor that could significantly affect these controls subsequent to the end of the of the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information required by this item is included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

        On September 9, 2003, we adopted a code of business conduct and ethics that applies to all directors, officers and employees. We have posted our code of business conduct and ethics on our website at www.feicompany.com. The information concerning our code of business conduct and ethics required by this item is incorporated by reference to the information under the heading "Corporate Governance" in our proxy statement.

        We intend to disclose any amendment to the provisions of the code of business conduct and ethics that apply specifically to directors or executive officers by posting such information on our website. We intend to disclose any waiver to the provisions of the code of business conduct and ethics that apply specifically to directors or executive officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by the Nasdaq National Market's listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

Item 11. Executive Compensation

        Information required by this item is included under the captions Director Compensation, Executive Compensation, Employment Contracts and Termination of Employment, Change-in-Control Arrangements and Compensation Committee Interlocks and Insider Participation in our proxy statement for our 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is included under the captions Security Ownership of Certain Beneficial Owners and Management and Equity Securities Authorized for Issuance in our proxy statement for our 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

        Information required by this item is included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        Information required by this item is included under the caption Ratification of Appointment of Independent Auditors—Fees Paid to Deloitte & Touche, LLP Related to Fiscal 2003 and 2002 in our proxy statement for our 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

        The Consolidated Financial Statements, together with the report thereon of our independent auditor, are included on the pages indicated below:

        There are no schedules required to be filed herewith.

Reports on Form 8-K

        During the quarter ended December 31, 2003, we filed a Current Report on Form 8-K on October 22, 2003 to furnish our financial results for the quarter ended September 30, 2003 under Item 12. "Results of Operations and Financial Condition."

Exhibits

        The following exhibits are filed herewith and this list is intended to constitute the exhibit index. A plus sign (+) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.	Description
2.1(3)	Combination Agreement, dated November 15, 1996, as amended, between FEI and Philips Business Electronics International B.V.
2.2(12)	Agreement and Plan of Merger, dated December 3, 1998, between FEI, Micrion Corporation and MC Acquisition Corporation
3.1(3)	Second Amended and Restated Articles of Incorporation, as amended
3.2(17)	Amended and Restated Bylaws dated April 17, 2003
4.1(1)	See Articles III and IV of Exhibit 3.1 and Articles I and VI of Exhibit 3.2
4.2(9)	Indenture between FEI and BNY Western Trust Company dated August 3, 2001
4.3(9)	Registration Rights Agreement between FEI and Credit Suisse First Boston dated August 3, 2001
4.4(9)	Form of Note
4.5(18)	Indenture, dated as of June 13, 2003, between FEI and BNY Western Trust Company, a California state chartered banking corporation
4.6(18)	Form of Note
4.7(18)	Registration Rights Agreement, dated as of June 13, 2003, between FEI Company and the initial purchasers named therein
4.8	Employee Share Purchase Plan, as amended May 18, 2000
10.1(1)+	1984 Stock Incentive Plan
10.2(8)+	1995 Stock Incentive Plan, as amended
10.3(2)+	1995 Supplemental Stock Incentive Plan
10.4(1)+	Form of Incentive Stock Option Agreement
10.5(1)+	Form of Nonstatutory Stock Option Agreement
10.6(4)
Lease, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of FEI, as lessee, including a guarantee by FEI of the lessee's obligations thereunder
10.7(7)	Master Divestment Agreement, dated October 28, 1999, between FEI and Koninklijke Philips Electronics B.V.
10.8(7)+	Offer Letter between FEI and Vahé A. Sarkissian, dated May 14, 1998
10.9(5)+	Stock Bonus Agreement, dated June 25, 1998 between FEI and Vahé A. Sarkissian
10.10(5)+	Restricted Stock Purchase Agreement, dated June 25, 1998, between FEI and Vahé A. Sarkissian

10.11(6)	Stock Purchase Agreement, dated December 3, 1998, between Philips Business Electronics International B.V. and FEI
10.12(10)	Agreement, effective as of December 31, 2000, between FEI, Koninklijke Philips Electronics N.V. and Philips Business Electronics International B.V.
10.13(11)+	Executive Severance Agreement, dated February 1, 2002, between FEI and its Chief Executive Officer, Vahé A. Sarkissian
10.14(11)+	Form of Executive Severance Agreement between FEI and its other named officers
10.15(13)+	Amendment to the FEI Company Non-Negotiable Promissory Note (Stock Purchase), dated July 24, 2002, between FEI and Vahé A. Sarkissian
10.16(14)	Purchase and Sale Agreement, dated July 24, 2002, between FEI and Tokyo Electron Oregon, LLC
10.17(15)	FEI Company Nonqualified Deferred Compensation Plan
10.18(16)	Purchase Agreement, dated November 1, 2002, between FEI and Philips Enabling Technologies Group
10.19(16)	Lease, dated December 11, 2002, between FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.
10.20(17)	Master Agreement for the Acht facility, dated January 14, 2003
10.21(19)	Outsourcing Agreement for Managed Services between Atos Origin, Inc. and FEI Company, dated July 1, 2003.
10.22	Form of Indemnity Agreement for Directors and Executive Officers of FEI Company
14	Code of Ethics
21	Subsidiaries
23	Consent of Deloitte & Touche, LLP
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to Exhibits to our Registration Statement of Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

(2)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 1995.

(3)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 1996.

(4)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

(5)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 1998.

(6)
Incorporated by reference to Exhibits to our Current Report on Form 8-K, dated December 9, 1998.

(7)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 1999.

(8)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended July 4, 1999.

(9)
Incorporated by reference to Exhibits to our Registration Statement of Form S-3, as amended, effective November 7, 2001.

(10)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000.

(11)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001.

(12)
Incorporated by reference to Exhibits to our Current Report on Form 8-K, dated July 15, 2002.

(13)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

(15)
Incorporated by reference to Exhibits to our Registration Statement of Form S-3, filed on April 23, 2001.

(16)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2002.

(17)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(18)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	FEI COMPANY
	By	/s/ VAHÉ A. SARKISSIAN Vahé A. Sarkissian Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004:

Signature	Title
/s/ VAHÉ A. SARKISSIAN Vahé A. Sarkissian	Chairman of the Board, President and Chief Executive (Principal Executive Officer)
/s/ ROBERT S. GREGG ROBERT S. GREGG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ STEPHEN F. LOUGHLIN Stephen F. Loughlin	Vice President of Corporate Finance (Principal Accounting Officer)
/s/ MICHAEL J. ATTARDO Michael J. Attardo	Director
/s/ WILFRED J. CORRIGAN Wilfred J. Corrigan	Director
/s/ THOMAS F. KELLY Thomas F. Kelly	Director
/s/ WILLIAM W. LATTIN William W. Lattin	Director
/s/ JAN C. LOBBEZOO Jan C. Lobbezoo	Director
/s/ GERHARD H. PARKER Gerhard H. Parker	Director
/s/ JAMES T. RICHARDSON James T. Richardson	Director
/s/ DONALD R. VANLUVANEE Donald R. VanLuvanee	Director

QuickLinks

Documents Incorporated by Reference
FEI COMPANY 2003 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
PART II
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
FEI Company and Subsidiaries Consolidated Balance Sheets (in thousands)
FEI Company and Subsidiaries Consolidated Statements of Operations (in thousands, except per share data)
FEI Company and Subsidiaries Consolidated Statements of Comprehensive Income (in thousands)
FEI Company and Subsidiaries Consolidated Statements of Shareholders' Equity For The Years Ended December 31, 2003, 2002 and 2001 (in thousands)
FEI Company and Subsidiaries Consolidated Statements of Cash Flows (in thousands)
FEI COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES