Form 10-Q
period 2004-04-04
FEI CO
filed 2004-05-14
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

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

Yes  ☒  No  ☐

The number of shares of common stock outstanding as of May 10, 2004 was 33,236,343.

FEI COMPANY
INDEX TO FORM 10-Q

FEI Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	April 4, 2004	December 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$194,118	$224,230
Short-term investments in marketable securities	74,902	63,480
Restricted cash	13,109	12,258
Receivables, net of allowances for doubtful accounts of $3,936 and $5,020	123,782	103,030
Current receivable from Accurel	352	532
Inventories	98,033	102,315
Deferred tax asset	21,048	14,235
Other current assets	12,818	13,155
Total Current Assets	538,162	533,235

Non-current investments in marketable securities	20,803	22,068
Long-term receivable from Accurel	1,100	1,170
Property and equipment, net of accumulated depreciation of $52,951 and $51,671	69,415	69,392
Purchased technology, net of accumulated amortization of $22,460 and $21,046	25,691	27,105
Goodwill	41,521	41,423
Other assets, net	56,910	54,665
Total Assets	$753,602	$749,058

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$33,462	$35,422
Current account with Philips	3,198	4,223
Accrued payroll liabilities	9,077	8,285
Accrued warranty reserves	9,585	10,500
Deferred revenue	32,921	29,963
Income taxes payable	2,776	3,108
Accrued restructuring, reorganization and relocation	1,281	2,104
Other current liabilities	16,663	17,057
Total Current Liabilities	108,963	110,662

Convertible debt	295,000	295,000
Deferred tax liability	8,696	2,662
Other liabilities	4,169	4,441

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding
Common stock - 70,000 shares authorized; 33,224 and 33,153 shares issued and outstanding	309,533	308,509
Note receivable from shareholder	(1,528)	(1,506)
Retained earnings	7,390	5,504
Accumulated other comprehensive income	21,379	23,786
Total Shareholders’ Equity	336,774	336,293
Total Liabilities and Shareholders’ Equity	$753,602	$749,058

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the Thirteen Weeks Ended
	April 4, 2004	March 30, 2003

Net Sales:
Products	$84,274	$67,173
Service	20,488	18,046
Service - related party	332	223
Total net sales	105,094	85,442

Cost of Sales:
Products	49,400	39,078
Services	13,663	11,333
Total cost of sales	63,063	50,411

Gross Profit	42,031	35,031

Operating Expenses:
Research and development	13,567	10,794
Selling, general and administrative	20,114	18,742
Amortization of purchased technology	1,413	1,204
Restructuring, reorganization and relocation	219	—
Total operating expenses	35,313	30,740

Operating Income	6,718	4,291

Other Income (Expense):
Interest income	1,063	1,193
Interest expense	(2,468)	(2,449)
Other, net	(2,412)	(140)
Total other expense, net	(3,817)	(1,396)

Income before income taxes	2,901	2,895
Income tax expense	1,015	1,013
Net income	$1,886	$1,882

Basic net income per share	$0.06	$0.06

Diluted net income per share	$0.06	$0.06

Shares used in per share calculations:
Basic	33,186	32,745
Diluted	34,185	33,423

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	April 4, 2004	March 30, 2003

Net income	$1,886	$1,882
Other comprehensive income:
Foreign currency translation adjustment, zero taxes provided	(2,407)	1,342
Comprehensive income (loss)	$(521)	$3,224

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	April 4, 2004	March 30, 2003

Cash flows from operating activities:
Net income	$1,886	$1,882
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	3,666	2,697
Amortization	3,081	2,104
Loss on retirement of fixed assets	81	3
Non-cash interest income from shareholder note receivable	(22)	—
Deferred income taxes	(679)	2,028
Tax benefit of non-qualified stock options exercised	168	146
(Increase) decrease in:
Receivables	(21,702)	(12,266)
Current account with Accurel	180	(140)
Inventories	3,781	2,790
Other assets	(3,391)	(4,075)
Increase (decrease) in:
Accounts payable	(1,321)	573
Current account with Philips	(2,193)	(579)
Accrued payroll liabilities	958	(1,294)
Accrued warranty reserves	(846)	(1,492)
Deferred revenue	3,398	(1,658)
Income taxes payable	(12)	(3,422)
Accrued restructuring and reorganization costs	(812)	(324)
Other liabilities	(493)	(3,519)
Net cash used by operating activities	(14,272)	(16,546)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,372)	(8,135)
Investment in software development	(250)	(1,081)
Purchase of investments in marketable securities	(18,157)	(32,680)
Redemption of investments in marketable securities	8,000	40,968
Acquisition of patents	(98)	(149)
Acquisition of businesses, net of cash acquired	(17)	—
Net cash used in investing activities	(15,894)	(1,077)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchases	856	1,657
Increase in bank guarantees	(851)	—
Net cash provided by financing activities	5	1,657

Effect of exchange rate changes	49	1,327
Decrease in cash and cash equivalents	(30,112)	(14,639)

Cash and cash equivalents:
Beginning of period	224,230	167,423
End of period	$194,118	$152,784

Supplemental Cash Flow Information:
Cash paid for taxes	$1,511	$2,196
Cash paid for interest	3,988	4,856

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      NATURE OF BUSINESS

FEI Company and all of our wholly-owned subsidiaries (“FEI”) is a leading supplier of products that enable research, development and the manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services. Our products and systems include hardware and software for focused ion beam, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS, and stylus nanoprofilometry imaging systems or SNPs. TEMs, SEMs and SIMS systems collectively comprise our electron optics segment products. FIBs, SNP products and DualBeam products collectively comprise our microelectronics segment products.

2.                                      BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of FEI Company and all of our wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included.  The results of operations for the thirteen weeks ended April 4, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, income tax related contingencies, the valuation of businesses acquired and related in-process research and development and other intangibles, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill, the timing of revenue recognition, stock-based compensation and the estimated fair value of installation costs. It is reasonably possible that the estimates may change in the near future.

3.                                      STOCK BASED COMPENSATION

We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25 and its related interpretations, “Accounting for Stock Issued to Employees.”  We provide disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense.

No compensation expense has been recognized for stock options granted at fair value on the date of grant or for Employee Share Purchase Plan (“ESPP”) shares issued at a fifteen percent discount to the lower of the market price on either the first day of the applicable offering period or the purchase date.

Had compensation expense for our stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant or issuance, our net income and net income per share would have been reduced to the amounts shown as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Net income, as reported	$1,886	$1,882
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,375)	(1,920)
Net income (loss), pro forma	$(489)	$(38)
Basic net income (loss) per share:
As reported	$0.06	$0.06
Pro forma	$(0.01)	$(0.00)
Diluted net income (loss) per share:
As reported	$0.06	$0.06
Pro forma	$(0.01)	$(0.00)

To determine the fair value of stock-based awards granted, the Company used the Black-Scholes option pricing model and the following weighted average assumptions:

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Risk-free interest rate	1.20% - 3.58%	3.75%
Expected dividend yield	0%	0%
Expected lives - option plans	5.73 years	5.26 years
- ESPP	6 months	6 months
Expected volatility	77%	78%

4.                                      RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

5.                                      EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Shares used for basic EPS	33,186	32,745
Dilutive effect of stock options calculated using the treasury stock method	999	678
Shares used for diluted EPS	34,185	33,423

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	1,526	1,941
Convertible debt	8,457	3,534

6.                                      BANK GUARANTEES AND RESTRICTED CASH

At April 4, 2004 and December 31, 2003, we had outstanding standby letters of credit and bank guarantees totaling approximately $18.9 million and $16.1 million, respectively.  Restricted cash related to these letters of credit and bank guarantees totaled $13.1 million and $12.3 million, respectively, at April 4, 2004 and December 31, 2003.  Restricted cash is recorded as a current asset on our condensed consolidated balance sheets as the guarantees expire within twelve months of the balance sheet dates.

7.                                      FACTORING OF ACCOUNTS RECEIVABLE

In the first quarter of 2004, we entered into agreements under which we sold $0.9 million of our accounts receivable at a discount to unrelated third party financiers without recourse.  The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial in the first quarter of 2004, are recorded in our statement of operations as other expense.  No factoring agreements were entered into in the first quarter of 2003.

8.                                      INVENTORIES

Inventories are stated at lower of cost or market with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories that exceed the estimated requirements for the next 12 months based on recent usage levels are reported as other long-term assets. Management has established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory.

Inventories consisted of the following (in thousands):

	April 4, 2004	December 31, 2003
Raw materials and assembled parts	$36,163	$37,131
Service inventories, estimated current requirements	10,076	9,787
Work-in-process	39,573	36,342
Finished goods	18,560	25,525
	104,372	108,785
Valuation adjustment for excess and obsolete inventory	(6,339)	(6,470)
Total inventories	$98,033	$102,315

Service inventories included in other long-term assets, net	$30,217	$26,979

We disposed of inventory and charged the cost against the related excess and obsolete inventory valuation adjustment in the amount of $0.7 million in each of the thirteen weeks ended April 4, 2004 and March 30, 2003. We also disposed of service inventories and charged the cost against the related excess and obsolete inventory valuation adjustment in the amount of $1.1 million and $2.3 million, respectively, during the thirteen weeks ended April 4, 2004 and March 30, 2003.

9.                                      MATURITIES OF NON-CURRENT MARKETABLE SECURITIES

Investments in marketable securities are classified as held-to-maturity based on our intent and ability to hold them to their maturity. As such, they are recorded at their amortized cost.  We do not believe that investments whose market values are less than cost due to market fluctuations will result in realized losses. Non-current investments in marketable securities at April 4, 2004 mature as follows (in thousands):

	2 years	3 years	Total
Government-backed securities	$1,002	$1,006	$2,008
Corporate notes and bonds	14,457	4,338	18,795
	$15,459	$5,344	$20,803

10.                               GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The rollforward of our goodwill is as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Balance, beginning of period	$41,423	$32,859
Goodwill acquired	17	—
Adjustments to goodwill due to milestone payments and translation adjustments	81	(5)
Balance, end of period	$41,521	$32,854

Adjustments due to translation adjustments result from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At April 4, 2004 and December 31, 2003, our other intangible assets included purchased technology, capitalized software and patents, trademarks and other intangible assets.  The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	April 4, 2004	December 31, 2003
Purchased technology	5 to 12 years	$48,151	$48,151
Accumulated amortization		(22,460)	(21,046)
		$25,691	$27,105

Capitalized software	3 years	$16,719	$16,950
Accumulated amortization		(8,419)	(7,736)
		8,300	9,214

Patents, trademarks and other	2 to 15 years	6,197	5,990
Accumulated amortization		(925)	(726)
		5,272	5,264

Bond issuance costs	5 to 7 years	10,731	10,711
Accumulated amortization		(3,557)	(3,144)
		7,174	7,567
Total intangible assets included in other long-term assets		$20,746	$22,045

Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Purchased technology	$1,413	$1,204
Capitalized software	1,054	645
Patents, trademarks and other	201	43
Bond issuance costs	413	212
	$3,081	$2,104

Amortization is as follows over the next five years (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Bond Issuance Costs
Remainder of 2004	$4,240	$4,736	$618	$1,239
2005	5,653	3,564	775	1,652
2006	5,048	—	737	1,652
2007	3,839	—	626	1,652
2008	3,839	—	598	979
Thereafter	3,072	—	1,918	—
	$25,691	$8,300	$5,272	$7,174

11.                               WARRANTY RESERVES

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology.  While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past.  Our estimated warranty costs are reviewed and updated on a quarterly basis.  Changes to the reserve occur as volume, product mix and warranty costs fluctuate.  The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Balance, beginning of period	$10,500	$13,630
Reductions for warranty costs incurred	(3,060)	(3,623)
Warranties issued	2,233	2,169
Adjustments and changes in estimates	(88)	79
Balance, end of period	$9,585	$12,255

12.                               RESTRUCTURING, REORGANIZATION AND RELOCATION

Our remaining restructuring accruals relate to our fourth quarter 2002 restructuring activities. Remaining cash expenditures for severance and related charges of approximately $0.2 million are expected to be paid throughout 2004. The current estimate accrued for cash to be paid related to abandoned leases, leasehold improvements and facilities of $1.0 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

The following table summarizes the charges, expenditures and write-offs and adjustments in the first quarter of 2004 related to the fourth quarter 2002 restructuring charge (in thousands):

Thirteen Weeks Ended April 4, 2004	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	—	$(314)	$(22)	$234
Abandoned leases, leasehold improvements and facilities	1,534	—	(356)	(131)	1,047
	$2,104	—	$(670)	$(153)	$1,281

The restructuring charges are based on estimates that are subject to change.  Workforce related charges could change because of shifts in timing, redeployment or changes in amounts of severance and outplacement benefits.  Facilities charges could change due to changes in sublease income. Our ability to generate sublease income is dependent upon lease market conditions at the time we negotiate the sublease arrangements.

Variances from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

As a result of restructuring and other cost reduction efforts, as of April 4, 2004, we had reduced operating expenses and materials costs by approximately $9.0 million to $10.0 million per year compared to expense levels at the end of 2002.  These cost reductions, however, were offset by increased costs due to foreign currency fluctuations, increased salary costs (primarily in Europe), increased insurance expense, increased costs due to redundant operations while we transition manufacturing lines to the Brno site and consolidate our Hillsboro operations and increased costs due to our acquisitions.

13.                               RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock. The following table summarizes our transactions with Philips (in thousands):

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Amounts Received from Philips
Reimbursement by Philips of certain pension costs	$—	$251

Amounts Paid to Philips
Subassemblies and other materials purchased from Philips	$1,910	$1,658
Facilities leased from Philips	43	398
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	118	211
Research and development services provided by Philips	1,208	349
	$3,279	$2,616

Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services.  Current accounts with Philips consisted of the following (in thousands):

	April 4, 2004	December 31, 2003
Current accounts receivable	$279	$266
Current accounts payable	(3,477)	(4,489)
Net current accounts with Philips	$(3,198)	$(4,223)

Accurel

Our Chief Executive Officer, President and Chairman of our Board of Directors owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), an analytical services provider to the semiconductor and data storage markets.  We have sold equipment and related services and have provided certain other services to Accurel.

The following information relates to the amounts due us from Accurel as of April 4, 2004 for two systems sold to them in 2002:

	System 1	System 2
Amount remaining due (in thousands)	$1,373	$79
Final payment due	March 2006	August 2004
Interest rate	7.0%	6.5%
Current on payments	yes	yes

Also included in current receivables from Accurel at April 4, 2004 is $0.3 million related to parts and service sales.

Atos Origin

We purchase information technology consulting, data processing, network management and other services from Atos Origin, a company that is partially owned by Philips. Services purchased from Atos Origin totaled $0.2 million and $0.6 million, respectively, in the thirteen weeks ended April 4, 2004 and March 30, 2003.

Sales to Related Parties

Both Accurel and certain Philips business units purchase our products and services for their own use.  In addition, we have sold products and services to LSI Logic Corporation, the Chairman and Chief Executive Officer of which serves on our Board of Directors. Sales to Philips, Accurel and LSI Logic were as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Service sales:
Accurel	$233	$169
LSI Logic	99	26
Philips	—	28
Total sales to related parties	$332	$223

Stock Purchase Loan

On June 25, 1998, we loaned our Chief Executive Officer, President and Chairman of our Board of Directors $1.1 million for the purchase of restricted stock.  We recorded interest income on this loan totaling $22,000 in the thirteen weeks ended April 4, 2004.  The loan accrues interest at 5.75% per annum and is due on June 25, 2005.

14.                               COMMITMENTS AND CONTINGENCIES

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

We participate in third party equipment lease financing programs with United States financial institutions for a small portion of products sold.  In these circumstances, the financial institution purchases our equipment and then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it.  We did not add any such guarantees during the thirteen weeks ended April 4, 2004.  As of April 4, 2004, we had outstanding guarantees under these lease financing programs of $2.7 million related to lease transactions.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $22.1 million at April 4, 2004, which expire at various times through December 2004.

15.                               SEGMENT INFORMATION

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

Electron optics products are sold to materials and life sciences customers in the industry and institute markets, as well as in the semiconductor and data storage markets. The components segment manufactures and markets electron and ion emitters, focusing columns and components thereof. These components are used in our FIB, DualBeam, SEM and TEM systems and also are sold to other microscope manufacturers. The service segment services our worldwide installed base of products, generally under service contracts.

The following table summarizes various financial amounts for each of our business segments (in thousands):

	Micro- elec- tronics	Electron Optics	Com- ponents	Service	Corporate and Elimina- tions	Total
Thirteen Weeks Ended April 4, 2004
Sales to external customers	$42,353	$39,301	$2,952	$20,488	$—	$105,094
Inter-segment sales	376	153	1,502	353	(2,384)	—
Total sales	42,729	39,454	4,454	20,841	(2,384)	105,094
Operating income (loss)	4,259	94	538	4,511	(2,684)	6,718

Thirteen Weeks Ended March 30, 2003
Sales to external customers	$29,861	$35,413	$1,899	$18,269	$—	$85,442
Inter-segment sales	635	2,878	1,986	—	(5,499)	—
Total sales	30,496	38,291	3,885	18,269	(5,499)	85,442
Operating income (loss)	697	1,045	(125)	4,617	(1,943)	4,291

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, charges for in-process research and development, merger costs, and restructuring and reorganization costs are not allocated to our business segments.   Operating income (loss) in the 2003 period has been reclassified to conform with the current year practice of allocating amortization of purchased technology to individual segments.

None of our customers represented 10% or more of our total sales in the thirteen week periods ended April 4, 2004 and March 30, 2003.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; factors affecting our 2004 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, or anticipated performance of products or services; any statements regarding planned capital expenditures; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with the SEC. Also note that we provide the cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses detailed below under the section titled “Cautionary Factors that May Affect Future

Results.” These items are factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

Summary of Products

We are a leading supplier of products that enable research, development and the manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services. Our products and systems include hardware and software for focused ion beam, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS, and stylus nanoprofilometry imaging systems or SNPs systems. TEMs, SEMs and SIMS systems collectively comprise our electron optics segment products. FIBs, SNP products and DualBeam products collectively comprise our microelectronics segment products.

Overview

We achieved record quarterly revenues in the first quarter of 2004, with strong revenues from our semiconductor, data storage and industry and institute markets.  Our semiconductor customers continue to adopt our tools for high spatial resolution analysis and our business has grown as the semiconductor industry recovers from a down turn in recent years. Manufacturers of thin-film heads in the data storage market, who spent most of 2003 evaluating our Certus-3D product, are now moving into production with the new tools.  These customers also increased their utilization of our small DualBeam products for failure analysis and process development in the quarter. Revenue in the industry and institute market also increased substantially, as we experienced growth in our SEM, TEM and small DualBeam products, driven by applications in nanotechnology research, life sciences and material science.

During the first quarter of 2004, we announced that we had achieved sub-Angstrom resolution in images with a 200KV transmission electron microscope.  We believe this technology, and our ability to deliver it in a commercial product, will be of increasing interest to our customers who are engaged in nanotechnology research.

Currency fluctuations continue to affect our results and create volatility, and we continue to work on ways to mitigate those fluctuations.

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

Critical Accounting Policies and the Use of Estimates

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 15, 2004.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) April 4, 2004		Thirteen Weeks Ended(1) March 30, 2003
Net sales	$105,094	100.0%	$85,442	100.0%
Cost of sales	63,063	60.0	50,411	59.0
Gross profit	42,031	40.0	35,031	41.0
Research and development	13,567	12.9	10,794	12.6
Selling, general and administrative	20,114	19.1	18,742	21.9
Amortization of purchased technology	1,413	1.3	1,204	1.4
Restructuring, reorganization and relocation costs	219	0.2	—	—
Operating income	6,718	6.4	4,291	5.0
Other expense, net	(3,817)	3.6	(1,396)	1.6
Income before income taxes	2,901	2.8	2,895	3.4
Income tax expense	1,015	1.0	1,013	1.2
Net income	$1,886	1.8%	$1,882	2.2%

(1)  Percentages may not add due to rounding.

Net sales increased 23.0% to $105.1 million in the thirteen weeks ended April 4, 2004 (the first quarter of 2004) compared to $85.4 million in the thirteen weeks ended March 30, 2003 (the first quarter of 2003).  This increase reflects increases from all of our markets, segments and geographic locations as described more fully below.

Net Sales by Segment

Net sales include sales in our microelectronics, electron optics, components and service segments.  Sales by segment (in thousands) and as a percentage of total sales were as follows:

	Thirteen Weeks Ended
	April 4, 2004		March 30, 2003
Microelectronics	$42,353	40.3%	$29,861	35.0%
Electron Optics	39,301	37.4%	35,413	41.4%
Service	20,488	19.5%	18,269	21.4%
Components	2,952	2.8%	1,899	2.2%
	$105,094		$85,442

Microelectronics

The $12.5 million, or 41.8%, increase in our microelectronics segment was primarily due to an $8.5 million increase in sales of our small DualBeam products, which we began selling in the second quarter of 2003. The increase in sales of our small DualBeam products has primarily resulted from increased applications and spending in the semiconductor market.  In addition, sales of mask repair tools in the first quarter of 2004 totaled approximately $5.2 million, compared to none in the first quarter of 2003.  Sales of mask repair tools can vary significantly from one quarter to the next and sales in the first quarter of 2004 are not necessarily indicative of sales in future quarters. We also had a $1.4 million increase in sales of our DualBeam tools to customers who are expanding the number of wafers being manufactured at their 200 mm manufacturing facilities.  In addition, sales of software related to our Knights Technology (purchased as the EGSoft division of Electroglas in the third quarter of 2003), totaled $2.1 million in the first quarter of 2004.  These increases were offset by a $3.8 million decrease in sales of certain semiconductor products.

Electron Optics

The $3.9 million, or 11.0%, increase in our electron optics segment was primarily due to increased SEM sales of $2.1 million and approximately $3.0 million of revenue from the sale of SIMS tools.  These increases were partially offset by a decrease in TEM units sold. Included within these variations is an approximately $3.0 million increase related to currency fluctuations. We continue to experience pricing pressure from competition in the marketplace for both our SEM and TEM units. Sales of SIMS tools vary significantly from one quarter to the next and sales in the first quarter of 2004 are not necessarily indicative of sales in future quarters.

Service

The $2.2 million, or 12.1%, increase in our service segment was primarily due to continued expansion of our installed base.  Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically for one year.  Systems sold to customers that come to the end of their warranty periods typically lead to a related increase in service contracts.

Components

The $1.1 million, or 55.5%, increase in our component segment was primarily due to the improvement in the semiconductor equipment business as sales from this segment tend to follow the cyclical pattern of the semiconductor equipment business.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue.  The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended
	April 4, 2004		March 30, 2003
North America	$40,352	38.4%	$34,685	40.6%
Europe	36,358	34.6%	24,070	28.2%
Asia-Pacific Region	28,384	27.0%	26,687	31.2%
	$105,094		$85,442

North America

The $5.7 million, or 16.3%, increase in sales in North America was primarily due to approximately $2.5 million of mask repair tool sales, $2.1 million of sales related to Knights Technology, a $5.2 million increase in our small DualBeam product sales and a $1.1 million increase in our components segment sales.  Virtually all of our sales related to our Knights Technology and from our components segment are in the United States.  These increases were partially offset by a $3.8 million decrease in sales of certain semiconductor products due to some large sales in the first quarter of 2003 and a decrease in TEM sales as discussed above.

Europe

The $12.3 million, or 51.1%, increase in sales in Europe was primarily due to an $7.0 million increase in TEM sales, primarily due to better market reception of high-end products, a $2.9 million increase in certain semiconductor product sales, which resulted from one large sale, and a $1.6 million increase in SEM sales, which was primarily a result of the strong bookings we received in the fourth quarter of 2003. Included within these variations is an approximately $3.0 million increase related to currency fluctuations.

Asia-Pacific Region

The $1.7 million, or 6.4%, increase in sales in the Asia-Pacific region was primarily due to $2.7 million of mask repair tool sales, a $3.3 million increase in our small DualBeam product sales, an increase of $1.3 million related to SEM sales and $1.2 million of SIMS sales compared to none in the prior year period.  These increases were partially offset by a $7.1 million decrease in TEM sales due to lower volume and continued pricing pressures.

Sales by Market

Net sales by market and as a percentage of total net sales were as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 4, 2004		March 30, 2003
Semiconductor	$42,497	40.5%	$35,526	41.6%
Data Storage	11,596	11.0%	6,995	8.2%
Industry and Institute	51,001	48.5%	42,921	50.2%
	$105,094		$85,442

Semiconductor

Product sales to the semiconductor market include both wafer-level and small DualBeam systems, SEMs, TEMs, mask repair and circuit editing FIB tools, as well as a number of component products.  The $7.0 million, or 19.6%, increase in sales to the semiconductor market was primarily due to $5.2 million of revenue related to mask repair tool sales and $2.1 million of revenue related to Knights Technology These increases were partially offset by a $1.0 million decrease in certain semiconductor product sales.

Data Storage

Product sales to the data storage market consist primarily of wafer and small DualBeam systems and TEM systems.  The $4.6 million, or 65.8%, increase in data storage sales was primarily due to the sale of small DualBeam products in the first quarter of 2004. Our small DualBeam products began selling in the second quarter of 2003 and have seen wide adoption across all of our markets.  While the increase in revenue in this market was primarily from sales of our small DualBeam products, a majority of the revenue in this market was generated from our Certus products.  Based on order activity, we see continued growth in sales of Certus products in the near future.

Industry and Institute

Product sales to the industry and institute market consist primarily of SEMs, TEMs, small DualBeam and SIMS systems. The $8.1 million, or 18.8%, increase in sales to the industry and institute market was primarily due to a $3.9 million increase in TEM sales, a $3.6 million increase in SEM sales and a $2.0 million increase in sales of our small DualBeam products, which were first sold in the second quarter of 2003.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Cost of sales increased $12.7 million, or 25.1%, to $63.1 million in the first quarter of 2004 compared to $50.4 million in the first quarter of 2003, primarily due to the increase in sales, partially offset by a 1.0% decrease in our overall gross margin.

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Microelectronics	49.3%	47.0%
Electron Optics	33.0%	36.7%
Components	44.5%	56.7%
Service	33.3%	38.0%
Overall	40.0%	41.0%

Microelectronics

The increase in gross margin in the microelectronics segment was primarily due to an improvement in product mix, with our small DualBeam products and our software sales increasing as a percentage of the total sales.  The improvements were partially offset by an approximately 1.4% decrease in our gross margin due to currency fluctuations related to our manufacturing operations in Brno, Czech Republic and Eindhoven, the Netherlands, which is where our small DualBeam products are manufactured.

Electron Optics

The decrease in margins in our electron optics segment was primarily due to a 2.9% decrease in margin related to currency fluctuations. In addition, pricing pressures from competitors, who have introduced new products into our markets or who have benefited from favorable currency exchange movements in their home countries, have negatively affected gross margins in the electron optics segment.

Components

The decrease in margins in our components segment was primarily due to the production of fewer units, resulting from inventory build-up in the fourth quarter of 2003. In addition, a shift in mix of component products produced in the first quarter of 2004 compared to the first quarter of 2003 negatively affected our gross margins.

Service

The decrease in margins in our service segment was primarily due to the timing of renewal of maintenance contracts in the first quarter of 2004 compared to the first quarter of 2003.  We achieve higher margins on our maintenance contract revenue than on our parts and time-and-material revenue.  We do not believe that the margins achieved in the first quarter of 2003 are indicative of margins to be achieved in future quarters.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties incurred in research and development of new products and new software or enhancements to existing products and software.

R&D costs were $13.6 million (12.9% of net sales) in the first quarter of 2004 compared to $10.8 million (12.6% of net sales) in the first quarter of 2003. R&D costs are reported net of subsidies and capitalized software development costs. Subsidies totaled $1.7 million and $1.4 million, respectively, in the first quarter of 2004 and 2003.  Capitalized software totaled $0.3 million and $1.1 million, respectively, in the first quarter of 2004 and 2003.  We anticipate that subsidies will decrease by approximately $1.0 million in 2004 compared to 2003 due to contracts that are nearing completion or have recently been completed.  However, we anticipate that R&D costs, net of subsidies and capitalized software, will remain relatively constant as a percentage of revenue.

The weakening of the United States dollar in relation to the euro increased R&D costs in the first quarter of 2004 compared to the first quarter of 2003 by approximately $0.8 million.  R&D costs increased approximately $1.0 million in the first quarter of 2004 compared to the first quarter of 2003 as a result of our acquisitions of Knights Technology in the third quarter of 2003 and of Emispec in the fourth quarter of 2003.

We anticipate that we will continue to invest in R&D at a similar percentage of revenue for the foreseeable future.  Accordingly, as revenues increase, we currently anticipate that R&D expenditures will also increase.  However, actual future spending will depend on market conditions.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs include sales commissions paid to our employees as well as to our agents.

SG&A costs were $20.1 million (19.1% of net sales) in the first quarter of 2004 compared to $18.7 million (21.9% of net sales) in the first quarter of 2003.

The weakening of the United States dollar in relation to the euro increased SG&A costs in the first quarter of 2004 compared to the first quarter of 2003 by approximately $1.1 million. SG&A costs increased approximately $1.1 million in the first quarter of 2004 compared to the first quarter of 2003 due to our acquisition of Knights Technology during the third quarter of 2003, $0.8 million related to depreciation and $0.7 million related to travel.  These increases were partially offset by a decrease in commissions and other miscellaneous services.

Amortization of Purchased Technology

Amortization of purchased technology increased to $1.4 million in the first quarter of 2004 compared to $1.2 million in the first quarter of 2003 due to the acquisitions of Knights Technology and Revise during the third quarter of 2003 and Emispec in the fourth quarter of 2003. Our purchased technology balance at April 4, 2004 was $25.7 million and current amortization of purchased technology is approximately $1.4 million per quarter, which could increase if we acquire additional technology.

Restructuring, Reorganization and Relocation

Restructuring, Reorganization and Relocation Summary

Our restructuring charges are based on estimates that are subject to change.  Workforce related charges could change because of shifts in timing, redeployment or changes in amounts of severance and outplacement benefits.  Facilities charges could change due to changes in sublease income. Our ability to generate sublease income is dependent upon lease market conditions at the time we negotiate the sublease arrangements. Variance from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

In addition to the charges in connection with our restructuring and reorganization plans, this line item includes costs related to relocating current employees.  The $0.2 million of charges in the first quarter of 2004 relate to employee relocation and are not part of a restructuring charge.

As a result of restructuring and other cost reduction efforts, as of April 4, 2004, we had reduced operating expenses and materials costs by approximately $9.0 million to $10.0 million per year compared to expense levels at the end of 2002.  These cost reductions, however, were offset by increased costs due to foreign currency fluctuations, increased salary costs (primarily in Europe), increased insurance expense, increased costs due to redundant operations while we transition manufacturing lines to the Brno site and consolidate our Hillsboro operations and increased costs due to our acquisitions.

Fourth Quarter 2002 Restructuring

During the fourth quarter of 2002, in response to the continuing global economic downturn, we recorded restructuring and reorganization charges related to our plan to consolidate operations, reduce excess leased facilities and reduce operating expenses.  Costs included in the restructuring charges consist of workforce reductions and other related costs, and facility and leasehold improvement charges related to future abandonment of various leased office and manufacturing sites in North America and Europe.

The following table summarizes, for the first quarter of 2004, the charges, write-offs and expenditures related to the fourth quarter 2002 restructuring charges (in thousands):

Thirteen Weeks Ended April 4, 2004	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs & Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	$—	$(314)	$(22)	$234
Abandoned leases, leasehold improvements and facilities	1,534	$—	(356)	(131)	1,047
	$2,104	$—	$(670)	$(153)	$1,281

Remaining cash expenditures for severance and related charges are expected to be paid throughout 2004.  The current estimate accrued for cash to be paid related to abandoned leases, leasehold improvements and facilities is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, valuation adjustments, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and a shareholder note receivable. Interest income decreased to $1.1 million in the first quarter of 2004 compared to $1.2 million in the first quarter of 2003. This decrease is the result of lower average interest rates, partially offset by increased average cash and investment balances, which was the result of our receipt of net proceeds of $145.9 million from our zero coupon convertible debt offering in June 2003.  See Liquidity and Capital Resources below for a discussion of the changes in our cash and investment balances during the first quarter of 2004.

Interest expense for both the 2004 and 2003 periods relates to our 5.5% convertible debt issued in August 2001.  The amortization of capitalized bond issuance costs related to both of our convertible debt issuances is also included as a component of interest expense.

Other income and expense consists of foreign currency gains and losses on transactions, hedging contracts and other miscellaneous items.  The $2.4 million decrease in other income was primarily due to a $2.7 million loss on our forward extra hedges that are marked to market on a quarterly basis.  We did not have this type of hedge in the first quarter of 2003.  However, in the fourth quarter of 2003, we recognized a $2.6 million gain on such hedges.

See also Item 3 Qualitative and Quantitative Disclosures about Market Risk below for a discussion of our foreign currency gains and losses and hedging activities.

Income Tax Expense

Our effective income tax rate was 35.0% in the first quarter of 2004 and 2003.  Our effective tax rate differs from the United States federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of the foreign export benefit, research and experimentation tax credits earned in the United States and other factors.

In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates in the United States and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the United States governing research and experimentation credits, the foreign export benefit, and other factors. In 2002, the World Trade Organization ruled against the United States tax policies covering United States exports and it is unclear what action, if any, the United States government may take in response to this ruling. We currently anticipate our 2004 effective tax rate to be approximately 35% due to the assumed expiration of the United States foreign export benefit and the change in mix of foreign versus Unites States business.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of April 4, 2004 consisted of $282.1 million of cash, cash equivalents, restricted cash and short-term investments, $20.8 million in non-current investments, $20.5 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations.  Restricted cash relates to bank guarantees that expire in 2004.  We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for the next 12 months and will likely be sufficient to meet our operating needs for the foreseeable future.

In the first quarter of 2004, cash and cash equivalents (including restricted cash) decreased $29.3 million to $207.2 million as of April 4, 2004 from $236.5 million as of December 31, 2003 primarily as a result of $14.3 million used by operations, the net purchase of $10.2 million of investments and marketable securities, $5.4 million used for the purchase of property, plant and equipment and $250,000 used for development of software, offset by $0.9 million of proceeds from the exercise of employee stock options.

Accounts receivable increased $20.8 million to $123.8 million as of April 4, 2004 from $103.0 million as of December 31, 2003 primarily due to the increase in total revenue discussed above, an increase in service billings, which are typically generated in the first quarter of each year, and a larger portion of our revenue occurring in the last month of the quarter in the first quarter of 2004 compared to the fourth quarter of 2003.  Partially offsetting these increases was a $1.0 million decrease related to changes in currency rates. Our days sales outstanding, calculated on a quarterly basis, was 108 days at April 4, 2004 compared to 97 days at December 31, 2003 and 109 days at March 30, 2003.

Inventories decreased $4.3 million to $98.0 million as of April 4, 2004 compared to $102.3 million as of December 31, 2003.  Of the decrease, $1.9 million was due to changes in currency rates with the remainder primarily due to an increase in finished goods shipments in the first quarter of 2004 compared to the fourth quarter of 2003.  Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.6 times and 2.4 times, respectively, for the quarters ended April 4, 2004 and March 30, 2003.

Expenditures for property, plant and equipment of $5.4 million in the first quarter of 2004 were primarily for customer evaluation systems. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development.  Our estimated total capital expenditures in 2004 will be approximately $20 million, primarily for development and introduction of new products.

Other assets, which include service inventories, capitalized software development costs, debt issuance costs, trademarks, patents, deposits and other long-term assets, increased $2.2 million to $56.9 million at April 4, 2004 compared to $54.7 million at December 31, 2003. Significant components of other assets are summarized as follows (in thousands):

	Balance at December 31, 2003	Additions	Amorti- zation and write-offs	Balance at April 4, 2004
Service inventories	$26,979	$3,238	—	$30,217
Capitalized software development costs	$9,214	$250	$(1,164)	$8,300
Debt issuance costs	$7,567	$20	$(413)	$7,174
Trademarks, patents and other intangible assets	$5,264	$206	$(198)	$5,272

The increase in service inventories is primarily for service requirements related to certain sales that occurred in the first quarter of 2004.  We expect to continue to invest in software development as we develop new software for our existing products and for our new products under development.

We maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the United States, a $2.9 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries.  In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the United States and a $2.6 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees.  At April 4, 2004, we had outstanding standby letters of credit and bank guarantees totaling approximately $9.5 million to secure customer advance deposits. We also had outstanding at April 4, 2004, $6.6 million of foreign bank guarantees that are secured by cash balances.  At April 4, 2004, a total of $20.5 million was available under these facilities.

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

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do, and may price their products very aggressively. A substantial investment is required by customers to install and integrate capital equipment into a production line. As a result, once a manufacturer has selected a particular vendor’s capital equipment, the manufacturer generally relies on that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor’s capital equipment, we expect to experience difficulty selling to that customer for a significant period of time.

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

Our continued success will depend, in part, on our ability to continue to attract and retain key managerial, engineering and technical personnel. In particular, we depend on our Chief Executive Officer, President and Chairman of our Board of Directors, Vahé A. Sarkissian. The loss of key personnel could have a material adverse effect on our business, prospects, financial condition or results of operations. Our growth will be dependent on our ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult, and we cannot assure you that our recruiting efforts will be successful. In particular, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for such talent is intense.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

As of April 4, 2004, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics NV, owned approximately 25% of our outstanding common stock. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

•                  any merger, consolidation or sale of all or substantially all of our assets;

•                  the election of members to our board of directors; and

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

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the stage of the build cycle reached. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We did not have significant order cancellations during the quarter ended April 4, 2004 or during the year ended December 31, 2003.

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

The industries in which we sell our products are cyclical, which may cause our results of operations to fluctuate.

Our business depends in large part on the capital expenditures of industry and institute, semiconductor and data storage customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Thirteen Weeks Ended
	April 4, 2004	March 30, 2003
Industry and Institute	48.5%	50.2%
Semiconductor	40.5%	41.6%
Data Storage	11.0%	8.2%
	100.0%	100.0%

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

The global downturn in general economic conditions and in the markets for our customers’ products, which began in 2002 and continued into 2003, resulted in a reduction in demand for some of our products. We experienced the effects of the global economic downturn in many areas of our business. During this downturn and any subsequent downturns, we cannot assure you that our sales or margins will not decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development or capital equipment requirements.  As such, we may experience gross margin erosion and a decline in our earnings.

Our customers experience rapid technological changes, which requires us to keep pace with such developments and we may be unable to introduce new products on a timely basis.

The data storage, semiconductor and industry and institute industries experience rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends in large part on our ability to develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by competitors could cause a decline in our sales or a loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition resulting in lower margins, which could materially adversely affect our business, prospects, financial condition and results of operations.

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

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers’ changing needs and emerging technological trends and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. For example, we have invested significant resources in the development of three dimensional metrology products for semiconductor wafer manufacturing. If 3D metrology is not widely accepted or if we fail to develop products that are accepted by the marketplace, our long-term growth could be diminished. Further, after a product is developed, we must be able to manufacture sufficient volume quickly and at low cost. To accomplish this objective, we must accurately forecast production volumes, mix of products and configurations that meet customer requirements. If we are not successful in making accurate forecasts, our business and results of operations could be significantly harmed.

Because we have significant operations outside of the United States, we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products.

In the first quarter of 2004 and in all of 2003, approximately 62% and 65%, respectively, of our revenues came from outside of the United States.  Since a significant portion of our operations do occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 27% of our sales in the first quarter of 2004 and approximately 30% of our sales in all of 2003 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Our exposure to the business risks presented by Asian economies and other foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

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

During 2003 and continuing in 2004, we have been transferring certain of our manufacturing activities from our Peabody, Massachusetts facility to our Hillsboro, Oregon facility and from our Hillsboro, Oregon and Eindhoven, the Netherlands facilities to our Brno, Czech Republic facility. These transfers might take longer, incur more expense or suffer other logistical and knowledge transfer problems than we expect. As a result, we may not be able to manufacture our tools as well or as quickly as in the past. These delays could disrupt our sales efforts and harm our customer relationships. If we incur increased expenses, our results of operations could be materially adversely affected.

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

We also may face greater exposure to claims of infringement in the future because PBE no longer is our majority shareholder. As a result of PBE’s reduction of ownership of our common stock in 2001, we no longer receive the benefit of many of the Philips patent cross-licenses that we previously received.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 62% of our sales from foreign countries in the first quarter of 2004 and approximately 65% in all of 2003. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. At April 4, 2004, we had total convertible long-term debt of approximately $295.0 million, which could all become due and payable between June and August 2008.

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

We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions.  We also enter into various forward exchange contracts to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe. We mark to market any contracts that are not realized in a given quarter. The unrealized losses related to these contracts totaled $2.7 in the first quarter of 2004 and are included as a component of other income. We had an unrealized gain on such hedges totaling $2.6 million in the fourth quarter of 2003.  Other income may fluctuate significantly on a quarterly basis due to the timing of these hedges and their related accounting treatment.  In addition, at times, we will incur mark-to-market gains and losses related to contracts that expire in subsequent periods. Accordingly, the related impact to operating margin may be realized in a different period than the mark-to-market gain or loss. The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate.  The hedges have a bias to protect us as the dollar weakens, but also provide us some flexibility if the dollar strengthens.

The data storage industry is a relatively new and developing market for us and may not develop as quickly or as much as we expect.

In the first quarter of 2004 and all of 2003, net sales to the data storage industry accounted for approximately 11% and 7%, respectively, of our total net sales, and we expect sales to this industry to be an important contributing factor to future growth in our total sales. The data storage industry is a newer market for our products than the other markets that we serve and, as a result, involves greater uncertainties. For example, although we view the data storage market as a growth market, the market may never fully develop as we expect, or alternative technologies or tools may be introduced. In addition, the data storage market recently has experienced a significant amount of consolidation. As a result, our customers in the data storage industry are becoming greater in size and fewer in number, so that the loss of any single customer would have a greater adverse impact on our results of operations.

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

In addition, because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from sales in that geographic region.  Our raw materials, labor and other manufacturing costs are primarily denominated in United States dollars, euros and Czech korunas.  This situation negatively affects our gross margins and results of operations when the dollar weakens in relation to the euro or koruna.  A strengthening of the dollar in relation to the euro or koruna would have a positive effect on our reported results of operations.  Movement of Asian currencies in relation to the dollar and euro also can affect our reported sales and results of operations because we derive more revenue than we incur costs from the Asia-Pacific region. In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in the first quarter of 2004 by $2.4 million.  Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $17.4 million as of April 4, 2004.

Risk Mitigation

Balance Sheet Related

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts to reduce the risk that our future cash flows will be adversely affected by changes in exchange rates.  We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions.

Manufacturing and Operating Expense Related

Beginning in July 2003, we entered into various forward exchange contracts to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe. The foreign exchange hedging structure we have set up has a nine-month horizon.  We mark-to-market any contracts that are not realized in a given quarter. The unrealized losses related to these contracts totaled $2.7 million in the first quarter of 2004 and are included as a component of other income.  We had an unrealized gain on such hedges totaling $2.6 million in the fourth quarter of 2003.  Other income may fluctuate significantly on a quarterly basis due to the timing of these hedges and their related accounting treatment.  At times, we will incur mark-to-market gains and losses related to contracts that expire in subsequent periods.  Accordingly, the related impact to operating margin may be realized in a different period than the mark-to-market gain or loss.  The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate.  The hedges have a bias to protect us as the dollar weakens, but also provide us some flexibility if the dollar strengthens.

As of April 4, 2004, the aggregate notional amount of our outstanding foreign exchange contracts was $108.9 million and they have varying maturities through December, 2004.

Holding other variables constant, if the United States dollar weakened by 10%, the market value of foreign currency contracts outstanding as of April 4, 2004 would increase by approximately $10.2 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged.  A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, offset again by the revaluation of the transactions being hedged.

We do not enter into derivative financial instruments for speculative purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investments.  Since we have no variable interest rate debt outstanding at April 4, 2004, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percentage point increase in interest rates.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of April 4, 2004, we held cash and cash equivalents of $194.1 million and restricted cash of $13.1 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income by approximately $2.1 million assuming our cash and cash equivalent balances at April 4, 2004 remained constant.  Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of April 4, 2004, we held short and long-term fixed rate investments of $95.7 million that consisted of corporate notes and bonds and government-backed securities.  An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity.  Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates.  A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $1.0 million assuming our investment balances at April 4, 2004 remained constant.  The following summarizes our investments, weighted average yields and expected maturity dates as of April 4, 2004 (dollars in thousands):

	Maturing in:
	2004	2005	2006	Total
Corporate notes and bonds	$40,577	$14,457	$4,338	$59,372
Weighted average yield	2.37%	2.36%	2.32%	2.36%

Government backed securities	$34,325	$1,002	$1,006	$36,333
Weighted average yield	1.52%	1.92%	1.33%	1.53%

Total investment securities	$74,902	$15,459	$5,344	$95,705

Fair Value of Fixed Rate Debt

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At April 4, 2004, we had $295.0 million of long-term fixed interest rate debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $296.8 million at April 4, 2004.

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

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation. (1)
3.2	Amended and Restated Bylaws, as amended on April 17, 2003. (2)
4.1	Indenture, dated as of June 13, 2003, between FEI and BNY Western Trust Company, a California state chartered banking corporation. (3)
4.2	Form of Note (included in Exhibit 4.1). (3)
4.3	Registration Rights Agreement, dated as of June 13, 2003, between FEI and the original purchasers named therein. (3)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended September 28, 2003.

(2)                                  Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003.

(3)                                  Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended June 29, 2003.

(b)                                  Reports on Form 8-K

A current report on Form 8-K was furnished to the Securities and Exchange Commission on February 4, 2004 to report financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: May 14, 2004	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chief Executive Officer and President
(Principal Executive Officer)

/s/ ROBERT S. GREGG
Robert S. Gregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)