Form 10-Q
period 2004-07-04
FEI CO
filed 2004-08-13
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

Yes ☒  No  ☐

The number of shares of common stock outstanding as of August 9, 2004 was 33,259,393.

FEI COMPANY

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 4, 2004	December 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$201,002	$224,230
Short-term investments in marketable securities	72,086	63,480
Restricted cash	12,901	12,258
Receivables, net of allowances for doubtful accounts of $3,898 and $5,020	122,638	103,030
Current receivable from Accurel	645	532
Inventories	92,231	102,315
Deferred tax assets	22,425	14,235
Other current assets	14,654	13,155
Total Current Assets	538,582	533,235

Non-current investments in marketable securities	25,306	22,068
Long-term receivable from Accurel	1,029	1,170
Property and equipment, net of accumulated depreciation of $49,728 and $51,671	72,387	69,392
Purchased technology, net of accumulated amortization of $23,873 and $21,046	24,278	27,105
Goodwill	41,433	41,423
Other assets, net	56,216	54,665
Total Assets	$759,231	$749,058

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$29,658	$35,422
Current account with Philips	2,550	4,223
Accrued payroll liabilities	8,538	8,285
Accrued warranty reserves	9,588	10,500
Deferred revenue	35,156	29,963
Income taxes payable	372	3,108
Accrued restructuring, reorganization and relocation	1,478	2,104
Other current liabilities	19,326	17,057
Total Current Liabilities	106,666	110,662

Convertible debt	295,000	295,000
Deferred tax liabilities	11,565	2,662
Other liabilities	4,243	4,441

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding
Common stock - 70,000 shares authorized; 33,259 and 33,153 shares issued and outstanding	310,094	308,509
Note receivable from shareholder	(1,550)	(1,506)
Retained earnings	10,444	5,504
Accumulated other comprehensive income	22,769	23,786
Total Shareholders’ Equity	341,757	336,293
Total Liabilities and Shareholders’ Equity	$759,231	$749,058

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003

Net Sales:
Products	$86,350	$71,708	$170,624	$138,659
Products - related party	201	(1,041)	201	(1,039)
Service	21,709	18,965	42,197	37,234
Service - related party	208	171	540	391
Total net sales	108,468	89,803	213,562	175,245

Cost of Sales:
Products	49,569	40,305	98,969	79,383
Services	15,138	12,496	28,801	23,829
Total cost of sales	64,707	52,801	127,770	103,212

Gross Profit	43,761	37,002	85,792	72,033

Operating Expenses:
Research and development	13,131	10,065	26,698	20,859
Selling, general and administrative	22,764	18,448	42,878	37,190
Amortization of purchased technology	1,413	1,205	2,826	2,409
Restructuring, reorganization and relocation	488	1,505	707	1,505
Total operating expenses	37,796	31,223	73,109	61,963

Operating Income	5,965	5,779	12,683	10,070

Other Income (Expense):
Interest income	1,288	1,168	2,351	2,361
Interest expense	(2,611)	(4,146)	(5,079)	(6,596)
Other, net	57	(763)	(2,355)	(903)
Total other expense, net	(1,266)	(3,741)	(5,083)	(5,138)

Income before income taxes	4,699	2,038	7,600	4,932
Income tax expense	1,645	713	2,660	1,726
Net income	$3,054	$1,325	$4,940	$3,206

Basic net income per share	$0.09	$0.04	$0.15	$0.10

Diluted net income per share	$0.09	$0.04	$0.14	$0.10

Shares used in per share calculations:
Basic	33,241	32,860	33,213	32,803
Diluted	34,205	33,606	34,195	33,514

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003

Net income	$3,054	$1,325	$4,940	$3,206
Other comprehensive income:
Foreign currency translation gain (loss) adjustment, zero taxes provided	1,140	7,658	(1,267)	9,000
Adjustment for fair value of derivatives	250	—	250	—
Comprehensive income	$4,444	$8,983	$3,923	$12,206

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003

Cash flows from operating activities:
Net income	$4,940	$3,206
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	7,570	6,180
Amortization	6,180	4,297
Loss on retirement of fixed assets	124	6
Gain on non-monetary transaction	(636)	—
Non-cash interest income from shareholder note receivable	(44)	—
Expenses incurred on bond redemption	—	1,590
Deferred income taxes	714	5,165
Tax benefit of non-qualified stock options exercised	289	265
(Increase) decrease in:
Receivables	(21,190)	(7,459)
Current account with Accurel	182	784
Inventories	8,855	(2,419)
Other assets	(5,329)	(2,692)
Increase (decrease) in:
Accounts payable	(6,321)	(3,006)
Current account with Philips	(2,881)	(457)
Accrued payroll liabilities	371	(342)
Accrued warranty reserves	(807)	(5,725)
Deferred revenue	5,423	(3,898)
Income taxes payable	(2,546)	(7,453)
Accrued restructuring, reorganization and relocation	(618)	329
Other liabilities	2,245	(470)
Net cash used by operating activities	(3,479)	(12,099)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(9,072)	(15,082)
Investment in software development	(441)	(1,993)
Purchase of investments in marketable securities	(43,905)	(67,996)
Redemption of investments in marketable securities	31,477	75,152
Acquisition of patents	(197)	(224)
Acquisition of businesses, net of cash acquired	(17)	(200)
Net cash used in investing activities	(22,155)	(10,343)

Cash flows from financing activities:
Proceeds from issuance of zero coupon convertible notes, net of expenses	—	145,875
Redemption of 5.5% convertible notes	—	(31,366)
Purchase of convertible note hedge, net of warrant issued	—	(23,872)
Proceeds from exercise of stock options and employee stock purchases	1,296	1,770
Increase in bank guarantees	(643)	—
Net cash provided by financing activities	653	92,407

Effect of exchange rate changes	1,753	(1,101)
Increase (decrease) in cash and cash equivalents	(23,228)	68,864

Cash and cash equivalents:
Beginning of period	224,230	167,423
End of period	$201,002	$236,287

Supplemental Cash Flow Information:
Cash paid for taxes	$3,338	$3,999
Cash paid for interest	3,988	6,178

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      NATURE OF BUSINESS

FEI Company is a leading supplier of products that enable research, development and the manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services. Our products and systems include hardware and software for focused ion beam systems, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS, stylus nanoprofilometry imaging systems, or SNPs, and CAD navigation and yield management software. TEMs, SEMs and SIMS systems collectively comprise our electron optics segment products. DualBeams, FIBs, SNPs and CAD navigation and yield management software products collectively comprise our microelectronics segment products.

2.                                      BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of FEI Company and all of our wholly-owned subsidiaries (“FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included.  The results of operations for the thirteen and twenty-six weeks ended July 4, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, income tax related contingencies, the valuation of businesses acquired and related in-process research and development and other intangibles, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles, software development costs and goodwill and the timing of revenue recognition and stock-based compensation.

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

Had compensation expense for our stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant or issuance, our net income and net income per share would have been reduced to the following amounts (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net income, as reported	$3,054	$1,325	$4,940	$3,206
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,361)	(2,145)	(4,736)	(4,065)
Net income (loss), pro forma	$693	$(820)	$204	$(859)
Basic net income (loss) per share:
As reported	$0.09	$0.04	$0.15	$0.10
Pro forma	$0.02	$(0.02)	$0.01	$(0.02)
Diluted net income (loss) per share:
As reported	$0.09	$0.04	$0.14	$0.10
Pro forma	$0.02	$(0.02)	$0.01	$(0.02)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

		Thirteen and Twenty-Six Weeks Ended
		July 4, 2004	June 29, 2003
Risk-free interest rate		1.20% - 3.60%	2.52% - 3.75%
Expected dividend yield		0%	0%
Expected lives	- option plans	5.73 - 5.80 years	5.26 years
	- ESPP	6 months	6 months
Expected volatility		76% - 77%	78%

4.                                      RISK MANAGEMENT AND DERIVATIVES

We are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivatives to manage financial exposures that occur in the normal course of business. We do not hold or issue derivatives for trading or speculative purposes. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives either to assets and liabilities recorded on the balance sheet or to forecasted transactions. Derivatives entered into by us that are linked to forecasted transactions have been designated as cash flow hedges commencing April 5, 2004.

All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets, and unrealized loss positions are recorded as other current liabilities as all maturity dates are less than one year. Changes in fair values of outstanding derivatives that are designated as cash flow hedges and are highly effective are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. Changes in the fair value of derivatives either not designated or effective as hedging instruments are recognized in earnings in the current period and primarily relate to derivatives linked to specific non-functional currency denominated assets and liabilities on the balance sheet.  Prior to the second quarter of fiscal 2004, the change in fair value of all derivatives was recorded in current period net income as none of our derivatives had been designated as hedging instruments   under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed.

Derivatives used by us to hedge foreign currency exchange risks are foreign forward extra contracts, which are a combination of foreign exchange contracts and options. These instruments protect against the risk that the eventual net cash inflows from foreign currency denominated transactions will be adversely affected by changes in exchange rates beyond a range specified at the inception of the hedging relationship.  We hedge up to 90% of anticipated U.S. dollar denominated sales of our foreign subsidiaries for a rolling nine-month period.

As of April 5, 2004, all forward extra contracts entered into by us to hedge forecasted transactions qualified for, and were designated as, foreign-currency cash flow hedges. Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income in the quarter that the related derivative matures. Results of hedges are recorded as cost of sales when the underlying hedged transaction affects net income.

Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of July 4, 2004, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions is nine months.  We formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We assess effectiveness of options based on the total cash flows method and record total changes in the options’ fair value to other comprehensive income to the degree the options are effective.

We prospectively discontinue hedge accounting when (i) we determine that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate. If we discontinue hedge accounting, the gains and losses that were accumulated in other comprehensive income or loss will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current-period net income.  Any hedge ineffectiveness is recorded in current-period net income. Effectiveness for cash flow hedges is assessed based on forward rates.

Realized losses related to cash flow hedges recorded in cost of sales totaled $0.2 million for both the thirteen weeks and twenty-six weeks ended July 4, 2004.  No realized gains or losses were recorded for the thirteen or twenty-six weeks ended June 29, 2003, as no forward extra transactions were open for these periods.  As of July 4, 2004, $0.3 million of deferred net gains on outstanding derivatives had been recorded to other comprehensive income and are expected to be reclassified to net income during the next nine months as a result of underlying hedged transactions also being recorded in net income.  No such amounts had been recorded as of December 31, 2003.

For the quarter ended July 4, 2004, we recorded no gain or loss in other income/expense due to ineffectiveness of derivatives. We recorded no gain or loss in the quarter ended July 4, 2004 due to discontinued hedge accounting.

Prior to April 5, 2004, realized and unrealized gains and losses related to the foreign forward extra contracts were recorded in other income/expense in the current period as they did not meet the hedge requirements of SFAS No. 133.  We recorded an unrealized loss for such contracts of $2.7 million and a realized gain of $1.4 million for the thirteen weeks ended April 4, 2004.  No unrealized gains or losses were recorded for the thirteen or twenty-six weeks ended June 29, 2003.

Other Derivatives

Changes in fair value of foreign forward exchange contracts entered into to mitigate the foreign exchange risks related to non-functionally denominated cash, receivables and payables are recorded in other income/expense currently together with the transaction gain or loss from the hedged balance sheet position. Excluding forward extra contracts, foreign exchange gains/losses were insignificant for the thirteen weeks ended July 4, 2004 compared to a net loss of $0.8 million for the thirteen weeks ended June 29, 2003.  For the twenty-six weeks ended July 4, 2004, we recorded a net loss of $1.1 million compared to a net loss of $0.9 million for the twenty-six weeks ended June 29, 2003.

5.                                      RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

6.                                      EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Shares used for basic EPS	33,241	32,860	33,213	32,803
Dilutive effect of stock options calculated using the treasury stock method	964	746	982	711
Shares used for diluted EPS	34,205	33,606	34,195	33,514

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	1,989	1,827	1,765	1,886
Convertible debt	8,457	8,457	8,457	8,457

7.                                      BANK GUARANTEES AND RESTRICTED CASH

At July 4, 2004 and December 31, 2003, we had outstanding standby letters of credit and bank guarantees totaling approximately $17.1 million and $16.1 million, respectively.  Restricted cash related to these letters of credit and bank guarantees totaled $12.9 million and $12.3 million at July 4, 2004 and December 31, 2003, respectively.  Restricted cash is recorded as a current asset on our condensed consolidated balance sheets as the guarantees expire within twelve months of the balance sheet dates.

8.                                      FACTORING OF ACCOUNTS RECEIVABLE

In the second quarter of 2004, we entered into agreements under which we sold $5.2 million of our accounts receivable at a discount to unrelated third party financiers without recourse.  The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial in the first and second quarters of 2004, are recorded in our statement of operations as other expense.  No factoring agreements were entered into in the first two quarters of 2003.

9.                                      INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories that exceed the estimated requirements for the next 12 months based on recent usage levels are reported as other long-term assets. Management has established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory.

Inventories consisted of the following (in thousands):

	July 4, 2004	December 31, 2003
Raw materials and assembled parts	$30,794	$37,131
Service inventories, estimated current requirements	10,829	9,787
Work-in-process	38,691	36,342
Finished goods	17,380	25,525
	97,694	108,785
Valuation adjustment for excess and obsolete inventory	(5,463)	(6,470)
Total inventories	$92,231	$102,315

Service inventories included in other assets, net	$30,934	$26,279

We disposed of inventory and charged the cost against the related excess and obsolete inventory valuation adjustment in the amount of $1.4 million and $2.2 million in the thirteen and twenty-six weeks ended July 4, 2004, respectively, and $0.8 million and $1.5 million in the thirteen and twenty-six weeks ended June 29, 2003, respectively. We also disposed of service inventories and charged the cost against the related excess and obsolete inventory valuation adjustment in the amount of $0.7 million and $1.8 million during the thirteen and twenty-six weeks ended July 4, 2004, respectively, and $1.0 million and $3.2 million in the thirteen and twenty-six weeks ended June 29, 2003, respectively.

10.                               MATURITIES OF NON-CURRENT INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities are classified as held-to-maturity based on our intent and ability to hold them to their maturity. As such, they are recorded at their amortized cost.  We do not believe that investments for which market values are less than cost due to market fluctuations will result in realized losses. Non-current investments in marketable securities at July 4, 2004 mature as follows (in thousands):

	2 years	3 years	Total
Government-backed securities	$4,504	$5,016	$9,520
Corporate notes and bonds	10,441	5,345	15,786
	$14,945	$10,361	$25,306

11.                               GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The roll-forward of our goodwill is as follows (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003
Balance, beginning of period	$41,423	$32,859
Goodwill acquired:
Current period acquisitions	—	—
Milestone payments	—	200
Adjustments to goodwill	10	(24)
Balance, end of period	$41,433	$33,035

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries, as well as adjustments to the purchase price allocation of previous acquisitions.

At July 4, 2004 and December 31, 2003, our other intangible assets included purchased technology, capitalized software and patents, trademarks and other intangible assets.  The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	July 4, 2004	December 31, 2003
Purchased technology	5 to 12 years	$48,151	$48,151
Accumulated amortization		(23,873)	(21,046)
		$24,278	$27,105

Capitalized software	3 years	$17,325	$16,950
Accumulated amortization		(9,904)	(7,736)
		7,421	9,214

Patents, trademarks and other	2 to 15 years	6,263	5,990
Accumulated amortization		(1,140)	(726)
		5,123	5,264

Bond issuance costs	5 to 7 years	10,732	10,711
Accumulated amortization		(3,970)	(3,144)
		6,762	7,567
Total intangible assets included in other assets, net		$19,306	$22,045

Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003
Purchased technology	$2,827	$2,409
Capitalized software	2,113	1,378
Patents, trademarks and other	414	102
Bond issuance costs	826	408
	$6,180	$4,297

Amortization is as follows over the next five years (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Bond Issuance Costs
Remainder of 2004	$2,827	$3,510	$464	$827
2005	5,653	3,711	784	1,652
2006	5,048	147	730	1,652
2007	3,839	53	636	1,652
2008	3,839	—	608	979
Thereafter	3,072	—	1,901	—
	$24,278	$7,421	$5,123	$6,762

12.                               WARRANTY RESERVES

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost primarily is based on our history of warranty repairs and maintenance as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology.  While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past.  Our estimated warranty costs are reviewed and updated on a quarterly basis.  Changes to the reserve occur as volume, product mix and warranty costs fluctuate.  The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003
Balance, beginning of period	$10,500	$13,630
Reductions for warranty costs incurred	(5,834)	(7,560)
Warranties issued	5,035	4,958
Adjustments and changes in estimates	(113)	529
Balance, end of period	$9,588	$11,557

13.                               RESTRUCTURING, REORGANIZATION AND RELOCATION

Our remaining restructuring accruals relate to our fourth quarter 2002 restructuring activities as well as $0.5 million related to the abandonment of a lease in the second quarter of 2004. Remaining cash expenditures for severance and related charges of approximately $0.2 million are expected to be paid throughout 2004. The current estimate accrued for cash to be paid related to abandoned leases, leasehold improvements and facilities of $1.3 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

The following table summarizes the charges, expenditures and write-offs and adjustments in the first two quarters of 2004 related to our restructuring charges (in thousands):

Twenty-Six Weeks Ended July 4, 2004	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	—	$(314)	$(32)	$224
Abandoned leases, leasehold improvements and facilities	1,534	$458	$(607)	$(131)	$1,254
	$2,104	$458	$(921)	$(163)	$1,478

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

14.                               COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows (in thousands):

	July 4, 2004	December 31, 2003
Cumulative translation adjustments	$22,519	$23,786
Net deferred gain on hedge derivatives	250	—
	$22,769	$23,786

15.                               RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock. The following table summarizes our transactions with Philips (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Amounts Received from Philips
Reimbursement by Philips of certain pension costs	$—	$169	$—	$420

Amounts Paid to Philips
Subassemblies and other materials purchased from Philips	$4,570	$2,715	$6,480	$4,373
Facilities leased from Philips	47	112	90	510
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	124	461	242	672
Research and development services provided by Philips	1,125	2,229	2,333	2,578
	$5,866	$5,517	$9,145	$8,133

Current accounts with Philips represent accounts receivable and accounts payable between us and Philips’ units. Most of the current account transactions relate to deliveries of goods, materials and services.  Current accounts with Philips consisted of the following (in thousands):

	July 4, 2004	December 31, 2003
Current accounts receivable	$383	$266
Current accounts payable	(2,933)	(4,489)
Net current accounts with Philips	$(2,550)	$(4,223)

Accurel

Our Chief Executive Officer, President and Chairman of our Board of Directors owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), an analytical services provider to the semiconductor and data storage markets.  We have sold equipment and related services and have provided certain other services to Accurel.

The following information relates to the amounts due to us from Accurel as of July 4, 2004 for two systems sold to them in 2002:

	System 1	System 2
Amount remaining due (in thousands)	$1,306	$60
Final payment due	March 2006	August 2004
Interest rate	7.0%	6.5%
Current on payments	Yes	Yes

Also included in current receivables from Accurel at July 4, 2004 is $0.3 million related to parts and service sales.

Atos Origin

We purchase information technology consulting, data processing, network management and other services from Atos Origin, a company that is partially owned by Philips. Services purchased from Atos Origin totaled $0.5 million and $1.3 million in the twenty-six weeks ended July 4, 2004 and June 29, 2003, respectively.

Sales to Related Parties

Both Accurel and certain Philips business units purchase our products and services for their own use.  In addition, we have sold products and services to LSI Logic Corporation, the Chairman and Chief Executive Officer of which serves on our Board of Directors. Sales to Philips, Accurel and LSI Logic were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Product sales:
Accurel	$—	$(1,050)	$—	$(1,050)
Philips	201	9	201	11
Total product sales	201	(1,041)	201	(1,039)

Service sales:
Accurel	$105	$89	$338	$258
LSI Logic	108	82	207	108
Philips	(5)	—	(5)	25
Total service sales	208	171	540	391
Total sales to related parties	$409	$(870)	$741	$(648)

Stock Purchase Loan

On June 25, 1998, we loaned our Chief Executive Officer, President and Chairman of our Board of Directors $1.1 million for the purchase of restricted stock.  We recorded interest income on this loan totaling $22,000 and $44,000 in the thirteen and twenty-six weeks ended July 4, 2004, respectively.  Accrued interest totaled $0.4 million at July 4, 2004 and December 31, 2003. The loan accrues interest at 5.75% per annum.  Principal and accrued interest is due on June 25, 2005.

16.                               COMMITMENTS AND CONTINGENCIES

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

We participate in third party equipment lease financing programs with United States financial institutions for a small portion of products sold.  In these circumstances, the financial institution purchases our equipment and then leases it to a third party.  Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment, should the financial institutions reacquire it.  We added $0.1 million of such guarantees during the twenty-six weeks ended July 4, 2004. As of July 4, 2004, we had outstanding guarantees under these lease financing programs of $2.8 million related to lease transactions.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $16.8 million at July 4, 2004.  These commitments expire at various times through December 2004.

17.                               SEGMENT INFORMATION

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

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Micro- elec- tronics	Electron Optics	Com- ponents	Service	Corporate and Elimina- tions	Total
Thirteen Weeks Ended July 4, 2004
Sales to external customers	$54,410	$29,478	$2,663	$21,917	$—	$108,468
Inter-segment sales	553	3,680	1,405	862	(6,500)	—
Total sales	54,963	33,158	4,068	22,779	(6,500)	108,468
Operating income (loss)	9,938	(5,728)	239	3,853	(2,337)	5,965

Thirteen Weeks Ended June 29, 2003
Sales to external customers	$38,514	$30,242	$2,080	$18,967	$—	$89,803
Inter-segment sales	823	2,078	1,274	—	(4,175)	—
Total sales	39,337	32,320	3,354	18,967	(4,175)	89,803
Operating income (loss)	9,316	(4,844)	997	4,864	(4,554)	5,779

	Micro- elec- tronics	Electron Optics	Com- ponents	Service	Corporate and Elimina- tions	Total
Twenty-Six Weeks Ended July 4, 2004
Sales to external customers	$96,763	$68,779	$5,615	$42,405	$—	$213,562
Inter-segment sales	929	3,833	2,907	1,215	(8,884)	—
Total sales	97,692	72,612	8,522	43,620	(8,884)	213,562
Operating income (loss)	14,197	(5,634)	777	8,364	(5,021)	12,683

Twenty-Six Weeks Ended June 29, 2003
Sales to external customers	$68,375	$65,655	$3,979	$37,236	$—	$175,245
Inter-segment sales	1,458	4,956	3,260	—	(9,674)	—
Total sales	69,833	70,611	7,239	37,236	(9,674)	175,245
Operating income (loss)	10,013	(3,799)	872	9,481	(6,497)	10,070

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, charges for in-process research and development, merger costs, and restructuring and reorganization costs are not allocated to our business segments.   Operating income (loss) in the thirteen and twenty-six weeks ended June 29, 2003 have been reclassified to conform with the current year practice of allocating amortization of purchased technology to individual segments.

None of our customers represented 10% or more of our total sales in the thirteen and twenty-six week periods ended July 4, 2004 or June 29, 2003.

18.                               AMENDMENTS TO STOCK PLANS

At our Annual Meeting of Shareholders, which was held on May 20, 2004, our shareholders approved amendments to our 1995 Stock Incentive Plan (i) to increase the number of shares of our common stock reserved for issuance under the plan from 6,000,000 to 7,000,000; (ii) to increase the number of shares automatically granted to directors under the plan and (iii) to permit all non-employee directors to receive automatic stock option grants under the plan.  In addition, the shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 950,000 to 1,450,000.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations and expenditures; factors affecting our 2004 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, or anticipated performance of products or services; any statements regarding planned capital expenditures; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. We provide a cautionary discussion of risks and uncertainties relevant to our businesses under the section titled “Cautionary Factors that May Affect Future Results.” These items are factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

Summary of Products

We are a leading supplier of products that enable the research, development and manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. We serve the semiconductor, data storage and industry and institute markets, where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services. Our products and systems include hardware and software for focused ion beams, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS, stylus nanoprofilometry imaging systems, or SNPs, and CAD navigation and yield management software. TEMs, SEMs and SIMS systems collectively comprise our electron optics segment products. DualBeams, FIBs, SNPs and CAD navigation and yield management software products collectively comprise our microelectronics segment products.

Overview

We achieved record quarterly revenues in the second quarter of 2004, with significant increases from the first quarter in both the semiconductor and data storage markets outweighing reduced revenue in the industry and institute market.  Our semiconductor customers continue to adopt our tools for high resolution analysis and our business has grown as the semiconductor industry is recovering from a downturn in recent years. Manufacturers of thin-film heads in the data storage market, which spent most of 2003 evaluating our Certus-3D product, are now moving into production with the new tools. Revenue in the industry and institute market declined from higher than expected first quarter results.

Gross margins increased slightly in the quarter, where increases in product gross margins were somewhat offset by reductions in our service gross margins. Our operating expense increased in the quarter due to higher than expected sales costs, which resulted from higher than expected revenue, and additional expenses incurred to comply with the new corporate governance requirements.

While currency fluctuations continue to affect our operating results and create volatility, we have established a hedging program, under which certain derivative contracts are designated as hedging instruments pursuant to current accounting requirements. The impact of recording the unrealized gains and losses on our statement of operations related to the changes in fair value of these derivative contracts will cease as long as they continue to meet the requirements to be designated as a hedge. We will now be able to match realized gains and losses pertaining to these derivative contracts with the actual economic gains and losses of the underlying hedge transaction in the appropriate line items of our statement of operations.  See also Item 3. Quantitative and Qualitative Disclosures about Market Risks below.

Prospects for 2004

For the remainder of 2004, we expect that our financial results will continue to be affected by the health and capital spending of the semiconductor and data storage industries, the emergence of nanotechnology research markets, competition and associated pricing pressures in all markets, as well as customer adoption of our products in new markets, material cost and our ability to mitigate the impact of fluctuations in currency exchange rates.

Critical Accounting Policies and the Use of Estimates

Except as discussed below, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 15, 2004.

Accounting for Derivatives

We use foreign forward extra contracts (a combination of forward exchange and option contracts) to hedge certain anticipated foreign currency exchange transactions.  When specific criteria required by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income/expense during the quarter in which such changes occur.

We also use foreign forward exchange contracts to mitigate the foreign currency exchange impact of our cash, receivables and payables denominated in foreign currencies.  These derivatives do not meet the criteria for hedge accounting. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) July 4, 2004		Thirteen Weeks Ended(1) June 29, 2003
Net sales	$108,468	100.0%	$89,803	100.0%
Cost of sales	64,707	59.7	52,801	58.8
Gross profit	43,761	40.3	37,002	41.2
Research and development	13,131	12.1	10,065	11.2
Selling, general and administrative	22,764	21.0	18,448	20.5
Amortization of purchased technology	1,413	1.3	1,205	1.3
Restructuring, reorganization and relocation	488	0.4	1,505	1.7
Operating income	5,965	5.5	5,779	6.4
Other expense, net	(1,266)	(1.2)	(3,741)	(4.2)
Income before income taxes	4,699	4.3	2,038	2.3
Income tax expense	1,645	1.5	713	0.8
Net income	$3,054	2.8%	$1,325	1.5%

	Twenty-Six Weeks Ended(1) July 4, 2004		Twenty-Six Weeks Ended(1) June 29, 2003
Net sales	$213,562	100.0%	$175,245	100.0%
Cost of sales	127,770	59.8	103,212	58.9
Gross profit	85,792	40.2	72,033	41.1
Research and development	26,698	12.5	20,859	11.9
Selling, general and administrative	42,878	20.1	37,190	21.2
Amortization of purchased technology	2,826	1.3	2,409	1.4
Restructuring, reorganization and relocation	707	0.3	1,505	0.9
Operating income	12,683	5.9	10,070	5.7
Other expense, net	(5,083)	2.4	(5,138)	(2.9)
Income before income taxes	7,600	3.6	4,932	2.8
Income tax expense	2,660	1.2	1,726	1.0
Net income	$4,940	2.3%	$3,206	1.8%

(1)  Percentages may not foot due to rounding.

Net sales increased $18.7 million, or 20.8%, to $108.5 million, in the thirteen weeks ended July 4, 2004 (the second quarter of 2004) compared to $89.8 million in the thirteen weeks ended June 29, 2003 (the second quarter of 2003).  Net sales increased $38.3 million, or 21.9%, to $213.6 million in the twenty-six week period ended July 4, 2004 compared to $175.2 million in the twenty-six week period ended March 29, 2003.  The increases in net sales are driven primarily by the improvement in the semiconductor industry in 2004 compared to 2003.  The causes of these increases are described more fully below.

Net Sales by Segment

Net sales include sales in our microelectronics, electron optics, components and service segments.  Sales by segment (in thousands) and as a percentage of total sales were as follows:

	Thirteen Weeks Ended
	July 4, 2004		June 29, 2003
Microelectronics	$54,410	50.2%	$38,514	42.9%
Electron Optics	29,478	27.2%	30,242	33.7%
Service	21,917	20.2%	18,967	21.1%
Components	2,663	2.4%	2,080	2.3%
	$108,468	100.0%	$89,803	100.0%

	Twenty-Six Weeks Ended
	July 4, 2004		June 29, 2003
Microelectronics	$96,763	45.3%	$68,375	39.0%
Electron Optics	68,779	32.2%	65,655	37.5%
Service	42,405	19.9%	37,236	21.2%
Components	5,615	2.6%	3,979	2.3%
	$213,562	100.0%	$175,245	100.0%

Microelectronics

Sales in the microelectronics segment increased $15.9 million, or 41.3%, and $28.4 million, or 41.5%, respectively, in the thirteen and twenty-six week periods ended July 4, 2004, compared to the same periods of 2003.  These increases primarily are due to improvements within the semiconductor industry, which positively affected unit sales of our 300 mm defect analysis tools and of our small DualBeam products (several of which began selling in the second quarter of 2003).  In addition, we continue to see an increase in the demand for our Certus product within the data storage market, which began selling in the second half of fiscal 2003.  We also had $1.9 million and $3.9 million, respectively, of sales of software related to our Knights Technology (purchased as the EGSoft division of Electroglas in the third quarter of 2003) in the thirteen and twenty-six week periods ended July 4, 2004, compared to none in the comparable periods of 2003.

Electron Optics

The $0.8 million, or 2.5%, decrease in our electron optics segment in the thirteen weeks ended July 4, 2004 compared to the thirteen weeks ended June 29, 2003 primarily was due to $1.9 million of SIMS tool sales in the 2003 period, compared to none in the 2004 period. Sales of SIMS tools vary significantly from one quarter to the next and sales in any quarter are not necessarily indicative of sales in future quarters.

The $3.1 million, or 4.8%, increase in our electron optics segment in the twenty-six weeks ended July 4, 2004 compared to the twenty-six weeks ended June 29, 2003 primarily was due to unit increases in sales of our SEM products, increased sales of our higher-end TEM products and a $1.1 million increase in SIMS tool sales.

Service

The $3.0 million, or 15.6%, increase in our service segment in the thirteen weeks ended July 4, 2004 compared to the thirteen weeks ended June 29, 2003, as well as the $5.2 million, or 13.9%, increase in our service segment in the twenty-six weeks ended July 4, 2004 compared to the twenty-six weeks ended June 29, 2003, primarily were due to continued expansion of our installed base.  Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically one year.  Systems sold to customers that come to the end of their warranty periods usually lead to a related increase in service contracts.

Components

The $0.6 million, or 28.0%, increase in our component segment in the thirteen weeks ended July 4, 2004 compared to the thirteen weeks ended June 29, 2003, as well as the $1.6 million, or 41.1%, increase in our component segment in the twenty-six weeks ended July 4, 2004 compared to the twenty-six weeks ended June 29, 2003, primarily were due to the improvement in the semiconductor equipment business as sales from this segment tend to follow the cyclical pattern of the semiconductor equipment business.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue.  The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 4, 2004		June 29, 2003		July 4, 2004		June 29, 2003
North America	$46,938	43.3%	$27,389	30.5%	$87,290	40.9%	$62,074	35.4%
Europe	24,693	22.7%	38,288	42.6%	61,051	28.6%	62,358	35.6%
Asia-Pacific Region	36,837	34.0%	24,126	26.9%	65,221	30.5%	50,813	29.0%
	$108,468	100.0%	$89,803	100.0%	$213,562	100.0%	$175,245	100.0%

North America

The $19.5 million, or 71.4%, increase in sales in North America in the thirteen weeks ended July 4, 2004 compared to June 29, 2003, as well as the $25.2 million, or 40.6%, increase in the twenty-six weeks ended July 4, 2004 compared to the twenty-six weeks ended June 29, 2003, primarily were due to the improvement in the semiconductor industry, which positively affected unit sales of our 300 mm defect analysis tools, of our small DualBeam products and of our data storage tools, including our Certus product.  Also, with the increase in our installed base, our service revenues increased.  In addition, virtually all of our sales related to our Knights Technology and from our components segment are in the United States.

Europe

The $13.6 million, or 35.5%, decrease in sales in Europe in the thirteen weeks ended July 4, 2004 compared to the thirteen weeks ended June 29, 2003, as well as the $1.3 million, or 2.1%, decrease in the twenty-six weeks ended July 4, 2004 compared to the twenty-six weeks ended June 29, 2003 primarily were due to a $7.2 million and a $6.5 million decrease, respectively, in sales of our small DualBeam products, as well as decreases in our mask repair and defect analysis tool sales.  The decreases in the sales of the small DualBeam products primarily were due to unusually strong unit sales in the 2003 periods.  The decreases in mask repair tool sales and defect analysis tool sales were primarily due to the timing of orders. Currency fluctuations contributed approximately $0.9 million and $3.9 million, respectively, to the decreases in the 2004 periods compared to the 2003 periods. The decrease in the twenty-six week period ended July 4, 2004 compared to the twenty-six week period ended June 29, 2003, were offset by increases in sales of our TEM products, primarily due to better market reception of high-end products.

Asia-Pacific Region

The $12.7 million, or 52.7%, increase in sales in the Asia-Pacific region in the thirteen weeks ended July 4, 2004 compared to the thirteen weeks ended June 29, 2003, as well as the $14.4 million, or 28.4%, increase in sales in the twenty-six weeks ended July 4, 2004 compared to the twenty-six weeks ended June 29, 2003 primarily were due to increases in unit sales of our defect analysis tools and of our small DualBeam products in Korea and Taiwan in connection with the improvement in the semiconductor industry in the 2004 periods, as compared to the 2003 periods.  In addition, we had increased sales of our TEM products, primarily due to better market reception of high-end products.

Sales by Market

Net sales by market and as a percentage of total net sales were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 4, 2004		June 29, 2003		July 4, 2004		June 29, 2003
Semiconductor	$55,422	51.1%	$38,501	42.9%	$97,919	45.9%	$74,027	42.3%
Data Storage	11,537	10.6%	6,712	7.5%	23,132	10.8%	13,707	7.8%
Industry and Institute	41,509	38.3%	44,590	49.6%	92,511	43.3%	87,511	49.9%
	$108,468	100.0%	$89,803	100.0%	$213,562	100.0%	$175,245	100.0%

Semiconductor

Product sales to the semiconductor market include both wafer-level and small DualBeam systems, defect analysis tools, mask repair and circuit editing FIB tools, as well as a number of component products.  The $16.9 million, or 44.0%, increase in sales to the semiconductor market in the thirteen weeks ended July 4, 2004 compared to the thirteen weeks ended June 29, 2003, as well as the $23.9 million, or 32.3%, increase in sales in the twenty-six weeks ended July 4, 2004 compared to the twenty-six weeks ended June 29, 2003, primarily were due to the increases in unit sales of our small DualBeam products, of our higher-end TEM products and of our defect analysis tools. In addition, increased service sales as discussed above, as well as $1.9 million and $3.9 million of revenue in the 2004 periods, respectively, related to Knights Technology, contributed to the increases.

Data Storage

Product sales to the data storage market primarily consist of wafer and small DualBeam systems and TEM systems.  The $4.8 million, or 71.9%, increase in data storage sales in the thirteen weeks ended July 4, 2004 compared to the thirteen weeks ended June 29, 2003, as well as the $9.4 million, or 68.8% increase, in the twenty-six weeks ended July 4, 2004 compared to the twenty-six weeks ended June 29, 2003, primarily were due to increases in unit sales of our Certus product, which began selling in the second half of fiscal 2003.

Industry and Institute

Product sales to the industry and institute market primarily consist of SEMs, TEMs, small DualBeam and SIMS systems. The $3.1 million, or 6.9%, decrease in sales to the industry and institute market in the thirteen weeks ended July 4, 2004 compared to the thirteen weeks ended June 29, 2003, as well as the $5.0 million, or 5.7%, increase in sales in the twenty-six weeks ended July 4, 2004 compared to the twenty-six weeks ended June 29, 2003, primarily were due to the timing of sales and a typical seasonal slow-down that often occurs in the first quarter of each fiscal year, but that appears to have occurred in the second quarter of fiscal 2004. In addition, the decrease in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 was due to $1.9 million of SIMS tool sales in the second quarter of fiscal 2003 compared to none in the second quarter of fiscal 2004.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Cost of sales increased $11.9 million, or 22.5%, to $64.7 million in the thirteen weeks ended July 4, 2004 compared to $52.8 million in the thirteen weeks ended June 29, 2003.   Cost of sales increased $24.6 million, or 23.8%, to $127.8 million in the twenty-six weeks ended July 4, 2004 compared to $103.2 million in the twenty-six weeks ended June 29, 2003.  These increases primarily were due to the increases in sales volume and the effects of currency fluctuations related to our manufacturing operations in Brno, Czech Republic and Eindhoven, the Netherlands, which is where our electron optics products, our small DualBeam products and certain of our defect analysis tools are manufactured.

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Microelectronics	51.2%	50.2%	50.6%	50.1%
Electron Optics	28.9%	31.0%	31.2%	34.5%
Components	41.6%	65.7%	43.1%	61.6%
Service	30.9%	34.1%	32.1%	36.0%
Overall	40.3%	41.2%	40.2%	41.1%

Microelectronics

The increases in gross margin in the microelectronics segment primarily were due to an improvement in product mix, with our small DualBeam products and our software sales increasing as a percentage of the total sales. The improvements were partially offset by an approximately 1.8% and 2.8% decrease for the thirteen and twenty-six week periods ended July 4, 2004, respectively, in our gross margin due to currency fluctuations related to our manufacturing operations in Brno, Czech Republic and Eindhoven, the Netherlands, which is where our small DualBeam products and certain of our defect analysis tools are manufactured.

Electron Optics

The decreases in margins in our electron optics segment primarily were due to a 2.6% and a 4.0% decrease for the thirteen and twenty-six week periods ended July 4, 2004, respectively, in margin related to currency fluctuations. In addition, pricing pressures from competitors, who have introduced new products into our markets or who have benefited from favorable currency exchange movements in their home countries, have negatively affected gross margins in the electron optics segment.

Components

The decreases in margins in our components segment primarily were due to a shift in mix of component products produced in the first two quarters of 2004 compared to the first two quarters of 2003. These decreases were magnified by the fact that our components revenue was only $2.7 million and $5.6 million for the thirteen and twenty-six weeks ended July 4, 2004, respectively.

Service

The decreases in margins in our service segment primarily were due to an increase in labor and travel related expenses to support our new Certus and small DualBeam products.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software.

R&D costs were $13.1 million (12.1% of net sales) in the thirteen weeks ended July 4, 2004 compared to $10.1 million (11.2% of net sales) in the thirteen weeks ended June 29, 2003 and were $26.7 million (12.5% of net sales) in the twenty-six weeks ended July 4, 2004 compared to $20.9 million (11.9% of net sales) in the twenty-six week periods ended June 29, 2003.  R&D costs are reported net of subsidies and capitalized software development costs as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Subsidies	$1,882	$1,640	$3,561	$2,998
Capitalized software development costs	$205	$912	$495	$1,993

R&D costs increased approximately $1.4 million and $2.9 million in the thirteen and twenty-six week periods ended July 4, 2004, respectively, compared to the thirteen and twenty-six week periods ended June 29, 2003 as a result of our acquisitions of Knights Technology in the third quarter of 2003 and of Emispec in the fourth quarter of 2003. Increases in labor and related costs, exclusive of our acquisitions, increased R&D by approximately $1.0 million and $2.4 million in the thirteen and twenty-six week periods ended July 4, 2004, respectively, compared to the thirteen and twenty-six week periods ended June 29, 2003.  The weakening of the United States dollar in relation to the euro increased R&D costs by approximately $0.4 million and $1.2 million in the thirteen and twenty-six week periods ended July 4, 2004, respectively, compared to the thirteen and twenty-six week periods ended June 29, 2003.  A portion of the currency changes are also included in the other changes explained above.

We anticipate that we will continue to invest in R&D at a similar percentage of revenue for the foreseeable future.  Accordingly, as revenues increase, we currently anticipate that R&D expenditures also will increase.  Actual future spending, however, will depend on market conditions.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs also include sales commissions paid to our employees as well as to our agents.

SG&A costs were $22.8 million (21.0% of net sales) in the thirteen weeks ended July 4, 2004 compared to $18.4 million (20.5% of net sales) in the thirteen weeks ended June 29, 2003 and were $42.9 million (20.1% of net sales) in the twenty-six weeks ended July 4, 2004 compared to $37.2 million (21.2% of net sales) in the twenty-six weeks ended June 29, 2003.

SG&A costs increased approximately $0.6 million and $1.1 million in the thirteen and twenty-six week periods ended July 4, 2004, respectively, compared to the thirteen and twenty-six week periods ended June 29, 2003, due to our acquisition of Knights Technology during the third quarter of 2003, $0.3 million and $1.0 million, respectively, related to depreciation and $0.7 million and $1.1 million, respectively, related to regulatory requirements.  The increases in regulatory requirements primarily are due to complying with the new corporate governance requirements. In addition, increases in labor and related costs, exclusive of our acquisitions, increased SG&A by approximately $2.0 million and $3.7 million in the thirteen and twenty-six week periods ended July 4, 2004, respectively, compared to the thirteen and twenty-six week periods ended June 29, 2003. The increases in labor and related costs primarily are due to the growth of our business. The weakening of the United States dollar in relation to the euro increased SG&A costs in the thirteen and twenty-six week periods ended July 4, 2004 compared to the thirteen and twenty-six week periods ended June 29, 2003 by approximately $0.6 million and $1.7 million, respectively.  A portion of the currency changes are also included in the other changes explained above.  The increases in the twenty-six week period ended July 4, 2004 compared to the twenty-six week period ended June 29, 2003, were partially offset by a $0.5 million decrease in our bad debt reserve to bring our reserve to its appropriate level, as well as decreases in various other costs.

Amortization of Purchased Technology

Amortization of purchased technology increased to $1.4 million and $2.8 million in the thirteen and twenty-six week periods, respectively, ended July 4, 2004 compared to $1.2 million and $2.4 million, respectively, in the comparable periods of 2003.  The increases are due to the acquisitions of Knights Technology and Revise during the third quarter of 2003 and Emispec in the fourth quarter of 2003. Our purchased technology balance at July 4, 2004 was $24.3 million, and current amortization of purchased technology is approximately $1.4 million per quarter, which could increase if we acquire additional technology.

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

In addition to the charges in connection with our restructuring and reorganization plans, this line item includes costs related to relocating current employees.  Relocation costs totaled $0.2 million for the twenty-six weeks ended July 4, 2004.   The $0.5 million restructuring charge recorded in the thirteen and twenty-six week periods ended July 4, 2004, was to accrue for costs related to an operating lease we abandoned in the second quarter of 2004.

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

Restructuring Accrual

The following table summarizes, for the twenty-six week period ended July 4, 2004, the charges, write-offs and expenditures related to restructuring charges (in thousands):

Twenty-Six Weeks Ended July 4, 2004	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs & Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	$—	$(314)	$(32)	$224
Abandoned leases, leasehold improvements and facilities	1,534	$458	$(607)	$(131)	$1,254
	$2,104	$458	$(921)	$(163)	$1,478

Remaining cash expenditures for severance and related charges are expected to be paid throughout 2004.  The current estimate accrued for cash to be paid related to abandoned leases, leasehold improvements and facilities is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and a shareholder note receivable. Interest income was $1.3 million and $2.4 million in the thirteen and twenty-six week periods, respectively, ended July 4, 2004 compared to $1.2 million and $2.4 million, respectively, in the comparable periods of 2003. Decreases as a result of lower average interest rates were offset by increased average cash and investment balances, which were the result of our receipt of net proceeds of $145.9 million from our zero coupon convertible debt offering in June 2003.  See “Liquidity and Capital Resources” below for a discussion of the changes in our cash and investment balances during the twenty-six week period ended July 4, 2004.

Interest expense for both the 2004 and 2003 periods relates to our 5.5% convertible debt issued in August 2001.  The amortization of capitalized bond issuance costs related to both of our convertible debt issuances also is included as a component of interest expense.

Other income and expense primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.  The $2.4 million loss in the twenty-six week period ended July 4, 2004 primarily relates to a loss on our forward extra contracts due to the changes in their fair value during the period.  We did not have this type of hedge in the comparable 2003 periods.  In the fourth quarter of 2003, however, we recognized a $2.6 million gain on such contracts.

See also “Item 3: Qualitative and Quantitative Disclosures about Market Risk” below for a discussion of our foreign currency gains and losses and hedging activities.

Income Tax Expense

Our effective income tax rate was 35% in both the thirteen and twenty-six week periods ended July 4, 2004 and in the comparable periods of 2003.  Our effective tax rate may differ from the United States federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of the foreign export benefit, research and experimentation tax credits earned in the United States and other factors.

In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates in the United States and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the United States governing research and experimentation credits, the foreign export benefit, and other factors. In 2002, the World Trade Organization ruled against the United States tax policies covering United States exports. Legislation that would address this ruling currently is pending in Congress.  We are unable, however, to determine the impact this legislation would have on our tax rate due to conflicting provisions in the pending legislation. We currently anticipate our 2004 effective tax rate to be approximately 35% due to the assumed expiration of the United States foreign export benefit and the change in the mix of our foreign versus domestic business.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of July 4, 2004 consisted of $286.0 million of cash, cash equivalents, restricted cash and short-term investments, $25.3 million in non-current investments, $20.4 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations.  Restricted cash relates to bank guarantees that expire in December 2004.  We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for the next 12 months and likely will be sufficient to meet our operating needs for the foreseeable future.

In the twenty-six week period ended July 4, 2004, cash and cash equivalents (including restricted cash) decreased $22.6 million to $213.9 million as of July 4, 2004 from $236.5 million as of December 31, 2003 primarily as a result of $3.5 million used by operations, the net purchase of $12.4 million of investments and marketable securities, $9.1 million used for the purchase of property, plant and equipment and $0.4 million used for development of software, offset by $1.3 million of proceeds from the exercise of employee stock options.

Accounts receivable increased $19.6 million to $122.6 million as of July 4, 2004 from $103.0 million as of December 31, 2003 primarily due to the increase in total revenue and an increase in service billings.  Partially offsetting these increases was a $1.3 million decrease related to changes in currency rates. Our days sales outstanding, calculated on a quarterly basis, was 104 days at July 4, 2004 compared to 97 days at December 31, 2003 and 104 days at June 29, 2003.

Inventories decreased $10.1 million to $92.2 million as of July 4, 2004 compared to $102.3 million as of December 31, 2003.  Of the decrease, $1.3 million was due to changes in currency rates with the remainder primarily due to more efficient management and usage of our inventory.  Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.8 times and 2.2 times for the quarters ended July 4, 2004 and June 29, 2003, respectively.

Expenditures for property, plant and equipment of $9.1 million in the twenty-six weeks ended July 4, 2004 primarily were for customer evaluation systems. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development.  Our estimated total capital expenditures in 2004 will be approximately $20 million, primarily for development and introduction of new products.

Other assets, which include service inventories, capitalized software development costs, debt issuance costs, trademarks, patents, deposits and other long-term assets, increased $1.6 million to $56.2 million at July 4, 2004 compared to $54.7 million at December 31, 2003. Significant components of other assets are summarized as follows (in thousands):

	Balance at December 31, 2003	Additions	Amortization, write-offs and other adjustments	Balance at July 4, 2004
Service inventories	$26,279	$6,491	$(1,836)	$30,934
Capitalized software development costs	$9,214	441	$(2,234)	$7,421
Debt issuance costs	$7,567	21	$(826)	$6,762
Trademarks, patents and other intangible assets	$5,264	273	$(414)	$5,123

The increase in service inventories primarily is for service requirements related to certain sales that occurred in the first half of 2004.  We expect to continue to invest in software development as we develop new software for our existing products and for our new products under development.

We maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the United States, a $2.8 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the United States and a $2.6 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees. At July 4, 2004, we had outstanding standby letters of credit and bank guarantees totaling approximately $17.1 million to secure customer advance deposits. We also had outstanding at July 4, 2004, $9.1 million of foreign bank guarantees that are secured by cash balances.  At July 4, 2004, a total of $20.4 million was available under these facilities.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

As noted above, this document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with, or furnished to, the SEC. Also note that we provide the following cautionary discussion of risks and uncertainties relevant to our businesses.  These items are factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

We operate in highly competitive industries and we cannot be certain that we will be able to compete successfully in such industries.

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do, and may price their products very aggressively. Our significant competitors include:

•                  Microelectronics:  Applied Materials, Seiko, NP Test, JEOL, Hitachi and Carl Zeiss NTS GmbH; and

•                  Electron Optics: JEOL, Hitachi and Carl Zeiss NTS GmbH.

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

We cannot be certain that we will be able to compete successfully on these or other factors, which could negatively impact our revenues, gross margins and net income in the future.

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

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, Gatan, Inc. and Sanmina-SCI for our supply of mechanical parts and subassemblies and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers.  As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.

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

Our continued success will depend, in part, on our ability to continue to attract and retain key managerial, engineering and technical personnel. In particular, we depend on our Chief Executive Officer, President and Chairman of our Board of Directors, Vahé A. Sarkissian. The loss of key personnel could have a material adverse effect on our business, prospects, financial condition or results of operations. Our growth will be dependent on our ability to attract new highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult. Our recruiting efforts may not be successful. In particular, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for such talent is intense.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

As of July 4, 2004, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics NV, owned approximately 25% of our outstanding common stock. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it  takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the stage of the build cycle reached. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We did not have significant order cancellations during the twenty-six week period ended July 4, 2004 or during the year ended December 31, 2003.

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

Our sales cycle can be 12 months or longer and is unpredictable. Variations in the length of our sales cycles could cause our net sales and, therefore, our business, financial condition, results of operations and cash flows, to fluctuate widely from period to period. These variations could be based on factors partially or completely outside of our control. The factors that could affect the length of time it takes us to complete a sale depend on many elements, including:

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

Our business depends in large part on the capital expenditures of industry and institute, semiconductor and data storage customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Twenty-Six Weeks Ended
	July 4, 2004	June 29, 2003
Semiconductor	45.9%	42.3%
Data Storage	10.8%	7.8%
Industry and Institute	43.3%	49.9%
	100.0%	100.0%

The data storage and semiconductor industries are cyclical. These industries have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or more of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. The industry and institute market also is affected by overall economic condictions, but is not as cyclical as the semiconductor and data storage markets.

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

In the twenty-six week period ended July 4, 2004 and in  the year ended December 31, 2003, approximately 59% and 65%, respectively, of our revenues came from outside of the United States.  Since a significant portion of our operations do occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 30% of our sales in both the twenty-six week period ended July 4, 2004 and fiscal 2003 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future, which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

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

If we become subject to infringement claims, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, these potential infringement claims could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 59% of our sales from foreign countries in the twenty-six week period ended July 4, 2004 and approximately 65% in fiscal 2003. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

Infringement of our proprietary rights could result in lost sales opportunities and increased litigation costs, both of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

We have significant indebtedness. At July 4, 2004, we had total convertible long-term debt of approximately $295.0 million, which could all become due and payable between June and August 2008.

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

•                  a substantial portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

•                  we may be more vulnerable to economic downturns, less able to withstand competitive pressures and experience less flexibility in responding to changing business and economic conditions.

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

We enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies.  We also enter into various forward extra contracts (a combination of a foreign forward exchange contract and an option) to partially mitigate the impact of changes in the euro against the dollar on our European operating results. These contracts are considered derivatives.  We are required to carry all open derivative contracts on our balance sheet at fair value. When specific accounting criteria have been met, derivative contracts can be designated as hedging instruments and changes in fair value related to these derivative contracts are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. We are required to record changes in fair value for derivatives not designated as hedges in net income in the current period.  Prior to the second quarter of fiscal 2004, none of our derivative contracts were designated as hedges and all realized and unrealized gains and losses were recognized in net income in the current period.  Our ability to designate derivative contracts as hedges significantly reduces the volatility in our operating results due to changes in the fair value of the derivative contracts.

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction.  We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis.  Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period.  This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges have a bias to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $2.4 million and $0.9 million for the twenty-six weeks ended July 4, 2004 and June 29, 2003, respectively.

Our acquisition and investment strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses.

In addition to our efforts to develop new technologies from internal sources, we also seek to acquire new technologies from external sources.  As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies.  Acquisitions involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies.  The inability to manage these risks effectively could seriously harm our business.

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

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in the twenty-six week period ended July 4, 2004 by $1.3 million.  Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $18.5 million as of July 4, 2004. Holding other variables constant, if the United States dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $15.1 million as of July 4, 2004.

Risk Mitigation

We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific accounting criteria have been met, changes in fair values of derivative contracts relating to anticipated transactions are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period.

As of July 4, 2004, the aggregate notional amount of our outstanding derivative contracts was $98.8 million, which contracts have varying maturities through March 2005.

Holding other variables constant, if the United States dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of July 4, 2004 would increase by approximately $9.5 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged.  A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, offset again by the revaluation of the transactions being hedged.

We do not enter into derivative financial instruments for speculative purposes.

Balance Sheet Related

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts to reduce the risk that our future cash flows will be adversely affected by changes in exchange rates.  We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions denominated in foreign currencies. Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income/expense currently together with the transaction gain or loss from the hedged balance sheet position.

Cash Flow Hedges

Beginning in July 2003, we began using foreign forward extra contracts (a combination of forward exchange and option contracts) to hedge certain anticipated foreign currency exchange transactions.  The foreign exchange hedging structure is set up on a nine-month time horizon.  The hedging transactions we undertake primarily limit our exposure to changes in the dollar/euro exchange rate.  The hedges have a bias to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens.

Prior to the second quarter of 2004, we did not meet the criteria to treat these derivatives as hedges and, accordingly, the changes in fair value were recorded in net income.  We recorded unrealized losses of $2.7 million and realized gains of $1.4 million related to these contracts in the first quarter of fiscal 2004 as a component of other income.

In the second quarter of 2004, these derivatives met the criteria to be designated as a hedge and prospectively, we will record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income.  We recognized realized losses of $0.2 million for the quarter ended July 4, 2004 in cost of sales related to hedge results.  As of July 4, 2004, $0.3 million of deferred net gains on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next nine months as a result of the underlying hedged transactions also being recorded in net income.  No amounts were recorded in other comprehensive income for such hedges as of December 31, 2003.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relate to our investments.  Since we have no variable interest rate debt outstanding at July 4, 2004, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percentage point increase or decrease in interest rates.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

As of July 4, 2004, we held cash and cash equivalents of $201.0 million and restricted cash of $12.9 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income by approximately $2.1 million assuming our cash and cash equivalent balances at July 4, 2004 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of July 4, 2004, we held short and long-term fixed rate investments of $97.4 million that consisted of corporate notes and bonds and government-backed securities.  An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity.  Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $1.0 million assuming our investment balances at July 4, 2004 remained constant.

The following table summarizes the weighted average yields and expected maturity dates of each type of our investments as of July 4, 2004 (dollars in thousands):

	Maturing in 1 year	Maturing in 2 years	Maturing in 3 years	Total
Government-backed securities	$49,854	$4,504	$5,016	$59,374
Weighted average yield	2.05%	1.68%	2.30%	2.05%

Corporate notes and bonds	22,232	10,441	5,345	38,018
Weighted average yield	2.68%	2.23%	2.47%	2.53%

	$72,086	$14,945	$10,361	$97,392

Fair Value of Fixed Rate Debt

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At July 4, 2004, we had $295.0 million of long-term fixed interest rate debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $289.8 million at July 4, 2004.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.  We are continuing the evaluation of our internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB). In the course of our ongoing evaluation, we have identified certain deficiencies that we are addressing.

These matters have been discussed with our Audit Committee, and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal control over financial reporting.

Part II - Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

The following actions were taken at our annual meeting of shareholders, which was held on May 20, 2004:

1.               The shareholders elected the nine nominees for director to our Board of Directors.  The nine directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Dr. Michael J. Attardo	30,005,330	1,086,522
Wilfred J. Corrigan	30,085,799	1,006,053
Thomas F. Kelly	29,960,545	1,131,307
Dr. William W. Lattin	30,156,093	935,759
Jan C. Lobbezoo	30,701,855	389,997
Dr. Gerhard Parker	30,214,609	877,243
James T. Richardson	29,522,524	1,569,328
Vahé A. Sarkissian	30,088,552	1,003,300
Donald R. VanLuvanee	30,237,952	853,900

2.  The shareholders approved the amendments to the 1995 Stock Incentive Plan (i) to increase the number of shares of our common stock reserved for issuance under the plan from 6,000,000 to 7,000,000; (ii) to increase the number of shares automatically granted to directors under the plan and (iii) to permit all non-employee directors to receive automatic stock option grants under the plan as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
18,075,030	7,440,937	593,082	4,982,803

3.  The shareholders approved an amendment to the FEI Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 950,000 to 1,450,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
24,163,655	1,364,772	580,622	4,982,803

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation. (1)
3.2	Amended and Restated Bylaws, as amended on April 17, 2003. (2)
4.1	1995 Stock Incentive Plan, as amended. (3)
4.2	1995 Employee Share Purchase Plan, as amended. (3)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended September 28, 2003.

(2)                                  Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003.

(3)                                  Incorporated by reference to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on May 25, 2004.

(b)                                  Reports on Form 8-K

A current report on Form 8-K was furnished to the Securities and Exchange Commission on April 28, 2004 to report financial results for the quarter ended April 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: August 13, 2004	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chief Executive Officer and President
(Principal Executive Officer)

/s/ ROBERT S. GREGG
Robert S. Gregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)