Form 10-Q
period 2004-10-03
FEI CO
filed 2004-11-12
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0–22780

FEI COMPANY
(Exact name of registrant as specified in its charter)

Oregon	93–0621989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5350 NE Dawson Creek Drive, Hillsboro, Oregon	97124–5793
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503–726–7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).

Yes ☒    No ☐

The number of shares of common stock outstanding as of November 9, 2004 was 33,285,815.

FEI COMPANY

INDEX TO FORM 10–Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets — October 3, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations — Thirteen and Thirty–Nine Weeks Ended October 3, 2004 and September 28, 2003

Condensed Consolidated Statements of Comprehensive Income — Thirteen and Thirty–Nine Weeks Ended October 3, 2004 and September 28, 2003

Condensed Consolidated Statements of Cash Flows — Thirty–Nine Weeks Ended October 3, 2004 and September 28, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

FEI Company and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	October 3, 2004	December 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$207,948	$224,230
Short–term investments in marketable securities	64,208	63,480
Restricted cash	8,299	12,258
Receivables, net of allowances for doubtful accounts of $3,993 and $5,020	127,056	101,810
Current receivable from Accurel	617	532
Inventories	98,641	102,315
Deferred tax assets	22,999	14,235
Other current assets	16,030	13,155
Total Current Assets	545,798	532,015

Non–current investments in marketable securities	33,334	22,068
Long–term receivable from Accurel	957	1,170
Property and equipment, net of accumulated depreciation of $56,658 and $51,671	68,823	69,392
Purchased technology, net of accumulated amortization of $25,286 and $21,046	22,865	27,105
Goodwill	41,429	41,423
Other assets, net	59,154	54,665
Total Assets	$772,360	$747,838

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$32,604	$35,422
Current account with Philips	3,665	4,223
Accrued payroll liabilities	12,334	8,285
Accrued warranty reserves	10,481	10,500
Deferred revenue	32,318	28,743
Income taxes payable	4,230	3,108
Accrued restructuring, reorganization and relocation	1,269	2,104
Other current liabilities	19,485	17,057
Total Current Liabilities	116,386	109,442

Convertible debt	295,000	295,000
Deferred tax liabilities	9,418	2,662
Other liabilities	4,115	4,441

Commitments and contingencies

Shareholders' Equity:
Preferred stock – 500 shares authorized; none issued and outstanding
Common stock – 70,000 shares authorized; 33,265 and 33,153 shares issued and outstanding	310,166	308,509
Note receivable from shareholder	(1,571)	(1,506)
Retained earnings	13,713	5,504
Accumulated other comprehensive income	25,133	23,786
Total Shareholders' Equity	347,441	336,293
Total Liabilities and Shareholders' Equity	$772,360	$747,838

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty–Nine Weeks Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003

Net Sales:
Products	$83,291	$68,030	$254,247	$207,080
Products – related party	736	—	937	(1,039)
Service	22,791	19,965	64,656	56,809
Service – related party	151	—	691	391
Total net sales	106,969	87,995	320,531	263,241

Cost of Sales:
Products	45,458	38,671	144,427	118,054
Services	16,302	14,038	45,103	37,867
Total cost of sales	61,760	52,709	189,530	155,921

Gross Profit	45,209	35,286	131,001	107,320

Operating Expenses:
Research and development	13,583	11,978	40,281	32,837
Selling, general and administrative	23,601	18,319	66,479	55,509
Amortization of purchased technology	1,413	1,395	4,239	3,804
Purchased in–process research and development	—	1,240	—	1,240
Restructuring, reorganization and relocation	—	793	707	2,298
Total operating expenses	38,597	33,725	111,706	95,688

Operating Income	6,612	1,561	19,295	11,632

Other Income (Expense):
Interest income	1,353	1,515	3,704	3,876
Interest expense	(2,578)	(2,433)	(7,657)	(9,029)
Other, net	(358)	405	(2,713)	(498)
Total other expense, net	(1,583)	(513)	(6,666)	(5,651)

Income before income taxes	5,029	1,048	12,629	5,981
Income tax expense	1,760	367	4,420	2,093
Net income	$3,269	$681	$8,209	$3,888

Basic net income per share	$0.10	$0.02	$0.25	$0.12

Diluted net income per share	$0.10	$0.02	$0.24	$0.12

Shares used in per share calculations:
Basic	33,262	32,974	33,229	32,860
Diluted	34,033	34,074	34,141	33,701

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty–Nine Weeks Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003

Net income	$3,269	$681	$8,209	$3,888
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustment, zero taxes provided	1,811	(1,132)	545	7,868
Unrealized gain (loss) on currency hedge contracts	552	—	802	—
Comprehensive income (loss)	$5,632	$(451)	$9,556	$11,756

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Thirty–Nine Weeks Ended
	October 3, 2004	September 28, 2003

Cash flows from operating activities:
Net income	$8,209	$3,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,172	10,036
Amortization	9,242	7,675
Loss on retirement of fixed assets	168	17
Purchased in–process research and development	—	1,240
Gain on non–monetary transaction	(636)	—
Non–cash interest income from shareholder note receivable	(65)	—
Expenses incurred on bond redemption	—	1,590
Deferred income taxes	(2,007)	5,619
Tax benefit of non–qualified stock options exercised	315	2,682
(Increase) decrease in:
Receivables	(24,764)	(13,067)
Current account with Accurel	(85)	784
Inventories	3,292	(3,912)
Income taxes receivable	—	(2,850)
Other assets	(6,809)	(7,831)
Increase (decrease) in:
Accounts payable	(3,666)	(3,213)
Current account with Philips	(1,814)	(625)
Accrued payroll liabilities	4,048	(1,267)
Accrued warranty reserves	44	(5,600)
Deferred revenue	2,467	(5,852)
Income taxes payable	1,149	(9,450)
Accrued restructuring, reorganization and relocation	(829)	(244)
Other liabilities	2,109	93
Net cash provided by (used in) operating activities	1,540	(20,287)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(10,485)	(20,844)
Investment in software development	(577)	(2,729)
Purchase of investments in marketable securities	(49,040)	(88,336)
Redemption of investments in marketable securities	36,377	104,428
Acquisition of patents	(297)	(349)
Investment in unconsolidated subsidiary	(2,256)	—
Acquisition of businesses, net of cash acquired	(17)	(10,006)
Net cash used in investing activities	(26,295)	(17,836)

Cash flows from financing activities:
Proceeds from issuance of zero coupon convertible notes, net of expenses	—	145,875
Redemption of 5.5% convertible notes	—	(31,366)
Purchase of convertible note hedge, net of warrant issued	—	(23,872)
Proceeds from exercise of stock options and employee stock purchases	1,342	4,435
Decrease in restricted cash	3,959	—
Net cash provided by financing activities	5,301	95,072

Effect of exchange rate changes	3,172	(3,293)
Increase (decrease) in cash and cash equivalents	(16,282)	53,656

Cash and cash equivalents:
Beginning of period	224,230	167,423
End of period	$207,948	$221,079

Supplemental Cash Flow Information:
Cash paid for taxes	$3,566	$4,424
Cash paid for interest	7,975	10,166

See accompanying Notes to Condensed Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             NATURE OF BUSINESS

FEI Company is a leading supplier of products that enable research, development and the manufacturing of nanoscale features by helping our customers understand their three–dimensional structures. We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub–surface, structural information drive the need for our equipment and services. Our products and systems include hardware and software for focused ion beam systems, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as secondary ion mass spectrometry systems, or SIMS, stylus nanoprofilometry imaging systems, or SNPs, and CAD navigation and yield management software. TEMs, SEMs and SIMS systems collectively comprise our electron optics segment products. DualBeams, FIBs, SNPs and CAD navigation and yield management software products collectively comprise our microelectronics segment products.

2.             BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of FEI Company and all of our wholly–owned subsidiaries (“FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.  The results of operations for the thirteen and thirty–nine weeks ended October 3, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, income tax related contingencies, the valuation of businesses acquired and related in–process research and development and other intangibles, the lives and recoverability of equipment and other long–lived assets such as existing technology intangibles, software development costs and goodwill and the timing of revenue recognition and stock–based compensation.

3.             STOCK BASED COMPENSATION

We measure compensation expense for our stock–based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25 and its related interpretations, “Accounting for Stock Issued to Employees.”  We provide disclosures of net income and earnings per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock–Based Compensation,” had been applied in measuring compensation expense.

No compensation expense has been recognized for stock options granted at fair value on the date of grant or for Employee Share Purchase Plan (“ESPP”) shares issued at a fifteen percent discount to the lower of the market price on either the first day of the applicable offering period or the purchase date.

Had compensation expense for our stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant or issuance, our net income (loss) and net income (loss) per share would have been reduced to the following amounts (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty–Nine Weeks Ended
	October 3, 2004	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003
Net income, as reported	$3,269	$681	$8,209	$3,888
Deduct – total stock–based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,211)	(1,999)	(8,305)	(5,911)
Net income (loss), pro forma	$58	$(1,318)	$(96)	$(2,023)
Basic net income (loss) per share:
As reported	$0.10	$0.02	$0.25	$0.12
Pro forma	$—	$(0.04)	$—	$(0.06)
Diluted net income (loss) per share:
As reported	$0.10	$0.02	$0.24	$0.12
Pro forma	$—	$(0.04)	$—	$(0.06)

To determine the fair value of stock–based awards granted, we used the Black–Scholes option pricing model and the following weighted average assumptions:

		Thirteen and Thirty–Nine Weeks Ended
		October 3, 2004	September 28, 2003
Risk–free interest rate		1.20 – 3.60%	1.00 – 3.75%
Expected dividend yield		0%	0%
Expected lives	– option plans	5.73 – 5.81 years	5.26 – 5.5 years
	– ESPP	6 months	6 months
Expected volatility		75 – 77%	78%

4.             RISK MANAGEMENT AND DERIVATIVES

We are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivatives to manage financial exposures that occur in the normal course of business. We do not hold or issue derivatives for trading or speculative purposes. We formally document all relationships between hedging instruments and hedged items, as well as our risk–management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives either to assets and liabilities recorded on the balance sheet or to forecasted transactions. Derivatives entered into by us that are linked to forecasted transactions have been designated as cash flow hedges commencing April 5, 2004.

All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets, and unrealized loss positions are recorded as other current liabilities as all maturity dates are less than one year. Changes in fair values of outstanding derivatives that are designated as cash flow hedges and are highly effective are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. Changes in the fair value of derivatives either not designated or effective as hedging instruments are recognized in earnings in the current period and primarily relate to derivatives linked to specific non–functional currency denominated assets and liabilities on the balance sheet. Prior to the second quarter of fiscal 2004, the change in fair value of all derivatives was recorded in current period net income as none of our derivatives had been designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed.

Derivatives used by us to hedge foreign currency exchange risks are foreign forward extra contracts, which are a combination of foreign exchange contracts and options. These instruments protect against the risk that the eventual net cash inflows from foreign currency denominated transactions will be adversely affected by changes in exchange rates beyond a range specified at the inception of the hedging relationship.  We hedge up to 90% of anticipated U.S. dollar denominated sales of our foreign subsidiaries for a rolling nine–month period.

As of April 5, 2004, all forward extra contracts entered into by us to hedge forecasted transactions qualified for, and were designated as, foreign–currency cash flow hedges. Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income in the quarter that the related derivative matures. Results of hedges are recorded as cost of sales when the underlying hedged transaction affects net income.

Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of October 3, 2004, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions was nine months.  We formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We assess effectiveness of options based on the total cash flows method and record total changes in the options’ fair value to other comprehensive income to the degree the options are effective.

We prospectively discontinue hedge accounting when (i) we determine that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate. If we discontinue hedge accounting, the gains and losses that were accumulated in other comprehensive income or loss will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current–period net income.  Any hedge ineffectiveness is recorded in current–period net income.

Net realized gains related to cash flow hedges recorded in cost of sales totaled $0.2 million for the thirteen weeks ended October 3, 2004.  Gains or losses related to cash flow hedges were immaterial for the thirty–nine weeks ended October 3, 2004.  As of October 3, 2004, $0.8 million of deferred net unrealized gains on outstanding derivatives had been recorded to other comprehensive income and are expected to be reclassified to net income during the next nine months as a result of underlying hedged transactions also being recorded in net income.  No such amounts had been recorded as of December 31, 2003.

For the thirteen and thirty–nine weeks ended October 3, 2004, we did not record any gain or loss in other income/expense due to ineffectiveness of derivatives, nor did we record any gain or loss due to discontinued hedge accounting.

Prior to April 5, 2004, realized and unrealized gains and losses related to the foreign forward extra contracts were recorded in other income/expense in the current period as they did not meet the hedge requirements of SFAS No. 133.  We recorded an unrealized loss for such contracts of $2.7 million and a realized gain of $1.4 million for the thirteen weeks ended April 4, 2004.  We recorded a $0.5 million unrealized gain related to such contracts for both the thirteen and thirty–nine weeks ended September 28, 2003.

Other Derivatives

Changes in fair value of foreign forward exchange contracts entered into to mitigate the foreign exchange risks related to non–functionally denominated cash, receivables and payables are recorded in other income/expense currently together with the transaction gain or loss from the hedged balance sheet position. Excluding forward extra contracts, foreign exchange losses were $0.3 million for the thirteen weeks ended October 3, 2004 compared to a net loss of $0.7 million for the thirteen weeks ended September 28, 2003.  For the thirty–nine weeks ended October 3, 2004, we recorded a net loss of $1.4 million compared to a net loss of $1.6 million for the thirty–nine weeks ended September 28, 2003.

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

6.             EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

	Thirteen Weeks Ended		Thirty–Nine Weeks Ended
	Oct. 3, 2004	Sept. 28, 2003	Oct. 3, 2004	Sept. 28, 2003
Shares used for basic EPS	33,262	32,974	33,229	32,860
Dilutive effect of stock options calculated using the treasury stock method	771	1,100	912	841
Shares used for diluted EPS	34,033	34,074	34,141	33,701

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	2,779	1,334	2,284	1,806
Convertible debt	8,457	8,457	8,457	8,457

See Note 19 for a discussion of new accounting rules that may require us to include common stock equivalents related to our convertible debt in our diluted per share calculations.

7.             BANK GUARANTEES AND RESTRICTED CASH

At October 3, 2004 and December 31, 2003, we had outstanding standby letters of credit and bank guarantees totaling approximately $11.3 million and $16.1 million, respectively.  Restricted cash related to these letters of credit and bank guarantees totaled $8.3 million and $12.3 million at October 3, 2004 and December 31, 2003, respectively. Restricted cash is recorded as a current asset on our condensed consolidated balance sheets as the guarantees expire within twelve months of the balance sheet dates.

8.             FACTORING OF ACCOUNTS RECEIVABLE

In the third quarter of 2004, we entered into agreements under which we sold $0.7 million of our accounts receivable at a discount to unrelated third party financiers without recourse.  The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial in the first three quarters of 2004 and 2003, are recorded in our statement of operations as other expense.

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

Inventories consisted of the following (in thousands):

	October 3, 2004	December 31, 2003
Raw materials and assembled parts	$32,894	$37,131
Service inventories, estimated current requirements	11,192	9,787
Work-in-process	38,670	36,342
Finished goods	22,730	25,525
	105,486	108,785
Valuation adjustment for excess and obsolete inventory	(6,845)	(6,470)
Total inventories	$98,641	$102,315

Service inventories included in other assets, net	$31,735	$26,279

We disposed of inventory and charged the cost against the related excess and obsolete inventory valuation adjustment in the amount of $0.4 million and $2.6 million in the thirteen and thirty-nine weeks ended October 3, 2004, respectively, and $0.7 million and $2.1 million in the thirteen and thirty-nine weeks ended September 28, 2003, respectively. We also disposed of service inventories and charged the cost against the related excess and obsolete inventory valuation adjustment in the amount of $0 and $1.8 million during the thirteen and thirty-nine weeks ended October 3, 2004, respectively, and $1.0 million and $4.2 million in the thirteen and thirty-nine weeks ended September 28, 2003, respectively.

10.          MATURITIES OF NON-CURRENT INVESTMENTS IN MARKETABLE SECURITIES

Investments in marketable securities are classified as held-to-maturity based on our intent and ability to hold them to their maturity. As such, they are recorded at their amortized cost.  We do not believe that investments for which market values are less than cost due to market fluctuations will result in realized losses. Non-current investments in marketable securities at October 3, 2004 mature as follows (in thousands):

	2 years	3 years	Total
Government-backed securities	$14,556	$3,015	$17,571
Corporate notes and bonds	11,546	4,217	15,763
	$26,102	$7,232	$33,334

11.          GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The roll-forward of our goodwill is as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 3, 2004	September 28, 2003
Balance, beginning of period	$41,423	$32,859
Goodwill acquired:
Current period acquisitions	—	5,624
Milestone payments	—	200
Adjustments to goodwill	6	(23)
Balance, end of period	$41,429	$38,660

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries, as well as adjustments to the purchase price allocation of previous acquisitions.

At October 3, 2004 and December 31, 2003, our other intangible assets included purchased technology, capitalized software and patents, trademarks and other intangible assets.  The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	October 3, 2004	December 31, 2003
Purchased technology	5 to 12 years	$48,151	$48,151
Accumulated amortization		(25,286)	(21,046)
		$22,865	$27,105

Capitalized software	3 years	$17,502	$16,950
Accumulated amortization		(11,024)	(7,736)
		6,478	9,214

Patents, trademarks and other	2 to 15 years	6,317	5,990
Accumulated amortization		(1,336)	(726)
		4,981	5,264

Bond issuance costs	5 to 7 years	10,732	10,711
Accumulated amortization		(4,383)	(3,144)
		6,349	7,567
Total intangible assets included in other assets, net		$17,808	$22,045

Amortization expense was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 3, 2004	September 28, 2003
Purchased technology	$4,239	$3,804
Capitalized software	3,154	2,153
Patents, trademarks and other	610	156
Bond issuance costs	1,239	1,562
	$9,242	$7,675

Amortization is as follows over the next five years (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Bond Issuance Costs
Remainder of 2004	$1,413	$849	$267	$413
2005	5,653	3,049	792	1,652
2006	5,048	2,245	738	1,652
2007	3,839	335	644	1,652
2008	3,839	—	616	980
Thereafter	3,073	—	1,924	—
	$22,865	$6,478	$4,981	$6,349

12.          WARRANTY RESERVES

Our products generally carry a one year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is based primarily on our history of warranty repairs and maintenance as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and warranty costs fluctuate. The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	October 3, 2004	September 28, 2003
Balance, beginning of period	$10,500	$13,631
Reductions for warranty costs incurred	(7,520)	(9,452)
Warranties issued	7,586	7,074
Adjustments and changes in estimates	(85)	554
Balance, end of period	$10,481	$11,807

13.          RESTRUCTURING, REORGANIZATION AND RELOCATION

Our remaining restructuring accruals relate to our fourth quarter 2002 restructuring activities as well as to $0.5 million related to the abandonment of a lease in the second quarter of 2004. In addition to the charges in connection with our restructuring and reorganization plans, this line item in our statement of operations includes costs related to relocating current employees. Relocation costs totaled $0.2 million for the thirty-nine weeks ended October 3, 2004. Remaining cash expenditures for severance and related charges of approximately $0.2 million are expected to be paid through the first quarter of 2005. The current estimate accrued for cash to be paid related to abandoned leases, leasehold improvements and facilities of $1.0 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

The following table summarizes the charges, expenditures and write-offs and adjustments in the first three quarters of 2004 related to our restructuring charges (in thousands):

Thirty-Nine Weeks Ended October 3, 2004	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	$—	$(314)	$(30)	$226
Abandoned leases, leasehold improvements and facilities	1,534	458	(818)	(131)	1,043
	$2,104	$458	$(1,132)	$(161)	$1,269

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

14.          COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows (in thousands):

	October 3, 2004	December 31, 2003
Cumulative translation adjustments	$24,331	$23,786
Net deferred gain on derivatives designated as hedges	802	—
	$25,133	$23,786

15.          RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock. The following table summarizes our transactions with Philips (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 3, 2004	Sept. 28, 2003	Oct. 3, 2004	Sept. 28, 2003
Amounts Received from Philips
Reimbursement by Philips of certain pension costs	$—	$309	$—	$729

Amounts Paid to Philips
Subassemblies and other materials purchased from Philips	$4,516	$4,718	$10,996	$9,091
Facilities leased from Philips	83	68	173	588
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	145	187	386	752
Research and development services provided by Philips	876	794	3,209	3,372
	$5,620	$5,767	$14,764	$13,803

Current accounts with Philips represent accounts receivable and accounts payable between us and Philips’ units. Most of the current account transactions relate to deliveries of goods, materials and services.  Current accounts with Philips consisted of the following (in thousands):

	October 3, 2004	December 31, 2003
Current accounts receivable	$300	$266
Current accounts payable	(3,965)	(4,489)
Net current accounts with Philips	$(3,665)	$(4,223)

Accurel

Our Chief Executive Officer, President and Chairman of our Board of Directors owns a 50 percent interest in Accurel Systems International Corp. (“Accurel”), an analytical services provider to the semiconductor and data storage markets.  We have sold equipment and related services and have provided certain other services to Accurel.

The following information relates to the amounts due to us from Accurel as of October 3, 2004 for one system sold to them in 2002:

Amount remaining due (in thousands)	$ 1,239
Final payment due	March 2006
Interest rate	7.0%
Current on payments	Yes

Also included in current receivables from Accurel at October 3, 2004 is $0.3 million related to parts and service sales.

Atos Origin

We purchase information technology consulting, data processing, network management and other services from Atos Origin, a company that is partially owned by Philips. Services purchased from Atos Origin totaled $0.1 million and $0.6 million in the thirteen and thirty-nine weeks ended October 3, 2004, respectively, and $0.5 million and $1.8 million in the thirteen and thirty-nine weeks ended September 28, 2003, respectively.

Sales to Related Parties

Both Accurel and certain Philips business units purchase our products and services for their own use.  In addition, we have sold products and services to LSI Logic Corporation, the Chairman and Chief Executive Officer of which serves on our Board of Directors. Sales to Philips, Accurel and LSI Logic were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2004	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003
Product sales:
Accurel	$—	$—	$—	$(1,050)
LSI Logic	736	—	736	—
Philips	—	—	201	11
Total product sales	736	—	937	(1,039)

Service sales:
Accurel	145	(10)	483	248
LSI Logic	6	10	213	118
Philips	—	—	(5)	25
Total service sales	151	—	691	391
Total sales to related parties	$887	$—	$1,628	$(648)

Stock Purchase Loan

On June 25, 1998, we loaned our Chief Executive Officer, President and Chairman of our Board of Directors $1.1 million for the purchase of restricted stock.  We recorded interest income on this loan totaling $22,000 and $65,000 in the thirteen and thirty-nine weeks ended October 3, 2004, respectively.  Accrued interest totaled $0.5 million and $0.4 million at October 3, 2004 and December 31, 2003, respectively. The loan accrues interest at 5.75% per annum.  Principal and accrued interest is due on June 25, 2005.

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

We participate in third party equipment lease financing programs with United States financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it.  We did not add any amounts to such guarantees during the thirty-nine weeks ended October 3, 2004. As of October 3, 2004, we had outstanding guarantees under these lease financing programs of $2.8 million related to lease transactions.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $27.6 million at October 3, 2004.  These commitments expire at various times through April 2005.

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

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Microelectronics	Electron Optics	Components	Service	Corporate and Eliminations	Total
Thirteen Weeks Ended October 3, 2004
Sales to external customers	$49,944	$32,209	$1,874	$22,942	$—	$106,969
Inter-segment sales	465	3,471	1,517	1,032	(6,485)	—
Total sales	50,409	35,680	3,391	23,974	(6,485)	106,969
Operating income (loss)	6,967	(1,682)	87	3,357	(2,117)	6,612

Thirteen Weeks Ended September 28, 2003
Sales to external customers	$38,626	$26,717	$2,687	$19,965	$—	$87,995
Inter-segment sales	605	3,766	1,736	—	(6,107)	—
Total sales	39,231	30,483	4,423	19,965	(6,107)	87,995
Operating income (loss)	5,251	(4,591)	472	4,563	(4,134)	1,561

	Microelectronics	Electron Optics	Components	Service	Corporate and Eliminations	Total
Thirty-nine Weeks Ended October 3, 2004
Sales to external customers	$146,707	$100,988	$7,489	$65,347	$—	$320,531
Inter-segment sales	1,393	7,304	4,425	2,247	(15,369)	—
Total sales	148,100	108,292	11,914	67,594	(15,369)	320,531
Operating income (loss)	21,164	(7,316)	864	11,721	(7,138)	19,295

Thirty-nine Weeks Ended September 28, 2003
Sales to external customers	$107,002	$92,373	$6,666	$57,200	$—	$263,241
Inter-segment sales	2,063	8,722	4,996	—	(15,781)	—
Total sales	109,065	101,095	11,662	57,200	(15,781)	263,241
Operating income (loss)	15,264	(8,390)	1,344	14,044	(10,630)	11,632

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, charges for in-process research and development, merger costs, and restructuring and reorganization costs are not allocated to our business segments.   Operating income (loss) for the thirteen and thirty-nine weeks ended September 28, 2003 have been reclassified to conform with the current year practice of allocating amortization of purchased technology to individual segments.

None of our customers represented 10% or more of our total sales in the thirteen and thirty-nine week periods ended October 3, 2004 or September 28, 2003.

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

19.          NEW ACCOUNTING PRONOUNCEMENTS

In October 2004, the Emerging Issues Task Force (“EITF”) ratified EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.”  The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share (EPS) calculations regardless of whether or not the debt is currently convertible. The new rules are expected to be effective for reporting periods ending on or after December 15, 2004.

The shares issuable upon conversion of our 5.5% Convertible Subordinated Notes were previously required, and are still required under the new rules, to be included in our diluted EPS calculation, if the effect of the conversion is dilutive (e.g., the EPS calculation including the deemed conversion of the notes is lower than the EPS calculation excluding such deemed conversion). Given that the current impact of our 5.5% notes on our diluted EPS calculations is anti-dilutive, the shares issuable upon conversion of these notes are excluded from our reported diluted EPS calculations and, as long as they remain anti-dilutive, shall remain excluded from our diluted EPS calculations under the new rules.

The shares issuable upon conversion of our Zero Coupon Convertible Subordinated Notes have historically been excluded from our diluted EPS calculations since the contingent conversion market price trigger of $36.86 per share in the notes has not been met or exceeded.  Under the new rules, this contingency is disregarded and all shares issuable upon conversion must be included in our diluted EPS calculations if the impact is dilutive.  Since these notes have a 0% interest rate and were issued with no original issue discount, they will be dilutive and, therefore, the shares underlying the notes would generally be included in our EPS calculations. These notes include a feature which permits us to settle actual conversions in cash, shares or a combination of cash and shares, at our election.  We are currently considering taking action to irrevocably cash settle conversions of these notes up to the lesser of (i) the total value of the shares issuable upon conversion of the notes and (ii) the par value of our $150 million Zero Coupon Convertible Subordinated Notes.  We believe that if we take such action, we will only be required to include the shares issuable upon conversion of the notes in our diluted EPS calculations to the extent the conversion value of the notes exceeds the par value of the notes.  No changes will be made to our 5.5% Convertible Subordinated Notes.

If we do not make the irrevocable cash settlement election, upon these new accounting rules becoming effective, we will have to restate our diluted EPS calculations for all prior periods during which the convertible debt was outstanding.  Applying these new rules, our diluted EPS would have been $0.08 per share and $0.21 per share for the thirteen and thirty-nine weeks ended October 3, 2004, respectively, and $0.02 per share and $0.11 per share for the thirteen and thirty-nine weeks ended September 28, 2003, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations and expenditures; factors affecting our 2004 and 2005 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, or anticipated performance of products or services; any statements regarding planned capital expenditures; any statements regarding amendments to, or elections in connection with, our convertible debt; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

Overview

The semiconductor and industry and institute markets showed strength in the third quarter of 2004, while the data storage market slowed significantly.  Our small DualBeam products, our defect analyzer tools and our TEMs showed the strongest growth in the third quarter of 2004.  We received a number of strategic orders during the third quarter of 2004, including a multi-unit order for defect analyzer, small DualBeams and TEMs from a leading memory manufacturer for use in developing next-generation devices, validating our strong market position in sample management in a lab setting.  In addition, we booked an order in the semiconductor market for a in-fab defect analyzer tool from a major integrated device manufacturer as part of their yield improvement plan for the 90 nanometer, 300 mm process.  We also sold a high-end TEM into the industry and institute market during the third quarter of 2004, which resulted from our announcement in the second quarter of 2004 that we had broken the one-Angstrom barrier with a 200KV TEM.

Our increased production volume during the third quarter of 2004 had a positive impact on our gross margins, as we utilized our production capacity more efficiently.  In addition, our ongoing cost reduction efforts had a modest positive impact on our gross margins in the quarter.  We will continue to seek to reduce materials costs in our supply chain, and expect to benefit further from our global sourcing programs in the fourth quarter and in 2005.

While the euro/dollar exchange rate remained stable during the third quarter of 2004 compared to the second quarter of 2004, our operating results in coming quarters will continue to be affected somewhat by volatility in exchange rates. We established a hedging program in our second quarter, however, under which certain derivative contracts are designated as hedging instruments.  Accordingly, we are better able to match realized gains and losses pertaining to these derivative contracts with the actual economic gains and losses of the underlying hedge transaction in the appropriate line items of our statement of operations.  See also Item 3. Quantitative and Qualitative Disclosures about Market Risks below.

Prospects for the Remainder of 2004 and 2005

For the remainder of 2004 and into 2005, we expect our financial results to continue to be affected by the health and capital spending of the semiconductor and data storage industries, the emergence of nanotechnology research markets, competition and associated pricing pressures in all markets, as well as customer adoption of our products in new markets, materials costs and our ability to mitigate the impact of fluctuations in currency exchange rates.

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

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) October 3, 2004		Thirteen Weeks Ended(1) September 28, 2003
Net sales	$106,969	100.0%	$87,995	100.0%
Cost of sales	61,760	57.7	52,709	59.9
Gross profit	45,209	42.3	35,286	40.1
Research and development	13,583	12.7	11,978	13.6
Selling, general and administrative	23,601	22.1	18,319	20.8
Amortization of purchased technology	1,413	1.3	1,395	1.6
Purchased in-process research and development	—	—	1,240	1.4
Restructuring, reorganization and relocation	—	—	793	0.9
Operating income	6,612	6.2	1,561	1.8
Other expense, net	(1,583)	(1.5)	(513)	(0.6)
Income before income taxes	5,029	4.7	1,048	1.2
Income tax expense	1,760	1.6	367	0.4
Net income	$3,269	3.1%	$681	0.8%

	Thirty-Nine Weeks Ended(1) October 3, 2004		Thirty-Nine Weeks Ended(1) September 28, 2003
Net sales	$320,531	100.0%	$263,241	100.0%
Cost of sales	189,530	59.1	155,921	59.2
Gross profit	131,001	40.9	107,320	40.8
Research and development	40,281	12.6	32,837	12.5
Selling, general and administrative	66,479	20.7	55,509	21.1
Amortization of purchased technology	4,239	1.3	3,804	1.4
Purchased in-process research and development	—	—	1,240	0.5
Restructuring, reorganization and relocation	707	0.2	2,298	0.9
Operating income	19,295	6.0	11,632	4.4
Other expense, net	(6,666)	(2.1)	(5,651)	(2.1)
Income before income taxes	12,629	3.9	5,981	2.3
Income tax expense	4,420	1.4	2,093	0.8
Net income	$8,209	2.6%	$3,888	1.5%

(1)   Percentages may not total correctly due to rounding.

Net sales increased $19.0 million, or 21.6%, to $107.0 million, in the thirteen weeks ended October 3, 2004 (the third quarter of 2004) compared to $88.0 million in the thirteen weeks ended September 28, 2003 (the third quarter of 2003).  Net sales increased $57.3 million, or 21.8%, to $320.5 million in the thirty-nine week period ended October 3, 2004 compared to $263.2 million in the thirty-nine week period ended September 28, 2003.  The increases in net sales are driven primarily by the improvement in the semiconductor industry in 2004 compared to 2003, as well as increased nanotechnology research.  The causes of these increases are described more fully below.

Net Sales by Segment

Net sales includes sales in our microelectronics, electron optics, components and service segments.  Sales by segment (in thousands) and as a percentage of total sales were as follows:

	Thirteen Weeks Ended
	October 3, 2004		September 28, 2003
Microelectronics	$49,944	46.7%	$38,626	43.9%
Electron Optics	32,209	30.1%	26,717	30.4%
Service	22,942	21.4%	19,965	22.7%
Components	1,874	1.8%	2,687	3.0%
	$106,969	100.0%	$87,995	100.0%

	Thirty-Nine Weeks Ended
	October 3, 2004		September 28, 2003
Microelectronics	$146,707	45.8%	$107,002	40.7%
Electron Optics	100,988	31.5%	92,373	35.1%
Service	65,347	20.4%	57,200	21.7%
Components	7,489	2.3%	6,666	2.5%
	$320,531	100.0%	$263,241	100.0%

Microelectronics

Sales in the microelectronics segment increased $11.3 million, or 29.3%, and $39.7 million, or 37.1%, respectively, in the thirteen and thirty-nine week periods ended October 3, 2004, compared to the same periods of 2003.  These increases primarily are due to improvements within the semiconductor industry, which positively affected unit sales of our 300 mm defect analysis tools and of our newer small DualBeam products, which began selling in the second quarter of 2003.  We also had $2.1 million and $6.1 million, respectively, of sales of software related to our Knights Technology acquisition (purchased as the EGSoft division of Electroglas in the third quarter of 2003) in the thirteen and thirty-nine week periods ended October 3, 2004, compared to $2.1 million in both of the comparable periods of 2003.

Electron Optics

The $5.5 million, or 20.6%, and the $8.6 million, or 9.3%, increases in our electron optics segment in the thirteen and thirty-nine week periods ended October 3, 2004 compared to the same periods of 2003 primarily were due to unit increases in sales of our SEM products and increased sales of our higher-end TEM products, which were partially driven by increased spending in the research market and better product positioning, as well as increased sales of SIMS tools in the 2004 periods compared to the 2003 periods. Sales of SIMS tools vary significantly from one quarter to the next and sales in any quarter are not necessarily indicative of sales in future quarters.

Service

The $3.0 million, or 14.9%, and the $8.1 million, or 14.2%, increases in our service segment in the thirteen and thirty-nine week periods ended October 3, 2004 compared to the same periods of 2003 primarily were due to continued expansion of our installed base.  Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically one year.  Systems sold to customers that come to the end of their warranty periods usually lead to a related increase in service contracts.

Components

The $0.8 million, or 30.3%, decrease in our component segment in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003, primarily was due to longer product life.  Components are consumables and, therefore, the longer the product life, the less they have to be replaced.  In addition, our component production capacity is limited, and we utilized a larger percentage of the components internally in the 2004 period compared to the 2003 period.

The $0.8 million, or 12.3%, increase in our component segment in the thirty-nine week ended October 3, 2004 compared to the thirty-nine weeks ended September 28, 2003, primarily was due to the improvement in the semiconductor equipment business as sales from this segment tend to follow the cyclical pattern of the semiconductor equipment business, partially offset by the factors discussed above.

The percentage increases and decreases in this segment are exaggerated by the relatively small amount of sales during the periods.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue.  The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 3, 2004		September 28, 2003		October 3, 2004		September 28, 2003
North America	$45,355	42.4%	$34,776	39.5%	$132,645	41.4%	$94,917	36.0%
Europe	33,582	31.4%	26,459	30.1%	94,633	29.5%	90,715	34.5%
Asia-Pacific Region	28,032	26.2%	26,760	30.4%	93,253	29.1%	77,609	29.5%
	$106,969	100.0%	$87,995	100.0%	$320,531	100.0%	$263,241	100.0%

North America

The $10.6 million, or 30.4%, increase in sales in North America in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003, as well as the $37.7 million, or 39.7%, increase in the thirty-nine weeks ended October 3, 2004 compared to the thirty-nine weeks ended September 28, 2003, primarily were due to the improvement in the semiconductor industry, which positively affected unit sales of our 300 mm defect analysis tools and of our small DualBeam products.  Also, with the increase in our installed base, service revenues increased in the 2004 periods compared to the 2003 periods.  For the year to date 2004 period, we also had increases in sales of our mask repair and circuit edit tools, compared to the year to date 2003 period. In addition, virtually all of our sales related to our Knights Technology software and from our components segment are in the United States.

Europe

The $7.1 million, or 26.9% increase in sales in Europe in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003, primarily was due to an increase in nanotechnology spending, an increase in sales of our small DualBeam products, better reception of our higher-end TEM products and increased service revenue due to the increase in our installed base.

The $3.9 million, or 4.3%, increase in the thirty-nine weeks ended October 3, 2004 compared to the thirty-nine weeks ended September 28, 2003, primarily was due to an increase in nanotechnology spending, better reception of our higher-end TEM products, increased service revenue due to the increase in our installed base and currency fluctuations.  The increase in the thirty-nine week period was partially offset by a decrease in sales to the semiconductor market.

Currency fluctuations increased sales by approximately $1.5 million and $5.8 million, respectively, in the thirteen and thirty-nine week periods ended October 3, 2004.

Asia-Pacific Region

The $1.3 million, or 4.8%, increase in sales in the Asia-Pacific region in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003, as well as the $15.6 million, or 20.2%, increase in sales in the thirty-nine weeks ended October 3, 2004 compared to the thirty-nine weeks ended September 28, 2003 primarily were due to increases in unit sales of our small DualBeam products.   During the third quarter of 2004, sales to the Korean market increased.

Sales by Market

Net sales by market and as a percentage of total net sales were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 3, 2004		September 28, 2003		October 3, 2004		September 28, 2003
Semiconductor	$49,290	46.1%	$35,286	40.1%	$147,210	45.9%	$109,313	41.5%
Industry and Institute	50,493	47.2%	42,481	48.3%	143,003	44.6%	129,993	49.4%
Data Storage	7,186	6.7%	10,228	11.6%	30,318	9.5%	23,935	9.1%
	$106,969	100.0%	$87,995	100.0%	$320,531	100.0%	$263,241	100.0%

Semiconductor

Product sales to the semiconductor market includes both wafer-level and small DualBeam systems, defect analysis tools, mask repair and circuit editing FIB tools, as well as a number of component products.  The $14.0 million, or 39.7%, increase in sales to the semiconductor market in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003, as well as the $37.9 million, or 34.7%, increase in sales in the thirty-nine weeks ended October 3, 2004 compared to the thirty-nine weeks ended September 28, 2003, primarily were due to the increases in unit sales of our small DualBeam products, as well as increases in sales of our SEM products and our defect analysis tools.  During the third quarter of 2004, we sold our first CLM-3D metrology system to the semiconductor market.  In addition, we had $2.1 million and $6.1 million of revenue in the thirteen and thirty-nine week periods ended October 3, 2004, respectively, related to Knights Technology, compared to $2.1 million in both of the comparable 2003 periods.

Industry and Institute

Product sales to the industry and institute market primarily consist of SEMs, TEMs, small DualBeam and SIMS systems. The $8.0 million, or 18.9%, increase in sales to the industry and institute market in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003, primarily was due to increased nanotechnology research spending both in the United States and Europe.  Sales of our small DualBeam line of products, especially the Nova Nanolab, as well as our higher-end TEM products were especially strong.

The $13.0 million, or 10.0%, increase in sales in the thirty-nine weeks ended October 3, 2004 compared to the thirty-nine weeks ended September 28, 2003, primarily was due to an increase in sales of our SEM, TEM and small DualBeam products.

Data Storage

Product sales to the data storage market primarily consists of wafer and small DualBeam systems.  The $3.0 million, or 29.7%, decrease in data storage sales in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003 was primarily due to a slow-down in the data storage markets in the third quarter of 2004.  This market typically has large swings from quarter to quarter.  While certain manufacturers in the data storage market have begun to switch to perpendicular recording, until this transition becomes a wide-scale trend, we expect that our sales to this market will continue to be negatively affected.

The $6.4 million, or 26.7% increase, in the thirty-nine weeks ended October 3, 2004 compared to the thirty-nine weeks ended September 28, 2003, primarily were due to increases in unit sales of our Certus product in the first two quarters of 2004, which we began selling in the second half of fiscal 2003, as well as an increase in unit sales of our small DualBeam products.  While we continue to sell upgrade packages for existing tools, sales of our Certus product in the third quarter of 2004 have been delayed due to the slow-down in the data storage industry.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead.  Cost of sales increased $9.1 million, or 17.2%, to $61.8 million in the thirteen weeks ended October 3, 2004 compared to $52.7 million in the thirteen weeks ended September 28, 2003. Cost of sales increased $33.6 million, or 21.6%, to $189.5 million in the thirty-nine weeks ended October 3, 2004 compared to $155.9 million in the thirty-nine weeks ended September 28, 2003. These increases primarily were due to the increases in sales volume and the effects of currency fluctuations related to our manufacturing operations in Brno, Czech Republic, and Eindhoven, the Netherlands, which is where our electron optics products, our small DualBeam products and certain of our defect analysis tools are manufactured.

Our overall gross margin in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003 increased primarily due to the increase in gross margin in the microelectronics segment, as well as the increase in microelectronics sales as a percentage of total sales.  Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Microelectronics	52.0%	51.1%	50.6%	50.2%
Electron Optics	35.7%	30.3%	32.7%	33.3%
Components	50.9%	60.5%	45.1%	61.2%
Service	28.9%	29.7%	31.0%	33.8%
Overall	42.3%	40.1%	40.9%	40.8%

Microelectronics

The increases in gross margin in the microelectronics segment primarily were due to an improvement in product mix with an increasing percentage of sales generated by our small DualBeam products and increases in the average selling prices of our defect analysis tools.  The thirty-nine week period ended October 3, 2004 was also positively affected by our software sales increasing as a percentage of total sales compared to the 2003 period. In addition, production efficiencies were realized as our production volumes increased. The improvements in margin were partially offset by an approximately 0.9% and a 0.8% decrease for the thirteen and thirty-nine week periods ended October 3, 2004, respectively, in our gross margin due to currency fluctuations related to our manufacturing operations in Brno, Czech Republic, and Eindhoven, the Netherlands, which is where our small DualBeam products and certain of our defect analysis tools are manufactured.  In addition a decrease in sales to the data storage market negatively affected our gross margins in the thirteen week period ended October 3, 2004 compared to the thirteen week period ended September 28, 2003.

Electron Optics

The increase in margins in our electron optics segment in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003 primarily was due to a shift in mix to higher margin SEM and TEM products, production efficiencies realized as our production volumes increased and improvements in our cost structure. These improvements in margin were offset by a 2.3% and a 2.4% decrease for the thirteen and thirty-nine week periods ended October 3, 2004, respectively, in margin related to currency fluctuations.  The currency effect, along with pricing pressures from competitors who have introduced new products into our markets or who have benefited from favorable currency exchange movements in their home countries, more than offset the benefits in the thirty-nine week period ended October 3, 2004 compared to the thirty-nine week period ended September 28, 2003, resulting in a decrease in our margins in this 2004 period compared to the 2003 period.

Components

The decreases in margins in our components segment primarily were due to a decrease in units produced, as well as a shift in mix of component products produced in 2004 compared to 2003. These decreases were magnified by the fact that our components revenue was only $1.9 million and $7.5 million for the thirteen and thirty-nine weeks ended October 3, 2004, respectively.

Service

The decrease in margins in our service segment in the three months ended October 3, 2004 compared to the three months ended September 28, 2003 primarily was due to increases in parts and labor.  In addition, in the nine months ended October 3, 2004 compared to the nine months ended September 28, 2003, we also had increased travel related expenses to support our new Certus products, our small DualBeam products and our CLM 3D Metrology Systems.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs were $13.6 million (12.7% of net sales) in the thirteen weeks ended October 3, 2004 compared to $12.0 million (13.6% of net sales) in the thirteen weeks ended September 28, 2003 and were $40.3 million (12.6% of net sales) in the thirty-nine weeks ended October 3, 2004 compared to $32.8 million (12.5% of net sales) in the thirty-nine week period ended September 28, 2003.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 3, 2004	Sept. 28, 2003	Oct. 3, 2004	Sept. 28, 2003
Subsidies	$1,939	$1,655	$5,500	$4,654
Capitalized software development costs	136	734	631	2,726

R&D costs increased approximately $0.9 million and $3.8 million in the thirteen and thirty-nine week periods ended October 3, 2004, respectively, compared to the thirteen and thirty-nine week periods ended September 28, 2003 as a result of our acquisitions of Knights Technology in the third quarter of 2003 and of Emispec in the fourth quarter of 2003. Increases in labor and related costs, exclusive of our Knights Technology acquisition, increased R&D by approximately $0.9 million and $3.1 million in the thirteen and thirty-nine week periods ended October 3, 2004, respectively, compared to the thirteen and thirty-nine week periods ended September 28, 2003.  The weakening of the United States dollar in relation to the euro increased R&D costs by approximately $0.4 million and $1.2 million in the thirteen and thirty-nine week periods ended October 3, 2004, respectively, compared to the thirteen and thirty-nine week periods ended September 28, 2003.  A portion of the currency changes are also included in the other changes explained above.

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

SG&A costs were $23.6 million (22.1% of net sales) in the thirteen weeks ended October 3, 2004 compared to $18.3 million (20.8% of net sales) in the thirteen weeks ended September 28, 2003 and were $66.5 million (20.7% of net sales) in the thirty-nine weeks ended October 3, 2004 compared to $55.5 million (21.1% of net sales) in the thirty-nine weeks ended September 28, 2003.

SG&A costs increased approximately $0.3 million and $1.3 million in the thirteen and thirty-nine week periods ended October 3, 2004, respectively, compared to the thirteen and thirty-nine week periods ended September 28, 2003, due to our acquisition of Knights Technology during the third quarter of 2003, and increased by $0.6 million and $1.7 million due to currency fluctuations, respectively.  A portion of the currency changes are also included in the other changes explained below.

In addition, in the thirteen weeks ended October 3, 2004 compared to the thirteen weeks ended September 28, 2003, SG&A increased by $0.6 million due to increased costs associated with regulatory requirements, including compliance with the Sarbanes-Oxley Act of 2002, $1.6 million due to increases in labor related costs, including sales commissions, $0.4 million due to increases in trade show costs and $0.4 million due to an increase in our provision for bad debts.

In the thirty-nine weeks ended October 3, 2004 compared to the thirty-nine weeks ended September 28, 2003, SG&A increased by $1.7 million due to increased costs associated with regulatory requirements, including compliance with Sarbanes-Oxley, $5.3 million due to increases in labor related costs, including sales commissions, $1.6 million due to increases in travel and $1.1 million due to an increase in depreciation.

Amortization of Purchased Technology

Amortization of purchased technology was $1.4 million and $4.2 million in the thirteen and thirty-nine week periods, respectively, ended October 3, 2004 compared to $1.4 million and $3.8 million, respectively, in the comparable periods of 2003.  The increase in the thirty-nine week period is due to the acquisitions of Knights Technology and Revise during the third quarter of 2003 and Emispec in the fourth quarter of 2003. Our purchased technology balance at October 3, 2004 was $22.9 million, and current amortization of purchased technology is approximately $1.4 million per quarter, which could increase if we acquire additional technology.

Purchased In-Process Research and Development

The $1.2 million of purchased in-process research and development in the thirteen and thirty-nine week periods ended September 28, 2003 relates to the write-off of certain in-process technology purchased in connection with the EGSoft and Revise acquisitions during the third quarter of 2003.  We did not have any purchased in-process research and development in the 2004 periods.

Restructuring, Reorganization and Relocation

Our restructuring charges are based on estimates that are subject to change.  Workforce related charges could change because of shifts in timing, redeployment or changes in amounts of severance and outplacement benefits.  Facilities charges could change due to changes in sublease income. Our ability to generate sublease income is dependent upon lease market conditions at the time we negotiate the sublease arrangements. Variances from these estimates could alter our ability to achieve anticipated expense reductions in the planned time frame and modify our expected cash outflows and working capital.

In addition to the charges in connection with our restructuring and reorganization plans, this line item includes costs related to relocating current employees. Relocation costs totaled $0.2 million for the thirty-nine weeks ended October 3, 2004. The $0.5 million restructuring charge recorded in the thirty-nine week period ended October 3, 2004, was to accrue for costs related to an operating lease for a building we abandoned in the second quarter of 2004.

Fourth Quarter 2002 Restructuring

During the fourth quarter of 2002, in response to the continuing global economic downturn, we recorded restructuring and reorganization charges related to our plan to consolidate operations, reduced excess leased facilities and reduced operating expenses.  Costs included in the restructuring charges consist of workforce reductions and other related costs, and facility and leasehold improvement charges related to future abandonment of various leased office and manufacturing sites in North America and Europe.

Restructuring Accrual

The following table summarizes, for the thirty-nine week period ended October 3, 2004, the charges, write-offs and expenditures related to restructuring charges (in thousands):

Thirty-Nine Weeks Ended October 3, 2004	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs & Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	$—	$(314)	$(30)	$226
Abandoned leases, leasehold improvements and facilities	1,534	458	(818)	(131)	1,043
	$2,104	$458	$(1,132)	$(161)	$1,269

Remaining cash expenditures for severance and related charges are expected to be paid through the first quarter of 2005.  The current estimate accrued for cash to be paid related to abandoned leases, leasehold improvements and facilities is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and a shareholder note receivable. Interest income was $1.4 million and $3.7 million in the thirteen and thirty-nine week periods ended October 3, 2004, respectively, compared to $1.5 million and $3.9 million, respectively, in the comparable periods of 2003. Decreases as a result of lower average interest rates were offset by increased average cash and investment balances, which were the result of our receipt of net proceeds of $145.9 million from our zero coupon convertible debt offering in June 2003, offset by the $31.4 million used for the redemption of a portion of our 5.5% convertible note and $23.9 million used for the purchase of a convertible note hedge related to the zero coupon convertible debt offering.  See “Liquidity and Capital Resources” below for a discussion of the changes in our cash and investment balances during the thirty-nine week period ended October 3, 2004.

Interest expense for both the 2004 and 2003 periods relates to our 5.5% convertible debt issued in August 2001.  The amortization of capitalized bond issuance costs related to both of our convertible debt issuances is also included as a component of interest expense.

Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.  The $2.7 million loss in the thirty-nine week period ended October 3, 2004 primarily relates to a loss on our forward extra contracts in the first quarter of 2004, which was prior to our achieving hedge treatment of such contracts.  We did not have this type of hedge in the comparable 2003 periods.  In the fourth quarter of 2003, however, we recognized a $2.6 million gain on such contracts.

See also “Item 3: Qualitative and Quantitative Disclosures about Market Risk” below for a discussion of our foreign currency gains and losses and hedging activities.

Income Tax Expense

Our effective income tax rate was 35% in both the thirteen and thirty-nine week periods ended October 3, 2004 and in the comparable periods of 2003.  Our effective tax rate may differ from the United States federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of the foreign export benefit, research and experimentation tax credits earned in the United States and other factors.

In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates in the United States and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the United States governing research and experimentation credits, the foreign export benefit, and other factors.  The American Jobs Creation Act of 2004, enacted October 22, 2004, repealed the extraterritorial income exclusion (“ETI”). Transition rules, however, keep the exclusion for 2004. We currently anticipate our 2004 effective tax rate to be approximately 35% based on the forecasted mix of income between the U.S. and foreign jurisdictions, the retention of the ETI for 2004 and the forecasted level of worldwide income.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of October 3, 2004 consisted of $280.5 million of cash, cash equivalents, restricted cash and short-term investments, $33.3 million in non-current investments, $20.3 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to bank guarantees that expire through December 2004.  We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for the next 12 months and likely will be sufficient to meet our operating needs for the foreseeable future.

Although no action has been taken, we are currently considering whether to irrevocably elect to settle in cash all or a portion of the principal on our $150 million Zero Coupon Convertible Subordinated Notes (“Zero Coupon Notes”).  The Zero Coupon Notes are callable by the bond holders at any time during a quarterly window that the conversion triggers are met. We would still have the option to repay any of the settlement amount above the outstanding principal on the notes in either cash or shares of our common stock.  Although the Zero Coupon Notes are not currently convertible, in the event they become convertible either in August 2008 or any time before then, we believe we have the liquidity and capital resources to repay these notes if called and still have adequate liquidity to fund our ongoing operations.

In the thirty-nine week period ended October 3, 2004, cash and cash equivalents (including restricted cash) decreased $20.2 million to $216.2 million as of October 3, 2004 from $236.5 million as of December 31, 2003 primarily as a result of the net purchase of $12.7 million of investments and marketable securities, $10.5 million used for the purchase of property, plant and equipment, $2.3 million used for an investment in convertible debt and equity of an unconsolidated subsidiary and $0.6 million used for development of software, offset by $1.5 million provided by operations, $4.0 million provided by a decrease in our bank guarantees and $1.3 million of proceeds from the exercise of employee stock options.

Accounts receivable increased $25.2 million to $127.1 million as of October 3, 2004 from $101.8 million as of December 31, 2003 primarily due to the increase in total revenue in the third quarter of 2004 compared to the fourth quarter of 2003.  Partially offsetting these increases was a $0.7 million decrease related to changes in currency rates. Our days sales outstanding, calculated on a quarterly basis, was 109 days at October 3, 2004 compared to 97 days at December 31, 2003 and 113 days at September 28, 2003.  The increase as of October 3, 2004 compared to December 31, 2003, was primarily due to a greater volume of shipments at the end of the third quarter of 2004 as compared to the fourth quarter of 2003.

Inventories decreased $3.7 million to $98.6 million as of October 3, 2004 compared to $102.3 million as of December 31, 2003. Of the decrease, $0.5 million was due to changes in currency rates and the remainder primarily was due to more efficient management and usage of our inventory.  Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.5 times, 2.3 times and 2.2 times for the quarters ended October 3, 2004, December 31, 2003 and September 28, 2003, respectively.

Expenditures for property, plant and equipment of $10.5 million in the thirty-nine weeks ended October 3, 2004 primarily were for customer evaluation systems. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development.  Our estimated total capital expenditures in 2004 will be approximately $15.0 million, primarily for the development and introduction of new products.

Other assets, which include service inventories, capitalized software development costs, debt issuance costs, trademarks, patents, deposits and other long-term assets, increased $4.5 million to $59.2 million at October 3, 2004 compared to $54.7 million at December 31, 2003. Significant components of other assets are summarized as follows (in thousands):

	Balance at December 31, 2003	Additions	Amortization, write-offs and other adjustments	Balance at October 3, 2004
Service inventories	$26,279	$5,456	-	$31,735
Capitalized software development costs	$9,214	$578	$(3,314)	$6,478
Debt issuance costs	$7,567	$21	$(1,239)	$6,349
Trademarks, patents and other intangible assets	$5,264	$327	$(610)	$4,981

The increase in service inventories primarily is for service requirements related to certain sales that occurred in the first nine months of 2004.  We expect to continue to invest in software development as we develop new software for our existing products and for our new products under development.

In addition to our $295.0 million of convertible debt outstanding, we maintain a $10.0 million unsecured and uncommitted bank borrowing facility in the United States, a $2.7 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. In addition, we maintain a $5.0 million unsecured and uncommitted bank facility in the United States and a $2.6 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees. At October 3, 2004, we had outstanding standby letters of credit and bank guarantees totaling approximately $11.3 million to secure customer advance deposits, $8.3 million of which are secured by our restricted cash balance.  At October 3, 2004, a total of $20.3 million was available under these facilities.

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

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do, and may price their products very aggressively. Our significant competitors include:

•                  Microelectronics:  Applied Materials, Seiko, NP Test, JEOL, Hitachi and Carl Zeiss; and

•                  Electron Optics: JEOL, Hitachi and Carl Zeiss.

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

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, Gatan, Inc. and Sanmina-SCI Corporation for our supply of mechanical parts and subassemblies and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers.  As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.

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

Our continued success will depend, in part, on our ability to continue to retain and attract key managerial, engineering and technical personnel. In particular, we depend on our Chief Executive Officer, President and Chairman of our Board of Directors, Vahé A. Sarkissian.  Furthermore, our growth will be dependent on our ability to attract new, highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for such talent is intense. The loss of key personnel, or our inability to retain and attract key personnel, could have a material adverse effect on our business, prospects, financial condition or results of operations.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

As of October 3, 2004, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics NV, owned approximately 25% of our outstanding common stock. In addition, Jan C. Lobbezoo, Executive Vice President and Chief Financial Officer of Philips Semiconductors International B.V., an affiliate of Philips, serves on our Board of Directors.  As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it  takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the stage of the build cycle reached. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We did not have significant order cancellations during the thirty-nine week period ended October 3, 2004 or during the year ended December 31, 2003.

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

Our business depends in large part on the capital expenditures of industry and institute, semiconductor and data storage customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Thirty-Nine Weeks Ended
	October 3, 2004	September 28, 2003
Semiconductor	45.9%	41.5%
Data Storage	9.5%	9.1%
Industry and Institute	44.6%	49.4%
	100.0%	100.0%

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

The global downturn in general economic conditions and in the markets for our customers’ products, which began in 2002 and continued into 2003, resulted in a reduction in demand for some of our products. We experienced the effects of the global economic downturn in many areas of our business. During this downturn and any subsequent downturns, our sales or margins may decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development or capital equipment requirements.  As such, we may experience gross margin erosion and a decline in our earnings.

Our customers experience rapid technological changes, with which we must keep pace, but we may be unable to introduce new products on a timely basis to meet such changes.

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

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers’ changing needs and emerging technological trends and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will result in products that the market will accept. For example, we have invested significant resources in the development of three dimensional metrology products for semiconductor wafer manufacturing. If 3D metrology is not widely accepted or if we fail to develop products that are accepted by the marketplace, our long-term growth could be harmed. Further, after a product is developed, we must be able to manufacture sufficient volume quickly and at low cost. To accomplish this objective, we must accurately forecast production volumes, mix of products and configurations that meet customer requirements. If we are not successful in making accurate forecasts, our business and results of operations could be significantly harmed.

Because we have significant operations outside of the United States, we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products.

In the thirty-nine week period ended October 3, 2004 and in the year ended December 31, 2003, approximately 59% and 65%, respectively, of our revenues came from outside of the United States.  Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 30% of our sales in both the thirty-nine week period ended October 3, 2004 and fiscal 2003 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future, which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 59% of our sales from foreign countries in the thirty-nine week period ended October 3, 2004 and approximately 65% of our sales from foreign countries in fiscal 2003. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. At October 3, 2004, we had total convertible long-term debt of approximately $295.0 million, which could all become due and payable between June and August 2008.

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•                  our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•                  the dilutive effects on our shareholders as a result of the ability of the 5.5% convertible bond holders to convert these notes into an aggregate of 2,928,110 shares of our common stock;

•                  the dilutive effects on our shareholders of up to 5,528,527 shares of common stock in the event we elect to settle all or a portion of the Zero Coupon Convertible Notes in shares upon the bondholders’ election to convert the notes once certain stock price metrics are met;

•                  a substantial portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

•                  we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

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

While we believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives, we do not yet know if we will be able to issue an unqualified management report or receive an unqualified attestation report from our independent auditor under Section 404 of the Sarbanes-Oxley Act of 2002.

We are evaluating our internal controls in order to enable management to report on, and our independent auditor to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  If our testing reveals one or more material weaknesses, or multiple significant deficiencies that, in the aggregate, constitute a material weakness, we may not be able to issue an unqualified management report or receive an unqualified attestation report from our independent auditor. Such an outcome could subject us to regulatory action or scrutiny, unfavorable public perception or harm to our reputation.  Further, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their impact on our operations.  If we have one or more material weaknesses or numerous significant deficiencies, we may incur additional expenses and divert significant management time to remedy these weakensses or deficiencies.  In addition, if we are not able to meet the requirements of Section 404 in a satisfactory or timely manner, we may not be able to issue an unqualified management report or receive an unqualified attestation report from our independent auditor.

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

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges have a bias to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $2.7 million and $1.1 million for the thirty-nine weeks ended October 3, 2004 and September 28, 2003, respectively.

Our acquisition and investment strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses.

In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources.  As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies.  Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies.  The inability to effectively manage these risks could seriously harm our business.

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, any and all of which could significantly impact our revenues, expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are largely uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments increased shareholders’ equity and comprehensive income in the thirty-nine week period ended October 3, 2004 by $1.3 million.  Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $14.2 million as of October 3, 2004. Holding other variables constant, if the United States dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $11.6 million as of October 3, 2004.

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

As of October 3, 2004, the aggregate notional amount of our outstanding derivative contracts was $105.3 million, which contracts have varying maturities through May 2005.

Holding other variables constant, if the United States dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of October 3, 2004 would increase by approximately $9.8 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged.  A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, offset again by the revaluation of the transactions being hedged.

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

In the second quarter of 2004, these derivatives met the criteria to be designated as a hedge and prospectively, we will record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income.  We recognized realized gains of $0.2 million for the quarter ended October 3, 2004 in cost of sales related to hedge results.  Gains or losses related to hedging activities were immaterial for the thirty-nine weeks ended October 3, 2004.  As of October 3, 2004, $0.8 million of deferred unrealized net gains on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next nine months as a result of the underlying hedged transactions also being recorded in net income.  No amounts were recorded in other comprehensive income for such hedges as of December 31, 2003.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relate to our investments.  Since we have no variable interest rate debt outstanding at October 3, 2004, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percentage point increase or decrease in interest rates.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

As of October 3, 2004, we held cash and cash equivalents of $207.9 million and restricted cash of $8.3 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income by approximately $2.1 million assuming our cash and cash equivalent balances at October 3, 2004 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of October 3, 2004, we held short and long-term fixed rate investments of $97.5 million that consisted of corporate notes and bonds and government-backed securities. An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity.  Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $1.0 million assuming our investment balances at October 3, 2004 remained constant.

The following table summarizes the weighted average yields and expected maturity dates of each type of our investments as of October 3, 2004 (dollars in thousands):

	Maturing in 1 year	Maturing in 2 years	Maturing in 3 years	Total
Government-backed securities	$42,881	$14,556	$3,015	$60,452
Weighted average yield	2.15%	2.36%	2.78%	2.24%

Corporate notes and bonds	$21,327	$11,546	$4,217	$37,090
Weighted average yield	2.62%	2.15%	2.86%	2.50%
	$64,208	$26,102	$7,232	$97,542

Fair Value of Fixed Rate Debt

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At October 3, 2004, we had $295.0 million of long-term fixed interest rate debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $281.6 million at October 3, 2004.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.  We are continuing the evaluation of our internal controls against the standards adopted by the Public Company Accounting Oversight Board. In the course of our ongoing evaluation, we have identified certain significant deficiencies that we are addressing. In the event these deficiencies are not resolved, it is possible that they may, in the aggregate, constitute a material weakness that could affect our ability to issue an unqualified management report or receive an unqualified attestation report from our independent auditor.  These matters have been discussed with our audit committee and we are taking appropriate steps to resolve these deficiencies, make necessary improvements and enhance the reliability of our internal control over financial reporting

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2004, we issued 14,436 shares of our common stock to Koninklijke Philips Electronics NV (“Philips”) in connection with an ongoing obligation arising from our 1997 transaction with Philips.  The foregoing issuance of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, among other exemptions, on the basis that the transaction did not involve a public offering.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation. (1)
3.2	Amended and Restated Bylaws, as amended on April 17, 2003. (2)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended September 28, 2003.
(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: November 12, 2004	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chief Executive Officer and President
(Principal Executive Officer)

/s/ ROBERT S. GREGG
Robert S. Gregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)