Form 10-K
period 2004-12-31
FEI CO
filed 2005-03-14
CIK 914329

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($23.32) as reported by the Nasdaq National Market System, as of the last business day of the registrant's most recently completed second fiscal quarter (July 2, 2004), was $318,001,711.

        The number of shares outstanding of the registrant's Common Stock as of March 1, 2005 was 33,479,520 shares.

Documents Incorporated by Reference

        The Registrant has incorporated by reference into Part III of Form 10-K portions of its Proxy Statement for its 2005 Annual Meeting of Shareholders.

FEI COMPANY
2004 FORM 10-K ANNUAL REPORT

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

        Our products are based largely on focused charged particle beam technology. They include transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), focused ion-beam systems ("FIBs") and DualBeam systems that combine a FIB column and a SEM column on a single platform. Other products include secondary ion mass spectrometers ("SIMS"), stylus nanoprofilometers ("SNPs") and software systems for computer aided design ("CAD") navigation and semiconductor yield improvement. We also design, manufacture and sell some of the components of electron microscopes and FIBs to other manufacturers. Our products are sold to a geographically diverse base of semiconductor manufacturers, thin film head manufacturers in the data storage industry and industrial, institutional and research organizations in the life sciences and material sciences fields. The development of our comprehensive suite of products for three dimensional structural process measurement and analysis solutions has been driven by our strong technology base that includes approximately 124 patents in the U.S. and approximately 161 patents outside of the U.S. and the technical expertise and knowledge base of approximately 398 research and development personnel worldwide. To date, we have a total worldwide installed base of approximately 6,230 systems, which we believe provides a strong foundation for future business.

Markets and Products

        Our products and services are sold to three sets of customers in broad markets:

  •
  The Industry and Institute market includes a wide range of research institutions, universities, drug and biotechnology companies and materials manufacturers and includes customers working on materials research and life sciences research and development. Applications in this market are primarily for research and development today, but we expect our tools to be used in an increasing number of production and process control applications in the next several years. In some contexts we also divide the Industry and Institute market into NanoBiology and NanoResearch and Industry markets. Approximately 46.4% of our 2004 net sales came from this market;

  •
  The Semiconductor market includes designers and manufacturers of integrated circuits, as well as merchant photomask makers. Our tools are used for research and product design and development and, in recent years, have moved from laboratory applications into production and process control applications in semiconductor fabrication facilities. The Semiconductor market accounted for approximately 46.4% of our net sales in 2004; and

  •
  The Data Storage market includes manufacturers of thin film heads used in computer disk drives. Our tools are primarily used for process control applications in this market, with some applications in product and process development. The data storage market accounted for approximately 7.2% of 2004 net sales. The combination of the semiconductor and data storage markets is referred to as the NanoElectronics market in some contexts.

        We provide products or services to these markets from four segments:

  •
  Microelectronics products include DualBeams, FIBs, SNP systems and computer aided design navigation and yield management software. Collectively, they accounted for approximately 45.1% of our net sales in 2004;

  •
  Electron Optics products include SEMs, TEMs and SIMS systems. They accounted for approximately 33.3% of our net sales in 2004;

  •
  Service performed on our installed base of products, which made up approximately 19.5% of our net sales in 2004; and

  •
  Components include electron and ion emitters and focusing columns and accounted for approximately 2.1% of our 2004 net sales.

        For financial data about our segments, you can also read Note 21 to the consolidated financial statements contained in this report.

Microelectronics Products

        Our microelectronics products include DualBeam systems, FIBs, SNP systems and computer aided design navigation and yield management software. These products and applications serve customers in all of our markets.

        In the Semiconductor market, DualBeam products are used for defect analysis and process monitoring, as well as yield improvement and process development tasks for semiconductor fabrication lines and supporting failure analysis laboratories. Laboratory and in-fab applications include inspecting and evaluating lithography and etch, monitoring metal step coverage, reviewing defects located by a variety of inspection tools, three-dimensional metrology, measuring overlay in cross section and preparation of TEM samples for high resolution analysis. DualBeam products include systems designed to handle 300- and 200-millimeter wafers as well as systems designed to analyze smaller samples in laboratory environments.

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

        Our FEI Knights Technology markets Design-For-Manufacturing ("DFM") software products, including computer-aided-design navigation software that provides computerized interface and navigation software for more than 50 different types of analysis and test equipment, helping chip manufacturers reduce design time and cost. FEI Yield Management software allows customers to collect, correlate, analyze and share manufacturing data to achieve and maintain higher yields.

        We believe our microelectronics products significantly increase the speed and improve the functions of design edit, photolithography mask modification and repair, failure analysis and process monitoring performed by integrated circuit manufacturers, thereby shortening time to market for new generations of integrated circuits and increasing the yield of fabrication lines.

        In the Data Storage market, our DualBeam products are also used by thin film head manufacturers for three-dimensional metrology to better control the manufacturing process and increase yields. Applications include measurement of the functional features of thin film heads. The subsequent metrology information is then used to control the etch and deposition processes, which play vital roles in the manufacturing process.

        In the Industry and Institute market, our small DualBeam products are used in a wide range of laboratory applications for materials research and life sciences research. With an expanded series of small DualBeam products introduced in 2003, we provide three-dimensional analysis capability to a market which previously only had the two-dimensional information provided by SEMs.

Electron Optics Products

        Our SEMs, TEMs and SIMS systems, which comprise our electron optics products, provide a range of solutions for industrial and research purposes, including structural research, structural biology, structural diagnostics and structural process control. Customers include Industry and Institute clients as well as Semiconductor and Data Storage manufacturers. Specific applications include analysis of advanced materials, such as ceramics, metals and composites; determination of viral, cellular and protein structures; and failure analysis, defect analysis, metrology and determination of implant depth. Our electron optics products are adaptable and user-friendly because our current products run on Windows NT® operating systems. In addition, modular hardware and software packages permit a basic instrument to be configured to specific requirements and easily reconfigured if requirements change.

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

        Our TEMs utilize a highly focused beam of electrons that pass directly through the sample of interest, avoiding interactions with bulk specimens that degrade image quality. Our TEMs, therefore, allow image resolution down to the atomic level, and may include capabilities for electron diffraction, high resolution electron energy loss analysis and electron beam tomography for three-dimensional determination of complex structures. Our 200kV and 300kV TEMs provide atomic resolution imaging for materials science applications, and our 100kV TEMs provide integrated atomic element mapping for life sciences applications. In 2004, we demonstrated our technical leadership in ultra-high-resolution microscopy by achieving image resolution of less than one Ångstrom (one tenth of a nanometer) using a commercially available 200kV TEM.

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

Service Business

        Our systems are sold with installation and scheduled warranty included. Standard warranty on products is 12 months. Occasionally, an extended warranty period is provided. Once the warranty period expires, we offer our customers the opportunity to purchase a service contract to cover planned maintenance and repair of the system while in their facilities. Historically, approximately 80% of our customers purchase a service contract after the warranty period expires. These service contracts are most often for a one-year period, but multiple year service contracts are also occasionally sold. We also provide service on our systems under time and materials billing arrangements. We provide this field service capability through our branches, subsidiaries and representatives located in 45 countries around the world.

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

Core Technologies

        We use several core technologies to deliver a range of value-added customer solutions. Our core technologies include:

  •
  focused ion beams, which allow modification of structures in sub-micron geometries;

  •
  focused electron beams, which allow imaging, analysis and measurement of structures at sub-micron and even atomic levels;

  •
  beam gas chemistry, which increases the effectiveness of ion and electron beams and allows deposition of materials on structures at sub-micron levels; and

  •
  system automation and sample management, which provide faster access to data and improved ease of use for operators of our systems.

        Particle beam technologies—focused ion beams and electron beams.    The emission of ions, which are positively or negatively charged atoms, or electrons from a source material, is fundamental to many of our products. Particle beams are focused on a sample. The fundamental properties of ion and electron beams permit them to perform various functions. The relatively low mass subatomic electrons interact with the sample and release secondary electrons. When collected, these secondary electrons can provide high quality images at near atomic-level resolution. The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons. Through FIBs, the surface can be modified or milled with sub-micron precision by direct action of the ion beam or in combination with gases. Secondary electrons and ions may also be collected for imaging and compositional analysis. Our ion and electron beam technologies provide advanced capabilities and applications when coupled with our other core technologies.

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

        System automation and sample management.    Drawing on our knowledge of industry needs and using robotics and image recognition software, we have developed automation capabilities that allow us to increase system performance, speed and precision. These capabilities have been especially important to our development efforts for in-line products and applications in the data storage and semiconductor markets and are expected to be increasingly important in emerging production and process control applications in Industry and Institute markets. Two important areas where we have developed significant automation technologies are TEM sample preparation and three-dimensional process control. TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic-level, structures. TEM sample preparation has traditionally been a slow and difficult manual process. With our DualBeam system and proprietary software, we have automated this process, significantly improving the sample consistency and overall throughput. Similarly, by automating three-dimensional process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management.

        In addition to these core technologies, we employ other advanced technologies in some of our tools, including stylus nanoprofilometry and secondary ion mass spectrometry. Stylus nanoprofilometry utilizes a finely pointed tip or stylus that determines the three-dimensional contour of a surface under evaluation to generate a three-dimensional surface profile. Our stylus nanoprofilometry technology is used primarily in conjunction with our FIB products for photomask repair. Our SIMS technology makes use of ions ejected from a surface when it is bombarded by another beam of ions to generate depth profiles of various elements or chemicals. This capability allows our customers to understand, for example, the depth of implanted elements used to generate transistors in semiconductor devices, or to measure thickness of ultra-thin layers in composite materials.

Research and Development

        Our research and development staff at December 31, 2004 consisted of 398 employees, including scientists, engineers, designer draftsmen, technicians and software developers. We also contract with Philips Research Laboratories for basic research applicable to our FIB and SEM technologies. In 2004, we paid Philips Research Laboratories approximately $4.9 million under these research contracts.

        For more information on Philips research arrangements, see Note 18 of Notes to Consolidated Financial Statements included in Item 8 of this report.

        During 2004, we introduced eight new products:

  •
  Accura XT+, a mask repair DualBeam product;

  •
  SNP XT, a mask repair SNP;

  •
  Vectra Gen 5, a circuit Edit FIB;

  •
  DA300 HP, a DualBeam defect analysis tool;

  •
  UltraView, a ultra-high resolution imaging tool;

  •
  Expida 1285, a 300mm system;

  •
  Tecnai G2, a TEM; and

  •
  Sirion XT, a SEM.

        We believe our knowledge of field emission technology and products incorporating focused ion beams remain critical to our performance in the focused charged particle beam business. Drawing on this technology, we have developed a number of product innovations, including:

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

        From time to time, we engage in joint research and development projects with some of our customers and other parties. In Europe, our electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs. We periodically have received public funds under Dutch government and European Union-funded research and development programs, the most significant of which is the Micro-Electronics Development for European Applications, or MEDEA, program, which was established in 1997. In the United States, we have a contract with the International SEMATECH organization to develop technology and bring to market products which meet the specific requirements of its member companies. We also maintain other informal collaborative relationships with universities and other research institutions, and we work with several of our customers to evaluate new products. Further, we engage in research and development programs with various United States governmental agencies. Under these contracts, we must undertake mandated hiring practices and other obligations required of entities contracting with the United States government and failure to satisfy these obligations could result in the loss of these contracts.

        The markets into which we sell our principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, we have expended substantial amounts of money on research and development. We generally intend to continue at or above our present level of research and development expenditures and believe that continued investment will be important to our ability to address the needs of our customers and to develop additional product offerings. Research and development efforts continue to be directed toward development of next generation product platforms, new ion and electron columns, beam chemistries, system automation and new applications. We believe these areas hold promise of yielding significant new products and existing product enhancements. Research and development efforts are subject to change due to product evolution and changing market needs. Often, these changes cannot be predicted.

Manufacturing

        We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, the Netherlands; Peabody, Massachusetts; Brno, Czech Republic and Munich, Germany. During 2004, we completed the move of several components and TEM products to our lower-cost facility in Brno. Our system manufacturing operations consist largely of final assembly and the testing of finished products. Product performance is documented before these products are shipped. We also fabricate electron and ion source materials and manufacture component products at our facility in Oregon.

        Although many of the components and subassemblies included in our system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by a small number of suppliers, including Philips Enabling Technologies Group, B.V. and Sanmina-SCI. In

addition, we obtain a significant portion of our component parts from a limited number of suppliers. Neways Electronics N.V. is a significant source for electronic subassemblies that were, until 2000, manufactured at our facilities in Eindhoven. Some of the subcomponents that make up the components and sub-assemblies supplied to us are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to ensure that adequate sources are available to maintain manufacturing schedules.

Sales, Marketing and Service

        Our sales and marketing staff at December 31, 2004 consisted of approximately 255 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products, which we expect to further expand our microelectronics products and electron optics products markets. Our sales force and marketing efforts are not segmented by product market, but are organized through the following three geographic sales and services divisions: North America, Europe and the Asian-Pacific region.

        We require sales representatives to have the technical expertise and understanding of the businesses of our principal and potential customers to meet the requirements for selling our products. Normally, a sales representative will have the knowledge of, and experience with, our products or similar products, markets or customers at the time the sales representative is hired. We also provide additional training to our sales force on an ongoing basis. Our marketing efforts include presentations at trade shows, advertising in trade journals, development of printed collateral materials, customer forums, public relations efforts in trade media and our website. In addition, our employees publish articles in scientific journals and make presentations at scientific conferences.

        In a typical sale, a potential customer is provided with information about our products, including specifications and performance data, by one of our sales representatives. The customer then often participates in a product demonstration at our facilities, using samples provided by the customer. The sales cycle for our systems typically ranges from three to twelve months, but can be longer when our customers are evaluating new applications of our technology.

        Our microelectronics products, electron optics products and component products are sold generally with a twelve month warranty, and warranty periods have typically been shorter for used systems. Customers may purchase service contracts for our microelectronics products and electron optics products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the three regions in which we have sales and service divisions. We also contract with independent service representatives for microelectronics products service in Israel and South Korea.

Competition

        The markets for our products are highly competitive. A number of our competitors and potential competitors have greater financial, marketing and production resources than we do. Additionally, markets for our products are subject to constant change, due in part to evolving customer needs. As we respond to this change, the elements of competition as well as the specific competitors may change. Moreover, one or more of our competitors might achieve a technological advance that would put us at a competitive disadvantage.

Microelectronics

        Our principal competitors for the sale of microelectronics products include Applied Materials Inc., JEOL Ltd., Hitachi, Ltd., Seiko Instruments Inc., NP Test, Carl Zeiss SMT AG and Orsay Physics S.A. We believe the key competitive factors in the microelectronics products market are performance, range of features, reliability and price. We believe that we are competitive with respect to each of these factors. We have, however, experienced price competition in the sale of our microelectronics products and believe price will continue to be an important factor in the sale of most models.

Electron Optics

        Our competitors for the sale of electron optics products include JEOL Ltd., Inc., Hitachi, Ltd., and Carl Zeiss SMT AG. The principal elements of competition in the electron optics products market are the performance characteristics of the system and the cost of ownership of the system, which is based on purchase price and maintenance costs. We believe we are competitive with respect to each of these factors, although we have faced increasing pressure on average selling price due to aggressive pricing practices of competitors. Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

Components

        Competitors for our component products include Denki Kagaku Kogyo Kabushiki Kaisha, Orsay Physics S.A., Topcon Corporation, Ionoptika Ltd., APCO and York Probe Sources Ltd. Our existing competitors for electron optics products and microelectronics products that manufacture components for their own use also are potential competitors for our component products. We believe our component products have features that allow us to compete favorably with others in this segment of our business.

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

Patents and Intellectual Property

        We rely on a combination of trade secret protection, nondisclosure agreements and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, approximately 124 patents in the United States and approximately 161 patents outside of the United States, including patents we acquired from Koninklijke Philips Electronics N.V., or Philips. We also own foreign patents corresponding to many of these United States patents. Further, we have licenses for additional patents. Our patents expire over a period of time through the year 2021.

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

        We also depend on trade secrets used in the development and manufacture of our products. We endeavor to protect these trade secrets but the measures we have taken to protect these trade secrets may be inadequate or ineffective.

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

Employees

        At December 31, 2004, we had approximately 1,691 full-time, permanent employees and 66 temporary employees worldwide. The permanent and temporary employees included 410 in manufacturing, 398 in research and development, 512 in customer service; 255 in sales and marketing; and 182 in general administration. Some of the 1,019 employees who are employed outside of the United States are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our United States employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.

Backlog

        We only recognize backlog for firm purchase orders for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. At December 31, 2004, our product and service backlog was $129.0 million and $31.0 million, respectively, compared to $94.1 million and $27.5 million, respectively, at December 31, 2003. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Geographic Revenue and Assets

        The following table summarizes sales by geographic region in 2004 (in thousands):

	North America	Europe	Asia- Pacific	Total
Product sales	$132,087	$113,362	$129,459	$374,908
Service sales	45,104	30,736	14,957	90,797

Total sales	$177,191	$144,098	$144,416	$465,705

        Sales in the United States totaled $174.8 million, or 37.5%, of our total sales in 2004. No other country represented 10% or more of our total 2004 sales.

        Our long-lived assets were geographically located as follows at December 31, 2004 (in thousands):

U.S.	$54,870
The Netherlands	16,559
Other	44,057

Total	$115,486

Seasonality

        In general, our sales have tended to grow more rapidly from the third to the fourth quarter of the year than in other sequential quarterly periods, primarily because our Industry and Institute customers budget their spending on an annual basis. Correspondingly, the Industry and Institute market has tended to record declines in revenue from the fourth quarter of one year to the first quarter of the next year. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor and data storage industries.

Where You Can Find More Information

        Our principal executive offices are located at 5350 NE Dawson Creek Drive, Hillsboro, Oregon 97124. Our Internet address is www.feicompany.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 as amended ("Exchange Act"). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC's Public Reference Room located at 450 Fifth St., NW, Room 1024, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. You can also obtain copies of these materials by contacting our investor relations department at (503) 726-7500.

Cautionary Factors That May Affect Future Results

        This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; factors that may affect our 2005 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, or anticipated performance of products or services; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

        The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K filed with the SEC. You also should read the section titled "Use of Estimates in Financial Reporting" included in Note 1 of Notes to Consolidated Financial Statements included pursuant to Item 8 in this report. The following items are factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

        The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do, and may price their products very aggressively. Our significant competitors include:

  •
  Microelectronics: Applied Materials, Seiko, NP Test, JEOL, Hitachi and Carl Zeiss SMT AG; and

  •
  Electron Optics: JEOL, Hitachi and Carl Zeiss SMT AG.

        A substantial investment is required by customers to install and integrate capital equipment into their laboratories and production lines. As a result, once a manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies on that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor's capital equipment, we expect to experience difficulty selling to that customer for a significant period of time.

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

        Our continued success will depend, in part, on our ability to continue to retain and attract key managerial, engineering and technical personnel. In particular, we depend on our Chief Executive Officer, President and Chairman of our Board of Directors, Vahé A. Sarkissian. Furthermore, our growth will be dependent on our ability to attract new, highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for such talent is intense. The loss of key personnel, or our inability to attract key personnel, could have a material adverse effect on our business, prospects, financial condition or results of operations.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

        As of December 31, 2004, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics NV, owned approximately 25% of our outstanding common stock. In addition, Jan C. Lobbezoo, Executive Vice President and Chief Financial Officer of Philips Semiconductors International B.V., an affiliate of Philips, serves on our Board of Directors. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

        Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product's stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the stage of the build cycle reached. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We did not have significant order cancellations during the years ended December 31, 2004 or 2003.

        Due to these factors, our net revenues and results of operations have fluctuated in the past and are likely to fluctuate significantly in the future on a quarterly and annual basis. It is likely that in some future quarter or quarters our results of operations will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

We have long sales cycles for our systems, which may cause our results of operations to fluctuate and could negatively impact our stock price.

        Our sales cycle can be 12 months or longer and is unpredictable. Variations in the length of our sales cycle could cause our net sales and, therefore, our business, financial condition, results of operations and cash flows, to fluctuate widely from period to period. These variations could be based on factors partially or completely outside of our control.

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

        Our business depends in large part on the capital expenditures of industry and institute, semiconductor and data storage customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

Year Ended December 31,	2004	2003	2002
Industry and Institute	46.4%	50.0%	54.1%
Semiconductor	46.4	42.5	42.2
Data Storage	7.2	7.5	3.7

	100.0%	100.0%	100.0%

        The data storage and semiconductor industries are cyclical. These industries have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or more of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. The industry and institute market also is affected by overall economic conditions, but is not as cyclical as the semiconductor and data storage markets.

        In 2004, our customers experienced an improvement in their markets compared to the global downturn suffered in the prior years, which resulted in improved demand for our products as compared to 2002 and 2003. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers' products in the future would cause our business to decline. During downturns, our sales or margins may decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as continued investment in research and development or capital equipment requirements. As such, we may experience gross margin erosion and a decline in our earnings.

Our customers experience rapid technological changes, with which we must keep pace, but we may be unable to introduce new products on a timely basis to meet such changes.

        The data storage, semiconductor and industry and institute industries experience rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends in large part on our ability to develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by competitors could cause a decline in our sales or a loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition, resulting in lower margins, which could materially adversely affect our business, prospects, financial condition and results of operations.

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

        The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers' changing needs and emerging technological trends and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will result in products that the market will accept. For example, we have invested significant resources in the development of three dimensional metrology products for semiconductor wafer manufacturing. If three-dimensional metrology is not widely accepted or if we fail to develop products that are accepted by the marketplace, our long-term growth could be harmed. Further, after a product is developed, we must be able to manufacture sufficient volume quickly and at low cost. To accomplish this objective, we must accurately forecast production volumes, mix of products and configurations that meet customer requirements. If we are not successful in making accurate forecasts, our business and results of operations could be significantly harmed.

Because we have significant operations outside of the United States, we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.

        Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. In the years ended December 31, 2004 and 2003, approximately 62% and 64%, respectively, of our revenues came from outside of the United States. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 31% and 30%, respectively, of our sales in the years ended December 31, 2004 and 2003 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future, which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

        Moreover, we operate in approximately 45 countries. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse affect on our control over service inventories, quality of service, customer relationships and financial reporting.

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

        Several of our competitors hold patents covering a variety of technologies that may be included in some of our products. In addition, some of our customers may use our products for applications that are similar to those covered by these patents. From time to time, we and our respective customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. To date, none of these allegations has resulted in litigation. Our competitors or other entities may, however, assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

We may not be able to enforce our intellectual property rights, especially in foreign countries, which could materially adversely affect our business.

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

        Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 62% and 64%, respectively, of our sales from foreign countries in the years ended December 31, 2004 and 2003. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

        We have significant indebtedness. At December 31, 2004, we had total convertible long-term debt of approximately $295.0 million, which could all become due and payable between June and August 2008.

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

  •
  the dilutive effects on our shareholders as a result of the up to 5,528,527 shares of common stock that would be issued in the event we elect to settle all or a portion of the Zero Coupon Convertible Notes in shares upon the bondholders' election to convert the notes once certain stock price metrics are met;

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

FASB's adoption of Statement 123R will cause changes to existing accounting pronouncements or taxation rules or practices. This may affect our reported results of operations or how we compensate our employees and conduct our business.

        On October 13, 2004, the FASB adopted Statement 123R, "Share-Based Payment," which will require us, starting in the third quarter of fiscal 2005, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If the FASB's Statement 123R was in effect for the periods reported in this report, we would have had to reduce net income by $12.4 million, $9.5 million and $8.3 million, net of tax, for the three years ended December 31, 2004, 2003, and 2002, respectively.

        Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, change the mix of compensation we pay to our employees or change the way we conduct our business.

Due to our extensive international operations and sales, we are exposed to foreign currency exchange rate risks that could adversely affect our revenues, gross margins and results of operations.

        A significant portion of our sales and expenses are denominated in currencies other than the United States dollar, principally the euro. Approximately 15% to 20% of our revenue in a given year is denominated in euros, while approximately half of our expenses are denominated in euros. Particularly as a result of this imbalance, changes in the exchange rate between the United States dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows.

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

        Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts' ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

        The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges have a bias to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $3.1 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively.

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

We are planning to implement certain systems changes that might disrupt our operations.

        Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. We plan to implement a comprehensive enterprise resource planning ("ERP") software system in 2005 and 2006. This new ERP system will cover many aspects of our business. If we encounter delays or difficulties in implementing the new ERP system, it could adversely affect our ability to do the following in a timely manner: manage and replenish inventory, fulfill and process orders, manufacture and ship products in a timely manner, invoice and collect receivables, place purchase orders and pay invoices, coordinate sales and marketing activities, prepare our financial statements, manage our accounting systems and controls and otherwise carry on our business in the ordinary course. Any such disruption could adversely affect our business, prospects, financial condition and results of operations.

Terrorist acts or acts of war and natural disasters may seriously harm our business and revenues, costs and expenses and financial condition.

        Terrorist acts, acts of war and natural disasters (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, any and all of which could significantly impact our revenues, expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are largely uninsured for losses and interruptions caused by terrorist acts and acts of war and natural disasters.

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

Item 2. Properties

        Our corporate headquarters is located in a purchased facility in Hillsboro, Oregon. This facility totals approximately 180,000 square feet and houses all of our Hillsboro-based activities, including manufacturing, research and development, corporate finance and administration, and sales and marketing.

        We also maintain an administrative, development and manufacturing facility in Eindhoven, the Netherlands, consisting of approximately 244,169 square feet of space. In 2003, we renewed the lease for most of this space through 2017. Present lease payments are approximately $250,812 per month.

        We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of approximately 92,570 square feet of space, and is leased for approximately $110,000 per month. The lease expires in 2012.

        We lease and occupy approximately 69,000 square feet in Peabody, Massachusetts for administrative, development and manufacturing operations, at a cost of approximately $107,600 per month.

        We lease approximately 16,000 square feet in Sunnyvale, California for development operations, at a cost of approximately $40,500 per month. We lease and occupy approximately 16,300 square feet of space in Munich, Germany for manufacturing SIMS systems. Present lease payments are approximately $22,605 per month.

        We operate sales and service offices in leased facilities in France, Germany, Italy, Japan, the Netherlands, the United Kingdom and the United States, as well as other smaller offices in the other countries where we have direct sales and service operations. In some of these locations, we lease space directly. In other locations, we obtain space through service agreements with affiliates of Philips. We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products. In addition, we believe that if product demand increases, we can use outsourced manufacturing of spare parts as a means of adding capacity without increasing our direct investment in additional facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock trades on The Nasdaq National Market System under the symbol FEIC. The high and low sales prices on the Nasdaq National Market System for the past two years were as follows:

2003	High	Low
Quarter 1	$19.85	$13.55
Quarter 2	21.73	15.05
Quarter 3	28.75	18.27
Quarter 4	28.45	20.67
2004	High	Low
Quarter 1	$28.50	$20.17
Quarter 2	25.25	18.87
Quarter 3	23.27	16.66
Quarter 4	23.06	18.30

        The approximate number of beneficial shareholders and shareholders of record at February 25, 2005 was 10,500 and 118, respectively.

        In February 1997 we acquired the electron optics business of Koninklijke Philips Electronics N.V., or Philips, pursuant to a combination agreement between us and a subsidiary of Philips. We issued shares of our common stock to Philips at the time of the combination and agreed to issue additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised. The additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. During 2004, we issued 14,000 shares of our common stock to Philips in connection with this agreement. The shares issued were not registered under the Securities Act of 1933, as amended (the "Act") and the issuance was made in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. As of December 31, 2004, 185,000 shares of our common stock remain issuable under this agreement.

        There were no cash dividends declared or paid in 2004. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

        Information regarding securities authorized for issuance under equity compensation plans will be included in the proxy statement for our 2005 annual meeting of shareholders.

Item 6. Selected Financial Data

        The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
IN THOUSANDS (except per share amounts)
	2004	2003	2002	2001	2000
Statement of Operations Data
Net sales	$465,705	$360,977	$341,381	$376,004	$320,300
Cost of sales	276,249	215,666	191,568	193,612	183,178

Gross profit	189,456	145,311	149,813	182,392	137,122
Total operating expenses(1)	156,695	131,762	131,199	123,318	100,602

Operating income (loss)	32,761	13,549	18,614	59,074	36,520
Other expense, net(2)	(8,390)	(2,812)	(4,946)	(4,074)	(1,637)

Income before income taxes and cumulative effect of change in accounting principle	24,371	10,737	13,668	55,000	34,883
Income tax expense	7,798	3,543	4,990	22,494	14,073

Income before cumulative effect of change in accounting principle	16,573	7,194	8,678	32,506	20,810
Cumulative effect of change in accounting principle, net of tax of $4,405	—	—	—	—	(7,499)

Net income	$16,573	$7,194	$8,678	$32,506	$13,311

Basic income per share before cumulative effect of change in accounting principle	$0.50	$0.22	$0.27	$1.06	$0.74

Diluted income per share before cumulative effect of change in accounting principle(3)	$0.42	$0.20	$0.26	$1.02	$0.70

Cumulative effect of change in accounting principle per basic share	$—	$—	$—	$—	$(0.27)

Cumulative effect of change in accounting principle per diluted share	$—	$—	$—	$—	$(0.25)

Basic net income per share	$0.50	$0.22	$0.27	$1.06	$0.47

Diluted net income per share(3)	$0.42	$0.20	$0.26	$1.02	$0.45

Shares used in basic per share calculations	33,253	32,930	32,493	30,563	28,091

Shares used in diluted per share calculations	39,668	36,844	33,460	31,986	29,827

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data
Cash and cash equivalents	$114,326	$97,430	$167,423	$176,862	$24,031
Working capital	435,152	413,004	297,539	349,024	91,175
Total assets	841,794	755,145	636,479	607,476	314,823
Convertible debt	295,000	295,000	175,000	175,000	25,674
Shareholders' equity	379,570	336,293	326,925	296,516	168,289

(1)
Included in 2004 operating expenses is a $0.6 million charge for restructuring, reorganization and relocation. Included in 2003 operating expenses is a $1.7 million charge for restructuring, reorganization and relocation related to our fourth quarter 2002 and second quarter 2003 restructuring and reorganization plans, plus $1.2 million for the write-off of in-process purchased technology. Included in 2002 operating expenses is a restructuring charge of $5.5 million undertaken to consolidate operations, eliminate redundant facilities and reduce operating expenses, plus a charge of $6.8 million for the proposed merger with Veeco Instruments Inc., which was subsequently cancelled. Included in 2001 operating expenses is a charge of $3.4 million to write off acquired in-process research and development in connection with acquisitions. Included in 1999 operating expenses is a charge of $14.1 million to write off acquired in-process research and development in connection with the acquisition of Micrion Corporation in August 1999 and a restructuring charge of $0.1 million.

(2)
Included in 2003 other expense, net is $3.5 million related to currency and hedging gains. Included in 2001 other expense, net is a valuation charge of $3.7 million to adjust the carrying value of our cost method investment in Surface/Interface to reflect the price we paid to acquire the rest of Surface/Interface in 2001.

(3)
Diluted net income per share in 2003 has been restated to give effect to Emerging Issues Task Force ("EITF") 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share," which was ratified in October 2004. EITF 04-8 requires companies to include shares issuable upon conversion of contingently convertible debt in their diluted EPS calculations regardless of whether or not the debt is currently convertible. See also Note 2 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Summary of Products and Segments

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

Overview

        The semiconductor and industry and institute markets showed strength throughout 2004, while the data storage market slowed significantly in the second half of 2004. Our small DualBeam products, our defect analysis tools and our TEMs showed the strongest growth in 2004. We received a number of strategic orders during the second half of 2004, including a multi-unit order for defect analysis tools, small DualBeams and TEMs from a leading memory manufacturer for use in developing next-generation devices. In the first half of 2004, we announced that we had broken the one-Angstrom barrier with a 200KV TEM, which has positively affected sales of our Tecnai tools and our defect analysis tools.

        Our customers are combining our ultra high-resolution TEMs with our defect analysis tools and our small DualBeam products to create systems that allow them to determine the root cause of ultra-small defects in the semiconductor fab, taking advantage of our strength in wafer-level defect analysis tools, small DualBeams for sample milling and analysis and TEMs for high-resolution analysis.

        In the industry and institute markets, the market was strong in part because of continued growth in government spending worldwide for nanotechnology research. That government funding supports many of the orders we receive from academic and institutional customers. We believe we are benefiting from this spending because of the new capabilities we are bringing to this market, especially with ultra-high-resolution imaging in TEMs and three-dimensional cutting and imaging in the lower-priced small DualBeams introduced in 2003.

        Our increased production volume during the second half of 2004 had a positive impact on our gross margins, as we utilized our production capacity more efficiently, although utilization in U.S. operations was lower than expected. The weakening United States dollar in 2004 had a negative impact on our operating expenses. This impact was partially offset by our hedging program.

        Despite the positive effects of our hedging program, we anticipate that our operating results in coming quarters will continue to be affected somewhat by volatility in exchange rates. However, with our hedging program, we are better able to match realized gains and losses pertaining to these derivative contracts with the actual economic gains and losses of the underlying hedge transaction in the appropriate line items of our statement of operations. See also Item 7A. Quantitative and Qualitative Disclosures about Market Risks below.

Outlook for 2005

        For 2005, we expect our revenues to continue to be substantially dependent upon the health of the semiconductor and industry and institute markets. In particular, an upturn in the semiconductor market and capital spending by semiconductor companies would be beneficial to us. Also, we are increasingly focused on selling products to emerging nanotechnology research markets. The extent to which these markets develop and increase their capital spending will impact our revenues for the year. We expect to introduce new product and product enhancements in the year and the timing of these new product introductions, as well as the degree to which customers accept them and prefer them to our competitors' products, also will affect our revenues for the year.

        We also are seeking to modestly increase our product gross margins in 2005. Our success in achieving this will depend on our ability to increase sales volumes and gain higher factory utilization, improve our product mix through increased sales of our higher margin products and reduce materials costs and other costs in our supply chain.

        We expect our foreign currency hedging activities to partially mitigate the effects of foreign currency exchange fluctuations on our gross margins in 2005, although these fluctuations will continue to have some impact on our financial results. In 2005, we also plan to increase our R&D and marketing spending in absolute dollars as we continue to develop and introduce new products.

        Our reported earnings in 2005 also will be affected by certain changes in accounting rules. Among other things, beginning in mid-2005 we will be required to expense certain amounts associated with the grant of employee equity incentives, such as stock options and the sale of shares to our employees under our Employee Share Purchase Plan. Also, since the fourth quarter of 2004 we have been required to treat the approximately 5.5 million shares of our common stock deemed to be underlying our zero coupon convertible debt as outstanding for purposes of calculating our diluted earnings per share amounts; in addition we will have to include the approximately 2.9 million shares underlying our 5.5% convertible debt in our per share calculation to the extent the inclusion of those shares is dilutive.

Results of Operations

        The following table sets forth our statement of operations data in thousands of dollars.

	Year Ended December 31,
	2004	2003	2002
Net sales	$465,705	$360,977	$341,381
Cost of sales	276,249	215,666	191,568

Gross profit	189,456	145,311	149,813
Research and development	55,857	46,312	42,483
Selling, general and administrative	94,307	77,463	71,531
Merger costs	—	—	6,839
Amortization of purchased technology	5,924	5,069	4,817
Purchased in-process research and development	—	1,240	—
Restructuring, reorganization and relocation costs	607	1,678	5,529

Operating income	32,761	13,549	18,614
Other expense, net	8,390	2,812	4,946

Income before income taxes	24,371	10,737	13,668
Income tax expense	7,798	3,543	4,990

Net income	$16,573	$7,194	$8,678

        The following table sets forth our statement of operations data as a percentage of net sales.

	Year Ended December 31,(1)
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.3	59.7	56.1

Gross profit	40.7	40.3	43.9
Research and development	12.0	12.8	12.4
Selling, general and administrative	20.3	21.5	21.0
Merger costs	—	—	2.0
Amortization of purchased technology	1.3	1.4	1.4
Purchased in-process research and development	—	0.3	—
Restructuring, reorganization and relocation costs	0.1	0.5	1.6

Operating income	7.0	3.8	5.5
Other expense, net	1.8	0.8	1.5

Income before income taxes	5.2	3.0	4.0
Income tax expense	1.7	1.0	1.5

Net income	3.6%	2.0%	2.5%

(1)
Percentages may not add due to rounding.

        Net sales increased $104.7 million, or 29.0%, to $465.7 million, in 2004 compared to $361.0 million in 2003. The increase in net sales was driven primarily by increased sales to the microelectronics segment, due to stronger semiconductor industry conditions in 2004 compared to 2003, as well as increased electron optics segment sales from nanotechnology research, which are described more fully below.

        Net sales increased $19.6 million, or 5.7%, to $361.0 million in 2003 compared to $341.4 million in 2002. This increase primarily resulted from increases in sales from our microelectronics and service segments. Sales in the Asian-Pacific and European regions were also stronger in 2003 compared to 2002.

Net Sales by Segment

        Net sales include sales in our microelectronics, electron optics, components and service segments. Net sales by segment (in thousands) and as a percentage of total sales were as follows:

	Year Ended December 31,
	2004		2003		2002
Microelectronics	$210,016	45.1%	$146,199	40.5%	$128,549	37.7%
Electron Optics	155,097	33.3%	123,927	34.3%	134,700	39.4%
Service	90,797	19.5%	81,095	22.5%	67,804	19.9%
Components	9,795	2.1%	9,756	2.7%	10,328	3.0%

	$465,705	100.0%	$360,977	100.0%	$341,381	100.0%

Microelectronics

        The $63.8 million, or 43.7%, increase in microelectronics sales in 2004 compared to 2003 primarily was due to increased capital spending by the semiconductor industry, which positively affected unit sales of our 300 mm defect analysis tools and of our newer small DualBeam products. Our small

DualBeam systems include the Nova product and the Quanta 3D. Our new small DualBeam products, which have a lower price point than our other dual beam products, have made it possible for certain customers to buy a DualBeam product rather than one of our single beam SEM products. We also had improvements in sales of our circuit edit and mask repair tools in 2004 compared to 2003. In addition, we had $8.2 million of software sales related to our Knights Technology software (purchased as the EGSoft division of Electroglas in the third quarter of 2003) in 2004, compared to $4.1 million in 2003.

        The $17.7 million, or 13.7%, increase in microelectronics sales in 2003 compared to 2002 primarily was a result of increased demand for new products, combined with some improvement in demand for existing products directed at the semiconductor and data storage equipment business. Total unit shipments increased 14% in 2003 compared to 2002. The increase was due primarily to strong demand for our small stage DualBeam systems and our data storage metrology Certus 3D systems, which were introduced in mid 2003.

Electron Optics

        The $31.2 million, or 25.2%, increase in our electron optics segment in 2004 compared to 2003 primarily was due to unit increases in sales of our SEM products and increased sales of our higher-end TEM products, which were partially driven by increased spending in the research market and improved product positioning.

        The $10.8 million, or 8.0%, decrease in electron optics sales in 2003 compared to 2002 primarily was a result of decreased volumes of both TEM and SEM units and continued pricing pressures from competition in the marketplace, partially offset by favorable currency exchange gains totaling approximately $13 million. Total electron optics unit shipments decreased by 16% in 2003 compared to 2002. Shifts in product mix towards our lower priced products and lower margin products, such as SEMs, negatively affected our sales in 2003 compared to 2002, as did the shift from possible SEM sales to our small DualBeam microelectronics products.

Service

        The $9.7 million, or 12.0%, increase in our service segment in 2004 compared to 2003, as well as the $13.3 million, or 19.6%, increase in 2003 compared to 2002, primarily were due to continued expansion of our installed base. Our installed base grew 11% in 2004 compared to 2003. Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically one year. Increased sales of systems that have reached the end of their warranty periods usually lead to a related increase in service contracts.

Components

        Our component sales, which comprised between 2% and 3% of our net sales from 2002 to 2004, tend to follow the cyclical pattern of the semiconductor equipment business.

        Sales from our component segment were flat in 2004 compared to 2003 as improvements in the semiconductor equipment business, primarily in the first three quarters of 2004, were offset by longer product life. Components are consumables and, therefore, the longer the product life, the less they have to be replaced. In addition, our component production capacity is limited, and we utilized a larger percentage of the components internally in 2004 compared to 2003.

        Our component sales were relatively flat in 2003 as compared to 2002, but did increase sequentially in each quarter of 2003.

Sales by Geographic Region

        A significant portion of our revenue has been derived from customers outside of the United States, which we expect to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
North America	$177,191	38.1%	$128,587	35.6%	$142,591	41.8%
Europe	144,098	30.9%	124,487	34.5%	105,095	30.8%
Asia-Pacific Region	144,416	31.0%	107,903	29.9%	93,695	27.4%

	$465,705	100.0%	$360,977	100.0%	$341,381	100.0%

North America

        The $48.6 million, or 37.8%, increase in sales in North America in 2004 compared to 2003 primarily was due to the improvement in the semiconductor industry, which positively affected unit sales of our 300 mm defect analysis tools and of our small DualBeam products. Also, with the increase in our installed base, service revenues increased in 2004 compared to 2003. We also had increases in sales of our mask repair and circuit edit tools in 2004 compared to 2003. In addition, we had $8.2 million of Knights Technology software sales in 2004, compared to $4.1 million in 2003 and, virtually all sales from our components segment are in the United States.

        The $14.0 million, or 9.8%, decrease in sales from the North American region in 2003 compared to 2002 was due to market uncertainty as well as transition for new product introductions. The semiconductor and data storage markets were shifting to more overseas production and investment, which shifted sales out of North America and into Europe and the Asia-Pacific region. Many United States-based companies were purchasing equipment for delivery overseas. However, the North American economic climate, and the semiconductor industry in particular, improved in the second half of 2003. The North American region was also positively affected in 2003 by $4.1 million of sales related to our Knights Technology software.

Europe

        The $19.6 million, or 15.8%, increase in sales in Europe in 2004 compared to 2003 primarily was due to an increase in nanotechnology spending, better customer reception of our higher-end TEM products, increased service revenue, due to the increase in our installed base, and currency fluctuations. These increases were partially offset by a large circuit edit sale in 2003 that did not repeat in 2004. The increase of the value of European currencies against the United States dollar increased sales by approximately $12.6 million in 2004.

        The $19.4 million, or 18.5%, increase in the European region in 2003 compared to 2002 primarily was due to significant sales to adopters of our small DualBeam product Nova. An overall strengthening of European currencies against the United States dollar had an approximately $13.0 million positive impact on net sales in 2003. 2003 was also positively affected by two large microelectronics equipment sales of approximately $5.0 million each for defect analysis and mask repair.

Asia-Pacific Region

        The $36.5 million, or 33.8%, increase in sales in the Asia-Pacific region in 2004 compared to 2003 primarily was due to increases in unit sales of our small DualBeam products and our SEM products. During the second half of 2004, sales to the Korean market increased significantly. These increases were partially offset by a large data storage sale in 2003 that did not repeat in 2004.

        The $14.2 million, or 15.2%, increase in the Asia-Pacific region in 2003 compared to 2002 was primarily due to an increase in sales in Japan of microelectronics products, especially small DualBeam units. We also realized improved sales in China, which included sales of SEM and TEM electron optics products and certain microelectronic products for the semiconductor industry.

Sales by Market

        Sales by market and as a percentage of total sales were as follows (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
Semiconductor	$216,178	46.4%	$153,444	42.5%	$143,930	42.2%
Industry and Institute	216,108	46.4%	180,579	50.0%	184,751	54.1%
Data Storage	33,419	7.2%	26,954	7.5%	12,700	3.7%

	$465,705	100.0%	$360,977	100.0%	$341,381	100.0%

Semiconductor

        Product sales to the semiconductor market includes both wafer-level and small DualBeam systems, defect analysis tools, mask repair and circuit editing FIB and DualBeam tools, as well as a number of component products.

        The $62.7 million, or 40.9%, increase in sales to the semiconductor market in 2004 compared to 2003 primarily was due to the increase in unit sales of our small DualBeam products, as well as increases in sales of our defect analysis tools. During the second half of 2004, we sold our first two CLM-3D metrology systems to the semiconductor market. TEM sales also improved significantly in the fourth quarter of 2004, as did sales of our defect analysis and small DualBeam products. In addition, we had $8.2 million of revenue in 2004 related to our Knights Technology software, compared to $4.1 million in 2003.

        The $9.5 million, or 6.6%, increase in semiconductor sales in 2003 compared to 2002 primarily was due to strength in the laboratory area of this sector in the second half of 2003, where we benefited from the general industry upturn, as well as from sales of our small DualBeam products. During 2003, we also shipped several high-end defect analysis systems as part of our strategy to move our defect analysis products from laboratory into production environments.

Industry and Institute

        Product sales to the industry and institute market primarily consist of SEMs, TEMs, small DualBeam and SIMS systems. Customers in this market include universities, research institutes and corporate research and development labs. In addition, this market serves life sciences customers who are utilizing pathology applications of our TEMs and SEMs. Within the industry and institute market, we see opportunity for increased sales related to applications in life sciences and nanotechnology. Also, with the introduction of our small DualBeam products in mid-2003, we penetrated customers who were previously using SEM tools. These tools, which provide a broader range of solutions for our customers, provide greater gross margins than we obtained on our SEM products.

        The $35.5 million, or 19.7%, increase in sales to the industry and institute market in 2004 compared to 2003 primarily was due to an increase in unit sales of our SEM, TEM and small DualBeam products, attributed to increased nanotechnology research spending by governments, universities and industry in both the United States and Europe. Sales of our small DualBeam line of products, especially the Nova Nanolab, as well as our higher-end TEM products were especially strong.

        The $4.2 million, or 2.3%, decrease in industry and institute sales in 2003 compared to 2002 primarily was due to pricing pressure.

Data Storage

        Product sales to the data storage market primarily consists of wafer and small DualBeam systems.

        The $6.5 million, or 24.0%, increase in data storage sales in 2004 compared to 2003 primarily was due to increases in unit sales of our Certus product in the first two quarters of 2004, which we began selling in the second half of fiscal 2003. The Certus tool offers new metrology capability and improved performance over the prior generation of our data storage metrology tool. While we continue to sell upgrade packages for existing tools, sales of our Certus product in the third and fourth quarters of 2004 were delayed due to a slow-down in capital purchases by the data storage industry. Capital equipment spending in this market is sometimes very volatile from one quarter to the next. While certain manufacturers in the data storage market have begun to switch to perpendicular recording, until this transition becomes a wide-scale trend, we expect our sales to this market to continue to be negatively affected.

        The $14.3 million, or 112.2%, increase in data storage sales in 2003 compared to 2002 primarily was due to increased sales of our Certus tool in the second half of 2003.

Cost of Sales and Gross Margin

        Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. In our current circumstance, we see four primary drivers affecting gross margin: product mix (including the effect of price competition), volume, ongoing cost reduction efforts and currency fluctuations.

        Cost of sales increased $60.6 million, or 28.1%, to $276.2 million in 2004 compared to $215.7 million in 2003. The increase primarily was due to the increases in sales volume and the effects of currency fluctuations related to our manufacturing operations in Brno, Czech Republic, and Eindhoven, the Netherlands, which is where our electron optics products, our small DualBeam products and certain of our defect analysis tools are manufactured.

        Cost of sales increased $24.1 million, or 12.6%, to $215.7 million in 2003 compared to $191.6 million in 2002. The increase primarily was due to the effects of currency fluctuations related to our manufacturing operations in Brno, Czech Republic, and Eindhoven, the Netherlands, as well as an increase in sales volume.

        Our overall gross margin as a percentage of sales in 2004 compared to 2003 increased slightly, primarily due to the increase in gross margin in the microelectronics segment, as well as the increase in microelectronics sales as a percentage of total sales. The products in our microelectronics segment generally are higher margin products than the products in our other segments. Our gross margins also benefited from increased utilization in our European manufacturing sites in the second half of 2004. This was offset, in part, by lower than expected utilization of our U.S. manufacturing facilities. Our overall gross margin in 2004 was reduced by approximately 1.2 percentage points due to currency effects, net of the benefits of our hedges. Our overall gross margin in 2003 compared to 2002 decreased primarily due to decreased sales in the microelectronics and electron optics segments.

        Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2004	2003	2002
Microelectronics	50.2%	49.5%	52.5%
Electron Optics	32.1%	34.5%	40.7%
Components	47.1%	60.6%	52.0%
Service	30.8%	31.8%	31.3%
Overall	40.7%	40.3%	43.9%

2004 Compared to 2003

        The manufacturing operations for many of our microelectronics and electron optics products are located in Europe, and, as the dollar weakened in relation to the euro and Czech koruna, our expenses in these locations increased, and our margins have been negatively impacted. In addition, our electron optics segment experienced pricing pressures from competitors, such as Jeol and Seiko, which have introduced new products into our markets or which have benefited from favorable currency exchange movements in their countries.

Microelectronics

        The increase in gross margin in the microelectronics segment in 2004 compared to 2003 primarily was due to an improvement in product mix with an increasing percentage of sales generated by our higher margin small DualBeam products and our defect analysis tools. In addition, the increase in our software sales as a percentage of total sales in 2004 compared to 2003 also increased our gross margin. Production efficiencies were also realized as our production volumes increased. The improvements in margin were partially offset by an approximately 0.7 percentage point decrease in 2004 in our gross margin due to the relative decline in the United States dollar compared to European currencies (without giving effect to our foreign currency hedges) related to our manufacturing operations in Brno, Czech Republic, and Eindhoven, the Netherlands. Our small DualBeam products and certain of our defect analysis tools are manufactured in those locations.

Electron Optics

        The decrease in margins in our electron optics segment in 2004 compared to 2003 primarily was due to a 3.7 percentage point decrease in margins related to the relative decline in the United States dollar compared to European currencies (without giving effect to our foreign currency hedges), partially offset by a shift in mix to higher margin SEM and TEM products and production efficiencies realized as our production volumes increased.

Components

        The decrease in margin in our components segment primarily was due to a decrease in units produced, as well as a shift in mix of component products produced in 2004 compared to 2003. These decreases were magnified by the fact that our components revenue was only $9.8 million in 2004.

Service

        The decrease in margins in our service segment in 2004 compared to 2003 primarily was due to increases in parts, labor and travel related expenses to support our products introduced in 2003, including the Certus products, our small DualBeam products and our CLM 3D Metrology Systems in both the United States and Europe. We increased headcount in the service segment of our business by approximately 8%, or 38 people, in 2004 compared to 2003.

2003 Compared to 2002

        Gross profit and margins were negatively affected in 2003 by the weakening of the United States dollar in relation to the euro and other European currencies, without giving effect to currency hedging activity. Currency issues reduced our overall gross profit by approximately $6.7 million in 2003 and increased our gross profit by approximately $2.1 million in 2002.

        A shift in product mix in 2003, especially within the electron optics segment, to lower margin products, as well as a shift to a greater percentage of our sales being generated by our service segment, also negatively affected gross margin and gross profit. Service segment gross margins, however, have improved in 2003 compared to 2002 due to continued improved economies of scale from the additional growth in our installed base of systems.

        Gross margin in the microelectronics segment was positively affected in 2003 by the sale of high margin software products acquired when we purchased EGSoft in the third quarter of 2003. These sales increased our overall gross margin by approximately 0.7% in 2003.

Research and Development Costs

        Research and development ("R&D") costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

        R&D costs were $55.9 million (12.0% of net sales) in 2004 compared to $46.3 million (12.8% of net sales) in 2003 and $42.5 million (12.4% of net sales) in 2002.

        R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Subsidies	$8,802	$6,684	$5,219
Capitalized software development costs	682	2,387	5,767

        R&D costs increased approximately $9.6 million in 2004 compared to 2003. Approximately $2.6 million of the increase in 2004 compared to 2003 was as a result of our acquisitions of Knights Technology in the third quarter of 2003 and of Emispec in the fourth quarter of 2003. Increases in labor and related costs, exclusive of our Knights Technology and Emispec acquisitions, added an additional $2.7 million in expense. We also had a $2.6 million increase in material consumption in 2004 compared to 2003 and a $2.6 million increase in software application development. Included in the above increases, as well as other components of R&D, is a total of $2.8 million of expense related to the impact that the weakening of the United States dollar in relation to the euro had on R&D activities in Europe.

        R&D costs increased approximately $3.8 million in 2003 compared to 2002. The weakening of the United States dollar in relation to the euro increased R&D costs in 2003 compared to 2002 by approximately $3.8 million. R&D costs increased an additional approximately $1.5 million in 2003 as a result of our acquisitions of our Knights Technology and Revise in the third quarter of 2003 and of Emispec in the fourth quarter of 2003. These increases were partially offset by a decrease in 2003 of $1.8 million in material consumption compared to 2002.

        We anticipate that we will continue to invest in R&D at a similar percentage of revenue for the foreseeable future. Accordingly, as revenues increase, we currently anticipate that R&D expenditures also will increase. Actual future spending, however, will depend on market conditions.

Selling, General and Administrative Costs

        Selling, general and administrative ("SG&A") costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs also include sales commissions paid to our employees as well as to our agents.

        SG&A costs were $94.3 million (20.3% of net sales) in 2004 compared to $77.5 million (21.5% of net sales) in 2003 and $71.5 million (21.0% of net sales) in 2002.

        SG&A costs increased by $16.8 million in 2004 compared to 2003 due to an approximately $3.6 million increase associated with regulatory requirements, including compliance with the Sarbanes-Oxley Act of 2002, and a $10.1 million increase in labor related costs, including sales commissions and bonuses. SG&A costs also increased approximately $2.6 million in 2004 compared to 2003 due to our acquisition of Knights Technology during the third quarter of 2003. Included in the above increases, as well as other components of SG&A, is a total of $4.5 million related to the weakening of the United States dollar in relation to the euro.

        The weakening of the United States dollar in relation to the euro increased SG&A costs in 2003 compared to 2002 by approximately $4.6 million. The increase in 2003 also includes costs for moving and temporarily maintaining duplicate facilities related to our transition from leased facilities to our Hillsboro facility we moved into in 2003, which totaled approximately $0.7 million. SG&A costs increased approximately $1.9 million in 2003 due to our acquisitions of our Knights Technology, Revise and Emispec and increased $0.6 million due to increased sales commissions, which resulted from increased sales. These increases were partially offset by cost containment programs initiated in the fourth quarter of 2002 and throughout 2003. In addition, we were able to reduce our expenditures in the areas of travel, consulting fees, supplies and other miscellaneous corporate related charges in 2003 as compared to 2002.

Merger Costs

        During 2002, $6.8 million of legal, accounting and investment banking costs were incurred and expensed in connection with our proposed merger with Veeco. In January 2003, the proposed merger was terminated by mutual agreement of the parties. There were no merger related expenses in 2004 or 2003.

Amortization of Purchased Technology

        Amortization of purchased technology was $5.9 million in 2004, $5.1 million in 2003 and $4.8 million in 2002. The increases in 2004 compared to 2003 and in 2003 compared to 2002 are due to the acquisitions of Knights Technology and Revise during the third quarter of 2003 and Emispec in the fourth quarter of 2003. Our purchased technology balance at December 31, 2004 was $22.1 million, and current amortization of purchased technology is approximately $1.4 million per quarter, which could increase if we acquire additional technology.

Purchased In-Process Research and Development

        The $1.2 million of purchased in-process research and development in 2003 relates to the write-off of certain in-process technology purchased in connection with the acquisition of Knights Technology and Revise in the third quarter of 2003. The Knights Technology acquisition in-process research and development relates to next generation computer aided design navigation software. This software was approximately 55% complete upon acquisition, and became ready for market in late 2004. The Revise acquisition in-process research and development related to laser technology to take core samples from silicon. This project was approximately 50% complete upon acquisition. In 2004, this project was determined to have no future value. No write-offs were recorded in 2004.

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

        As a result of restructuring and other cost reduction efforts, as of December 31, 2004, we had reduced operating expenses and materials costs by approximately $9.0 million to $10.0 million per year compared to expense levels at the end of 2002. These cost reductions, however, were offset by increased costs due to the decline of the United States dollar against other currencies, increased salary costs (primarily in Europe), increased insurance expense, increased costs due to redundant operations while we transitioned manufacturing lines to the Brno site and consolidated our Hillsboro operations in 2003 and increased costs due to our acquisitions.

        In addition to the charges in connection with our restructuring and reorganization plans, this line item includes costs related to relocating current employees. Relocation costs totaled $0.2 million in 2004, $1.6 million in 2003 and $0 in 2002. The $0.5 million restructuring charge recorded in 2004 was to accrue for costs related to an operating lease for a building we abandoned in the second quarter of 2004.

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

Restructuring Accrual

        The following table summarizes, for 2004, the charges, write-offs and expenditures related to restructuring charges (in thousands):

Year Ended December 31, 2004	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs & Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	$—	$(314)	$(106)	$150
Abandoned leases, leasehold improvements and facilities	1,534	458	(989)	(133)	870

	$2,104	$458	$(1,303)	$(239)	$1,020

        Remaining cash expenditures for severance and related charges are expected to be paid through the second quarter of 2005. The current estimate accrued for cash to be paid related to abandoned leases is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

Other Income (Expense), Net

        Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

        Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and a shareholder note receivable. Interest income was $5.2 million in 2004, $4.9 million in 2003 and $6.8 million in 2002.

        The increase in interest income in 2004 compared to 2003 was primarily due to increased average cash and investment balances, which were the result of our receipt of net proceeds of $145.9 million from our zero coupon convertible debt offering in June 2003, offset by the $31.4 million used for the redemption of a portion of our 5.5% convertible note and $23.9 million used for the purchase of a convertible note hedge related to the zero coupon convertible debt offering.

        The decrease in interest income in 2003 compared to 2002 was the result of lower average interest rates, partially offset by increased average cash and investment balances, which was the result of our receipt of net proceeds of $145.9 million from our zero coupon convertible debt offering in June 2003.

        Interest expense for the 2004, 2003 and 2002 periods primarily relates to our 5.5% convertible debt issued in August 2001. The amortization of capitalized note issuance costs related to both of our convertible note issuances is also included as a component of interest expense. In addition, interest expense in 2003 included the write-off of $0.7 million of note issuance costs and $0.8 million for the premium paid on the redemption of $30 million of our 5.5% convertible debt in June 2003. Further, interest expense in 2002 included $0.6 million of interest related to borrowings under bank lines of credit and to borrowings from Philips under the Philips credit facility, which was terminated prior to the August 2001 debt offering. Amortization of our remaining convertible note issuance costs will total approximately $0.4 million per quarter through 2008.

        Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. The $3.3 million loss in 2004 primarily relates to a loss on our forward extra contracts in the first quarter of 2004, which was prior to our achieving hedge treatment of such contracts. In the fourth quarter of 2003, we recognized a $2.6 million gain on such contracts. Currency related losses totaled $3.1 million in 2004, $1.2 million in 2003 and $0.3 million in 2002.

        In addition, beginning in July 2003, we entered into various forward exchange contracts to partially mitigate the impact of changes in the euro against the dollar on our manufacturing and operating expenses in Europe. Prior to achieving hedge treatment of such contracts in the second quarter of 2004, we marked to market any contracts that were not realized in a given quarter. The realized and unrealized gains related to these contracts totaled $4.7 million in 2003.

        See "Liquidity and Capital Resources" below for a discussion of the changes in our cash and investment balances during 2004. See also "Item 7A: Qualitative and Quantitative Disclosures about Market Risk" below for a discussion of our foreign currency gains and losses and hedging activities.

Income Tax Expense

        Our effective income tax rate was 32.0% in 2004, 33.0% in 2003 and 36.5% in 2002. Our effective tax rate may differ from the United States federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of the foreign export benefit, research and experimentation tax credits earned in the United States, adjustments to our tax contingency reserves and other factors.

        In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates in the United States and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the United States governing research and experimentation credits, the foreign export benefit, and other factors. The American Jobs Creation Act of 2004, enacted October 22, 2004, repealed the extraterritorial income exclusion ("ETI"). Transition rules, however, kept the exclusion for 2004. We currently anticipate our 2005 effective tax rate to be approximately 34% based on the forecasted mix of income between the United States and foreign jurisdictions.

        The 2004 effective tax rate decreased primarily due to the reduction of reserves held for tax contingencies and additional reserves and experimentation credits. The 2003 effective tax rate decreased compared to the rate for 2002 primarily due to our release of valuation allowances on deferred taxes for foreign net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        Our sources of liquidity and capital resources as of December 31, 2004 consisted of $304.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $33.9 million in non-current investments, $4.2 million of long-term restricted cash, $27.0 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to bank guarantees that expire through December 2006. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs through at least 2007.

        In the year ended December 31, 2004, cash and cash equivalents increased $16.9 million to $114.3 million as of December 31, 2004 from $97.4 million as of December 31, 2003 primarily as a result of $18.1 million provided by operations, the positive impact of currency of $8.1 million, $3.5 million of proceeds from the exercise of employee stock options, net sales of investments and marketable securities of $3.8 million and $1.6 million related to the repayment of a shareholder note receivable. These increases were partially offset by $14.8 million used for the purchase of property, plant and equipment, $2.3 million used for an investment in convertible debt and equity of an unconsolidated subsidiary and $0.7 million used for development of software.

        Accounts receivable increased $58.0 million to $159.8 million as of December 31, 2004 from $101.8 million as of December 31, 2003 primarily due to the increase in total revenue in the third and fourth quarters of 2004 compared to the third and fourth quarters of 2003. In addition, $5.4 million of the increase related to changes in currency rates. Our days sales outstanding, calculated on a quarterly basis, was 101 days at December 31, 2004 compared to 97 days at December 31, 2003. The increase as of December 31, 2004 compared to December 31, 2003, was primarily due to a greater volume of shipments in the fourth quarter of 2004 as compared to the fourth quarter of 2003.

        Inventories decreased $14.5 million to $87.8 million as of December 31, 2004 compared to $102.3 million as of December 31, 2003. The decrease was primarily was due to more efficient management and usage of our inventory, partially offset by a $6.8 million increase due to changes in currency rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 4.0 times and 2.3 times for the quarters ended December 31, 2004 and 2003, respectively.

        Expenditures for property, plant and equipment of $14.8 million in 2004 primarily were for customer evaluation systems. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development. We estimate our total capital expenditures in 2005 to be approximately $20 million, primarily for the development and introduction of new products and a new enterprise resource planning ("ERP") system.

        Other assets, which include service inventories, capitalized software development costs, note issuance costs, trademarks, patents, deposits and other long-term assets, increased $4.0 million to $58.6 million at December 31, 2004 compared to $54.7 million at December 31, 2003. Significant components of other assets are summarized as follows (in thousands):

	Balance at December 31, 2003	Additions	Amortization	Write-offs and other adjustments(1)	Balance at December 31, 2004	Current quarterly amortization
Service inventories, net	$26,279	$3,233	$—	$4,236	$33,748	n/a
Capitalized software development costs	$9,214	$660	$(4,268)	$44	$5,650	$1,114
Note issuance costs	$7,567	$21	$(1,655)	$—	$5,933	$449
Investments in unconsolidated subsidiaries	$3,475	$2,268	$—	$—	$5,743	n/a
Patents, trademarks and other intangible assets	$5,264	$109	$(807)	$(598)	$3,968	$197

(1)
Other adjustments primarily include disposal of service inventory against the excess and obsolescence valuation adjustment and translation adjustments.

        The increase in service inventories primarily is for service support requirements related to certain product sales that occurred in 2004. We expect to continue to invest in software development as we develop new software for our existing products and for our new products under development.

        In addition to our $295.0 million of convertible debt outstanding, we maintain a $10.0 million unsecured, committed bank borrowing facility in the United States, a $2.9 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries used in connection with product sales. In addition, we maintain a $10.0 million unsecured and uncommitted bank facility in the United States and a $4.1 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees. At December 31, 2004, a total of $27.0 million was available under these facilities. At December 31, 2004, we had outstanding standby letters of credit and bank guarantees totaling approximately $34.7 million to secure customer advance deposits, $20.5 million of which are secured by our restricted cash balance.

Contractual Payment Obligations

        A summary of our contractual commitments and obligations as of December 31, 2004 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2005	2006 and 2007	2008 and 2009	2010 and beyond
Convertible Debt	$295,000	$—	$—	$295,000	$—
Convertible Debt Interest	31,665	7,975	15,950	7,740	—
Letters of Credit and Bank Guarantees	34,663	29,696	3,778	1,189	—
Purchase Order Commitments	24,169	24,169	—	—	—
Pension Related Obligations	1,716	30	216	158	1,312
Operating Leases	82,785	8,248	13,528	12,344	48,665
Lease Guarantees	2,829	—	2,829	—	—

Total	$472,827	$70,118	$36,301	$316,431	$49,977

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

        Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

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

  •
  stock-based compensation; and

  •
  accounting for derivatives.

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

        Our billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a holdback of 10% to 20% of the total purchase price subject to completion of installation and final acceptance at the customer site. The portion of revenue related to installation and final acceptance, which is 4%, is deferred until such installation and final acceptance are completed.

        We recognize software license revenues in accordance with AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," or SOP 97-2, as amended by SOP 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of each element. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. We utilize the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value, and the residual amount of revenue is allocated to the delivered element. We recognize license revenues upon delivery of the software.

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

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is estimated based on past collection problems and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in credit quality. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our allowance for doubtful accounts totaled $3.3 million and $5.0 million, respectively, at December 31, 2004 and 2003.

Valuation of Excess and Obsolete Inventory

        Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence. Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service. As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used. Total valuation adjustments included in inventory were $13.4 million and $15.5 million, respectively, at December 31, 2004 and 2003.

Lives and Recoverability of Equipment and Other Long-Lived Assets

        We evaluate the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. No such adjustments were made in 2004, 2003 or 2002.

Goodwill

        Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We perform our annual impairment test in November each year. To perform that test, we compare the carrying value of our business segments to our estimates of the fair value of each of those segments. If the fair value of a business segment is less than its carrying value, we will write down the related goodwill to its implied fair value. We use estimates of future cash flows, discounted to present value, and other measures of fair value to estimate the relative fair value of each of our business segments. It is reasonably possible that our estimates of future cash flows, discount rates and other assumptions inherent in the calculation of the estimated fair value of each business segment will change in the future, which could cause us to write down goodwill at that time. We did not record any goodwill impairment charges in 2004, 2003 or 2002.

Existing Technology Intangible Assets

        Existing technology intangible assets purchased in business combinations, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology. We currently are using amortization periods ranging from 5 to 12 years for these assets. Changes in technology could affect our estimates of the useful lives of such assets. We test our technology intangible assets for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability by comparing the carrying amount to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate. We review the estimated useful lives of the assets on an annual basis. We have not changed estimated useful lives or recognized impairment charges related to our technology intangible assets during 2004, 2003 or 2002.

Software Development Costs

        We capitalize certain software development costs for software expected to be sold independently or within our products. Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets. Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, which is usually 3 years. Changes in technology could affect our estimate of the useful life of such assets. Capitalized software development costs totaled $5.7 million and $9.2 million, respectively, at December 31, 2004 and 2003. Current amortization totals approximately $1.1 million per quarter.

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

Income Taxes

        We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," we record a valuation allowance to reduce deferred tax assets to the amount expected to "more likely than not" be realized in our future tax returns. Should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, adjustments to the valuation allowance for deferred tax assets may be required. Our net deferred tax assets totaled $19.0 million and $11.6 million, respectively, at December 31, 2004 and 2003.

Warranty Liabilities

        Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and warranty costs fluctuate. Our warranty reserve totaled $10.1 million and $10.5 million, respectively, at December 31, 2004 and 2003. Warranty expense totaled $11.7 million, $9.0 million and $10.3 million, respectively, during 2004, 2003 and 2002.

Stock-Based Compensation

        We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We provide disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied in measuring compensation expense. Compensation expense, net of tax, calculated pursuant to SFAS No. 123 totaled $12.4 million, $9.5 million and $8.3 million, respectively, in 2004, 2003 and 2002. See also Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Accounting for Derivatives

        We use foreign forward extra contracts (a combination of forward exchange and option contracts) to hedge certain anticipated foreign currency exchange transactions. When specific criteria required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income/expense during the quarter in which such changes occur.

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

        In addition, because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from sales in that geographic region. Our raw materials, labor and other manufacturing costs are primarily denominated in United States dollars, euros and Czech korunas. This situation negatively affects our gross margins and results of operations when the dollar weakens in relation to the euro or koruna. A strengthening of the dollar in relation to the euro or koruna would have a positive effect on our gross margins and results of operations. Movement of Asian currencies in relation to the dollar and euro also can affect our reported sales and results of operations because we derive more revenue than we incur costs from the Asia-Pacific region. In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.

        Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments increased shareholders' equity and comprehensive income in 2004 by $16.9 million. Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders' equity would increase by approximately $35.7 million as of December 31, 2004. Holding other variables constant, if the United States dollar strengthened by 10% against all currencies that we translate, shareholders' equity would decrease by approximately $29.2 million as of December 31, 2004.

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

        As of December 31, 2004, the aggregate notional amount of our outstanding derivative contracts was $151.0 million, which contracts have varying maturities through September 2005.

        Holding other variables constant, if the United States dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2004 would increase by approximately $14.9 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

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

        In the second quarter of 2004, these derivatives met the criteria to be designated as hedges and, prospectively, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $1.8 million in 2004 in cost of sales related to hedge results. As of December 31, 2004, $2.4 million of deferred unrealized net gains on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next nine months as a result of the underlying hedged transactions also being recorded in net income. No amounts were recorded in other comprehensive income for such hedges as of December 31, 2003.

Interest Rate Risk

        Our exposure to market risk for changes in interest rates primarily relate to our investments. Since we have no variable interest rate debt outstanding at December 31, 2004, our interest expense is relatively fixed and not affected by changes in interest rates.

        The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities. As of December 31, 2004, we held cash and cash equivalents of $114.3 million and short-term restricted cash of $16.4 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income by approximately $1.1 million assuming our cash and cash equivalent balances at December 31, 2004 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

        As of December 31, 2004, we held short and long-term fixed rate investments of $207.5 million that consisted of corporate notes and bonds, government-backed securities, variable rate notes and other equity securities. An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have the intent and ability to hold these fixed rate investments until maturity. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $1.0 million assuming our investment balances at December 31, 2004 remained constant.

        The following table summarizes the weighted average yields and expected maturity or liquidation dates of each type of our investments as of December 31, 2004 (dollars in thousands):

	in 1 year	in 2 years	in 3 years	Total
Variable rate notes	$111,400	$—	$—	$111,400
Weighted average yield	2.42%	—	—	2.42%
Government-backed securities	$46,278	$10,424	$12,911	$69,613
Weighted average yield	2.18%	2.46%	2.83%	2.34%
Corporate notes and bonds	$16,003	$6,103	$3,084	$25,190
Weighted average yield	2.61%	1.92%	2.97%	2.49%

	$173,681	$16,527	$15,995	$206,203

Fair Value of Fixed Rate Debt

        The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At December 31, 2004, we had $295.0 million of long-term fixed interest rate debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $290.5 million at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

        Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2004 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Net sales	$105,094	$108,468	$106,969	$145,174
Cost of sales	63,063	64,707	61,760	86,719

Gross profit	42,031	43,761	45,209	58,455
Total operating expenses(1)	35,313	37,796	38,597	44,989

Operating income	6,718	5,965	6,612	13,466
Other expense, net(2)	(3,817)	(1,266)	(1,583)	(1,724)

Income before taxes	2,901	4,699	5,029	11,742
Income tax expense	1,015	1,645	1,760	3,378

Net income	$1,886	$3,054	$3,269	$8,364

Basic net income per share	$0.06	$0.09	$0.10	$0.25
Diluted net income per share(3)	$0.05	$0.08	$0.08	$0.21
Shares used in basic per share calculations	33,186	33,241	33,262	33,323
Shares used in diluted per share calculations(3)	39,714	39,734	39,561	39,664
2003
Net sales	$85,442	$89,803	$87,995	$97,737
Cost of sales	50,411	52,801	52,709	59,745

Gross profit	35,031	37,002	35,286	37,992
Total operating expenses(1)	30,740	31,223	33,725	36,074

Operating income	4,291	5,779	1,561	1,918
Other income (expense), net(2)	(1,396)	(3,741)	(513)	2,838

Income before taxes	2,895	2,038	1,048	4,756
Income tax expense	1,013	713	367	1,450

Net income	$1,882	$1,325	$681	$3,306

Basic net income per share	$0.06	$0.04	$0.02	$0.10
Diluted net income per share(3)	$0.06	$0.04	$0.02	$0.08
Shares used in basic per share calculations	32,745	32,860	32,974	33,141
Shares used in diluted per share calculations(3)	33,423	34,639	39,603	39,711

(1)
Included in quarterly total operating expenses are the following charges that affect comparability:

•
Restructuring related charges totaling $0.5 million in the second quarter of 2004;

•
Restructuring related charges (credits) totaling $1.5 million, $0.8 million and $(0.6) million, respectively, in the second, third and fourth quarters of 2003; and

•
A $1.2 million charge for in-process research and development in the second quarter of 2003.

(2)
Through the first quarter of 2004, fluctuations in other income (expense), net, on a quarterly basis, typically resulted from the timing or amount of realized and unrealized gains and losses on our foreign currency hedging contracts. Beginning in the second quarter of 2004, these derivatives met the criteria to be designated as a hedge and, prospectively, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income.

(3)
Diluted net income per share in the second, third and fourth quarters of 2003 and the first, second and third quarters of 2004 has been restated to give effect to Emerging Issues Task Force ("EITF") 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share," which was ratified in October 2004. EITF 04-8 requires companies to include shares issuable upon conversion of contingently convertible debt in their diluted EPS calculations regardless of whether or not the debt is currently convertible. See also Note 1 of Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
FEI Company
Hillsboro, Oregon

        We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon
March 10, 2005

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$114,326	$97,430
Short-term investments in marketable securities	173,681	189,842
Short-term restricted cash	16,356	10,448
Receivables, net of allowances for doubtful accounts of $3,257 and $5,020	159,761	101,810
Current receivable from Accurel	515	532
Inventories	87,783	102,315
Deferred tax assets	8,365	6,522
Other current assets	29,804	13,905

Total Current Assets	590,591	522,804
Non-current investments in marketable securities	33,850	22,919
Long-term restricted cash	4,177	1,810
Long-term receivable from Accurel	883	1,170
Property, plant and equipment, net of accumulated depreciation of $60,882 and $51,671	71,550	69,392
Purchased technology, net of accumulated amortization of $26,871 and $21,046	22,080	27,105
Goodwill	41,486	41,423
Deferred tax assets	18,555	13,857
Other assets, net	58,622	54,665

Total Assets	$841,794	$755,145

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$36,618	$35,422
Current account with Philips	4,240	4,223
Accrued payroll liabilities	15,070	8,285
Accrued warranty reserves	10,052	10,500
Deferred revenue	43,349	28,743
Income taxes payable	7,962	3,108
Accrued restructuring, reorganization and relocation	1,020	2,104
Other current liabilities	37,128	17,415

Total Current Liabilities	155,439	109,800
Convertible debt	295,000	295,000
Deferred tax liabilities	6,412	8,448
Other liabilities	5,373	5,604
Commitments and contingencies
Shareholders' Equity:
Preferred stock—500 shares authorized; none issued and outstanding
Common stock—70,000 shares authorized; 33,413 and 33,153 shares issued and outstanding	315,632	308,509
Note receivable from shareholder	—	(1,506)
Retained earnings	22,077	5,504
Accumulated other comprehensive income	41,861	23,786

Total Shareholders' Equity	379,570	336,293

Total Liabilities and Shareholders' Equity	$841,794	$755,145

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
Net Sales:
Products	$370,906	$280,920	$267,963
Products—related party	4,002	(1,038)	5,614
Service	89,585	80,637	67,273
Service—related party	1,212	458	531

Total net sales	465,705	360,977	341,381
Cost of Sales:
Products	213,434	160,374	144,952
Services	62,815	55,292	46,616

Total cost of sales	276,249	215,666	191,568

Gross Profit	189,456	145,311	149,813
Operating Expenses:
Research and development	55,857	46,312	42,483
Selling, general and administrative	94,307	77,463	71,531
Merger costs	—	—	6,839
Amortization of purchased technology	5,924	5,069	4,817
Purchased in-process research and development	—	1,240	—
Restructuring, reorganization and relocation	607	1,678	5,529

Total operating expenses	156,695	131,762	131,199

Operating Income	32,761	13,549	18,614
Other Income (Expense):
Interest income	5,212	4,868	6,809
Interest expense	(10,332)	(11,470)	(11,067)
Other, net	(3,270)	3,790	(688)

Total other expense, net	(8,390)	(2,812)	(4,946)

Income before income taxes	24,371	10,737	13,668
Income tax expense	7,798	3,543	4,990

Net income	$16,573	$7,194	$8,678

Basic net income per share	$0.50	$0.22	$0.27

Diluted net income per share	$0.42	$0.20	$0.26

Shares used in per share calculations:
Basic	33,253	32,930	32,493

Diluted	39,668	36,844	33,460

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Year Ended December 31,
	2004	2003	2002
Net income	$16,573	$7,194	$8,678
Other comprehensive income (loss):
Foreign currency translation adjustment, zero taxes provided	16,895	19,258	13,668
Unrealized holding loss on available-for-sale securities (net of tax of $181)	(276)	—	—
Net deferred gain on derivatives designated as hedges (net of tax of $953)	1,456	—	—

Comprehensive income	$34,648	$26,452	$22,346

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Shareholders' Equity

For The Years Ended December 31, 2004, 2003 and 2002

(In thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Note Receivable From Shareholder
				Retained Earnings (Deficit)		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2001	32,053	$317,140	$(1,116)	$(10,368)	$(9,140)	$296,516
Net income	—	—	—	8,678	—	8,678
Employee purchases of common stock through employee stock purchase plan	158	2,811	—	—	—	2,811
Stock options exercised	247	2,490	—	—	—	2,490
Shares issued to Philips for pre-merger options exercised	189	—	—	—	—	—
Tax benefit of non-qualified stock options exercised	—	2,762	—	—	—	2,762
Translation adjustment	—	—	—	—	13,668	13,668

Balance at December 31, 2002	32,647	325,203	(1,116)	(1,690)	4,528	326,925
Net income	—	—	—	7,194	—	7,194
Accrual of interest on shareholder note receivable	—	—	(390)	—	—	(390)
Employee purchases of common stock through employee stock purchase plan	222	2,880	—	—	—	2,880
Stock options exercised	215	1,707	—	—	—	1,707
Shares issued to Philips for pre-merger options exercised	69	—	—	—	—	—
Tax benefit of non-qualified stock options exercised	—	2,591	—	—	—	2,591
Convertible note hedge		(23,872)				(23,872)
Translation adjustment	—	—	—	—	19,258	19,258

Balance at December 31, 2003	33,153	308,509	(1,506)	5,504	23,786	336,293
Net income	—	—	—	16,573	—	16,573
Accrual of interest on shareholder note receivable	—	—	(87)	—	—	(87)
Repayment of shareholder note	—	—	1,593	—	—	1,593
Employee purchases of common stock through employee stock purchase plan	143	2,421	—	—	—	2,421
Stock options exercised	104	1,055	—	—	—	1,055
Shares issued to Philips for pre-merger options exercised	14	—	—	—	—	—
Shares returned from escrow	(1)	(47)	—	—	—	(47)
Tax benefit of non-qualified stock options exercised	—	415	—	—	—	415
Tax benefit of convertible hedge	—	3,279	—	—	—	3,279
Translation adjustment					16,895	16,895
Unrealized loss on available for sale securities	—	—	—	—	(276)	(276)
Adjustment for fair value of hedge derivatives	—	—	—	—	1,456	1,456

Balance at December 31, 2004	33,413	$315,632	$—	$22,077	$41,861	$379,570

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$16,573	$7,194	$8,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,272	14,295	13,742
Amortization	12,654	9,758	7,486
Loss on retirement of fixed assets	125	19	335
Purchased in-process research and development	—	1,240	—
Gain on non-monetary transaction	(636)	—	—
Non-cash interest income from shareholder note receivable	—	(390)	—
Expenses incurred on bond redemption	—	1,590	—
Deferred income taxes	(7,952)	(200)	1,427
Tax benefit of convertible hedge	3,279
Tax benefit of non-qualified stock options exercised	415	2,591	2,762
(Increase) decrease in:
Restricted cash	(7,088)	(7,714)	(4,544)
Receivables	(52,510)	(3,338)	(2,700)
Current account with Accurel	17	(709)	(1,007)
Inventories	21,395	(1,831)	4,553
Long term receivable from Accurel	—	69	—
Other assets	(17,698)	(8,949)	(16,703)
Increase (decrease) in:
Accounts payable	(2,046)	(1,869)	3,941
Current account with Philips	(1,612)	(1,215)	10,618
Accrued payroll liabilities	5,957	561	(5,073)
Accrued warranty reserves	(942)	(7,453)	(4,361)
Deferred revenue	12,695	(4,195)	(1,728)
Income taxes payable	4,063	(4,321)	(9,750)
Accrued restructuring, reorganization and relocation	(1,096)	(2,478)	5,202
Other liabilities	17,218	2,363	(671)

Net cash provided by (used in) operating activities	18,083	(4,982)	12,207
Cash flows from investing activities:
Acquisition of property, plant and equipment	(14,813)	(29,871)	(38,413)
Investment in software development	(659)	(3,139)	(5,767)
Purchase of investments in marketable securities	(70,386)	(231,206)	(230,287)
Redemption of investments in marketable securities	74,141	125,065	242,894
Acquisition of patents	(397)	(933)	(728)
Investment in unconsolidated affiliate	(2,256)	(2,360)	(1,115)
Acquisition of businesses, net of cash acquired	(17)	(15,840)	(1,374)

Net cash used in investing activities	(14,387)	(158,284)	(34,790)
Cash flows from financing activities:
Net repayments of bank lines of credit	—	(276)	—
Proceeds from issuance of zero coupon convertible notes, net of expenses	—	145,875	—
Redemption of 5.5% convertible notes	—	(31,366)	—
Purchase of convertible note hedge, net of warrant issued	—	(23,872)	—
Proceeds from exercise of stock options and employee stock purchases	3,476	4,587	5,301
Repayment of shareholder note receivable	1,593	—	—

Net cash provided by financing activities	5,069	94,948	5,301
Effect of exchange rate changes	8,131	2,869	3,299

Increase (decrease) in cash and cash equivalents	16,896	(65,449)	(13,983)
Cash and cash equivalents:
Beginning of year	97,430	162,879	176,862

End of year	$114,326	$97,430	$162,879

Supplemental Cash Flow Information:
Cash paid for taxes	$13,244	$8,299	$11,835
Cash paid for interest	7,975	8,800	10,538
Assumption of debt for acquisition of businesses	—	276	1,484
Exchange of finished goods for software license	—	507	—

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        We design, manufacture, market and service products and systems that are used in research, development and manufacturing of very small objects, primarily by providing an understanding of their three-dimensional shape. The majority of our customers work in fields that are classified as nanotechnology, which can be described as the science of characterizing, analyzing and fabricating things smaller than 100 nanometers (a nanometer is one billionth of a meter). We believe we are the leading supplier of tools for nanotechnology.

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

        We have research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Mumbai, India; Eindhoven, the Netherlands; Munich, Germany; and Brno, Czech Republic.

        Sales and service operations are conducted in the United States of America ("U.S.") and 45 other countries around the world. We also sell our products through independent agents and representatives in various additional countries.

Basis of Presentation

        The consolidated financial statements include the accounts of FEI Company and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Financial Reporting

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

  •
  the timing of revenue recognition and the allocation of revenue between multiple elements;

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

  •
  stock-based compensation; and

  •
  accounting for derivatives.

        It is reasonably possible that the estimates we make may change in the future.

Concentration of Credit Risk

        Instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and receivables. Our investment policy limits investments with any one issuer to 5% or less of the total investment portfolio, with the exceptions of money market funds which may comprise up to 25% of the total investment portfolio and securities issued by the U.S. government or its agencies which may comprise up to 100% of the total investment portfolio. Our exposure to credit risk concentrations within our receivables balance is limited due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies.

Dependence on Key Suppliers

        Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, and Sanmina-SCI Corporation for our supply of mechanical parts and subassemblies and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.

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

Restricted Cash

        Restricted cash consists of our cash balance that guarantees outstanding standby letters of credit and bank guarantees for customer advance deposits.

Accounts Receivable

        The rollforward of our accounts receivable allowance was as follows (in thousands):

Balance, December 31, 2001	$3,521
Expense	672
Write-offs	—
Translation adjustments	221

Balance, December 31, 2002	4,414
Expense	559
Write-offs	(937)
Translation adjustments	984

Balance, December 31, 2003	5,020
Expense	22
Write-offs	(1,962)
Translation adjustments	177

Balance, December 31, 2004	$3,257

        Write-offs include amounts written off for specifically identified bad debts as well as currency translation gains and losses on the balance.

Marketable Securities

        We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Our investments include marketable debt securities with maturities greater than 90 days at the time of purchase. Prior to December 31, 2004, fixed maturity securities were classified as held-to-maturity based on our intent and ability to hold them to their maturity, and accordingly, they were recorded at their amortized cost. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. As of December 31, 2004, fixed maturity securities were reclassified as available-for-sale securities. Corporate notes and bonds and government-backed securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in shareholders' equity as part of accumulated other comprehensive income (loss). Given the highly-liquid nature of variable-rate notes, cost is considered to approximate fair value for these securities.

        Certain equity securities held in short-term and long-term investments related to the executive deferred compensation plan are classified as trading securities. Investments designated as trading securities are carried at fair value on the balance sheet, based on quoted market prices, with the unrealized gains or losses recorded in interest and other income in the period incurred.

        Realized gains and losses are recorded on the specific identification method and are included in interest and other income. Investments with maturities greater than twelve months from the balance sheet date are classified as non-current investments, unless they are expected to be liquidated within the next twelve months; in which case, the investment is classified as current.

Inventories

        Inventories are stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories that exceed the estimated requirements for the next twelve months based on recent usage levels are reported as other long-term assets. Management has established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory.

Deferred Income Taxes

        In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized. Our effective income tax rate was 32.0%, 33.0% and 36.5% in 2004, 2003 and 2002, respectively.

Property, Plant and Equipment

        Land is stated at cost. Buildings and improvements are stated at cost and depreciated over estimated useful lives of approximately thirty-five years using the straight-line method. Machinery and equipment, including systems used in research and development activities, production and in demonstration laboratories, are stated at cost and depreciated over estimated useful lives of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred.

Purchased Technology

        Purchased technology represents the estimated value of products utilizing technology existing as of the purchase date, discounted to its net present value. Purchased technology is amortized on a straight-line basis over the estimated useful life of the technology, typically five to twelve years.

Long-Lived Asset Impairment

        We evaluate, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the remaining life and recoverability of equipment and other assets that are to be held and used, including purchased technology and other intangible assets with definite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Long-lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell.

Goodwill

        Goodwill represents the excess purchase price over fair value of net assets acquired. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. We test our goodwill for impairment in the fourth quarter utilizing a fair value approach in accordance with the provisions of SFAS No. 142 and determined that no impairment losses were required to be recognized.

Software Development Costs

        We capitalize certain software development costs for software expected to be sold independently or within our products. Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets. Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, currently three years. Changes in technology could affect our estimate of the useful life of such assets. Capitalized software totaled $5.7 million and $9.2 million, respectively, at December 31, 2004 and 2003. Amortization of capitalized software totaled $4.3 million, $3.1 million and $1.7 million, respectively, in 2004, 2003 and 2002.

Segment Reporting

        Based upon definitions contained within SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have determined that we operate in four reportable operating segments: Microelectronics, Electron Optics, Components and Service. There are no differences between the accounting policies used for our business segments compared to those used on a consolidated basis.

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

        Our billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a holdback of 10% to 20% of the total purchase price subject to completion of installation and final acceptance at the customer site. The estimated fair value of revenue related to installation and final acceptance, which is 4% as of December 31, 2004, is deferred until such installation and final acceptance are completed.

        We recognize software license and support revenues in accordance with AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," or SOP 97-2, as amended by SOP 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. We utilize the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value, and the residual amount of revenue is allocated to the delivered element. We recognize license revenues upon delivery of the software.

        We generally provide consulting and training services on a time and materials basis and provide maintenance and support services under renewable, term maintenance agreements. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally twelve months, and commences from delivery of product. Amounts received prior to services being rendered are recorded as deferred revenue, with recognition commencing upon service delivery.

Deferred Revenue

        Deferred revenue represents customer deposits on equipment orders, orders awaiting customer acceptance and prepaid service contract revenue. Deferred revenue is recognized in accordance with our revenue recognition policies described above.

Product Warranty Costs

        Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs as a component of cost of sales on our consolidated statements of operations. Our estimate of warranty cost is based on our history of warranty repairs and maintenance. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Historically, these reviews have not resulted in material adjustments to previous estimates.

        A roll-forward of our warranty liability for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

Balance, December 31, 2001	$16,645
Reductions for warranty costs incurred	(14,955)
Warranties issued	10,262
Warranty reserve acquired with Atomika	509
Translation adjustments	1,170

Balance, December 31, 2002	13,631
Reductions for warranty costs incurred	(13,214)
Warranties issued	8,997
Translation adjustments	1,086

Balance, December 31, 2003	10,500
Reductions for warranty costs incurred	(13,045)
Warranties issued	11,683
Translation adjustments	914

Balance, December 31, 2004	$10,052

Research and Development

        Research and development costs are expensed as incurred, except for capitalized software development costs (see above). We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. These subsidies totaled $8.8 million, $6.7 million and $5.2 million in 2004, 2003 and 2002, respectively.

In-Process Research and Development

        Technology purchased that has not been proven technologically feasible, nor generated cost savings as of the date of acquisition, is expensed upon purchase.

Advertising

        Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. The amount of advertising expense was $2.9 million in 2004, $2.2 million in 2003 and $2.1 million in 2002.

Computation of Per Share Amounts

        Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings per Share." Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

Year Ended December 31,	2004	2003	2002
Shares used for basic EPS	33,253	32,930	32,493
Dilutive effect of stock options calculated using the treasury stock method	690	670	595
Dilutive effect of shares issuable to Philips	196	221	372
Dilutive effect of convertible debt	5,529	3,023	—

Shares used for diluted EPS	39,668	36,844	33,460

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	2,361	1,794	1,526

Convertible debt	2,928	2,928	3,534

        In September 2004, the Emerging Issues Task Force ("EITF") reached consensus on EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share ("EPS") calculations regardless of whether or not the debt is currently convertible. Potential shares should be calculated using the if-converted method or the net share settlement method. The change has no effect on net income, but it does affect the related diluted per share amounts. The new rules are effective for reporting periods ending on or after December 15, 2004 and are to be applied retrospectively, restating previously reported diluted EPS.

        The shares issuable upon conversion of our 5.5% Convertible Subordinated Notes were previously required, and are still required under the new rules, to be included in our diluted EPS calculation, if the effect of the conversion is dilutive. Given that the current impact of our 5.5% notes on our diluted EPS calculations is anti-dilutive, the shares issuable upon conversion of these notes are excluded from our reported diluted EPS calculations and, as long as they remain anti-dilutive, shall remain excluded from our diluted EPS calculations under the new rules.

        The shares issuable upon conversion of our Zero Coupon Convertible Subordinated Notes have historically been excluded from our diluted EPS calculations since the contingent conversion market price trigger of $32.56 per share in the notes has not been met or exceeded. Under the new rules, this contingency is disregarded and all shares issuable upon conversion must be included in our diluted EPS calculations if the impact is dilutive. Since these notes have a 0% interest rate and were issued with no original issue discount, they will be dilutive and, therefore, the shares underlying the notes would generally be included in our EPS calculations. These notes include a feature which permits us to settle actual conversions in cash, shares or a combination of cash and shares, at our election.

        For the year ended December 31, 2004 and 2003, the shares used to calculate diluted EPS include the impact of the contingently convertible bonds, the periods for which the bonds are outstanding. We have restated the 2003 shares used for diluted EPS and our diluted EPS as required under EITF 04-8. The previously reported shares used for diluted EPS and our diluted EPS were 33.8 million and $0.21 per share, respectively. Diluted EPS for 2003 has been restated to $0.20 per share.

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

Year Ended December 31,	2004	2003	2002
Net income, as reported	$16,573	$7,194	$8,678
Deduct—total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(12,403)	(9,458)	(8,329)

Net income (loss), pro forma	$4,170	$(2,264)	$349

Basic net income (loss) per share:
As reported	$0.50	$0.22	$0.27

Pro forma	$0.13	$(0.07)	$0.01

Diluted net income (loss) per share:
As reported	$0.42	$0.20	$0.26

Pro forma	$0.11	$(0.07)	$0.01

        The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards are made each year.

        To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2004	2003	2002
Risk-free interest rate	2.75% to 3.70%	1.0% to 3.3%	2.0% to 3.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives—2001 Plan	5.5 to 5.8 years	5.6 years	5.2 years
—ESPP	6 months	6 months	6 months
Expected volatility	74% to 77%	77%	73%

        Using the Black-Scholes methodology, the total value of stock awards and options granted during 2004, 2003 and 2002 was $21.1 million, $17.6 million and $17.1 million, respectively, which would be amortized over the vesting period of the options. The weighted average fair value of stock awards and options granted during 2004, 2003 and 2002 was $15.56 per share, $10.12 per share and $18.03 per share, respectively.

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 123R, "Share-Based Payment," which will be effective for our third fiscal quarter beginning July 4, 2005. The new standard will require us to expense stock options. The estimated effect of expensing stock options on our results of operations is presented in the table above. See also Note 2.

Foreign Currency Translation

        Assets and liabilities denominated in a foreign currency, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date. Gains and losses resulting from the translation of assets, liabilities and equity are included in accumulated other comprehensive income on the consolidated balance sheet. Transactions representing revenues, costs and expenses are translated using an average rate of exchange for the period, and the related gains and losses are reported as other income (expense) on our consolidated statement of operations.

Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. In particular, certain marketable securities recorded in cash and cash equivalents in the prior year, due to our ability to liquidate them within 90 days of purchase, have been reclassified to short-term investments due to our intent to liquidate these available-for-sale securities to meet short-term liquidity needs since their stated maturity is in excess of 90 days.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 153

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions," by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flow.

FSP No. 109-2

        In December, 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, we do not expect that these provisions will have a material impact on our financial position, results of operations or cash flow. Accordingly, as provided for in FSP No. 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

SFAS No. 123R

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005. See Note 1 Summary of Significant Accounting Policies—Stock-Based Compensation above for the pro forma effects of how SFAS No. 123R would have affected results of operations in 2004, 2003 and 2002. SFAS No. 123R will not have any effect on our cash flows.

SFAS No. 151

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we have not completed our analysis of the impact of SFAS No. 151, we do not currently believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

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

        We anticipate that approximately 100% of the goodwill acquired in all of the acquisitions described in this note will be deductible for tax purposes over the period of 15 years.

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

        For these acquisitions, we estimated the fair value of the intangible assets, inventory, and equipment acquired in order to allocate the total purchase price to the assets acquired and liabilities assumed. Intangible assets include existing technology, in-process research and development, trademarks and trade names, non-compete agreements, customer relationships and goodwill. To determine the value of the technology and product lines acquired, we projected product revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections were discounted to a net present value. This approach was applied to existing technology as well as to research and development projects which had not yet been proven technologically feasible and which had not yet generated revenue at the date of the acquisition. For existing technology product lines, the discount rate used was 17% to 22%, representing management's estimate of the weighted average cost of capital for the acquired businesses. For research projects on products which had not yet been proven technologically feasible, the discount rate applied was 22% to 27%, reflecting the estimated equity cost of capital plus a premium for the risk and uncertainty associated with successful completion and market acceptance for such unproven products.

        The existing technology is being amortized over its estimated useful life of seven to ten years. Trademarks and trade names and customer relationships are amortized over estimated useful lives of seven to fifteen years, while non-compete agreements are amortized over two to three years.

        There are no future contingent payouts related to the above acquisitions, and no portion of the purchase price was paid with our equity securities. The purchase price and the purchase price allocation for these acquisitions were as follows (in thousands):

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

        The $1.2 million of purchased in-process research and development in 2003 relates to the write-off of certain in-process technology purchased in connection with the EGSoft and Revise acquisitions. The EGSoft acquisition of in-process research and development relates to next generation CAD Navigation software. This software was approximately 55% complete upon acquisition, and became ready for market in late 2004. The Revise acquisition in-process research and development related to laser technology to take core samples from silicon. This project was approximately 50% complete upon acquisition; however, in 2004, it was determined to have no future value.

2002 Acquisitions

        On June 10, 2002, we purchased all of the assets and assumed certain liabilities of Atomika Instruments GmbH ("Atomika"), a supplier of secondary ion mass spectrometry equipment, in a transaction accounted for under the purchase method. Atomika was under bankruptcy protection at the time of the transaction. The purchase price and the purchase price allocation for this acquisition was as follows (in thousands):

Purchase price:
Cash paid	$974
Liabilities assumed	1,484

$2,458

Purchase price allocation:
Current assets	$2,406
Equipment	52

$2,458

4.     INVESTMENTS

        In March 2004, the FASB ratified EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB, but the disclosure requirements of EITF 03-1 are effective for our 2004 consolidated financial statements. We do not believe the adoption of the recognition and measurement guidance in EITF 03-1 will have a material impact on our financial position, results of operations or cash flow.

        Investments held at December 31, 2004 consisted of the following (in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Estimated fair value(1)	Short-term investments	Long-term investments	Other assets
Fixed Maturities
Corporate notes and bonds	$29,277	$604	$(706)	$29,175	$16,003	$9,187	$3,985
Government-backed securities	69,968	—	(355)	69,613	46,278	23,335	—
Variable-rate notes	111,400	—	—	111,400	111,400	—	—

Fixed maturity securities	210,645	604	(1,061)	210,188	173,681	32,522	3,985
Equity Securities
Common stock and equivalents	250	—	—	250	—	—	250
Preferred stock	3,007	—	—	3,007	—	—	3,007
Other investments	1,248	80	—	1,328	—	1,328	—

Equity securities	4,505	80	—	4,585	—	1,328	3,257

	$215,150	$684	$(1,061)	$214,773	$173,681	$33,850	$7,242

        Investments held at December 31, 2003 consisted of the following (in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Estimated fair value(1)	Short-term investments	Long-term investments	Other assets
Fixed Maturities
Corporate notes and bonds	$43,885	$323	$(3)	$44,205	$21,894	$20,756	$1,235
Government-backed securities	42,149	48	(3)	42,194	41,148	1,001	—
Variable-rate notes	126,800	—	—	126,800	126,800	—	—

Fixed maturity securities	212,834	371	(6)	213,199	189,842	21,757	1,235
Equity Securities
Common stock and equivalents	250	—	—	250	—	—	250
Preferred stock	1,990	—	—	1,990	—	—	1,990
Other investments	1,150	12	—	1,162	—	1,162	—

Equity securities	3,390	—	—	3,402	—	1,162	2,240

	$216,224	$383	$(6)	$216,601	$189,842	$22,919	$3,475

(1)
Investments for which it is not practical to estimate fair value are included at cost.

        Realized gains and losses on sales of marketable securities were insignificant in 2004, 2003 and 2002.

        We review investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, no impairment was considered to be other-than-temporary. As of December 31, 2004, $66.1 million of government-back securities and $14.8 million of corporate notes and bonds had unrealized losses of $0.4 million and 0.7 million, respectively. These unrealized losses are mainly due to interest rate movements, and no unrealized losses of any significance exceeded twelve months.

        We have certain cost method investments totaling $5.7 million and $3.5 million at December 31, 2004 and 2003, respectively and convertible debentures at December 31, 2004 totaling $2.8 million for which it is not practical to estimate the fair value. These investments are holdings in small privately-held entities and are recorded at cost. We have reviewed recent interim financial statements and our management has held informal discussions with senior management of each of these entities. Based on these actions and our understanding of the economic prospects of the industries in which these entities operate, no events or circumstances have come to our attention which would indicate another-than-temporary impairment of our investments. There are no other cost investments as of December 31, 2004 and 2003.

        Contractual maturities or expected liquidation dates of long-term marketable securities at December 31, 2004 are as follows (in thousands):

	2 years	3 years	Total
Government-backed securities	$10,424	$12,911	$23,335
Corporate notes and bonds	6,103	3,084	9,187

	$16,527	$15,995	$32,522

        Of the convertible debentures held in privately-held companies and recorded in other non-current assets, $2.5 million and $1.5 million mature in December 2006 and May 2007, respectively.

5.     FACTORING OF ACCOUNTS RECEIVABLE

        In the fourth quarter of 2004 and the fourth quarter of 2003, we entered into agreements under which we sold a total of $5.3 million and $2.4 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualify for sales treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Discounts related to the sale of the receivables, which were immaterial in 2004 and 2003, are recorded on our statements of operations as other expense.

6.     INVENTORIES

        Inventories consisted of the following (in thousands):

	December 31,
	2004	2003
Raw materials and assembled parts	$31,102	$37,131
Service inventories, estimated current requirements	11,763	9,787
Work-in-process	31,140	36,342
Finished goods	19,176	25,525

	93,181	108,785
Valuation adjustment for excess and obsolete inventory	(5,398)	(6,470)

Total inventories	$87,783	$102,315

Service inventories included in other long-term assets	$41,728	$35,301
Valuation adjustment for excess and obsolete inventory	(7,980)	(9,022)

	$33,748	$26,279

        We disposed of inventory and charged the cost against the related excess and obsolescence valuation adjustment in the amount of $4.3 million and $3.2 million, respectively, during 2004 and 2003. We also disposed of service inventories and charged the cost against the related excess and obsolescence valuation adjustment in the amount of $4.2 million and $5.1 million, respectively, during 2004 and 2003.

7.     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Land	$7,769	$7,755
Buildings and improvements	17,178	17,517
Leasehold improvements	5,220	2,984
Machinery and equipment	42,354	34,612
Demonstration systems	38,569	40,781
Other fixed assets	21,342	17,414

	132,432	121,063
Accumulated depreciation	(60,882)	(51,671)

Total property, plant and equipment, net	$71,550	$69,392

8.     GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

        The rollforward of our goodwill is as follows (in thousands):

Year Ended December 31,	2004	2003
Balance, beginning of year	$41,423	$32,859
Goodwill acquired:
Current period acquisitions	—	8,212
Milestone payments	—	200
Adjustments to goodwill	63	152

Balance, end of year	$41,486	$41,423

        Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries, as well as adjustments to the purchase price allocation of previous acquisitions.

        At December 31, 2004 and 2003, our other intangible assets included purchased technology, capitalized software and patents, trademarks and other, and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

		December 31,
	Amortization Period
		2004	2003
Purchased technology	5 to 12 years	$48,951	$48,151
Accumulated amortization		(26,871)	(21,046)

		$22,080	$27,105

Capitalized software	3 years	$15,395	$16,950
Accumulated amortization		(9,745)	(7,736)

		5,650	9,214
Patents, trademarks and other	2 to 15 years	5,308	5,990
Accumulated amortization		(1,340)	(726)

		3,968	5,264
Note issuance costs	5 to 7 years	10,732	10,711
Accumulated amortization		(4,799)	(3,144)

		5,933	7,567

Total intangible assets included in other assets, net		$15,551	$22,045

        Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Purchased technology	$5,924	$5,069	$4,817
Capitalized software	4,268	3,052	1,740
Patents, trademarks and other	807	403	86
Note issuance costs	1,655	1,234	843

	$12,654	$9,758	$7,486

        Amortization, without consideration for foreign currency effects, is as follows (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Note Issuance Costs
2005	$5,768	$3,187	$716	$1,662
2006	5,163	1,989	662	1,662
2007	3,953	474	568	1,662
2008	3,294	—	540	947
2009	1,037	—	512	—
Thereafter	2,865	—	970	—

9.     CREDIT FACILITIES

        We maintain a $10.0 million unsecured, committed bank borrowing facility in the United States, a $2.9 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. In addition, we maintain a $10.0 million unsecured and uncommitted bank facility in the United States and a $4.1 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees. At December 31, 2004, a total of $27.0 million was available under these facilities. We utilize letters of credit to back certain performance obligations. The letters of credit and bank guarantees reflect fair value as a condition of their underlying purpose. At December 31, 2004, we had outstanding standby letters of credit and bank guarantees totaling approximately $34.7 million to secure customer advance deposits, $20.5 million of which are secured by our restricted cash balance. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

10.   CONVERTIBLE NOTES

5.5% Convertible Subordinated Notes

        On August 3, 2001, we issued $175.0 million of convertible subordinated notes, due August 15, 2008, through a private placement. The notes are currently redeemable at our option. The notes bear interest at 5.5%, payable semi-annually. The notes are convertible into shares of our common stock, at the noteholder's option, at a price of $49.52 per share. On June 13, 2003, we redeemed $30.0 million of the notes at a redemption price of 102.75%. The premium on redemption of $0.8 million is included in our 2003 consolidated statement of operations as interest expense. The $145.0 million of currently outstanding notes are convertible into approximately 2.93 million shares of our common stock.

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

12.   LEASE OBLIGATIONS

        We have operating leases for certain of our manufacturing and administrative facilities that extend through 2017. The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs. The leases generally provide renewal options at current market rates.

        Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.1 million in 2004, $7.2 million in 2003 and $7.5 million in 2002.

        The approximate future minimum rental payments due under these agreements, net of sublease income of $255,000 in 2005 and $148,000 in 2006, as of December 31, 2004, are as follows (in thousands):

Year Ending December 31,
2005	$7,993
2006	7,128
2007	6,252
2008	6,214
2009	6,129
Thereafter	48,665

Total	$82,381

13.   INCOME TAXES

        Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$8,326	$(2,456)	$(2,821)
State	1,232	(491)	(564)
Foreign	6,455	6,690	9,802

	16,013	3,743	6,417
Deferred benefit	(8,215)	(200)	(1,427)

Total income tax expense	$7,798	$3,543	$4,990

        The effective income tax rate applied to net income varies from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Tax expense at statutory rates	$8,530	$3,758	$4,784
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,232	322	410
Foreign taxes, including U.S. export benefit	1,845	(973)	469
Research and experimentation credit	(1,832)	(100)	(1,273)
Reversal of prior year provision	(1,553)	—	—
Other	(424)	536	600

	$7,798	$3,543	$4,990

        Tax benefits of $0.4 million, $2.6 million and $2.8 million associated with the exercise of employee stock options were allocated to common stock in 2004, 2003 and 2002, respectively. Tax benefit of $3.3 million associated with the convertible note hedges was allocated to common stock in 2004.

        Net deferred tax assets and liabilities are included the following consolidated balance sheet accounts:

	December 31,
	2004	2003
Deferred tax assets—current	$8,365	$6,522
Deferred tax assets—non-current	18,555	13,857
Other current liabilities	(1,492)	(358)
Deferred tax liabilities—non-current	(6,412)	(8,448)

Net deferred tax assets	$19,016	$11,573

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accrued liabilities	$2,149	$543
Warranty reserves	2,827	488
Inventory reserves	1,439	3,408
Allowance for bad debts	820	734
Revenue recognition	1,059	1,349
Net operating loss carryforwards	15,612	10,393
R&D tax credit carryforwards	3,335	—
Intangible assets	2,009	2,095
Other assets	2,527	1,369

Gross deferred tax assets	31,777	20,379
Valuation allowance	(4,857)	—

Net deferred tax assets	26,920	20,379
Deferred tax liabilities:
Capitalized software development costs	(1,910)	(2,645)
Fixed assets	(4,272)	(2,177)
Other liabilities	(1,722)	(3,984)

Total deferred tax liabilities	(7,904)	(8,806)

Net deferred tax asset	$19,016	$11,573

        We established a $4.6 million deferred tax asset in 2004 related to previously unasserted tax positions. However, due to the elapsed time and other uncertainties and given these items are not included in filed tax returns, a full valuation allowance has been recorded against these deferred tax assets.

        At December 31, 2004, we had approximately $33.3 million of net operating loss carryforwards to offset against future income for federal income tax purposes, which expire in 2024, $22.3 million for Oregon state income tax purposes, which expire in 2019, and approximately $5.0 million of foreign net operating loss carryforwards. Research and development tax credit carryforwards as of December 31, 2004 are 2.1 million and expire between 2022 and 2024.

        As of December 31, 2004, U.S. income taxes have not been provided for approximately $119.3 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries. As discussed in Note 2, we are currently evaluating the effect of the Jobs Act, which we expect to complete in 2005 regarding our plans for reinvestment or repatriation of foreign earnings. However, we do not expect those provisions to have a material impact on our financial position, results of operations or cash flows. Accordingly, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

        We maintain reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management to believe a revision of past estimates is appropriate. During fiscal year 2004, the estimate of prior years' exposures was reduced by $1.6 million. The reduction was related to the closure of various international tax audits during the year and also included a reduction based on management's judgment with respect to the expected results of various tax audits currently in progress. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

14.   RESTRUCTURING, REORGANIZATION AND RELOCATION

        On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Restructuring charges taken for exit plans committed to subsequent to December 31, 2002 have been expensed as incurred in accordance with SFAS No. 146.

        Our remaining restructuring accruals relate to our fourth quarter 2002 restructuring activities as well as to $0.5 million related to the abandonment of a lease in the second quarter of 2004. In addition to the charges in connection with our restructuring and reorganization plans, this line item in our statement of operations includes costs related to relocating current employees. Relocation costs totaled $0.2 million in 2004, $1.6 million in 2003 and $0 in 2002. Remaining cash expenditures for severance and related charges of approximately $150,000 are expected to be paid through the second quarter of 2005. The current estimate accrued for cash to be paid related to abandoned leases of $0.9 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

        The following table summarizes the charges, expenditures and write-offs and adjustments in 2004 related to our restructuring charges (in thousands):

Year Ended December 31, 2004	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	$—	$(314)	$(106)	$150
Abandoned leases, leasehold improvements and facilities	1,534	458	(989)	(133)	870

	$2,104	$458	$(1,303)	$(239)	$1,020

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

Second Quarter 2003 Restructuring and Reorganization

        Our restructuring in 2003 included a workforce reduction of 21 employees, or approximately 1.3% of our worldwide work force. The positions affected included manufacturing, marketing, administrative, field service, research and development and sales personnel. Total charges for these activities totaled $0.6 million and there was no remaining liability for these activities as of December 31, 2003.

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

        In 2003, we recorded additional $1.4 million of charges related to our 2002 restructuring activities, which resulted from changes in estimates related to our ability to sublease offices that we had vacated as part of the restructuring. However, we also recorded reductions to the estimated charges due to lower termination costs in Europe due primarily to unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions.

        This plan included the reduction of 145 employees, or 9% of our worldwide work force. The positions affected included manufacturing, marketing, administrative, field service, research and development and sales personnel. During the fourth quarter of 2002, employees were informed of the headcount reduction plans and the related severance benefits they would be entitled to receive. Approximately 40% of the planned reductions were completed in the fourth quarter of 2002 and all but three of the remaining terminations occurred in 2003, with the remainder in 2004.

15.   SHAREHOLDERS' EQUITY

        As of December 31, 2004, 6,563,723 shares of our common stock were reserved for issuance pursuant to our stock incentive plans.

        On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the "PEO Combination"), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We issued 14,000 shares in 2004, 69,000 shares in 2003 and 189,000 shares in 2002 to Philips under this agreement. As of December 31, 2004, 185,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.

16.   STOCK INCENTIVE PLANS

1995 Plan and 1995 Supplemental Plan

        At our 2004 Annual Meeting of Shareholders, our shareholders approved amendments to our 1995 Stock Incentive Plan (the "1995 Plan") (i) to increase the number of shares of our common stock reserved for issuance under the plan from 6,000,000 to 7,000,000; (ii) to increase the number of shares automatically granted to directors under the plan and (iii) to permit all non-employee directors to receive automatic stock option grants under the plan. The 1995 Supplemental Stock Incentive Plan ("1995 Supplemental Plan") allows for issuance of a maximum of 500,000 shares.

        We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses and stock appreciation rights and to sell restricted stock. The Board of Directors' ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the discretion of the Board of Directors. At December 31, 2004, there were 1,176,985 shares available for grant under these plans and 6,166,353 shares of our common stock were reserved for issuance.

        Options are granted under various vesting arrangements, up to a maximum of five years. Options expire after a maximum of ten years. Options outstanding are summarized as follows:

	Options Outstanding (in thousands)	Weighted Average Exercise Price
Balance, December 31, 2001	2,618	$17.12
Options granted	794	30.91
Options exercised	(248)	9.56
Options expired or canceled	(189)	23.36

Balance, December 31, 2002	2,975	21.04
Options granted	1,522	16.50
Options exercised	(215)	7.96
Options expired or canceled	(160)	23.63

Balance, December 31, 2003	4,122	19.94
Options granted	1,216	22.81
Options exercised	(104)	10.18
Options expired or canceled	(245)	25.05

Balance, December 31, 2004	4,989	$20.59

        Additional information regarding options outstanding as of December 31, 2004 is as follows (shares in thousands):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/04	Weighted Average Exercise Price
$6.625 - $15.30	1,484	6.07	$11.44	794	$8.36
$15.39 - $21.97	1,030	7.79	18.25	262	18.25
$21.98 - $23.82	1,060	6.97	23.30	306	23.20
$23.875 - $33.00	1,260	6.90	28.96	692	28.50
$33.48 - $40.33	155	6.56	37.23	117	37.27

$6.625 - $40.33	4,989	6.84	$20.59	2,171	$19.62

        At December 31, 2003 and 2002, options covering 1.5 million and 1.2 million shares, respectively, were exercisable at weighted average exercise prices of $17.24 and $12.68, respectively.

Employee Share Purchase Plan

        In 1998, we implemented an Employee Share Purchase Plan ("ESPP"). At our 2004 Annual Meeting of Shareholders, the shareholders approved an amendment to our ESPP to increase the total number of shares of our common stock reserved for issuance under the plan from 950,000 to 1,450,000. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods.

        Activity pursuant to the ESPP was as follows:

Year Ended December 31,	Shares Purchased	Weighted Average Purchase Price
2002	157,742	$17.79
2003	222,084	13.33
2004	143,032	16.93

        At December 31, 2004, 397,370 shares of our common stock remained available and were reserved for issuance under the ESPP.

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

        Also on June 25, 1998, in connection with the commencement of his employment, we sold to Mr. Sarkissian 151,000 shares of our common stock subject to specified restrictions, which have all been subsequently removed. The purchase price for the shares was $7.41, or $1.1 million, the fair market value on the date of purchase. We loaned Mr. Sarkissian the $1.1 million for the purchase of these restricted shares. The loan bore interest at 5.75% and was due June 25, 2005. Mr. Sarkissian repaid the principal and accrued interest, however, totaling $1.6 million, in full on December 17, 2004.

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

        Employees in the Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. Pension costs relating to this multi-employer plan were $4.5 million in 2004, $3.6 million in 2003 and $2.9 million in 2002.

        Employees in Europe outside the Netherlands are covered through a defined contribution plan. Contributions to this plan totaled $180,000 in 2004, $116,000 in 2003 and $112,000 in 2002.

        In certain foreign countries, employees are covered by pension plans under local legal requirements. The total cost of these additional pension plans was $0.5 million in 2004, $0.5 million in 2003 and $0.2 million in 2002. These supplemental pension plans are not funded. A liability for the projected benefit obligations of these supplemental plans of $1.7 million and $1.6 million is included in other non-current liabilities as of December 31, 2004 and 2003, respectively.

Post-Employment Benefits Other Than Pensions

        Most of our employees in the Netherlands are provided group health insurance after retirement. Government based programs in the Netherlands provide this benefit after the normal retirement age of 65. Through December 31, 2002, for employees who elected early retirement at age 62, we continue to be responsible for providing the employer's portion of the health insurance premium until the normal retirement age of 65 was reached. We expensed $0.1 million in 2002 for these benefits. Effective January 1, 2003, the multi-employer plan was modified and accepted by the employees, and we are no longer obligated to provide this benefit to employees electing early retirement after December 31, 2002.

Profit Share Plan

        In 2000, we implemented a Profit Share Plan ("PSP") covering substantially all employees who are not already covered by an incentive compensation plan. The PSP pays employees a share of our profits on a semi-annual basis, subject to approval by our Board of Directors. The total cost of the PSP was $0.8 million in 2004, $0.2 million in 2003 and $1.6 million in 2002.

Profit Sharing 401(k) Plan

        We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 1 1/2% of each employee's eligible compensation. In addition, a supplemental match may be approved by the Board of Directors, based on our performance, up to a maximum of an additional 3% of eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $1.2 million in 2004, $0.8 million in 2003 and $0.8 million in 2002 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock.

Deferred Compensation Plan

        We maintain a deferred compensation plan (the "Plan") which permits certain employees to defer payment of a portion of their annual compensation. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2004 and 2003, the invested amounts under the Plan total $1.3 million and $1.2 million, respectively and are recorded as non-current investments in marketable securities on our balance sheet. As of December 31, 2004 and 2003, we have recorded $1.3 million and $1.2 million, respectively, as a long-term liability to recognize undistributed amounts due to employees.

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

	Year Ended December 31,
	2004	2003	2002
Amounts Received from Philips
Reimbursement by Philips of certain pension costs	$—	$979	$3,659

Amounts Paid to Philips
Subassemblies and other materials purchased from Philips	$19,071	$16,638	$27,790
Facilities leased from Philips	199	674	623
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	510	880	1,109
Research and development services provided by Philips	4,920	4,849	2,727

	$24,700	$23,041	$32,249

        The following paragraphs describe the business transactions and relationships between us and Philips which resulted in the above payments.

Reimbursement of Certain Pension Costs

        During 2001, we entered into an agreement with Philips effective as of December 31, 2000 (the "Supplemental Agreement") that clarifies certain relationships and transactions between the parties. Under terms of the Supplemental Agreement, Philips paid us $6.0 million over a three-year period to reduce the effect of increased costs related primarily to pension liabilities. These amounts were recorded as a reduction to operating expenses on our consolidated statements of operations. Philips agreed to the payments as partial reimbursement of an over-funding of our pension liability to the Philips pension plan that was not transferred to us at the time our employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds we were previously receiving from the Philips plan due to the over-funding.

Materials Purchased from Philips

        A substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips ETG.

Facilities Leased from Philips

        We lease sales, service and administrative facilities from Philips in certain countries.

Various Administrative Services Provided by Philips

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

Current Accounts with Philips

        Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services. Current accounts with Philips consisted of the following (in thousands):

December 31,	2004	2003
Current accounts receivable	$276	$266
Current accounts payable	(4,516)	(4,489)

Net current accounts with Philips	$(4,240)	$(4,223)

Accurel

        Our Chief Executive Officer, President and Chairman of our Board of Directors owns a 50% interest in Accurel Systems International Corp. ("Accurel"), an analytical services provider to the semiconductor and data storage markets. We have sold equipment and related services and have provided certain other services to Accurel.

        The following information relates to the amounts due to us from Accurel as of December 31, 2004 for one system sold to them in 2002:

Amount remaining due (in thousands)	$1,170
Final payment due	March 2006
Interest rate	7.0%

        Also included in current receivables from Accurel at December 31, 2004 is $0.2 million related to parts and service sales. As of December 31, 2004, Accurel is current on all amounts owed to us.

Sales to Related Parties

        Both Accurel and certain Philips business units purchase our products and services for their own use. In addition, we have sold products and services to LSI Logic Corporation, the Chairman and Chief Executive Officer of which serves on our Board of Directors. We have also sold products to Applied Materials, Inc. One of our Directors also serves as a Director of Applied Materials, Inc. Sales to Philips, Accurel, LSI Logic and Applied Materials, Inc. were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Product sales:
Accurel	$—	$(1,050)	$3,241
Applied Materials	550	—	18
LSI Logic	740	—	840
Philips	2,712	12	1,515

	4,002	(1,038)	5,614
Service sales:
Accurel	636	306	396
LSI Logic	251	127	121
Philips	325	25	14

	1,212	458	531

Total sales to related parties	$5,214	$(580)	$6,145

Nanosys

        In December 2004, Mr. Lawrence A. Bock, the Executive Chairman of Nanosys, a privately-held nanotechnology company, was named to our Board of Directors. We recognized revenue of approximately $17,000 in 2004 related to a service contract on a piece of equipment purchased by Nanosys.

Consulting Agreement

        During 2003 and 2002, we paid $57,000 and $98,000, respectively, to Shaunt Sarkissian, the son of our Chairman, President and Chief Executive Officer, pursuant to a consulting agreement entered into in January 2002. This agreement was terminated June 25, 2003.

Stock Purchase Loan

        On June 25, 1998, we loaned our Chief Executive Officer, President and Chairman of our Board of Directors $1.1 million for the purchase of restricted stock. We recorded interest income on this loan totaling $87,000 and $390,000 in 2004 and 2003, respectively. Mr. Sarkissian repaid the principal and accrued interest, totaling $1.6 million, in full on December 17, 2004.

19.   RISK MANAGEMENT AND DERIVATIVES

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

        All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets, and unrealized loss positions are recorded as other current liabilities as all maturity dates are less than one year. Changes in fair values of outstanding derivatives that are designated as cash flow hedges and are highly effective are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. Changes in the fair value of derivatives either not designated or effective as hedging instruments are recognized in earnings in the current period and primarily relate to derivatives linked to specific non-functional currency denominated assets and liabilities on the balance sheet. Prior to the second quarter of fiscal 2004, the change in fair value of all derivatives was recorded in current period net income as none of our derivatives had been designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

        Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of December 31, 2004, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions was nine months. We formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We assess effectiveness of options based on the total cash flows method and record total changes in the options' fair value to other comprehensive income to the degree the options are effective.

        We prospectively discontinue hedge accounting when (i) we determine that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate. If we discontinue hedge accounting, the gains and losses that were accumulated in other comprehensive income (loss) will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current-period net income. Any hedge ineffectiveness is recorded in current-period net income.

        Net realized gains related to cash flow hedges recorded in cost of sales totaled $1.8 million in 2004. As of December 31, 2004, $2.4 million of deferred net unrealized gains on outstanding derivatives had been recorded to other comprehensive income and are expected to be reclassified to net income during the next nine months as a result of underlying hedged transactions also being recorded in net income. No such amounts had been recorded as of December 31, 2003.

        We did not record any gain or loss in other income/expense due to ineffectiveness of derivatives, nor did we record any gain or loss due to discontinued hedge accounting during 2004.

        Prior to April 5, 2004, realized and unrealized gains and losses related to the foreign forward extra contracts were recorded in other income/expense in the current period as they did not meet the hedge requirements of SFAS No. 133. We recorded an unrealized loss for such contracts of $2.7 million and a realized gain of $1.4 million in 2004. The realized and unrealized gains related to these contracts totaled $4.7 million in 2003. We did not have these types of contracts in 2002.

Other Derivatives

        Changes in fair value of foreign forward exchange contracts entered into to mitigate the foreign exchange risks related to non-functionally denominated cash, receivables and payables are recorded in other income/expense currently together with the transaction gain or loss from the hedged balance sheet position. Excluding forward extra contracts, foreign exchange losses were $1.8 million, $1.2 million and $0.3 million in 2004, 2003 and 2002, respectively.

20.    COMMITMENTS AND CONTINGENT LIABILITIES

        From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

        We are self-insured for certain aspects of our property and liability insurance programs and are responsible for deductible amounts under most policies. The deductible amounts generally range from $10,000 to $350,000 per claim. Our director and officer liability insurance coverage, however, has a $3.0 million deductible relating to entity coverage.

        We participate in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease. We added $0.1 million to such guarantees during 2004, and, as of December 31, 2004, we had outstanding guarantees totaling $2.8 million related to these lease transactions. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it. As of December 31, 2004, we did not have any guarantees which require us to re-market the equipment.

        We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $24.2 million at December 31, 2004. These commitments expire at various times through September 2005.

21.    SEGMENT AND GEOGRAPHIC INFORMATION

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Operating Review Board, which consists of our Chief Operating Officer, our Chief Financial Officer, our Senior Vice Presidents and other senior management. We operate in four business segments: microelectronics, electron optics, components and service. The microelectronics segment manufactures and markets FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market. The electron optics segment manufactures and markets SEMs and TEMs. Electron optics products are sold to materials and life sciences customers in the industry and institute markets, as well as in the semiconductor and data storage markets. The components segment manufactures and markets electron and ion emitters, focusing columns and components thereof. These components are used in our FIB, DualBeam, SEM and TEM systems and also are sold to other microscope manufacturers. The service segment services our worldwide installed base of products, generally under service contracts.

        The following tables summarize various financial amounts for each of our business segments (in thousands):

	Micro- electronics	Electron Optics	Components	Service	Corporate and Eliminations	Total
2004
Sales to external customers	$210,016	$155,097	$9,795	$90,797	$—	$465,705
Inter-segment sales	2,038	14,863	6,032	2,592	(25,525)	—

Total sales	212,054	169,960	15,827	93,389	(25,525)	465,705
Gross profit	97,767	59,048	4,658	27,983	—	189,456
Depreciation and amortization	13,187	7,256	1,474	951	5,058	27,926
Operating income (loss)	34,389	(7,382)	1,551	15,592	(11,389)	32,761
Total assets	192,659	138,564	17,738	93,118	399,715	841,794
2003
Sales to external customers	$146,199	$123,927	$9,756	$81,095	$—	$360,977
Inter-segment sales	2,930	12,072	7,187	3,497	(25,686)	—

Total sales	149,129	135,999	16,943	84,592	(25,686)	360,977
Gross profit	71,854	41,791	5,863	25,803	—	145,311
Depreciation and amortization	11,184	6,776	1,542	900	2,416	22,818
Operating income (loss)	16,902	(10,636)	1,919	17,006	(11,642)	13,549
Total assets	162,515	122,083	10,403	66,017	394,127	755,145
2002
Sales to external customers	$128,549	$134,700	$10,328	$67,804	$—	$341,381
Inter-segment sales	3,621	24,112	6,549	—	(34,282)	—

Total sales	132,170	158,812	16,877	67,804	(34,282)	341,381
Gross profit	68,601	54,664	5,360	21,188	—	149,813
Depreciation and amortization	10,479	5,220	1,664	1,070	2,795	21,228
Operating income (loss)	13,060	15,766	1,018	12,516	(23,746)	18,614
Total assets	115,647	112,087	6,682	57,299	344,764	636,479

        Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, charges for in-process research and development, merger costs, and restructuring and reorganization costs are not allocated to our business segments. Operating income (loss) for 2003 and 2002 have been reclassified to conform with the current year practice of allocating amortization of purchased technology to individual segments.

        The following table reconciles operating income to income before income taxes. These reconciling items are not included in the measure of profit or loss for each reportable segment (in thousands):

	Year Ended December 31,
	2004	2003	2002
Operating income	$32,761	$13,549	$18,614
Other income (expense):
Interest income	5,212	4,868	6,809
Interest expense	(10,332)	(11,470)	(11,067)
Other, net	(3,270)	3,790	(688)

	(8,390)	(2,812)	(4,946)

Income before income taxes	$24,371	$10,737	$13,668

        Our long-lived assets were geographically located as follows (in thousands):

December 31,	2004	2003
U.S.	$54,870	$61,172
The Netherlands	16,559	9,388
Other	44,057	32,622

Total	$115,486	$103,182

        The following table summarizes sales by geographic region (in thousands):

	North America	Europe	Asian- Pacific	Total
2004
Product sales	$132,087	$113,362	$129,459	$374,908
Service sales	45,104	30,736	14,957	90,797

Total sales	$177,191	$144,098	$144,416	$465,705

2003
Product sales	$86,595	$98,436	$94,851	$279,882
Service sales	41,992	26,051	13,052	81,095

Total sales	$128,587	$124,487	$107,903	$360,977

2002
Product sales	$106,161	$84,888	$82,528	$273,577
Service sales	36,430	20,207	11,167	67,804

Total sales	$142,591	$105,095	$93,695	$341,381

        None of our customers represented 10% or more of our total sales in 2004, 2003 or 2002.

        Sales to countries which totaled 10% or more of our total sales were as follows (dollars in thousands):

	Dollar Amount	% of Total Sales
2004
U.S.	$174,842	37.5%
2003
U.S.	$121,145	33.6%
Japan	$49,119	13.6%
2002
U.S.	$138,866	40.7%
Japan	$35,246	10.3%

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

        The fair value and cost of certain financial assets and liabilities as of December 31, 2004 was as follows (in thousands):

	Fair Value	Cost
Convertible notes	$290,450	$295,000

Derivative contracts	$7,284	$—

        As of December 31, 2004, the aggregate notional amount of our outstanding derivative contracts was $151.0 million. The fair value of these contracts represents our forward extra contracts and forward contracts. The fair value of these contracts was obtained from financial institutions.

        The fair values of our investments in unconsolidated affiliates are not readily determinable, as the securities are not actively traded.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Management's Report on Internal Controls Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. We assessed the effectiveness of our internal control over financial reporting. In making the assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our assessment using these criteria, we believe that, as of December 31, 2004,our internal control over financial reporting was effective.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
FEI Company
Hillsboro, Oregon

        We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, that FEI Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principle executive and principle financial officers, or persons performing similar functions, and effected by the company board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
March 10, 2005

Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

        During our assessment of our internal control over financial reporting as of December 31, 2004, we identified various significant deficiencies as defined by standards established by the Public Company Accounting Oversight Board. These matters have been discussed with our audit committee and we are taking appropriate steps to resolve these deficiencies, make necessary improvements and enhance the reliability of our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Item 11.    Executive Compensation

        Information required by this item will be included under the captions Director Compensation, Executive Compensation, Employment Contracts and Termination of Employment, Change-in-Control Arrangements and Compensation Committee Interlocks and Insider Participation in our proxy statement for our 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Equity Securities Authorized for Issuance in our proxy statement for our 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions

        Information required by this item will be included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this item will be included under the caption Ratification of Appointment of Independent Auditors—Fees Paid to Deloitte & Touche, LLP Related to Fiscal 2004 and 2003 in our proxy statement for our 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements and Schedules

        The Consolidated Financial Statements, together with the report thereon of our independent registered public accounting firm, are included on the pages indicated below:

        There are no schedules required to be filed herewith.

Exhibits

        The following exhibits are filed herewith and this list is intended to constitute the exhibit index. A plus sign (+) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.	Description
2.1(3)	Combination Agreement, dated November 15, 1996, as amended, between FEI and Philips Business Electronics International B.V.
3.1(14)	Third Amended and Restated Articles of Incorporation
3.2(12)	Amended and Restated Bylaws, as amended on April 17, 2003
4.1(1)	See Articles III and IV of Exhibit 3.1 and Articles I and VI of Exhibit 3.2
4.2(7)	Indenture between FEI and BNY Western Trust Company dated August 3, 2001
4.3(7)	Registration Rights Agreement between FEI and Credit Suisse First Boston dated August 3, 2001
4.4(7)	Form of Note
4.5(13)	Indenture, dated as of June 13, 2003, between FEI and BNY Western Trust Company, a California state chartered banking corporation
4.6(13)	Form of Note
4.7(13)	Registration Rights Agreement, dated as of June 13, 2003, between FEI Company and the initial purchasers named therein
4.8(16)+	1995 Employee Share Purchase Plan, as amended
10.1(16)+	1995 Stock Incentive Plan, as amended
10.2(2)+	1995 Supplemental Stock Incentive Plan
10.3(1)+	Form of Incentive Stock Option Agreement
10.4(1)+	Form of Nonstatutory Stock Option Agreement
10.5(4)	Lease, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of FEI, as lessee, including a guarantee by FEI of the lessee's obligations thereunder
10.6(6)	Master Divestment Agreement, dated October 28, 1999, between FEI and Koninklijke Philips Electronics B.V.

10.7(6)+	Offer Letter between FEI and Vahé A. Sarkissian, dated May 14, 1998
10.8(5)+	Stock Bonus Agreement, dated June 25, 1998 between FEI and Vahé A. Sarkissian
10.9(8)	Agreement, effective as of December 31, 2000, between FEI, Koninklijke Philips Electronics N.V. and Philips Business Electronics International B.V.
10.10(9)+	Executive Severance Agreement, dated February 1, 2002, between FEI and its Chief Executive Officer, Vahé A. Sarkissian
10.11(9)+	Form of Executive Severance Agreement between FEI and Robert S. Gregg, John M. Lindquist, Steven D. Berger and John A. Doherty
10.12(10)	Purchase and Sale Agreement, dated July 24, 2002, between FEI and Tokyo Electron Oregon, LLC
10.13(17)+	FEI Company Nonqualified Deferred Compensation Plan
10.14(11)	Purchase Agreement, dated November 1, 2002, between FEI and Philips Enabling Technologies Group
10.15(11)	Lease, dated December 11, 2002, between FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.
10.16(12)	Master Agreement for the Acht facility, dated January 14, 2003
10.17(14)	Outsourcing Agreement for Managed Services between Atos Origin, Inc. and FEI Company, dated July 1, 2003.
10.18(15)	Form of Indemnity Agreement for Directors and Executive Officers of FEI Company
10.19	FEI Company Board of Directors Compensation Program, as approved by the Board of Directors on July 17, 2003
10.20+	FEI Company Management Bonus Program Summary Description
10.21+	Summary Description of Commission Compensation of Senior Vice President of World-Wide Sales for FEI COMPANY
14(15)	Code of Ethics
21	Subsidiaries
23	Consent of Deloitte & Touche, LLP
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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

(7)
Incorporated by reference to Exhibits to our Registration Statement of Form S-3, as amended, effective November 7, 2001.

(8)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000.

(9)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2001.

(10)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

(11)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2002.

(12)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(13)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(14)
Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(15)
Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003.

(16)
Incorporated by reference to the registrant's registration statement on Form S-8 filed with the Securities and Exchange Commission on May 25, 2004.

(17)
Incorporated by reference to Exhibits to our Registration Statement on Form S-3, filed on April 23, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2005	FEI COMPANY
	By	/s/ VAHÉ A. SARKISSIAN Vahé A. Sarkissian Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2005:

Signature	Title

/s/ VAHÉ A. SARKISSIAN Vahé A. Sarkissian	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ ROBERT S. GREGG Robert S. Gregg	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ STEPHEN F. LOUGHLIN Stephen F. Loughlin	Vice President of Corporate Finance (Principal Accounting Officer)
/s/ MICHAEL J. ATTARDO Michael J. Attardo	Director
/s/ LAWRENCE A. BOCK Lawrence A. Bock	Director
/s/ WILFRED J. CORRIGAN Wilfred J. Corrigan	Director
/s/ THOMAS F. KELLY Thomas F. Kelly	Director

/s/ WILLIAM W. LATTIN William W. Lattin	Director
/s/ JAN C. LOBBEZOO Jan C. Lobbezoo	Director
/s/ GERHARD H. PARKER Gerhard H. Parker	Director
/s/ JAMES T. RICHARDSON James T. Richardson	Director
/s/ DONALD R. VANLUVANEE Donald R. VanLuvanee	Director

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FEI Company and Subsidiaries Consolidated Balance Sheets (In thousands)
FEI Company and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
FEI Company and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands)
FEI Company and Subsidiaries Consolidated Statements of Shareholders' Equity For The Years Ended December 31, 2004, 2003 and 2002 (In thousands)
FEI Company and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
FEI COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES