Form 10-Q
period 2005-04-03
FEI CO
filed 2005-05-13
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

The number of shares of common stock outstanding as of May 11, 2005 was 33,498,355.

FEI COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets – April 3, 2005 and December 31, 2004

Consolidated Statements of Operations – Thirteen Weeks Ended April 3, 2005 and April 4, 2004

Consolidated Statements of Comprehensive Loss – Thirteen Weeks Ended April 3, 2005 and April 4, 2004

Consolidated Statements of Cash Flows – Thirteen Weeks Ended April 3, 2005 and April 4, 2004

Condensed Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 6.	Exhibits

Signatures

FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	April 3, 2005	December 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$144,817	$114,326
Short-term investments in marketable securities	160,889	173,681
Short-term restricted cash	13,440	16,356
Receivables, net of allowances for doubtful accounts of $2,787 and $3,257	135,406	159,761
Current receivable from Accurel	—	515
Inventories	92,604	87,783
Deferred tax assets	7,394	8,365
Other current assets	22,936	29,804
Total Current Assets	577,486	590,591

Non-current investments in marketable securities	36,614	33,850
Long-term restricted cash	3,963	4,177
Long-term receivable from Accurel	—	883
Property, plant and equipment, net of accumulated depreciation of $63,940 and $60,882	71,270	71,550
Purchased technology, net of accumulated amortization of $28,190 and $26,871	20,613	22,080
Goodwill	41,476	41,486
Deferred tax assets	24,409	18,555
Other assets, net	55,912	58,622
Total Assets	$831,743	$841,794

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$41,266	$36,618
Current account with Philips	4,766	4,240
Accrued payroll liabilities	13,762	15,070
Accrued warranty reserves	9,784	10,052
Deferred revenue	44,809	43,349
Income taxes payable	5,390	7,962
Accrued restructuring, reorganization and relocation	706	1,020
Other current liabilities	30,875	37,128
Total Current Liabilities	151,358	155,439

Convertible debt	295,000	295,000
Deferred tax liabilities	5,638	6,412
Other liabilities	5,195	5,373

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 33,493 and 33,413 shares issued and outstanding, no par value	317,777	315,632
Retained earnings	25,500	22,077
Accumulated other comprehensive income	31,275	41,861
Total Shareholders’ Equity	374,552	379,570
Total Liabilities and Shareholders’ Equity	$831,743	$841,794

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the Thirteen Weeks Ended
	April 3, 2005	April 4, 2004

Net Sales:
Products	$95,184	$84,274
Products - related party	569	—
Service	24,996	20,488
Service - related party	244	332
Total net sales	120,993	105,094

Cost of Sales:
Products	53,474	49,400
Services	18,582	13,663
Total cost of sales	72,056	63,063

Gross Profit	48,937	42,031

Operating Expenses:
Research and development	16,187	13,567
Selling, general and administrative	25,313	20,114
Amortization of purchased technology	1,342	1,413
Restructuring, reorganization and relocation	—	219
Total operating expenses	42,842	35,313

Operating Income	6,095	6,718

Other Income (Expense):
Interest income	1,814	1,063
Interest expense	(2,507)	(2,468)
Other, net	(216)	(2,412)
Total other expense, net	(909)	(3,817)

Income before income taxes	5,186	2,901
Income tax expense	1,763	1,015
Net income	$3,423	$1,886

Basic net income per share	$0.10	$0.06

Diluted net income per share	$0.09	$0.05

Shares used in per share calculations:
Basic	33,456	33,186
Diluted	39,878	39,714

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	April 3, 2005	April 4, 2004

Net income	$3,423	$1,886
Other comprehensive loss:
Change in cumulative translation adjustment, zero taxes provided	(8,338)	(2,407)
Change in unrealized loss on available-for-sale securities (net of tax of $259)	(396)	—
Changes due to cash flow hedging instruments:
Net loss on hedge instruments (net of tax of $977)	(1,493)	—
Reclassification to net income of previously deferred gains related to hedge derivatives instruments (net of tax of $235)	(359)	—
Comprehensive loss	$(7,163)	$(521)

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	April 3, 2005	April 4, 2004

Cash flows from operating activities:
Net income	$3,423	$1,886
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation	4,146	3,666
Amortization	3,143	3,081
(Gain) loss on asset disposals	(163)	81
Gain on non-monetary transactions	—	(636)
Non-cash interest income from shareholder note receivable	—	(22)
Deferred income taxes	(5,160)	(679)
Tax benefit of convertible note hedge	875	—
Tax benefit of non-qualified stock options exercised	263	168
(Increase) decrease in:
Restricted cash	2,494	(851)
Receivables	23,041	(22,922)
Current account with Accurel	—	180
Inventories	(9,841)	4,417
Other assets	4,564	(2,641)
Increase (decrease) in:
Accounts payable	6,091	(1,321)
Current account with Philips	1,097	(2,193)
Accrued payroll liabilities	(789)	958
Accrued warranty reserves	187	(846)
Deferred revenue	2,865	4,618
Income taxes payable	(2,757)	(12)
Accrued restructuring and reorganization costs	(325)	(812)
Other liabilities	(4,046)	(1,656)
Net cash provided by (used by) operating activities	29,108	(15,536)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,415)	(5,372)
Proceeds from disposal of property, plant and equipment	451	—
Purchase of investments in marketable securities	(6,953)	(18,157)
Redemption of investments in marketable securities	16,000	8,713
Other	(34)	(365)
Net cash provided by (used by) investing activities	5,049	(15,181)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchases	1,007	856
Net cash provided by financing activities	1,007	856

Effect of exchange rate changes	(4,673)	49
Increase (decrease) in cash and cash equivalents	30,491	(29,812)

Cash and cash equivalents:
Beginning of period	114,326	97,430
End of period	$144,817	$67,618

Supplemental Cash Flow Information:
Cash paid for taxes	$6,899	$1,511
Cash paid for interest	4,086	3,988

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             NATURE OF BUSINESS

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

Our products are based largely on focused charged particle beam technology. Our products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”), DualBeam systems that combine a FIB column and a SEM column on a single platform, secondary ion mass spectrometers (“SIMS”), stylus nanoprofilometers (“SNPs”) and software systems for computer aided design (“CAD”) navigation and yield management. We also design, manufacture and sell some of the components of electron microscopes and FIBs to other manufacturers. Our products are sold to a geographically diverse base of semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields.

We have research, development and manufacturing operations in Hillsboro, Oregon; Peabody, Massachusetts; Sunnyvale, California; Mumbai, India; Eindhoven, the Netherlands; Munich, Germany; and Brno, Czech Republic.

Sales and service operations are conducted in the United States of America and 45 other countries around the world. We also sell our products through independent agents and representatives in various additional countries.

2.             BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of FEI Company and all of our wholly-owned subsidiaries (“FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen weeks ended April 3, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2005.

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

3.             STOCK-BASED COMPENSATION

We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25 and its related interpretations, “Accounting for Stock Issued to Employees.” We provide disclosures of net income and net income per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense.

No compensation expense has been recognized for stock options granted at fair value on the date of grant or Employee Share Purchase Plan (“ESPP”) shares issued at a fifteen percent discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. Had compensation expense for our stock option plan and ESPP been determined based on the estimated fair value of the options or shares at the date of grant or issuance, our net income and net income per share would have been reduced to the amounts shown as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 3, 2005	April 4, 2004
Net income, as reported	$3,423	$1,886
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,901)	(2,836)
Net income (loss), pro forma	$522	$(950)
Basic net income (loss) per share:
As reported	$0.10	$0.06
Pro forma	$0.02	$(0.03)
Diluted net income (loss) per share:
As reported	$0.09	$0.05
Pro forma	$0.01	$(0.03)

The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income and net income per share for future periods since options vest over several years and additional awards are made each year.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Thirteen Weeks Ended
	April 3, 2005	April 4, 2004
Risk-free interest rate	1.2% - 4.3%	1.2% - 3.6%
Expected dividend yield	0%	0%
Expected lives - option plans	5.50 years	5.73 years
- ESPP	6 months	6 months
Expected volatility	73% - 77%	76% - 77%

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123R, “Share-Based Payment,” which will be effective as of January 1, 2006. The new standard will require us to expense stock options. The effect of expensing stock options on our results of operations should approximate the pro forma expense disclosed in the table above.

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

5.             EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	April 4, 2004
Shares used for basic EPS	33,456	33,186
Dilutive effect of stock options calculated using the treasury stock method	708	799
Dilutive effect of shares issuable to Philips	185	200
Dilutive effect of convertible debt	5,529	5,529
Shares used for diluted EPS	39,878	39,714

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	2,379	1,526
Convertible debt	2,928	2,928

6.             BANK GUARANTEES AND RESTRICTED CASH

At April 3, 2005 and December 31, 2004, we had outstanding standby letters of credit and bank guarantees totaling approximately $22.7 million and $24.7 million, respectively. Restricted cash related to these letters of credit and bank guarantees totaled $17.4 million and $20.5 million at April 3, 2005 and December 31, 2004, respectively. For guarantees that expire within twelve months of the balance sheet dates, the associated restricted cash is recorded as a current asset.

7.             FACTORING OF ACCOUNTS RECEIVABLE

In the first quarter of 2005 and 2004, we entered into agreements under which we sold $0.8 million and $0.9 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial in the first quarter of 2005 and 2004, are recorded in our statement of operations as other expense.

8.             INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories that exceed the estimated requirements for the next twelve months based on recent usage levels are reported as other long-term assets. We periodically review inventory for obsolete or slow moving items.

Inventories consisted of the following (in thousands):

	April 3, 2005	December 31, 2004

Raw materials and assembled parts	$29,794	$26,687
Service inventories, estimated current requirements	11,764	11,763
Work-in-process	38,260	31,140
Finished goods	12,786	18,193
Total inventories	$92,604	$87,783

Service inventories included in other long-term assets	$32,777	$33,748

9.             GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The roll-forward of our goodwill is as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	April 4, 2004
Balance, beginning of period	$41,486	$41,423
Adjustments to goodwill	(10)	98
Balance, end of period	$41,476	$41,521

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries, as well as adjustments to the purchase price allocation of previous acquisitions.

At April 3, 2005 and December 31, 2004, our other intangible assets included purchased technology, capitalized software and patents, trademarks and other intangible assets. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	April 3, 2005	December 31, 2004
Purchased technology	5 to 12 years	$48,803	$48,951
Accumulated amortization		(28,190)	(26,871)
		$20,613	$22,080

Capitalized software	3 years	$14,840	$15,395
Accumulated amortization		(10,264)	(9,745)
		4,576	5,650

Patents, trademarks and other	2 to 15 years	5,310	5,308
Accumulated amortization		(1,478)	(1,340)
		3,832	3,968

Note issuance costs	5 to 7 years	10,732	10,732
Accumulated amortization		(5,214)	(4,799)
		5,518	5,933
Total intangible assets included in other long-term assets		$13,926	$15,551

Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	April 4, 2004
Purchased technology	$1,342	$1,413
Capitalized software	910	1,054
Patents, trademarks and other	150	201
Note issuance costs	415	413
	$2,817	$3,081

Amortization is as follows over the next five years (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2005	$4,310	$2,610	$537	$1,246
2006	5,142	1,670	669	1,662
2007	3,932	296	575	1,662
2008	3,932	—	547	948
2009	2,128	—	519	—
Thereafter	1,169	—	985	—
	$20,613	$4,576	$3,832	$5,518

10.          WARRANTY RESERVES

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

The following is a summary of warranty reserve activity (in thousands):

Thirteen Weeks Ended

	April 3, 2005	April 4, 2004
Balance, beginning of period	$10,052	$10,500
Reductions for warranty costs incurred	(3,569)	(3,060)
Warranties issued	3,597	2,233
Translation and changes in estimates	(296)	(88)
Balance, end of period	$9,784	$9,585

11.          RESTRUCTURING, REORGANIZATION AND RELOCATION

Our remaining restructuring accruals relate to our fourth quarter 2002 restructuring activities as well as to $0.5 million related to the abandonment of a lease in the second quarter of 2004. In addition to the charges in connection with our restructuring and reorganization plans, restructuring, relocation and relocation expenses often includes period costs related to relocating current employees. However, we did not have any relocation costs in the thirteen weeks ended April 3, 2005. Relocation costs of $0.2 million were recorded for the thirteen weeks ended April 4, 2004. Remaining cash expenditures for severance and related charges of approximately $14,000 are expected to be paid through the second quarter of 2005. The current estimate accrued for cash to be paid related to abandoned leases of $0.7 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirteen weeks ended April 3, 2005 related to our restructuring charges (in thousands):

Thirteen Weeks Ended April 3, 2005	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$150	$—	$(122)	$(14)	$14
Abandoned leases, leasehold improvements and facilities	870	—	(178)	—	692
	$1,020	$—	$(300)	$(14)	$706

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

12.          RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock. For sales to Philips, see “Sales to Related Parties” below. The following table summarizes our other transactions with Philips (in thousands):

	Thirteen Weeks Ended
Amounts Paid to Philips	April 3, 2005	April 4, 2004
Subassemblies and other materials purchased from Philips	$3,543	$1,910
Facilities leased from Philips	82	43
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	235	118
Research and development services provided by Philips	456	1,208
	$4,316	$3,279

Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services. Current accounts with Philips consisted of the following (in thousands):

	April 3, 2005	December 31, 2004
Current accounts receivable	$278	$276
Current accounts payable	(5,044)	(4,516)
Net current accounts with Philips	$(4,766)	$(4,240)

Accurel

Mr. Sarkissian, our Chief Executive Officer, President and Chairman of our Board of Directors, owned a 50% interest in Accurel Systems International Corp. (“Accurel”), an analytical services provider to the semiconductor and data storage markets. We have sold equipment and related services and have provided certain other services to Accurel. In March 2005, Accurel was sold to Implant Sciences Corporation, an unrelated third party. Following the sale, Mr. Sarkissian owns less than 5% of the outstanding stock of Implant Sciences Corporation.

In March 2005, Implant Sciences Corporation paid us the $1.2 million they owed us for a system they purchased in 2002. As of April 3, 2005, neither Implant Sciences Corporation nor Accurel is considered a related party.

Sales to Related Parties

In addition to Philips, we have sold products and services to LSI Logic Corporation, Applied Materials and Nanosys. A director of Applied Materials, the Chairman and Chief Executive Officer of LSI Logic and the Executive Chairman of Nanosys are all members of our Board of Directors. Sales to Philips, Accurel, Applied Materials, LSI Logic and Nanosys, were as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	April 4, 2004
Product sales:
Philips	$126	$—
Applied Materials	439	—
LSI Logic	4	—
	$569	$—
Service sales:
Philips	$37	$—
Accurel	151	233
Applied Materials	38	—
LSI Logic	16	99
Nanosys	2	—
	$244	$332
Total sales to related parties	$813	$332

13.          COMMITMENTS AND CONTINGENCIES

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

We participate in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease. We did not add to such guarantees during the thirteen weeks ended April 3, 2005, and, as of April 3, 2005, we had outstanding guarantees totaling $2.8 million related to these lease transactions. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it. As of April 3, 2005, we did not have any guarantees that require us to re-market the equipment.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $27.6 million at April 3, 2005. These commitments expire at various times through October 2005.

14.          SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Operating Review Board, which consists of our Chief Operating Officer, our Chief Financial Officer, our Senior Vice Presidents and other senior management. We operate in four business segments: microelectronics, electron optics, components and service. The microelectronics segment manufactures and markets FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market. The electron optics segment manufactures and markets SEMs and TEMs. Electron optics products are sold to materials and life sciences customers in the industry and institute markets, as well as in the semiconductor and data storage markets. The components segment manufactures and markets electron and ion emitters, focusing columns and components thereof. These components are used in our FIB, DualBeam, SEM and TEM systems and also are sold to other microscope manufacturers. The service segment supports our worldwide installed base of products, generally under service contracts.

The following table summarizes various financial amounts for each of our business segments (in thousands):

	Micro- elec- tronics	Electron Optics	Com- ponents	Service	Corporate and Elimina- tions	Total
Thirteen Weeks Ended April 3, 2005
Sales to external customers	$57,665	$36,128	$1,960	$25,240	$—	$120,993
Inter-segment sales	371	4,531	1,600	761	(7,263)	—
Total sales	58,036	40,659	3,560	26,001	(7,263)	120,993
Operating income (loss)	7,282	(1,116)	(61)	3,035	(3,045)	6,095

Thirteen Weeks Ended April 4, 2004
Sales to external customers	$42,353	$39,301	$2,952	$20,488	$—	$105,094
Inter-segment sales	376	153	1,502	353	(2,384)	—
Total sales	42,729	39,454	4,454	20,841	(2,384)	105,094
Operating income (loss)	4,090	747	436	4,199	(2,754)	6,718

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, charges for in-process research and development, merger costs, and restructuring and reorganization costs are not allocated to our business segments. Certain costs were reclassified in the prior period to conform to current period allocations. See our Consolidated Statements of Operations for reconciliations from operating income to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.

None of our customers represented 10% or more of our total sales in the thirteen week periods ended April 3, 2005 or April 4, 2004.

15.          NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flow.

FSP No. 109-2

In December, 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, we do not expect that these provisions will have a material impact on our financial position, results of operations or cash flow. Accordingly, as provided for in FSP No. 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) is effective for annual periods beginning after June 15, 2005. Accordingly, we expect to adopt SFAS No. 123(R) in our first quarter of 2006. See Note 3 Stock-Based Compensation above for the pro forma effects of how SFAS No. 123 would have affected results of operations in the thirteen weeks ended April 3, 2005 and April 4, 2004. SFAS No. 123(R) will not have any effect on our cash flows.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we have not completed our analysis of the impact of SFAS No. 151, we do not currently believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

16.          SUBSEQUENT EVENTS

5.5% Convertible Subordinated Note Redemption

On May 11, 2005, we initiated redemption of $50.0 million of our 5.5% convertible subordinated notes at a redemption price of 101%. The premium and commissions paid on the redemption totaled $0.6 million. Additionally, related deferred note issuance costs of $0.8 million will be expensed in the second quarter of 2005.

Convertible Note Investment

On May 6, 2005, we purchased $0.6 million of convertible notes maturing on April 7, 2007 from a company in which we hold a 19.9% equity interest, totaling $1.0 million, and convertible notes totaling $2.5 million, prior to the $0.6 million purchase. We have also committed to purchase up to an additional $2.2 million of convertible notes from this company over the next several months, contingent on this company meeting certain product development milestones.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations and expenditures; factors affecting our 2005 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, or anticipated performance of products or services; any statements regarding planned capital expenditures; any statements regarding adoption of new accounting standards; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

Overview

Our consolidated bookings, sales and net income increased compared with last year’s first quarter, but declined from the very strong levels of the fourth quarter of 2004. Performance across our markets and product segments was mixed. Our industry and institute market showed strength in bookings and net sales compared with the first quarter of 2004, while exhibiting a normal seasonal decline from the fourth quarter of 2004. Semiconductor revenue increased substantially compared with the first quarter a year ago, but declined compared to last year’s fourth quarter, and bookings were flat as compared to last year’s levels, but down significantly from fourth quarter levels. In the first quarter of 2005, the semiconductor market experienced weakness. The data storage market recovered from its weak performance in the second half of 2004, although revenues were below the level of the first quarter of last year.

By product, the greatest year-over-year strength came from our transmission electron microscopes, where bookings were propelled by initial bookings for our new Titan line of scanning transmission electron microscopes (S)TEM. Shipments of this line of microscopes, which sets new standards of performance for a (S)TEM, are scheduled to begin later in 2005.

Our customers are combining our ultra high-resolution TEMs with our defect analysis tools and our small DualBeam products to create systems that allow them to determine the root cause of ultra-small defects in semiconductor and data storage fabs, taking advantage of our strength in wafer-level defect analysis tools, small DualBeams for sample milling and analysis and TEMs for high-resolution analysis.

In the industry and institute markets, the market was strong in part because of continued growth in government spending worldwide for nanotechnology research. Such government funding supports many of the orders we receive from academic and institutional customers. We believe we are benefiting from this spending because of the new capabilities we are bringing to this market, especially with ultra-high-resolution imaging in TEMs and three-dimensional cutting and imaging in the lower-priced small DualBeams introduced in 2003.

Gross margins increased slightly from the first and fourth quarters of last year. Improved product margins, as a result of a more favorable mix of products sold, were offset by declines in service margins which were negatively affected by the timing of parts used under ongoing maintenance contracts. The weaker United States dollar in the first quarter of 2005 compared to the first quarter of 2004 had a negative impact on our operating expenses compared with last year’s first quarter, but there was little change in the average euro/dollar exchange rate between the fourth quarter of last year and the first quarter of 2005. The year-over-year impact on gross margins was partially offset by our hedging program.

Despite the positive effects of our hedging program, we anticipate that our operating results in coming quarters will continue to be affected somewhat by volatility in exchange rates. However, with our hedging program, we are better able to match realized gains and losses pertaining to these derivative contracts with the actual economic gains and losses of the underlying hedge transaction in the appropriate line items of our statement of operations. See also Item 3. Quantitative and Qualitative Disclosures about Market Risk below.

Outlook for the Remainder of 2005

For the remainder of 2005, we expect our revenues to continue to be substantially dependent upon the health of the semiconductor, data storage and industry and institute markets. The semiconductor market weakened in the first quarter of 2005, while the data storage market, which has a smaller impact on our overall results, strengthened. Demand from industry and institute customers remains strong, but an increasing portion of those orders are scheduled for delivery later in 2005 and in 2006. As a result of this combination of factors, net sales and income are expected to be lower in the second quarter of 2005 than they were in the first quarter of 2005. Over the longer term, we believe we will have ongoing opportunities for growth in all our markets due to the increasing demand for nano-scale information across a range of industries.

We also are seeking to modestly increase our product gross margins in the remainder of 2005. Our success in achieving this will depend on our ability to increase sales volumes and gain higher factory utilization, improve our product mix through increased sales of our higher margin products and reduce materials costs and improve efficiencies in our supply chain.

In 2005, we also plan to increase our R&D and marketing spending in absolute dollars as we continue to develop and introduce new products. We expect our foreign currency hedging activities to partially mitigate the effects of foreign currency exchange fluctuations on our gross margins in 2005, although these fluctuations will continue to have some impact on our financial results.

Critical Accounting Policies and the Use of Estimates

We have no changes or updates to the critical accounting policies and estimates reported in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the SEC on March 14, 2005.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) April 3, 2005		Thirteen Weeks Ended(1) April 4, 2004
Net sales	$120,993	100.0%	$105,094	100.0%
Cost of sales	72,056	59.6	63,063	60.0
Gross profit	48,937	40.4	42,031	40.0
Research and development	16,187	13.4	13,567	12.9
Selling, general and administrative	25,313	20.9	20,114	19.1
Amortization of purchased technology	1,342	1.1	1,413	1.3
Restructuring, reorganization and relocation costs	—	—	219	0.2
Operating income	6,095	5.0	6,718	6.4
Other expense, net	(909)	(0.8)	(3,817)	3.6
Income before income taxes	5,186	4.3	2,901	2.8
Income tax expense	1,763	1.5	1,015	1.0
Net income	$3,423	2.8%	$1,886	1.8%

(1) Percentages may not add due to rounding.

Net Sales

Net sales increased $15.9 million, or 15.1%, to $121.0 million in the thirteen weeks ended April 3, 2005 (the first quarter of 2005) compared to $105.1 million in the thirteen weeks ended April 4, 2004 (the first quarter of 2004). This increase reflects increases in our microelectronics and service segments, partially offset by decreases in our electron optics and components segments as described more fully below.

Net Sales by Segment

Net sales include sales in our microelectronics, electron optics, components and service segments. Net sales by segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	April 3, 2005		April 4, 2004
Microelectronics	$57,665	47.7%	$42,353	40.3%
Electron Optics	36,128	29.8%	39,301	37.4%
Service	25,240	20.9%	20,488	19.5%
Components	1,960	1.6%	2,952	2.8%
	$120,993	100.0%	$105,094	100.0%

Microelectronics

The $15.3 million, or 36.2%, increase in our microelectronics segment was primarily due to strong semiconductor equipment sales, primarily our 300 mm systems, and increased sales of our small DualBeam products, especially our newer products that were introduced subsequent to the first quarter of 2004. We sold five wafer DualBeam systems during the first quarter of 2005 compared to none in the first quarter of 2004. These increases were partially offset by a decline in sales of our mask repair tools, which often vary significantly from quarter to quarter.

Electron Optics

The $3.2 million, or 8.1%, decrease in our electron optics segment was primarily due to a decline in both SEM and SIMS tools. The declines were primarily due to the timing of sales. Our bookings in the first quarter of 2005 were greater than our bookings in the first quarter of 2004. We expect a majority of these bookings to convert into sales in the remaining quarters of 2005.

Service

The $4.8 million, or 23.2%, increase in our service segment was primarily due to continued expansion of our installed base. Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically one year. Increased sales of systems that have reached the end of their warranty periods usually lead to a related increase in service contracts.

Components

The $1.0 million, or 33.6%, decrease in our component segment was primarily due to a decline in the refurbishment business as a result of higher quality, longer lasting products. Certain of our component sales include equipment refurbishment.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended
	April 3, 2005		April 4, 2004
North America	$33,658	27.8%	$40,352	38.4%
Europe	45,236	37.4%	36,358	34.6%
Asia-Pacific Region	42,099	34.8%	28,384	27.0%
	$120,993	100.0%	$105,094	100.0%

North America

The $6.7 million, or 16.6%, decrease in sales in North America was primarily due to softness in the semiconductor industry and timing of government funding in the industry and institute market. Although we expect bookings to improve in future quarters, we expect revenue trends to continue to decline in the second quarter of 2005 as our bookings in the first quarter of 2005 were also down compared to the first quarter of 2004.

Europe

The $8.9 million, or 24.4%, increase in sales in Europe was primarily due to strength in sales of our small DualBeam products, primarily those that were introduced subsequent to the first quarter of 2004, and the sale of two 300 mm systems in the first quarter of 2005 compared to none in the first quarter of 2004.

Asia-Pacific Region

The $13.7 million, or 48.3%, increase in sales in the Asia-Pacific region was primarily due to strength in Korea and Japan for our small DualBeam products, as well as the sale of two of our wafer DualBeam systems in the first quarter of 2005 compared to none in the first quarter of 2004.

Sales by Market

Net sales by market and as a percentage of total net sales were as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 3, 2005		April 4, 2004
Semiconductor	$60,421	49.9%	$42,497	40.5%
Industry and Institute	53,076	43.9%	51,001	48.5%
Data Storage	7,496	6.2%	11,596	11.0%
	$120,993	100.0%	$105,094	100.0%

Semiconductor

Product sales to the semiconductor market includes both wafer-level and small DualBeam systems, defect analysis tools, mask repair and circuit editing FIB and DualBeam tools, as well as a number of component products.

The $17.9 million, or 42.2%, increase in sales to the semiconductor market was primarily due to the sale of five wafer level systems in the first quarter of 2005 compared to none in the first quarter of 2004, as well as increased sales of small DualBeam products, primarily those introduced subsequent to the end of the first quarter of 2004.

Industry and Institute

Product sales to the industry and institute market primarily consist of SEMs, TEMs and small DualBeam systems. Customers in this market include universities, research institutes and corporate research and development labs. In addition, this market serves life sciences customers who are utilizing pathology applications of our TEMs and

SEMs. Within the industry and institute market, we see opportunity for increased sales related to applications in life sciences and nanotechnology. Also, with the introduction of our small DualBeam products in mid-2003, we penetrated customers who were previously using SEM tools. These products, which provide a broader range of solutions for our customers, provide greater gross margins than we obtained on our SEM products.

The $2.1 million, or 4.1%, increase in sales to the industry and institute market was mainly due to an increase in sales of our small DualBeam products, primarily those introduced subsequent to the end of the first quarter of 2004, partially offset by decreased demand due to timing of government funding in the United States.

Data Storage

Product sales to the data storage market primarily consists of wafer and small DualBeam systems.

The $4.1 million, or 35.4%, decrease in data storage sales in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to weak orders at the end of 2004.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. We see four primary drivers affecting gross margin: product mix (including the effect of price competition), volume, cost reduction efforts and currency fluctuations.

Cost of sales increased $9.0 million, or 14.3%, to $72.1 million in the first quarter of 2005 compared to $63.1 million in the first quarter of 2004, primarily due to the increased revenues discussed above, a shift in mix in certain of our segments and the relative decline in the United States dollar compared to European currencies, partially offset by realized gains from our cash flow hedges totaling $0.6 million.

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	April 3, 2005	April 4, 2004
Microelectronics	51.4%	49.3%
Electron Optics	32.6%	33.0%
Components	30.7%	44.5%
Service	26.4%	33.3%
Overall	40.4%	40.0%

Microelectronics

The increase in gross margin in the microelectronics segment was primarily due to increased volume and a shift in mix. We sold five of our wafer DualBeam products, which have higher margins than other products in the microelectronics segment, in the first quarter of 2005 compared to none in the first quarter of 2004. The improvements were partially offset by an approximately 0.3 percentage point decrease in our gross margin due to the relative decline in the United States dollar compared to European currencies (without giving effect to our foreign currency hedges) related to our manufacturing operations in Brno, Czech Republic, and Eindhoven, the Netherlands. Our small DualBeam products and certain of our defect analysis tools are manufactured in those locations.

Electron Optics

The decrease in margins in our electron optics segment in the first quarter of 2005 compared to first quarter of 2004 primarily was due to a 1.6 percentage point decrease in margins related to the relative decline in the United States dollar compared to European currencies (without giving effect to our foreign currency hedges). This decrease was partially offset by improved product mix.

Components

The decrease in margins in our components segment was primarily due to a shift in mix between new component sales compared to sales related to our component refurbishments, as well as an overall decrease in volume and revenue to cover fixed costs. The margins on our refurbishment work are typically greater than those on our new components.

Service

The decrease in margins in our service segment was primarily due to an investment in head count and higher replacement part costs in the first quarter of 2005 compared to the first quarter of 2004.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs were $16.2 million (13.4% of net sales) in the first quarter of 2005 compared to $13.6 million (12.9% of net sales) in the first quarter of 2004.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2005	April 4, 2004
Subsidies	$1,417	$1,679
Capitalized software development costs	—	290

The weakening of the United States dollar in relation to the euro increased R&D costs in the first quarter of 2005 compared to the first quarter of 2004 by approximately $0.4 million. R&D costs increased approximately $2.6 million in the first quarter of 2005 compared to the first quarter of 2004 as a result of $1.6 million of increased project costs, $0.3 million due to a reduction in subsidies and $0.3 million due to lower capitalized software costs as detailed above.

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

SG&A costs increased $5.2 million to $25.3 million (20.9% of net sales) in the first quarter of 2005 compared to $20.1 million (19.1% of net sales) in the first quarter of 2004.

The weakening of the United States dollar in relation to the euro contributed approximately $0.5 million to this increase. Compensation costs related to increases in headcount, annual salaries and bonuses contributed approximately $2.0 million to the increase in SG&A costs. SG&A costs were also higher due to increased commissions, global sales meeting costs, regulatory costs and severance/relocation costs totaling $0.9 million, $0.5 million, $0.4 million and $0.4 million, respectively.

Amortization of Purchased Technology

Amortization of purchased technology was $1.3 million in the first quarter of 2005 compared to $1.4 million in the first quarter of 2004. Our purchased technology balance at April 3, 2005 was $20.6 million and current amortization of purchased technology is approximately $1.4 million per quarter, which could increase if we acquire additional technology.

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

In addition to the charges in connection with our restructuring and reorganization plans, restructuring, relocation and relocation expenses also can include period costs related to relocating current employees. However, we did not have any relocation costs included in the thirteen weeks ended April 3, 2005. Relocation costs totaled $0.2 million in the thirteen weeks ended April 4, 2004.

The following table summarizes, for the first quarter of 2005, the charges, write-offs and expenditures related to restructuring charges (in thousands):

Thirteen Weeks Ended April 3, 2005	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs & Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$150	$—	$(122)	$(14)	$14
Abandoned leases, leasehold improvements and facilities	870	—	(178)	—	692
	$1,020	$—	$(300)	$(14)	$706

Remaining cash expenditures for severance and related charges are expected to be paid in the second quarter of 2005. The current estimate accrued for cash to be paid related to abandoned leases is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and, in the first quarter of 2004, a shareholder note receivable. Interest income increased to $1.8 million in the first quarter of 2005 compared to $1.1 million in the first quarter of 2004. This increase is the result of higher interest rates and higher cash and investment balances in the first quarter of 2005 compared to the first quarter of 2004. See the section titled “Liquidity and Capital Resources” below for a discussion of the changes in our cash and investment balances during the first quarter of 2005.

Interest expense for both the 2005 and 2004 periods primarily relates to our 5.5% convertible debt issued in August 2001. The amortization of capitalized note issuance costs related to both of our convertible note issuances is also included as a component of interest expense. Amortization of our remaining convertible note issuance costs will total approximately $0.4 million per quarter through 2008.

Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. The first quarter of 2004 also included unrealized losses of $2.7 million and realized gains of $1.4 million related to derivative contracts entered into to hedge U.S. sales of foreign subsidiaries. Beginning in the second quarter of 2004, we achieved hedge treatment of such contracts and, accordingly, did not record any such unrealized gains or losses in other income (expense) in the first quarter of 2005.

See also Item 3. Qualitative and Quantitative Disclosures about Market Risk below for a discussion of our foreign currency gains and losses and hedging activities.

Income Tax Expense

Our effective income tax rate was 34.0% and 35.0% in the first quarter of 2005 and 2004, respectively. Our effective tax rate may differ from the United States federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of the foreign export benefit, research and experimentation tax credits earned in the United States, adjustments to our tax contingency reserves and other factors.

In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates in the United States and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the United States governing research and experimentation credits and other factors.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of April 3, 2005 consisted of $319.1 million of cash, cash equivalents, short-term restricted cash and short-term investments, $36.6 million in non-current investments, $4.0 million of long-term restricted cash, $20.2 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to bank guarantees that expire through December 2006. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs through at least 2007.

In the first quarter of 2005, cash and cash equivalents increased $30.5 million to $144.8 million as of April 3, 2005 from $114.3 million as of December 31, 2004 primarily as a result of $29.1 million provided by operations, $1.0 million of proceeds from the exercise of employee stock options and net sales of investments and marketable securities of $9.0 million. These increases were partially offset by $4.4 million used for the purchase of property, plant and equipment, and the negative impact of currency of $4.7 million.

Accounts receivable decreased $24.4 million to $135.4 million as of April 3, 2005 from $159.8 million as of December 31, 2004 primarily due to lower sales in the first quarter of 2005 compared to the fourth quarter of 2004, as well as from the collection of accounts receivable related to sales from the third and fourth quarters of 2004. This decrease was partially offset by a $1.8 million increase related to changes in currency rates. Our days sales outstanding, calculated on a quarterly basis, was 102 days at April 3, 2005 compared to 101 days at December 31, 2004.

Inventories increased $4.8 million to $92.6 million as of April 3, 2005 compared to $87.8 million as of December 31, 2004. The increase primarily was due to a build-up of inventory to replenish supplies after stronger than anticipated sales in the fourth quarter of 2004, partially offset by currency movements of approximately $4.3 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 3.1 times and 2.6 times, respectively, for the quarters ended April 3, 2005 and April 4, 2004.

Expenditures for property, plant and equipment of $4.4 million in the first quarter of 2005 primarily consisted of approximately $2.8 million for our new enterprise resource planning (“ERP”) system and $1.6 million for routine replacement of technology and other assets. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development. We estimate our total capital expenditures in 2005 to be approximately $20 million, primarily for the development and introduction of new products and our new ERP system.

Other assets, which include service inventories, capitalized software development costs, note issuance costs, trademarks, patents, deposits and other long-term assets, decreased $2.7 million to $55.9 million at April 3, 2005 compared to $58.6 million at December 31, 2004. Significant components of other assets are summarized as follows (in thousands):

	Balance at December 31, 2004	Additions	Amorti- zation	Write- offs and other adjust- ments(1)	Balance at April 3, 2005	Current quarterly amorti- zation
Service inventories	$33,748	—	—	(971)	$32,777	n/a
Capitalized software development costs	$5,650	—	(910)	(164)	$4,576	$870
Patents, trademarks and other intangible assets	$3,968	34	(150)	(20)	$3,832	$179
Note issuance costs	$5,933	—	(415)	—	$5,518	$415
Investments in unconsolidated subsidiaries	$5,743	—	—	—	$5,743	n/a

(1) Other adjustments include translation adjustments.

In addition to our $295.0 million of convertible debt outstanding, we maintain $10.0 million unsecured, committed and $10.0 million unsecured, uncommitted bank borrowing facilities in the United States. We are also utilizing foreign unsecured, uncommitted bank borrowings for standby letters of credit and bank guarantees related to product sales totaling $22.7 million and $24.7 million at April 3, 2005 and December 31, 2004, respectively. These foreign facilities are secured by cash-backed restricted deposits of $17.4 million. At April 3, 2005, a total of $20.2 million was available under these facilities.

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

As of April 3, 2005, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics NV, owned approximately 25% of our outstanding common stock. In addition, Jan C. Lobbezoo, Executive Vice President and Chief Financial Officer of Philips Semiconductors International B.V., an affiliate of Philips, serves on our Board of Directors. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the stage of the build cycle reached. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We did not have significant order cancellations during the thirteen weeks ended April 3, 2005 or during the year ended December 31, 2004.

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

•                  changes in the composition of our sales force, including the departure of senior sales personnel;

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

Our business depends in large part on the capital expenditures of seimconductor, industry and institute and data storage customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Thirteen Weeks Ended
	April 3, 2005	April 4, 2004
Semiconductor	49.9%	40.5%
Industry and Institute	43.9%	48.5%
Data Storage	6.2%	11.0%
	100.0%	100.0%

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

In the first quarter of 2005, the semiconductor market experienced weakness. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers’ products in the future would cause our business to decline. During downturns, our sales or margins may decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In an industry of prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as manufacturing overhead, capital equipment or research and development costs. As such, we may experience gross margin erosion and a decline in our earnings.

Our customers experience rapid technological changes, with which we must keep pace, but we may be unable to introduce new products on a timely and cost-effective basis to meet such changes.

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

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers’ changing needs and emerging technological trends and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will result in products that the market will accept. For example, we have invested significant resources in the development of three dimensional metrology products for semiconductor wafer manufacturing. If three-dimensional metrology is not widely accepted or if we fail to develop products that are accepted by the marketplace, our long-term growth could be harmed. To the extent that a market does not develop for a product, we may decide to discontinue or modify the product. These actions could involve significant costs and/or require us to take charges in future periods. If these products are accepted by the marketplace, sales of our new products may cannibalize sales of our existing products. Further, after a product is developed, we must be able to manufacture sufficient volume quickly and at low cost. To accomplish this objective, we must accurately forecast production volumes, mix of products and configurations that meet customer requirements. If we are not successful in making accurate forecasts, our business and results of operations could be significantly harmed.

Because we have significant operations outside of the United States, we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difiiculty in maintaining operating and financial controls.

Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. In the thirteen weeks ended April 3, 2005 and in the year ended December 31, 2004, approximately 72% and 62%, respectively, of our revenues came from outside of the United States. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 35% and 31%, respectively, of our sales in the thirteen weeks ended April 3, 2005 and in the year ended December 31, 2004 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of, which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 72% and 62%, respectively, of our sales from foreign countries in the thirteen weeks ended April 3, 2005 and in the year ended December 31, 2004. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. At April 3, 2005, we had total convertible long-term debt of approximately $295.0 million, which could all become due and payable between June and August 2008.

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

FASB’s adoption of Statement 123(R) will cause changes to existing accounting pronouncements or taxation rules or practices. This may affect our reported results of operations or how we compensate our employees and conduct our business.

On October 13, 2004, the FASB adopted Statement 123(R), “Share-Based Payment,” which will require us, starting in fiscal 2006, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If the FASB’s Statement 123(R) was in effect for the periods reported in this report, we would have had to reduce net income by approximately $2.9 million and $2.8 million, net of tax, for the thirteen weeks ended April 3, 2005 and April 4, 2004, respectively.

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

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges have a bias to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $0.2 million and $2.4 million for the thirteen weeks ended April 3, 2005 and April 4, 2004, respectively.

Our acquisition and investment strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses.

In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources. As part of this effort, we may make acquisitions of, or make significant investments in, businesses with complementary products, services and/or technologies. Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to effectively manage any of these risks could seriously harm our business. Additionally, difficulties in integrating any potential acquisitions into our internal control structure could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.

Our investments may not prove to be successful and we could lose all or a portion of our investments and/or could be required to take write-offs related to these investments. Further, to the extent we make investments in entities that we control, our financial results will, to an extent, reflect the financial results of the controlled entity.

We are planning to implement certain systems changes that might disrupt our operations.

Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. We plan to implement a comprehensive enterprise resource planning (“ERP”) software system in 2005 and 2006. This new ERP system will cover many aspects of our business. If we encounter delays or difficulties in implementing the new ERP system, it could adversely affect our ability to do the following in a timely manner: manage and replenish inventory, fulfill and process orders, manufacture and ship products in a timely manner, invoice and collect receivables, place purchase orders and pay invoices, coordinate sales and marketing activities, prepare our financial statements, manage our accounting systems and controls and otherwise carry on our business in the ordinary course. Any such disruption could adversely affect our business, prospects, financial condition and results of operations. Moreover, delay or difficulties in implementation of the ERP system could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.

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

Our Business is Complex, and Changes to the Business May Not Achieve Their Desired Benefits

Our business is based on a myriad of technologies, encompassed in multiple different product lines, addressing various markets in different regions of the world. A business of our size that is as complex as ours requires significant management time, attention and resources. In addition, significant changes to our business, such as changes in manufacturing, operations, product lines, market focus or organizational structure or focus, can be distracting, time-consuming and expensive. These changes can have short-term adverse effects on our financial results, and may not provide their intended long-term benefits. Failure to achieve these benefits would have a material adverse impact on our business and financial results.

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

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in the thirteen weeks ended April 3, 2005 by $8.3 million. Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $15.4 million as of April 3, 2005. Holding other variables constant, if the United States dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $12.6 million as of April 3, 2005.

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

As of April 3, 2005, the aggregate notional amount of our outstanding derivative contracts was $150.7 million, which contracts have varying maturities through December 2005.

Holding other variables constant, if the United States dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of April 3, 2005 would increase by approximately $10.0 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

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

Cash Flow Hedges

Beginning in July 2003, we began using foreign forward extra contracts (a combination of forward exchange and option contracts) and then later option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up on a twelve-month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the dollar/euro exchange rate. The forward extra contract hedges have a bias to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens.

Prior to the second quarter of 2004, we did not meet the criteria to treat these derivatives as hedges and, accordingly, the changes in fair value were recorded in net income. We recorded unrealized losses of $2.7 million and realized gains of $1.4 million related to these contracts in the first quarter of fiscal 2004 as a component of other income.

In the second quarter of 2004, these derivatives met the criteria to be designated as hedges and, prospectively, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $0.6 million in the first quarter of 2005 in cost of sales related to hedge results. As of April 3, 2005, $0.7 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next twelve months as a result of the underlying hedged transactions also being recorded in net income. No amounts were recorded in other comprehensive income for such hedges during the first quarter of 2004.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relate to our investments. Since we have no variable interest rate debt outstanding at April 3, 2005, our interest expense is relatively fixed and not affected by changes in interest rates.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

Cash, Cash Equivalents and Restricted Cash

As of April 3, 2005, we held cash and cash equivalents of $144.8 million and short-term restricted cash of $13.4 million that consist of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income by approximately $1.6 million assuming our cash and cash equivalent balances at April 3, 2005 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Fixed Rate Debt Securities

As of April 3, 2005, we held short and long-term fixed rate investments of $90.1 million that consisted of corporate notes and bonds and government-backed securities. These investments are recorded on our balance sheet at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $0.9 million assuming our investment balances at April 3, 2005 remained constant.

Variable Rate-Notes

As of April 3, 2005, we held variable-rate notes of $106.1 million. Given the highly-liquid nature of variable-rate notes, cost is considered to approximate fair value for these securities and their fair value is not significantly impacted by interest rate fluctuations. Declines in interest rates over time would reduce our interest income from our investments in variable-rate notes, as interest rates are reset periodically to current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $1.1 million assuming our investment balances at April 3, 2005 remained constant.

The following table summarizes the weighted average yields and expected maturity or liquidation dates of each type of our debt security investments as of April 3, 2005 (dollars in thousands):

	in 1 year	in 2 years	in 3 years	Total
Variable rate notes	$106,050	$—	$—	$106,050
Weighted average yield	3.05%	—	—	3.05%

Government-backed securities	$40,045	$20,809	$8,338	$69,192
Weighted average yield	2.31%	2.25%	2.76%	2.35%

Corporate notes and bonds	$14,794	$4,104	$1,977	$20,875
Weighted average yield	2.17%	2.32%	3.29%	2.31%
	$160,889	$24,913	$10,315	$196,117

Fair Value of Convertible Debt

The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At April 3, 2005, we had $295.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $301.1 million at April 3, 2005.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

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

FEI COMPANY

Dated: May 13, 2005	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chief Executive Officer and President
(Principal Executive Officer)

/s/ ROBERT S. GREGG
Robert S. Gregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)