Form 10-Q
period 2005-07-03
FEI CO
filed 2005-08-12
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Yes ☒  No ☐

The number of shares of common stock outstanding as of August 9, 2005 was 33,662,916.

FEI COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – July 3, 2005 and December 31, 2004

Consolidated Statements of Operations – Thirteen and Twenty-Six Weeks Ended July 3, 2005 and July 4, 2004

Consolidated Statements of Comprehensive (Loss) Income – Thirteen and Twenty-Six Weeks Ended July 3, 2005 and July 4, 2004

Consolidated Statements of Cash Flows –Twenty-Six Weeks Ended July 3, 2005 and July 4, 2004

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 3, 2005	December 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$72,640	$114,326
Short-term investments in marketable securities	126,166	173,681
Short-term restricted cash	15,640	16,356
Receivables, net of allowances for doubtful accounts of $3,698 and $3,257	116,877	159,761
Current receivable from Accurel	—	515
Inventories	91,976	87,783
Deferred tax assets	2,032	8,365
Other current assets	30,344	29,804
Total Current Assets	455,675	590,591

Non-current investments in marketable securities	57,264	33,850
Long-term restricted cash	4,359	4,177
Long-term receivable from Accurel	—	883
Property, plant and equipment, net of accumulated depreciation of $69,648 and $60,882	65,312	71,550
Purchased technology, net of accumulated amortization of $39,005 and $26,871	9,603	22,080
Goodwill	41,461	41,486
Deferred tax assets	5,415	18,555
Other assets, net	49,076	58,622
Total Assets	$688,165	$841,794

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$34,244	$36,618
Current account with Philips	2,757	4,240
Accrued payroll liabilities	10,898	15,070
Accrued warranty reserves	8,479	10,052
Deferred revenue	42,278	43,349
Income taxes payable	9,074	7,962
Accrued restructuring, reorganization and relocation	693	1,020
Other current liabilities	31,257	37,128
Total Current Liabilities	139,680	155,439

Convertible debt	225,000	295,000
Deferred tax liabilities	3,801	6,412
Other liabilities	4,831	5,373

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 33,653 and 33,413 shares issued and outstanding, no par value	318,769	315,632
Retained (deficit) earnings	(20,285)	22,077
Accumulated other comprehensive income	16,369	41,861
Total Shareholders’ Equity	314,853	379,570
Total Liabilities and Shareholders’ Equity	$688,165	$841,794

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

Net Sales:
Products	$82,210	$86,350	$177,394	$170,624
Products - related party	102	201	671	201
Service	24,909	21,709	49,905	42,197
Service - related party	272	208	516	540
Total net sales	107,493	108,468	228,486	213,562

Cost of Sales:
Products	52,840	49,569	106,314	98,969
Service	17,992	15,138	36,574	28,801
Total cost of sales	70,832	64,707	142,888	127,770

Gross Profit	36,661	43,761	85,598	85,792

Operating Expenses:
Research and development	15,867	13,131	32,054	26,698
Selling, general and administrative	25,174	22,764	50,487	42,878
Amortization of purchased technology	1,517	1,413	2,859	2,826
Asset impairment	15,944	—	15,944	—
Restructuring, reorganization and relocation	1,124	488	1,124	707
Total operating expenses	59,626	37,796	102,468	73,109

Operating (Loss) Income	(22,965)	5,965	(16,870)	12,683

Other Income (Expense):
Interest income	1,905	1,288	3,719	2,351
Interest expense	(3,982)	(2,611)	(6,489)	(5,079)
Other, net	(993)	57	(1,209)	(2,355)
Total other expense, net	(3,070)	(1,266)	(3,979)	(5,083)

(Loss) income before income taxes	(26,035)	4,699	(20,849)	7,600
Income tax expense	19,750	1,645	21,513	2,660
Net (loss) income	$(45,785)	$3,054	$(42,362)	$4,940

Basic net (loss) income per share	$(1.36)	$0.09	$(1.26)	$0.15

Diluted net (loss) income per share	$(1.36)	$0.08	$(1.26)	$0.12

Shares used in per share calculations:
Basic	33,544	33,241	33,500	33,213
Diluted	33,544	39,734	33,500	39,724

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

Net (loss) income	$(45,785)	$3,054	$(42,362)	$4,940
Other comprehensive (loss) income:
Change in cumulative translation adjustment, zero taxes provided	(12,219)	1,140	(20,557)	(1,267)
Change in unrealized loss on available-for-sale securities	(195)	—	(591)	—
Changes due to cash flow hedging instruments:
Net loss on hedge instruments	(3,737)	—	(5,230)	—
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	1,245	—	886	—
Adjustment for fair value of derivatives	—	250	—	250
Comprehensive (loss) income	$(60,691)	$4,444	$(67,854)	$3,923

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004

Cash flows from operating activities:
Net (loss) income	$(42,362)	$4,940
Adjustments to reconcile net (loss) income to net cash provided by (used by) operating activities:
Depreciation	8,194	7,570
Amortization	5,976	6,180
Asset impairments and write-offs	19,167	—
(Gain) loss on asset disposals	(942)	124
Gain on non-monetary transactions	—	(636)
Non-cash interest income from shareholder note receivable	—	(44)
Premium on bond redemption	1,108	—
Deferred income taxes	16,700	714
Tax (reversal) benefit for non-qualified stock options exercised	(400)	289
(Increase) decrease in:
Restricted cash	(1,382)	(643)
Receivables	36,148	(21,190)
Current account with Accurel	515	182
Inventories	(20,358)	8,855
Other assets	6,268	(5,329)
Increase (decrease) in:
Accounts payable	1,125	(6,321)
Current account with Philips	(583)	(2,881)
Accrued payroll liabilities	(3,010)	371
Accrued warranty reserves	(611)	(807)
Deferred revenue	2,251	5,423
Income taxes payable	(4,717)	(2,546)
Accrued restructuring and reorganization costs	(337)	(618)
Other liabilities	(5,546)	2,245
Net cash provided by (used by) operating activities	17,204	(4,122)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(9,065)	(9,072)
Proceeds from disposal of property, plant and equipment	3,021	—
Purchase of investments in marketable securities	(58,139)	(43,905)
Redemption of investments in marketable securities	81,107	31,477
Purchase of cost method investment	(580)	—
Other	(34)	(655)
Net cash provided by (used by) investing activities	16,310	(22,155)

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(70,000)	—
Proceeds from exercise of stock options and employee
stock purchases	3,537	1,296
Net cash (used by) provided by financing activities	(66,463)	1,296

Effect of exchange rate changes	(8,737)	1,753
Decrease in cash and cash equivalents	(41,686)	(23,228)

Cash and cash equivalents:
Beginning of period	114,326	97,430
End of period	$72,640	$74,202

Supplemental Cash Flow Information:
Cash paid for taxes	$7,842	$3,338
Cash paid for interest	6,599	3,988

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our products are based largely on focused charged particle beam technology. Our products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”), DualBeam systems that combine a FIB column and a SEM column on a single platform and software systems for computer aided design (“CAD”) navigation and yield management Our DualBeam systems include models that have wafer handling capability that are purchased by semiconductor manufacturers (“wafer-level DualBeams”) and models that have small stages and are sold to customers in several markets (“small stage DualBeams”). We also design, manufacture and sell some of the components of electron microscopes and FIBs to other manufacturers and provide service and support on our equipment. Our products are sold to a geographically diverse base of semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields.

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.  The results of operations for the thirteen and twenty-six weeks ended July 3, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2005.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, income tax related contingencies, tax valuation allowances, the valuation of businesses acquired and related in-process research and development and other intangibles, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles, software development costs and goodwill and the timing of revenue recognition and stock-based compensation.

3.             STOCK BASED COMPENSATION

We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25 and its related interpretations, “Accounting for Stock Issued to Employees.” We provide disclosures of net (loss) income and net (loss) income per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net (loss) income, as reported	$(45,785)	$3,054	$(42,362)	$4,940
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,073)	(2,361)	(7,974)	(4,736)
Net (loss) income, pro forma	$(50,858)	$693	$(50,336)	$204
Basic net (loss) income per share:
As reported	$(1.36)	$0.09	$(1.26)	$0.15
Pro forma	$(1.52)	$0.02	$(1.50)	$0.01
Diluted net (loss) income per share:
As reported	$(1.36)	$0.08	$(1.26)	$0.12
Pro forma	$(1.52)	$0.02	$(1.50)	$0.01

As discussed in Note 16, we did not record any tax benefit for United States losses generated in the thirteen and twenty-six week periods ended July 3, 2005.  Accordingly, the only tax benefit reflected in the pro forma stock-based employee compensation expense for such periods is for non-United States based awards.

The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net (loss) income and net (loss) income per share for future periods since options vest over several years and additional awards are made each year.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Thirteen and Twenty-Six Weeks Ended
		July 3, 2005	July 4, 2004
Risk-free interest rate		2.8% - 4.3%	1.2% - 3.6%
Expected dividend yield		0%	0%
Expected lives	- option plans	5.5 years	5.73 – 5.80 years
	- ESPP	6 months	6 months
Expected volatility		73% - 74%	76% - 77%

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123R, “Share-Based Payment,” which will be effective as of January 1, 2006. The new standard will require us to expense stock compensation costs related to our stock option and ESPP plans. The effect of expensing stock options on our results of operations should approximate the pro forma expense disclosed in the table above.

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

5.             EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Shares used for basic EPS	33,544	33,241	33,500	33,213
Dilutive effect of stock options calculated using the treasury stock method	—	964	—	982
Dilutive effect of convertible debt	—	5,529	—	5,529
Shares used for diluted EPS	33,544	39,734	33,500	39,724

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	3,345	1,989	3,343	1,765
Convertible debt	7,044	2,928	7,044	2,928

6.             ASSET IMPAIRMENT CHARGES

In the second quarter of 2005, we initiated restructuring actions to align our cost structure with the current prevailing market conditions, primarily in the semiconductor markets.  The actions taken to date, which were necessary as a result of reduced business volumes, have resulted in decreases in our global workforce and also required us to evaluate our goodwill and long-lived assets for impairment in components of our microelectronics segment.

We recorded asset impairment charges and write-downs totaling $22.4 million in the thirteen and twenty-six week periods ended July 3, 2005 as either components of asset impairment or cost of sales on our consolidated statements of operations.  These charges are summarized as follows (in thousands):

	Asset Impairment	Cost of Sales	Total
Inventory	$—	$3,193	$3,193
Purchased technology	9,328	—	9,328
Capitalized software	—	3,223	3,223
Property, plant and equipment	5,705	—	5,705
Patents and other intangibles	911	—	911
	$15,944	$6,416	$22,360

Inventory

Write-downs of inventory pertain to lower of cost or market adjustments primarily for work in process and finished goods that, given the revisions to our forecasts, currently have no demand.  These tools have been written down to their estimated net realizable value.

Goodwill

We test goodwill annually in the fourth quarter, however, in the second quarter of 2005, based on our current and projected operating results, we concluded that there were sufficient indicators to require us to assess whether a portion of our recorded goodwill balance within our microelectronics segment was impaired at this interim date. The impairment review was performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Based on this analysis, we concluded that the goodwill allocated to this segment was not impaired.

Long-Lived Assets

As a result of the initiation of our restructuring actions and due to the weakness in the semiconductor market, our projected future revenues and cash flows for certain asset groupings were revised downward in the second quarter of 2005. These factors led to indications that the carrying value of our long-lived assets, including purchased intangibles recorded in various acquisitions and property, plant and equipment, may not be recoverable and we performed an impairment review. The impairment review was performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We evaluated the recoverability of the long-lived assets and concluded that impairments existed. Accordingly, we recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value.  Fair value was determined based on discounted cash flows for the operating entities that had separately identifiable cash flows. Impairment charges for long-lived assets totaled $16.5 million.  In addition, $2.6 million of capitalized software, patents and property, plant and equipment were written off as abandoned assets.

7.             RESTRUCTURING, REORGANIZATION AND RELOCATION

As discussed in Note 6, we have initiated global restructuring activities to realign our cost structure with current prevailing market conditions.  These actions include reductions in workforce, reorganization and relocation of employees as well as closure of facilities.  Some of these actions were initiated in the second quarter of 2005 with the remainder continuing through the end of 2005.  These costs are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

In the second quarter of 2005, we expensed and paid $0.9 million in severance and relocation costs related to workforce reductions and reallocation of personnel geographically, which is included as a component of restructuring, reorganization and relocation expense. The expected remaining costs are estimated to be approximately $15 million. $10.0 million of the charge is expected to be cash expenditures for severance, relocation and other employee related costs and will be paid through the remainder of 2005 and $5.0 million in facility closure charges are expected to be incurred in the second half of 2005 with cash expenditures expected to continue through the lease expiration dates ending in 2010.

Our restructuring accruals as of July 3, 2005 are for prior year restructuring activities and include $0.4 million related to our fourth quarter 2002 restructuring activities and $0.3 million related to the abandonment of a lease in the second quarter of 2004.  Our abandoned lease accruals were increased in the second quarter of 2005 by $0.2 million based on revisions in our estimated sublease benefits and is included as a component of restructuring, reorganization and relocation expense. The current estimate accrued for cash to be paid related to abandoned leases of $0.7 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

The following table summarizes the charges, expenditures and write-offs and adjustments in the twenty-six weeks ended July 3, 2005 related to our restructuring accruals (in thousands):

Twenty-Six Weeks Ended July 3, 2005	Beginning Accrued Liability	Charged to Expense	Expend- Itures	Write-Offs and Adjust- Ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$150	$924	$(1,060)	$(14)	$—
Abandoned leases, leasehold improvements and facilities	870	200	(377)	—	693
	$1,020	$1,124	$(1,437)	$(14)	$693

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

8.             DISPOSAL OF THE SIMS PRODUCT LINE

In the second quarter of 2005, we sold the net assets of our secondary ion mass spectrometer (“SIMS”) product line, which was part of our Electron Optics segment, for a net gain of $0.8 million, which was recorded as a component of selling, general and administrative expenses.  Proceeds from the sale totaled $2.5 million in cash and $2.5 million in a note receivable due in January 2006, which is secured by a bank guarantee. The purchase price is subject to adjustment based on a final net asset audit, and, accordingly, we have deferred recognizing a portion of the gain totaling $0.3 million until the contingency is resolved.  Net assets disposed and the related selling costs totaled $4.0 million.  Revenues for this product line totaled $3.0 million and $4.0 million, respectively, for the twenty-six weeks ended July 3, 2005 and July 4, 2004.

9.             BANK GUARANTEES AND RESTRICTED CASH

At July 3, 2005 and December 31, 2004, we had outstanding standby letters of credit and bank guarantees totaling approximately $29.0 million and $24.7 million, respectively.  Restricted cash related to these letters of credit and bank guarantees totaled $20.0 million and $20.5 million at July 3, 2005 and December 31, 2004, respectively. For guarantees that expire within twelve months of the balance sheet dates, the associated restricted cash is recorded as a current asset.

10.          FACTORING OF ACCOUNTS RECEIVABLE

In the second quarter of 2005 and 2004, we entered into agreements under which we sold $1.3 million and $5.2 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial in the second quarter of 2005 and 2004, are recorded in our statement of operations as other expense.

11.          INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories that exceed the estimated requirements for the next twelve months based on recent usage levels are reported as other long-term assets.

Inventories consisted of the following (in thousands):

	July 3, 2005	December 31, 2004
Raw materials and assembled parts	$29,953	$26,687
Service inventories, estimated current requirements	11,657	11,763
Work-in-process	43,409	31,140
Finished goods	6,957	18,193
Total inventories	$91,976	$87,783

Service inventories included in other long-term assets	$32,530	$33,748

We periodically review inventory for obsolete or slow moving items and make adjustments, as required.  Production inventory charges for the thirteen and twenty-six weeks ended July 3, 2005 totaled $3.2 million related to the restructuring activities discussed in Note 6.  Ongoing charges for the periods were insignificant.  Service inventory charges were $0.5 million and $1.0 million, respectively, for the thirteen and twenty-six weeks ended July 3, 2005, and were recorded as a component of cost of sales.

12.          GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill is as follows (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004
Balance, beginning of period	$41,486	$41,423
Adjustments to goodwill	(25)	10
Balance, end of period	$41,461	$41,433

See Note 6 above for a discussion of the goodwill analysis performed in the second quarter of 2005.

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

Purchased Technology and Other Intangible Assets

At July 3, 2005 and December 31, 2004, our other intangible assets included purchased technology, capitalized software and patents, trademarks and other intangible assets.  The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	July 3, 2005	December 31, 2004
Purchased technology	5 to 12 years	$48,608	$48,951
Accumulated amortization		(39,005)	(26,871)
		$9,603	$22,080

Capitalized software	3 years	$11,628	$15,395
Accumulated amortization		(11,204)	(9,745)
		424	5,650

Patents, trademarks and other	2 to 15 years	5,378	5,308
Accumulated amortization		(2,571)	(1,340)
		2,807	3,968

Note issuance costs	5 to 7 years	10,732	10,732
Accumulated amortization		(6,689)	(4,799)
		4,043	5,933
Total intangible assets included in other long-term assets		$7,274	$15,551

See Note 6 above for a discussion of impairment charges and write-offs related to purchased software, capitalized software and patents recognized during the second quarter of 2005.

See also Note 14 for a discussion of note issuance cost write-offs totaling $1.1 million related to the convertible note redemptions in the second quarter of 2005.

Amortization expense, excluding impairment charges and note issuance cost write-offs, was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004
Purchased technology	$2,859	$2,826
Capitalized software	1,801	2,113
Patents, trademarks and other	350	415
Note issuance costs	791	826
	$5,801	$6,180

Amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2005	$1,357	$71	$357	$664
2006	2,494	141	603	1,327
2007	2,125	141	515	1,327
2008	2,125	71	222	725
2009	980	—	171	—
Thereafter	522	—	939	—
	$9,603	$424	$2,807	$4,043

13.          INVESTMENTS

On May 6, 2005, we purchased an additional $0.6 million of convertible notes maturing on April 7, 2007 from a company in which we held a 19.9% equity interest, totaling $1.0 million, and convertible notes totaling $2.5 million, prior to the $0.6 million purchase. We have also committed to purchase up to an additional $2.2 million of convertible notes from this company over the next several months, contingent on this company meeting certain product development milestones.

In July 2005, we purchased an additional $0.6 million of convertible notes pursuant to the aforementioned purchase agreement, leaving a $1.6 million potential future investment

Also in July 2005, we purchased $1.4 million of preferred shares from a company in which we held debt and equity interests totaling $2.5 million prior to the July 2005 investment. Our equity interest in this company is 17.8% after the purchase of the preferred shares.  Pursuant to this agreement, we, as part of a consortium of investors, have also agreed to acquire an additional $0.7 million of preferred shares and convertible debt in the event the company cannot obtain outside financing on or before December 31, 2005.

During the thirteen and twenty-six week periods ended July 3, 2005, we recorded a charge of $0.8 million as a component of other income (expense) related to the write-down of one of our cost method investments for which we concluded an other-than-temporary impairment existed.

14.          5.5% CONVERTIBLE SUBORDINATED NOTE REDEMPTION

In the second quarter of 2005, we redeemed $70.0 million of our 5.5% convertible subordinated notes at a redemption price of 101%. The premium and commissions paid on the redemption totaled $0.7 million and were expensed in the second quarter of 2005 as a component of interest expense. Additionally, related deferred note issuance costs of $1.1 million were expensed in the second quarter of 2005 as a component of interest expense.

15.          WARRANTY RESERVES

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

The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004
Balance, beginning of period	$10,052	$10,500
Reductions for warranty costs incurred	(6,419)	(5,834)
Warranties issued	5,582	5,035
Translation and other items	(736)	(113)
Balance, end of period	$8,479	$9,588

16.          INCOME TAXES

Net deferred tax assets are as follows (in thousands):

	July 3, 2005	December 31, 2004
Deferred tax assets:
Current	$9,021	$8,365
Non-current	29,311	23,411
Gross deferred tax assets	38,332	31,776
Valuation allowance	(30,885)	(4,856)
Deferred tax assets, net of valuation allowance	7,447	26,920

Deferred tax liabilities:
Current	(599)	(1,493)
Non-current	(3,801)	(6,412)
Total deferred tax liabilities	(4,400)	(7,905)
Net deferred tax assets	$3,047	$19,015

We recorded a tax provision expense of approximately $19.8 million and $21.5 million, respectively, for the thirteen and twenty-six week periods ended July 3, 2005. The provisions do not reflect a benefit for current period losses in the United States as we have recorded a full valuation allowance against the United States deferred tax assets generated from the current period losses. Of the $19.8 million tax provision in the thirteen weeks ended July 3, 2005, $14.3 million was to record a valuation allowance for our existing United States deferred tax assets.  Valuation allowances on deferred tax assets totaled $30.9 million and $4.9 million as of July 3, 2005 and December 31, 2004, respectively.

In assessing the realizability of deferred tax assets, SFAS No. 109, “Accounting for Income Taxes,” establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Although we anticipate future sustained profitability, SFAS No. 109 requires that recent historical operating performance and income projections be considered in assessing the realizability of the deferred tax assets.

The more likely than not assessment was principally based upon our historical losses, the impact of the restructuring activities discussed in Notes 6 and 7 and our forecast of future profitability in certain tax jurisdictions.

At July 3, 2005, we had approximately $55.3 million of net operating loss carryforwards to offset future United States taxable income, expiring from 2023 through 2025 and $27.4 million for Oregon state tax purposes, expiring through 2020. We placed a full valuation allowance against the tax effect of all United States net operating and capital loss carryforwards.

17.          RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock.  For sales to Philips, see “Sales to Related Parties” below.  The following table summarizes our other transactions with Philips (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Amounts Paid to Philips	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Subassemblies and other materials purchased from Philips	$5,910	$4,570	$9,453	$6,480
Facilities leased from Philips	59	47	141	90
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	181	124	416	242
Research and development services provided by Philips	1,308	1,125	1,764	2,333
	$7,458	$5,866	$11,774	$9,145

Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services.  Current accounts with Philips consisted of the following (in thousands):

	July 3, 2005	December 31, 2004
Current accounts receivable	$242	$276
Current accounts payable	(2,999)	(4,516)
Net current accounts with Philips	$(2,757)	$(4,240)

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

In March 2005, Implant Sciences Corporation paid us the $1.2 million that Accurel owed us for a system they purchased in 2002. Subsequent to the acquisition date, neither Implant Sciences Corporation nor Accurel is considered a related party.

Sales to Related Parties

In addition to Philips, we have sold products and services to LSI Logic Corporation, Applied Materials and Nanosys. A director of Applied Materials, the Chairman and Chief Executive Officer of LSI Logic and the Executive Chairman of Nanosys are all members of our Board of Directors.  Related party sales to Philips, Accurel (prior to being acquired), Applied Materials, LSI Logic and Nanosys, were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Product sales:
Philips	$102	$201	$228	$201
Applied Materials	—	—	439	—
LSI Logic	—	—	4	—
Total product sales	102	201	671	201

Service sales:
Philips	$149	$(5)	$186	$(5)
Accurel	—	105	151	338
Applied Materials	70	—	108	—
LSI Logic	48	108	64	207
Nanosys	5	—	7	—
Total service sales	272	208	516	540
Total sales to related parties	$374	$409	$1,187	$741

18.          COMMITMENTS AND CONTINGENCIES

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

We participate in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  We did not add to such guarantees during the thirteen weeks ended July 3, 2005, and, as of July 3, 2005, we had outstanding guarantees totaling $2.8 million related to these lease transactions. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it.  As of July 3, 2005, we did not have any guarantees that require us to re-market the equipment.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $27 million at July 3, 2005.  These commitments expire at various times through December 2005.

As discussed in Note 13, we have committed to invest an additional $1.6 million and $0.7 million, respectively, in two non-public companies in which we have equity interests, subject to certain contingencies being met.

19.          SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Operating Review Board, which consists of our Chief Operating Officer, our Chief Financial Officer, our Senior Vice Presidents and other senior management. We operate in four business segments: microelectronics, electron optics, components and service. The microelectronics segment manufactures and markets FIBs and DualBeam systems. Microelectronics segment products are sold primarily to the semiconductor and data storage markets, with additional sales to the industry and institute market. The electron optics segment manufactures and markets SEMs and TEMs. Electron optics products are sold to materials and life sciences customers in the industry and institute markets, as well as in the semiconductor and data storage markets. The components segment manufactures and markets electron and ion emitters, focusing columns and components thereof. These components are used in our FIB, DualBeam, SEM and TEM systems and also are sold to other equipment manufacturers. The service segment supports our worldwide installed base of products, generally under service contracts.

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended July 3, 2005	Microelectronics	Electron Optics	Components	Service	Corporate and Eliminations	Total
Sales to external customers	$45,969	$34,656	$1,687	$25,181	$—	$107,493
Inter-segment sales	290	3,122	1,320	857	(5,589)	—
Total sales	46,259	37,778	3,007	26,038	(5,589)	107,493
Operating (loss) income	(19,013)	(2,256)	(326)	3,180	(4,550)	(22,965)

Thirteen Weeks Ended July 4, 2004
Sales to external customers	$54,410	$29,478	$2,663	$21,917	$—	$108,468
Inter-segment sales	553	3,680	1,405	862	(6,500)	—
Total sales	54,963	33,158	4,068	22,779	(6,500)	108,468
Operating income (loss)	7,814	(3,115)	118	3,443	(2,295)	5,965

Twenty-Six Weeks Ended July 3, 2005	Microelectronics	Electron Optics	Components	Service	Corporate and Eliminations	Total
Sales to external customers	$103,634	$70,784	$3,647	$50,421	$—	$228,486
Inter-segment sales	661	7,653	2,920	1,618	(12,852)	—
Total sales	104,295	78,437	6,567	52,039	(12,852)	228,486
Operating (loss) income	(11,871)	(3,324)	(386)	6,308	(7,597)	(16,870)

Twenty-Six Weeks Ended July 4, 2004
Sales to external customers	$96,763	$68,779	$5,615	$42,405	$—	$213,562
Inter-segment sales	929	3,833	2,907	1,215	(8,884)	—
Total sales	97,692	72,612	8,522	43,620	(8,884)	213,562
Operating income (loss)	11,154	(1,796)	623	7,631	(4,929)	12,683

July 3, 2005	Microelectronics	Electron Optics	Components	Service	Corporate and Eliminations	Total
Total assets	$149,217	$118,940	$16,449	$84,594	$318,965	$688,165

December 31, 2004
Total assets	$192,659	$138,564	$17,738	$93,118	$399,715	$841,794

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

On July 11, 2005, we announced that we were reorganizing into three primary end markets: Nanoelectronics, Nanoresearch and Nanobiology.  As a result, we plan to realign and restate our segment reporting beginning in 2006, after all the structural changes are complete.

None of our customers represented 10% or more of our total sales in the thirteen and twenty-six week periods ended July 3, 2005 or July 4, 2004.

20.          NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

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

FSP No. 109-2

In December, 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. We have completed our initial evaluation of the impact of the repatriation provisions of the Jobs Act, and have estimated the range of potential dividends from our foreign entities could be $0 to $62 million; however, the impact of this potential dividend repatriation on our tax position is dependent upon the resolution of factors surrounding our usage of our United States net operating losses. Accordingly, as provided for in FSP No. 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) is effective for annual periods beginning after June 15, 2005. Accordingly, we expect to adopt SFAS No. 123(R) in our first quarter of 2006. See Note 3 Stock-Based Compensation above for the pro forma effects of how SFAS No. 123 would have affected results of operations in the thirteen and twenty-six weeks ended July 3, 2005 and July 4, 2004.  SFAS No. 123(R) will not have any effect on our cash flows.

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

21.          AMENDMENTS TO STOCK PLANS

At our Annual Meeting of Shareholders, which was held on May 19, 2005, our shareholders approved an amendment to our 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 7,000,000 to 8,000,000. In addition, the shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 1,450,000 to 1,950,000.

22.          SUBSEQUENT EVENT

Preferred Stock Rights Plan

On July 21, 2005, we adopted a Preferred Stock Rights Plan (the “Plan”).  Pursuant to the Plan, rights will be distributed as a dividend at the rate of one right for each share of our common stock held by stockholders of record as of the close of business on August 12th, 2005. The rights expire on August 12, 2015, unless redeemed or exchanged. Under the Plan, each right entitles a registered holder to buy one one-thousandth share of preferred stock for $120, subject to adjustment. The rights will become exercisable only if a person or group (other than stockholders currently owning 20% of our common stock) acquires beneficial ownership of 20% or more of our common stock, or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 20% or more of our common stock.  Philips Business Electronics International B.V., or any of its affiliates, shall not be considered for the 20% calculation so long as it does not acquire 30% or more of the common shares.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations and expenditures; factors affecting our 2005 operating results; any statements concerning proposed new products, services, developments, impairments, restructuring charges and changes to our restructuring reserves, or anticipated performance of products or services; any statements regarding planned capital expenditures; any statements regarding adoption of new accounting standards; any statements regarding future economic conditions or performance; any statements regarding timing for shipping our new products; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

Summary of Products and Segments

We are a leading supplier of products that enable the research, development and manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services. Our products and systems include hardware and software for focused ion beams, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as CAD navigation and yield management software. TEMs and SEMs comprise our electron optics segment products. DualBeams, FIBs and CAD navigation and yield management software products collectively comprise our microelectronics segment products.

Our DualBeam systems include models that have wafer handling capability that are purchased by semiconductor manufacturers (“wafer-level DualBeams”) and models that have small stages and are sold to customers in several markets (“small stage DualBeams”). We recently introduced a new ultra-high resolution TEM, the Titan.

Overview

Our consolidated bookings declined in the second quarter of 2005 compared with both the second quarter of 2004 and the first quarter of 2005.  Net sales were also down from the first quarter of 2005 and the second quarter of 2004.  We recorded a significant net loss in the latest quarter, primarily due to a series of write-offs and impairment charges related to weakness in the semiconductor market and our decision to consolidate operations and close our Peabody, Massachusetts facility.

Our financial results for the thirteen and twenty-six weeks ended July 3, 2005 included the following:

•      a gain of $0.8 million from the sale of our secondary ion mass spectrometer product line, included in selling, general and administrative expense;

•      a charge of $1.8 million related to the repurchase and retirement of $70 million face value of our 5.5% convertible notes, included in interest expense;

•      charges for the write-down of inventory and capitalized software of $6.4 million, included in cost of goods sold;

•      charges for restructuring, reorganization and relocation expenses totaling $1.1 million, as well as impairment of certain fixed, intangible and other assets, related primarily to parts of our semiconductor business, totaling $15.9 million, each included as a separate line item on our consolidated statements of operations;

•      a charge of $0.8 million for an impairment in the carrying value of an investment in a non-public company; and

•      A charge of $14.3 million due to a re-evaluation of our deferred tax assets, included in income tax expense.

Combined, these charges totaled $39.5 million.

Most of the weakness in customer demand in the second quarter of 2005 was concentrated in the semiconductor market, where bookings were down 51% compared with the second quarter of 2004 and 33% from the first quarter of 2005.  The weakness appears to be broad, as several large orders that had been expected in the quarter were deferred by customers.  In contrast, bookings from the smaller data storage market increased significantly from first-quarter levels and were approximately equal to the second quarter 2004 level, which was the strongest quarter of last year. The data storage industry’s transition to new perpendicular recording technology is contributing to increased demand for our products. Bookings from the industry and institute market were up 48% from the second quarter of 2004 and down 2% from the first quarter of 2005, aided by continued government funding of nanotechnology research and successful new product introductions.

By product, the year-over-year bookings growth continued to come from our transmission electron microscopes, propelled by initial bookings for our new line of ultra-high resolution scanning transmission electron microscopes (“(S)TEM”).  Shipments of this line of microscopes are scheduled to begin later in 2005.

Gross margins decreased from the second quarter of last year and the first quarter of 2005.  This change was due to lower shipment volume, lower shipments of higher margin semiconductor related products, less favorable product mix, capitalized software write-offs and inventory write-offs related to our restructuring. The stronger United States dollar in the second quarter of 2005 compared to the first quarter of 2005 had a positive impact on our cost of sales and operating expenses, but losses from our hedging program offset most of those gains in the second quarter.

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

Outlook for the Remainder of 2005

For the remainder of 2005, we expect our revenues to continue to be substantially dependent upon the health of the semiconductor market, and to a lesser extent, data storage and industry and institute markets. Demand from the semiconductor industry is expected to remain soft. Demand from the data storage market, while volatile from quarter to quarter, is expected to generally follow a positive trend. However, we expect lower third quarter 2005 revenue compared to prior quarters, with the increases following in the fourth quarter of 2005. Demand from industry and institute customers remains strong, but an increasing portion of those orders are scheduled for delivery later in 2005 and in 2006. As a result of this combination of factors, net sales in the third quarter of 2005 are expected to be flat to down slightly compared to the second quarter 2005 levels.  We do expect a sequential increase in net sales in the fourth quarter of 2005.  Over the longer term, we believe we will have ongoing opportunities for growth in all our markets due to the increasing demand for nano-scale information across a range of industries.

We expect to record net losses in the third quarter of 2005 as a result of further restructuring charges due to the consolidation of operations and a reduction in employee headcount.

We expect our foreign currency hedging activities to partially mitigate the effects of foreign currency exchange fluctuations on our gross margins in 2005, although these fluctuations will continue to have some impact on our financial results.  If the euro/dollar exchange rate remains at the levels of the end of the second quarter of 2005, we will see a positive operating benefit in the second half of 2005.  That benefit will be partially offset by the costs of our hedging program.

Critical Accounting Policies and the Use of Estimates

We have no changes or updates to the critical accounting policies and estimates reported in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the SEC on March 14, 2005.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) July 3, 2005		Thirteen Weeks Ended(1) July 4, 2004
Net sales	$107,493	100.0%	$108,468	100.0%
Cost of sales	70,832	65.9	64,707	59.7
Gross profit	36,661	34.1	43,761	40.3
Research and development	15,867	14.8	13,131	12.1
Selling, general and administrative	25,174	23.4	22,764	21.0
Amortization of purchased technology	1,517	1.4	1,413	1.3
Asset impairment	15,944	14.8	—	—
Restructuring, reorganization and relocation	1,124	1.0	488	0.4
Operating (loss) income	(22,965)	(21.4)	5,965	5.5
Other expense, net	(3,070)	(2.9)	(1,266)	(1.2)
(Loss) income before income taxes	(26,035)	(24.2)	4,699	4.3
Income tax expense	19,750	18.4	1,645	1.5
Net (loss) income	$(45,785)	(42.6)%	$3,054	2.8%

	Twenty-Six Weeks Ended(1) July 3, 2005		Twenty-Six Weeks Ended(1) July 4, 2004
Net sales	$228,486	100.0%	$213,562	100.0%
Cost of sales	142,888	62.5	127,770	59.8
Gross profit	85,598	37.5	85,792	40.2
Research and development	32,054	14.0	26,698	12.5
Selling, general and administrative	50,487	22.1	42,878	20.1
Amortization of purchased technology	2,859	1.3	2,826	1.3
Asset impairment	15,944	7.0	—	—
Restructuring, reorganization and relocation	1,124	0.5	707	0.3
Operating (loss) income	(16,870)	(7.4)	12,683	5.9
Other expense, net	(3,979)	(1.7)	(5,083)	2.4
(Loss) income before income taxes	(20,849)	(9.1)	7,600	3.6
Income tax expense	21,513	9.4	2,660	1.2
Net (loss) income	$(42,362)	(18.5)%	$4,940	2.3%

(1)  Percentages may not add due to rounding.

Net sales decreased $1.0 million, or 0.9%, to $107.5 million, in the thirteen weeks ended July 3, 2005 (the second quarter of 2005) compared to $108.5 million in the thirteen weeks ended July 4, 2004 (the second quarter of 2004).  Net sales increased $14.9 million, or 7.0%, to $228.5 million in the twenty-six week period ended July 3, 2005 compared to $213.6 million in the twenty-six week period ended July 4, 2004. The increases in net sales are discussed in more detail below.

Net Sales by Segment

Net sales include sales in our microelectronics, electron optics, components and service segments.  Sales by segment (in thousands) and as a percentage of total sales were as follows:

	Thirteen Weeks Ended
	July 3, 2005		July 4, 2004
Microelectronics	$45,969	42.8%	$54,410	50.2%
Electron Optics	34,656	32.2%	29,478	27.2%
Service	25,181	23.4%	21,917	20.2%
Components	1,687	1.6%	2,663	2.4%
	$107,493	100.0%	$108,468	100.0%

	Twenty-Six Weeks Ended
	July 3, 2005		July 4, 2004
Microelectronics	$103,634	45.3%	$96,763	45.3%
Electron Optics	70,784	31.0%	68,779	32.2%
Service	50,421	22.1%	42,405	19.9%
Components	3,647	1.6%	5,615	2.6%
	$228,486	100.0%	$213,562	100.0%

Microelectronics

Sales in the microelectronics segment decreased $8.4 million, or 15.5%, and increased $6.9 million, or 7.1%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004. The decrease in the thirteen week period ended July 3, 2005 compared to the same period of 2004 was due to the weakness in the semiconductor equipment market in the second quarter of 2005.

For the twenty-six week period ended July 3, 2005 compared to the same period of 2004, the weakness in the semiconductor market in the second quarter of 2005 was offset by strong semiconductor equipment sales from our backlog in the first quarter of 2005, primarily our wafer-level DualBeam systems, and increased sales of our small stage DualBeam products, especially our newer products that were introduced subsequent to the first quarter of 2004. Sales of our wafer-level DualBeam systems also increased in the twenty-six weeks ended July 3, 2005 compared to the same period of 2004.  These increases were partially offset by a decline in sales of our mask repair tools.

Electron Optics

Sales in the electron optics segment increased $5.2 million, or 17.6%, and $2.0 million, or 2.9%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004.  The increases were primarily due to increased demand for our high resolution TEM products.  We anticipate that we will begin shipping a new ultra-high resolution TEM product in the third quarter of 2005, for which we already have a backlog of orders.

Service

Sales in the service segment increased $3.3 million, or 14.9%, and $8.0 million, or 18.9%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004, primarily due to continued expansion of our installed base.  Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically one year.  Increased sales of systems that have reached the end of their warranty periods usually lead to a related increase in service contracts.

Components

Sales in the components segment decreased $1.0 million, or 36.7%, and $2.0 million, or 35.0%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004. These decreases were primarily due to declines in the refurbishment business as a result of higher quality, longer lasting products.  Certain of our component sales include equipment refurbishment.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue.  The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 3, 2005		July 4, 2004		July 3, 2005		July 4, 2004
North America	$33,812	31.4%	$46,938	43.3%	$67,470	29.5%	$87,290	40.9%
Europe	47,358	44.1%	24,693	22.7%	92,594	40.5%	61,051	28.6%
Asia-Pacific Region	26,323	24.5%	36,837	34.0%	68,422	30.0%	65,221	30.5%
	$107,493	100.0%	$108,468	100.0%	$228,486	100.0%	$213,562	100.0%

North America

Sales in North America decreased $13.1 million, or 28.0%, and $19.8 million, or 22.7%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004. These decreases were primarily due to softness in the semiconductor industry and timing of government funding in the industry and institute market.  Although we expect bookings to improve in future quarters, we expect revenue trends to be flat in the third quarter of 2005 compared to the second quarter of 2005.

Europe

Sales in Europe increased $22.7 million, or 91.8%, and $31.5 million, or 51.7%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004. These increases were primarily due to strength in sales of our small stage DualBeam products, chiefly those that were introduced subsequent to the first quarter of 2004, and the sale of more wafer-level DualBeam systems in the 2005 periods compared to the 2004 periods.  We also had improvements in our Certus data storage networking tool and TEM sales in the 2005 periods compared to the 2004 periods.

Asia-Pacific Region

Sales in the Asia-Pacific Region decreased $10.5 million, or 28.5%, and increased $3.2 million, or 4.9%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004. The decrease in the thirteen weeks ended July 3, 2005 compared to the same period of 2004 was due to weakness in the semiconductor markets in both Japan and Korea. The increase in the twenty-six week period ended July 3, 2005 compared to the same period of 2004 was due to strength in the first quarter of 2005 in Korea and Japan for our small stage DualBeam products, as well as an increase in the sale of our wafer-level DualBeam systems.

Sales by Market

Net sales by market and as a percentage of total net sales were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 3, 2005		July 4, 2004		July 3, 2005		July 4, 2004
Semiconductor	$43,932	40.9%	$55,422	51.1%	$104,353	45.7%	$97,919	45.9%
Industry and Institute	50,234	46.7%	41,509	38.3%	103,310	45.2%	92,511	43.3%
Data Storage	13,327	12.4%	11,537	10.6%	20,823	9.1%	23,132	10.8%
	$107,493	100.0%	$108,468	100.0%	$228,486	100.0%	$213,562	100.0%

Semiconductor

Product sales to the semiconductor market include both wafer-level and small stage DualBeam systems, defect analysis tools, mask repair and circuit editing FIB and DualBeam tools, as well as a number of component products.

Sales in the semiconductor market decreased $11.5 million, or 20.7%, and increased $6.4 million, or 6.6%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004. The decrease in the thirteen weeks ended July 3, 2005 compared to the same period of 2004 was due to weakness in the global semiconductor markets.  The increase in the twenty-six week period ended July 3, 2005 compared to the same period of 2004 was primarily due to an increase in the sale of our wafer level systems in the first quarter of 2005, as well as increased sales of small stage DualBeam products, primarily those introduced subsequent to the end of the first quarter of 2004.  We converted a significant amount of our backlog to revenue in the first quarter of 2005, which contributed to the increase in sales in the twenty-six weeks ended July 3, 2005 compared to the same period of 2004.  We expect the weakness in the semiconductor market to continue to negatively affect our sales in the third quarter of 2005.

Industry and Institute

Product sales to the industry and institute market primarily consist of SEMs, TEMs and small stage DualBeam systems. Customers in this market include universities, research institutes and corporate research and development labs. In addition, this market serves life sciences customers who are utilizing pathology applications of our TEMs and SEMs.  Within the industry and institute market, we see opportunity for increased sales related to applications in life sciences and nanotechnology.  Also, with the introduction of our small stage DualBeam products in mid-2003, we penetrated some customers who were previously using SEM tools. These products, which provide a broader range of solutions for our customers, provide greater gross margins than our SEM products.

Sales in the industry and institute market increased $8.7 million, or 21.0%, and $10.8 million, or 11.7%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004. These increases were mainly due to increases in sales of our small stage DualBeam products, primarily those introduced subsequent to the end of the first quarter of 2004, as well as increases in sales of our high resolution TEM products, partially offset by decreased demand due to the timing of government funding in the United States.

Data Storage

Product sales to the data storage market primarily consists of wafer and small stage DualBeam systems.

Sales in the data storage market increased $1.8 million, or 15.5%, and decreased $2.3 million, or 10.0%, respectively, in the thirteen and twenty-six week periods ended July 3, 2005, compared to the same periods of 2004.  The increase in the thirteen weeks ended July 3, 2005 compared to the same period of 2004 was primarily due to increased demand as new data storage manufacturing technology evolves.  The decrease in the twenty-six week period ended July 3, 2005 compared to the same period of 2004 was primarily due to lower sales in the first quarter of 2005, which resulted from weak orders at the end of 2004.

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

Cost of sales increased $6.1 million, or 9.5%, to $70.8 million in the thirteen weeks ended July 3, 2005 compared to $64.7 million in the thirteen weeks ended July 4, 2004. Cost of sales increased $15.1 million, or 11.8%, to $142.9 million in the twenty-six weeks ended July 3, 2005 compared to $127.8 million in the twenty-six weeks ended July 4, 2004.

Cost of sales in the thirteen and twenty-six week periods ended July 3, 2005 include the following:

•      a $3.2 million charge related to the write-down of inventory; and

•      a $3.2 million charge related to capitalized software.

These charges resulted primarily from capitalized software impairments and abandonment and lower of cost or market adjustments on inventory due to product obsolescence and reduced demand.  See also Notes 6 and 7 of Condensed Notes to Consolidated Financial Statements.

In addition to the above charges, these increases primarily were due to the increased revenues in the twenty-six week period discussed above and realized losses from our cash flow hedges totaling $1.0 million and $0.4 million, respectively, in the thirteen and twenty-six weeks ended July 3, 2005 compared to $0.2 million in both the thirteen and twenty-six week periods ended July 4, 2004.

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Microelectronics	40.4%	50.3%	46.5%	50.6%
Electron Optics	32.2%	28.9%	32.4%	31.2%
Components	37.4%	41.6%	33.8%	43.1%
Service	28.5%	30.9%	27.5%	32.1%
Overall	34.1%	40.3%	37.5%	40.2%

The charges discussed above, which totaled $6.4 million, reduced our overall gross margin by 6.0 percentage points and 2.8 percentage points, respectively, and the microelectronics gross profit margin by 13.9 percentage points and 6.2 percentage points, respectively, in the thirteen and twenty-six week periods ended July 3, 2005.

Microelectronics

The decreases in gross margin in the microelectronics segment primarily were due to the charges related to asset impairment and write-downs discussed above, partially offset by increased volume and a shift in mix.

Electron Optics

The increases in margins in our electron optics segment primarily were due to a shift in mix to our high-resolution TEM products.  Gross margins were also affected by a 3.7 percentage point decrease and a 2.8 percentage point increase, respectively, for the thirteen and twenty-six week periods ended July 3, 2005, related to the relative change in the United States dollar compared to European currencies (without giving effect to our foreign currency hedges).

Components

The decreases in margins in our components segment primarily were due to a shift in mix between new component sales compared to sales related to our component refurbishments, as well as an overall decrease in volume and revenue to cover fixed costs.  The margins on our refurbishment work are typically greater than those on our new components.

Service

The decreases in margins in our service segment primarily were due to investments in head count and higher replacement part costs in the 2005 periods compared to the 2004 periods.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs were $15.9 million (14.8% of net sales) in the thirteen weeks ended July 3, 2005 compared to $13.1 million (12.1% of net sales) in the thirteen weeks ended July 4, 2004 and were $32.1 million (14.0% of net sales) in the twenty-six weeks ended July 3, 2005 compared to $26.7 million (12.5% of net sales) in the twenty-six week periods ended July 4, 2004.

R&D costs are reported net of subsidies and capitalized software development costs as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Subsidies	$1,079	$1,882	$2,496	$3,561
Capitalized software development costs	$—	$205	$—	$495

Increased project costs contributed $0.6 million and $2.0 million, respectively, to the increases in the 2005 periods compared to the 2004 periods, the reductions in subsidies contributed $0.8 million and $1.1 million, respectively, and lower capitalized software costs contributed $0.2 million and $0.5 million, respectively, as detailed above. Increased labor and related charges contributed $0.5 million and $0.6 million, respectively, to the increases in the 2005 periods compared to the 2004 periods, while increased facility and utility charges contributed $0.4 million and $0.7 million, respectively, to the increases.

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

SG&A costs increased $2.4 million to $25.2 million for the thirteen weeks ended July 3, 2005 from $22.8 million for the thirteen weeks ended July 4, 2004.  Compensation costs related to annual salary increases contributed approximately $1.6 million to the SG&A increase.  Additionally, a $1.2 million increase in consulting and information technology costs, largely related to our ERP implementation, and a $1.2 million increase related to our accounts receivable reserves contributed to the increase.  These increases were offset in part by a $0.8 million gain from the SIM product line disposal, as well as a $0.3 million decrease in selling and marketing costs related to lower sales volumes.

For the twenty-six week period ended July 3, 2005, SG&A costs decreased $7.6 million to $50.5 million from $42.9 million for the twenty-six week period ended July 4, 2004.  Compensation costs related to bonuses and annual salary increased contributed approximately $5.2 million to the SG&A increase. Additionally, a $1.5 million increase in consulting and information technology costs, largely related to our ERP implementation, and a $1.4 million increase related to our accounts receivable reserves contributed to the increase. These increases were offset in part by a $0.8 million gain from the SIM product line disposal.

Amortization of Purchased Technology

Amortization of purchased technology was $1.5 million and $2.9 million in the thirteen and twenty-six week periods, respectively, ended July 3, 2005 compared to $1.4 million and $2.8 million, respectively, in the comparable periods of 2004.  In addition, in the thirteen and twenty-six week periods ended July 3, 2005, we recorded an impairment charge of $9.3 million against our purchased technology balance.  See also Note 6 of Condensed Notes to Consolidated Financial Statements. Following this write-down, our purchased technology balance at July 3, 2005 was $9.6 million and current amortization of purchased technology is approximately $0.7 million per quarter, which could increase if we acquire additional technology.

Asset Impairment

In the second quarter of 2005, we took certain actions to align our cost structure with the current prevailing market conditions, primarily in the semiconductor markets.  The actions taken to date, which were necessary as a result of reduced business volumes, have resulted in decreases in our global workforce and also required us to evaluate our goodwill and long-lived assets for impairment.

We recorded asset impairment charges and write-offs totaling $15.9 million in the thirteen and twenty-six week periods ended July 3, 2005.  These charges are summarized as follows (in thousands):

Asset Impairment
Purchased technology	$9,328
Property, plant and equipment	5,705
Patents and other intangible assets	911
$15,944

For additional information on these impairments, see Note 6 of the Condensed Notes to Consolidated Financial Statements.

Restructuring, Reorganization and Relocation

As discussed in Note 6 of Condensed Notes to Consolidated Financial Statements, we have initiated global restructuring activities to realign our cost structure with current prevailing market conditions.  These actions include reductions in workforce, reorganization and relocation of employees as well as closure of facilities.  Some of these actions were initiated in the second quarter of 2005 with the remainder continuing through the end of 2005.  These costs are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

In the second quarter of 2005, we expensed and paid $0.9 million in severance and relocation costs related to workforce reductions and reallocation of personnel geographically, which is included as a component of restructuring, reorganization and relocation expense. The expected remaining costs are estimated to be approximately $15 million. $10.0 million of the charge is expected to be cash expenditures for severance, relocation and other employee related costs and will be paid through the remainder of 2005 and $5.0 million in facility closure charges are expected to be incurred in the second half of 2005 with cash expenditures expected to continue through the lease expiration dates ending in 2010.

Our restructuring accruals as of July 3, 2005 are for prior year restructuring activities and include $0.4 million related to our fourth quarter 2002 restructuring activities and $0.3 million related to the abandonment of a lease in the second quarter of 2004.  Our abandoned lease accruals were increased in the second quarter of 2005 by $0.2 million based on revisions in our estimated sublease benefits and is included as a component of restructuring, reorganization and relocation expense. The current estimate accrued for cash to be paid related to abandoned leases of $0.7 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

The following table summarizes the charges, expenditures and write-offs and adjustments in the twenty-six weeks ended July 3, 2005 related to our restructuring accruals (in thousands):

Twenty-Six Weeks Ended July 3, 2005	Beginning Accrued Liability	Charged to Expense	Expend- Itures	Write-Offs and Adjust- Ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$150	$924	$(1,060)	$(14)	$—
Abandoned leases, leasehold improvements and facilities	870	200	(377)	—	693
	$1,020	$1,124	$(1,437)	$(14)	$693

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

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and, in the 2004 periods, a shareholder note receivable. Interest income was $1.9 million and $3.7 million in the thirteen and twenty-six week periods ended July 3, 2005, respectively, compared to $1.3 million and $2.4 million, respectively, in the comparable periods of 2004. This increase is the result of higher interest rates and higher cash and investment balances in the first two quarters of 2005 compared to the first two quarter of 2004. However, due to our repurchase of $70.0 million of our 5.5% convertible subordinated notes during the second quarter of 2005, we expect that interest income will decrease for the remainder of 2005. See the section titled “Liquidity and Capital Resources” below for a discussion of the changes in our cash and investment balances during the first two quarters of 2005.

Interest expense for both the 2005 and 2004 periods relates to our 5.5% convertible debt issued in August 2001.  The amortization of capitalized note issuance costs related to both of our convertible note issuances is also included as a component of interest expense. In connection with our repurchase of $70.0 million of our 5.5% convertible subordinated notes during the second quarter of 2005, we expensed $1.1 million of deferred note issuance costs as a component of interest expense. As a result of this repurchase, our interest expense will decrease in future periods. Assuming no further repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.3 million per quarter through 2008.

Other, net, primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

The thirteen and twenty-six week periods ended July 3, 2005 include a charge of $0.8 million related to the write-down of one of our cost method investments.

The twenty-six week period ended July 4, 2004 also included unrealized losses of $2.7 million and realized gains of $1.4 million related to derivative contracts entered into to hedge U.S. sales of foreign subsidiaries.  Beginning in the second quarter of 2004, we achieved hedge treatment of such contracts and, accordingly, did not record any such unrealized gains or losses in other income (expense) subsequent to the first quarter of 2004.  However, in the second quarter of 2005, we recorded a charge of $0.2 million in other income/expense related to hedge ineffectiveness.

See also “Item 3: Qualitative and Quantitative Disclosures about Market Risk” below for a discussion of our foreign currency gains and losses and hedging activities.

Income Tax Expense

We recorded tax expense of $19.8 million and $21.5 million, respectively, for the thirteen and twenty-six weeks ended July 3, 2005. The tax expense does not reflect a benefit for current period losses in the United States as we have recorded a full valuation allowance against the United States deferred tax assets generated from the current year losses. An additional $14.3 million in tax expense was recorded in the thirteen weeks ended July 3, 2005 to record a valuation allowance for our existing United States deferred tax assets. Valuation allowances on deferred tax assets totaled $30.9 million and $4.9 million as of July 3, 2005 and December 31, 2004, respectively.

Our income tax expense was equal to 103.2% of our pre-tax loss in the twenty-six week period ended July 3, 2005 compared to 35.0% in the comparable period of 2004, primarily due to no recognition of a tax benefit for our United States operating losses in the first half of 2005 and the recording of a valuation allowance as discussed above.

Our effective tax rate may differ from the United States federal statutory tax rate primarily as a result of the effects of state and foreign taxes, valuation allowances recorded against our deferred tax assets, adjustments to our tax contingency reserves and other factors.  In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates in the United States and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the United States governing research and experimentation credits and other factors.

For the balance of 2005, we expect to record an abnormally high effective tax rate as we expect to have profits and related tax expense from our international operations, but losses in the United States for which we do not expect to record a tax benefit. This situation could continue in 2006 and beyond if we do not improve the profitability of the United States operations or develop a tax strategy that will be able to utilize the benefit of our net operating losses for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of July 3, 2005 consisted of $214.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $57.3 million in non-current investments, $4.4 million of long-term restricted cash, $21.2 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2008.  We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs through at least 2006.

In the first two quarters of 2005, cash and cash equivalents decreased $41.7 million to $72.6 million as of July 3, 2005 from $114.3 million as of December 31, 2004 primarily as a result of the use of $71.8 million for the repurchase of $70.0 million of our 5.5% subordinated notes, $9.1 million used for the purchase of property, plant and equipment, $0.6 million used for the purchase of a cost-method investment and the negative impact of currency of $8.7 million.  These decreases were partially offset by $17.2 million provided by operations, $3.5 million of proceeds from the exercise of employee stock options and net sales of investments and marketable securities of $23.0 million.

Accounts receivable decreased $42.9 million to $116.9 million as of July 3, 2005 from $159.8 million as of December 31, 2004 primarily due to reduced revenue volumes in the first half of 2005 compared to the fourth quarter of 2004. This balance was also affected by a $6.7 million decrease related to changes in currency rates. Our days sales outstanding, calculated on a quarterly basis, was 99 days at July 3, 2005 compared to 101 days at December 31, 2004.

Inventories increased $4.2 million to $92.0 million as of July 3, 2005 compared to $87.8 million as of December 31, 2004. The increase primarily was due to a build-up of inventory to replenish supplies after stronger than anticipated sales in the fourth quarter of 2004 and build-up to support the new TEM products, partially offset by currency movements of approximately $9.6 million, the SIMS asset disposal of $4.0 million and the inventory write-off of $3.2 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 3.1 times for each of the quarters ended July 3, 2005 and July 4, 2004.

Expenditures for property, plant and equipment of $9.1 million in the first two quarters of 2005 primarily consisted of approximately $4.7 million for our new enterprise resource planning (“ERP”) system and $4.4 million for routine replacement of technology and other assets. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development.  These expenditures were offset by write-offs of property, plant and equipment totaling $5.7 million in the second quarter of 2005 as described in more detail in Note 6 of Condensed Notes to Consolidated Financial Statements. We estimate our total capital expenditures in 2005 to be approximately $20 million, primarily for the development and introduction of new products and our new ERP system.

In addition to our $225.0 million of convertible debt outstanding, we maintain $10.0 million unsecured, committed and $10.0 million unsecured, uncommitted bank borrowing facilities in the United States. We are also utilizing foreign unsecured, uncommitted bank borrowings for standby letters of credit and bank guarantees related to product sales totaling $9.0 million at July 3, 2005. These foreign facilities are secured by cash-backed restricted deposits of $20.0 million.  At July 3, 2005, a total of $21.2 million was available under these facilities.

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

Our business is complex, and changes to the business may not achieve their desired benefits.

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

Because many of our shipments occur in the last month of a quarter, we are at risk of one or more transcations not being delivered according to forecast.

We have historically shipped approximately 60% of our products in the last month of each quarter.  As any one shipment may be significant to meet our quarterly sales projection, any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, Frencken Mechatronics B.V. and Gatan, Inc. for our supply of mechanical parts and subassemblies and Neways Electronics, N.V. and Benchmark Electronics for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers.  As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.

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

Our continued success will depend, in part, on our ability to continue to retain and attract key managerial, engineering and technical personnel.Our growth is dependent on our ability to attract new, highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for such talent is intense. The loss of key personnel, or our inability to attract key personnel, could have a material adverse effect on our business, prospects, financial condition or results of operations.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

As of July 3, 2005, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics NV, owned approximately 25% of our outstanding common stock. In addition, Jan C. Lobbezoo, Executive Vice President and Chief Financial Officer of Philips Semiconductors International B.V., an affiliate of Philips, serves on our Board of Directors.  As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

•      any merger, consolidation or sale of all or substantially all of our assets; and

•      the election of members to our board of directors.

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

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the stage of the build cycle reached. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems, with a large portion in the last month of the quarter. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We did not have significant order cancellations during the twenty-six weeks ended July 3, 2005 or during the year ended December 31, 2004.

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

Our business depends in large part on the capital expenditures of seimconductor, industry and institute and data storage customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Twenty-Six Weeks Ended
	July 3, 2005	July 4, 2004
Semiconductor	45.7%	45.9%
Industry and Institute	45.2%	43.3%
Data Storage	9.1%	10.8%
	100.0%	100.0%

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

In the first and second quarters of 2005, the semiconductor equipment market experienced weakness. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers’ products in the future would cause our business to decline. During downturns, our sales or margins may decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In an industry of prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as manufacturing overhead, capital equipment or research and development costs.  As such, we may experience gross margin erosion and a decline in our earnings.

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

Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions.  In the twenty-six weeks ended July 3, 2005 and in the year ended December 31, 2004, approximately 71% and 62%, respectively, of our revenues came from outside of the United States. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 31% of our sales in the twenty-six weeks ended July 3, 2005 and in the year ended December 31, 2004 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of, which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

Moreover, we operate in approximately 45 countries. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore maintaining and enforcing operating and financial controls can be difficult.  Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 71% and 62%, respectively, of our sales from foreign countries in the twenty-six weeks ended July 3, 2005 and in the year ended December 31, 2004. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. At July 3, 2005, we had total convertible long-term debt of approximately $225.0 million, which could all become due and payable between June and August 2008.

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•      our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•      the dilutive effects on our shareholders as a result of the ability of the 5.5% convertible bond holders to convert these notes into an aggregate of 1,514,540 shares of our common stock;

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

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for our business. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

We may have underestimated past restructuring charges or we may incur future restructuring charges, either of which may adversely impact our results of operations.

Over the last few years, we initiated a series of restructurings of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities. The charges in connection with these restructurings are only estimates and may not be accurate.  As part of these restructurings, we ceased to use certain of our leased facilities and, accordingly, we have negotiated, and are continuing to negotiate, certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. If we are not successful negotiating terms acceptable to us, or at all, we may be required to materially increase our restructuring and related expenses in future periods.  Further, if we have further reductions to our workforce or consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

FASB’s adoption of Statement 123(R) will cause changes to existing accounting pronouncements or taxation rules or practices.  This may affect our reported results of operations or how we compensate our employees and conduct our business.

On October 13, 2004, the FASB adopted Statement 123(R), “Share-Based Payment,” which will require us, starting in fiscal 2006, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If the FASB’s Statement 123(R) was in effect for the periods reported in this report, we would have had to reduce net income by approximately $5.1 million and $8.0 million, net of tax, respectively, for the thirteen and twenty-six weeks ended July 3, 2005 and $2.4 million and $4.7 million, respectively, in the comparable periods of 2004.

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

We enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies.  We also enter into various forward extra contracts (a combination of a foreign forward exchange contract and an option), as well as standard option contracts, to partially mitigate the impact of changes in the euro against the dollar on our European operating results. These contracts are considered derivatives.  We are required to carry all open derivative contracts on our balance sheet at fair value. When specific accounting criteria have been met, derivative contracts can be designated as hedging instruments and changes in fair value related to these derivative contracts are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. We are required to record changes in fair value for derivatives not designated as hedges in net income in the current period.  Prior to the second quarter of fiscal 2004, none of our derivative contracts were designated as hedges and all realized and unrealized gains and losses were recognized in net income in the current period.  Our ability to designate derivative contracts as hedges significantly reduces the volatility in our operating results due to changes in the fair value of the derivative contracts.

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis.  Based on our evaluation in the second quarter of 2005, we recorded a charge of $0.2 million in other income/expense related to hedge ineffectiveness. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges have a bias to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $0.1 million and $0.3 million, respectively, for the thirteen and twenty-six weeks ended July 3, 2005 and $0 and $2.4 million, respectively, in the comparable periods of 2004.

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

Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. We plan to implement a comprehensive enterprise resource planning (“ERP”) software system in 2006.  This new ERP system will cover many aspects of our business.  If we encounter delays or difficulties in implementing the new ERP system, it could adversely affect our ability to do the following in a timely manner: manage and replenish inventory, fulfill and process orders, manufacture and ship products in a timely manner, invoice and collect receivables, place purchase orders and pay invoices, coordinate sales and marketing activities, prepare our financial statements, manage our accounting systems and controls and otherwise carry on our business in the ordinary course. Any such disruption could adversely affect our business, prospects, financial condition and results of operations. Delays in implementation may result in additional costs. Moreover, delay or difficulties in implementation of the ERP system could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.

Terrorist acts or acts of war and natural disasters may seriously harm our business and revenues, costs and expenses and financial condition.

Terrorist acts, acts of war and natural disasters (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, any and all of which could significantly impact our revenues, expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are largely uninsured for losses and interruptions caused by terrorist acts, acts of war and natural disasters.

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

Provisions of our charter documents could make it more difficult for a third party to acquire us even if the offer may be considered beneficial by our shareholders.

Our certificate of incorporation and bylaws contain provisions, which could make it harder for a third party to acquire us without the consent of our Board of Directors. Among other things, our Board of Directors has adopted a shareholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. These provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by our shareholders.

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

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in the twenty-six weeks ended July 3, 2005 by $20.4 million.  Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $14.9 million as of July 3, 2005. Holding other variables constant, if the United States dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $12.2 million as of July 3, 2005.

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

As of July 3, 2005, the aggregate notional amount of our outstanding derivative contracts was $127.6 million, which contracts have varying maturities through March 2006.

Holding other variables constant, if the United States dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of July 3, 2005 would increase by approximately $9.1 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

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

Prior to the second quarter of 2004, we did not meet the criteria to treat these derivatives as hedges and, accordingly, the changes in fair value were recorded in net income.  We recorded unrealized losses of $2.7 million and realized gains of $1.4 million related to these contracts in the twenty-six week period ended July 4, 2004 as a component of other income.

In the second quarter of 2004, these derivatives met the criteria to be designated as hedges and, prospectively, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized losses of $0.4 million and $0.2 million, respectively, in the twenty-six week periods ended July 3, 2005 and July 4, 2004 in cost of sales related to hedge results. As of July 3, 2005, $1.7 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next twelve months as a result of the underlying hedged transactions also being recorded in net income.  In the second quarter of 2005, we recorded a charge of $0.2 million in other income (expense) related to hedge ineffectiveness.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relate to our investments.  Since we have no variable interest rate debt outstanding at July 3, 2005, our interest expense is relatively fixed and not affected by changes in interest rates.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

Cash, Cash Equivalents and Restricted Cash

As of July 3, 2005, we held cash and cash equivalents of $72.7 million and short-term restricted cash of $15.6 million that consist of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income by approximately $0.9 million assuming our cash and cash equivalent balances at July 3, 2005 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Fixed Rate Debt Securities

As of July 3, 2005, we held short and long-term fixed rate investments of $78.0 million that consisted of corporate notes and bonds and government-backed securities. These investments are recorded on our balance sheet at fair value based on quoted market prices.  Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of other comprehensive income (loss).  Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows.  Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $0.8 million assuming our investment balances at July 3, 2005 remained constant.

Variable Rate-Notes

As of July 3, 2005, we held variable-rate notes of $105.4 million.  Given the highly-liquid nature of variable-rate notes, cost is considered to approximate fair value for these securities and their fair value is not significantly impacted by interest rate fluctuations. Declines in interest rates over time would reduce our interest income from our investments in variable-rate notes, as interest rates are reset periodically to current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $1.1 million assuming our investment balances at July 3, 2005 remained constant.

Fair Value of Convertible Debt

The fair market value of our fixed rate convertible debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows.  At July 3, 2005, we had $225.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $222.0 million at July 3, 2005.

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

Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

The following actions were taken at our annual meeting of shareholders, which was held on May 19, 2005:

1.     The shareholders elected the nine nominees for director to our Board of Directors.  The nine directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Dr. Michael J. Attardo	31,006,498	1,257,421
Lawrence A. Bock	30,827,351	1,436,568
Wilfred J. Corrigan	30,308,243	1,955,676
Thomas F. Kelly	31,001,664	1,262,255
Dr. William W. Lattin	30,721,947	1,541,972
Jan C. Lobbezoo	31,250,632	1,013,287
Dr. Gerhard Parker	30,727,994	1,535,925
James T. Richardson	30,472,896	1,791,023
Vahé A. Sarkissian	30,762,285	1,501,634
Donald R. VanLuvanee	30,723,339	1,540,580

2.     The shareholders approved the amendments to the 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 7,000,000 to 8,000,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
20,840,814	5,589,127	491,347	5,342,631

3.     The shareholders approved an amendment to the FEI Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 1,450,000 to 1,950,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
25,233,688	1,199,015	488,585	5,342,631

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1           Third Amended and Restated Articles of Incorporation. (1)

3.2           Amended and Restated Bylaws, as amended on April 17, 2003. (2)

10.1         Rights Agreement dated July 21, 2005, between FEI Company and Mellon Investor Services, LLC. (3)

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

(3)           Incorporated by reference to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 27, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: August 12, 2005	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chief Executive Officer and President
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)