Form 10-Q
period 2005-10-02
FEI CO
filed 2005-11-10
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares of common stock outstanding as of November 7, 2005 was 33,679,330.

FEI COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – October 2, 2005 and December 31, 2004

Consolidated Statements of Operations – Thirteen and Thirty-Nine Weeks Ended October 2, 2005 and October 3, 2004

Consolidated Statements of Comprehensive (Loss) Income – Thirteen and Thirty-Nine Weeks Ended October 2, 2005 and October 3, 2004

Consolidated Statements of Cash Flows – Thirty-Nine Weeks Ended October 2, 2005 and October 3, 2004

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits

Signatures

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	October 2,	December 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$60,561	$114,326
Short-term investments in marketable securities	146,368	173,681
Short-term restricted cash	16,973	16,356
Receivables, net of allowances for doubtful accounts of $3,266 and $3,257	108,544	159,011
Current receivable from Accurel	—	515
Inventories	97,900	87,783
Deferred tax assets	3,823	8,365
Other current assets	24,475	29,804
Total Current Assets	458,644	589,841

Non-current investments in marketable securities	43,769	33,850
Long-term restricted cash	323	4,177
Long-term receivable from Accurel	—	883
Property, plant and equipment, net of accumulated depreciation of $67,387 and $60,882	64,241	71,550
Purchased technology, net of accumulated amortization of $39,803 and $26,871	8,821	22,080
Goodwill	41,459	41,486
Deferred tax assets	2,214	18,555
Other assets, net	51,922	58,622
Total Assets	$671,393	$841,044

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$30,450	$36,618
Current account with Philips	1,795	4,240
Accrued payroll liabilities	12,014	15,070
Accrued warranty reserves	6,229	10,052
Deferred revenue	42,468	42,599
Income taxes payable	2,916	7,962
Accrued restructuring, reorganization and relocation	2,614	1,020
Other current liabilities	30,781	37,128
Total Current Liabilities	129,267	154,689

Convertible debt	225,000	295,000
Deferred tax liabilities	648	6,412
Other liabilities	4,952	5,373

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 33,675 and 33,413 shares issued and outstanding, no par value	319,067	315,632
Retained (deficit) earnings	(25,388)	22,077
Accumulated other comprehensive income	17,847	41,861
Total Shareholders’ Equity	311,526	379,570
Total Liabilities and Shareholders’ Equity	$671,393	$841,044

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Net Sales:
Products	$68,744	$83,291	$246,138	$254,247
Products - related party	2,145	736	2,816	937
Service	25,881	22,791	75,786	64,656
Service - related party	352	151	868	691
Total net sales	97,122	106,969	325,608	320,531

Cost of Sales:
Products	42,704	45,458	149,018	144,427
Services	17,984	16,302	54,558	45,103
Total cost of sales	60,688	61,760	203,576	189,530

Gross Profit	36,434	45,209	122,032	131,001

Operating Expenses:
Research and development	13,429	13,583	45,483	40,281
Selling, general and administrative	25,251	23,601	75,738	66,479
Amortization of purchased technology	720	1,413	3,579	4,239
Asset impairment	801	—	16,745	—
Restructuring, reorganization and relocation	2,804	—	3,928	707
Total operating expenses	43,005	38,597	145,473	111,706

Operating (Loss) Income	(6,571)	6,612	(23,441)	19,295

Other Income (Expense):
Interest income	1,866	1,353	5,585	3,704
Interest expense	(1,392)	(2,578)	(7,881)	(7,657)
Other, net	(399)	(358)	(1,608)	(2,713)
Total other income (expense), net	75	(1,583)	(3,904)	(6,666)

(Loss) income before income taxes	(6,496)	5,029	(27,345)	12,629
Income tax (benefit) expense	(1,393)	1,760	20,120	4,420
Net (loss) income	$(5,103)	$3,269	$(47,465)	$8,209

Basic net (loss) income per share	$(0.15)	$0.10	$(1.41)	$0.25

Diluted net (loss) income per share	$(0.15)	$0.08	$(1.41)	$0.21

Shares used in per share calculations:
Basic	33,644	33,262	33,555	33,229
Diluted	33,644	39,562	33,555	39,670

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Net (loss) income	$(5,103)	$3,269	$(47,465)	$8,209
Other comprehensive (loss) income:
Change in cumulative translation adjustment, zero taxes provided	1,476	1,811	(19,081)	545
Change in unrealized loss on available-for-sale securities	(1,067)	—	(1,658)	—
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	65	827	(5,165)	841
Reclassification to net income of previously deferred (gains) losses related to hedge derivatives instruments	1,004	(275)	1,890	(39)
Comprehensive (loss) income	$(3,625)	$5,632	$(71,479)	$9,556

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004

Cash flows from operating activities:
Net (loss) income	$(47,465)	$8,209
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,655	11,172
Amortization	7,837	9,242
Asset Impairments and write-offs	25,596	—
(Gain) loss on asset disposals	(837)	168
Gain on non-monetary transaction	—	(636)
Non-cash interest income from shareholder note receivable	—	(65)
Premium on bond redemption	1,108	—
Deferred income taxes	16,121	(2,007)
Tax (reversal) benefit for non-qualified stock options exercised	(400)	315
(Increase) decrease in:
Receivables	44,694	(24,764)
Current account with Accurel	515	(85)
Inventories	(32,330)	3,292
Income taxes receivable	2,721	—
Other assets	7,727	(6,809)
Increase (decrease) in:
Accounts payable	(2,970)	(3,666)
Current account with Philips	(1,550)	(1,814)
Accrued payroll liabilities	(1,926)	4,048
Accrued warranty reserves	(2,837)	44
Deferred revenue	2,396	2,467
Income taxes payable	(10,837)	1,149
Accrued restructuring and reorganization costs	1,587	(829)
Other liabilities	(6,090)	2,109
Net cash provided by operating activities	14,715	1,540

Cash flows from investing activities:
Decrease in restricted cash	1,468	3,959
Acquisition of property, plant and equipment	(11,649)	(10,485)
Proceeds from disposal of property, plant and equipment	3,021	—
Investment in software development	—	(577)
Purchase of investments in marketable securities	(98,344)	(49,040)
Redemption of investments in marketable securities	113,432	50,247
Purchase of cost method investment	(2,558)	(2,256)
Other	(34)	(314)
Net cash provided by (used by) investing activities	5,336	(8,466)

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(70,000)	—
Proceeds from exercise of stock options and employee stock purchases	3,835	1,342
Net cash (used by) provided by financing activities	(66,165)	1,342

Effect of exchange rate changes	(7,651)	3,172
Decrease in cash and cash equivalents	(53,765)	(2,412)

Cash and cash equivalents:
Beginning of period	114,326	97,430
End of period	$60,561	$95,018

Supplemental Cash Flow Information:
Cash paid for taxes	$8,216	$3,566
Cash paid for interest	8,679	7,975

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

Our products are based largely on focused charged particle beam technology. Our products include transmission electron microscopes (“TEMs”), scanning electron microscopes (“SEMs”), focused ion-beam systems (“FIBs”), DualBeam systems that combine a FIB column and a SEM column on a single platform and software systems for computer aided design (“CAD”) navigation and yield management. Our DualBeam systems include models that have wafer handling capability that are purchased by semiconductor manufacturers (“wafer-level DualBeams”) and models that have small stages and are sold to customers in several markets (“small stage DualBeams”). We also design, manufacture and sell some of the components of electron microscopes and FIBs to other manufacturers and provide service and support on our equipment. Our products are sold to a geographically diverse base of semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields.

We have research, development and manufacturing operations in Hillsboro, Oregon; Sunnyvale, California; Peabody, Massachusetts, which is currently in the process of being closed (see Note 7); Mumbai, India; Eindhoven, the Netherlands; and Brno, Czech Republic.

Sales and service operations are conducted in the United States of America and approximately 50 other countries around the world.  We also sell our products through independent agents and representatives in various additional countries.

2.                                      BASIS OF PRESENTATION

The consolidated financial statements include the accounts of FEI Company and all of our wholly-owned subsidiaries (“FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.  The results of operations for the thirteen and thirty-nine weeks ended October 2, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2005.

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

3.                                      STOCK-BASED COMPENSATION

We measure compensation expense for our stock-based employee compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25 and its related interpretations, “Accounting for Stock Issued to Employees.” We provide disclosures of net (loss) income and net (loss) income per share as if the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense.

No compensation expense has been recognized for stock options granted at fair value on the date of grant or Employee Share Purchase Plan (“ESPP”) shares issued at a fifteen percent discount to the lower of the market price on either the first day of the applicable offering period or the purchase date.  Had compensation expense for our stock option plan and ESPP been determined based on the estimated fair value of the options or shares at the date of grant or issuance, our net (loss) income and net (loss) income per share would have been reduced to the amounts shown as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net (loss) income, as reported	$(5,103)	$3,269	$(47,465)	$8,209
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,264)	(3,211)	(12,238)	(8,305)
Net (loss) income, pro forma	$(9,367)	$58	$(59,703)	$(96)
Basic net (loss) income per share:
As reported	$(0.15)	$0.10	$(1.41)	$0.25
Pro forma	$(0.28)	$—	$(1.78)	$—
Diluted net (loss) income per share:
As reported	$(0.15)	$0.08	$(1.41)	$0.21
Pro forma	$(0.28)	$—	$(1.78)	$—

As discussed in Note 15, we did not record any tax benefit for United States losses generated in the thirteen and thirty-nine week periods ended October 2, 2005.  Accordingly, the only tax benefit reflected in the pro forma stock-based employee compensation expense for such periods is for non-United States based awards.

As discussed in Note 22, we accelerated the vesting of certain stock options on October 19, 2005.  This action will result in an estimated additional $16.5 million of stock-based compensation in our stock-based compensation expense footnote disclosure pursuant to SFAS No. 123 in the fourth quarter of 2005.

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

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Thirteen and Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004
Risk-free interest rate	2.8% - 4.3%	1.20% - 3.60%
Expected dividend yield	0%	0%
Expected lives - option plans	5.5 years	5.73 – 5.81 years
- ESPP	6 months	6 months
Expected volatility	71% - 74%	75% - 77%

4.                                      RECLASSIFICATIONS

The following reclassifications have been made to the prior year financial statements to conform to the current year presentation: certain marketable securities recorded in cash and cash equivalents in the prior year, due to our ability to liquidate them within 90 days of purchase, have been reclassified to short-term investments due to our intent to liquidate these available-for-sale securities to meet short-term liquidity needs since their stated maturity is in excess of 90 days; restricted cash movements have been reclassified out of cash flows from operating activities to cash flows from investing activities; and certain receivables relating to pre-billed service contracts have been offset against the corresponding deferred revenue liabilities.

5.                                      EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 2, 2005	Oct. 3, 2004	Oct. 2, 2005	Oct. 3, 2004
Shares used for basic EPS	33,664	33,262	33,555	33,229
Dilutive effect of stock options calculated using the treasury stock method	—	771	—	912
Dilutive effect of convertible debt	—	5,529	—	5,529
Shares used for diluted EPS	33,664	39,562	33,555	39,670

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	3,386	2,779	3,378	2,284
Convertible debt	7,043	2,928	7,043	2,928

6.                                      ASSET IMPAIRMENT CHARGES

We initiated restructuring actions in the second quarter of 2005, which continued into the third quarter of 2005, to align our cost structure with the current prevailing market conditions, primarily in the semiconductor markets.  The actions taken to date, which were necessary as a result of reduced business volumes, have resulted in decreases in our global workforce and also required us to evaluate our goodwill and long-lived assets for impairment in components of our microelectronics segment.

We recorded asset impairment charges and write-downs totaling $3.2 million and $25.6 million in the thirteen and thirty-nine week periods ended October 2, 2005 as either components of asset impairment or cost of sales on our consolidated statements of operations.  These charges are summarized as follows (in thousands):

	Asset Impairment	Cost of Sales	Total
Thirteen Weeks Ended October 2, 2005
Inventory	$—	$2,435	$2,435
Property, plant and equipment	801	—	801
	$801	$2,435	$3,236

Thirty-Nine Weeks Ended October 2, 2005
Inventory	$—	$5,628	$5,628
Purchased technology	9,328	—	9,328
Capitalized software	—	3,223	3,223
Property, plant and equipment	6,506	—	6,506
Patents and other intangibles	911	—	911
	$16,745	$8,851	$25,596

Inventory

Write-downs of inventory pertain to lower of cost or market adjustments primarily for work in process and finished goods that, given the revisions to our forecasts, currently have no demand.  These items have been written down to their estimated net realizable value.

Goodwill

We test goodwill annually in the fourth quarter, however, in the second quarter of 2005, based on our current and projected operating results, we concluded that there were sufficient indicators to require us to assess whether a portion of our recorded goodwill balance within our microelectronics segment was impaired at this interim date. The impairment review was performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Based on this analysis, we concluded that the goodwill allocated to this segment was not impaired.  No additional analysis was considered necessary in the third quarter of 2005.

Long-Lived Assets

As a result of the initiation of our restructuring actions and due to the weakness in the semiconductor market, our projected future revenues and cash flows for certain asset groupings were revised downward in the second quarter of 2005. These factors led to indications that the carrying value of our long-lived assets, including purchased intangibles recorded in various acquisitions and property, plant and equipment, may not be recoverable and we performed impairment reviews as of July 3, 2005. The impairment reviews were performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We evaluated the recoverability of the long-lived assets and concluded that impairments existed. Accordingly, we recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value.  Fair value was determined based on discounted cash flows for the operating entities that had separately identifiable cash flows. Impairment charges for long-lived assets totaled $16.6 million in the second quarter of 2005.  In addition, $0.8 million and $3.4 million, respectively, of capitalized software, patents and property, plant and equipment were written off as abandoned assets in the thirteen and thirty-nine week periods ended October 2, 2005.

7.                                      RESTRUCTURING, REORGANIZATION AND RELOCATION

As discussed in Note 6, we have initiated global restructuring activities to realign our cost structure with current prevailing market conditions.  These actions include reductions in workforce, reorganization and relocation of employees as well as closure of facilities.  Some of these actions were initiated in the second quarter of 2005 with the remainder continuing through the first quarter of 2006.  These costs are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

In the second quarter of 2005, we expensed and paid $0.9 million in severance and relocation costs related to workforce reductions and reallocation of personnel geographically, which is included as a component of restructuring, reorganization and relocation expense. In the third quarter of 2005, we incurred an additional $2.8 million of restructuring expense, $0.9 million of which was paid during the third quarter, largely for severance, relocation and lease terminations related to the closure of our Peabody, Massachusetts facility. The expected remaining costs are estimated to be approximately $8.5 million, of which $4.8 million is expected to be cash expenditures for severance, relocation and other employee related costs and will be paid through the remainder of 2005 and $3.7 million in facility closure charges are expected to be incurred in the fourth quarter of 2005 and the first quarter of 2006 with cash expenditures expected to continue through the lease expiration dates ending in 2010.

Of our restructuring accruals as of October 2, 2005, accruals of $0.5 million are for prior year restructuring activities and include $0.2 million related to our fourth quarter 2002 restructuring activities and $0.3 million related to the abandonment of a lease in the second quarter of 2004.  Our abandoned lease accruals were increased in the second quarter of 2005 by $0.2 million based on revisions in our estimated sublease benefits and are included as a component of restructuring, reorganization and relocation expense. The current estimate accrued for cash to be paid related to abandoned leases of $0.5 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine weeks ended October 2, 2005 related to our restructuring, reorganization and relocation accruals (in thousands):

Thirty-Nine Weeks Ended October 2, 2005	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$150	$2,797	$(1,670)	$(20)	$1,257
Abandoned leases, leasehold improvements and facilities	870	1,131	(644)	—	1,357
	$1,020	$3,928	$(2,314)	$(20)	$2,614

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

8.                                      DISPOSAL OF THE SIMS PRODUCT LINE

In the second quarter of 2005, we sold the net assets of our secondary ion mass spectrometer (“SIMS”) product line, which was part of our electron optics segment, for a net gain of $0.8 million, which was recorded as a component of selling, general and administrative expenses.  Proceeds from the sale totaled $2.5 million in cash and $2.5 million in a note receivable due in January 2006, which is secured by a bank guarantee. The purchase price is subject to adjustment based on a final net asset audit, and, accordingly, we have deferred recognizing a portion of the gain, totaling $0.3 million, until the contingency is resolved.  Net assets disposed and the related selling costs totaled $4.0 million.  Revenues for this product line totaled $3.0 million and $6.7 million, respectively, for the thirty-nine weeks ended October 2, 2005 and October 3, 2004.

9.                                      BANK GUARANTEES AND RESTRICTED CASH

At October 2, 2005 and December 31, 2004, we had outstanding standby letters of credit and bank guarantees totaling approximately $26.8 million and $24.7 million, respectively.  Restricted cash related to these letters of credit and bank guarantees totaled $17.3 million and $20.5 million at October 2, 2005 and December 31, 2004, respectively. For guarantees that expire within twelve months of the balance sheet dates, the associated restricted cash is recorded as a current asset.

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

Inventories consisted of the following (in thousands):

	October 2,	December
	2005	31, 2004
Raw materials and assembled parts	$28,795	$26,687
Service inventories, estimated current requirements	12,321	11,763
Work-in-process	43,340	31,140
Finished goods	13,444	18,193
Total inventories	$97,900	$87,783

Service inventories included in other long-term assets	$34,040	$33,748

We periodically review inventory for obsolete or slow moving items and make adjustments, as required.   Production inventory charges for the thirteen and thirty-nine weeks ended October 2, 2005 totaled $2.1 million and $5.6 million, respectively, related to the restructuring activities discussed in Note 6.  Ongoing charges for the periods were insignificant.  Service inventory charges were $0.6 million and $1.6 million, respectively, for the thirteen and thirty-nine weeks ended October 2, 2005, and were recorded as a component of cost of sales.

11.                               GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

	Thirty-Nine Weeks Ended
(In thousands)	October 2, 2005	October 3, 2004
Balance, beginning of period	$41,486	$41,423
Adjustments to goodwill	(27)	6
Balance, end of period	$41,459	$41,429

See Note 6 above for a discussion of the goodwill analysis performed in the second quarter of 2005.

Adjustments to goodwill primarily consist of translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

Purchased Technology and Other Intangible Assets

At October 2, 2005 and December 31, 2004, our other intangible assets included purchased technology, capitalized software, patents, trademarks and other intangible assets and note issuance costs.  The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	October 2,	December
	Period	2005	31, 2004
Purchased technology	5 to 12 years	$48,624	$48,951
Accumulated amortization		(39,803)	(26,871)
		$8,821	$22,080

Capitalized software	3 years	$11,544	$15,395
Accumulated amortization		(11,267)	(9,745)
		277	5,650

Patents, trademarks and other	2 to 15 years	4,556	5,308
Accumulated amortization		(1,883)	(1,340)
		2,673	3,968

Note issuance costs	5 to 7 years	10,732	10,732
Accumulated amortization		(7,022)	(4,799)
		3,710	5,933
Total intangible assets included in other long-term assets		$6,660	$15,551

See Note 6 above for a discussion of impairment charges and write-offs related to purchased software, capitalized software and patents recognized during the second quarter of 2005.

See also Note 13 for a discussion of note issuance cost write-offs totaling $1.1 million related to the convertible note redemptions in the second quarter of 2005.

Amortization expense, excluding impairment charges and note issuance cost write-offs, was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004
Purchased technology	$3,579	$4,239
Capitalized software	1,952	3,154
Patents, trademarks and other	518	610
Bond issuance costs	1,123	1,239
	$7,172	$9,242

Amortization of our current intangible assets is expected to be as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2005	$641	$23	$199	$332
2006	2,419	92	605	1,328
2007	2,128	92	518	1,328
2008	2,128	70	225	722
2009	982	—	174	—
Thereafter	523	—	952	—
	$8,821	$277	$2,673	$3,710

12.                               INVESTMENTS

On May 6, 2005, we purchased an additional $0.6 million of convertible notes maturing on April 7, 2007 from a company in which we held a 19.9% equity interest, totaling $1.0 million, and convertible notes totaling $2.5 million, prior to the $0.6 million purchase. In July 2005, we purchased an additional $0.6 million of convertible notes. These investments are accounted for using the cost method. We have also committed to purchase up to an additional $1.6 million of convertible notes from this company over the next several months, contingent on this company meeting certain product development milestones.

Also in July 2005, we purchased $1.4 million of preferred shares from a company in which we held debt and equity interests totaling $2.5 million prior to the July 2005 investment. Our equity interest in this company is 17.8% after the purchase of the preferred shares. These investments are accounted for using the cost method. Pursuant to this agreement, we, as part of a consortium of investors, have also agreed to acquire an additional $0.7 million of preferred shares and convertible debt in the event the company cannot obtain outside financing on or before December 31, 2005.

In the second quarter of 2005, we recorded a charge of $0.8 million as a component of other income (expense) related to the write-down of one of our cost method investments for which we concluded an other-than-temporary impairment existed.  No additional charges were recorded in the third quarter of 2005.

13.                               5.5% CONVERTIBLE SUBORDINATED NOTE REDEMPTION

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

14.                               WARRANTY RESERVES

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs as a component of cost of sales on our consolidated statements of operations. Our estimate of warranty cost is based on our history of warranty repairs and maintenance. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Historically, we have not made significant adjustments to our estimates; however, in the third quarter of 2005, we reduced our warranty reserve by $1.0 million as a result of our review of the actual warranty repair and maintenance activity, which was below our initial reserve estimates.

The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004
Balance, beginning of period	$10,052	$10,500
Reductions for warranty costs incurred	(8,221)	(7,520)
Warranties issued	6,210	7,586
Release of warranty reserves	(1,000)	—
Translation and other items	(812)	(85)
Balance, end of period	$6,229	$10,481

15.                               INCOME TAXES

Net deferred tax assets are as follows (in thousands):

	October 2,	December
	2005	31, 2004
Deferred tax assets:
Current	$10,849	$8,365
Non-current	36,668	23,411
Gross deferred tax assets	47,517	31,776
Valuation allowance	(41,480)	(4,856)
Deferred tax assets, net of valuation allowance	6,037	26,920

Deferred tax liabilities:
Current	(1,735)	(1,493)
Non-current	(648)	(6,412)
Total deferred tax liabilities	(2,383)	(7,905)
Net deferred tax assets	$3,654	$19,015

We recorded a tax benefit of approximately $1.4 million and a tax provision of approximately $20.1 million, respectively, for the thirteen and thirty-nine week periods ended October 2, 2005.  The $1.4 million tax benefit reflects the tax benefit of foreign losses incurred in the thirteen weeks ended October 2, 2005.  The amounts do not reflect a benefit for current period losses in the United States as we have recorded a full valuation allowance against the United States deferred tax assets generated from the current period losses. Of the $20.1 million tax provision in the thirty-nine weeks ended October 2, 2005, $14.3 million was to record a valuation allowance for our existing United States deferred tax assets recorded as of December 31, 2004.  Valuation allowances on deferred tax assets totaled $41.5 million and $4.9 million as of October 2, 2005 and December 31, 2004, respectively.

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

At October 2, 2005, we had approximately $54.9 million of net operating loss carryforwards to offset future United States taxable income, expiring from 2023 through 2025 and $29.2 million for Oregon state tax purposes, expiring through 2020. We placed a full valuation allowance against the tax effect of all United States federal and state net operating and capital loss carryforwards.

16.                               RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock.  For sales to Philips, see “Sales to Related Parties” below.  The following table summarizes our other transactions with Philips (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 2, 2005	Oct. 3, 2004	Oct. 2, 2005	Oct. 3, 2004
Amounts Paid to Philips
Subassemblies and other materials purchased from Philips	$4,813	$4,516	$14,266	$10,996
Facilities leased from Philips	50	83	191	173
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	185	145	601	386
Research and development services provided by Philips	1,130	876	2,894	3,209
	$6,178	$5,620	$17,952	$14,764

Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services.  Current accounts with Philips consisted of the following (in thousands):

	October 2, 2005	December 31, 2004
Current accounts receivable	$255	$276
Current accounts payable	(2,050)	(4,516)
Net current accounts with Philips	$(1,795)	$(4,240)

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Product sales:
Philips	$1,870	$—	$2,098	$201
Applied Materials	—	—	439	—
LSI Logic	—	736	4	736
Nanosys	275		275
Total product sales	2,145	736	2,816	937

Service sales:
Philips	$205	$—	$391	$(5)
Accurel	—	145	151	483
Applied Materials	88	—	196	—
LSI Logic	54	6	118	213
Nanosys	5	—	12	—
Total service sales	352	151	868	691
Total sales to related parties	$2,497	$887	$3,684	$1,628

17.                                                                               COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business.  Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We participate in third party equipment lease financing programs with U.S. financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease.  We did not add to such guarantees during the thirteen weeks ended October 2, 2005, and, as of October 2, 2005, we had outstanding guarantees totaling $1.5 million related to these lease transactions. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it.  As of October 2, 2005, we did not have any guarantees that require us to re-market the equipment.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $28.3 million at October 2, 2005.  These commitments expire at various times through June 2006.

As discussed in Note 12, we have committed to invest an additional $1.6 million and $0.7 million, respectively, in two non-public companies in which we have equity interests, subject to certain contingencies being met.

18.                               SEGMENT INFORMATION

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

The following tables summarize various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended October 2, 2005	Micro- electronics	Electron Optics	Components	Service	Corporate and Eliminations	Total

Sales to external customers	$29,023	$39,884	$1,982	$26,233	$—	$97,122
Inter-segment sales	159	1,118	961	883	(3,121)	—
Total sales	29,182	41,002	2,943	27,116	(3,121)	97,122
Operating (loss) income	(6,059)	1,800	(265)	4,164	(6,211)	(6,571)

Thirteen Weeks Ended October 3, 2004
Sales to external customers	$49,944	$32,209	$1,874	$22,942	$—	$106,969
Inter-segment sales	465	3,355	1,641	1,032	(6,493)	—
Total sales	50,409	35,564	3,515	23,974	(6,493)	106,969
Operating income (loss)	5,477	69	(34)	3,013	(1,913)	6,612

Thirty-Nine Weeks Ended October 2, 2005	Micro- electronics	Electron Optics	Components	Service	Corporate and Eliminations	Total
Sales to external customers	$132,657	$110,668	$5,629	$76,654	$—	$325,608
Inter-segment sales	820	8,770	3,880	2,501	(15,971)	—
Total sales	133,477	119,438	9,509	79,155	(15,971)	325,608
Operating (loss) income	(17,949)	(1,506)	(651)	10,472	(13,807)	(23,441)

Thirty-Nine Weeks Ended October 3, 2004
Sales to external customers	$146,707	$100,988	$7,489	$65,347	$—	$320,531
Inter-segment sales	1,394	7,188	4,521	2,247	(15,350)	—
Total sales	148,101	108,176	12,010	67,594	(15,350)	320,531
Operating income (loss)	16,631	(1,727)	589	10,644	(6,842)	19,295

October 2, 2005	Micro- electronics	Electron Optics	Components	Service	Corporate	Total
Total assets	$91,185	$171,323	$16,829	$84,794	$307,262	$671,393

December 31, 2004
Total assets	$192,659	$138,564	$17,738	$93,118	$399,715	$841,794

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

None of our customers represented 10% or more of our total sales in the thirteen and thirty-nine week periods ended October 2, 2005 or October 2, 2004.

19.                               NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 did not have any effect on our financial position, results of operations or cash flow.

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

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) is effective for annual periods beginning after June 15, 2005. Accordingly, we expect to adopt SFAS No. 123(R) in our first quarter of 2006. See Note 3 Stock-Based Compensation above for the pro forma effects of how SFAS No. 123 would have affected results of operations in the thirteen and thirty-nine weeks ended October 2, 2005 and October 3, 2004.  SFAS No. 123(R) will not have any effect on our cash flows.  See Note 22, Subsequent Event, below for a discussion of the acceleration of the vesting of certain stock options. We are in the process of finalizing our analysis of future stock-based compensation expense under the new standard.  We estimate that total stock-based compensation expense in 2006 will be approximately $6 to $10 million, depending in part on new grants in 2006.

FSP No. 109-2

In December, 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. We have completed our initial evaluation of the impact of the repatriation provisions of the Jobs Act, and have estimated the range of potential dividends from our foreign entities could be $0 to $62 million; however, the impact of this potential dividend repatriation on our tax position is dependent upon the resolution of factors surrounding our usage of our United States net operating losses. We believe that it is unlikely that we will utilize the credit; accordingly, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

20.                               AMENDMENTS TO STOCK PLANS

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

21.                               PREFERRED STOCK RIGHTS PLAN

On July 21, 2005, the Board of Directors adopted a Preferred Stock Rights Plan.  Pursuant to the Preferred Stock Rights Plan, we distributed Rights as a dividend at the rate of one Right for each share of our common stock held by stockholders of record as of the close of business on August 12, 2005. The Rights expire on August 12, 2015, unless redeemed or exchanged.

The Rights are not exercisable until the earlier of: (1) ten days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 20% of our common stock or (2) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 20% or more of our outstanding common stock, subject to certain exceptions (the earlier of such dates being called the Distribution Date). The Rights are initially exercisable for one-thousandth of a share of our Series A Preferred Stock at a price of $120 per one-thousandth share, subject to adjustment. However, if: (1) after the Distribution Date we are acquired in certain types of transactions, or (2) any person or group (with limited exceptions) acquires beneficial ownership of 20% of our common stock, then holders of Rights (other than the 20% holder) will be entitled to receive, upon exercise of the Right, common stock (or in case we are completely acquired, common stock of the acquirer) having a market value of two times the exercise price of the Right.  Phillips Business Electronics International B.V, or any of its affiliates, shall not be considered for the 20% calculation so long as it does not acquire 30% or more of our common shares.

We are entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. We may also require the exchange of Rights, at a rate of one share of common stock for each Right, under certain circumstances. We also have the ability to amend the Rights, subject to certain limitations.

22.          SUBSEQUENT EVENTS

Stock Option Acceleration of Vesting

On October 19, 2005, we accelerated the vesting, effective immediately, of certain “out-of-the-money” unvested options, as determined based on the per share price of our common stock of $19.34 as of the close of business on that date.  Options held by our Chief Executive Officer and members of our Board of Directors were excluded from acceleration.

In making the decision to accelerate the vesting of these options, our Board of Directors considered a number of factors, including the interests of our shareholders in eliminating the future amortization of compensation expense represented by unvested options, the accounting impact of vesting acceleration, the potential impact on employee morale and the potential benefit to the market value of our common stock.  The acceleration will make it easier for investors to compare our future results with those of prior fiscal periods. In addition, because these options have exercise prices in excess of current market values, they are not fully achieving their original objectives of incentive compensation and employee retention.

As a result of the acceleration, options representing approximately 1.4 million shares, which represent approximately 26% of the total outstanding options as of that date, became immediately exercisable. No compensation expense will be recognized on our consolidated statement of operations related to this modification as the options modified had exercise prices greater than the fair value of the underlying stock at the acceleration date.  This action will result in an estimated additional charge of approximately $16.5 million in our stock compensation expense footnote disclosure pursuant to SFAS No. 123 in the fourth quarter of 2005.

Amendment of 1995 Stock Incentive Plan

Also on October 19, 2005, our Board of Directors amended our 1995 Stock Incentive Plan to provide for the grant of Restricted Stock Units (“RSUs”).  Although the plan already provided for the grant of Restricted Stock, the Compensation Committee of the Board believes that RSUs provide additional flexibility and other benefits as compared to Restricted Stock.  Further, we expect that many other companies will be granting RSUs to employees and new hires and we need the ability to grant RSUs to remain competitive in attracting and retaining employees.  The 1995 Stock Incentive plan, with the amendments to allow for RSU grants, was filed on a Form 8-K on October 24, 2005 and is incorporated by reference to this Form 10-Q as Exhibit 10.2.

Termination of a Portion of the Convertible Note Hedge and Warrant

Concurrently with the issuance of $150 million of our zero coupon convertible subordinated notes in June 2003, we entered into convertible note hedge and warrant transactions with a counterparty affiliated with one of the initial purchasers of the notes.  The hedge and warrant transactions were intended to offset the potential dilutive effects of conversions of the notes under certain market conditions. To date, there have been no conversions of the notes and accordingly, no exercises of the hedge or warrant.

On November 7, 2005, we terminated 20% of the hedge and warrant in return for a cash payment of $2.4 million to us from the counterparty to these instruments. The termination of this portion will reduce the potential anti-dilutive effect of the hedge in the event of future conversions of the zero coupon notes.  The receipt of the $2.4 million will be recorded as an increase in contributed capital in the fourth quarter of 2005 and will not result in any gain or loss in our consolidated statement of operations.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any projections of earnings, revenues, bookings or other financial items; any statements of the plans, strategies, and objectives of management for future operations and expenditures; factors affecting our 2005 operating results; any statements regarding our ability to recognize deferred tax assets; any statements regarding the termination of our hedge position in connection with our convertible debt and any effects related thereto; any statements concerning proposed new products, services, developments, impairments, restructuring charges and changes to our restructuring reserves, or anticipated performance of products or services; any statements regarding planned capital expenditures; any statements regarding adoption of new accounting standards; any statements regarding future economic conditions or performance; any statements regarding timing for shipping our new products; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

Overview

Our consolidated bookings declined in the third quarter of 2005 compared with both the third quarter of 2004 and the second quarter of 2005.  Net sales were also down from the third quarter of 2004 and the second quarter of 2005.  We recorded a significant net loss in the third quarter of 2005, primarily due to a series of write-offs and impairment charges related to weakness in the semiconductor market and our second-quarter decision to consolidate operations and close our Peabody, Massachusetts facility.  The third quarter 2005 loss was reduced by a decrease in operating expenses compared with the second quarter of 2005.

Our financial results for the thirteen and thirty-nine weeks ended October 2, 2005 included the following:

•                  $2.4 million and $8.8 million, respectively, of inventory write-downs related to the closure of our Peabody, Massachusetts facility and capitalized software impairment charges related to semiconductor products, included in cost of sales;

•                  $0.8 million and $16.7 million, respectively, of asset impairments primarily related to semiconductor products included as a separate component of operating expenses;

•                  $2.8 million and $3.9 million, respectively, of restructuring charges, primarily for severance, lease terminations and relocation expenses, included as a separate component of operating expenses.

Combined, these charges totaled $6.0 million and $29.5 million, respectively, in the thirteen and thirty-nine weeks ended October 2, 2005.

The most significant weakness in customer demand in the third quarter of 2005 was in the data storage market, which has historically been volatile from quarter to quarter.  Bookings from data storage customers were down 86% from a relatively high level in the second quarter of 2005 and 54% from the third quarter of 2004.  This market has a limited number of customers who generally purchase large systems, and their buying patterns can vary from quarter to quarter.  Although we expect bookings to vary significantly from quarter to quarter, we believe we will see order growth in this market in the next 12 to 18 months due to technology transitions under way in customer manufacturing processes.

Bookings from semiconductor customers increased 21% in the third quarter of 2005 from the low levels of the second quarter of 2005, but were 40% below the level of last year’s third quarter.  The improvement in orders is consistent with our historical pattern of following changes in semiconductor capital equipment industry demand with a lag of one to two quarters.  The industry reported a modest increase in sequential demand in the second quarter of 2005, and we followed with an order increase in the third quarter of 2005.  While bookings increased sequentially in the third quarter of 2005, our semiconductor revenue declined compared with the second quarter of 2005 and the third quarter of 2004, due to weak bookings in the first half of 2005.

Bookings from the industry and institute market in the third quarter of 2005 were up 4% from the third quarter of 2004 and down 10% from the second quarter of 2005. This market continued to be affected by government funding of nanotechnology research and successful new product introductions.

By product, the year-over-year bookings strength continued to come from our transmission electron microscopes.  Shipments of our new line of ultra-high resolution scanning/transmission (S/TEM) microscopes began in the third quarter of 2005.  The year-over-year strength in TEM demand was offset by weakness in several other product areas, most notable in wafer-level DualBeam systems and small DualBeam systems.

Gross margins increased in the third quarter of 2005 compared with the second quarter of 2005, largely because of lower inventory write-offs related to our restructuring.  Without these write-offs, gross margins would have been approximately flat with the second quarter of 2005, as cost reduction programs and improved margins in the new S/TEM products were offset by lower volume and fewer sales of products for the semiconductor market, which typically have a higher gross margin.  The stronger United States dollar in the third quarter of 2005 compared to the second quarter of 2005 had a positive impact on our cost of sales and operating expenses, but losses from our hedging program offset those gains in the third quarter.

We anticipate that our operating results in coming quarters could be affected somewhat by volatility in exchange rates. However, with our hedging program, we are better able to match realized gains and losses pertaining to these derivative contracts with the actual economic gains and losses of the underlying hedge transaction in the appropriate line items of our statement of operations.  See also Item 3. Quantitative and Qualitative Disclosures about Market Risk below.

Outlook for the Remainder of 2005

For the remainder of 2005, we expect bookings to increase compared with the third quarter of 2005, based on a modest recovery in the semiconductor and data storage markets and seasonal strength in the industry and institute market.  Net sales are expected to grow more modestly based on customer demand and our effort to make our production planning more linear.

We expect to record net losses in the fourth quarter of 2005 as a result of further restructuring charges due to the consolidation of operations and a reduction in employee headcount.  Our goal is to exit 2005 with a solid backlog and lower costs as a result of our restructuring program.

We expect our foreign currency hedging activities to partially mitigate the effects of foreign currency exchange fluctuations on our gross margins in 2005, although these fluctuations will continue to have some impact on our financial results.  If the euro/dollar exchange rate remains at the levels of the end of the third quarter of 2005, we will see a positive operating benefit in the fourth quarter of 2005 compared with the fourth quarter of 2004.  That benefit will be partially offset by the costs of our hedging program.

Critical Accounting Policies and the Use of Estimates

We have no changes or updates to the critical accounting policies and estimates reported in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the SEC on March 14, 2005.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1)		Thirteen Weeks Ended(1)
	October 2, 2005		October 3, 2004
Net sales	$97,122	100.0%	$106,969	100.0%
Cost of sales	60,688	62.5	61,760	57.7
Gross profit	36,434	37.5	45,209	42.3
Research and development	13,429	13.8	13,583	12.7
Selling, general and administrative	25,251	26.0	23,601	22.1
Amortization of purchased technology	720	0.7	1,413	1.3
Asset impairment	801	0.8	—	—
Restructuring, reorganization and relocation	2,804	2.9	—	—
Operating (loss) income	(6,571)	(6.8)	6,612	6.2
Other income (expense), net	75	0.1	(1,583)	(1.5)
(Loss) income before income taxes	(6,496)	(6.7)	5,029	4.7
Income tax (benefit) expense	(1,393)	(1.4)	1,760	1.6
Net (loss) income	$(5,103)	(5.3)%	$3,269	3.1%

	Thirty-Nine Weeks Ended(1)		Thirty-Nine Weeks Ended(1)
	October 2, 2005		October 3, 2004
Net sales	$325,608	100.0%	$320,531	100.0%
Cost of sales	203,576	62.5	189,530	59.1
Gross profit	122,032	37.5	131,001	40.9
Research and development	45,483	14.0	40,281	12.6
Selling, general and administrative	75,738	23.3	66,479	20.7
Amortization of purchased technology	3,579	1.1	4,239	1.3
Asset impairment	16,745	5.1	—	—
Restructuring, reorganization and relocation	3,928	1.2	707	0.2
Operating (loss) income	(23,441)	(7.2)	19,295	6.0
Other expense, net	(3,904)	(1.2)	(6,666)	(2.1)
(Loss) income before income taxes	(27,345)	(8.4)	12,629	3.9
Income tax expense	20,120	6.2	4,420	1.4
Net (loss) income	$(47,465)	(14.6)%	$8,209	2.6%

(1)  Percentages may not add due to rounding.

Net sales decreased $9.8 million, or 9.2%, to $97.1 million, in the thirteen weeks ended October 2, 2005 (the third quarter of 2005) compared to $107.0 million in the thirteen weeks ended October 3, 2004 (the third quarter of 2004).  Net sales increased $5.1 million, or 1.6%, to $325.6 million in the thirty-nine week period ended October 2, 2005 compared to $320.5 million in the thirty-nine week period ended October 3, 2004.  The changes in net sales are discussed in more detail below.

Net Sales by Segment

Net sales include sales in our microelectronics, electron optics, components and service segments.  Sales by segment (in thousands) and as a percentage of total sales were as follows:

	Thirteen Weeks Ended
	October 2, 2005		October 3, 2004
Microelectronics	$29,023	29.9%	$49,944	46.7%
Electron Optics	39,884	41.0%	32,209	30.1%
Service	26,233	27.0%	22,942	21.4%
Components	1,982	2.1%	1,874	1.8%
	$97,122	100.0%	$106,969	100.0%

	Thirty-Nine Weeks Ended
	October 2, 2005		October 3, 2004
Microelectronics	$132,657	40.8%	$146,707	45.8%
Electron Optics	110,668	34.0%	100,988	31.5%
Service	76,654	23.5%	65,347	20.4%
Components	5,629	1.7%	7,489	2.3%
	$325,608	100.0%	$320,531	100.0%

Microelectronics

Sales in the microelectronics segment decreased $20.9 million, or 41.9%, and $14.1 million, or 9.6%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004. The decreases in the thirteen and thirty-nine week periods ended October 2, 2005 compared to the same periods of 2004 were due to the weakness in the semiconductor equipment market in the second and third quarters of 2005, as well as in the data storage market in the third quarter of 2005.

For the thirty-nine week period ended October 2, 2005 compared to the same period of 2004, the weaknesses in the semiconductor and data storage markets were partially offset by strong semiconductor equipment sales from our backlog in the first quarter of 2005, primarily our wafer-level DualBeam systems. Additionally, we had increased sales of our small stage DualBeam products, especially our newer products that were introduced subsequent to the first quarter of 2004.

Electron Optics

Sales in the electron optics segment increased $7.7 million, or 23.8%, and $9.7 million, or 9.6%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004.  The increases were primarily due to increased demand for our high resolution TEM products and our environmental SEM (“ESEM”) products, which were introduced in the first quarter of 2005. The ESEM products allow for a broader range of samples to be analyzed.  We also began shipping a new ultra-high resolution TEM product in the third quarter of 2005, which contributed to the increases.

Service

Sales in the service segment increased $3.3 million, or 14.3%, and $11.3 million, or 17.3%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004, primarily due to continued expansion of our installed base.  Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically one year.  An increase in the number of systems that have reached the end of their warranty periods usually leads to a related increase in service contracts.

Components

Sales in the components segment increased $0.1 million, or 5.8%, and decreased $1.9 million, or 24.8%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004. The decrease in the thirty-nine week period ended October 2, 2005 compared to the same period of 2004 was primarily due to declines in the refurbishment business as a result of higher quality, longer lasting products.  Certain of our component sales include equipment refurbishment.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue.  The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 2, 2005		October 3, 2004		October 2, 2005		October 3, 2004
North America	$31,738	32.7%	$45,355	42.4%	$99,208	30.5%	$132,645	41.4%
Europe	36,830	37.9%	33,582	31.4%	129,424	39.7%	94,633	29.5%
Asia-Pacific Region	28,554	29.4%	28,032	26.2%	96,976	29.8%	93,253	29.1%
	$97,122	100.0%	$106,969	100.0%	$325,608	100.0%	$320,531	100.0%

North America

Sales in North America decreased $13.6 million, or 30.0%, and $33.4 million, or 25.2%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004. These decreases were primarily due to softness in the semiconductor industry, timing of government funding in the industry and institute market and changes in the structure of our North American salesforce.

Europe

Sales in Europe increased $3.2 million, or 9.7%, and $34.8 million, or 36.8%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004.

The increase in the thirteen week period ended October 2, 2005 compared to the same period of 2004 was primarily due to sales of our ultra high resolution TEM products, which began shipping in the third quarter of 2005, sales of our ESEM products, which began shipping in the first quarter of 2005, and increases in our other SEM products.

In addition to the improvements in the TEM, ESEM and other SEM products, the increase in the thirty-nine week period ended October 2, 2005 compared to the same period of 2004 was also due to strength in sales of our small stage DualBeam products, chiefly those that were introduced subsequent to the first quarter of 2004 and improvements in sales of our Certus data storage networking tool.

Asia-Pacific Region

Sales in the Asia-Pacific Region increased $0.5 million, or 1.9%, and $3.7 million, or 4.0%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004. The increase in the thirteen week period ended October 2, 2005 compared to the same period of 2004 was due to increased small stage DualBeam sales in Japan, partially offset by a decline in wafer-level DualBeam sales and our exit from the SIMS business in the second quarter of 2005. The increase in the thirty-nine week period ended October 2, 2005 compared to the same period of 2004 was due to strength in the first quarter of 2005 in Korea and Japan for our small stage DualBeam products.

Sales by Market

Net sales by market and as a percentage of total net sales were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 2, 2005		October 3, 2004		October 2, 2005		October 3, 2004
Semiconductor	$35,986	37.0%	$49,290	46.1%	$140,338	43.1%	$147,210	45.9%
Industry and Institute	56,903	58.6%	50,493	47.2%	160,214	49.2%	143,003	44.6%
Data Storage	4,233	4.4%	7,186	6.7%	25,056	7.7%	30,318	9.5%
	$97,122	100.0%	$106,969	100.0%	$325,608	100.0%	$320,531	100.0%

Semiconductor

Product sales to the semiconductor market include both wafer-level and small stage DualBeam systems, defect analysis tools, mask repair and circuit editing FIB and DualBeam tools, as well as a number of component products.

Sales in the semiconductor market decreased $13.3 million, or 27.0%, and $6.9 million, or 4.7%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004. The decreases in the thirteen and thirty-nine weeks ended October 2, 2005 compared to the same periods of 2004 were due to weakness in the global semiconductor markets. While the weakness in the global semiconductor markets began to ease in the third quarter of 2005, historically, related improvements in our sales tend to lag behind the market by one or two quarters.  The decrease in the thirty-nine week period ended October 2, 2005 compared to the same period of 2004 was partially offset due to an increase in the sale of our wafer level systems in the first quarter of 2005, as well as increased sales of small stage DualBeam products, primarily those introduced subsequent to the end of the first quarter of 2004.  We converted a significant amount of our backlog to revenue in the first quarter of 2005, which contributed to the offsetting factors in the thirty-nine weeks ended October 2, 2005 compared to the same period of 2004.

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

Sales in the industry and institute market increased $6.4 million, or 12.7%, and $17.2 million, or 12.0%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004. The increase in the thirteen week period ended October 2, 2005 compared to the same period of 2004 was primarily due to sales of our new ultra-high resolution TEM products and sales of our ESEM products. In addition to the increases related to the ultra-high resolution TEM and ESEM products, the increase in the thirty-nine week period ended October 2, 2005 compared to the same period of 2004 was also due to increased sales of our small stage DualBeam products, primarily those introduced subsequent to the end of the first quarter of 2004.  These increases were partially offset by decreased demand due to the timing of government funding in the United States.

Data Storage

Product sales to the data storage market primarily consists of wafer and small stage DualBeam systems.

Sales in the data storage market decreased $3.0 million, or 41.1%, and $5.3 million, or 17.4%, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, compared to the same periods of 2004.  The decreases in the thirteen and thirty-nine week periods ended October 2, 2005 compared to the same periods of 2004 were primarily due to the timing of orders.  Revenue in the data storage market is comprised of only a few customers and, therefore, the timing of orders can lead to significant variances in sales from quarter to quarter.  We expect future growth in this area as new data storage manufacturing technology evolves.

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

Cost of sales decreased $1.1 million, or 1.7%, to $60.7 million in the thirteen weeks ended October 2, 2005 compared to $61.8 million in the thirteen weeks ended October 3, 2004. Cost of sales increased $14.1 million, or 7.4%, to $203.6 million in the thirty-nine weeks ended October 2, 2005 compared to $189.5 million in the thirty-nine weeks ended October 3, 2004.

The decrease in the thirteen week period ended October 2, 2005 compared to the same period of 2004 was primarily due to lower sales and lower overhead, as well as a $1.0 million release of our warranty reserve during the third quarter of 2005 due to favorable actual warranty experience.  These decreases were partially offset by realized losses from our cash flow hedges totaling $1.0 million in the 2005 period compared to a $0.3 million gain in the comparable 2004 period; a $2.4 million charge in the 2005 period for the write-down of inventory and capitalized software impairment related to the Peabody facility closure; and product mix, as relative sales to the semiconductor market declined.

Cost of sales in the thirty-nine week period ended October 2, 2005 includes the following:

•                  a $5.6 million charge related to the write-down of inventory; and

•                  a $3.2 million charge related to capitalized software.

These charges resulted primarily from capitalized software impairments and abandonment and lower of cost or market adjustments on inventory due to product obsolescence and reduced demand.  See also Notes 6 and 7 of Condensed Notes to Consolidated Financial Statements.

In addition to the above charges, the increase in the thirty-nine week period ended October 2, 2005 compared to the same period of 2004 was due primarily to the increased revenues in the 2005 period discussed above and realized losses from our cash flow hedges totaling $1.4 million in the 2005 period compared to $0.1 million in the comparable 2004 period.

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Microelectronics	44.0%	52.0%	46.0%	50.6%
Electron Optics	38.9%	35.7%	34.7%	32.7%
Components	39.2%	50.9%	35.7%	45.1%
Service	31.4%	28.9%	28.8%	31.0%
Overall	37.5%	42.3%	37.5%	40.9%

The charges discussed above, which totaled $2.4 million and $8.8 million in the thirteen and thirty-nine week periods ended October 2, 2005, reduced our overall gross margin for that period by 2.5 percentage points and 2.7 percentage points, respectively, and the microelectronics gross profit margin by 8.4 percentage points and 6.7 percentage points, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005.

A shift in mix to more electron optics and service sales and fewer microelectronics sales as a percentage of our total sales also contributed to the decreases in the overall gross margin, as sales from those segments have lower gross margins than our microelectronics sales.

These decreases were partially offset by lower overhead rates and a $1.0 million positive adjustment to our warranty reserve based on an analysis of our actual warranty costs incurred compared to our reserve estimate.  The warranty adjustment increased our overall gross margin by 1.0 percentage points and 0.3 percentage points, respectively, for the thirteen and thirty-nine week periods ended October 2, 2005.

Microelectronics

The decreases in gross margin in the microelectronics segment primarily were due to the charges related to asset impairment and write-downs discussed above, partially offset by a shift in mix.

Electron Optics

The increases in margins in our electron optics segment primarily were due to a shift in mix to our high and ultra-high resolution TEM products and our ESEM products.  Gross margins were also affected by a 1.1 percentage point increase and a 4.0 percentage point increase, respectively, for the thirteen and thirty-nine week periods ended October 2, 2005, related to the relative change in the United States dollar compared to European currencies (without giving effect to our foreign currency hedges).

Components

The decreases in margins in our components segment primarily were due to a shift in mix between new component sales compared to sales related to our component refurbishments, as well as an overall decrease in volume and revenue to cover fixed costs.  The margins on our refurbishment work are typically greater than those on our new components.

Service

The increase in margins in our service segment in the thirteen week period ended October 2, 2005 compared to the same period of 2004 was primarily due to increased service revenue without a corresponding increase in expenses due to improved efficiencies.  For the thirty-nine week period ended October 2, 2005 compared to the same period of 2004, these increases were offset by decreases related to higher replacement part costs.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs were $13.4 million (13.8% of net sales) in the thirteen weeks ended October 2, 2005 compared to $13.6 million (12.7% of net sales) in the thirteen weeks ended October 3, 2004.  Lower engineering costs, material costs, facilities and depreciation costs and personnel costs contributed $0.4 million, $0.3 million, $0.2 million and $0.2 million, respectively, to the reductions in R&D expense for the thirteen weeks ended October 2, 2005 compared to the comparable period of 2004.  These decreases were partially offset by increases to R&D expense as a result of reduced subsidies of $0.9 million and reduced capitalizations of $0.1 million in the 2005 period compared to the 2004 period.

R&D costs were $45.5 million (14.0% of net sales) in the thirty-nine weeks ended October 2, 2005 compared to $40.3 million (12.6% of net sales) in the thirty-nine weeks ended October 3, 2004. Increased materials costs, increased facility and depreciation costs and increased personnel costs contributed $1.6 million, $0.6 million and $0.4 million, respectively, to the increase in the 2005 period compared to the 2004 period.  Decreases in subsidies and capitalizations contributed $1.9 million and $0.6 million, respectively, to the R&D increase for the comparable periods.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Subsidies	$1,057	$1,939	$3,552	$5,500
Capitalized software development costs	—	136	—	631

We anticipate that we will continue to invest in R&D at a similar percentage of revenue for the foreseeable future.  Accordingly, as revenues increase, we currently anticipate that R&D expenditures also will increase.  We expect that R&D costs will increase in the fourth quarter of 2005 compared to the third quarter of 2005. Actual future spending, however, will depend on market conditions.

Selling, General and Administrative Costs

Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions.  SG&A costs also include sales commissions paid to our employees as well as to our agents.

SG&A costs increased $1.7 million to $25.3 million (26.0% of net sales) in the thirteen weeks ended October 2, 2005 compared to $23.6 million (22.1% of net sales) in the thirteen weeks ended October 3, 2004.  Compensation costs, including annual salary adjustments and increased payroll taxes contributed $1.7 million to the SG&A increase in the 2005 period compared to the 2004 period.  Increased legal expense contributed $0.4 million, increased consulting charges contributed $0.3 million and increased commissions contributed $0.2 million to the increase in the 2005 period compared to the 2004 period.  These increases were partially offset by a $0.6 million decrease in other selling expenses and a $0.4 million decrease in repair and maintenance charges in the 2005 period compared to the 2004 period.

SG&A costs increased $9.2 million to $75.7 million (23.3% of net sales) in the thirty-nine weeks ended October 2, 2005 compared to $66.5 million (20.7% of net sales) in the thirty-nine weeks ended October 3, 2004.  Increased compensation and related payroll costs contributed $6.7 million to the increase in the 2005 period compared to the 2004 period.  Increases in IT costs contributed $1.0 million, increased consulting charges contributed $1.0 million, increased license fees and taxes contributed $0.5 million, increased legal costs contributed $0.4 million and miscellaneous contributed $0.3 million to the increase in the 2005 period compared to the 2004 period.  These increases were partially offset by the $0.8 million gain on the sale of our SIM product line in the second quarter of 2005.

Amortization of Purchased Technology

Amortization of purchased technology was $0.7 million and $3.6 million in the thirteen and thirty-nine week periods, respectively, ended October 2, 2005 compared to $1.4 million and $4.2 million, respectively, in the comparable periods of 2004.  In the thirty-nine week period ended October 2, 2005, we recorded an impairment charge of $9.3 million against our purchased technology balance.  See also Note 6 of Condensed Notes to Consolidated Financial Statements. Our purchased technology balance at October 2, 2005 was $8.8 million and current amortization of purchased technology is approximately $0.6 million per quarter, which could increase if we acquire additional technology.

Asset Impairment

In the second and third quarters of 2005, we took certain actions to align our cost structure with the current prevailing market conditions, primarily in the semiconductor markets.  The actions taken to date, which were necessary as a result of reduced business volumes, have resulted in decreases in our global workforce and also required us to evaluate our goodwill and long-lived assets for impairment.

We recorded asset impairment charges and write-offs totaling $0.8 million and $16.7 million in the thirteen and thirty-nine week periods ended October 2, 2005.  These charges are summarized as follows (in thousands):

	Thirteen Weeks Ended October 2, 2005	Thirty-Nine Weeks Ended October 2, 2005
Purchased technology	$—	$9,328
Property, plant and equipment	801	6,506
Patents and other intangible assets	—	911
	$801	$16,745

For additional information on these impairments, see Note 6 of the Condensed Notes to Consolidated Financial Statements.

Restructuring, Reorganization and Relocation

As discussed in Note 6 of Condensed Notes to Financial Statements, we have initiated global restructuring activities to realign our cost structure with current prevailing market conditions.  These actions include reductions in workforce, reorganization and relocation of employees as well as closure of facilities.  Some of these actions were initiated in the second quarter of 2005 with the remainder continuing through the first quarter of 2006.  These costs are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

In the second quarter of 2005, we expensed and paid $0.9 million in severance and relocation costs related to workforce reductions and reallocation of personnel geographically, which is included as a component of restructuring, reorganization and relocation expense. In the third quarter of 2005, we incurred an additional $2.8 million of restructuring expense, $0.9 million of which was paid during the third quarter, largely for severance, relocation and lease terminations related to the closure of our Peabody, Massachusetts facility. The expected remaining costs are estimated to be approximately $8.5 million, of which $4.8 million is expected to be cash expenditures for severance, relocation and other employee related costs and will be paid through the remainder of 2005 and $3.7 million in facility closure charges are expected to be incurred in the fourth quarter of 2005 and the first quarter of 2006 with cash expenditures expected to continue through the lease expiration dates ending in 2010.

Of our restructuring accruals as of October 2, 2005, accruals of $0.5 million are for prior year restructuring activities and include $0.2 million related to our fourth quarter 2002 restructuring activities and $0.3 million related to the abandonment of a lease in the second quarter of 2004.  Our abandoned lease accruals were increased in the second quarter of 2005 by $0.2 million based on revisions in our estimated sublease benefits and are included as a component of restructuring, reorganization and relocation expense. The current estimate accrued for cash to be paid related to abandoned leases of $0.5 million is net of estimated sublease payments to be received and will be paid over the respective lease terms through 2006.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine weeks ended October 2, 2005 related to our restructuring, reorganization and relocation accruals (in thousands):

	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Thirty-Nine Weeks Ended October 2, 2005
Severance, outplacement and related benefits for terminated employees	$150	$2,797	$(1,670)	$(20)	$1,257
Abandoned leases, leasehold improvements and facilities	870	1,131	(644)	—	1,357
	$1,020	$3,928	$(2,314)	$(20)	$2,614

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

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and, in the 2004 periods, a shareholder note receivable. Interest income was $1.9 million and $5.6 million in the thirteen and thirty-nine week periods ended October 2, 2005, respectively, compared to $1.4 million and $3.7 million, respectively, in the comparable periods of 2004. The increases are the result of higher interest rates and higher cash and investment balances in the first three quarters of 2005 compared to the first three quarters of 2004. However, due to our repurchase of $70.0 million of our 5.5% convertible subordinated notes during the second quarter of 2005, we expect that interest income will decrease for the remainder of 2005. See the section titled “Liquidity and Capital Resources” below for a discussion of the changes in our cash and investment balances during the first three quarters of 2005.

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

The thirty-nine week period ended October 2, 2005 includes a charge of $0.8 million related to the write-down of one of our cost method investments recorded in the second quarter of 2005.  Our cost method investments are holdings in small, privately-held entities where it is not practical to estimate fair values.  We evaluate our cost method investments for impairment whenever events indicate that the carrying amount of the investment may not be recoverable within a reasonable period of time.  This evaluation is based on review of interim financial statements and informal discussions with the senior management of the investee entities.  No such indicators existed at October 2, 2005.  However, given the nature of these holdings and the environment in which they operate, we may identify an other-than-temporary impairment in subsequent periods, which would require us to write one or more investments down to fair market value.

The thirty-nine week period ended October 3, 2004 also included unrealized losses of $2.7 million and realized gains of $1.4 million related to derivative contracts entered into to hedge U.S. sales of foreign subsidiaries.  Beginning in the second quarter of 2004, we achieved hedge treatment of such contracts and, accordingly, did not record any such unrealized gains or losses in other income (expense) subsequent to the first quarter of 2004. However, in the second quarter of 2005, we recorded a charge of $0.2 million in other income/expense related to hedge ineffectiveness.

See also “Item 3: Qualitative and Quantitative Disclosures about Market Risk” below for a discussion of our foreign currency gains and losses and hedging activities.

Income Tax Expense

We recorded a tax benefit of $1.4 million and tax expense of $20.1 million, respectively, for the thirteen and thirty-nine week periods ended October 2, 2005. The tax benefit in the thirteen week period reflects the tax benefit of foreign losses incurred in the thirteen weeks ended October 2, 2005. The tax expense in the thirty-nine week period does not reflect a benefit for current period losses in the United States as we have recorded a full valuation allowance against the United States deferred tax assets generated from the current year losses. An additional $14.3 million in tax expense was recorded in the thirty-nine weeks ended October 2, 2005 to record a valuation allowance for our existing United States deferred tax assets. Valuation allowances on deferred tax assets totaled $41.5 million and $4.9 million as of October 2, 2005 and December 31, 2004, respectively.

Our income tax expense was equal to 73.6% of our pre-tax loss in the thirty-nine week period ended October 2, 2005 compared to 35.0% in the comparable period of 2004, primarily due to no recognition of a tax benefit for our United States operating losses in the first three quarters of 2005 and the recording of a valuation allowance as discussed above.

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

For the balance of 2005, we expect to record an abnormally high effective tax rate as we expect to have profits and related tax expense from our international operations, but losses in the United States for which we do not expect to record a tax benefit. We are currently taking actions to improve the profitability of the United States operations through tax planning strategies and cost reductions and anticipate being able to recognize United States deferred tax assets, possibly as early as fiscal 2006. However, this situation could continue in 2006 and beyond if we do not improve the profitability of the United States operations or develop a tax strategy that will be able to utilize the benefit of our net operating losses for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of October 2, 2005 consisted of $223.9 million of cash, cash equivalents, short-term restricted cash and short-term investments, $43.8 million in non-current investments, $0.3 million of long-term restricted cash, $21.2 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2008.  We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs through at least 2006.

In the first three quarters of 2005, cash and cash equivalents decreased $53.8 million to $60.6 million as of October 2, 2005 from $114.3 million as of December 31, 2004 primarily as a result of the use of $71.8 million for the repurchase of $70.0 million of our 5.5% subordinated notes, $11.6 million used for the purchase of property, plant and equipment, $2.6 million used for the purchase of cost-method investments and the negative impact of currency of $7.7 million.  These decreases were partially offset by $14.7 million provided by operations, $3.8 million of proceeds from the exercise of employee stock options and net sales of investments and marketable securities of $15.1 million.

Accounts receivable decreased $50.5 million to $108.5 million as of October 2, 2005 from $159.0 million as of December 31, 2004 primarily due to reduced revenue in the third quarter of 2005 compared to the fourth quarter of 2004. This balance was also affected by a $6.4 million decrease related to changes in currency rates. Our days sales outstanding, calculated on a quarterly basis, was 102 days at October 2, 2005 compared to 101 days at December 31, 2004.

Inventories increased $10.1 million to $97.9 million as of October 2, 2005 compared to $87.8 million as of December 31, 2004. The increase primarily was due to a build-up of inventory to replenish supplies after stronger than anticipated sales in the fourth quarter of 2004 and build-up to support the new TEM products, partially offset by currency movements of approximately $9.1 million, the SIMS asset disposal of $4.0 million and inventory write-offs of $5.6 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.6 times for the quarter ended October 2, 2005 and 2.5 times for the quarter ended October 3, 2004.

Expenditures for property, plant and equipment of $11.6 million in the first three quarters of 2005 primarily consisted of approximately $5.7 million for our new enterprise resource planning (“ERP”) system and $5.9 million for routine replacement of technology and other assets. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development.  These expenditures were offset by write-offs of property, plant and equipment totaling $6.5 million in the thirty-nine weeks ended October 2, 2005 as described in more detail in Note 6 of Condensed Notes to Consolidated Financial Statements. We estimate our total capital expenditures in 2005 to be approximately $15.0 million, primarily for the development and introduction of new products and our new ERP system.

Accounts payable decreased $6.1 million to $30.5 million as of October 2, 2005 compared to $36.6 million as of December 31, 2004.  The decrease resulted primarily from the timing of purchases and payments.

Accrued payroll liabilities decreased $3.1 million to $12.0 million as of October 2, 2005 compared to $15.1 million as of December 31, 2004.  The decrease resulted primarily from the absence of accrued bonuses at October 2, 2005 and the timing of payroll and benefit payments.

Accrued warranty decreased $3.9 million to $6.2 million as of October 2, 2005 compared to $10.1 million as of December 31, 2004.  The decrease resulted from a $1.0 million adjustment to lower our warranty reserve based on our review of the actual warranty repair and maintenance activity, which was below our initial estimates. The decrease in accrued warranty costs was also affected by the shift in mix of repair and maintenance units currently under warranty.

In addition to our $225.0 million of convertible debt outstanding, we maintain $10.0 million unsecured, committed and $10.0 million unsecured, uncommitted bank borrowing facilities in the United States. We are also utilizing foreign unsecured, uncommitted bank borrowings for standby letters of credit and bank guarantees related to product sales totaling $5.7 million at October 2, 2005. These foreign facilities are secured by cash-backed restricted deposits of $17.3 million.  At October 2, 2005, a total of $21.2 million was available under these facilities.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do, and may price their products very aggressively. Our significant competitors include:

•                  Microelectronics:  Applied Materials, Seiko, JEOL, Hitachi, Carl Zeiss SMT AG and Credence Systems; and

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

•                  we are exposed to competitive pricing pressure on each order; and

•                  customers are not required to make minimum purchases.

If we do not succeed in obtaining new sales orders from existing customers, our results of operations will be negatively impacted.

Because many of our shipments occur in the last month of a quarter, we are at risk of one or more transactions not being delivered according to forecast.

We have historically shipped approximately 70% of our products in the last month of each quarter.  As any one shipment may be significant to meet our quarterly sales projection, any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. and Benchmark Electronics for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers.  As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.

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

Our continued success will depend, in part, on our ability to continue to retain and attract key managerial, engineering and technical personnel. Our growth is dependent on our ability to attract new, highly skilled and qualified technical personnel, in addition to personnel that can implement and monitor our financial and managerial controls and reporting systems. Attracting qualified personnel is difficult and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for such talent is intense. The loss of key personnel, or our inability to attract key personnel, could have a material adverse effect on our business, prospects, financial condition or results of operations.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

As of October 2, 2005, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics N.V., owned approximately 25% of our outstanding common stock. In addition, Jan C. Lobbezoo, Executive Vice President, Philips International B.V., an affiliate of Philips, serves on our Board of Directors.  As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the agreed-upon shipment schedule. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems, with a large portion in the last month of the quarter. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We did not have significant order cancellations during the thirty-nine weeks ended October 2, 2005 or during the year ended December 31, 2004.

Due to these and other factors, our net revenues and results of operations have fluctuated in the past and are likely to fluctuate significantly in the future on a quarterly and annual basis. It is likely that in some future quarter or quarters our results of operations will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

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

Our business depends in large part on the capital expenditures of semiconductor, industry and institute and data storage customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

	Thirty-Nine Weeks Ended
	October 2, 2005	October 3, 2004
Semiconductor	43.1%	45.9%
Industry and Institute	49.2%	44.6%
Data Storage	7.7%	9.5%
	100.0%	100.0%

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

In the first three quarters of 2005, the semiconductor equipment market experienced weakness. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers’ products in the future would cause our business to decline. During downturns, our sales or margins may decline. As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who often delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In an industry of prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as manufacturing overhead, capital equipment or research and development costs, which may cause our gross margins to erode and our net loss to increase or earnings to decline.

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

Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions.  In the thirty-nine weeks ended October 2, 2005 and in the year ended December 31, 2004, approximately 70% and 62%, respectively, of our revenues came from outside of the United States. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in several other countries. In addition, approximately 30% and 31%, respectively, of our sales in the thirty-nine weeks ended October 2, 2005 and in the year ended December 31, 2004 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

Moreover, we operate in approximately 50 countries; 29 with a direct presence and an additional 21 via sales agents. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore maintaining and enforcing operating and financial controls can be difficult.  Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 70% and 62% of our sales from foreign countries in the thirty-nine weeks ended October 2, 2005 and in the year ended December 31, 2004, respectively. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

Infringement of our proprietary rights could result in weakened capacity to compete for sales and increased litigation costs, both of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

We have significant indebtedness. At October 2, 2005, we had total convertible long-term debt of approximately $225.0 million, which could all become due and payable between June and August 2008.

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

Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for our business. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees and engineers.

Our tax rates are subject to fluctuation, which would impact our financial position.

Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following:

•                  the effects of a mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•                  our ability to utilize recorded deferred tax assets;

•                  taxes, interest or penalties resulting from tax audits; and

•                  changes in tax laws or the interpretation of such laws.

Changes in the mix of these items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

We may have underestimated past restructuring charges or we may incur future restructuring charges, either of which may adversely impact our results of operations.

Over the last few years, we initiated a series of restructurings of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities. The charges in connection with these restructurings are only estimates and may not be accurate. As part of these restructurings, we ceased to use certain of our leased facilities and, accordingly, we have negotiated, and are continuing to negotiate, certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. If we are not successful in negotiating terms acceptable to us, or at all, we may be required to materially increase our restructuring and related expenses in future periods.  Further, if we have further reductions to our workforce or consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

FASB’s adoption of Statement 123(R) will cause changes to existing accounting pronouncements or taxation rules or practices.  This may affect our reported results of operations or how we compensate our employees and conduct our business.

On October 13, 2004, the FASB adopted Statement 123(R), “Share-Based Payment,” which will require us, starting in fiscal 2006, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If the FASB’s Statement 123(R) was in effect for the periods reported in this report, we would have had to reduce net income by approximately $4.3 million and $12.2 million, net of tax, respectively, for the thirteen and thirty-nine weeks ended October 2, 2005 and $3.2 million and $8.3 million, respectively, in the comparable periods of 2004.

In October 2005, we announced the acceleration of vesting of certain unvested, underwater stock options. The effect of this acceleration will be to reduce the aggregate compensation expense as a result of implementing SFAS No. 123R.  However, this acceleration did not eliminate all of the additional compensation charges that we will incur due to the adoption of the new rule.

Changes in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, change the mix of compensation we pay to our employees or change the way we conduct our business.

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

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges have a bias to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $0.4 million and $0.6 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively, and $0.3 and $2.7 million, respectively, in the comparable periods of 2004.

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

We are in the process of implementing certain systems changes that might disrupt our operations.

Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. We plan to finalize implementation of a comprehensive enterprise resource planning (“ERP”) software system in 2006. This new ERP system will cover many aspects of our business. Initial implementation efforts have indicated that the completion of the project will result in additional costs. Further delays may result in yet more costs. If we encounter additional delays or difficulties in implementing the new ERP system, it could adversely affect our ability to do the following in a timely manner: manage and replenish inventory, fulfill and process orders, manufacture and ship products in a timely manner, invoice and collect receivables, place purchase orders and pay invoices, coordinate sales and marketing activities, prepare our financial statements, manage our accounting systems and controls and otherwise carry on our business in the ordinary course. Any such disruption could adversely affect our business, prospects, financial condition and results of operations. Moreover, delay or difficulties in implementation of the ERP system could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.

Terrorist acts or acts of war and natural disasters may seriously harm our business and revenues, costs and expenses and financial condition.

Terrorist acts, acts of war and natural disasters (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, any and all of which could significantly impact our revenues, expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence. The terrorist attacks that took place in the United States on September 11, 2001, along with terrorist attacks in Spain and  the United Kingdom, were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are largely uninsured for losses and interruptions caused by terrorist acts, acts of war and natural disasters.

Unforeseen health, safety or environmental costs could impact our future net earnings.

Some of our operations use substances that are regulated by various federal, state and international laws governing health, safety and the environment. We could be subject to liability if we do not handle these substances in compliance with safety standards for storage and transportation and applicable laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when not subject to local government regulations. We will record a liability for any costs related to health, safety or environmental remediation when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

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

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in the thirty-nine weeks ended October 2, 2005 by $18.9 million. Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $14.6 million as of October 2, 2005. Holding other variables constant, if the United States dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $11.9 million as of October 2, 2005.

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

As of October 2, 2005, the aggregate notional amount of our outstanding derivative contracts was $99.0 million, which contracts have varying maturities through June 2006.

Holding other variables constant, if the United States dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of October 2, 2005 would increase by approximately $5.9 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

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

Cash Flow Hedges

Beginning in July 2003, we began using foreign forward extra contracts (a combination of forward exchange and option contracts) and also option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up generally on a twelve-month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the dollar/euro exchange rate. The forward extra contract hedges have a bias to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens.

Prior to the second quarter of 2004, we did not meet the criteria to treat these derivatives as hedges and, accordingly, the changes in fair value were recorded in net income.  We recorded unrealized losses of $2.7 million and realized gains of $1.4 million related to these contracts in the thirty-nine week period ended July 4, 2004 as a component of other income.

In the second quarter of 2004, these derivatives met the criteria to be designated as hedges and, prospectively, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized losses of $1.4 million in the thirty-nine week period ended October 2, 2005 in cost of sales related to hedge results, compared to a realized gain of $0.1 million in the thirty-nine week period ended October 3, 2004. As of October 2, 2005, $1.8 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next twelve months as a result of the underlying hedged transactions also being recorded in net income.  In the second quarter of 2005, we recorded a charge of $0.2 million in other income (expense) related to hedge ineffectiveness.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relate to our investments.  Since we have no variable interest rate debt outstanding at October 2, 2005, our interest expense is relatively fixed and not affected by changes in interest rates.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

Cash, Cash Equivalents and Restricted Cash

As of October 2, 2005, we held cash and cash equivalents of $60.6 million and short-term restricted cash of $17.0 million that consist of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income by approximately $0.8 million assuming our cash and cash equivalent balances at October 2, 2005 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Fixed Rate Debt Securities

As of October 2, 2005, we held short and long-term fixed rate investments of $73.0 million that consisted of corporate notes and bonds and government-backed securities. These investments are recorded on our balance sheet at fair value based on quoted market prices.  Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of other comprehensive income (loss).  Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows.  Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $0.7 million assuming our investment balances at October 2, 2005 remained constant.

Variable Rate-Notes

As of October 2, 2005, we held variable-rate notes of $115.0 million.  Given the highly-liquid nature of variable-rate notes, cost is considered to approximate fair value for these securities and their fair value is not significantly impacted by interest rate fluctuations. Declines in interest rates over time would reduce our interest income from our investments in variable-rate notes, as interest rates are reset periodically to current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $1.2 million assuming our investment balances at October 2, 2005 remained constant.

Fair Value of Convertible Debt

The fair market value of our fixed rate convertible debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows.  At October 2, 2005, we had $225.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $213.8 million at October 2, 2005.

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

Part II - Other Information

Item 5.  Other Information

Termination of a Portion of the Convertible Note Hedge and Warrant

Concurrently with the issuance of $150 million of our zero coupon convertible subordinated notes in June 2003, we entered into convertible note hedge and warrant transactions with a counterparty affiliated with one of the initial purchasers of the notes.  The hedge and warrant transactions were intended to offset the potential dilutive effects of conversions of the notes under certain market conditions. To date, there have been no conversions of the notes and accordingly, no exercises of the hedge or warrant.

On November 7, 2005, we terminated 20% of the hedge and warrant in return for a cash payment of $2.4 million to us from the counterparty to these instruments. The termination of this portion will reduce the potential anti-dilutive effect of the hedge in the event of future conversions of the zero coupon notes.  The receipt of the $2.4 million will be recorded as an increase in contributed capital in the fourth quarter of 2005 and will not result in any gain or loss in our consolidated statement of operations.  In addition, in connection with the termination, the counterparty to these instruments may unwind positions in our securities or in derivatives related to our securities.

We will continue to evaluate the benefits of the remaining hedge and the warrant in light of market conditions and may, in the future, terminate all or a portion of the remaining hedge and warrant.  Such terminations would further reduce the potential anti-dilutive benefits of the hedge and may lead the counterparty to these instruments to further modify its positions in our securities or in related derivatives.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation. (1)
3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation. (2)
3.3	Amended and Restated Bylaws, as amended on April 17, 2003. (3)
4.1	Preferred Stock Rights Agreement dated July 21, 2005, between FEI Company and Mellon Investor Services, LLC. (2)
10.1	Form of Lock-Up Agreement between FEI Company and Certain of its Executive Officers and Other Members of Senior Management (4)
10.2	1995 Incentive Stock Option Plan, as amended to date (4)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)                                  Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended September 28, 2003.

(2)                                  Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)                                  Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003.

(4)                                  Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: November 9, 2005	/s/ VAHÉ A. SARKISSIAN
Vahé A. Sarkissian
Chief Executive Officer and President
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)