Form 10-K
period 2005-12-31
FEI CO
filed 2006-03-10
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock and associated Preferred Stock Purchase Rights (currently attached to and trading only with the Common Stock)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($22.73) as reported by The Nasdaq National Stock Market, as of the last business day of the registrant's most recently completed second fiscal quarter (July 1, 2005), was $330,649,628.

The number of shares outstanding of the registrant's Common Stock as of March 1, 2006 was 33,898,720 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2006 Annual Meeting of Shareholders filed, or to be filed, pursuant to Regulation 14A.

PART I

Item 1. Business

OVERVIEW

We were formed in 1971 and our shares began trading on The Nasdaq Stock Market in 1995. We are a leading supplier of products and systems that enable research, development and manufacture of nanoscale features by helping our customers to image, characterize, analyze and modify three-dimensional structures. We serve customers in the semiconductor, data storage and industry and institute markets in 50 countries. In each of these markets, decreasing feature sizes and the need for sub-surface, structural information drive demand for our products and services. The majority of our customers work in fields that are part of a new era of innovation known as nanotechnology, which can be described as the science of characterizing, analyzing and fabricating things smaller than 100 nanometers (a nanometer is one billionth of a meter).

Our solutions help our customers to develop products faster, control manufacturing processes better and understand the structure of a variety of complex substances.

We refer to our comprehensive suite of solutions as "Tools for NanoTech." These solutions include focused ion beam (FIB) equipment, scanning electron microscopes (SEMs), transmission electron microscopes (TEMs), and DualBeam systems, which combine a FIB and SEM on a single platform. To date, we have a total worldwide installed base of approximately 6,600 systems. The development of these solutions has been driven by our strong technology base that includes patented and proprietary technologies and the technical expertise and knowledge base of approximately 334 research and development personnel worldwide.

Growth in the industry and institute market is driven by advances in materials science and structural biology. In materials science, our solutions provide researchers and manufacturers atomic level resolution and permit analysis of advanced products. In structural biology, our solutions enable cell biologists and drug researchers to understand protein sequencing and the location and function of specific DNA-generated proteins within cells. Our products' ultra-high resolution imaging allows cell biologists to create detailed three-dimensional reconstructions of complex biological structures, enabling them to map proteins within cells. Our products are also used in a wide range of other applications, including pathology, forensics and failure analysis of a wide range of materials.

In prior years, our growth in the semiconductor market has been driven by shrinking line widths and process nodes to 65 nanometers and below, the use of multiple layers of new materials such as copper and low-k dielectrics, the increase in wafer size to 300 millimeters in diameter, increasing device complexity, shortening product life cycles and technology shifts to complete systems on a chip. Our products are used throughout the development and manufacturing cycles for semiconductors by enabling three-dimensional wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures.

In the data storage market, our growth is driven by rapidly increasing storage densities that require smaller Giant Magneto-Resistive, or GMR, heads, thinner geometries, the transition from longitudinal to perpendicular recording heads and materials that increase the complexity of device structures. Our products offer new capabilities that are focused on process and device geometry control and enable data storage manufacturers to produce next-generation products with greater precision and yield. These capabilities include three-dimensional metrology for GMR thin film head processing and root cause failure analysis.

We provide products or services to these markets from four segments of our business:

•  Microelectronics products include DualBeam systems, FIBs and computer aided design navigation and yield management software. Collectively, they accounted for approximately 38.5%, 45.1% and 40.5% of our net sales in the years ended December 31, 2005, 2004 and 2003, respectively;

•  Electron Optics products include SEMs and TEMs. They accounted for approximately 36.0%, 33.3% and 34.3% of our net sales in the years ended December 31, 2005, 2004 and 2003, respectively;

•  Service performed on our installed base of products, which made up approximately 23.8%, 19.5% and 22.5% of our net sales in the years ended December 31, 2005, 2004 and 2003, respectively; and

•  Components include electron and ion emitters and focusing columns and accounted for approximately 1.7%, 2.1% and 2.7% of our net sales in the years ended December 31, 2005, 2004 and 2003, respectively.

For a breakdown of our revenues, profits and losses and total assets by segment, see Note 22 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

CORE TECHNOLOGIES

We use several core technologies to deliver a range of value-added customer solutions. Our core technologies include:

•  focused ion beams, which allow modification of structures in sub-micron geometries;

•  focused electron beams, which allow imaging, analysis and measurement of structures at sub-micron and even atomic levels;

•  beam gas chemistries, which increase the effectiveness of ion and electron beams and allows etching and deposition of materials on structures at sub-micron levels; and

•  system automation and sample management tools, which provide faster access to data and improved ease of use for operators of our systems.

Particle beam technologies—focused ion beams and electron beams. The emission and focusing of ions, which are positively or negatively charged atoms, or electrons from a source material, is fundamental to many of our products. Particle beams are accelerated and focused on a sample for purposes of high resolution imaging and sample processing. The fundamental properties of ion and electron beams permit them to perform various functions.

FEI COMPANY AND SUBSIDIARIES

PART I Item 1. Business (continued)

The relatively low mass subatomic electrons interact with the sample and release secondary electrons. When collected, these secondary electrons can provide high quality images at nanometer scale resolution. In previously thinned samples, collection of high energy electrons transmitted through the sample can yield image resolution at the atomic scale. The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons. Through FIBs, the surface can be modified or milled with sub-micron precision by direct action of the ion beam or in combination with gases. Secondary electrons and ions may also be collected for imaging and compositional analysis. Our ion and electron beam technologies provide advanced capabilities and applications when coupled with our other core technologies.

Beam gas chemistry. Beam gas chemistry plays an important role in enabling our electron and ion beam based products to perform many tasks successfully. Beam gas chemistry involves the interaction of the primary ion beam with an injected gas near the surface of the sample. This interaction results in either the deposition of material or the enhanced removal of material from the sample. Both of these processes are critical to optimizing and expanding FIB and SEM applications. The industry and institute, semiconductor and data storage markets have growing needs for gas chemistry technologies, and we have aimed our development strategy at meeting these requirements.

•  Deposition: For example, deposition of materials enables our FIBs to connect or isolate features electrically on an integrated circuit. A deposited layer of metal also can be used before FIB milling to protect surface features for more accurate cross-sectioning or sample preparation.

•  Etching: The fast, clean and selective removal of material is the most important function of our FIBs. Our FIBs have the ability to mill specific types of material faster than other surrounding material. This process is called selective etching and is used to enhance image contrast or aid in the modification of various structures.

System automation and sample management. Drawing on our knowledge of application needs, and using robotics and image recognition and reconstruction software, we have developed automation capabilities that allow us to increase system performance, speed and precision. These capabilities have been especially important to our development efforts for in-line products and applications in the data storage and semiconductor markets and are expected to be increasingly important in emerging production and process control applications in industry and institute market. Two important areas where we have developed significant automation technologies are TEM sample preparation and three-dimensional process control. TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic-level, structures. TEM sample preparation has traditionally been a slow and difficult manual process. With our DualBeam systems and proprietary software, we have automated this process, significantly improving the sample consistency and overall throughput. Similarly, by automating three-dimensional process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management.

RESEARCH AND DEVELOPMENT

We have research, development and manufacturing operations in Hillsboro, Oregon; Sunnyvale, California; Mumbai, India; Eindhoven, The Netherlands; and Brno, Czech Republic.

Our research and development staff at December 31, 2005 consisted of 334 employees, including scientists, engineers, designer draftsmen, technicians and software developers. We also contract with Philips Research Laboratories for basic research applicable to our FIB, SEM and TEM technologies. In 2005, we paid Philips Research Laboratories approximately $4.0 million under these research contracts.

For more information on our agreement with Philips, see Note 19 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

During 2005, we introduced several new and improved products, including:

•  The Titan, a scanning/transmission electron microscope ("S/TEM"), which is the world's most powerful commercially available electron microscope, with the capability to produce images with a resolution of less than one Ångstrom (an Ångstrom is one-tenth of a nanometer);

•  a new generation of the Vitrobot, a cryogenic sample preparation device for life sciences applications, for viewing in transmission electron microscopes;

•  software and hardware improvements to the Tecnai series of transmission electron microscopes ("TEMs") to improve ease of use and speed 3D image reconstruction; and

•  the Nova NanoSEM, a low-vacuum scanning electron microscope for ultra-high resolution characterization of charging and/or contaminating samples, such as organic materials, substrates, porous materials, plastics and polymers.

We believe our knowledge of field emission technology and products incorporating focused ion beams remains critical to our performance in the focused charged particle beam business. Drawing on this technology, we have developed a number of product innovations, including:

•  the S/TEM system platform with unprecedented stability coupled with aberration correction and monochromator technology, enabling sub-angstrom resolution;

•  enhanced robotics, processes and tool connectivity enabling in-line sample liftout and S/TEM imaging from semiconductor wafers for defect analysis and process control applications;

•  advanced Environmental Scanning Electron Microscope ("ESEM") detector (the "Helix Detector") and immersion lens technology, enabling ultra-high resolution SEM imaging at low pressure in the new Nova NanoSEM;

•  advanced image processing hardware and software enabling high performance 3D tomographic, TEM based imaging; and

FEI COMPANY AND SUBSIDIARIES

•  advanced cryogenic fixation technology and subsequent imaging of aqueous samples at cryo temperatures in a TEM for aqueous biological, and colloidal polymer, pigment and nanoparticle samples.

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

The markets into which we sell our principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, we have expended substantial amounts of money on research and development. We generally intend to continue investing in research and development near current levels and believe that continued investment will be important to our ability to address the needs of our customers and to develop additional product offerings. Research and development efforts continue to be directed toward development of next generation product platforms, new ion and electron columns, beam chemistries, system automation and new applications. We believe these areas hold promise of yielding significant new products and existing product enhancements. Research and development efforts are subject to change due to product evolution and changing market needs. Often, these changes cannot be predicted.

MANUFACTURING

We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, the Netherlands; and Brno, Czech Republic. Our system manufacturing operations consist largely of final assembly and the testing of finished products. Product performance is documented and validated with factory acceptance and selective customer witness acceptance tests before these products are shipped. We also fabricate electron and ion source materials and manufacture component products at our facilities in Oregon and the Czech Republic.

Although many of the components and subassemblies included in our system products are standard products, a significant portion of the mechanical parts and subassemblies are custom made by a small number of suppliers, including Philips Enabling Technologies Group, B.V. and Sanmina-SCI. In addition, we obtain a significant portion of our component parts from a limited number of suppliers. Neways Electronics N.V. is a significant source for electronic subassemblies. Some of the subcomponents that make up the components and sub-assemblies supplied to us are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

SALES, MARKETING AND SERVICE

Sales and service operations are conducted in the United States and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in various additional countries.

Our sales and marketing staff at December 31, 2005 consisted of approximately 248 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products, which we expect to further expand our microelectronics and electron optics markets. Our sales force and marketing efforts are organized through the following three geographic sales and services divisions: North America, Europe and the Asia-Pacific region.

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

Our microelectronics products, electron optics products and component products are sold generally with a twelve month warranty. Customers may purchase service contracts for our microelectronics products and electron optics products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the three regions in which we have sales and service divisions. We also contract with independent service representatives for microelectronics products service in some foreign countries.

COMPETITION

The markets for our products are highly competitive. A number of our competitors and potential competitors have greater financial, marketing and production resources than we do. In addition, some of our competitors may cooperate

FEI COMPANY AND SUBSIDIARIES

PART I Item 1. Business (continued)

with each other, as in the case of the recently announced distribution arrangement between Seiko Instruments and Carl Zeiss SMT A.G. in Japan. Additionally, markets for our products are subject to constant change, due in part to evolving customer needs. As we respond to this change, the elements of competition as well as the specific competitors may change. Moreover, one or more of our competitors might achieve a technological advance that would put us at a competitive disadvantage.

Microelectronics

Our principal competitors for the sale of microelectronics products include JEOL Ltd., Hitachi, Ltd., Seiko Instruments Inc., Carl Zeiss SMT A.G., Applied Materials, Inc., Credence Systems Corporation and Orsay Physics S.A. We believe the key competitive factors in the microelectronics products market are performance, range of features, reliability and price. We believe that we are competitive with respect to each of these factors. We have, however, experienced price competition in the sale of our microelectronics products and believe price will continue to be an important factor in the sale of most models.

Electron Optics

Our competitors for the sale of electron optics products include JEOL Ltd., Hitachi, Ltd., and Carl Zeiss SMT A.G. The principal elements of competition in the electron optics products market are the performance characteristics of the system and the cost of ownership of the system, which is based on purchase price and maintenance costs. We believe we are competitive with respect to each of these factors, although we have faced increasing pressure on average selling price due to aggressive pricing practices of competitors. Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

Components

Competitors for our component products include Denki Kagaku Kogyo KK, Orsay Physics S.A., Topcon Corporation, Ionoptika Ltd., APCO and York Probe Sources Ltd. Our existing competitors for electron optics products and microelectronics products that manufacture components for their own use also are potential competitors for our component products. We believe our component products have features that allow us to compete favorably with others in this segment of our business.

Services

Our service business faces little significant third-party competition. Because of the highly specialized nature of our products and technology, and because of the critical mass necessary to support a worldwide field service capability, few competitors have emerged to provide service to our installed base of systems. Some of our older, less sophisticated equipment, particularly in the industry and institute market, is serviced by independent field service engineers who compete directly with us. We believe we will continue to provide most of the field service for our products.

PATENTS AND INTELLECTUAL PROPERTY

We rely on a combination of trade secret protection, trademarks, nondisclosure agreements and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, approximately 131 patents in the United States and approximately 170 patents outside of the United States, many of which correspond to the United States patents. Further, we have licenses for additional patents. Our patents expire over a period of time through the year 2024.

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

EMPLOYEES

At December 31, 2005, we had approximately 1,601 full-time, permanent employees and 73 temporary employees worldwide. The permanent employees included 381 in manufacturing, 334 in research and development, 482 in customer service; 248 in sales and marketing; and 156 in general administration. Some of the 1,034 employees who are employed outside of the United States are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our United States employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.

FEI COMPANY AND SUBSIDIARIES

BACKLOG

We only recognize backlog for firm purchase orders for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. At December 31, 2005, our product and service backlog was $149.5 million and $36.8 million, respectively, compared to $129.0 million and $31.0 million, respectively, at December 31, 2004. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

GEOGRAPHIC REVENUE AND ASSETS

The following table summarizes sales by geographic region in 2005 (in thousands):

	NORTH AMERICA	EUROPE	ASIA- PACIFIC	TOTAL
Product sales	$83,845	$127,791	$114,043	$325,679
Service sales	49,162	33,100	19,288	101,550
Total sales	$133,007	$160,891	$133,331	$427,229

Sales to countries which totaled 10% or more of our total net sales in 2005 were as follows (dollars in thousands):

	DOLLAR AMOUNT	% OF TOTAL SALES
United States	$131,409	30.8%
Germany	$54,045	12.7%
Japan	$47,638	11.2%

Our long-lived assets were geographically located as follows at December 31, 2005 (in thousands):

United States	$40,106
The Netherlands	16,813
Other	41,077
Total	$97,996

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

WHERE YOU CAN FIND MORE INFORMATION

Our principal executive offices are located at 5350 NE Dawson Creek Drive, Hillsboro, Oregon 97124. Our Internet address is www.feicompany.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 as amended ("Exchange Act"). We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC's Public Reference Room located at 100 F. Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain copies of these materials free of charge by contacting our investor relations department at (503) 726-7500.

Item 1A. Risk Factors

Our business is complex, and changes to the business may not achieve their desired benefits.

Our business is based on a myriad of technologies, encompassed in multiple different product lines, addressing various markets in different regions of the world. A business of our breadth and complexity requires significant management time, attention and resources. In addition, significant changes to our business, such as changes in manufacturing, operations, product lines, market focus or organizational structure or focus, can be distracting, time-consuming and expensive. These changes can have short-term adverse effects on our financial results, and may not provide their intended long-term benefits. Failure to achieve these benefits would have a material adverse impact on our business and financial results.

We operate in highly competitive industries and we cannot be certain that we will be able to compete successfully in such industries.

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do, and may price their products very aggressively. Our significant competitors include: JEOL Ltd., Hitachi Ltd., Seiko Instruments Inc., Carl Zeiss SMT A.G., Applied Materials, Orsay Physics S.A. and Credence Systems Corporation. In addition, some of our competitors may cooperate with each other, as in the case of the recently announced distribution arrangement between Seiko Instruments, Inc. and Carl Zeiss SMT A.G. in Japan.

FEI COMPANY AND SUBSIDIARIES

PART I Item 1A. Risk Factors (continued)

A substantial investment is required by customers to install and integrate capital equipment into their laboratories and process applications. As a result, once a manufacturer has selected a particular vendor's capital equipment, the manufacturer generally relies on that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor's capital equipment, we expect to experience difficulty selling to that customer for a significant period of time.

Our ability to compete successfully depends on a number of factors both within and outside of our control, including:

•  price;

•  product quality;

•  breadth of product line;

•  system performance;

•  ease of use;

•  cost of ownership;

•  global technical service and support;

•  success in developing or otherwise introducing new products; and

•  foreign currency movements.

We cannot be certain that we will be able to compete successfully on these or other factors, which could negatively impact our revenues, gross margins and net income in the future.

The loss of one or more of our key customers would result in the loss of significant net revenues.

Although no single customer makes up more than 10% of our net revenues, a relatively small number of customers account for a large percentage of our net revenues. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.

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

We have historically shipped approximately 75% of our products in the last month of each quarter. As any one shipment may be significant to meet our quarterly sales projection, any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. and Benchmark Electronics for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

The industries in which we sell our products are cyclical, which may cause our results of operations to fluctuate.

Our business depends in large part on the capital expenditures of industry and institute, semiconductor and data storage customers, which accounted for the following percentages of our net sales (product and service) for the periods indicated:

YEAR ENDED DECEMBER 31,	2005	2004
Industry and Institute	52.3%	46.4%
Semiconductor	40.5	46.4
Data Storage	7.2	7.2

FEI COMPANY AND SUBSIDIARIES

The data storage and semiconductor industries are cyclical. These industries have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or more of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, in 2005, the semiconductor equipment market experienced weakness. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers' products in the future would cause our business to decline. During downturns, our sales or margins may decline.

The industry and institute market also is affected by overall economic conditions, but is not as cyclical as the semiconductor and data storage markets. However, industry and institute customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary and/or economic constraints. In 2005, North American industry and institute revenues were weak. We believe this weakness was due, at least in part, to delays in government funding to our customers and potential customers.

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

Due to these and other factors, our net revenues and results of operations have fluctuated in the past and are likely to fluctuate significantly in the future on a quarterly and annual basis. It is possible that in some future quarter or quarters our results of operations will be below the expectations of public market analysts or investors. In such event, the market price of our common stock may decline significantly.

Many of our projects are funded under federal, state and local government contracts and if we are found to have violated the terms of the government contracts or applicable statutes and regulations, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse affect on our business and results of operations.

In addition, government contracts are subject to specific procurement regulations, contract provisions, and requirements relating to the formation, administration, performance, and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer the loss of the contracts, which could have a material adverse effect on our business and results of operations.

Changes and fluctuations in government's spending priorities could adversely affect our revenue expectations.

Because a substantial part of our overall business is generated either directly or indirectly as a result of federal and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions are often unpredictable and may affect our revenues.

Political instability in key regions around the world coupled with the United States government's commitment to the war on terror put at risk federal discretionary spending, including spending on nanotechnology research programs and projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in the federal matching funds, as well as financing of federal unfunded mandates, creates strong pressures to cut back on research expenditures as well. There can be no assurances that potential reduction of federal funding would not adversely affect our business.

FEI COMPANY AND SUBSIDIARIES

PART I Item 1A. Risk Factors (continued)

We have long sales cycles for our systems, which may cause our results of operations to fluctuate and could negatively impact our stock price.

Our sales cycle can be 12 months or longer and is unpredictable. Variations in the length of our sales cycle could cause our net sales and, therefore, our business, financial condition, results of operations, operating margins and cash flows, to fluctuate widely from period to period. These variations could be based on factors partially or completely outside of our control.

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

As of December 31, 2005, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics N.V., owned approximately 25% of our outstanding common stock. In addition, Jan C. Lobbezoo, Executive Vice President, Philips International B.V., an affiliate of Philips, serves on our Board of Directors. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

•  effective sales, service and marketing functions; and

•  product performance.

Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for products under development and the equipment required to produce such products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers' changing needs and emerging technological trends, to complete engineering and development projects in a timely manner and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will result in products that the market will accept. For example, we have invested significant resources in the development of three-dimensional metrology products for semiconductor wafer manufacturing and sales have been modest. If three-dimensional metrology is not widely accepted, or if we fail to develop products that are accepted by the marketplace, our long-term growth

FEI COMPANY AND SUBSIDIARIES

could be harmed. In addition, we have invested substantial resources in our new Titan S/TEM electron microscope, and further engineering and development will be required to take full advantage of this new S/TEM platform. If the completion of further development is delayed, potential revenue growth could be deferred.

To the extent that a market does not develop for a new product, we may decide to discontinue or modify the product. These actions could involve significant costs and/or require us to take charges in future periods. If these products are accepted by the marketplace, sales of our new products may cannibalize sales of our existing products. Further, after a product is developed, we must be able to manufacture sufficient volume quickly and at low cost. To accomplish this objective, we must accurately forecast production volumes, mix of products and configurations that meet customer requirements. If we are not successful in making accurate forecasts, our business and results of operations could be significantly harmed.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

We have undertaken restructuring plans to bring operational expenses to appropriate levels for our business. In 2005, we took significant restructuring charges in connection with the closing of our Peabody, Massachusetts plant and otherwise. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees and engineers.

Because we have significant operations outside of the United States, we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.

Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. In the years ended December 31, 2005 and 2004, approximately 69% and 62%, respectively, of our revenues came from outside of the United States. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries. In addition, approximately 31% of our sales in the years ended December 31, 2005 and 2004 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

Moreover, we operate in approximately 50 countries; 29 with a direct presence and an additional 21 via sales agents. Some of our global operations are geographically isolated, are distant from corporate headquarters and /or have little infrastructure support. Therefore maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.

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

•  travel and transportation difficulties resulting from actual or perceived health risks (e.g. SARS and Avian Influenza); and

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

FEI COMPANY AND SUBSIDIARIES

PART I Item 1A. Risk Factors (continued)

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 69% and 62% of our sales from foreign countries in the years ended December 31, 2005 and 2004, respectively. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. As of December 31, 2005, we had total convertible long-term debt of approximately $225.0 million, due in 2008. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

•  the dilutive effects on our shareholders as a result of up to 1,514,540 shares of our common stock that would be issued in the event all or a portion of the 5.5% Subordinated Convertible Note holders elect to convert their notes;

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

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would impact our financial position.

As a corporation with operations both in the United States and abroad, we are subject to income taxes in both the United States and various foreign jurisdictions. Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following factors, among others:

•  the effects of a mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•  our ability to utilize recorded deferred tax assets;

•  changes in contingencies related to taxes, interest or penalties resulting from tax audits; and

•  changes in tax laws or the interpretation of such laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

FEI COMPANY AND SUBSIDIARIES

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions.

We are regularly under audit by tax authorities with respect to both income and non-income taxes and may have exposure to additional tax liabilities as a result of these audits.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We may have underestimated past restructuring charges or we may incur future restructuring and asset impairment charges, either of which may adversely impact our results of operations.

In 2005 and over the last few years, we initiated a series of restructurings of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities. Restructuring charges for 2005 totaled $8.5 million. We anticipate having further reductions to our workforce and will continue to consolidate additional facilities in the first half of fiscal 2006. We may incur additional restructuring and related expenses, which may have a material adverse effect on our business, financial condition or results of operations. The charges in connection with these restructurings are only estimates and may not be accurate. As part of these restructurings, we ceased to use certain of our leased facilities and, accordingly, we have negotiated, and are continuing to negotiate, certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. If we are not successful in negotiating terms acceptable to us, or at all, we may be required to materially increase our restructuring and related expenses in future periods. Further, if we have further reductions to our workforce or consolidate additional facilities in the future we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, we test our goodwill and other intangible assets for impairment annually or when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material impact on our results of operations. We could also incur material charges as a result of write-downs of inventories or other tangible assets.

FASB's adoption of Statement 123(R) will affect our reported results of operations and may affect how we compensate our employees and conduct our business.

On October 13, 2004, the FASB adopted Statement 123(R), "Share-Based Payment," which will require us, starting in fiscal 2006, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If the FASB's Statement 123(R) was in effect for the periods reported in this Annual Report on Form 10-K, we would have had to reduce net income by approximately $34.4 million, $12.4 million and $9.5 million, net of tax, respectively, for the years ended December 31, 2005, 2004 and 2003.

In October 2005, we announced the acceleration of vesting of certain unvested, underwater stock options. The effect of this acceleration will be to reduce the aggregate compensation expense in 2006 and future years as a result of implementing SFAS No. 123(R). However, this acceleration did not eliminate all of the additional compensation charges that we will incur due to the adoption of the new rule.

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

A significant portion of our sales and expenses are denominated in currencies other than the United States dollar, principally the euro. Approximately 15% to 25% of our revenue in a given year is denominated in euros, while more than half of our expenses are denominated in euro or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the United States dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows.

We enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. We also enter into various forward extra contracts (a combination of a foreign forward exchange contract and an option), as well as standard option contracts, to partially mitigate the impact of changes in the euro against the dollar on our European operating results. These contracts are considered derivatives. We are required to carry all open derivative contracts on our balance sheet at fair value. When specific accounting criteria have been met, derivative contracts can be designated as hedging instruments and changes in fair value related to these derivative contracts are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. When the designated hedges mature, they are recorded in cost of goods sold. We are

FEI COMPANY AND SUBSIDIARIES

PART I Item 1A. Risk Factors (continued)

required to record changes in fair value for derivatives not designated as hedges in net income in the current period. Prior to the second quarter of fiscal 2004, none of our derivative contracts were designated as hedges and all realized and unrealized gains and losses were recognized in net income in the current period. Our ability to designate derivative contracts as hedges significantly reduces the volatility in our operating results due to changes in the fair value of the derivative contracts.

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts' ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluation in 2005, we recorded charges totaling $0.5 million in other income/expense related to hedge dedesignations and ineffectiveness. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $1.5 million, $3.1 million and $1.2 million, respectively, in 2005, 2004 and 2003.

Our acquisition and investment strategy subjects us to risks associated with evaluating and pursuing these opportunities and integrating these businesses.

In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources. As part of this effort, we may make acquisitions of, or make significant debt and equity investments in, businesses with complementary products, services and/or technologies. Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies. The inability to effectively manage any of these risks could seriously harm our business. Additionally, difficulties in integrating any potential acquisitions into our internal control structure could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.

Our debt and equity investments in unconsolidated subsidiaries, which totaled $3.3 million at December 31, 2005, may not prove to be successful and we could lose all or a portion of our investments and/or could be required to take write-offs related to these investments. In 2005, we recorded impairment charges and realized losses totaling $6.4 million related to these investments and may be required to record additional impairment charges related to these investments in the future. To the extent we make investments in entities that we control, or have significant influence in, our financial results will reflect our proportionate share of the financial results of the entity.

Issues arising from our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. During 2005, we embarked upon a new enterprise resource planning ("ERP") software system to enable us to fully integrate our diverse locations and processes. In total, $7.6 million was spent in 2005 with another $0.4 million spent in the first quarter of 2006. After a review of the projected costs and time to complete the project, we abandoned this project and expensed these costs in the respective periods discussed above.

Updating our existing system presents the potential for additional difficulties. Moreover, if the existing system, as updated, is not sufficient to meet our needs, it could adversely affect our ability to do the following in a timely manner: manage and replenish inventory, fulfill and process orders, manufacture and ship products in a timely manner, invoice and collect receivables, place purchase orders and pay invoices, coordinate sales and marketing activities, prepare our financial statements, manage our accounting systems and controls and otherwise carry on our business in the ordinary course. Any such disruption could adversely affect our business, prospects, financial condition and results of operations. Moreover, difficulties arising from the ERP system could result in a failure of our internal control over financial reporting, which, in turn, could result in a material weakness and a qualified report from our independent registered public accounting firm.

Terrorist acts or acts of war and natural disasters may seriously harm our business and revenues, costs and expenses and financial condition.

Terrorist acts, acts of war and natural disasters (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, any and all of which could significantly impact our revenues, expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in

FEI COMPANY AND SUBSIDIARIES

ways that cannot presently be predicted. We are largely uninsured for losses and interruptions caused by terrorist acts, acts of war and natural disasters and our headquarters are located in Oregon, which is subject to earthquakes.

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

Our articles of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. Among other things, our Board of Directors has adopted a shareholder rights plan, or "poison pill," which would significantly dilute the ownership of a hostile acquirer. These provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by our shareholders. See "Description of Capital Stock" for additional information on these provisions.

Many of our current and planned products are highly complex and may contain defects or errors that can only be detected after installation, which may harm our reputation.

Our products are highly complex, and there is no assurance that our extensive product development, manufacturing and testing processes will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us. As a result, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers and other losses to us or to our customers. These occurrences could also result in the loss of, or delay in, market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

Some of our systems use hazardous gases and emit x-rays, which, if not properly contained, could result in property damage, bodily injury and death.

A hazardous gas or x-ray leak could result in substantial liability and could also significantly damage customer relationships and disrupt future sales. Moreover, remediation could require redesign of the tools involved, creating additional expense, increasing tool costs and damaging sales. In addition, the matter could involve significant litigation that would divert management time and resource and cause unanticipated legal expense. Further, if such a leak involved violation of health and safety laws, we may suffer substantial fines and penalties in addition to the other damage suffered.

We may not be successful in obtaining the necessary export licenses to conduct operations abroad, and the United States Congress may prevent proposed sales to foreign customers.

We are subject to export control laws that limit who we sell to, what we sell and where. Moreover, licenses for the export are required from government agencies for some of our products in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act of 1977, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad. Failure to comply with applicable export controls or the termination or significant limitation on our ability to export certain of our products would have an adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in a facility we own in Hillsboro, Oregon. This facility totals approximately 180,000 square feet and houses all of our Hillsboro-based activities, including manufacturing, research and development, corporate finance and administration and sales and marketing.

We also maintain an administrative, development and manufacturing facility in Eindhoven, The Netherlands, consisting of approximately 244,169 square feet of space. The lease for this space expires in 2018. Present lease payments are approximately $250,000 per month.

We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of approximately 92,570 square feet of space, and is leased for approximately $110,000 per month. The lease expires in 2012.

FEI COMPANY AND SUBSIDIARIES

PART I Item 2. Properties (continued)

We operate sales and service offices in leased facilities in France, Germany, Italy, Japan, the Netherlands, the United Kingdom and the United States, as well as other smaller offices in the other countries where we have direct sales and service operations. In some of these locations, we lease space directly. In other locations, we obtain space through service agreements with affiliates of Philips. We are in the process of closing several of our European sales offices and consolidating these operations into our offices in The Netherlands. This consolidation should be complete in the first half of 2006. We expect that our facilities arrangements, after the office closures, will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products. In addition, we believe that if product demand increases, we can use outsourced manufacturing of spare parts as a means of adding capacity without increasing our direct investment in additional facilities.

Item 3. Legal Proceedings

As of the date hereof, there is no material litigation pending against us. From time to time, we become party to litigation and subject to claims arising in the ordinary course of our business. To date, these actions have not had a material adverse effect on our business, financial position, results of operations or cash flows, and although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2005.

FEI COMPANY AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Stock Market under the symbol FEIC. The high and low sales prices on The Nasdaq Stock Market for the past two years were as follows:

2004	HIGH	LOW
Quarter 1	$28.50	$20.17
Quarter 2	25.25	18.87
Quarter 3	23.27	16.66
Quarter 4	23.06	18.30
2005	HIGH	LOW
Quarter 1	$25.78	$19.39
Quarter 2	23.70	17.66
Quarter 3	24.65	18.96
Quarter 4	21.08	17.75

The approximate number of beneficial shareholders and shareholders of record at March 6, 2006 was 8,500 and 106, respectively.

In February 1997, we acquired the electron optics business of Koninklijke Philips Electronics N.V., or Philips, pursuant to a combination agreement between us and a subsidiary of Philips. We issued shares of our common stock to Philips at the time of the combination and agreed to issue additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised. The additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. During 2005, we did not issue any shares of our common stock to Philips in connection with this agreement. As of December 31, 2005, 185,000 shares of our common stock remain issuable under this agreement.

We did not pay or declare any cash dividends in 2005 or 2004. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled "Securities Authorized for Issuance Under Equity Compensation Plans" in the proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

FEI COMPANY AND SUBSIDIARIES

PART II

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

IN THOUSANDS (EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31,	2005	2004	2003	2002	2001
Statement of Operations Data
Net sales	$427,229	$465,705	$360,977	$341,381	$376,004
Cost of sales [1]	275,406	276,249	215,666	191,568	193,612
Gross profit	151,823	189,456	145,311	149,813	182,392
Total operating expenses [2]	197,773	156,821	131,743	131,199	123,318
Operating (loss) income	(45,950)	32,635	13,568	18,614	59,074
Other expense, net [3]	(9,833)	(8,264)	(2,831)	(4,946)	(4,074)
(Loss) income before income taxes	(55,783)	24,371	10,737	13,668	55,000
Income tax expense [4]	22,375	7,798	3,543	4,990	22,494
Net (loss) income	$(78,158)	$16,573	$7,194	$8,678	$32,506
Basic (loss) income per share	$(2.33)	$0.50	$0.22	$0.27	$1.06
Diluted (loss) income per share	$(2.33)	$0.42	$0.20	$0.26	$1.02
Shares used in basic per share calculations	33,595	33,253	32,930	32,493	30,563
Shares used in diluted per share calculations	33,595	39,668	36,844	33,460	31,986
DECEMBER 31,	2005	2004	2003	2002	2001
Balance Sheet Data
Cash and cash equivalents	$59,177	$112,602	$97,430	$162,879	$176,862
Working capital	324,496	435,152	413,004	297,539	349,024
Total assets	656,031	841,044	755,145	636,479	607,476
Convertible debt	225,000	295,000	295,000	175,000	175,000
Shareholders' equity	292,443	379,570	336,293	326,925	296,516

1 Included in 2005 cost of sales was $14.2 million of inventory write-downs related to the closure of our Peabody, Massachusetts facility, the relocation and refocus of the product lines that were at that facility, a price adjustment on a product sale from that operation and capitalized software impairment charges related to certain semiconductor products.

2 Included in 2005 operating expenses were the following:

•  $25.4 million of asset impairments primarily related to semiconductor products and the write-off of all costs related to our enterprise resource planning ("ERP") system as we determined that the future cost required to complete the ERP system did not justify the potential return; and

•  $8.5 million of restructuring charges, primarily for severance, lease terminations and relocation expenses for the closure of our Peabody facility and consolidation of certain of our European facilities.

Included in 2004 operating expenses was a $0.6 million charge for restructuring, reorganization and relocation.

Included in 2003 operating expenses was a $1.7 million charge for restructuring, reorganization and relocation related to our fourth quarter 2002 and second quarter 2003 restructuring and reorganization plans, plus $1.2 million for the write-off of in-process purchased technology.

Included in 2002 operating expenses was a restructuring charge of $5.5 million undertaken to consolidate operations, eliminate redundant facilities and reduce operating expenses, plus a charge of $6.8 million for the proposed merger with Veeco Instruments Inc., which was subsequently cancelled.

Included in 2001 operating expenses was a charge of $3.4 million to write off acquired in-process research and development in connection with acquisitions.

3 Included in 2005 other expense, net was $6.4 million for realized losses on investments in privately-held companies and the write-down of certain of these investments for which we concluded an "other-than-temporary" impairment existed.

Included in 2003 other expense, net was $3.5 million related to currency and hedging gains.

Included in 2001 other expense, net was a valuation charge of $3.7 million to adjust the carrying value of our cost method investment in Surface/Interface, Inc. to reflect the price we paid to acquire the rest of Surface/Interface in 2001.

4 Our 2005 tax expense primarily consisted of $15.1 million in expense related to the establishment of valuation allowances against the United States deferred tax assets, which offset the benefit from United States net operating losses generated in 2005. Additionally, we had approximately $10.9 million of foreign tax expense, which was offset by a net current tax benefit of $4.1 million primarily related to tax audit settlements in the United States.

FEI COMPANY AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our 2006 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves or anticipated performance of products or services; any statements related to the needs or expected growth of our target markets; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. "Risk Factors" for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

SUMMARY OF PRODUCTS AND SEGMENTS

We are a leading supplier of products that enable the research, development and manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. We serve the semiconductor, data storage and industry and institute markets where decreasing feature sizes and the need for sub-surface, structural information drive the need for our equipment and services. Our products and systems include hardware and software for focused ion beams, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as CAD navigation and yield management software. TEMs and SEMs comprise our electron optics segment products. DualBeam systems, FIBs and CAD navigation and yield management software products collectively comprise our microelectronics segment products.

Our DualBeam systems include models that have wafer handling capability that are purchased by semiconductor manufacturers ("wafer-level DualBeam systems") and models that have small stages and are sold to customers in several markets ("small stage DualBeam systems").

During 2005, we introduced a new ultra-high resolution scanning TEM, or S/TEM, the Titan.

OVERVIEW

Our consolidated bookings and revenues declined in 2005 compared with 2004.

The most significant weakness in customer demand in 2005 was in the semiconductor market, which experienced weakness throughout 2005. Bookings from semiconductor customers decreased 33% in 2005 compared to 2004.

Bookings from the industry and institute market increased 12% in 2005 compared to 2004, primarily as a result of successful new product introductions. This market continued to be affected, however, by a slow-down in growth in United States government funding of nanotechnology research.

Bookings from the data storage market were relatively flat, with a 1% decrease in 2005 compared to 2004.

By product, bookings strength continued to come from our transmission electron microscopes. Shipments of our new Titan S/TEM began in the third quarter of 2005. The strength in TEM demand was offset by weakness in several other product areas, most notable in wafer-level DualBeam systems and small stage DualBeam systems.

We experienced significant losses in 2005. This was primarily a result of the actions we took related to the weak performance of our semiconductor businesses and their related markets, which precipitated our decision to execute an extensive restructuring plan to consolidate operations, including the closure of our Peabody, Massachusetts plant. We believe the actions taken are essentially complete with the exception of some additional costs to be incurred related to European sales office consolidation, which is expected to be completed in the first half of 2006.

Our financial results for 2005 reflected the following:

•  Included in cost of sales were $14.2 million of inventory write-downs related to portions of our semiconductor businesses and to the closure of our Peabody, Massachusetts facility, which primarily manufactured and supported products sold to semiconductor markets, as well as capitalized software impairment charges related to certain semiconductor products;

•  Included as a separate component of operating expenses were $25.4 million of asset impairments primarily related to semiconductor business and the write-off of all costs related to our enterprise resource planning ("ERP") system as we discontinued its implementation;

•  Included as a separate component of operating expenses was $8.5 million of restructuring charges, primarily for severance, lease terminations and relocation expenses for

FEI COMPANY AND SUBSIDIARIES

PART II Item 7. Management's Discussion and Analysis (continued)

the closure of our Peabody facility and consolidation of certain of our European facilities;

•  Included as a component of other expense, net were charges totaling $6.4 million for realized losses on our investments in privately-held companies and the write-down to fair value of certain of these investments for which we concluded an "other-than-temporary" impairment existed; and

•  Our 2005 tax expense primarily consisted of $15.1 million in expense related to the establishment of valuation allowances against the United States deferred tax assets, which offset the benefit from United States net operating losses generated in 2005. Additionally, we had approximately $10.9 million of foreign tax expense, which was offset by a net current tax benefit of $4.1 million primarily related to tax audit settlements in the United States.

Combined, these charges totaled $76.4 million in 2005.

OUTLOOK FOR 2006

Beginning in 2006, we will report our revenue based on the market-focused organization that we put into place in 2005. Our semiconductor and data storage markets will be reported together as NanoElectronics and our Industry and Institute market will be broken into NanoResearch and Industrial and NanoBiology markets.

While 2005 was a difficult year for our semiconductor market products, our bookings in the fourth quarter of 2005 were up 7% from the third quarter of 2005 and we built backlog in this market in the second half of 2005. Accordingly, we expect an improvement in this market going into 2006.We also expect continued momentum for our data storage tools in the first half of 2006 as the technology transition from longitudinal recording devices to perpendicular recording devices accelerates. Lastly, we expect continued strength in all of our markets for our TEM product line in 2006.

We expect our gross margins to improve in 2006 compared to 2005 as a result of the conclusion to our restructuring efforts, including the closure of our Peabody facility, increased sales volume and a more linear shipping schedule. Additionally, we do not anticipate inventory write-down charges to the magnitude experienced in 2005 that negatively affected our gross margins.

Our operating expenses are expected to decline due to reduced restructuring and related charges, but these decreases will be offset by increased stock-based compensation costs in accordance with SFAS 123(R).

It is possible that our operating results in coming quarters could be affected somewhat by volatility in exchange rates. However, with our hedging program, we are better able to match realized gains and losses pertaining to these derivative contracts with the actual economic gains and losses of the underlying hedge transaction in the appropriate line items of our statement of operations. See also Item 7A. Quantitative and Qualitative Disclosures about Market Risk below.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data in thousands of dollars.

YEAR ENDED DECEMBER 31,	2005	2004	2003
Net sales	$427,229	$465,705	$360,977
Cost of sales	275,406	276,249	215,666
Gross profit	151,823	189,456	145,311
Research and development	59,871	55,857	46,312
Selling, general and administrative	99,787	94,433	77,444
Amortization of purchased technology	4,219	5,924	5,069
Purchased in-process research and development	–	–	1,240
Asset impairment	25,352	–	–
Restructuring, reorganization and relocation costs	8,544	607	1,678
Operating (loss) income	(45,950)	32,635	13,568
Other expense, net	9,833	8,264	2,831
(Loss) income before income taxes	(55,783)	24,371	10,737
Income tax expense	22,375	7,798	3,543
Net (loss) income	$(78,158)	$16,573	$7,194

The following table sets forth our statement of operations data as a percentage of net sales.

YEAR ENDED DECEMBER 31, [1]	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.5	59.3	59.7
Gross profit	35.5	40.7	40.3
Research and development	14.0	12.0	12.8
Selling, general and administrative	23.4	20.3	21.5
Amortization of purchased technology	1.0	1.3	1.4
Purchased in-process research and development	–	–	0.3
Asset impairment	5.9	–	–
Restructuring, reorganization and relocation costs	2.0	0.1	0.5
Operating (loss) income	(10.8)	7.0	3.8
Other expense, net	2.3	1.8	0.8
(Loss) income before income taxes	(13.1)	5.2	3.0
Income tax expense	5.2	1.7	1.0
Net (loss) income	(18.3)%	3.6%	2.0%

1 Percentages may not add due to rounding.

Net sales decreased $38.5 million, or 8.3%, to $427.2 million, in 2005 compared to $465.7 million in 2004. The decrease in net sales was driven primarily by the slow-down in the semiconductor industry, which resulted in lower sales volumes in our semiconductor products within the microelectronics segment. These sales declines were offset by higher service revenue in 2005 as described more fully below.

Net sales increased $104.7 million, or 29.0%, to $465.7 million, in 2004 compared to $361.0 million in 2003. The increase in net sales was driven primarily by increased sales to the microelectronics segment, due to stronger semiconductor industry conditions in 2004

FEI COMPANY AND SUBSIDIARIES

compared to 2003, as well as increased electron optics segment sales from nanotechnology research, which are described more fully below.

Net Sales by Segment

Net sales include sales in our microelectronics, electron optics, components and service segments. Net sales by segment (in thousands) and as a percentage of total sales were as follows:

YEAR ENDED DECEMBER 31,	2005		2004		2003
Microelectronics	$164,724	38.5%	$210,016	45.1%	$146,199	40.5%
Electron Optics	153,722	36.0%	155,097	33.3%	123,927	34.3%
Service	101,550	23.8%	90,797	19.5%	81,095	22.5%
Components	7,233	1.7%	9,795	2.1%	9,756	2.7%
	$427,229	100.0%	$465,705	100.0%	$360,977	100.0%

Microelectronics

The $45.3 million, or 21.6%, decrease in microelectronics sales in 2005 compared to 2004 primarily was due to the weakness in the semiconductor equipment market in 2005, as well as in the data storage market in the second half of 2005, which resulted in fewer units sold in 2005 compared to 2004, particularly our circuit edit and mask repair tools. The weaknesses in the semiconductor and data storage markets were partially offset by strong semiconductor equipment sales from our backlog in the first quarter of 2005, primarily of our wafer-level DualBeam systems. Small stage DualBeam system sales in 2005 were slightly lower than in 2004 mainly due to product mix.

The $63.8 million, or 43.7%, increase in microelectronics sales in 2004 compared to 2003 primarily was due to increased capital spending by the semiconductor industry, which positively affected unit sales of our 300 mm defect analysis tools and of our newer small stage DualBeam systems. We also had improvements in sales of our circuit edit and mask repair tools in 2004 compared to 2003. In addition, we had $8.2 million of software sales related to our Knights Technology software (purchased as the EGSoft division of Electroglas in the third quarter of 2003) in 2004, compared to $4.1 million in 2003.

Electron Optics

The $1.4 million, or 0.9%, decrease in our electron optics segment in 2005 compared to 2004 primarily was due to our exit from the SIMS business line in the second quarter of 2005, mostly offset by increased demand for our TEM products and our environmental SEM ("ESEM") products, which were introduced in the first quarter of 2005. The ESEM products allow for a broader range of samples to be analyzed. We also began shipping our Titan S/TEM product in the third quarter of 2005, which contributed to the offsetting factors. The selling prices for our new S/TEM products are generally higher than the existing line of TEM products. The increase in selling prices was partially offset by an approximately 6% decrease in TEM unit sales.

The $31.2 million, or 25.2%, increase in our electron optics segment in 2004 compared to 2003 primarily was due to unit increases in sales of our SEM products and increased sales of our higher-end TEM products, which were partially driven by increased spending in the research market and improved product positioning.

Service

The $10.8 million, or 11.8%, increase in our service segment revenue in 2005 compared to 2004, as well as the $9.7 million, or 12.0%, increase in 2004 compared to 2003, primarily were due to continued expansion of our installed base. Service sales are driven by the size of our installed base and the percentage of our installed base that is more than one year old, as our warranty period is typically one year. Customers usually enter into service contracts after the warranty expires.

Components

Our component sales, which comprised less than 3% of our net sales from 2003 to 2005, tend to follow the cyclical pattern of the semiconductor equipment business. Certain of our component sales include equipment refurbishment.

The decrease in 2005 compared to 2004 was primarily due to the slow-down in the semiconductor equipment business and increased product reliability, which has caused refurbishment revenue to decline.

Sales from our component segment were flat in 2004 compared to 2003 as improvements in the semiconductor equipment business, primarily in the first three quarters of 2004, were offset by a longer product life for our products.

Net Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, which we expect to continue. The following table shows our net sales by geographic location (dollars in thousands):

YEAR ENDED DECEMBER 31,	2005		2004		2003
North America	$133,007	31.1%	$177,191	38.1%	$128,587	35.6%
Europe	160,891	37.7%	144,098	30.9%	124,487	34.5%
Asia-Pacific Region	133,331	31.2%	144,416	31.0%	107,903	29.9%
	$427,229	100.0%	$465,705	100.0%	$360,977	100.0%

FEI COMPANY AND SUBSIDIARIES

PART II Item 7. Management's Discussion and Analysis (continued)

North America

Sales in North America decreased $44.2 million, or 24.9%, in 2005 compared to 2004 primarily due to softness in the semiconductor industry, a slow-down in growth of United States government funding for nanotechnology research in the industry and institute market and inefficiencies in our sales force due to organizational changes. These declines were partially offset by growth in our service revenues.

The $48.6 million, or 37.8%, increase in sales in North America in 2004 compared to 2003 primarily was due to the improvement in the semiconductor industry, which positively affected unit sales of our 300 mm defect analysis tools and of our small stage DualBeam systems. Also, with the increase in our installed base, service revenues increased in 2004 compared to 2003. We also had increases in sales of our mask repair and circuit edit tools in 2004 compared to 2003. In addition, we had $8.2 million of Knights Technology software sales in 2004, compared to $4.1 million in 2003 and, virtually all sales from our components segment are in the United States.

Europe

The $16.8 million, or 11.7%, increase in sales in Europe in 2005 compared to 2004 was primarily due to sales of our Titan S/TEM products, which began shipping in the third quarter of 2005, sales of our ESEM products, which began shipping in the first quarter of 2005, and increases in our other SEM products. Increased service revenue also contributed to the growth. There were no appreciable effects on revenue in Europe from currency exchange rates.

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

Asia-Pacific Region

Sales in the Asia-Pacific Region decreased $11.1 million, or 7.7%, in 2005 compared to 2004 primarily due to a decline in wafer-level DualBeam system sales as a result of the weakness in the semiconductor industry during 2005 and our exit from the SIMS business in the second quarter of 2005. Service revenue increases offset these declines in part.

The $36.5 million, or 33.8%, increase in sales in the Asia-Pacific region in 2004 compared to 2003 primarily was due to increases in unit sales of our small stage DualBeam systems and our SEM products. During the second half of 2004, sales to the South Korean market increased significantly. These increases were partially offset by a large data storage sale in 2003 that did not repeat in 2004.

Net Sales by Market

Net sales by market and as a percentage of total sales were as follows (dollars in thousands):

YEAR ENDED DECEMBER 31,	2005		2004		2003
Industry and Institute	$223,551	52.3%	$216,108	46.4%	$180,579	50.0%
Semiconductor	173,158	40.5%	216,178	46.4%	153,444	42.5%
Data Storage	30,520	7.2%	33,419	7.2%	26,954	7.5%
	$427,229	100.0%	$465,705	100.0%	$360,977	100.0%

Industry and Institute

Product sales to the industry and institute market primarily consist of SEMs, TEMs and small stage DualBeam systems. Customers in this market include universities, research institutes and corporate research and development labs. In addition, this market serves life sciences customers who are utilizing pathology applications of our TEMs and SEMs. Within the industry and institute market, we see opportunity for increased sales related to applications in life sciences and nanotechnology. Also, since the introduction of our small stage DualBeam systems in mid-2003, we penetrated some customers who were previously using SEM tools. These products, which provide a broader range of solutions for our customers, provide greater gross margins than our SEM products.

Sales in the industry and institute market increased $7.4 million, or 3.4%, in 2005 compared to 2004 due primarily to sales of our new Titan S/TEM products and sales of our ESEM products, which have higher average selling prices than other products in this market. In addition, there was a slight increase in the number of units sold in 2005 compared to 2004. These increases were partially offset by decreased demand due to a slow-down in growth of United States government funding for nanotechnology research.

The $35.5 million, or 19.7%, increase in sales to the industry and institute market in 2004 compared to 2003 primarily was due to an increase in unit sales of our SEM, TEM and small DualBeam products, attributed to increased nanotechnology research spending by governments, universities and industry in both the United States and Europe. Sales of our small stage DualBeam line of products, especially the Nova Nanolab, as well as our higher-end TEM products were especially strong.

Semiconductor

Product sales to the semiconductor market includes both wafer-level and small stage DualBeam systems, defect analysis tools, mask repair and circuit editing FIB and DualBeam tools, as well as a number of component products.

Sales in the semiconductor market decreased $43.0 million, or 19.9%, in 2005 compared to 2004 primarily due to weakness in the global semiconductor markets, which resulted in fewer units sold in 2005

FEI COMPANY AND SUBSIDIARIES

compared to 2004, particularly in our circuit edit and mask repair tools. We converted a significant amount of our backlog to revenue in the first quarter of 2005, which helped to ease the decrease related to this weakness. Our semiconductor backlog recovered somewhat in the fourth quarter of 2005.

The $62.7 million, or 40.9%, increase in sales to the semiconductor market in 2004 compared to 2003 primarily was due to the increase in unit sales of our small stage DualBeam systems, as well as increases in sales of our defect analysis tools. TEM sales to semiconductor customers also improved significantly in the fourth quarter of 2004, as did sales of our defect analysis and small DualBeam products. In addition, we had $8.2 million of revenue in 2004 related to our Knights Technology software, compared to $4.1 million in 2003.

Data Storage

Product sales to the data storage market primarily consist of wafer and slider level DualBeam systems and small stage DualBeam systems and TEMs.

Sales in the data storage market decreased $2.9 million, or 8.7%, in 2005 compared to 2004 primarily due to fewer orders as a result of the industry's timing of purchases and a shift to higher recording density technology. Revenue in the data storage market comes from only a few customers and, therefore, the timing of orders can lead to significant variances in sales from period to period. We anticipate future growth as data storage manufacturing technology continues to evolve.

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

Cost of sales remained relatively flat with a decrease of $0.8 million, or 0.3%, to $275.4 million in 2005 compared to $276.2 million in 2004 compared to year over year revenue decreases of approximately 8.3%. Expected volume related cost of sales decreases were more than offset by the following additional expenses:

•  an $11.0 million charge for the write-down of inventory in 2005 related to portions of our semiconductor businesses and to the closure of our Peabody, Massachusetts facility, which primarily manufactured and supported products sold to semiconductor markets. In response to the declining product demand, which continued throughout 2005, management decided to restructure these businesses, which included lowering demand expectations and accepting a significant price adjustment below cost to complete a sale on a product that we were de-emphasizing in the market place. By comparison, there were $1.7 million of inventory write-downs in 2004;

•  a $3.2 million impairment charge for capitalized software in 2005 related to semiconductor products compared to no such charge in 2004;

•  realized losses from our cash flow hedges totaling $2.2 million in 2005, which had limited offsetting benefit from currency movements in cost of sales compared to a realized gain of $1.8 million in 2004, which was somewhat offset the impact of currency movements on cost of sales in 2004; and

•  an approximately $4.1 million increase in cost of sales due to an increase in service parts costs in 2005 compared to 2004.

Cost of sales increased $60.6 million, or 28.1%, to $276.2 million in 2004 compared to $215.7 million in 2003. The increase primarily was due to the increases in sales volume and the effects of currency fluctuations related to our manufacturing operations in Brno, Czech Republic, and Eindhoven, the Netherlands, which is where our electron optics products, our small stage DualBeam systems and certain of our defect analysis tools are manufactured.

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

YEAR ENDED DECEMBER 31,	2005	2004	2003
Microelectronics	43.6%	50.2%	49.5%
Electron Optics	34.9%	32.1%	34.5%
Components	35.2%	47.1%	60.6%
Service	26.8%	30.8%	31.8%
Overall	35.5%	40.7%	40.3%

Gross margins decreased in 2005 compared to 2004 by approximately 5.2 percentage points largely due to the items discussed above. A shift in mix to more electron optics and service sales and fewer microelectronics sales as a percentage of our total sales also contributed to the decrease in the overall gross margin, as sales from those segments have lower gross margins than our microelectronics sales. The products in our microelectronics segment generally have higher average sales prices and a higher gross profit than the products in our other segments.

Our overall gross margin as a percentage of sales in 2004 compared to 2003 increased slightly, primarily due to the increase in gross margin in the microelectronics segment, as well as the increase in microelectronics sales as a percentage of total sales. Our gross margins also benefited from increased utilization in our European manufacturing sites in the second half of 2004. This was offset, in part, by lower than expected utilization of our United States manufacturing facilities. Our overall gross margin in 2004 was reduced by approximately 1.2 percentage points due to currency effects, net of the benefits of our hedges.

FEI COMPANY AND SUBSIDIARIES

PART II Item 7. Management's Discussion and Analysis (continued)

2005 Compared to 2004 by Product Segment

Microelectronics The decrease in gross margin in the microelectronics segment primarily was due to the charges related to asset impairment and write-downs discussed above, which decreased our gross margin by 8.6 percentage points, partially offset by a shift in product mix.

Electron Optics The increase in margins in our electron optics segment in 2005 compared to 2004 primarily was due to a shift in mix to our Titan S/TEM products and our ESEM products, which have higher margins than other products in this segment. The impact of the relative change in the United States dollar compared to European currencies (without giving effect to our foreign currency hedges) was not significant in 2005 compared to 2004.

Components The decrease in margins in our components segment in 2005 compared to 2004 primarily was due to a shift in mix between new component sales versus component refurbishments, as well as an overall decrease in volume to cover fixed costs. The margins on our refurbishment work are typically greater than those on our new components.

Service The decrease in margins in our service segment in 2005 compared to 2004 was primarily due to higher parts costs in the service organization as a percentage of revenues in 2005 compared to 2004. The increase in parts costs was the result of general price increases and increased parts usage for products under service contracts.

2004 Compared to 2003 by Product Segment The manufacturing operations for many of our microelectronics and electron optics products are located in Europe, and, as the dollar weakened in 2004 in relation to the euro and Czech koruna, our expenses in these locations increased, and our margins were negatively impacted. In addition, our electron optics segment experienced pricing pressures from competitors, such as JEOL Ltd. and Seiko Instruments Inc., which have introduced new products into our markets or which have benefited from favorable currency exchange movements in their countries.

Microelectronics The increase in gross margin in the microelectronics segment in 2004 compared to 2003 primarily was due to an improvement in product mix with an increasing percentage of sales generated by our higher margin small stage DualBeam systems and our defect analysis tools. In addition, the increase in our software sales as a percentage of total sales in 2004 compared to 2003 also increased our gross margin. Production efficiencies were also realized as our production volumes increased. The improvements in margin were partially offset by an approximately 0.7 percentage point decrease in 2004 in our gross margin due to the relative decline in the United States dollar compared to European currencies (without giving effect to our foreign currency hedges) related to our manufacturing operations in Brno, Czech Republic, and Eindhoven, The Netherlands. Our small stage DualBeam systems and certain of our defect analysis tools are manufactured in those locations.

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

Service The decrease in margins in our service segment in 2004 compared to 2003 primarily was due to increases in parts, labor and travel related expenses to support our products introduced in 2003, including the Certus products, our small stage DualBeam systems and our CLM 3D Metrology Systems in both the United States and Europe. We increased headcount in the service segment of our business by approximately 8%, or 38 people, in 2004 compared to 2003.

Research and Development Costs

Research and development ("R&D") costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs were $59.9 million (14.0% of net sales) in 2005 compared to $55.9 million (12.0% of net sales) in 2004 and $46.3 million (12.8% of net sales) in 2003.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

YEAR ENDED DECEMBER 31,	2005	2004	2003
Gross spending	$64,424	$65,340	$55,383
Less subsidies	(4,553)	(8,802)	(6,684)
Less capitalized software	–	(682)	(2,387)
Net expense	$59,871	$55,856	$46,312

R&D costs increased approximately $4.0 million in 2005 compared to 2004. The increase was a result of a decrease in subsidies and capitalizations of $4.3 million and $0.7 million, respectively, and an increase in facilities and outside services of $0.4 million and $0.2 million, respectively. These factors were partially offset by decreases in labor and related expenses of $1.6 million.

R&D costs increased approximately $9.6 million in 2004 compared to 2003. Approximately $2.6 million of the increase in 2004 compared to 2003 was as a result of our acquisitions of Knights Technology in the third quarter of 2003 and of Emispec Systems, Inc. in the fourth quarter of 2003. Increases in labor and related costs, exclusive of our Knights Technology and Emispec acquisitions, added an additional $2.7 million in expense. We also had a $2.6 million increase in material consumption in 2004 compared to 2003 and a $2.6 million increase in software application development. Included in the above increases,

FEI COMPANY AND SUBSIDIARIES

as well as other components of R&D, is a total of $2.8 million of expense related to the impact that the weakening of the United States dollar in relation to the euro had on R&D activities in Europe.

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

SG&A costs were $99.8 million (23.4% of net sales) in 2005 compared to $94.4 million (20.3% of net sales) in 2004 and $77.4 million (21.5% of net sales) in 2003.

SG&A costs increased $5.4 million in 2005 compared to 2004. Increased compensation and related payroll costs contributed $4.8 million to the increase in 2005 compared to 2004. Increases in information technology costs contributed $1.8 million and increased consulting charges contributed $1.1 million to the increase in 2005 compared to 2004. These increases were partially offset by a $0.8 million gain on the sale of our SIMS product line in the second quarter of 2005, a corresponding decrease in SG&A related to SIMS of $0.4 million and a $1.2 million decrease in IT equipment rental expense.

SG&A costs increased $17.0 million in 2004 compared to 2003 due to an approximately $3.6 million increase associated with regulatory requirements, including compliance with the Sarbanes-Oxley Act of 2002, and a $10.1 million increase in labor related costs, including sales commissions and bonuses. SG&A costs also increased approximately $2.6 million in 2004 compared to 2003 due to our acquisition of Knights Technology during the third quarter of 2003. Included in the above increases, as well as other components of SG&A, is a total of $4.5 million related to the weakening of the United States dollar in relation to the euro.

Amortization of Purchased Technology

Amortization of purchased technology was $4.2 million in 2005, $5.9 million in 2004 and $5.1 million in 2003.

In 2005, we recorded an impairment charge of $9.3 million against our purchased technology balance. See also Note 6 of Notes to Consolidated Financial Statements.

The increase in 2004 compared to 2003 was due to the acquisitions of Knights Technology and Revise Inc. during the third quarter of 2003 and Emispec in the fourth quarter of 2003.

Our purchased technology balance at December 31, 2005 was $8.2 million and current amortization of purchased technology is approximately $0.6 million per quarter, which could increase if we acquire additional technology.

Purchased In-Process Research and
Development

No purchased in-process research and development charges were recorded in 2005 or 2004. The $1.2 million of purchased in-process research and development in 2003 relates to the write-off of certain in-process technology purchased in connection with the acquisition of Knights Technology and Revise in the third quarter of 2003. The Knights Technology acquisition in-process research and development relates to next generation computer aided design navigation software. This software was approximately 55% complete upon acquisition, and became ready for market in late 2004. The Revise acquisition in-process research and development related to circuit edit applications. This project was approximately 50% complete upon acquisition. In 2004, this project was determined to have no future value.

Asset Impairment

In 2005, we took certain actions to align our cost structure with the current prevailing market conditions, primarily in the semiconductor markets. The actions taken to date, which were necessary as a result of reduced business volumes, have resulted in decreases in our global workforce and also required us to evaluate our goodwill and other long-lived assets for impairment.

We recorded asset impairment charges and write-offs totaling $25.4 million in 2005. These charges are summarized as follows (in thousands):

YEAR ENDED DECEMBER 31,	2005
Purchased technology	$9,328
Property, plant and equipment	7,479
ERP system abandonment	7,634
Patents and other intangible assets	911
$25,352

Our goodwill impairment analysis was focused on goodwill related to our microelectronics segment, which primarily sells to the semiconductor market. Based on our analysis of current and projected operating results, we concluded that the goodwill allocated to this segment was not impaired. However, we evaluated the recoverability of the segment's long-lived assets and concluded impairments existed. Accordingly, we recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. Additionally, certain assets were abandoned and, accordingly, written off, including a charge for costs capitalized for the terminated ERP project.

Restructuring, Reorganization and Relocation

During 2005, we initiated global restructuring activities to realign our cost structure with current prevailing market conditions. These actions included reductions in workforce, reorganization and relocation of employees as well as closure of our Peabody, Massachusetts facility and certain field offices around the world. Some of these actions were initiated in the second quarter of 2005 with the remainder continuing through the first half of 2006. These costs are accounted for in accordance with SFAS No. 146, "Accounting

FEI COMPANY AND SUBSIDIARIES

PART II Item 7. Management's Discussion and Analysis (continued)

for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

In 2005, we expensed $4.6 million in severance and relocation costs related to workforce reductions and reallocation of personnel geographically, which is included as a component of restructuring, reorganization and relocation expense. We also incurred $3.9 million of restructuring expense for facility closures, largely related to the Peabody facility (inclusive of $0.2 million in reserve releases related to prior accruals for another facility lease that was terminated). The expected remaining costs are estimated to be approximately $2.0 million, primarily for facility closure charges to be incurred in the first half of 2006. Cash expenditures are expected to continue through the lease expiration dates ending in 2010.

Our restructuring accrual as of December 31, 2005 contains no significant amounts related to our prior years' restructuring activities due to either the culmination of our contractual obligations or our ability to negotiate termination of the lease obligations. The net impact of the lease terminations was insignificant to overall estimated lease abandonment costs accrued. The current estimate accrued for cash to be paid related to abandoned leases of $3.5 million is net of estimated sublease payments to be received and will be paid over the respective lease terms.

The following table summarizes the charges, expenditures and write-offs and adjustments in 2005 related to our restructuring, reorganization and relocation accruals (in thousands):

YEAR ENDED DECEMBER 31, 2005	BEGINNING ACCRUED LIABILITY	CHARGED TO EXPENSE	EXPENDITURES	WRITE-OFFS & ADJUSTMENTS	ENDING ACCRUED LIABILITY
Severance, outplacement and related benefits for terminated employees	$150	$4,606	$(2,958)	$(20)	$1,778
Abandoned leases, leasehold improvements and facilities	870	3,938	(1,254)	(58)	3,496
	$1,020	$8,544	$(4,212)	$(78)	$5,274

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

In addition to the charges in connection with our restructuring and reorganization plans, this line item includes costs related to relocating current employees. Relocation costs totaled $0.2 million in 2005, $0.2 million in 2004 and $1.6 in 2003. The $0.5 million restructuring charge recorded in 2004 was to accrue for costs related to an operating lease for a building we abandoned in the second quarter of 2004.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and a shareholder note receivable. Interest income was $7.8 million in 2005, $5.2 million in 2004 and $4.9 million in 2003.

The increase in 2005 compared to 2004 was the result of higher interest rates on investments and a higher percent of investments to cash in 2005 compared to 2004. Our repurchase of $70.0 million of our 5.5% convertible subordinated notes during the second quarter of 2005 decreased interest income in the second half of 2005 compared to what it would have been without the repurchase. See the section titled "Liquidity and Capital Resources" below for a discussion of the changes in our cash and investment balances during 2005.

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

Interest expense for 2005, 2004 and 2003 primarily related to our 5.5% convertible debt issued in August 2001. The amortization of capitalized note issuance costs related to both of our convertible note issuances is also included as a component of interest expense in all periods. In connection with our repurchase of $70.0 million of our 5.5% convertible subordinated notes during the second quarter of 2005, we expensed $1.1 million of deferred note issuance costs and $0.7 million of premiums and commissions as a component of interest expense. As a result of this repurchase, our interest expense will decrease in future periods. Assuming no further repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.4 million per quarter through 2008.

Interest expense in 2003 also included the write-off of $0.7 million of note issuance costs and $0.8 million for the

FEI COMPANY AND SUBSIDIARIES

premium paid on the redemption of $30 million of our 5.5% convertible debt in June 2003.

Other, net, primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Other, net in 2005 includes a charge of $6.4 million related to impairment charges and realized losses of certain of our cost method investments. Our cost method investments are holdings in small, privately-held entities where it is not practical to estimate fair values. We evaluate our cost method investments for impairment whenever events indicate that the carrying amount of the investment may not be recoverable within a reasonable period of time. This evaluation is based on review of interim financial statements and informal discussions with the senior management of the investee entities. Given the nature of these holdings and the environment in which they operate, we may identify additional "other-than-temporary" impairments in subsequent periods, which would require us to write one or more investments down to fair market value.

The $3.1 million loss in 2004 primarily relates to a loss on our forward extra contracts in the first quarter of 2004, which was prior to our achieving hedge treatment of such contracts. In the fourth quarter of 2003, we recognized a $2.6 million gain on such contracts. Currency related losses totaled $1.5 million in 2005, $3.1 million in 2004 and $1.2 million in 2003.

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

See "Liquidity and Capital Resources" below for a discussion of the changes in our cash and investment balances during 2005. See also Item 7A: "Qualitative and Quantitative Disclosures about Market Risk" below for a discussion of our foreign currency gains and losses and hedging activities.

Income Tax Expense

We recorded tax expense of $22.4 million, $7.8 million and $3.5 million, respectively, in 2005, 2004 and 2003. Our 2005 tax expense primarily consisted of $15.1 million in expense related to establishment of valuation allowances against the United States deferred tax assets, which offset the benefit from United States net operating losses generated in 2005. Additionally, we had approximately $10.9 million of foreign tax expense, which was offset by a net current tax benefit of $4.1 million primarily related to tax audit settlements in the United States. Valuation allowances on deferred tax assets totaled $35.0 million and $4.9 million as of December 31, 2005 and 2004, respectively.

For 2005, we experienced an abnormally high effective tax rate as we had profits and related tax expense from our international operations, but losses in the United States for which we did not record a tax benefit. We are currently taking actions to improve the profitability of the United States operations through tax planning strategies and cost reductions that may allow us to recognize future United States deferred tax assets, possibly as early as fiscal 2006, which would result in an effective tax rate of approximately 35% for 2006. However, this situation could continue in 2006 and beyond if we do not improve the profitability of the United States operations or develop a tax strategy that will be able to utilize the benefits of our net operating losses for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of December 31, 2005 consisted of $235.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $44.6 million in non-current investments, $0.5 million of long-term restricted cash, $20.0 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2010. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs through at least 2006.

In 2005, cash and cash equivalents decreased $53.4 million to $59.2 million as of December 31, 2005 from $112.6 million as of December 31, 2004 primarily as a result of the use of $71.8 million for the repurchase of $70.0 million of our 5.5% subordinated notes, $15.0 million used for the purchase of property, plant and equipment, $2.4 million used for the purchase of cost-method investments and the negative impact of currency exchange rate changes of $9.2 million. These decreases were partially offset by $20.4 million provided by operations, $11.0 million of proceeds related to the termination of our convertible note hedge, $5.9 million of proceeds from the exercise of employee stock options and employee stock purchases and net sales of investments in marketable securities of $5.2 million.

Accounts receivable decreased $60.7 million to $98.3 million as of December 31, 2005 from $159.0 million as of December 31, 2004, primarily due to reduced revenue in the fourth quarter of 2005 compared to the fourth quarter of 2004. This balance was also affected by a $7.5 million decrease related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 88 days at December 31, 2005 compared to 100 days at December 31, 2004.

Inventories decreased $2.9 million to $84.8 million as of December 31, 2005 compared to $87.8 million as of December 31, 2004. The decrease primarily was due to currency movements of approximately $10.1 million, the SIMS asset disposal of $4.0 million and inventory write-offs of $13.8 million, partially offset by a build-up of inventory to replenish supplies after stronger than

FEI COMPANY AND SUBSIDIARIES

PART II Item 7. Management's Discussion and Analysis (continued)

anticipated sales in the fourth quarter of 2004 and build-up to support the new TEM products. Our annualized inventory turnover rate, calculated on a quarterly basis, was 3.1 times for the quarter ended December 31, 2005 and 4.0 times for the quarter ended December 31, 2004.

Expenditures for property, plant and equipment of $15.0 million in 2005 primarily consisted of approximately $7.6 million for our ERP system and $7.3 million for routine replacement of technology and other assets. These expenditures were offset by write-offs of property, plant and equipment totaling $15.1 million in 2005, including a charge of $7.6 million to write-off all costs related to the ERP system due to our decision to discontinue this project.

We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development. We estimate our total capital expenditures in 2006 to be approximately $15 million, primarily for the development and introduction of new products and upgrades and incremental improvements to our ERP systems.

Accounts payable decreased $10.4 million to $26.2 million as of December 31, 2005 compared to $36.6 million as of December 31, 2004. The decrease resulted primarily from the timing of purchases and payments.

Accrued payroll liabilities decreased $5.9 million to $9.2 million as of December 31, 2005 compared to $15.1 million as of December 31, 2004. The decrease resulted primarily from the absence of accrued bonuses at December 31, 2005 and the timing of payroll and benefit payments.

Accrued warranty decreased $3.9 million to $5.2 million as of December 31, 2005 compared to $9.1 million as of December 31, 2004. The decrease resulted from a decline in the number, as well as a shift in the mix of units under warranty. Additionally, we recorded a $1.0 million adjustment to our warranty reserve due to favorable cost experience.

In addition to our $225.0 million of convertible debt outstanding, we maintain $10.0 million unsecured, committed and $10.0 million unsecured, uncommitted bank borrowing facilities in the United States. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2005, we had $32.9 million of these guarantees and letters of credit outstanding, of which approximately $20.7 million were secured by restricted cash deposits.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2005 was as follows (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATION	TOTAL	2006	2007 AND 2008	2009 AND 2010	2011 AND BEYOND
Convertible Debt	$225,000	$–	$225,000	$–	$–
Convertible Debt Interest	12,375	4,125	8,250	–	–
Letters of Credit and Bank Guarantees	32,940	30,489	751	1,700	–
Purchase Order Commitments	31,372	31,372	–	–	–
Pension Related Obligations	925	111	173	121	520
Operating Leases	70,920	7,453	11,691	10,971	40,805
Total	$373,532	$73,550	$245,865	$12,792	$41,325

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

•  valuation of investments in privately-held companies;

•  the lives and recoverability of equipment and other long-lived assets such as goodwill, existing technology intangibles and software development costs;

•  restructuring and reorganization costs;

•  accounting for income taxes;

•  warranty liabilities;

•  stock-based compensation; and

•  accounting for derivatives.

It is reasonably possible that the estimates we make may change in the future.

Revenue Recognition

For products produced according to our published specifications, revenue is recognized when the title to the

FEI COMPANY AND SUBSIDIARIES

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

Our billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a holdback of 10% to 20% of the total purchase price subject to completion of installation and final acceptance at the customer site. The portion of revenue related to installation and final acceptance, which is generally 4%, is deferred until such installation and final acceptance are completed.

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

We generally provide consulting and training services on a time and materials basis and provide maintenance and support services under renewable, term maintenance agreements. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally twelve months, and commences from contract date.

Deferred revenue represents customer deposits on equipment orders, orders awaiting customer acceptance and prepaid service contract revenue. Deferred revenue is recognized in accordance with our revenue recognition policies described above.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on collection experience and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in credit quality. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our bad debt expense totaled $1.7 million, $22,000 and $0.6 million, respectively, in 2005, 2004 and 2003. Our allowance for doubtful accounts totaled $3.3 million at both December 31, 2005 and 2004.

Valuation of Excess and Obsolete Inventory

Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence. Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service. As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used. Provision for inventory valuation adjustments totaled $10.1 million, $1.7 million and $3.1 million, respectively, during 2005, 2004 and 2003. Provision for service inventory valuation adjustments totaled $2.9 million, $2.6 million and $2.1 million, respectively, in 2005, 2004 and 2003.

Valuation of Investments in Privately-Held Companies

We made investments in several small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case, we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an "other-than-temporary" decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional "other-than-temporary" losses in future periods. During 2005, we recorded impairments and losses on liquidation related to these investments totaling $6.4 million. As of December 31, 2005, we had $3.3 million of investments in privately-held companies recorded on our balance sheet.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable

FEI COMPANY AND SUBSIDIARIES

PART II Item 7. Management's Discussion and Analysis (continued)

in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.

For information on impairments recognized in 2005, see Note 6 of Notes to Consolidated Financial Statements. No such adjustments were made in 2004 or 2003.

Goodwill

Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We perform our annual impairment test in November each year. To perform that test, we compare the carrying value of our business segments to our estimates of the fair value of each of those segments. If the fair value of a business segment is less than its carrying value, we will write down the related goodwill to its implied fair value. We use estimates of future cash flows, discounted to present value, and other measures of fair value to estimate the relative fair value of each of our business segments. It is reasonably possible that our estimates of future cash flows, discount rates and other assumptions inherent in the calculation of the estimated fair value of each business segment will change in the future, which could cause us to write down goodwill at that time. We did not record any goodwill impairment charges in 2005, 2004 or 2003.

Existing Technology Intangible Assets

Existing technology intangible assets purchased in business combinations, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology. We currently are using amortization periods ranging from 5 to 12 years for these assets. Changes in technology could affect our estimates of the useful lives of such assets. We test our technology intangible assets for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability by comparing the carrying amount to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate. We review the estimated useful lives of the assets on an annual basis. During 2005, we recorded impairment charges related to these assets totaling $9.3 million, which were included as a component of asset impairment on our consolidated statement of operations. For additional information on these impairments, see Note 6 of Notes to Consolidated Financial Statements. We did not change estimated useful lives or recognize impairment charges related to our technology intangible assets during 2004 or 2003.

Software Development Costs

We capitalize certain software development costs for software expected to be sold independently or within our products. Such costs are capitalized after the technological feasibility of the project is determined and are reported on the balance sheet in other assets. Once we begin to include such software in our products, these costs are amortized over the estimated economic life of the software, which is usually 3 years. Changes in technology could affect our estimate of the useful life of such assets. We recorded impairment charges to software development costs totaling $3.2 million in 2005, which were included as a component of cost of sales on our consolidated statement of operations. These impairment charges related primarily to our semiconductor businesses. Capitalized software development costs totaled $0.1 million and $5.7 million, respectively, at December 31, 2005 and 2004. For additional information on these impairments, see Note 6 of Notes to Consolidated Financial Statements.

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

During 2005, we recorded valuation allowances against deferred tax assets that existed prior to January 1, 2005 and United States deferred tax assets originated in 2005. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, additional increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax

FEI COMPANY AND SUBSIDIARIES

assets totaled $3.9 million and $19.0 million, respectively, at December 31, 2005 and 2004 and our valuation allowance totaled $35.0 million and $4.9 million, respectively.

We maintain reserves for estimated tax exposures in jurisdictions of operation, including potential interest and penalties on such exposures. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of net operating loss carry-back claims, research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through resolution of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

Warranty Liabilities

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and warranty costs fluctuate. Our warranty reserve totaled $5.2 million and $9.1 million, respectively, at December 31, 2005 and 2004. Warranty expense totaled $9.3 million, $11.7 million and $8.5 million, respectively, during 2005, 2004 and 2003. The 2005 expense is net of a $1.0 million positive adjustment to warranty expense based on an analysis of our actual warranty costs incurred compared to our reserve estimate.

Stock-Based Compensation

Beginning January 1, 2006, we will begin to account for stock options using SFAS No. 123R, "Share-Based Payment: an amendment of FASB Statements No. 123 and 95," which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied in measuring compensation expense. Compensation expense, net of tax, calculated pursuant to SFAS No. 123 totaled $34.4 million, $12.4 million and $9.5 million, respectively, in 2005, 2004 and 2003.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY EXCHANGE RATE RISK

A large portion of our business is conducted outside of the United States through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local currency denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated results of operations and financial position. The major foreign currencies in which we experience periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling. Although for each of the last three years more than 62% of our sales occurred outside of the United States, a large portion of these foreign sales were denominated in United States dollars and euros.

In addition, because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from sales in that geographic region. Our raw materials, labor and other manufacturing costs are primarily denominated in United States dollars, euros

FEI COMPANY AND SUBSIDIARIES

PART II Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

and Czech korunas. This situation negatively affects our gross margins and results of operations when the dollar weakens in relation to the euro or koruna. A strengthening of the dollar in relation to the euro or koruna would have a positive effect on our gross margins and results of operations. Movement of Asian currencies in relation to the dollar and euro also can affect our reported sales and results of operations because we derive more revenue than we incur costs from the Asia-Pacific region. In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. The resulting translation adjustments decreased shareholders' equity and comprehensive income in 2005 by $22.2 million. Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders' equity would increase by approximately $14.7 million as of December 31, 2005. Holding other variables constant, if the United States dollar strengthened by 10% against all currencies that we translate, shareholders' equity would decrease by approximately $12.1 million as of December 31, 2005.

RISK MITIGATION

We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific accounting criteria have been met, changes in fair values of derivative contracts relating to anticipated transactions are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2005, the aggregate notional amount of our outstanding derivative contracts was $139.1 million, which contracts have varying maturities through December 2006. We do not enter into derivative financial instruments for speculative purposes.

Holding other variables constant, if the United States dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2005 would increase by approximately $7.6 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

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

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $1.5 million, $3.1 million and $1.2 million, respectively, in 2005, 2004 and 2003.

Cash Flow Hedges

We use foreign forward extra contracts (a combination of forward exchange and option contracts) and also option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up generally on a twelve-month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro exchange rate. The forward extra contract hedges are designed to protect us as the United States dollar weakens, but also provide us with some flexibility if the dollar strengthens.

Beginning in the second quarter of 2004, these derivatives met the criteria to be designated as hedges and, since then, we have recorded the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized losses of $2.2 million in 2005 in cost of sales related to hedge results, compared to a realized gain of $1.8 million in 2004. As of December 31, 2005, $0.9 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next twelve months as a result of the underlying hedged transactions also being recorded in net income. In 2005, we recorded charges totaling $0.5 million in other income (expense) related to hedge dedesignations and ineffectiveness. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future.

Prior to the second quarter of 2004, we did not meet the criteria to treat these derivatives as hedges and, accordingly, the changes in fair value were recorded in net income. We recorded unrealized losses of $2.7 million and realized gains of $1.4 million related to these contracts in 2004 as a component of other income.

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates primarily relate to our investments. Since we have no variable interest rate debt outstanding at December 31, 2005, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue

FEI COMPANY AND SUBSIDIARIES

any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2005, we held cash and cash equivalents of $59.2 million and short-term restricted cash of $20.1 million that consist of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income by approximately $0.8 million assuming our cash and cash equivalent balances at December 31, 2005 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Fixed Rate Debt Securities

As of December 31, 2005, we held short and long-term fixed rate investments of $69.3 million that consisted of corporate notes and bonds and government-backed securities. These investments are recorded on our balance sheet at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders' equity as a component of other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $0.7 million assuming our investment balances at December 31, 2005 remained constant.

Variable Rate-Notes

As of December 31, 2005, we held variable-rate notes of $129.7 million. Given the highly liquid nature of variable-rate notes, cost is considered to approximate fair value for these securities and their fair value is not significantly impacted by interest rate fluctuations. Declines in interest rates over time would reduce our interest income from our investments in variable-rate notes, as interest rates are reset periodically to current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of less than $1.3 million assuming our investment balances at December 31, 2005 remained constant.

FAIR VALUE OF CONVERTIBLE DEBT

The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At December 31, 2005, we had $225.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $211.1 million at December 31, 2005.

FEI COMPANY AND SUBSIDIARIES

PART II

Item 8. Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2005 is as follows:

IN THOUSANDS, EXCEPT PER SHARE DATA	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
2005
Net sales	$120,993	$107,493	$97,122	$101,621
Cost of sales [1]	72,056	70,832	60,688	71,830
Gross profit	48,937	36,661	36,434	29,791
Total operating expenses [2]	42,842	59,626	43,005	52,300
Operating income (loss)	6,095	(22,965)	(6,571)	(22,509)
Other (expense) income, net [3]	(909)	(3,070)	75	(5,929)
Income (loss) before taxes	5,186	(26,035)	(6,496)	(28,438)
Income tax expense (benefit) [4]	1,763	19,750	(1,393)	2,255
Net income (loss)	$3,423	$(45,785)	$(5,103)	$(30,693)
Basic net income (loss) per share	$0.10	$(1.36)	$(0.15)	$(0.91)
Diluted net income (loss) per share	$0.09	$(1.36)	$(0.15)	$(0.91)
Shares used in basic per share calculations	33,456	33,544	33,644	33,718
Shares used in diluted per share calculations	39,878	33,544	33,644	33,718
2004
Net sales	$105,094	$108,468	$106,969	$145,174
Cost of sales	63,063	64,707	61,760	86,719
Gross profit	42,031	43,761	45,209	58,455
Total operating expenses [5]	35,393	37,840	38,642	44,946
Operating income	6,638	5,921	6,567	13,509
Other expense, net [6]	(3,737)	(1,222)	(1,538)	(1,767)
Income before taxes	2,901	4,699	5,029	11,742
Income tax expense	1,015	1,645	1,760	3,378
Net income	$1,886	$3,054	$3,269	$8,364
Basic net income per share	$0.06	$0.09	$0.10	$0.25
Diluted net income per share	$0.05	$0.08	$0.08	$0.21
Shares used in basic per share calculations	33,186	33,241	33,262	33,323
Shares used in diluted per share calculations	39,714	39,734	39,561	39,664

1 Included in quarterly cost of sales were the following that affect comparability:

•  Inventory and capitalized software write-downs totaling $6.4 million in the second quarter of 2005;

•  Inventory write-downs totaling $2.4 million in the third quarter of 2005;

•  A $1.0 million positive adjustment to our warranty reserve due to favorable cost experience compared to our original warranty reserve estimates; and

•  Inventory write-downs totaling $5.4 million in the fourth quarter of 2005.

2 Included in quarterly total operating expenses were the following that affect comparability:

•  Charges for restructuring, reorganization and relocation expenses totaling $1.1 million, $2.8 million and $4.6 million, respectively, in the second, third and fourth quarters of 2005;

•  Asset impairment charges totaling $15.9 million, $0.8 million and $8.7 million, respectively, in the second, third and fourth quarters of 2005; and

•  A gain of $0.8 million related to the sale the net assets of our secondary ion mass spectrometer ("SIMS") product line in the second quarter of 2005.

3 Included in other expense (income), net were the following charges that affect comparability:

•  A charge of $1.8 million related to the repurchase and retirement of $70 million face value of our 5.5% convertible notes, included as a component of interest expense in the second quarter of 2005; and

•  Charges of $0.8 million and $5.6 million, respectively, for "other-than-temporary" impairments in the carrying value of investments in non-public companies in the second and fourth quarters of 2005.

4 Income tax expense (benefit) includes charges for valuation allowances placed on our deferred tax assets, offsetting benefits related to our United States losses in each quarter of 2005.

5 Restructuring related charges totaling $0.5 million in the second quarter of 2004.

6 Through the first quarter of 2004, fluctuations in other income (expense), net, on a quarterly basis, typically resulted from the timing or amount of realized and unrealized gains and losses on our foreign currency hedging contracts. Beginning in the second quarter of 2004, these derivatives met the criteria to be designated as a hedge and, prospectively, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income.

FEI COMPANY AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
FEI Company
Hillsboro, Oregon

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission , and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Portland, Oregon
March 10, 2006

FEI COMPANY AND SUBSIDIARIES

PART II

Consolidated Balance Sheets
(IN THOUSANDS)

DECEMBER 31,	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$59,177	$112,602
Short-term investments in marketable securities	156,049	173,681
Short-term restricted cash	20,138	16,356
Receivables, net of allowances for doubtful accounts of $3,340 and $3,257	98,330	159,011
Current receivable from Accurel	–	515
Inventories	84,879	87,783
Deferred tax assets	5,157	8,365
Other current assets	32,328	31,528
Total Current Assets	456,058	589,841
Non-current investments in marketable securities	44,602	33,850
Long-term restricted cash	519	4,177
Long-term receivable from Accurel	–	883
Property, plant and equipment, net of accumulated depreciation of $66,039 and $60,882	59,011	71,550
Purchased technology, net of accumulated amortization of $40,433 and $26,871	8,154	22,080
Goodwill	41,402	41,486
Deferred tax assets	1,095	18,555
Other assets, net	45,190	58,622
Total Assets	$656,031	$841,044
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$26,186	$36,618
Current account with Philips	1,964	4,240
Accrued payroll liabilities	9,205	15,070
Accrued warranty reserves	5,193	9,073
Deferred revenue	43,647	42,599
Income taxes payable	9,021	7,962
Accrued restructuring, reorganization and relocation	5,274	1,020
Other current liabilities	31,072	38,107
Total Current Liabilities	131,562	154,689
Convertible debt	225,000	295,000
Deferred tax liabilities	1,947	6,412
Other liabilities	5,079	5,373
Commitments and contingencies
Shareholders' Equity:
Preferred stock – 500 shares authorized; none issued and outstanding	–	–
Common stock – 70,000 shares authorized; 33,800 and 33,413 shares issued and outstanding, no par value	332,499	315,632
Deferred stock-based compensation	(374)	–
Retained (deficit) earnings	(56,081)	22,077
Accumulated other comprehensive income	16,399	41,861
Total Shareholders' Equity	292,443	379,570
Total Liabilities and Shareholders' Equity	$656,031	$841,044

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003
Net Sales:
Products	$322,849	$370,906	$280,920
Products – related party	2,830	4,002	(1,038)
Service	100,512	89,585	80,637
Service – related party	1,038	1,212	458
Total net sales	427,229	465,705	360,977
Cost of Sales:
Products	201,024	213,434	160,374
Services	74,382	62,815	55,292
Total cost of sales	275,406	276,249	215,666
Gross Profit	151,823	189,456	145,311
Operating Expenses:
Research and development	59,871	55,857	46,312
Selling, general and administrative	99,787	94,433	77,444
Amortization of purchased technology	4,219	5,924	5,069
Purchased in-process research and development	–	–	1,240
Asset impairment	25,352	–	–
Restructuring, reorganization and relocation	8,544	607	1,678
Total operating expenses	197,773	156,821	131,743
Operating (Loss) Income	(45,950)	32,635	13,568
Other Income (Expense):
Interest income	7,819	5,212	4,868
Interest expense	(9,342)	(10,332)	(11,470)
Other, net	(8,310)	(3,144)	3,771
Total other expense, net	(9,833)	(8,264)	(2,831)
(Loss) income before income taxes	(55,783)	24,371	10,737
Income tax expense	22,375	7,798	3,543
Net (loss) income	$(78,158)	$16,573	$7,194
Basic net (loss) income per share	$(2.33)	$0.50	$0.22
Diluted net (loss) income per share	$(2.33)	$0.42	$0.20
Shares used in per share calculations:
Basic	33,595	33,253	32,930
Diluted	33,595	39,668	36,844

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

PART II

Consolidated Statements of Comprehensive (Loss) Income
(IN THOUSANDS)

FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003
Net (loss) income	$(78,158)	$16,573	$7,194
Other comprehensive (loss) income:
Change in cumulative translation adjustment, zero taxes provided	(22,194)	16,895	19,258
Change in unrealized loss on available-for-sale securities	(928)	(276)	–
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(5,219)	2,541	–
Reclassification to net (loss) income of previously deferred gains (losses) related to hedge derivatives instruments	2,879	(1,085)	–
Comprehensive (loss) income	$(103,620)	$34,648	$26,452

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (IN THOUSANDS)

	COMMON STOCK		DEFERRED STOCK-BASED	NOTE RECEIVABLE FROM	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL SHAREHOLDERS'
	SHARES	AMOUNT	COMPENSATION	SHAREHOLDER	(DEFICIT)	(LOSS)	EQUITY
Balance at December 31, 2002	32,647	$325,203	$–	$(1,116)	$(1,690)	$4,528	$326,925
Net income	–	–	–	–	7,194	–	7,194
Accrual of interest on shareholder note receivable	–	–	–	(390)	–	–	(390)
Employee purchases of common stock through employee stock purchase plan	222	2,880	–	–	–	–	2,880
Stock options exercised	215	1,707	–	–	–	–	1,707
Shares issued to Philips for pre-merger options exercised	69	–	–	–	–	–	–
Tax benefit of non-qualified stock options exercised	–	2,591	–	–	–	–	2,591
Convertible note hedge		(23,872)	–				(23,872)
Translation adjustment	–	–		–	–	19,258	19,258
Balance at December 31, 2003	33,153	308,509	–	(1,506)	5,504	23,786	336,293
Net income	–	–	–	–	16,573	–	16,573
Accrual of interest on shareholder note receivable	–	–	–	(87)	–	–	(87)
Repayment of shareholder note	–	–	–	1,593	–	–	1,593
Employee purchases of common stock through employee stock purchase plan	143	2,421	–	–	–	–	2,421
Stock options exercised	104	1,055	–	–	–	–	1,055
Shares issued to Philips for pre-merger options exercised	14	–	–	–	–	–	–
Shares returned from escrow	(1)	(47)	–	–	–	–	(47)
Tax benefit of non-qualified stock options exercised	–	415	–	–	–	–	415
Tax benefit of convertible hedge	–	3,279	–	–	–	–	3,279
Translation adjustment						16,895	16,895
Unrealized loss on available for sale securities	–	–	–	–	–	(276)	(276)
Adjustment for fair value of hedge derivatives	–	–	–	–	–	1,456	1,456
Balance at December 31, 2004	33,413	315,632	–	–	22,077	41,861	379,570
Net loss	–	–	–	–	(78,158)	–	(78,158)
Employee purchases of common stock through employee stock purchase plan	207	3,591	–	–	–	–	3,591
Stock options exercised	180	2,287	–	–	–	–	2,287
Deferred stock compensation for restricted stock grants	–	432	(432)	–	–	–	–
Stock compensation expense	–	–	58	–	–	–	58
Reversal of tax benefit of non-qualified stock options exercised	–	(400)	–	–	–	–	(400)
Termination of convertible note hedge	–	10,957	–	–	–	–	10,957
Translation adjustment	–	–	–	–	–	(22,194)	(22,194)
Unrealized loss on available for sale securities	–	–	–	–	–	(928)	(928)
Net adjustment for fair value of hedge derivatives	–	–	–	–	–	(2,340)	(2,340)
Balance at December 31, 2005	33,800	$332,499	$(374)	$–	$(56,081)	$16,399	$292,443

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

PART II

Consolidated Statements of Cash Flows
(IN THOUSANDS)

FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(78,158)	$16,573	$7,194
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	15,023	15,272	14,295
Amortization	9,253	12,654	9,758
Stock compensation expense	58	–	–
Asset impairments of property, plant and equipment
and other assets	25,352	–	–
Write-offs of capitalized software	3,223	–	–
Write down of cost method investments	6,408	–	–
Loss on property, plant and equipment disposals	22	125	19
Gain on sale of SIMS product line	(797)	–	–
Purchased in-process research and development	–	–	1,240
Gain on non-monetary transaction	–	(636)	–
Non-cash interest income from shareholder note receivable	–	–	(390)
Write-off of deferred bond offering costs	1,108	–	1,590
Deferred income taxes	15,810	(7,952)	(200)
Tax benefit of convertible hedge	–	3,279	–
Tax (reversal) benefit for non-qualified stock options exercised	(400)	415	2,591
(Increase) decrease in:
Receivables	53,872	(52,510)	(3,338)
Receivables with Accurel	515	17	(640)
Inventories	(16,906)	21,395	(1,831)
Income taxes receivable	(9,033)	–	–
Other assets	11,961	(19,422)	(8,949)
Increase (decrease) in:
Accounts payable	(7,511)	(2,046)	(1,869)
Current account with Philips	(1,363)	(1,612)	(1,215)
Accrued payroll liabilities	(4,620)	5,957	561
Accrued warranty reserves	(1,697)	(942)	(7,453)
Deferred revenue	3,953	12,695	(4,195)
Income taxes payable	(4,734)	4,063	(4,321)
Accrued restructuring and reorganization costs	4,259	(1,096)	(2,478)
Other liabilities	(5,212)	17,218	2,363
Net cash provided by operating activities	20,386	23,447	2,732
Cash flows from investing activities:
Decrease in restricted cash	(2,160)	(7,088)	(7,714)
Acquisition of property, plant and equipment	(14,983)	(14,813)	(29,871)
Proceeds from disposal of property, plant and equipment	3,023	–	–
Investment in software development	–	(659)	(3,139)
Purchase of investments in marketable securities	(172,623)	(70,386)	(231,206)
Redemption of investments in marketable securities	177,796	74,141	125,065
Acquisition of patents	(109)	(397)	(933)
Investment in unconsolidated affiliate	(2,408)	(2,256)	(2,360)
Acquisition of businesses, net of cash acquired	–	(17)	(15,840)
Net cash used in investing activities	(11,464)	(21,475)	(165,998)

FEI COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)
(IN THOUSANDS)

FOR THE YEAR ENDED DECEMBER 31,	2005	2004	2003
Cash flows from financing activities:
Net repayments of bank lines of credit	$–	$–	$(276)
Proceeds from issuance of zero coupon convertible notes, net of expenses	–	–	145,875
Redemption of 5.5% convertible notes	(70,000)	–	(31,366)
Termination (purchase) of convertible note hedge, net of warrant issued	10,957	–	(23,872)
Proceeds from exercise of stock options and employee stock purchases	5,878	3,476	4,587
Repayment of shareholder note receivable	–	1,593	–
Net cash (used in) provided by financing activities	(53,165)	5,069	94,948
Effect of exchange rate changes	(9,182)	8,131	2,869
(Decrease) increase in cash and cash equivalents	(53,425)	15,172	(65,449)
Cash and cash equivalents:
Beginning of year	112,602	97,430	162,879
End of year	$59,177	$112,602	$97,430
Supplemental Cash Flow Information:
Cash paid for taxes	$16,482	$13,244	$8,299
Cash paid for interest	8,765	7,975	8,800
Assumption of debt for acquisition of businesses	–	–	276
Exchange of finished goods for software license	–	–	507

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

PART II

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

Our products are based largely on focused charged particle beam technology. Our products include transmission electron microscopes ("TEMs"), scanning electron microscopes ("SEMs"), focused ion-beam systems ("FIBs"), DualBeam systems that combine a FIB column and a SEM column on a single platform and software systems for computer aided design ("CAD") navigation and yield management. Our DualBeam systems include models that have wafer handling capability that are purchased by semiconductor manufacturers ("wafer-level DualBeam systems") and models that have small stages and are sold to customers in several markets ("small stage DualBeam systems"). We also design, manufacture and sell some of the components of electron microscopes and FIBs to other manufacturers and provide service and support on our equipment. Our products are sold to a geographically diverse base of semiconductor manufacturers, thin film head manufacturers in the data storage industry and to industrial, institutional and research organizations in the life sciences and material sciences fields.

We have research, development and manufacturing operations in Hillsboro, Oregon; Sunnyvale, California; Mumbai, India; Eindhoven, the Netherlands; and Brno, Czech Republic.

Sales and service operations are conducted in the United States and approximately 50 other countries around the world. We also sell our products through independent agents and representatives in various additional countries.

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

•  valuation of investments in privately-held companies;

•  the lives and recoverability of equipment and other long-lived assets such as goodwill, existing technology intangibles and software development costs;

•  restructuring and reorganization costs;

•  accounting for income taxes;

•  warranty liabilities;

•  stock-based compensation; and

•  accounting for derivatives.

It is reasonably possible that the estimates we make may change in the future.

Concentration of Credit Risk

Instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and receivables. Our investment policy limits investments with any one issuer to 10% or less of the total investment portfolio, with the exception of money market funds and securities issued by the United States government or its agencies which may comprise up to 100% of the total investment portfolio. Our exposure to credit risk concentrations within our receivables balance is limited due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies.

Dependence on Key Suppliers

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. and Benchmark Electronics for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG. If Philips ETG is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, because we only have a

FEI COMPANY AND SUBSIDIARIES

few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Restricted Cash

Restricted cash consists of our cash balance that guarantees outstanding standby letters of credit and bank guarantees for customer advance deposits.

Accounts Receivable

The roll-forward of our accounts receivable allowance was as follows (in thousands):

Balance, December 31, 2002	$4,414
Expense	559
Write-offs	(937)
Translation adjustments	984
Balance, December 31, 2003	5,020
Expense	22
Write-offs	(1,962)
Translation adjustments	177
Balance, December 31, 2004	3,257
Expense	1,654
Write-offs	(1,237)
Translation adjustments	(334)
Balance, December 31, 2005	$3,340

Write-offs include amounts written off for specifically identified bad debts.

Marketable Securities

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Our investments include marketable debt securities include corporate notes and bonds and government-backed securities with maturities greater than 90 days at the time of purchase. Our fixed maturity securities are classified as available-for-sale securities and, accordingly, are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in shareholders' equity as part of accumulated other comprehensive income (loss). Given the highly liquid nature of variable-rate notes, cost is considered to approximate fair value for these securities.

Certain equity securities held in short-term and long-term investments related to the executive deferred compensation plan are classified as trading securities. Investments designated as trading securities are carried at fair value on the balance sheet, based on quoted market prices, with the unrealized gains or losses recorded in interest and other income in the period incurred.

Realized gains and losses on all investments are recorded on the specific identification method and are included in interest and other income. Investments with maturities greater than twelve months from the balance sheet date are classified as non-current investments, unless they are expected to be liquidated within the next twelve months; in which case, the investment is classified as current.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," we record a valuation allowance to reduce deferred tax assets to the amount expected to "more likely than not" be realized in our future tax returns. During 2005, we recorded a valuation allowance against deferred tax assets that existed prior to January 1, 2005 and also recorded a valuation allowance for our 2005 United States losses. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, additional increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods.

We maintain reserves for estimated tax exposures in jurisdictions of operation, including potential interest and penalties on such exposures. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of net operating loss carry-back claims, research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through resolution of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

Property, Plant and Equipment

Land is stated at cost. Buildings and improvements are stated at cost and depreciated over estimated useful lives of approximately thirty-five years using the straight-line method. Machinery and equipment, including systems used in research and development activities, production and in demonstration laboratories, are stated at cost and depreciated over estimated useful lives of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred. See Note 6 "Asset Impairment Charges" for a discussion of property, plant and equipment impairment charges incurred in 2005.

Purchased Technology

Purchased technology represents the estimated value of products utilizing technology existing as of the purchase date, discounted to its net present value. Purchased technology is amortized on a straight-line basis over the estimated useful life of the technology, typically five to twelve years. See Note 6 "Asset Impairment Charges" for a discussion of purchased technology impairment charges incurred in 2005.

Long-Lived Asset Impairment

We evaluate, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the remaining life and recoverability of equipment and other assets that are to be held and used, including purchased technology and other intangible assets with definite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Long-lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell. See Note 6 "Asset Impairment Charges" for a discussion of long-lived asset impairment charges incurred in 2005.

Investments in Privately-Held Companies

We made investments in several small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case, we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an "other-than-temporary" decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or poor operating results of the investees could result in additional "other-than-temporary" losses in future periods.

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. We performed our annual goodwill test in the fourth quarter of 2005. Additionally, given impairment indicators were identified, we also tested goodwill in the second quarter of 2005. See Note 6. "Asset Impairment Charges." Our goodwill testing utilizes a fair value approach in accordance with the provisions of SFAS No. 142 and determined that no impairment losses were required to be recognized.

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

Our billing terms on TEMs, SEMs, FIBs and DualBeam systems generally include a holdback of 10% to 20% of the total purchase price subject to completion of installation and final acceptance at the customer site. The estimated fair value of revenue related to installation and final acceptance, which was approximately 4% as of December 31, 2005, is deferred until such installation and final acceptance are completed.

We recognize software license and support revenues in accordance with AICPA Statement of Position ("SOP") 97-2,

FEI COMPANY AND SUBSIDIARIES

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

We generally provide consulting and training services on a time and materials basis and provide maintenance and support services under renewable, term maintenance agreements. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally twelve months, and commences from contract date.

Deferred Revenue

Deferred revenue represents customer deposits on equipment orders, orders awaiting customer acceptance and prepaid service contract revenue. Deferred revenue is recognized in accordance with our revenue recognition policies described above.

Product Warranty Costs

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs as a component of cost of sales on our consolidated statements of operations. Our estimate of warranty cost is based on our history of warranty repairs and maintenance. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Historically, we have not made significant adjustments to our estimates; however, in the third quarter of 2005, we reduced our warranty reserve by approximately $1.0 million as a result of our continual review of the actual warranty repair and maintenance activity, which was below our initial reserve estimates.

A roll-forward of our warranty liability for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

Balance, December 31, 2002	$11,978
Reductions for warranty costs incurred	(12,383)
Warranties issued	8,524
Translation adjustments	1,086
Balance, December 31, 2003	9,205
Reductions for warranty costs incurred	(12,729)
Warranties issued	11,683
Translation adjustments	914
Balance, December 31, 2004	9,073
Reductions for warranty costs incurred	(13,998)
Warranties issued	9,336
Translation adjustments	782
Balance, December 31, 2005	$5,193

Research and Development

Research and development costs are expensed as incurred, except for capitalized software development costs (see above). We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. These subsidies totaled $4.5 million, $8.8 million and $6.7 million in 2005, 2004 and 2003, respectively.

In-Process Research and Development

Technology purchased that has not been proven technologically feasible, nor generated cost savings as of the date of acquisition, is expensed upon purchase.

Advertising

Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $2.7 million, $2.9 million and $2.2 million in 2005, 2004 and 2003, respectively.

Computation of Per Share Amounts

Basic earnings per share ("EPS") and diluted EPS are computed using the methods prescribed by SFAS No.128, "Earnings per Share." Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

YEAR ENDED DECEMBER 31,	2005	2004	2003
Shares used for basic EPS	33,595	33,253	32,930
Dilutive effect of stock options calculated using the treasury stock method	–	690	670
Dilutive effect of shares issuable to Philips	–	196	221
Dilutive effect of convertible debt	–	5,529	3,023
Shares used for diluted EPS	33,595	39,668	36,844
Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	3,543	2,361	1,794
Convertible debt	7,043	2,928	2,928

The shares issuable upon conversion of our convertible subordinated notes are required to be included in our diluted EPS calculation if the effect of the conversion is dilutive. Given that the current impact of our notes on our 2005 diluted EPS calculations is anti-dilutive, the shares issuable upon conversion of these notes are excluded from our reported diluted EPS calculations and, as long as they remain anti-dilutive, shall remain excluded from our diluted EPS calculations. For 2004 and 2003, the impact of the Zero Coupon Subordinated Notes was dilutive and, accordingly, was included in the reported diluted EPS for the respective periods. For the same periods, the impact of the 5.5% convertible Subordinated Notes was antidilutive and was excluded.

Stock-Based Compensation

Beginning January 1, 2006, we will begin to account for stock options using SFAS No. 123R, "Share-Based Payment: an amendment of FASB Statements No. 123 and 95,"

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied in measuring compensation expense.

Prior to January 1, 2006, no compensation expense was recognized for stock options granted at fair value on the date of grant or Employee Share Purchase Plan ("ESPP") shares issued at a fifteen percent discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. Had compensation expense for our stock option and ESPP plans been determined based on the estimated fair value of the options or shares at the date of grant or issuance, our net income (loss) and net income (loss) per share would have been adjusted as follows (in thousands, except per share amounts):

YEAR ENDED DECEMBER 31,	2005	2004	2003
Net (loss) income, as reported	$(78,158)	$16,573	$7,194
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(34,379)	(12,403)	(9,458)
Net (loss) income, pro forma	$(112,537)	$4,170	$(2,264)
Basic net (loss) income per share:
As reported	$(2.33)	$0.50	$0.22
Pro forma	$(3.35)	$0.13	$(0.07)
Diluted net (loss) income per share:
As reported	$(2.33)	$0.42	$0.20
Pro forma	$(3.35)	$0.11	$(0.07)

Stock-based employee compensation expense in 2005 includes approximately $17.9 million related to the acceleration of vesting of certain options. See Note 17 Stock Incentive Plans – Stock Option Acceleration of Vesting.

The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards are made each year.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

YEAR ENDED DECEMBER 31,	2005		2004		2003
Risk-free interest rate	2.8	% - 4.36%	2.75	% to 3.70%	1.0	% to 3.3%
Expected dividend yield	0%		0.0%		0.0%
Expected lives – 2001 Plan – ESPP	5.5 years 6 months		5.5 to 5.8 years 6 months		5.6 years 6 months
Expected volatility	71	% - 74%	74	% to 77%	77%

Using the Black-Scholes methodology, the total value of stock awards and options granted during 2005, 2004 and 2003 was $12.1 million, $21.1 million and $17.6 million, respectively, which would be amortized over the vesting period of the options. The weighted average fair value of stock awards and options granted during 2005, 2004 and 2003 was $13.55 per share, $15.56 per share and $10.12 per share, respectively.

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

Reclassifications

The following reclassifications were made to the prior year financial statements to conform to the current year presentation: restricted cash movements have been reclassified out of cash flows from operating activities to cash flows from investing activities; certain receivables relating to pre-billed service contracts have been offset against the corresponding deferred revenue liabilities; certain product-related liabilities were reclassified to other current liabilities from the warranty liabilities; and certain cash deposits were reclassified from cash and cash equivalents to other current assets.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3," which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006 and, accordingly, any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions," by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods

FEI COMPANY AND SUBSIDIARIES

beginning after June 15, 2005. The adoption of SFAS No. 153 did not have any effect on our financial position, results of operations or cash flows.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We began to apply the provisions of SFAS No. 151 in 2005, and it did not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS No. 123(R) effective January 1, 2006. See Note 1 Summary of Significant Accounting Policies – Stock-Based Compensation above for the pro forma effects of how SFAS No. 123 would have affected results of operations in 2005, 2004 and 2003. SFAS No. 123(R) will not have any effect on our cash flows. We are in the process of finalizing our analysis of future stock-based compensation expense under the new standard. We estimate that total stock-based compensation expense in 2006 for existing grants will be approximately $6.0 to $8.0 million.

3. MERGERS AND ACQUISITIONS

We made the following acquisitions in 2003, which were consolidated in our consolidated financial statements from the date of purchase:

•  On July 15, 2003, we purchased the CAD Navigation and Yield Management Software product lines of the EGSoft division ("EGSoft") of Electroglas, Inc. ("Electroglas"). We paid Electroglas $6.1 million and assumed certain liabilities in exchange for the product lines.

•  On July 15, 2003, we also purchased substantially all of the assets and assumed certain liabilities of LMC Instrument Corp., dba Revise ("Revise"), a developer and manufacturer of laser-based tools for the microelectronics and micro-machining industries. The purchase price was $4.0 million.

•  On November 26, 2003, we purchased substantially all of the assets and assumed certain liabilities of Emispec Systems, Inc. ("Emispec"), a developer of TEM software. We paid Emispec $6.1 million and assumed certain liabilities in exchange for their existing technology and other assets.

We made no acquisitions in 2005 or 2004.

The $1.2 million of purchased in-process research and development in 2003 relates to the write-off of certain in-process technology purchased in connection with the EGSoft and Revise acquisitions. The EGSoft acquisition of in-process research and development write-off related to next generation CAD Navigation software. This software was approximately 55% complete upon acquisition, and became ready for market in late 2004. The Revise acquisition of in-process research and development related to laser technology to take core samples from silicon. This project was approximately 50% complete upon acquisition; however, in 2004, it was determined to have no future value.

4. INVESTMENTS

Investments held at December 31, 2005 consisted of the following (in thousands):

	COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE [1]	SHORT-TERM INVESTMENTS	LONG-TERM INVESTMENTS	OTHER ASSETS [1]
Fixed Maturities
Corporate notes and bonds	$9,863	$–	$(118)	$9,745	$6,532	$1,987	$1,226
Government-backed securities	62,006	–	(1,252)	60,754	19,817	40,937	–
Variable-rate notes	129,700	–	–	129,700	129,700	–	–
Fixed maturity securities	201,569	–	(1,370)	200,199	156,049	42,924	1,226
Equity Securities
Common stock and equivalents	250	–	–	250	–	–	250
Preferred stock	1,810	–	–	1,810	–	–	1,810
Other investments	1,662	27	(11)	1,678	–	1,678	–
Equity securities	3,722	27	(11)	3,738	–	1,678	2,060
	$205,291	$27	$(1,381)	$203,937	$156,049	$44,602	$3,286

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

Investments held at December 31, 2004 consisted of the following (in thousands):

	COST BASIS	UNREALIZED GAINS	UNREALIZED LOSSES	ESTIMATED FAIR VALUE [1]	SHORT-TERM INVESTMENTS	LONG-TERM INVESTMENTS	OTHER ASSETS [1]
Fixed Maturities
Corporate notes and bonds	$29,277	$604	$(706)	$29,175	$16,003	$9,187	$3,985
Government-backed securities	69,968	–	(355)	69,613	46,278	23,335	–
Variable-rate notes	111,400	–	–	111,400	111,400	–	–
Fixed maturity securities	210,645	604	(1,061)	210,188	173,681	32,522	3,985
Equity Securities
Common stock and equivalents	250	–	–	250	–	–	250
Preferred stock	3,007	–	–	3,007	–	–	3,007
Other investments	1,248	80	–	1,328	–	1,328	–
Equity securities	4,505	80	–	4,585	–	1,328	3,257
	$215,150	$684	$(1,061)	$214,773	$173,681	$33,850	$7,242

1 Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.

Realized gains and losses on sales of marketable securities were insignificant in 2005, 2004 and 2003.

We review investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is "other-than-temporary," we consider our ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and expected future performance. As of December 31, 2005, $62.0 million of government-backed securities and $8.6 million of corporate notes and bonds (exclusive of $1.2 million of convertible debentures in privately-held companies) had unrealized losses of $1.3 million and $0.1 million, respectively. These unrealized losses are mainly due to interest rate movements, and no unrealized losses of any significance existed for a period in excess of twelve months.

We have certain cost method investments totaling $2.1 million and $3.3 million at December 31, 2005 and 2004, respectively and convertible debentures at December 31, 2005 and 2004 totaling $1.2 million and $4.0 million, respectively. In 2005, 2004 and 2003, we made equity and convertible note investments totaling $2.6 million, $3.8 million and $2.4 million, respectively. At December 31, 2005, we were also committed to invest an additional $0.6 million in the event one of our investees could not find alternative financing. This commitment was funded in February 2006.

These investments are holdings in small privately-held companies, which are recorded at cost, and it is often not practical to estimate fair value. In order to assess if impairments exist that are "other-than-temporary," we reviewed recent interim financial statements, held discussions with these entities' management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. Based on these actions, in 2005, we concluded that certain of these investments had "other-than-temporary" impairments and, accordingly, we recorded impairment charges totaling $2.9 million as a component of other income (expense). We may determine that additional "other-than-temporary" impairments of these investments occur in future periods. Additionally, we recorded a loss of $3.5 million as a component of other income (expense) related to the liquidation of a portion of these convertible note investments.

Contractual maturities or expected liquidation dates of long-term marketable securities at December 31, 2005 were as follows (in thousands):

	2 years	3 years	Total
Government-backed securities	$39,956	$983	$40,939
Corporate notes and bonds	1,985	–	1,985
	$41,941	$983	$42,924

5. FACTORING OF ACCOUNTS RECEIVABLE

In 2005 and 2004, we entered into agreements under which we sold a total of $3.4 million and $5.3 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfer qualified for sales treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Discounts related to the sale of the receivables, which were immaterial, were recorded on our statements of operations as other expense.

6. ASSET IMPAIRMENT CHARGES

We initiated restructuring actions in the second quarter of 2005, which continued into the third and fourth quarters of 2005, to align our cost structure with the current prevailing market conditions, primarily in the semiconductor markets. The actions taken to date, which were necessary as a result of reduced business volumes, have resulted in decreases in our global workforce and also required us to evaluate our goodwill and long-lived assets for impairment in components of our microelectronics segment.

As a result of these evaluations, we recorded asset impairment charges and write-downs totaling $39.6 million

FEI COMPANY AND SUBSIDIARIES

in 2005 as either components of asset impairment or cost of sales on our consolidated statements of operations. These charges are summarized as follows (in thousands):

YEAR ENDED DECEMBER 31, 2005	ASSET IMPAIRMENT	COST OF SALES	TOTAL
Inventory	$–	$11,016	$11,016
Purchased technology	9,328	–	9,328
Property, plant and equipment	7,479	–	7,479
Capitalized software	–	3,223	3,223
ERP system abandonment	7,634	–	7,634
Patents and other intangibles	911	–	911
	$25,352	$14,239	$39,591

Inventory

Write-downs of inventory in 2005 related to portions of our semiconductor businesses and to the closure of our Peabody, Massachusetts facility, which primarily manufactured and supported products sold to semiconductor markets. In response to the declining product demand which continued throughout 2005, management decided to restructure these businesses, which included lowering demand expectations and accepting a significant price adjustment of approximately $1.0 million below cost to complete a sale on a product that we were deemphasizing in the market place.

Goodwill

We test goodwill annually in the fourth quarter, however, in the second quarter of 2005, based on our current and projected operating results, we concluded that there were sufficient indicators to require us to assess whether a portion of our recorded goodwill balance within our microelectronics segment was impaired at this interim date. The impairment review was performed in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Based on these analyses, we concluded that the goodwill allocated to this segment was not impaired.

Long-Lived Assets

As a result of the initiation of our restructuring actions and due to the weakness in the semiconductor market, our projected future revenues and cash flows for certain asset groupings were revised downward in the second quarter of 2005. These factors led to indications that the carrying value of our certain of our long-lived assets, including purchased intangibles recorded in various acquisitions, property, plant and equipment and patents and other intangibles, may not be recoverable and we performed impairment reviews as of July 3, 2005. The impairment reviews were performed in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluated the recoverability of the long-lived assets and concluded that impairments existed. Accordingly, we recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted cash flows for the operating entities that had separately identifiable cash flows. In addition, in the fourth quarter of 2005, we decided to abandon our enterprise resource planning ("ERP") system project and, accordingly, wrote off all costs related to this project. In total, impairment charges for long-lived assets were $25.4 million in 2005.

7. INVENTORIES

Inventories consisted of the following (in thousands):

DECEMBER 31,	2005	2004
Raw materials and assembled parts	$22,295	$26,687
Service inventories, estimated current requirements	12,339	11,763
Work-in-process	36,954	31,140
Finished goods	13,291	18,193
Total inventories	$84,879	$87,783
Service inventories included in other long-term assets	$33,869	$33,748

Provision for inventory valuation adjustments totaled $10.1 million, $1.7 million and $1.0 million, respectively, during 2005, 2004 and 2003 (inclusive of the write-downs discussed in Note 6). Provision for service inventory valuation adjustments totaled $2.9 million, $2.6 million and $0.8 million, respectively, in 2005, 2004 and 2003.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

DECEMBER 31,	2005	2004
Land	$7,769	$7,769
Buildings and improvements	17,244	17,178
Leasehold improvements	5,514	5,220
Machinery and equipment	37,504	42,354
Demonstration systems	35,842	38,569
Other fixed assets	21,177	21,342
	125,050	132,432
Accumulated depreciation	(66,039)	(60,882)
Total property, plant and equipment, net	$59,011	$71,550

See also Note 6 for a discussion of long-lived asset impairments in 2005.

9. GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The roll-forward of our goodwill was as follows (in thousands):

YEAR ENDED DECEMBER 31,	2005	2004
Balance, beginning of year	$41,486	$41,423
Adjustments to goodwill	(84)	63
Balance, end of year	$41,402	$41,486

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries, as well as adjustments to the purchase price allocation of previous acquisitions.

At December 31, 2005 and 2004, our other intangible assets included purchased technology, capitalized software and patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

the related accumulated amortization were as follows (in thousands):

	AMORTIZATION	DECEMBER 31
	PERIOD	2005	2004
Purchased technology	5 to 12 years	$48,587	$48,951
Accumulated amortization		(40,433)	(26,871)
		$8,154	$22,080
Capitalized software	3 years	$11,517	$15,395
Accumulated amortization		(11,391)	(9,745)
		126	5,650
Patents, trademarks and other	2 to 15 years	4,619	5,308
Accumulated amortization		(2,045)	(1,340)
		2,574	3,968
Note issuance costs	5 to 7 years	10,858	10,732
Accumulated amortization		(7,353)	(4,799)
		3,505	5,933
Total intangible assets included in other long-term assets		$6,205	$15,551

See Note 6 for a discussion of impairment charges and write-offs related to purchased software, capitalized software and patents recognized during 2005.

See Note 11 for a discussion of note issuance cost write-offs totaling $1.1 million related to the convertible note redemptions in the second quarter of 2005.

Amortization expense, excluding impairment charges and note issuance cost write-offs, was as follows (in thousands):

YEAR ENDED DECEMBER 31,	2005	2004	2003
Purchased technology	$4,220	$5,924	$5,069
Capitalized software	2,100	4,268	3,052
Patents, trademarks and other	685	807	403
Note issuance costs	1,447	1,655	1,234
	$8,452	$12,654	$9,758

Expected amortization, without consideration for foreign currency effects, is as follows (in thousands):

	PURCHASED TECHNOLOGY	CAPITALIZED SOFTWARE	PATENTS, TRADEMARKS AND OTHER	NOTE ISSUANCE COSTS
2006	$2,414	$42	$615	$1,454
2007	2,122	42	528	1,328
2008	2,122	42	271	723
2009	977	–	184	–
2010	519	–	180	–
Thereafter	–	–	796	–

10. CREDIT FACILITIES

We maintain a $10.0 million unsecured, committed bank borrowing facility in the United States, a $3.7 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. In addition, we maintain a $10.0 million unsecured and uncommitted bank facility in the United States and a $3.6 million facility in the Netherlands for the purpose of issuing standby letters of credit and bank guarantees. At December 31, 2005, a total of $20.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2005, we had $32.9 million of these guarantees and letters of credit outstanding, of which approximately $20.7 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

11. CONVERTIBLE NOTES

5.5% Convertible Subordinated Notes

On August 3, 2001, we issued $175.0 million of convertible subordinated notes, due August 15, 2008, through a private placement. The notes are currently redeemable at our option. The notes bear interest at 5.5%, payable semi-annually. The notes are convertible into shares of our common stock, at the noteholder's option, at a price of $49.52 per share. We have made the following redemptions of these notes:

DATE	AMOUNT REDEEMED	REDEMPTION PRICE	REDEMPTION PREMIUM	RELATED NOTE ISSUANCE COSTS WRITTEN OFF
June 2003	$30.0 million	102.75%	$0.8 million	$0.7 million
May 2005	$70.0 million	101.0%	$0.7 million	$1.1 million

The redemption premium and write-off of related note issuance costs were included as a component of interest expense in the period of redemption.

The $75.0 million of currently outstanding notes are convertible into approximately 1.51 million shares of our common stock.

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

FEI COMPANY AND SUBSIDIARIES

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

12. CONVERTIBLE NOTE HEDGE AND WARRANT TRANSACTIONS

We used a portion of the net proceeds from the offering of our zero coupon convertible subordinated notes to enter into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held at the time the notes were issued by Credit Suisse First Boston International, an affiliate of an initial purchaser of the notes. The net cost of the hedging transactions of $23.9 million was included as a reduction of common stock in shareholders' equity in accordance with the guidance in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

In November 2005, we terminated the hedge and warrant in return for a cash payment of approximately $11.0 million to us from the counterparty to these instruments. The termination of the hedge and warrant eliminate the potential anti-dilutive effect of the hedge in the event of future conversions of the zero coupon notes. The receipt of the approximately $11.0 million was recorded as an increase to contributed capital and did not result in any gain or loss in our consolidated statement of operations.

13. LEASE OBLIGATIONS

We have operating leases for certain of our manufacturing and administrative facilities that extend through 2018. The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs. The leases generally provide renewal options at current market rates.

Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.8 million in 2005, $7.1 million in 2004 and $7.2 million in 2003.

The approximate future minimum rental payments due under these agreements as of December 31, 2005, were as follows (in thousands):

YEAR ENDING DECEMBER 31,

2006	$7,453
2007	6,048
2008	5,643
2009	5,551
2010	5,420
Thereafter	40,805
Total	$70,920

14. INCOME TAXES

Income tax expense consisted of the following (in thousands):

YEAR ENDED DECEMBER 31,	2005	2004	2003
Current:
Federal	$(4,087)	$8,326	$(2,456)
State	469	1,232	(491)
Foreign	10,911	6,455	6,690
	7,293	16,013	3,743
Deferred expense (benefit)	15,082	(8,215)	(200)
Total income tax expense	$22,375	$7,798	$3,543

The effective income tax rate applied to net (loss) income varied from the United States federal statutory rate due to the following (in thousands):

YEAR ENDED DECEMBER 31,	2005	2004	2003
Tax (benefit) expense at statutory rates	$(19,524)	$8,530	$3,758
Increase (decrease) resulting from:
State income taxes, net of federal benefit	469	1,232	322
Foreign taxes, including U.S. export benefit	3,627	1,845	(973)
Research and experimentation credit	(300)	(1,832)	(100)
Tax audit settlements	2,780	(1,553)	–
Change in valuation allowance	34,386	–	–
Other	937	(424)	536
	$22,375	$7,798	$3,543

The 2005 income tax includes provision for foreign taxable income, but it does not reflect a benefit for current period losses in the United States, as we have recorded a full valuation allowance against the United States deferred tax assets generated from the current period losses. We have also utilized or recorded a charge for valuation allowances placed on our United States deferred tax assets recorded as of December 31, 2004.

Tax benefits of $3.2 million related to the exercise of employee stock options and our convertible note hedge will be allocated to common stock should the related valuation allowance be released in future periods. Tax benefits of $3.7 million and $2.6 million associated with the exercise of employee stock options and our convertible note hedge were allocated to common stock in 2004 and 2003, respectively.

Net deferred tax assets and liabilities were included in the following consolidated balance sheet accounts:

DECEMBER 31,	2005	2004
Deferred tax assets – current	$5,157	$8,365
Deferred tax assets – non-current	1,095	18,555
Other current liabilities	(371)	(1,492)
Deferred tax liabilities – non-current	(1,947)	(6,412)
Net deferred tax assets	$3,934	$19,016

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

DECEMBER 31,	2005	2004
Deferred tax assets:
Accrued liabilities	$2,215	$2,149
Warranty reserves	989	2,827
Inventory reserves	7,052	1,439
Allowance for bad debts	794	820
Revenue recognition	2,776	1,059
Loss carryforwards	13,134	15,612
R&D tax credit carryforwards	1,055	3,335
Fixed assets	4,250	–
Intangible assets	5,995	2,009
Unrealized investment	2,000	–
Other assets	1,023	2,527
Gross deferred tax assets	41,283	31,777
Valuation allowance	(35,033)	(4,857)
Net deferred tax assets	6,250	26,920
Deferred tax liabilities:
Capitalized software development costs	–	(1,910)
Fixed assets	(257)	(4,272)
Other liabilities	(2,059)	(1,722)
Total deferred tax liabilities	(2,316)	(7,904)
Net deferred tax asset	$3,934	$19,016

Valuation allowances on deferred tax assets totaled $35.0 million and $4.9 million as of December 31, 2005 and 2004, respectively. In assessing the realizability of deferred tax assets, SFAS No. 109, "Accounting for Income Taxes," establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment. Our more likely than not assessment was principally based upon our historical losses in the United States, the impact of the restructuring activities discussed in Notes 6 and 7 and our forecast of future profitability in certain tax jurisdictions, primarily the United States.

At December 31, 2005, we had approximately $27.8 million of United States net operating loss carryforwards to offset against future income for federal income tax purposes, which expire through 2026, approximately $31.3 million for Oregon state income tax purposes, which expire between 2019 and 2021, and approximately $2.8 million of foreign net operating loss carryforwards. Research and development tax credit carryforwards as of December 31, 2005 were $0.3 million and expire between 2022 and 2026. We also have $0.8 million of alternative minimum tax carryforwards, which do not expire.

As of December 31, 2005, United States income taxes have not been provided for approximately $100.6 million of cumulative undistributed earnings of several non-United States subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the United States. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-United States subsidiaries.

At December 31, 2005 and 2004, our tax contingency reserves totaled $5.6 million and $0.5 million, respectively. We maintain reserves for estimated tax exposures in jurisdictions of operation, including potential interest and penalties on such exposures. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of net operating loss carry-back claims, research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through resolution of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

Potential benefits related to favorable tax positions have been deferred until such positions are realized. Interest and penalties recorded as part of the 2005 tax provision totaled $3.2 million. No significant amounts were recorded in 2004 or 2003.

15. RESTRUCTURING, REORGANIZATION AND RELOCATION

During 2005, we initiated global restructuring activities to realign our cost structure with current prevailing market conditions. These actions included reductions in workforce, reorganization and relocation of employees as well as closure of our Peabody, Massachusetts facility and certain field offices around the world. Some of these actions were initiated in the second quarter of 2005 with the remainder continuing through the first half of 2006. These costs are accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

In 2005, we expensed $4.6 million in severance and relocation costs related to workforce reductions and reallocation of personnel geographically, which is included as a component of restructuring, reorganization and relocation expense. We also incurred $3.9 million of restructuring expense for facility closures, largely related to the Peabody facility (inclusive of $0.2 million in reserve releases related to prior accruals for another facility lease that was

FEI COMPANY AND SUBSIDIARIES

terminated). The expected remaining costs are estimated to be approximately $2.0 million, primarily for facility closure charges to be incurred in the first half of 2006. Cash expenditures are expected to continue through the lease expiration dates ending in 2010.

Our restructuring accrual as of December 31, 2005 contains no significant amounts related to our prior years' restructuring activities due to either the culmination of our contractual obligations or our ability to negotiate termination of the lease obligations. The net impact of the lease terminations was insignificant to overall estimated lease abandonment costs accrued. The current estimate accrued for cash to be paid related to abandoned leases of $3.5 million is net of estimated sublease payments to be received and will be paid over the respective lease terms.

The following table summarizes the charges, expenditures and write-offs and adjustments in 2005 related to our restructuring, reorganization and relocation accruals (in thousands):

YEAR ENDED DECEMBER 31, 2005	BEGINNING ACCRUED LIABILITY	CHARGED TO EXPENSE	EXPENDITURES	WRITE-OFFS AND ADJUSTMENTS	ENDING ACCRUED LIABILITY
Severance, outplacement and related benefits for terminated employees	$150	$4,606	$(2,958)	$(20)	$1,778
Abandoned leases, leasehold improvements and facilities	870	3,938	(1,254)	(58)	3,496
	$1,020	$8,544	$(4,212)	$(78)	$5,274

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

In addition to the charges in connection with our restructuring and reorganization plans, this line item includes costs related to relocating current employees. Relocation costs totaled $0.2 million in 2005, $0.2 million in 2004 and $1.6 in 2003. The $0.5 million restructuring charge recorded in 2004 was to accrue for costs related to an operating lease for a building we abandoned in the second quarter of 2004.

16. SHAREHOLDERS' EQUITY

Preferred Stock Rights Plan

On July 21, 2005, the Board of Directors adopted a Preferred Stock Rights Plan. Pursuant to the Preferred Stock Rights Plan, we distributed Rights as a dividend at the rate of one Right for each share of our common stock held by stockholders of record as of the close of business on August 12, 2005. The Rights expire on August 12, 2015, unless redeemed or exchanged.

The Rights are not exercisable until the earlier of: (1) ten days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 20% of our common stock or (2) ten days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 20% or more of our outstanding common stock, subject to certain exceptions (the earlier of such dates being called the Distribution Date). The Rights are initially exercisable for one-thousandth of a share of our Series A Preferred Stock at a price of $120 per one-thousandth share, subject to adjustment. However, if: (1) after the Distribution Date we are acquired in certain types of transactions, or (2) any person or group (with limited exceptions) acquires beneficial ownership of 20% of our common stock, then holders of Rights (other than the 20% holder) will be entitled to receive, upon exercise of the Right, common stock (or in case we are completely acquired, common stock of the acquirer) having a market value of two times the exercise price of the Right. Phillips Business Electronics International B.V., or any of its affiliates, shall not be considered for the 20% calculation so long as it does not acquire 30% or more of our common shares.

We are entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. We may also require the exchange of Rights, at a rate of one share of common stock for each Right, under certain circumstances. We also have the ability to amend the Rights, subject to certain limitations.

PEO Combination

On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the "PEO Combination"), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We issued no shares in 2005, 14,000 shares in 2004 and 69,000 shares in 2003 to Philips under this agreement. As of December 31, 2005, 185,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.

Stock Incentive Plans

As of December 31, 2005, a total of 7,631,442 shares of our common stock were reserved for issuance pursuant to our stock incentive plans.

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

17. STOCK INCENTIVE PLANS

1995 Plan and 1995 Supplemental Plan

Our 1995 Stock Incentive Plan, as amended (the "1995 Plan") allows for issuance of a maximum of 8,000,000 shares and our 1995 Supplemental Stock Incentive Plan (the "1995 Supplemental Plan") allows for issuance of a maximum of 500,000 shares.

We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights and, as amended in October 2005, restricted stock units, and to sell restricted stock. The Board of Directors' ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the discretion of the Board of Directors. At December 31, 2005, there were 1,501,894 shares available for grant under these plans and 6,941,042 shares of our common stock were reserved for issuance.

Options are granted under various vesting arrangements, up to a maximum of five years. Options expire after a maximum of ten years. Activity pursuant to the option plans is summarized as follows:

	OPTIONS OUTSTANDING (IN THOUSANDS)	WEIGHTED AVERAGE EXERCISE PRICE
Balance, December 31, 2002	2,975	$21.04
Options granted	1,522	16.50
Options exercised	(215)	7.96
Options expired or canceled	(160)	23.63
Balance, December 31, 2003	4,122	19.94
Options granted	1,216	22.81
Options exercised	(104)	10.18
Options expired or canceled	(245)	25.05
Balance, December 31, 2004	4,989	20.59
Options granted	900	21.02
Options exercised	(180)	12.65
Options expired or canceled	(290)	22.13
Balance, December 31, 2005	5,419	$20.84

Information regarding options outstanding as of December 31, 2005 is as follows (shares in thousands):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT 12/31/05	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF SHARES EXERCISABLE AT 12/31/05	WEIGHTED AVERAGE EXERCISE PRICE
$6.625 - $15.30	1,314	4.70	$11.02	855	$8.91
$15.39 - $20.83	1,389	6.69	18.99	899	19.41
$20.85 - $23.82	1,361	6.14	22.92	1,263	22.90
$23.875 - $33.00	1,205	5.89	28.90	1,172	28.79
$33.48 - $40.33	150	5.56	37.28	150	37.28
$6.625 - $40.33	5,419	5.94	$20.84	4,339	$21.59

At December 31, 2004 and 2003, options covering 2.2 million and 1.5 million shares, respectively, were exercisable at weighted average exercise prices of $19.62 and $17.24, respectively.

In 2005, we issued 20,000 restricted shares under the 1995 Plan with a weighted average fair value of $21.77 per share. These shares vest over the next four years.

Stock Option Acceleration of Vesting

On October 19, 2005, we accelerated the vesting, effective immediately, of certain "out-of-the-money" unvested options, as determined based on the per share price of our common stock of $19.34 as of the close of business on that date. Options held by our Chief Executive Officer and members of our Board of Directors were excluded from acceleration.

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

As a result of the acceleration, options representing approximately 1.4 million shares, which represented approximately 26% of the total outstanding options as of that date, became immediately exercisable. No compensation expense was recognized on our consolidated statement of operations related to this modification as the options modified had exercise prices greater than the fair value of the underlying stock at the acceleration date. This action, however, did result in an additional charge of approximately $17.9 million in our stock compensation expense footnote disclosure pursuant to SFAS No. 123 in 2005. See Note 1 Summary of Significant Accounting Policies – Stock-Based Compensation.

Employee Share Purchase Plan

In 1998, we implemented an Employee Share Purchase Plan ("ESPP"). A total of 1,950,000 shares of our common

FEI COMPANY AND SUBSIDIARIES

stock may be issued pursuant to the ESPP, as amended. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods.

Activity pursuant to the ESPP was as follows:

YEAR ENDED DECEMBER 31,	SHARES PURCHASED	WEIGHTED AVERAGE PER SHARE PURCHASE PRICE
2003	222,084	$13.33
2004	143,032	16.93
2005	206,970	17.35

At December 31, 2005, 690,400 shares of our common stock remained available and were reserved for issuance under the ESPP.

18. EMPLOYEE BENEFIT PLANS

Pension Plans

Employee pension plans have been established in many foreign countries in accordance with the legal requirements and customs in the countries involved. The majority of employees in Europe, Asia and Canada are covered by defined benefit or defined contribution pension plans. The benefits provided by these plans are based primarily on years of service and employees' compensation near retirement. Employees in the United States are covered by a profit sharing 401(k) plan, which is a defined contribution plan.

Employees in the Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. Pension costs relating to this multi-employer plan were $5.7 million in 2005, $4.5 million in 2004 and $3.6 million in 2003.

Employees in Europe outside the Netherlands are covered through a defined contribution plan. Contributions to this plan totaled $0.2 million in 2005, $0.2 million in 2004 and $0.1 million in 2003.

In certain foreign countries, employees are covered by pension plans under local legal requirements. The total cost of these additional pension plans was $0.9 million in 2005, $0.5 million in 2004 and $0.5 million in 2003. These supplemental pension plans are not funded. A liability for the projected benefit obligations of these supplemental plans of $1.8 million and $1.7 million was included in other non-current liabilities as of December 31, 2005 and 2004, respectively.

Profit Share Plan

In 2000, we implemented a Profit Share Plan ("PSP") covering substantially all employees who are not already covered by an incentive compensation plan. The PSP pays employees a share of our profits on a semi-annual basis, subject to approval by our Board of Directors. No PSP costs were recorded for 2005. The total cost of the PSP was $0.8 million in 2004 and $0.2 million in 2003.

Profit Sharing 401(k) Plan

We maintain a profit sharing 401(k) plan that covers substantially all United States employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 1 1/2% of each employee's eligible compensation. In addition, a supplemental match may be approved by the Board of Directors, based on our performance, up to a maximum of an additional 3% of eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $0.6 million in 2005, $1.2 million in 2004 and $0.8 million in 2003 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock. No supplemental matching contributions were made in 2005. In 2006, the 401(k) plan was amended to set our matching contributions at 3.0% of eligible contributions with no supplemental matching contributions.

Deferred Compensation Plan

We maintain a deferred compensation plan (the "Plan") which permits certain employees to defer payment of a portion of their annual compensation. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2005 and 2004, the invested amounts under the Plan totaled $1.7 million and $1.3 million, respectively and were recorded as non-current investments in marketable securities on our balance sheet. As of December 31, 2005 and 2004, we had recorded $1.7 million and $1.3 million, respectively, as a long-term liability to recognize undistributed amounts due to employees.

19. RELATED-PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. ("Philips"), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock. For sales to Philips, see "Sales to Related Parties" below. The following table summarizes our other transactions with Philips (in thousands):

YEAR ENDED DECEMBER 31,	2005	2004	2003
Amounts Received from Philips
Reimbursement by Philips of certain pension costs	$–	$–	$979
Amounts Paid to Philips
Subassemblies and other materials purchased from Philips	$22,497	$19,071	$16,638
Facilities leased from Philips	240	199	674
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	712	510	880
Research and development services provided by Philips	3,964	4,920	4,849
	$27,413	$24,700	$23,041

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

The following paragraphs describe the business transactions and relationships between us and Philips which resulted in the above payments.

Reimbursement of Certain Pension Costs

During 2001, we entered into an agreement with Philips effective as of December 31, 2000 (the "Supplemental Agreement") that clarified certain relationships and transactions between the parties. Under terms of the Supplemental Agreement, Philips paid us $6.0 million over a three-year period to reduce the effect of increased costs related primarily to pension liabilities. These amounts were recorded as a reduction to operating expenses on our consolidated statements of operations. Philips agreed to the payments as partial reimbursement of an over-funding of our pension liability to the Philips pension plan that was not transferred to us at the time our employees transferred out of the Philips pension plan and as partial reimbursement for lost refunds we were previously receiving from the Philips plan due to the over-funding.

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

Intellectual Property

Prior to May 22, 2001, most of the patents used by us relating to our electron optics business segment products and certain microelectronics business segment products were licensed from Philips and its affiliates. As part of the PEO Combination, we acquired perpetual rights to certain patents owned by Philips and the right to transfer of title of those patents upon Philips no longer being a controlling shareholder. The Supplemental Agreement confirmed the transfer of ownership of nearly all of these patents. The Supplemental Agreement specified certain other patents that are jointly owned and may be jointly used by Philips and us, and also provided for the license by us of certain patents owned by Philips. The Supplemental Agreement required us to pay Philips $0.6 million from 2001 through 2003 in compensation for the development efforts related to a specific patented technology, which we may use in future products. We must pay a royalty of 1% of sales on any future sales of products using this technology. To date, we have not sold any products using this technology or paid any related royalties. In addition, we had access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide, and our patents were also subject to such cross-licenses. Some of these cross-licenses provide us with the right to use intellectual property that relates to our core technologies. In general, these cross licenses were subject to continued majority ownership of us by Philips.

Current Accounts with Philips

Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services. Current accounts with Philips consisted of the following (in thousands):

DECEMBER 31,	2005	2004
Current accounts receivable	$231	$276
Current accounts payable	(2,195)	(4,516)
Net current accounts with Philips	$(1,964)	$(4,240)

Accurel

Mr. Sarkissian, our Chief Executive Officer, President and Chairman of our Board of Directors, owned a 50% interest in Accurel Systems International Corp. ("Accurel"), an analytical services provider to the semiconductor and data storage markets. We sold equipment and related services and provided certain other services to Accurel. In March 2005, Accurel was sold to Implant Sciences Corporation, an unrelated third party. Following the sale, Mr. Sarkissian owned less than 5% of the outstanding stock of Implant Sciences Corporation.

In March 2005, Implant Sciences Corporation paid us the $1.2 million that Accurel owed us for a system they purchased in 2002. Subsequent to the acquisition date, neither Implant Sciences Corporation nor Accurel is considered a related party.

Sales to Related Parties

In addition to Philips, we have sold products and services to LSI Logic Corporation, Applied Materials and Nanosys, Inc. A director of Applied Materials, the Chairman and Chief Executive Officer of LSI Logic, Inc. and the Executive Chairman of Nanosys are all members of our Board of Directors. Related party sales to Philips, Accurel (prior to being acquired), Applied Materials, LSI Logic and Nanosys, were as follows (in thousands):

YEAR ENDED DECEMBER 31,	2005	2004	2003
Product sales:
Accurel	$–	$–	$(1,050)
Applied Materials	439	550	–
LSI Logic	4	740	–
Nanosys	289	–	–
Philips	2,098	2,712	12
	2,830	4,002	(1,038)
Service sales:
Accurel	–	636	306
Applied Materials	270	–	–
LSI Logic	163	251	127
Nanosys	17	–	–
Philips	588	325	25
	1,038	1,212	458
Total sales to related parties	$3,868	$5,214	$(580)

FEI COMPANY AND SUBSIDIARIES

Stock Purchase Loan

On June 25, 1998, we loaned our Chief Executive Officer, President and Chairman of our Board of Directors $1.1 million for the purchase of restricted stock. We recorded interest income on this loan totaling $87,000 and $390,000 in 2004 and 2003, respectively. Mr. Sarkissian repaid the principal and accrued interest, totaling $1.6 million, in full on December 17, 2004.

20. RISK MANAGEMENT AND DERIVATIVES

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

Derivatives used by us to hedge foreign currency exchange risks are foreign forward extra contracts, which are a combination of foreign exchange contracts and options. These instruments protect against the risk that the eventual net cash inflows from foreign currency denominated transactions will be adversely affected by changes in exchange rates beyond a range specified at the inception of the hedging relationship. We hedge up to 90% of anticipated United States dollar denominated sales of our foreign subsidiaries for a rolling twelve-month period.

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

Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of December 31, 2005, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions was twelve months. We formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We assess effectiveness of options based on the total cash flows method and record total changes in the options' fair value to other comprehensive income to the degree the options are effective.

We prospectively discontinue hedge accounting when (i) we determine that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate. If we discontinue hedge accounting, the gains and losses that were accumulated in other comprehensive income (loss) will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current-period net income (loss). Any hedge ineffectiveness is recorded in current-period net income.

Net realized gains (losses) related to cash flow hedges recorded in cost of sales were $(2.2) million in 2005 and $1.8 million in 2004. As of December 31, 2005 and 2004, $0.9 million of deferred net unrealized losses and $2.4 million of deferred net unrealized gains on outstanding derivatives, respectively, were recorded as other comprehensive income. The 2005 deferred unrealized losses are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income.

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

In 2005, we recorded a charge of $0.5 million in other income (expense) related to both hedge ineffectiveness and hedge dedesignations. We did not record any gain or loss in other income/expense due to ineffectiveness of derivatives in 2004, nor did we record any gain or loss due to discontinued hedge accounting during 2004.

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

Other Derivatives

Changes in fair value of foreign forward exchange contracts entered into to mitigate the foreign exchange risks related to non-functionally denominated cash, receivables and payables are recorded in other income/expense currently together with the transaction gain or loss from the hedged balance sheet position. Excluding forward extra contracts and option losses, foreign exchange losses, net of the balance sheet hedge benefits, were $1.0 million, $1.8 million and $1.2 million in 2005, 2004 and 2003, respectively.

21. COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We participate in third party equipment lease financing programs with United States financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease. We did not add to such guarantees during 2005, and, as of December 31, 2005, we had outstanding guarantees totaling $1.3 million related to these lease transactions. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it. As of December 31, 2005, we did not have any guarantees that require us to re-market the equipment.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $31.4 million at December 31, 2005. These commitments expire at various times through September 2006.

As discussed in Note 4, at December 31, 2005, we were committed to invest an additional $0.6 million in one of the non-public companies in which we have an equity interest in the event the related company could not find alternative financing. In February 2006, we made the additional investment in the company as they could not secure alternative financing.

22. SEGMENT AND GEOGRAPHIC INFORMATION

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

FEI COMPANY AND SUBSIDIARIES

The following tables summarize various financial amounts for each of our business segments (in thousands):

	MICRO- ELECTRONICS	ELECTRON OPTICS	COMPONENTS	SERVICE	CORPORATE AND ELIMINATIONS	TOTAL
2005
Sales to external customers	$164,724	$153,722	$7,233	$101,550	$–	$427,229
Inter-segment sales	940	12,229	4,234	3,163	(20,566)	–
Total sales	165,664	165,951	11,467	104,713	(20,566)	427,229
Gross profit	71,841	53,720	2,544	27,168	(3,450)	151,823
Depreciation and amortization	9,540	7,219	1,307	1,050	5,160	24,276
Asset impairment	17,071	–	–	–	8,281	25,352
Restructuring	6,538	818	–	1,082	106	8,544
Operating income (loss)	(25,310)	(1,544)	(528)	12,968	(31,536)	(45,950)
Total assets	116,351	119,884	15,482	84,032	320,282	656,031
2004
Sales to external customers	$210,016	$155,097	$9,795	$90,797	$–	$465,705
Inter-segment sales	1,805	14,644	5,539	2,592	(24,580)	–
Total sales	211,821	169,741	15,334	93,389	(24,580)	465,705
Gross profit	105,367	49,746	4,612	27,983	1,748	189,456
Depreciation and amortization	14,274	7,134	1,474	951	4,093	27,926
Restructuring	–	–	–	–	607	607
Operating income (loss)	26,643	249	1,010	14,184	(9,451)	32,635
Total assets	192,659	138,564	17,738	93,118	399,715	841,794
2003
Sales to external customers	$146,199	$123,927	$9,756	$81,095	$–	$360,977
Inter-segment sales	2,930	12,072	7,187	3,497	(25,686)	–
Total sales	149,129	135,999	16,943	84,592	(25,686)	360,977
Gross profit	71,854	41,791	5,863	25,803	–	145,311
Depreciation and amortization	11,184	6,776	1,542	900	2,416	22,818
Restructuring	–	–	–	–	1,678	1,678
Operating income (loss)	16,902	(10,636)	1,919	17,006	(11,642)	13,549

Inter-segment sales are shown at cost, with no markup for gross profit within the selling segment, and are eliminated in consolidation. Corporate administration expenses, charges for in-process research and development, merger costs and restructuring and reorganization costs are not allocated to our business segments. Certain costs were reclassified in the prior periods to conform to current period allocations. See our Consolidated Statements of Operations for reconciliations from operating income to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.

In July 2005, we announced that we were reorganizing into three primary end markets: NanoElectronics, NanoResearch and NanoBiology. As a result, we plan to realign our segment reporting beginning in 2006, after all the structural changes are complete.

Our long-lived assets were geographically located as follows (in thousands):

DECEMBER 31,	2005	2004
United States	$40,106	$54,870
The Netherlands	16,813	16,559
Other	41,077	44,057
Total	$97,996	$115,486

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

The following table summarizes sales by geographic region (in thousands):

	NORTH AMERICA	EUROPE	ASIA- PACIFIC	Total
2005
Product sales	$83,845	$127,791	$114,043	$325,679
Service sales	49,162	33,100	19,288	101,550
Total sales	$133,007	$160,891	$133,331	$427,229
2004
Product sales	$132,087	$113,362	$129,459	$374,908
Service sales	45,104	30,736	14,957	90,797
Total sales	$177,191	$144,098	$144,416	$465,705
2003
Product sales	$86,595	$98,436	$94,851	$279,882
Service sales	41,992	26,051	13,052	81,095
Total sales	$128,587	$124,487	$107,903	$360,977

None of our customers represented 10% or more of our total sales in 2005, 2004 or 2003.

Sales to countries which totaled 10% or more of our total sales were as follows (dollars in thousands):

	DOLLAR AMOUNT	% OF TOTAL SALES
2005
United States	$131,409	30.8%
Germany	$54,045	12.7%
Japan	$47,638	11.2%
2004
United States	$174,842	37.5%
2003
United States	$121,145	33.6%
Japan	$49,119	13.6%

23. DISPOSAL OF THE SIMS PRODUCT LINE

In the second quarter of 2005, we sold the net assets of our secondary ion mass spectrometer ("SIMS") product line, which was part of our electron optics segment, for a net gain of $0.8 million, which was recorded as a component of selling, general and administrative expenses. Proceeds from the sale totaled $2.5 million in cash and $2.5 million in a note receivable due in January 2006, of which $2.3 million was subsequently paid in February 2006 upon resolution of the final balance sheet audit. The total adjustment to the purchase price resulting from the audit was a decrease of $0.2 million, which was offset against a contingency reserve of $0.3 million we had recorded in 2005. Net assets disposed and the related selling costs totaled $4.0 million. Revenues for this product line totaled $3.1 million in 2005, $8.9 million in 2004 and $5.6 million in 2003.

24. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

The fair value and cost of certain financial assets and liabilities as of December 31, 2005 was as follows (in thousands):

	FAIR VALUE	COST
Marketable securities	$201,877	$203,231
Convertible notes	$211,125	$225,000
Derivative contracts	$(1,143)	$–

As of December 31, 2005, the aggregate notional amount of our outstanding derivative contracts was $139.1 million. The fair value of these contracts represents our forward extra contracts and forward contracts. The fair value of these contracts was obtained from financial institutions.

The fair values of our investments in unconsolidated affiliates are not readily determinable, as the securities are not actively traded.

25. SUBSEQUENT EVENTS

In February 2006, we redeemed $24.9 million of our 5.5% Convertible Subordinated Notes at redemption prices ranging from 100.375 to 100.45. The premium and commissions paid on the redemptions totaled $0.1 million and will be included as a component of interest expense in the first quarter of 2006. Additionally, related deferred note issuance costs of $0.3 million will be expensed as a component of interest expense in the first quarter of 2006.

As discussed in Note 4, at December 31, 2005, we were committed to invest an additional $0.6 million in one of the non-public companies in which we have an equity interest in the event the related company could not find alternative financing. In February 2006, we made the additional investment in the company as they could not secure alternative financing.

FEI COMPANY AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

FEI COMPANY AND SUBSIDIARIES

PART II Notes to Consolidated Financial Statements (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FEI Company

Hillsboro, Oregon

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that FEI Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

March 10, 2006

FEI COMPANY AND SUBSIDIARIES

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

On September 9, 2003, we adopted a code of business conduct and ethics that applies to all directors, officers and employees. We posted our code of business conduct and ethics on our website at www.feicompany.com. We intend to disclose any amendment to the provisions of the code of business conduct and ethics that apply specifically to directors or executive officers by posting such information on our website. We intend to disclose any waiver to the provisions of the code of business conduct and ethics that apply specifically to directors or executive officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by The Nasdaq Stock Market's listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

Item 11. Executive Compensation

Information required by this item will be included under the captions Director Compensation, Executive Compensation, Employment Arrangements and Executive Severance Agreements and Compensation Committee Interlocks and Insider Participation in our proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

Information required by this item will be included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included under the caption Ratification of Appointment of Independent Auditors – Fees Paid to Deloitte & Touche, LLP Related to Fiscal 2005 and 2004 in our proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

FEI COMPANY AND SUBSIDIARIES

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

EXHIBIT NO.		DESCRIPTION
2.1	(3)	Combination Agreement, dated November 15, 1996, as amended, between FEI and Philips Business Electronics International B.V.

3.1	(14)	Third Amended and Restated Articles of Incorporation

3.2	(18)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3	(12)	Amended and Restated Bylaws, as amended on April 17, 2003

4.1	(9)	Indenture between FEI and BNY Western Trust Company dated August 3, 2001

4.2	(9)	Registration Rights Agreement between FEI and Credit Suisse First Boston dated August 3, 2001

4.3	(9)	Form of Note for 5.5% Convertible Subordinated Notes due 2008

4.4	(13)	Indenture, dated as of June 13, 2003, between FEI and BNY Western Trust Company, a California state chartered banking corporation

4.5	(13)	Form of Note for Zero Coupon Convertible Subordinated Notes due 2008

4.6	(13)	Registration Rights Agreement, dated as of June 13, 2003, between FEI and the initial purchasers named therein

4.7	(18)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

4.8+	(17)	1995 Employee Share Purchase Plan, as amended

10.1+	(22)	1995 Stock Incentive Plan, as amended

10.2+	(2)	1995 Supplemental Stock Incentive Plan

10.3+	(1)	Form of Incentive Stock Option Agreement

10.4+	(1)	Form of Nonstatutory Stock Option Agreement

10.6	(4)	Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of FEI, as lessee, including a guarantee by FEI of the lessee's obligations thereunder

10.7	(6)	Master Divestment Agreement, dated October 28, 1999, between FEI and Koninklijke Philips Electronics N.V.

10.8+	(6)	Offer Letter between FEI and Vahé A. Sarkissian, dated May 14, 1998

10.9+	(5)	Stock Bonus Agreement, dated June 25, 1998 between FEI and Vahé A. Sarkissian

10.10	(7)	Agreement, effective as of December 31, 2000, by and among FEI, Koninklijke Philips Electronics N.V. and Philips Business Electronics International B.V.

10.11+	(10)	Executive Severance Agreement, dated February 1, 2002, between FEI and its Chief Executive Officer, Vahé A. Sarkissian

10.12+	(10)	Form of Executive Severance Agreement between FEI and Robert S. Gregg, Steven D. Berger and John A. Doherty

10.13+	(8)	FEI Company Nonqualified Deferred Compensation Plan

10.14	(11)	Purchase Agreement, effective as of November 1, 2002, between FEI and Philips Enabling Technologies Group Nederland B.V.

10.15	(11)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

FEI COMPANY AND SUBSIDIARIES

EXHIBIT NO.		DESCRIPTION
10.16	(12)	Master Agreement for the Acht facility, dated January 14, 2003

10.17+	(15)	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.18+	(21)	FEI Board of Directors Compensation Program, as approved by the Board of Directors on July 17, 2003 and amended on October 19, 2005

10.19+	(16)	FEI Management Bonus Program Summary Description

10.20+	(16)	Summary Description of Commission Compensation of Senior Vice President of World-Wide Sales for FEI

10.21+	(19)	Base Salary and Target Bonuses for Certain Executive Officers

10.22+	(22)	Form of Lock-Up Agreement between FEI and Certain of its Executive Officers and Other Members of Senior Management

10.23+	(20)	Description of Compensation for Executive Vice President and Chief Financial Officer Raymond A. Link and Executive Vice President and Chief Operating Officer Peter J. Frasso

10.24+	(21)	Description of Accelerated Vesting of Certain Stock Options Held by Employees

10.25+	(21)	Description of Compensation of Non-Employee Directors

14	(15)	Code of Ethics

21		Subsidiaries

23		Consent of Deloitte & Touche, LLP

31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

  (1)  Incorporated by reference to Exhibits to our Registration Statement of Form S-1, as amended, effective May 31, 1995
(Commission Registration No. 33-71146).

  (2)  Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 1995.

  (3)  Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 1996.

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

  (8)  Incorporated by reference to Exhibits to our Registration Statement on Form S-3, filed on April 23, 2001.

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

  (16)  Incorporated by reference to Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004.

  (17)  Incorporated by reference to Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange
Commission on May 25, 2005.

  (18)  Incorporated by reference to Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange
Commission on July 27, 2005.

  (19)  Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005.

  (20)  Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2005.

  (21)  Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005.

  (22)  Incorporated by reference to Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange
Commission on October 24, 2005.

FEI COMPANY AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2006	FEI COMPANY

By /s/ VAHÉ A. SARKISSIAN

Vahé A. Sarkissian Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2006:

SIGNATURE	TITLE
/s/ VAHÉ A. SARKISSIAN	Chairman of the Board, President and

Vahé A. Sarkissian	Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND A. LINK	Executive Vice President and Chief Financial

Raymond A. Link	Officer (Principal Financial Officer)

/s/ STEPHEN F. LOUGHLIN	Vice President of Finance

Stephen F. Loughlin	(Principal Accounting Officer)

/s/ MICHAEL J. ATTARDO	Director

Michael J. Attardo

/s/ LAWRENCE A. BOCK	Director

Lawrence A. Bock

/s/ WILFRED J. CORRIGAN	Director

Wilfred J. Corrigan

/s/ THOMAS F. KELLY	Director

Thomas F. Kelly

/s/ WILLIAM W. LATTIN	Director

William W. Lattin

/s/JAN C. LOBBEZOO	Director

Jan C. Lobbezoo

/s/ GERHARD H. PARKER	Director

Gerhard H. Parker

/s/ JAMES T. RICHARDSON	Director

James T. Richardson

/s/ DONALD R. VANLUVANEE	Director

Donald R. VanLuvanee

FEI COMPANY AND SUBSIDIARIES