Form 10-Q
period 2006-04-02
FEI CO
filed 2006-05-10
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-22780

FEI COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0621989
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

5350 NE Dawson Creek Drive, Hillsboro, Oregon	97124-5793
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 503-726-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock outstanding as of May 5, 2006 was 33,927,510.

FEI COMPANY

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheets – April 2, 2006 and December 31, 2005

Consolidated Statements of Operations – Thirteen Weeks Ended April 2, 2006 and April 3, 2005

Consolidated Statements of Comprehensive Income (Loss) – Thirteen Weeks Ended April 2, 2006 and April 3, 2005

Consolidated Statements of Cash Flows – Thirteen Weeks Ended April 2, 2006 and April 3, 2005

Condensed Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 2,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$74,835	$59,177
Short-term investments in marketable securities	113,066	156,049
Short-term restricted cash	31,103	20,138
Receivables, net of allowances for doubtful accounts of $3,356 and $3,340	110,655	98,330
Inventories	81,487	84,879
Deferred tax assets	4,849	5,157
Other current assets	33,362	32,328
Total Current Assets	449,357	456,058

Non-current investments in marketable securities	33,284	44,602
Long-term restricted cash	2,411	519
Property, plant and equipment, net of accumulated depreciation of $67,980 and $66,039	58,531	59,011
Purchased technology, net of accumulated amortization of $41,092 and $40,433	7,553	8,154
Goodwill	41,417	41,402
Deferred tax assets	1,343	1,095
Other assets, net	46,112	45,190
Total Assets	$640,008	$656,031

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$25,074	$26,186
Current account with Philips	1,512	1,964
Accrued payroll liabilities	13,539	9,205
Accrued warranty reserves	5,006	5,193
Deferred revenue	39,828	43,647
Income taxes payable	8,965	9,021
Accrued restructuring, reorganization, relocation and severance	6,995	5,274
Other current liabilities	29,234	31,072
Total Current Liabilities	130,153	131,562

Convertible debt	200,062	225,000
Deferred tax liabilities	2,101	1,947
Other liabilities	5,155	5,079

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 33,902 and 33,800 shares issued and outstanding, no par value	342,197	332,125
Retained deficit	(61,303)	(56,081)
Accumulated other comprehensive income	21,643	16,399
Total Shareholders’ Equity	302,537	292,443
Total Liabilities and Shareholders’ Equity	$640,008	$656,031

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	April 2, 2006	April 3, 2005

Net Sales:
Products	$86,602	$93,224
Products - related party	22	569
Service and components	26,580	26,956
Service and components - related party	565	244
Total net sales	113,769	120,993

Cost of Sales:
Products	45,965	52,117
Service and components	20,851	19,939
Total cost of sales	66,816	72,056

Gross Profit	46,953	48,937

Operating Expenses:
Research and development	14,001	16,187
Selling, general and administrative	23,818	25,313
Merger costs	452	—
Amortization of purchased technology	641	1,342
Asset impairment	465	—
Restructuring, reorganization, relocation and severance	11,569	—
Total operating expenses	50,946	42,842

Operating (Loss) Income	(3,993)	6,095

Other Income (Expense):
Interest income	2,244	1,814
Interest expense	(1,658)	(2,507)
Other, net	(383)	(216)
Total other income (expense), net	203	(909)

(Loss) income before income taxes	(3,790)	5,186
Income tax expense	1,431	1,763
Net (loss) income	$(5,221)	$3,423

Basic net (loss) income per share	$(0.15)	$0.10

Diluted net (loss) income per share	$(0.15)	$0.09

Shares used in per share calculations:
Basic	33,867	33,456
Diluted	33,867	39,878

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 2, 2006	April 3, 2005

Net (loss) income	$(5,221)	$3,423
Other comprehensive income (loss):
Change in cumulative translation adjustment, zero taxes provided	4,096	(8,338)
Change in unrealized loss on available-for-sale securities	58	(396)
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	1,090	(1,493)
Reclassification to net (loss) income of previously deferred gains relaterd to hedge derivatives instruments	—	(359)
Comprehensive income (loss)	$23	$(7,163)

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 2, 2006	April 3, 2005

Cash flows from operating activities:
Net (loss) income	$(5,221)	$3,423
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation	3,421	4,146
Amortization	1,236	3,143
Stock-based compensation expense	8,339	—
Asset impairment of property, plant and equipment and other assets	465	—
Gain on property, plant and equipment disposals	(49)	(163)
Write-off of deferred bond offering costs	361	—
Deferred income taxes	158	(5,160)
Tax benefit of convertible hedge	—	875
Tax benefit for non-qualified stock options exercised	—	263
(Increase) decrease in:
Receivables	(11,283)	23,041
Inventories	3,481	(9,841)
Income taxes receivable	(589)	—
Other assets	(1,031)	4,321
Increase (decrease) in:
Accounts payable	(2,085)	6,091
Current account with Philips	(505)	1,097
Accrued payroll liabilities	4,141	(789)
Accrued warranty reserves	(243)	95
Deferred revenue	(4,444)	2,865
Income taxes payable	(118)	(2,757)
Accrued restructuring and reorganization costs	2,263	(325)
Other liabilities	(1,212)	(3,954)
Net cash (used by) provided by operating activities	(2,915)	26,371

Cash flows from investing activities:
(Increase) decrease in restricted cash	(12,293)	2,494
Acquisition of property, plant and equipment	(1,175)	(4,415)
Proceeds from disposal of property, plant and equipment	13	451
Purchase of investments in marketable securities	(24,397)	(6,953)
Redemption of investments in marketable securities	78,700	16,000
Investment in unconsolidated affiliate	(648)	—
Other	(35)	(34)
Net cash provided by investing activities	40,165	7,543

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(24,938)	—
Proceeds from exercise of stock options and employee stock purchases	1,733	1,007
Net cash (used by) provided by financing activities	(23,205)	1,007

Effect of exchange rate changes	1,613	(4,673)
Increase in cash and cash equivalents	15,658	30,248

Cash and cash equivalents:
Beginning of period	59,177	112,602
End of period	$74,835	$142,850

Supplemental Cash Flow Information:
Cash paid for taxes	$1,580	$6,899
Cash paid for interest	2,206	4,086

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      NATURE OF BUSINESS

We are a leading supplier of products that enable the research, development and manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. Beginning in 2006, we are reporting our revenue based on the market-focused organization that we put into place in 2005. Our semiconductor and data storage markets are being reported together as NanoElectronics and our Industry and Institute market is being broken down into NanoResearch and Industry and NanoBiology markets. See additional disclosure in Note 17.

Our products and systems include hardware and software for focused ion beams, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as CAD navigation and yield management software.

Our DualBeam systems include models that have wafer handling capability that are purchased by semiconductor manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small stage DualBeam systems”).

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen weeks ended April 2, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2006.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, income tax related contingencies, tax valuation allowances, the valuation of businesses acquired and related in-process research and development and other intangibles, the valuation of minority debt and equity investments in non-public companies, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles, software development costs and goodwill and the timing of revenue recognition and the timing and valuation of stock-based compensation.

3.             STOCK-BASED COMPENSATION

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in the net income in the periods after the date of adoption over the remainder the requisite service period. The cumulative effect of the change in accounting principle from Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to SFAS No. 123R was not material.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations. We provided disclosures of net income and earnings per share as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

Thirteen Weeks Ended
April 3, 2005
Net income, as reported	$3,423
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,901)
Net income, pro forma	$522
Basic net income per share:
As reported	$0.10
Pro forma	$0.02
Diluted net income per share:
As reported	$0.09
Pro forma	$0.01

Certain information regarding our stock-based compensation was as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Weighted average grant-date fair value of share options granted	$166	$1,107
Total intrinsic value of share options exercised	598	819
Total intrinsic value of share-based liabilities paid	—	—
Stock-based compensation recognized in statement of operations	1,250	—
Tax benefit recognized in statement of operations	—	—
Stock-based compensation capitalized in fixed assets, inventory or other assets	—	—
Cash received from options exercised and shares purchased under all share-based arrangements	1,733	1,007
Tax deduction realized related to stock options exercised	—	263

Our stock-based compensation expense, excluding the CEO severance as described in Note 13, was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Cost of sales	$197	$—
Research and development	228	—
Selling, general and administrative	825	—
	$1,250	$—

Compensation expense related to restricted shares is based on the fair value of the underlying shares on the date of grant as if the shares were vested. Compensation expense related to options granted pursuant to our stock incentive plans and shares purchased pursuant to our employee share purchase plan was determined based on the estimated fair values using the Black-Scholes option pricing model and the following weighted average assumptions:

Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Risk-free interest rates	2.8% - 4.8%	1.2% - 4.3%
Dividend yield	0.0%	0.0%
Expected lives:
Option plans	4.75 years	5.5 years
ESPP	6 months	6 months
Volatility	71% - 74%	73% - 77%
Discount for post vesting restrictions	0.0%	0.0%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Expected lives were estimated based on the average between the stock option awards’ vest date and their contractual life. The expected volatility is calculated based on the historical volatility of our common stock.

We amortize stock-based compensation on a ratable basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Stock Incentive Plans

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for issuance of a maximum of 8,000,000 shares and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for issuance of a maximum of 500,000 shares.

We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights and restricted stock units and restricted shares. The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the discretion of the Board of Directors. At April 2, 2006, there were 1,612,114 shares available for grant under these plans and 6,839,310 shares of our common stock were reserved for issuance. Activity under these plans was as follows (share amounts in thousands):

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2005	5,419	$20.84
Granted	8	20.72
Forfeited	(42)	20.19
Expired	(56)	25.69
Exercised	(102)	17.26
Balances, April 2, 2006	5,227	20.87

	Restricted Shares	Weighted Average Grant Date Per Share Fair Value
Balances, December 31, 2005	20	$21.62
Granted	3	20.05
Vested	—	—
Forfeited	—	—
Balances, April 2, 2006	23	21.42

Certain information regarding options outstanding as of April 2, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	5,227,196	4,432,670
Weighted average exercise price	$20.87	$21.40
Aggregate intrinsic value	$12.6 million	$10.5 million
Weighted average remaining contractual term	5.7 years	5.5 years

As of April 2, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock options and restricted shares was $7.3 million, which will be recognized over the weighted average remaining vesting period of 1.3 years.

Employee Share Purchase Plan

In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). A total of 1,950,000 shares of our common stock may be issued pursuant to the ESPP, as amended. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods. There were no shares purchased pursuant to the ESPP during the thirteen weeks ended April 2, 2006 as the quarter ended in the middle of the current purchase period. At April 2, 2006, 911,559 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.

4.             RECLASSIFICATIONS

The following reclassifications were made to the prior period financial statements to conform to the current period presentation: other receivables and product-related liabilities were reclassified within line items in net cash (used by) provided by operating activities.

5.             EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Shares used for basic EPS	33,867	33,456
Dilutive effect of stock options calculated using the treasury stock method	—	708
Dilutive effect of shares issuable to Philips	—	185
Dilutive effect of convertible debt	—	5,529
Shares used for diluted EPS	33,867	39,878

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	3,286	2,379
Convertible debt	6,539	2,928

6.             CREDIT FACILITIES

We maintain a $10.0 million unsecured, committed bank borrowing facility in the United States, a $3.7 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. In addition, we maintain a $10.0 million unsecured and uncommitted bank facility in the United States. At April 2, 2006, a total of $20.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At April 2, 2006, we had $37.4 million of these guarantees and letters of credit outstanding, of which approximately $33.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

7.             FACTORING OF ACCOUNTS RECEIVABLE

In the first quarter of 2006 and 2005, we entered into agreements under which we sold $1.4 million and $0.8 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial in the first quarter of 2006 and 2005, were recorded in our statement of operations as other expense.

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

Inventories consisted of the following (in thousands):

	April 2,	December 31,
	2006	2005
Raw materials and assembled parts	$18,130	$22,295
Service inventories, estimated current requirements	13,164	12,339
Work-in-process	37,698	36,954
Finished goods	12,495	13,291
Total inventories	$81,487	$84,879

Service inventories included in other long-term assets	$35,248	$33,869

Inventory valuation adjustments were insignificant during the thirteen weeks ended April 2, 2006 and April 3, 2005. Provision for service inventory valuation adjustments totaled $1.7 million and $0.6 million, respectively, during the thirteen weeks ended April 2, 2006 and April 3, 2005.

9.             GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The roll-forward of our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Balance, beginning of period	$41,402	$41,486
Adjustments to goodwill	15	(10)
Balance, end of period	$41,417	$41,476

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At April 2, 2006 and December 31, 2005, our other intangible assets included purchased technology, capitalized software, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	April 2,	December 31,
	Period	2006	2005
Purchased technology	5 to 12 years	$48,645	$48,587
Accumulated amortization		(41,092)	(40,433)
		$7,553	$8,154

Capitalized software	3 years	$10,854	$11,517
Accumulated amortization		(10,816)	(11,391)
		38	126

Patents, trademarks and other	2 to 15 years	4,673	4,619
Accumulated amortization		(2,226)	(2,045)
		2,447	2,574

Note issuance costs	5 to 7 years	10,732	10,858
Accumulated amortization		(7,974)	(7,353)
		2,758	3,505
Total intangible assets included in other long-term assets		$5,243	$6,205

Amortization expense, excluding impairment charges and note issuance cost write-offs, was as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Purchased technology	$641	$1,342
Capitalized software	91	910
Patents, trademarks and other	172	150
Note issuance costs	332	415
	$1,236	$2,817

Amortization is as follows over the next five years (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2006	$1,781	$12	$476	$906
2007	2,130	13	535	1,208
2008	2,130	13	278	644
2009	756	—	191	—
2010	756	—	187	—
Thereafter	—	—	780	—
	$7,553	$38	$2,447	$2,758

10.          INVESTMENTS

At December 31, 2005, we were committed to invest an additional $0.6 million in one of the non-public companies in which we have an equity interest in the event the related company could not find alternative financing. In February 2006, we made the additional investment in the company as they could not secure alternative financing. Such investments are included as a component of other assets, net on our consolidated balance sheet. We have no further commitments to provide funding to any of the non-public companies of which we hold investments in.

11.          WARRANTY RESERVES

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs as a component of cost of sales on our consolidated statements of operations. Our estimate of warranty cost is based on our history of warranty repairs and maintenance. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Historically, we have not made significant adjustments to our estimates.

The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Balance, beginning of period	$5,193	$10,052
Reductions for warranty costs incurred	(2,959)	(3,569)
Warranties issued	2,772	3,597
Translation and changes in estimates	—	(296)
Balance, end of period	$5,006	$9,784

12.          CONVERTIBLE NOTE PURCHASES

In February 2006, we repurchased $24.9 million of our 5.5% Convertible Subordinated Notes at prices ranging from 100.375 to 100.45. The premium and commissions paid totaled $0.1 million and were included as a component of interest expense in the first quarter of 2006. Additionally, related deferred note issuance costs of $0.3 million were expensed as a component of interest expense in the first quarter of 2006.

 13.         RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

Restructuring, reorganization, relocation and severance in the first quarter of 2006 includes a charge of $2.2 million for facilities and severance charges related to the closure of certain of our European field offices as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses.

Effective April 1, 2006, Vahé A. Sarkissian’s services as our Chairman, President and Chief Executive Officer (“CEO”) were terminated. Mr. Sarkissian indicated that he will be resigning as a director effective immediately prior to the 2006 Annual Meeting of Shareholders, to be held on May 11, 2006. Mr. Sarkissian was a party to an existing Executive Severance Agreement dated February 1, 2002. Termination of his service was deemed a termination without cause under the agreement. Pursuant to the terms of this agreement, and following his execution and non-revocation of a standard release, Mr. Sarkissian is entitled to certain severance benefits. These include: (i) a lump sum payment equaling three years of base salary (approximately $1.59 million); (ii) a lump sum payment equal to 100% of Mr. Sarkissian’s target bonus for 2006 (approximately $583,000); (iii) acceleration of all of Mr. Sarkissian’s stock options and restricted stock awards; (iv) permitting Mr. Sarkissian to exercise his options until the earlier of three years after his departure date or the option expiration date as set forth in the applicable option agreement; (v) a lump sum payment equaling two times what Mr. Sarkissian’s reasonably expected health insurance coverage costs would be for 18 months; and (vi) life insurance premium payments not to exceed $5,000.

Accordingly, we recorded a charge of $9.3 million, of which $2.2 million related to the cash severance payments and $7.1 million related to the non-cash expense associated with the fair market value of the modified stock options, which modified the original awards to i) accelerate all unvested stock options; and ii) waive the cancellation clause upon termination of employment; and iii) extend their legal lives as discussed above.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirteen weeks ended April 2, 2006 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Thirteen Weeks Ended April 2, 2006	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$1,778	$1,706	$(2,342)	$29	$1,171
Abandoned leases, leasehold improvements and facilities	3,496	539	(446)	—	3,589
CEO severance, excluding stock-based compensation	—	2,235	—	—	2,235
	$5,274	$4,480	$(2,788)	$29	$6,995

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

14.          INCOME TAXES

Deferred tax assets, net of valuation allowances of $37.3 million and $35.0 million, respectively, as of April 2, 2006 and December 31, 2005 were as follows (in thousands):

	April 2,	December 31,
	2006	2005
Deferred tax assets – current	$4,020	$5,157
Deferred tax assets – non-current	2,175	1,095
Other current liabilities	(279)	(371)
Deferred tax liabilities – non-current	(2,101)	(1,947)
Net deferred tax assets	$3,815	$3,934

We recorded a tax provision of approximately $1.4 million for the thirteen week period ending April 2, 2006. The provision consists entirely of taxes accrued in foreign jurisdictions and does not reflect a benefit for current period losses in the United States as we have a recorded a full valuation allowance against the United States deferred tax assets generated from the current period losses.

In assessing the realizability of deferred tax assets, SFAS No. 109, “Accounting for Income Taxes,” establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment. Our more likely than not assessment was principally based upon our historical losses in the United States, the impact of the restructuring activities and our forecast of future profitability in certain tax jurisdictions, primarily the United States.

15.          RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock. For sales to Philips, see “Sales to Related Parties” below. The following table summarizes our other transactions with Philips (in thousands):

	Thirteen Weeks Ended
Amounts Paid to Philips	April 2, 2006	April 3, 2005
Subassemblies and other materials purchased from Philips	$4,498	$3,543
Facilities leased from Philips	52	82
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	146	235
Research and development services provided by Philips	143	456
	$4,839	$4,316

Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services. Current accounts with Philips consisted of the following (in thousands):

	April 2, 2006	December 31, 2005
Current accounts receivable	$259	$231
Current accounts payable	(1,771)	(2,195)
Net current accounts with Philips	$(1,512)	$(1,964)

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

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Product sales:
Philips	$22	$126
Applied Materials	—	439
LSI Logic	—	4
	$22	$569
Service sales:
Philips	$447	$37
Accurel	—	151
Applied Materials	80	38
LSI Logic	33	16
Nanosys	5	2
	$565	$244
Total sales to related parties	$587	$813

16.          COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We participate in third party equipment lease financing programs with United States financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease. We did not add to such guarantees during the first quarter of 2006, and, as of April 2, 2006, we had outstanding guarantees totaling $1.1 million related to these lease transactions. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it. As of April 2, 2006, we did not have any guarantees that require us to re-market the equipment.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $35.4 million at April 2, 2006. These commitments expire at various times through March 2007.

17.          SEGMENT INFORMATION

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

Beginning in 2006, we began reporting our segments based on the market-focused organization that we put into place at the end of 2005. The Microelectronics and Electronoptics segments were reallocated to NanoElectronics, NanoResearch and Industry and NanoBiology based on customer. Service and Components were combined into one segment. Prior period information has been reclassified to conform with the current period presentation.

The following table summarizes various financial amounts for each of our current business segments (in thousands):

	Nano- Electronics	Nano- Research and Industry	Nano- Biology	Service and Components	Corporate and Eliminations	Total
Thirteen Weeks Ended April 2, 2006
Sales to external customers	$41,194	$35,332	$10,098	$27,145	$—	$113,769
Gross profit	21,119	14,925	4,702	6,295	(88)	46,953

Thirteen Weeks Ended April 3, 2005
Sales to external customers	$53,879	$29,942	$9,972	$27,200	$—	$120,993
Gross profit	26,083	12,359	2,980	7,261	254	48,937

April 2, 2006
Total assets	$172,431	$43,278	$27,327	$101,965	$295,007	$640,008

December 31, 2005
Total assets	$121,660	$85,756	$28,819	$99,513	$320,283	$656,031

Nano-market segment disclosures are presented to the gross margin level as this is the primary performance measure the segment general managers are responsible for. Selling, general and administrative, research and development and other operating expenses, are managed and reported at the corporate level and, given allocation to the nano-market segments would be arbitrary, have not been allocated to the market segments. See our Consolidated Statements of Operations for reconciliations from gross margin to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.

None of our customers represented 10% or more of our total sales in the thirteen week periods ended April 2, 2006 or April 3, 2005.

18.          NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No 133 and 140.” SFAS No. 155 resolves implementation issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any beneficial interests in securitized financial assets and, accordingly, the adoption of SFAS No. 155 will not have any effect on our results of operations, financial condition or cash flows.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006 and, accordingly, any future accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS No. 123R effective January 1, 2006. The impact of the adoption of SFAS No. 123R reduced our consolidated results of operations for stock-based compensation expense by approximately $1.3 million for the first quarter of 2006. However, it did not have any effect on our cash flows or liquidity as stock-based compensation is a non-cash expense. See also Note 3 above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, bookings and backlog or other financial items; prospects for growth in certain markets or segments; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our 2006 operating results; any statements concerning proposed new products, services or developments; any statements related to the needs or expected growth of our target markets; any statements regarding proposed market transactions; any statements regarding capital expenditures; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this report are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K,     10-Q and 8-K filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

Summary of Products and Segments

We are a leading supplier of products that enable the research, development and manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. Beginning in 2006, we are reporting our revenue based on the market-focused organization that we put into place at the end of 2005. Our semiconductor and data storage markets are being reported together as NanoElectronics and our Industry and Institute market is being broken down into NanoResearch and Industry and NanoBiology markets.

Our products and systems include hardware and software for focused ion beams, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform, as well as CAD navigation and yield management software.

Our DualBeam systems include models that have wafer handling capability that are purchased by NanoElectronics customers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small stage DualBeam systems”).

The NanoResearch and Industry market includes universities, public and private research laboratories and a wide range of industrial customers, including automobiles, aerospace, metals, mining and petrochemicals. Growth in these markets is driven by corporate and government funding for research and development in materials science. Our solutions provide researchers and manufacturers with atomic level resolution images and permit development, analysis and production of advanced products. Our products are also used in root cause failure analysis and quality control applications.

The NanoElectronics market consists of customers in the semiconductor, data storage and related industries such as printers and MEMs. For the semiconductor market, our growth is driven by shrinking line widths and process nodes to 65 nanometers and below, the use of multiple layers of new materials such as copper and low-k dielectrics, the increase in wafer size to 300 millimeters in diameter and increasing device complexity. Our products are used throughout the development and manufacturing cycles for semiconductors to speed new product development and increase yields by enabling three-dimensional wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, our growth is driven by rapidly increasing storage densities that require smaller recording heads, thinner geometries, materials that increase the complexity of device structures and the transition from longitudinal to perpendicular recording heads. Our products offer three-dimensional metrology for thin film head processing and root cause failure analysis.

The NanoBiology market includes universities and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech, medical device and hospital companies. Our products’ ultra-high resolution imaging allows cell biologists and drug researchers to create detailed three dimensional reconstructions of complex biological structures, enabling them to map proteins within cells. Our products are also used in a range of pathology and quality control applications.

We have reclassified the first quarter of 2005 revenues and gross margin into the new market segments to provide comparability to our 2006 first quarter results in this management’s discussion and analysis of financial condition and results of operations.

Overview

Net sales increased in the first quarter of 2006 compared with the fourth quarter of 2005, driven by the upturn in orders in the last two quarters. Net sales in the first quarter of 2006 were down compared with the first quarter of 2005, due to a decline in the NanoElectronics market, as described in more detail below.

Our consolidated bookings increased in the first quarter of 2006 compared with both the fourth and first quarters of 2005 to the highest quarterly level in company history. Bookings increased in each of the three market segments. Demand was particularly strong from NanoResearch and Industry and NanoBiology customers. By product, the largest contributor to order growth was our TEM line, led by the Titan high-end system. We also saw increases in demand for laboratory and wafer-level DualBeam systems across all our markets.

We only recognize backlog for firm purchase orders for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. United States government backlog is limited to contracted amounts. At April 2, 2006, our product and service backlog was $178.3 million and $44.4 million, respectively, compared to $149.5 million and $36.8 million, respectively, at December 31, 2005. Of our total backlog at April 2, 2006, approximately $7.0 million was scheduled for delivery beyond twelve months. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Compared with the first and fourth quarters of 2005, both research and development expenses and sales, general and administrative expenses decreased.

Financial results for the first quarter of 2006 were affected by restructuring, asset impairment, refinancing and related charges which totaled $12.9 million and included the following:

•                  $9.3 million of restructuring, reorganization, relocation and severance charges in connection with the termination without cause of our former CEO, including $2.2 million of cash payments and a non-cash charge of $7.1 for stock-based compensation, as a result of the modification of his existing stock options in accordance with his 2002 severance agreement;

•                  $2.2 million of additional restructuring, reorganization, relocation and severance charges for facilities and severance charges related to the closure of certain of our European field offices as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses;

•                  $0.5 million for legal and other costs in connection with potential merger negotiations which were terminated by us in February 2006;

•                  $0.5 million for asset impairments related to the previously-announced decision to discontinue implementation of a new enterprise resource planning system and pursue less costly alternatives; and

•                  $0.4 million related to the repurchase and retirement of $25 million face value of our 5.5% convertible notes (included in interest expense).

The first quarter of 2006 also included $1.3 million of stock-based compensation expense, included in cost of sales and operating expenses, in accordance with the implementation of SFAS No. 123(R) using the modified prospective transition method.

Prior to 2006, we accounted for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2006, we have continued to calculate compensation expense for restricted shares using the fair value of the underlying shares on the date of grant as if the shares were vested and are recording compensation expense based on fair value estimates using the Black-Scholes option pricing model for options granted under our stock incentive plans and employee share purchase plan. Based on existing grants as of April 2, 2006, stock-based compensation expense is expected to be approximately $1.5 million in the second quarter of 2006 and a slightly higher amount for the last two quarters of 2006.

Outlook for the Remainder of 2006

For the remainder of 2006, we expect growth in quarterly revenue compared with the first quarter of 2006, although we have experienced quarterly seasonality, which could affect our results. This outlook is based on our existing backlog of unfilled orders, which is at the highest level in our history. Although second quarter orders are likely to be below the unusually high levels of the first quarter, we expect that they will be greater than sales for the quarter, further increasing the backlog.

We expect earnings to increase over last year, due to the absence of the charges recorded in the first quarter of 2006, revenue growth and further improvements in operations and manufacturing efficiency. Earnings improvement will be moderated by increases in operating expenses for programs such as additional research and development for new products and additions to our sales force. In addition, the trend of weakness in the U.S. dollar relative to the euro, which has happened early in the second quarter of 2006, will also reduce margins, but will be partially offset by the results of our hedging program.

Critical Accounting Policies and the Use of Estimates

We have no changes or updates to the critical accounting policies and estimates reported in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 10, 2006.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) April 2, 2006		Thirteen Weeks Ended(1) April 3, 2005
Net sales	$113,769	100.0%	$120,993	100.0%
Cost of sales	66,816	58.7	72,056	59.6
Gross profit	46,953	41.3	48,937	40.4
Research and development	14,001	12.3	16,187	13.4
Selling, general and administrative	23,818	20.9	25,313	20.9
Merger costs	452	0.4	—	—
Amortization of purchased technology	641	0.6	1,342	1.1
Asset impairment	465	0.4	—	—
Restructuring, reorganization, relocation and severance costs	11,569	10.2	—	—
Operating (loss) income	(3,993)	(3.5)	6,095	5.0
Other income (expense), net	203	0.2	(909)	(0.8)
(Loss) income before income taxes	(3,790)	(3.3)	5,186	4.3
Income tax expense	1,431	1.3	1,763	1.5
Net (loss) income	$(5,221)	(4.6)%	$3,423	2.8%

(1) Percentages may not add due to rounding.

Net Sales

Net sales decreased $7.2 million, or 6.0%, to $113.8 million in the thirteen weeks ended April 2, 2006 (the first quarter of 2006) compared to $121.0 million in the thirteen weeks ended April 3, 2005 (the first quarter of 2005). This decrease reflects the fact that we utilized significant backlog in the first quarter of 2005 as compared to the first quarter of 2006, when we built backlog. In addition, we deemphasized certain semiconductor products in the second half of 2005 and sold our SIMS product line in the second quarter of 2005. These decreases were partially offset by increases in sales of our TEM products, including the Titan, and an increase in data storage sales in the first quarter of 2006 compared to the first quarter of 2005 as more companies transitioned to perpendicular recording, for which new tools are required. These factors are described more fully below.

Net Sales by Market Segment

Net sales include sales in the NanoElectronics market, the NanoResearch and Industry market and the NanoBiology market. Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	April 2, 2006		April 3, 2005
NanoElectronics	$41,194	36.2%	$53,879	44.5%
NanoResearch and Industry	35,332	31.0%	29,942	24.8%
NanoBiology	10,098	8.9%	9,972	8.2%
Service and Components	27,145	23.9%	27,200	22.5%
	$113,769	100.0%	$120,993	100.0%

NanoElectronics

The $12.7 million, or 23.5%, decrease in NanoElectronics sales in the first quarter of 2006 compared to the first quarter of 2005 was due to an approximately $9.0 million decrease in semiconductor related sales volumes, primarily related to our wafer-level DualBeam systems and small stage DualBeam systems. A significant portion of the volume decline in the first quarter of 2006 was related to products in our semiconductor businesses which were deemphasized during our restructuring activities in the second half of 2005. In addition, the semiconductor capital equipment market experienced a general decline in bookings in 2005 that affected shipment volumes in the first quarter of 2006 compared with the first quarter of 2005. Additionally, our TEM sales decreased approximately $3.4 million in the first quarter of 2006 compared to the first quarter of 2005 due to the timing of particular shipments. We believe the long-term potential for increasing TEM sales to customers in the NanoElectronics markets remains strong as customers move to narrower line widths for their products. These decreases were partially offset by an increase in data storage sales in the first quarter of 2006 compared to the first quarter of 2005 as more companies transitioned to perpendicular recording. .

NanoResearch and Industry

The $5.4 million, or 18.0%, increase in NanoResearch and Industry sales in the first quarter of 2006 compared to the first quarter of 2005 was due primarily to an approximately $11.5 million increase related to demand for our TEMs, including the Titan. Demand was also aided by continued worldwide nanotechnology research funding. These increases were partially offset by an approximately $6.2 million decrease related to a decrease in the volume of sales of our small stage DualBeam systems.

NanoBiology

Sales in the NanoBiology market were relatively flat. We realized modest improvement in demand for our TEMs for research applications. NanoBiology is an emerging application area for our equipment, and a significant portion of the tools we sell in this market have relatively high unit prices. As a result, quarter-to-quarter growth rates in this market are likely to be volatile, although we expect long-term growth.

Service and Components

Sales in the service segment were flat in the first quarter of 2006 compared to the first quarter of 2005 as increases due to a larger installed base were offset by decreases in service contract renewals. Component sales include sales of individual components as well as equipment refurbishment and were flat in the first quarter of 2006 compared to the first quarter of 2005.

Net Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended
	April 2, 2006		April 3, 2005
North America	$44,295	38.9%	$33,658	27.8%
Europe	38,706	34.0%	45,236	37.4%
Asia-Pacific Region	30,768	27.1%	42,099	34.8%
	$113,769	100.0%	$120,993	100.0%

North America

The $10.6 million, or 31.6%, increase in sales to North America was due primarily to increased data storage sales as the conversion to perpendicular recording accelerated, as well as increased TEM sales, including the Titan.

Europe

The $6.5 million, or 14.4%, decrease in sales to Europe was primarily due to unusually high volume sales of our small stage DualBeam systems in the first quarter of 2005. This decrease was partially offset by an increase in TEM sales, including the Titan.

Asia-Pacific Region

The $11.3 million, or 26.9%, decrease in sales to the Asia-Pacific region was primarily due to unusually high volume sales of our wafer-level DualBeam systems and small stage DualBeam systems in the first quarter of 2005. This decrease was partially offset by an increase in TEM sales, including the Titan, in the first quarter of 2006 compared to the first quarter of 2005.

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

Cost of sales decreased $5.2 million, or 7.3%, to $66.8 million in the first quarter of 2006 compared to $72.1 million in the first quarter of 2005, primarily due to the decreased overall sales as discussed above, and the impact due to the closure of our Peabody, Massachusetts facility, as well as an increase in our overall gross margin as detailed below, partially offset by $0.2 million of stock-based compensation in the first quarter of 2006 compared to none for the first quarter of 2005.

Our gross margin (gross profit as a percentage of net sales) by current market segment was as follows:

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
NanoElectronics	51.3%	48.4%
NanoResearch and Industry	42.2%	41.3%
NanoBiology	46.6%	29.9%
Service and Components	23.2%	26.7%
Overall	41.3%	40.4%

NanoElectronics

Although revenues were down across most product groups in NanoElectronics, gross margins improved in the first quarter of 2006 compared to the first quarter of 2005. This improvement was primarily due to lower volumes of our lower margin DualBeam systems and an improvement in our TEM product mix, from lower margin TEM products to higher margin TEM products, including the Titan.

NanoResearch and Industry

The increase in NanoResearch and Industry margins in the first quarter of the 2006 compared to the first quarter of 2005 was primarily due to improvements in the TEM product mix.

NanoBiology

The increase in NanoBiology gross margin in the first quarter of 2006 compared to the first quarter of 2005 was mainly due to product mix. There was an increase in TEM sales, including the Titan, combined with a decrease in sales of our lower-margin small stage DualBeam systems.

Service and Components

The decrease in the Service and Components gross margin in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to higher repair costs, material usage and inventory write-offs.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs decreased $2.2 million to $14.0 million (12.3% of net sales) in the first quarter of 2006 compared to $16.2 million (13.4% of net sales) in the first quarter of 2005.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
Gross spending	$15,007	$17,604
Less subsidies	(1,006)	(1,417)
Net expense	$14,001	$16,187

The decrease in research and development costs was due to approximately $1.6 million of savings related to our 2005 restructuring activities primarily related to the closing of our Peabody operations and $0.7 million in reduced material and external service costs. These cost reductions were partially offset by $0.2 million of stock-based compensation in the first quarter of 2006 compared to none in the first quarter of 2005 and $0.4 million in lower subsidies received.

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

SG&A costs decreased $1.5 million to $23.8 million (20.9% of net sales) in the first quarter of 2006 compared to $25.3 million (20.9% of net sales) in the first quarter of 2005.

The decrease in SG&A costs was due primarily to approximately $1.0 million of savings related to our 2005 restructuring activities, a $0.5 million decrease in legal and audit fees, excluding the merger costs discussed below, and a $0.5 million decrease in selling and marketing costs. These cost reductions were partially offset by $0.9 million of stock-based compensation in the first quarter of 2006 compared to none in the first quarter of 2005.

Merger Costs

Merger costs in the first quarter of 2006 related to legal and Board costs for reviewing a merger proposal. The proposed transaction is not being pursued and, accordingly, we do not expect additional costs related to this proposal in future quarters.

Amortization of Purchased Technology

Amortization of purchased technology was $0.6 million in the first quarter of 2006 compared to $1.3 million in the first quarter of 2005. Our purchased technology balance at April 2, 2006 was $7.6 million and current amortization of purchased technology is approximately $0.6 million per quarter, which could increase if we acquire additional technology.

The decrease in the first quarter of 2006 compared to the first quarter of 2005 was due primarily to the recording of an impairment charge of $9.3 million against our purchased technology balance in the second quarter of 2005.

Asset impairment

Asset impairment charges of $465,000 in the first quarter of 2006 were primarily for the write-off of the remaining costs related to the abandonment of our enterprise resource planning system, which were incurred during the current quarter.

Restructuring, Reorganization, Relocation and Severance

Restructuring, reorganization, relocation and severance in the first quarter of 2006 includes a charge of $2.2 million for facilities and severance charges related to the closure of certain of our European field offices as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses. Additionally, we recorded a charge of $9.3 million related to the termination of our Chief Executive Officer in accordance with his 2002 employment agreement as discussed in Note 13. Of the $9.3 million, $2.2 million was cash compensation and $7.1 million was non-cash stock-based compensation.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirteen weeks ended April 2, 2006 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Thirteen Weeks Ended April 2, 2006
Severance, outplacement and related benefits for terminated employees	$1,778	$1,706	$(2,342)	$29	$1,171
Abandoned leases, leasehold improvements and facilities	3,496	539	(446)	—	3,589
CEO severance, excluding stock-based compensation	—	2,235	—	—	2,235
	$5,274	$4,480	$(2,788)	$29	$6,995

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $2.2 million in the first quarter of 2006 and $1.8 million in the first quarter of 2005. The increase was primarily due to higher interest rates earned on our cash and marketable securities balances.

Interest expense for both the 2006 and 2005 periods primarily relates to our 5.5% convertible debt issued in August 2001. The amortization of capitalized note issuance costs related to both of our convertible note issuances is also included as a component of interest expense. Interest expense in the first quarter of 2006 also includes $0.1 million of premiums and commissions paid on the repurchase of $24.9 million of our 5.5% Convertible Subordinated Notes as well as the write-off of $0.3 million of related deferred note issuance costs. Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.3 million per quarter through 2008.

Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Income tax expense in the first quarter of 2006 represents taxes on foreign earnings. We did not record a tax benefit for our United States losses in the first quarter of 2006 as we believe it is more likely than not that we will not be able to realize the benefit in future periods. Our assessment was principally based upon our historical losses in the United States.

Our effective income tax rate was 34.0% in the first quarter of 2005. Our effective tax rate may differ from the United States federal statutory tax rate primarily as a result of the effects of state and foreign taxes and our use of the foreign export benefit, research and experimentation tax credits earned in the United States, adjustments to our tax contingency reserves and other factors.

In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates in the United States and foreign jurisdictions, our ability or inability to utilize various carry forward tax items, changes in tax laws in the United States governing research and experimentation credits and other factors.

For the balance of 2006, we may continue to record a high effective tax rate as we expect to have profits and related tax expense from our international operations, but losses in the United States for which we do not expect to record a tax benefit. We are currently taking actions to improve the profitability of the United States operations through tax planning strategies and cost reductions and anticipate reducing these losses and their impact on our effective tax rate during fiscal 2006. However, this situation could continue in 2006 and beyond if we do not improve the profitability of the United States operations or develop a tax strategy that will be able to utilize the benefit of our net operating losses for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of April 2, 2006 consisted of $219.0 million of cash, cash equivalents, short-term restricted cash and short-term investments, $33.3 million in non-current investments, $2.4 million of long-term restricted cash, $20.0 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2013. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for at least the next twelve-month period from April 2, 2006.

In the first quarter of 2006, cash and cash equivalents and short-term restricted cash increased $26.6 million to $105.9 million as of April 2, 2006 from $79.3 million as of December 31, 2005 primarily as a result of the net redemption of $54.3 million of marketable securities, $1.7 million of proceeds from the exercise of employee stock options and employee stock purchases and a $1.6 million favorable effect of exchange rate changes. These increases were partially offset by $2.9 million used in operations, the use of $24.9 million for the repurchase of a portion of our 5.5% subordinated notes, $1.2 million used for the purchase of property, plant and equipment and $0.6 million used for the purchase of cost-method investments.

Accounts receivable increased $12.4 million to $110.7 million as of April 2, 2006 from $98.3 million as of December 31, 2005, primarily due to increased sales compared with the fourth quarter of 2005. This balance was also affected by a $1.0 million decrease related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 89 days at April 2, 2006 compared to 88 days at December 31, 2005.

Inventories decreased $3.4 million to $81.5 million as of April 2, 2006 compared to $84.8 million as of December 31, 2005. The decrease primarily was due to currency movements of approximately $1.8 million and improved inventory management. Our annualized inventory turnover rate, calculated on a quarterly basis, was 3.2 times for the quarter ended April 2, 2006 and 3.1 times for the quarter ended April 3, 2005.

Expenditures for property, plant and equipment of $1.2 million in the first quarter of 2006 primarily consisted of expenditures for capitalized demonstration equipment. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development. We estimate our total capital expenditures in 2006 to be approximately $15 million, primarily for the development and introduction of new products and upgrades and incremental improvements to our ERP systems.

Accrued payroll liabilities increased $4.3 million to $13.5 million as of April 2, 2006 compared to $9.2 million as of December 31, 2005. The increase resulted primarily from 2006 bonus accruals compared to no accruals at December 31, 2005, as well as the timing of payroll cycles at period end.

We maintain a $10.0 million unsecured, committed bank borrowing facility in the United States, a $3.7 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. In addition, we maintain a $10.0 million unsecured and uncommitted bank facility in the United States. At April 2, 2006, a total of $20.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At April 2, 2006, we had $37.4 million of these guarantees and letters of credit outstanding, of which approximately $33.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2006.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Our business depends in large part on the capital expenditures of customers within our NanoElectronics, NanoResearch and Industry and NanoBiology market segments, which, along with Service and Components sales, accounted for the following percentages of our net sales for the periods indicated:

	Thirteen Weeks Ended
	April 2, 2006	April 3, 2005
NanoElectronics	36%	45%
NanoResearch and Industry	31%	25%
NanoBiology	9%	8%
Service and Components	24%	22%

The largest sub-parts of the NanoElectronics market are the data storage and semiconductor industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or more of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, in 2005, the semiconductor equipment market experienced weakness. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers’ products in the future would cause our business to decline. During downturns, our sales or margins may decline.

The NanoResearch and Industry market also is affected by overall economic conditions, but is not as cyclical as the NanoElectronics market. However, NanoResearch and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary and/or economic constraints.

The NanoBiology market is a smaller and emerging market, and the tools we sell into that market often have average selling prices of over $1 million. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.

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

Many of our projects are funded under federal, state and local government contracts and if we are found to have violated the terms of the government contracts or applicable statutes and regulations, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse effect on our business and results of operations.

Many of our projects are funded under federal, state and local government contracts. Government contracts are subject to specific procurement regulations, contract provisions, and requirements relating to the formation, administration, performance, and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing governmentcontracts could be terminated, we could be suspended or debarred from government contracting or subcontracting, including federally funded projects at the state level. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer the loss of the contracts, which could have a material adverse effect on our business and results of operations.

Changes and fluctuations in government’s spending priorities could adversely affect our revenue expectations.

Because a substantial part of our overall business is generated either directly or indirectly as a result of federal and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions, which are often unpredictable, may affect our revenues.

Political instability in key regions around the world coupled with the United States government’s commitment to the war on terror put at risk federal discretionary spending, including spending on nanotechnology research programs and projects that are of particular importance to our business. At the state and local levels, the need to compensate for reductions in the federal matching funds, as well as financing of federal unfunded mandates, creates strong pressures to cut back on research expenditures as well. There can be no assurances that potential reduction of federal funding would not adversely affect our business.

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

The loss of key management or our inability to attract and retain managerial, engineering and other technical personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Attracting qualified personnel is difficult and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for such talent is intense. Currently, our chief financial officer is also functioning as our chief executive officer due to the departure of our former chief executive officer. We are presently conducting a search with the intention of retaining a new chief executive officer either from within our current management team or from outside of our company. The loss of key personnel, or our inability to attract key personnel, could have a material adverse effect on our business, prospects, financial condition or results of operations.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

As of April 2, 2006, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics N.V., owned approximately 25% of our outstanding common stock. In addition, Jan C. Lobbezoo, Executive Vice President, Philips International B.V., an affiliate of Philips, serves on our Board of Directors. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

The NanoElectronics and NanoResearch and Industry markets experience rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends in large part on our ability to develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by competitors could cause a decline in our sales or a loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition, resulting in lower margins, which could materially adversely affect our business, prospects, financial condition and results of operations.

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

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers’ changing needs and emerging technological trends, to complete engineering and development projects in a timely manner and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will result in products that the market will accept. For example, we have invested significant resources in the development of three-dimensional metrology products for semiconductor wafer manufacturing and sales have been modest. If three-dimensional metrology is not widely accepted, or if we fail to develop products that are accepted by the marketplace, our long-term growth could be harmed. In addition, we have invested substantial resources in our new Titan S/TEM electron microscope, and further engineering and development will be required to take full advantage of this new S/TEM platform. If the completion of further development is delayed, potential revenue growth could be deferred.

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

Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. In the thirteen weeks ended April 2, 2006 and the year ended December 31, 2005, approximately 65% and 69%, respectively, of our revenues came from outside of the United States. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries. In addition, approximately 27% and 31%, respectively, of our sales in the thirteen weeks ended April 2, 2006 and the year ended December 31, 2005 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

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

Several of our competitors hold patents covering a variety of technologies that may be included in some of our products. In addition, some of our customers may use our products for applications that are similar to those covered by these patents. From time to time, we and our respective customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. To date, none of these allegations has resulted in litigation. Our competitors or other entities may, however, assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. Additionally, if claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 65% and 69% of our sales from foreign countries in the thirteen weeks ended April 2, 2006 and the year ended December 31, 2005, respectively. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. As of April 2, 2006, we had total convertible long-term debt of approximately $200.1 million due in 2008 including $50.1 million of 5.5% Subordinated Convertible Notes due 2008. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

•                  the dilutive effects on our shareholders as a result of up to 1,010,945 shares of our common stock that would be issued in the event all or a portion of the 5.5% Subordinated Convertible Note holders elect to convert their notes;

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

In the first quarter of 2006, we recorded restructuring, reorganization, relocation and severance charges of $11.6 million, of which $2.5 million was for facilities and severance charges related to the closure of certain of our European field offices, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses, and $9.3 million was related to the termination of our Chief Executive Officer in accordance with his 2002 employment agreement. Of the $9.3 million charge, $2.2 million was cash compensation and $7.1 million was non-cash stock-based compensation. In addition, in 2005 and over the last few years, we initiated a series of restructurings of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities. Restructuring charges for 2005 totaled $8.5 million. We anticipate having further reductions to our workforce and will continue to consolidate additional facilities in the first half of fiscal 2006. We may incur additional restructuring and related expenses, which may have a material adverse effect on our business, financial condition or results of operations. The charges in connection with these restructurings are only estimates and may not be accurate. As part of these restructurings, we ceased to use certain of our leased facilities and, accordingly, we have negotiated, and are continuing to negotiate, certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. If we are not successful in negotiating terms acceptable to us, or at all, we may be required to materially increase our restructuring and related expenses in future periods. Further, if we have further reductions to our workforce or consolidate additional facilities in the future we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, we test our goodwill and other intangible assets for impairment annually or when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material impact on our results of operations. We could also incur material charges as a result of write-downs of inventories or other tangible assets.

FASB’s adoption of Statement 123(R) will affect our reported results of operations and may affect how we compensate our employees and conduct our business.

On October 13, 2004, the FASB adopted Statement 123(R), “Share-Based Payment,” which requires us, effective January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If the FASB’s Statement 123(R) was in effect for 2005, 2004 and 2003, we would have had to reduce net income by approximately $34.4 million, $12.4 million and $9.5 million, net of tax, respectively, for those years.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluation in 2005, we recorded charges totaling $0.5 million in other income/expense related to hedge dedesignations and ineffectiveness. We did not record any charges for hedge dedesignations or ineffectiveness in the first quarter of 2006. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $0.4 million and $1.5 million, respectively, in the first quarter of 2006 and during all of 2005.

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

Our debt and equity investments in unconsolidated subsidiaries, which totaled $4.0 million at April 2, 2006, may not prove to be successful and we could lose all or a portion of our investments and/or could be required to take write-offs related to these investments. In 2005, we recorded impairment charges and realized losses totaling $6.4 million related to these investments and may be required to record additional impairment charges related to these investments in the future. No such charges were incurred in the first quarter of 2006. To the extent we make investments in entities that we control, or have significant influence in, our financial results will reflect our proportionate share of the financial results of the entity.

Issues arising from our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. During 2005, we embarked upon a new enterprise resource planning (“ERP”) software system to enable us to fully integrate our diverse locations and processes. In total, $7.6 million was spent in 2005 with another $0.4 million spent in the first quarter of 2006. After a review of the projected costs and time to complete the project, we abandoned this project and expensed these costs in the respective periods discussed above.

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

Terrorist acts, acts of war and natural disasters (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors and customers, any and all of which could significantly impact our revenues, expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are largely uninsured for losses and interruptions caused by terrorist acts, acts of war and natural disasters, including at our headquarters located in Oregon, which is in a region subject to earthquakes.

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

Our products are highly complex, and our extensive product development, manufacturing and testing processes may not be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us. As a result, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers and other losses to us or to our customers. These occurrences could also result in the loss of, or delay in, market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

Some of our systems use hazardous gases and emit x-rays, which, if not properly contained, could result in property damage, bodily injury and death.

A hazardous gas or x-ray leak could result in substantial liability and could also significantly damage customer relationships and disrupt future sales. Moreover, remediation could require redesign of the tools involved, creating additional expense, increasing tool costs and damaging sales. In addition, the matter could involve significant litigation that would divert management time and resources and cause unanticipated legal expense. Further, if such a leak involved violation of health and safety laws, we may suffer substantial fines and penalties in addition to the other damage suffered.

We may not be successful in obtaining the necessary export licenses to conduct operations abroad, and the United States Congress may prevent proposed sales to foreign customers.

We are subject to export control laws that limit who we sell to, what we sell and where. Moreover, export licenses are required from government agencies for some of our products in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act of 1977, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. We may not be successful in obtaining these necessary licenses in order to conduct business abroad. Failure to comply with applicable export controls or the termination or significant limitation on our ability to export certain of our products would have an adverse effect on our business, results of operations and financial condition.

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation. (1)
3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation. (2)
3.3	Amended and Restated Bylaws, as amended on April 17, 2003. (3)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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

FEI COMPANY

Dated: May 10, 2006	/s/ RAYMOND A. LINK
Raymond A. Link
Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance
(Principal Accounting Officer)