Form 10-Q
period 2006-07-02
FEI CO
filed 2006-08-04
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

The number of shares of common stock outstanding as of August 1, 2006 was 33,757,750.

FEI COMPANY
INDEX TO FORM 10-Q

FEI Company and Subsidiaries
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	July 2,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$168,522	$59,177
Short-term investments in marketable securities	139,120	156,049
Short-term restricted cash	27,692	20,138
Receivables, net of allowances for doubtful accounts of $3,767 and $3,340	122,542	98,330
Inventories	87,070	84,879
Deferred tax assets	3,446	5,157
Other current assets	39,417	32,328
Total Current Assets	587,809	456,058

Non-current investments in marketable securities	23,963	44,602
Long-term restricted cash	4,796	519
Property, plant and equipment, net of accumulated depreciation of $69,700 and $66,039	59,131	59,011
Purchased technology, net of accumulated amortization of $41,784 and $40,433	6,997	8,154
Goodwill	41,348	41,402
Deferred tax assets	2,393	1,095
Other assets, net	51,835	45,190
Total Assets	$778,272	$656,031

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$30,123	$26,186
Current account with Philips	2,162	1,964
Accrued payroll liabilities	13,536	9,205
Accrued warranty reserves	5,656	5,193
Accrued agent commissions	9,658	8,485
Deferred revenue	47,135	43,647
Income taxes payable	10,159	9,021
Accrued restructuring, reorganization, relocation and severance	3,938	5,274
Other current liabilities	24,530	22,587
Total Current Liabilities	146,897	131,562

Convertible debt	310,882	225,000
Deferred tax liabilities	2,223	1,947
Other liabilities	5,607	5,079

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 33,681 and 33,800 shares issued and outstanding, no par value	337,290	332,125
Retained deficit	(57,203)	(56,081)
Accumulated other comprehensive income	32,576	16,399
Total Shareholders’ Equity	312,663	292,443
Total Liabilities and Shareholders’ Equity	$778,272	$656,031

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net Sales:
Products	$84,287	$80,524	$170,889	$173,748
Products - related party	568	102	590	671
Service and components	27,684	26,595	54,264	53,551
Service and components - related party	609	272	1,174	516
Total net sales	113,148	107,493	226,917	228,486

Cost of Sales:
Products	46,793	51,785	92,758	103,901
Service and components	19,991	19,047	40,842	38,987
Total cost of sales	66,784	70,832	133,600	142,888

Gross Profit	46,364	36,661	93,317	85,598

Operating Expenses:
Research and development	14,845	15,867	28,846	32,054
Selling, general and administrative	24,564	25,174	48,382	50,487
Merger costs	32	—	484	—
Amortization of purchased technology	645	1,517	1,286	2,859
Asset impairment	—	15,944	465	15,944
Restructuring, reorganization, relocation and severance	824	1,124	12,393	1,124
Total operating expenses	40,910	59,626	91,856	102,468

Operating Income (Loss)	5,454	(22,965)	1,461	(16,870)

Other Income (Expense):
Interest income	3,089	1,905	5,333	3,719
Interest expense	(1,569)	(3,982)	(3,227)	(6,489)
Other, net	(526)	(993)	(909)	(1,209)
Total other income (expense), net	994	(3,070)	1,197	(3,979)

Income (loss) before income taxes	6,448	(26,035)	2,658	(20,849)
Income tax expense	2,349	19,750	3,780	21,513
Net income (loss)	$4,099	$(45,785)	$(1,122)	$(42,362)

Basic net income (loss) per share	$0.12	$(1.36)	$(0.03)	$(1.26)

Diluted net income (loss) per share	0.11	$(1.36)	$(0.03)	$(1.26)

Shares used in per share calculations:
Basic	33,770	33,544	33,819	33,500
Diluted	39,691	33,544	33,819	33,500

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net income (loss)	$4,099	$(45,785)	$(1,122)	(42,362)
Other comprehensive income (loss):
Change in cumulative translation adjustment, zero taxes provided	8,913	(12,219)	13,009	(20,557)
Change in unrealized loss on available-for-sale securities	135	(195)	193	(591)
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	1,885	(3,737)	2,975	(5,230)
Reclassification to net income (loss) of previously deferred gains related to hedge derivatives instruments	—	1,245	—	886
Comprehensive income (loss)	$15,032	$(60,691)	$15,055	$(67,854)

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005

Cash flows from operating activities:
Net loss	$(1,122)	$(42,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,759	8,194
Amortization	2,478	5,976
Stock-based compensation	9,584	—
Asset impairments and write-offs of property, plant and equipment and other assets	465	19,167
Gain on property, plant and equipment disposals	(45)	(942)
Write-off of deferred bond offering costs	404	—
Premium on bond redemption	—	1,108
Deferred income taxes	674	16,700
Tax reversal for non-qualified stock options exercised	—	(400)
(Increase) decrease in:
Receivables	(20,281)	36,148
Current account with Accurel	—	515
Inventories	1,313	(20,358)
Income taxes receivable	(716)	—
Other assets	(4,898)	6,268
Increase (decrease) in:
Accounts payable	2,035	1,125
Current account with Philips	50	(583)
Accrued payroll liabilities	3,663	(3,010)
Accrued warranty reserves	305	(611)
Deferred revenue	1,217	2,251
Income taxes payable	883	(4,717)
Accrued restructuring,reorganization, relocation and severance costs	(858)	(337)
Other liabilities	1,994	(5,546)
Net cash provided by operating activities	3,904	18,586

Cash flows from investing activities:
Increase in restricted cash	(11,957)	(1,382)
Acquisition of property, plant and equipment	(2,457)	(9,065)
Proceeds from disposal of property, plant and equipment	13	3,021
Purchase of investments in marketable securities	(86,897)	(58,139)
Redemption of investments in marketable securities	124,547	81,107
Investment in unconsolidated affiliate	(648)	(580)
Other	(99)	(34)
Net cash provided by investing activities	22,502	14,928

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(29,118)	(70,000)
Issuance of 2.875% convertible notes, net of offering costs	111,868	—
Repurchase of common stock	(11,075)	—
Proceeds from exercise of stock options and employee stock purchases	6,657	3,537
Net cash provided by (used by) financing activities	78,332	(66,463)

Effect of exchange rate changes	4,607	(8,737)
Increase (decrease) in cash and cash equivalents	109,345	(41,686)

Cash and cash equivalents:
Beginning of period	59,177	114,326
End of period	$168,522	$72,640

Supplemental Cash Flow Information:
Cash paid for taxes	$4,516	$7,842
Cash paid for interest	2,372	6,599

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      NATURE OF BUSINESS

We are a leading supplier of products that enable the research, development and manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. Beginning in 2006, we are reporting our revenue based on the market-focused organization that we put into place in 2005. Our semiconductor and data storage markets are being reported together as the NanoElectronics market and our Industry and Institute market is being broken down into the NanoResearch and Industry market and the NanoBiology market. See additional disclosure in Note 19.

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.  The results of operations for the thirteen and twenty-six weeks ended July 2, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2006.

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

3.             STOCK BASED COMPENSATION

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

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations.  We provided disclosures of net loss and net loss per share as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as if it had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended July 3, 2005	Twenty- Six Weeks Ended July 3, 2005
Net loss, as reported	$(45,785)	$(42,362)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$(5,073)	$(7,974)
Net loss, pro forma	$(50,858)	$(50,336)
Basic net loss per share:
As reported	$(1.36)	$(1.26)
Pro forma	$(1.52)	$(1.50)
Diluted net loss per share:
As reported	$(1.36)	$(1.26)
Pro forma	$(1.52)	$(1.50)

We did not record any tax benefit for United States losses generated in the thirteen and twenty-six week periods ended July 3, 2005.  Accordingly, the only tax benefit reflected in the pro forma stock-based employee compensation expense for such periods is for non-United States based awards.

Certain information regarding our stock-based compensation was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Weighted average grant-date fair value of share options granted	$—	$15,934	$189	$17,041
Total intrinsic value of share options exercised	1,136	503	1,734	1,322
Stock-based compensation recognized in statement of operations	1,244	—	2,494	—
Cash received from options exercised and shares purchased under all share-based arrangements	4,924	2,530	6,657	3,537

Our stock-based compensation expense, excluding the CEO severance which was reported separately as described in Note 15, was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Cost of sales	$202	$—	$399	$—
Research and development	220	—	448	—
Selling, general and administrative	822	—	1,647	—
	$1,244	$—	$2,494	$—

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

Thirteen and Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005
Risk-free interest rate	2.8% – 5.1%	2.8% – 4.3%
Dividend yield	0.0%	0.04%
Expected lives:
Option plans	4.75 years	5.5 years
ESPP	6 months	6 months
Volatility	71% – 74%	73% – 74%
Discount for post vesting restrictions	0.0%	0.04%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Expected lives were estimated based on the average between the stock option awards’ vest date and their contractual life. The expected volatility is calculated based on the historical volatility of our common stock.

We amortize stock-based compensation on a ratable basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares. Stock-based compensation costs related to inventory or fixed assets were not significant in either the thirteen or twenty-six week periods ended July 2, 2006.

Stock Incentive Plans

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for issuance of a maximum of 9,000,000 shares and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for issuance of a maximum of 500,000 shares.

We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights and restricted stock units and restricted shares. The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the discretion of the Board of Directors.  At July 2, 2006, there were 2,700,833 shares available for grant under these plans and 7,664,706 shares of our common stock were reserved for issuance. Activity under these plans was as follows (share amounts in thousands):

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2005	5,415	$20.85
Granted	9	20.97
Forfeited	(83)	18.37
Expired	(101)	17.58
Exercised	(276)	17.58
Balances, July 2, 2006	4,964	20.94

	Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balances, December 31, 2005	20	$21.62
Granted	156	22.37
Vested	(3)	22.73
Forfeited	—	—
Balances, July 2, 2006	173	22.28

Certain information regarding options outstanding as of July 2, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	4,963,873	4,346,924
Weighted average exercise price	$20.94	$21.37
Aggregate intrinsic value	$18.5 million	$15.5 million
Weighted average remaining contractual term	5.5 years	5.3 years

As of July 2, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and restricted stock units was $9.1 million, which will be recognized over the weighted average remaining vesting period of 2 years.

Employee Share Purchase Plan

In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). A total of 1,950,000 shares of our common stock may be issued pursuant to the ESPP, as amended. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods.  A total of 105,123 shares were purchased pursuant to the ESPP during the twenty-six week period ended July 2, 2006 at a purchase price of $17.36 per share, which represented a discount of $6.04 per share compared to the fair market value of our common stock on the date of purchase. At July 2, 2006, 806,436 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.

4.             AMENDMENT OF 1995 STOCK INCENTIVE PLAN

At our annual meeting, which was held on May 11, 2006, our shareholders approved an amendment to our 1995 Stock Incentive Plan to (i) increase the number of shares of our common stock reserved for issuance under the plan from 8,000,000 to 9,000,000; (ii) change the terms of the automatic awards for non-employee members of our board of directors; and (iii) permit awards granted thereunder to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

5.             RECLASSIFICATIONS

The following reclassifications were made to the prior period financial statements to conform to the current period presentation: other receivables and product-related liabilities were reclassified within line items in net cash provided by operating activities.

6.             EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of the shares used for basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended July 2, 2006			Thirteen Weeks Ended July 3, 2005
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$4,099	33,770	$0.12	$(45,785)	33,544	$(1.36)
Effect of zero coupon convertible subordinated notes	242	5,529	(0.01)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	119	—	—	—	—
Dilutive effect of restricted shares	—	88	—	—	—	—
Dilutive effect of shares issuable to Philips		185		—	—	—
Diluted EPS	$4,341	39,691	$0.11	$(45,785)	33,544	$(1.36)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—			3,345
Convertible Debt		4,888			7,044

	Twenty-Six Weeks Ended July 2, 2006			Twenty-Six Weeks Ended July 3, 2005
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$(1,122)	33,819	$(0.03)	$(42,362)	33,500	$(1.26)
Effect of zero coupon convertible subordinated notes	—	—	—	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	—	—	—	—	—
Dilutive effect of restricted shares	—	—	—	—	—	—
Dilutive effect of shares issuable to Philips	—	—	—	—	—	—
Diluted EPS	$(1,122)	33,819	$(0.03)	$(42,362)	33,500	$(1.26)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		5,231			3,343
Convertible Debt		10,417			7,044

7.             CREDIT FACILITIES

We maintain a $10.0 million unsecured, committed bank borrowing facility in the United States, a $3.7 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. In addition, we maintain a $10.0 million unsecured and uncommitted bank facility in the United States. At July 2, 2006, a total of $30.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At July 2, 2006, we had $34.4 million of these guarantees and letters of credit outstanding, of which approximately $32.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

8.             FACTORING OF ACCOUNTS RECEIVABLE

In the second quarter of 2006 and 2005, we entered into agreements under which we sold $1.1 million and $1.3 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial in the second quarter of 2006 and 2005, were recorded in our statement of operations as other expense.

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

Inventories consisted of the following (in thousands):

	July 2,	December 31,
	2006	2005
Raw materials and assembled parts	$20,540	$22,295
Service inventories, estimated current requirements	14,399	12,339
Work-in-process	35,835	36,954
Finished goods	16,296	13,291
Total inventories	$87,070	$84,879

Service inventories included in other long-term assets	$38,257	$33,869

Inventory valuation adjustments were insignificant during the thirteen and twenty-six week periods ended July 2, 2006 and $3.4 million and $3.5 million, respectively, in the comparable periods of 2005. Provision for service inventory valuation adjustments totaled $0.7 million and $2.4 million, respectively, during the thirteen and twenty-six weeks ended July 2, 2006 and $0.6 million and $1.1 million, respectively, during the comparable periods of 2005.

10.          GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005
Balance, beginning of period	$41,402	$41,486
Adjustments to goodwill	(54)	(25)
Balance, end of period	$41,348	$41,461

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At July 2, 2006 and December 31, 2005, our other intangible assets included purchased technology, capitalized software, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	July 2,	December 31,
	Period	2006	2005
Purchased technology	5 to 12 years	$48,781	$48,587
Accumulated amortization		(41,784)	(40,433)
		$6,997	$8,154

Capitalized software	3 years	$9,917	$11,517
Accumulated amortization		(9,890)	(11,391)
		27	126

Patents, trademarks and other	2 to 15 years	4,781	4,619
Accumulated amortization		(2,428)	(2,045)
		2,353	2,574

Note issuance costs	5 to 7 years	13,865	10,858
Accumulated amortization		(8,356)	(7,353)
		5,509	3,505
Total intangible assets included in other long-term assets		$7,889	$6,205

Amortization expense, excluding impairment charges and note issuance cost write-offs, was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005
Purchased technology	$1,286	$2,859
Capitalized software	104	1,801
Patents, trademarks and other	348	350
Note issuance costs	1,106	791
	$2,844	$5,801

Amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2006	$1,148	$5	$306	$818
2007	2,150	11	547	1,636
2008	2,150	11	290	1,078
2009	776	—	203	447
2010	773	—	198	447
Thereafter	—	—	809	1,083
	$6,997	$27	$2,353	$5,509

11.          INVESTMENTS

We hold certain cost method investments in privately-held companies totaling $2.5 million and $2.1 million at July 2, 2006 and December 31, 2005, respectively and additionally hold convertible debentures with one of these privately-held companies totaling $1.3 million and $1.2 million at July 2, 2006 and December 31, 2005, respectively.

We review investments in debt and equity securities for “other than temporary” impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether impairment is

“other-than-temporary,” we consider our ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and expected future performance, among other things

For our investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess if impairments exist that are “other-than-temporary,” we review recent interim financial statements, hold discussions with these entities’ management about their current financial conditions and future economic outlooks. We also consider our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term.

In 2005, we recorded an impairment charge of approximately $1.0 million related to debt and equity investments in a privately-held company which totaled $3.9 million prior to the write-down.  We subsequently invested an additional $0.6 million in this entity. We continue to monitor our investments in this privately-held company for further impairment given it is a loss-making, development stage entity and is currently seeking additional financing.

Additionally, on July 19, 2006 we sold all of our minority interest in a privately-held company, with a carrying value of $0.3 million, for a cash payment of $5.4 million. See Note 22.

12.          2.875% CONVERTIBLE SUBORDINATED NOTE ISSUANCE

On May 19, 2006, we issued $115.0 million aggregate principal amount of convertible subordinated notes. The interest rate on the notes is 2.875%, payable semi-annually. The notes are due on June 1, 2013 and are subordinated to all previously existing and future senior indebtedness, are effectively subordinated to all indebtedness and other liabilities of our subsidiaries and rank pari passu in right of payment with our zero coupon convertible subordinated notes and our 5.5% convertible subordinated notes. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $3.1 million and is recorded on our balance sheet in other long-term assets and is being amortized over the life of the notes. The amortization of these costs totals $0.1 million per quarter and is reflected as additional interest expense in our statements of operations. The notes are convertible into shares of our common stock, at the note holder’s option, at a price of $29.35 per share.

13.          CONVERTIBLE NOTE PURCHASES

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

In June 2006, we repurchased $4.2 million of our 5.5% Convertible Subordinated Notes at prices ranging from 100.4 to 100.5. The premium and commissions paid, as well as the write-off of the related deferred note issuance costs were included as a component of interest expense in the second quarter of 2006 and totaled approximately $0.1 million.

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

The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005
Balance, beginning of period	$5,193	$10,052
Reductions for warranty costs incurred	(6,081)	(6,419)
Warranties issued	6,496	5,582
Translation and other items	48	(736)
Balance, end of period	$5,656	$8,479

15.          RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

Restructuring, reorganization, relocation and severance in the thirteen and twenty-six weeks ended July 2, 2006 included charges of $0.8 million and $3.1 million, respectively, for facilities and severance charges related to the closure of certain of our European field offices, closure of a research and development facility in Tempe, Arizona, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses.

Effective April 1, 2006, our Chairman, President and Chief Executive Officer (“CEO”) was terminated. Our CEO was a party to an existing Executive Severance Agreement dated February 1, 2002. Termination of his service was deemed a termination without cause under the agreement. Pursuant to the terms of this agreement, and following his execution and non-revocation of a standard release, our CEO was entitled to certain severance benefits. These included: (i) a lump sum payment equaling three years of base salary (approximately $1.59 million); (ii) a lump sum payment equal to 100% of his target bonus for 2006 (approximately $583,000); (iii) acceleration of all of his stock options and restricted stock awards; (iv) permitting him to exercise his options until the earlier of three years after his departure date or the option expiration date as set forth in the applicable option agreement; (v) a lump sum payment equaling two times what his reasonably expected health insurance coverage costs would be for 18 months; and (vi) life insurance premium payments not to exceed $5,000.

Accordingly, in the first quarter of 2006, we recorded a charge of $9.3 million, of which $2.2 million related to the cash severance payments and $7.1 million related to the non-cash expense associated with the fair market value of the modified stock options, which modified the original awards to i) accelerate all unvested stock options; and ii) waive the cancellation clause upon termination of employment; and iii) extend their legal lives as discussed above.

The following table summarizes the charges, expenditures and write-offs and adjustments in the twenty-six weeks ended July 2, 2006 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Twenty-Six Weeks Ended July 2, 2006	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$1,778	$2,424	$(3,514)	$114	$802
Abandoned leases, leasehold improvements and facilities	3,496	645	(1,005)	—	3,136
CEO severance, excluding stock-based compensation	—	2,235	(2,235)	—	—
	$5,274	$5,304	$(6,754)	$114	$3,938

The restructuring charges were based on estimates that are subject to change.  Workforce related charges could change because of shifts in timing, redeployment or changes in amounts of severance and outplacement benefits.  Facilities charges could change due to changes in sublease income. Our ability to generate sublease income is dependent upon lease market conditions at the time we negotiate the sublease arrangements. Variances from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

In addition to the charges in connection with our restructuring and reorganization plans, this line item includes costs related to relocating current employees.

16.          INCOME TAXES

Deferred tax assets, net of valuation allowances, which totaled $37.3 million and $35.0 million, respectively, as of July 2, 2006 and December 31, 2005 were as follows (in thousands):

	July 2,	December 31,
	2006	2005
Deferred tax assets — current	$3,446	$5,157
Deferred tax assets — non-current	2,393	1,095
Other current liabilities	(331)	(371)
Deferred tax liabilities — non-current	(2,223)	(1,947)
Net deferred tax assets	$3,285	$3,934

We recorded a tax provision of approximately $3.8 million for the twenty-six week period ended July 2, 2006.  The provision consisted entirely of taxes accrued in foreign jurisdictions and does not reflect a benefit for current period losses in the United States as we have recorded a full valuation allowance against the United States deferred tax assets generated from the current period losses.

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

17.          RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock.  For sales to Philips, see “Sales to Related Parties” below.  The following table summarizes our other transactions with Philips (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Amounts Paid to Philips	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Subassemblies and other materials purchased from Philips	$4,502	$5,910	$9,000	$9,453
Facilities leased from Philips	—	59	52	141
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	85	181	231	416
Research and development services provided by Philips	1,265	1,308	1,383	1,764
	$5,852	$7,458	$10,666	$11,774

Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services.  Current accounts with Philips consisted of the following (in thousands):

	July 2, 2006	December 31, 2005
Current accounts receivable	$176	$231
Current accounts payable	(2,338)	(2,195)
Net current accounts with Philips	$(2,162)	$(1,964)

Other Transactions

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Product sales:
Philips	$568	$102	$590	$228
Applied Materials	—	—	—	439
LSI Logic	—	—	—	4
Total product sales	568	102	590	671

Service and component sales:
Philips	$479	$149	$926	$186
Accurel	—	—	—	151
Applied Materials	76	70	156	108
LSI Logic	49	48	82	64
Nanosys	5	5	10	7
Total service and component sales	609	272	1,174	516
Total sales to related parties	$1,177	$374	$1,764	$1,187

18.          COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business.  Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We participate in third party equipment lease financing programs with United States financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease. We did not add to such guarantees during the first two quarters of 2006, and, as of July 2, 2006, we had outstanding guarantees totaling $0.9 million related to these lease transactions. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it. As of July 2, 2006, we did not have any guarantees that require us to re-market the equipment.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $41.8 million at July 2, 2006. These commitments expire at various times through March 2007.

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

Beginning in 2006, we began reporting our segments based on the market-focused organization that we put into place at the end of 2005. The Microelectronics and Electronoptics segments were reallocated to NanoElectronics, NanoResearch and Industry and NanoBiology based on customer markets. Service and Components were combined into one segment. Prior period information has been reclassified to conform with the current period presentation.

The following table summarizes various financial amounts for each of our current business segments (in thousands):

Thirteen Weeks Ended July 2, 2006	Nano- Electronics	Nano- Research and Industry	Nano- Biology	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$40,655	$36,807	$7,393	$28,293	$—	$113,148
Gross profit	20,080	15,314	2,730	8,302	(62)	46,364

Thirteen Weeks Ended July 3, 2005
Sales to external customers	$43,014	$28,403	$9,209	$26,867	$—	$107,493
Gross profit	15,624	10,681	3,405	7,820	(869)	36,661

Twenty-Six Weeks Ended July 2, 2006
Sales to external customers	$81,838	$72,150	$17,491	$55,438	$—	$226,917
Gross profit	41,189	30,250	7,432	14,596	(150)	93,317

Twenty-Six Weeks Ended July 3, 2005
Sales to external customers	$96,893	$58,345	$19,181	$54,067	$—	$228,486
Gross profit	41,710	23,037	6,385	15,080	(614)	85,598

July 2, 2006
Total assets	$98,241	$77,463	$17,426	$115,356	$469,786	$778,272

December 31, 2005
Total assets	$103,258	$108,048	$24,930	$99,513	$320,282	$656,031

Nano-market segment disclosures are presented to the gross profit level as this is the primary performance measure the segment general managers are responsible for. Selling, general and administrative, research and development and other operating expenses are managed and reported at the corporate level and, given allocation to the nano-market segments would be arbitrary, have not been allocated to the market segments. See our Consolidated Statements of Operations for reconciliations from gross profit to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment. Segment assets as of December 31, 2005 have been reclassified for consistent presentation with the allocation of segment assets as of July 2, 2006.

One customer represented 10.0% of our total sales for the twenty-six week period ended July 2, 2006. No other customers represented 10% or more of our total sales in the thirteen and twenty-six week periods ended July 2, 2006 or July 3, 2005.

20.          STOCK REPURCHASE PROGRAM

In May 2006, our Board of Directors approved the repurchase of up to $20.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

On May 19, 2006, pursuant to this program, we repurchased 500,000 shares of our common stock for approximately $11.1 million, utilizing proceeds from our issuance of $115.0 million principal amount of 2.875% Convertible Subordinated Notes (see also Note 12).

21.          NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation

No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No 133 and 140.”  SFAS No. 155 resolves implementation issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any beneficial interests in securitized financial assets and, accordingly, the adoption of SFAS No. 155 will not have any effect on our results of operations, financial condition or cash flows.

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

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS No. 123R effective January 1, 2006.  The impact of the adoption of SFAS No. 123R reduced our consolidated results of operations for stock-based compensation expense by approximately $1.2 million and $2.5 million, respectively, for the thirteen and twenty-six week periods ended July 2, 2006. However, it did not have any effect on our cash flows or liquidity as stock-based compensation is a non-cash expense. See also Note 3 above.

22.          SUBSEQUENT EVENTS

On July 19, 2006, we sold our entire ownership interest in a privately-held company for a cash payment of $5.5 million.  The gain on the sale was $5.3 million.

In addition, we sold certain intellectual property rights to a privately-held company for a cash payment and gain of $1.5 million.

On July 24, 2006 we announced the appointment of a new President and Chief Executive Officer (“CEO”).  As part of the employment arrangements, our new CEO will receive a fixed base salary, relocation reimbursement package, a minimum bonus guarantee, stock options and restricted stock units. Our new CEO is expected to start his employment on or about August 14, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, bookings and backlog or other financial items; prospects for growth in certain markets or segments; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our 2006 operating results; any statement regarding the use of proceeds from the sale of our convertible notes; any statements concerning proposed new products, services or developments; any statements related to the needs or expected growth of our target markets; any statements regarding proposed market transactions; any statements regarding capital expenditures; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this report are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

Summary of Products and Segments

We are a leading supplier of products that enable the research, development and manufacturing of nanoscale features by helping our customers understand their three-dimensional structures. Beginning in 2006, we are reporting our revenue based on the market-focused organization that we put into place at the end of 2005. Our semiconductor and data storage markets are being reported together as the NanoElectronics market and our Industry and Institute market is being broken down into the NanoResearch and Industry market and the NanoBiology market.

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

The NanoElectronics market consists of customers in the semiconductor, data storage and related industries such as printers and microelectromechanical systems (“MEMs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes to 65 nanometers and below, the use of multiple layers of new materials such as copper and low-k dielectrics, the increase in wafer size to 300 millimeters in diameter and increasing device complexity. Our products are used throughout the development and manufacturing cycles for semiconductors to speed new product development and increase yields by enabling three-dimensional wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures.  In the data storage market, our growth is driven by rapidly increasing storage densities that require smaller recording heads, thinner geometries, materials that increase the complexity of device structures and the transition from longitudinal to perpendicular recording heads. Our products offer three-dimensional metrology for thin film head processing and root cause failure analysis.

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

We have reclassified the thirteen and twenty-six week periods ended July 3, 2005 revenues and gross margin into the new market segments to provide comparability to the thirteen and twenty-six week periods ended July 2, 2006 in this management’s discussion and analysis of financial condition and results of operations.

Overview

Net sales increased in the second quarter of 2006 compared with both the first quarter of 2006 and the second quarter of 2005. Demand was particularly strong from NanoResearch and Industry and NanoElectronics customers. By product, the largest contributor to increased sales in the year to date 2006 period compared to the year to date 2005 period was our TEM line, led by the Titan high-end system. When comparing the second quarter of 2006 to the second quarter of 2005, the largest contributor to increased sales was our small stage DualBeam systems.

At July 2, 2006, our product and service backlog was $197.0 million and $45.7 million, respectively, compared to $178.3 million and $44.4 million, respectively, at April 2, 2006 and $149.5 million and $36.8 million, respectively, at December 31, 2005. Orders received in a particular period that cannot be built and shipped to the customer represent backlog. We only recognize backlog for firm purchase orders for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. United States government backlog is limited to contracted amounts.

The increase in backlog from December 31, 2005 to April 2, 2006 was driven by an increase in backlog for TEMs, including the Titan, primarily within the NanoElectronics segment. The increase in backlog from April 2, 2006 to July 2, 2006 was driven by an increase in backlog for small DualBeam systems and an increase in backlog for TEMs, including the Titan, primarily within the NanoElectronics and NanoResearch and Industry segments.

Of our total backlog at July 2, 2006, approximately $11.2 million was scheduled for delivery beyond twelve months and that includes $4.4 million that required incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date.  As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date.  For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Financial results for the twenty-six week period ended July 2, 2006 were affected by restructuring, asset impairment, refinancing and related charges, which occurred primarily in the first quarter of 2006, and totaled an aggregate of $13.9 million as follows:

•                  $9.3 million of restructuring, reorganization, relocation and severance charges in connection with the termination of our former CEO, including $2.2 million of cash payments and a non-cash charge of $7.1 million for stock-based compensation, as a result of the acceleration and extended exercisability of his existing stock options in accordance with his 2002 severance agreement;

•                  $3.1 million of additional restructuring, reorganization, relocation and severance charges for facilities and severance charges related to the closure of certain of our European field offices, a research and development center in Tempe, Arizona, as well as residual costs related to the Peabody, Massachusetts plant closure and the downsizing of the related semiconductor businesses;

•                  $0.5 million for legal and other costs in connection with potential merger negotiations which were terminated by us in February 2006;

•                  $0.5 million for asset impairments related to the previously-announced decision to discontinue implementation of a new enterprise resource planning system and pursue less costly alternatives; and

•                  $0.5 million related to the repurchase and retirement of $29 million face value of our 5.5% convertible notes (included in interest expense).

The thirteen and twenty-six week periods ended July 2, 2006 also included $1.2 million and $2.5 million, respectively, of stock-based compensation expense, included in cost of sales and operating expenses, in accordance with the implementation of SFAS No. 123(R) using the modified prospective transition method.

Prior to 2006, we accounted for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2006, we have continued to calculate compensation expense for restricted shares using the fair value of the underlying shares on the date of grant as if the shares were vested and are recording compensation expense based on fair value estimates using the Black-Scholes option pricing model for options granted under our stock incentive plans and employee share purchase plan. Based on existing grants as of July 2, 2006, stock-based compensation expense is expected to be approximately $1.5 million in the third quarter of 2006 and $2.1 million in the fourth quarter of 2006.

Outlook for the Remainder of 2006

For the remainder of 2006, we expect growth in revenue compared with the first half of 2006, although we have experienced quarterly seasonality, which could affect our results. This outlook is based on our existing backlog of unfilled orders, and anticipated orders in the second half of 2006.

We expect earnings to increase over the prior year periods and the first quarter of 2006, due to the absence of impairment and severance charges recorded in those periods, revenue growth and further improvements in operations and manufacturing efficiency.  In addition, we will record an approximately $5.3 million gain in the third quarter of 2006 related to the sale of one of our cost method investments and a gain of approximately $1.5 million related to the sale of certain intellectual property rights. Earnings improvement will be moderated by increases in operating expenses for additional research and development for new products, additional marketing programs and additions to our sales force. In addition, the trend of weakness in the U.S. dollar relative to the euro, which has happened early in the second quarter of 2006, will also reduce margins, but will be partially offset by the results of our hedging program.

Critical Accounting Policies and the Use of Estimates

We have no changes or updates to the critical accounting policies and estimates reported in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 10, 2006.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) July 2, 2006		Thirteen Weeks Ended(1) July 3, 2005
Net sales	$113,148	100.0%	$107,493	100.0%
Cost of sales	66,784	59.0	70,832	65.9
Gross profit	46,364	41.0	36,661	34.1
Research and development	14,845	13.1	15,867	14.8
Selling, general and administrative	24,564	21.7	25,174	23.4
Merger costs	32	—	—	—
Amortization of purchased technology	645	0.6	1,517	1.4
Asset impairment	—	—	15,944	14.8
Restructuring, reorganization, relocation and severance costs	824	0.8	1,124	1.1
Operating income (loss)	5,454	4.8	(22,965)	(21.4)
Other income (expense), net	994	0.9	(3,070)	(2.8)
Income (loss) before income taxes	6,448	5.7	(26,035)	(24.2)
Income tax expense	2,349	2.1	19,750	18.4
Net income (loss)	$4,099	3.6%	$(45,785)	(42.6)%

	Twenty-Six Weeks Ended(1) July 2, 2006		Twenty-Six Weeks Ended(1) July 3, 2005
Net sales	$226,917	100.0%	$228,486	100.0%
Cost of sales	133,600	58.9	142,888	62.6
Gross profit	93,317	41.1	85,598	37.4
Research and development	28,846	12.7	32,054	14.0
Selling, general and administrative	48,382	21.3	50,487	22.1
Merger costs	484	0.2	—	—
Amortization of purchased technology	1,286	0.6	2,859	1.3
Asset impairment	465	0.2	15,944	7.0
Restructuring, reorganization, relocation and severance costs	12,393	5.5	1,124	0.5
Operating income (loss)	1,461	0.6	(16,870)	(7.4)
Other income (expense), net	1,197	0.6	(3,979)	(1.7)
Income (loss) before income taxes	2,658	1.2	(20,849)	(9.1)
Income tax expense	3,780	1.7	21,513	9.4
Net loss	$(1,122)	(0.5)%	$(42,362)	(18.5)%

(1)             Percentages may not add due to rounding.

Net sales increased $5.7 million, or 5.3%, to $113.1 million, in the thirteen weeks ended July 2, 2006 (the second quarter of 2006) compared to $107.5 million in the thirteen weeks ended July 3, 2005 (the second quarter of 2005).  Net sales decreased $1.6 million, or 0.7%, to $226.9 million in the twenty-six week period ended July 2, 2006 compared to $228.5 million in the twenty-six week period ended July 3, 2005.

Our thirteen and twenty-six week periods ended July 2, 2006 revenues reflected improvements in the NanoResearch and Industry and Service and Components segments as compared to the same periods of 2005.  By product, our TEM line, led by the Titan high-end system, had the greatest growth. Our laboratory and wafer-level DualBeam systems also showed strength across all our segments. Our data storage sales were also strong in the 2006 periods as more companies transitioned to perpendicular recording, for which new tools are required.

Offsetting the increases for the 2006 periods compared to the same 2005 periods was the fact that we utilized significant backlog in the first half of 2005 as compared to the first half of 2006, when we built backlog. In addition, we deemphasized certain semiconductor products in the second half of 2005 and sold our SIMS product line in the second quarter of 2005.

Net Sales by Market Segment

Net sales include sales in the NanoElectronics market, the NanoResearch and Industry market, the NanoBiology market and Service and Components.  Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	July 2, 2006		July 3, 2005
NanoElectronics	$40,655	35.9%	$43,014	40.0%
NanoResearch and Industry	36,807	32.5%	28,403	26.4%
NanoBiology	7,393	6.6%	9,209	8.6%
Service and Components	28,293	25.0%	26,867	25.0%
	$113,148	100.0%	$107,493	100.0%

	Twenty-Six Weeks Ended
	July 2, 2006		July 3, 2005
NanoElectronics	$81,838	36.1%	$96,893	42.4%
NanoResearch and Industry	72,150	31.8%	58,345	25.5%
NanoBiology	17,491	7.7%	19,181	8.4%
Service and Components	55,438	24.4%	54,067	23.7%
	$226,917	100.0%	$228,486	100.0%

NanoElectronics

The $2.4 million, or 5.5%, decrease and the $15.1 million, or 15.5%, decrease, respectively, in NanoElectronics sales in the thirteen and twenty-six week periods ended July 2, 2006 compared to the same periods of 2005 were due to an approximately $2.3 million and $15.1 million decrease, respectively, in semiconductor related sales volumes, primarily related to our wafer-level DualBeam systems and small stage DualBeam systems.  A significant portion of the volume decline in the 2006 periods was related to products in our semiconductor businesses which were deemphasized during our restructuring activities in the second half of 2005. In addition, the semiconductor capital equipment market experienced a general decline in orders in 2005 that affected shipment volumes in the first two quarters of 2006 compared with the first two quarters of 2005.

Additionally, while TEM sales in the NanoElectronics market increased approximately $2.2 million in the second quarter of 2006 compared to the second quarter of 2005, they decreased approximately $1.2 million in the twenty-six week period ended July 2, 2006 compared to the same period of 2005 due to the timing of particular shipments.  We believe the long-term potential for increasing TEM sales to customers in the NanoElectronics markets remains strong as customers move to narrower line widths for their products.

Our backlog in NanoElectronics increased in the second quarter of 2006, primarily for our data storage tools and our small stage DualBeam systems.

NanoResearch and Industry

The $8.4 million, or 29.6%, increase and the $13.8 million, or 23.7%, increase, respectively, in NanoResearch and Industry sales in the thirteen and twenty-six week periods ended July 2, 2006 compared to the same periods of 2005 were due primarily to an approximately $6.8 million and a $18.4 million increase, respectively, related to demand for our TEMs, including the Titan. Demand was also aided by continued worldwide nanotechnology research funding. In addition, sales of our small stage DualBeam systems increased by $2.4 million in the thirteen week period ended July 2, 2006 compared to the same period of 2005.  However, the increased revenue in the twenty-six week period ended July 2, 2006 compared to the same period of 2005 was partially offset by a $3.8 million decrease in the volume of sales of our small stage DualBeam systems.

We built backlog in this segment in the second quarter of 2006, primarily for our TEM products.

NanoBiology

Sales in the NanoBiology market decreased $1.8 million, or 19.7%, and decreased $1.7 million, or 8.8%, respectively, in the thirteen and twenty-six week periods ended July 2, 2006 compared to the same periods of 2005. NanoBiology is an emerging application area for our equipment, and a significant portion of the tools we sell in this market have relatively high unit prices.  As a result, quarter-to-quarter growth rates in this market are likely to be volatile, although we expect long-term growth.

Service and Components

Sales in the Service and Component segment increased $1.4 million, or 5.3%, and increased $1.4 million, or 2.6%, respectively, in the thirteen and twenty-six week periods ended July 2, 2006 compared to the same periods of 2005. The increases due to a larger installed base were mostly offset by decreases in service contract renewals. Component sales include sales of individual components as well as equipment refurbishment and contributed $0.4 million and $0.4 million, respectively, to the increases in the thirteen and twenty-six week periods ended July 2, 2006 compared to the same periods of 2005.

Net Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue.  The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005
North America	$32,724	28.9%	$33,812	31.4%	$77,019	33.9%	$67,470	29.5%
Europe	47,045	41.6%	47,358	44.1%	85,751	37.8%	92,594	40.5%
Asia-Pacific Region	33,379	29.5%	26,323	24.5%	64,147	28.3%	68,422	30.0%
	$113,148	100.0%	$107,493	100.0%	$226,917	100.0%	$228,486	100.0%

North America

The $1.1 million, or 3.2%, decrease in sales to North America in the thirteen week period ended July 2, 2006 compared to the same period of 2005 was primarily due to timing of orders.  We built our backlog for North America in the second quarter of 2006. The $9.5 million, or 14.2%, increase in sales to North America in the twenty-six week period ended July 2, 2006 compared to the same period of 2005 was due primarily to increased data storage sales as the conversion to perpendicular recording accelerated, as well as increased TEM sales, including the Titan.

Europe

The $0.3 million, or 0.7%, decrease in sales to Europe in the thirteen week period ended July 2, 2006 compared to the same period of 2005 was primarily due to the utilization of backlog built in prior periods, primarily for our TEM products. The $6.8 million, or 7.4%, decrease in sales to Europe in the twenty-six week period ended July 2, 2006 compared to the same period of 2005 was primarily due to unusually high volume sales of our small stage DualBeam systems in the first half of 2005. These decreases were partially offset by increases in TEM sales, including the Titan.

Asia-Pacific Region

The $7.1 million, or 26.8%, increase in sales to the Asia-Pacific Region in the thirteen week period ended July 2, 2006 compared to the same period of 2005 was primarily due to increased sales volumes to our NanoElectronic customers in Korea. The $4.3 million, or 6.2%, decrease in sales to the Asia-Pacific Region in the twenty-six week period ended July 2, 2006 compared to the same period of 2005 was primarily due to unusually high volume sales of our wafer-level DualBeam systems and small stage DualBeam systems in the first quarter of 2005.  This decrease was partially offset by an increase in TEM sales, including the Titan, in the first two quarters of 2006 compared to the first two quarters of 2005.

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

Cost of sales decreased $4.0 million, or 5.7%, to $66.8 million in the thirteen weeks ended July 2, 2006 compared to $70.8 million in the thirteen weeks ended July 3, 2005 and decreased $9.3 million, or 6.5%, to $133.6 million in the twenty-six weeks ended July 2, 2006 compared to $142.9 million in the twenty-six weeks ended July 3, 2005.

These decreases were primarily due to the impact of the closure of our Peabody, Massachusetts facility, as well as increases in our overall gross margin as detailed below, partially offset by $0.2 million and $0.4 million, respectively, of stock-based compensation in the thirteen and twenty-six week periods ended July 2, 2006 compared to none for the comparable periods of 2005. In addition, cost of sales in the thirteen and twenty-six week periods ended July 3, 2005 included a $3.2 million charge related to the write-down of inventory and a $3.2 million charge related to capitalized software.

The decreases in cost of sales in the thirteen week period ended July 2, 2006 compared to the same period of 2005 were partially offset by increased sales.

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
NanoElectronics	49.4%	36.3%	50.3%	43.0%
NanoResearch and Industry	41.6%	37.6%	41.9%	39.5%
NanoBiology	36.9%	37.0%	42.5%	33.3%
Service and Components	29.3%	29.1%	26.3%	27.9%
Overall	41.0%	34.1%	41.1%	37.4%

The 2005 charges discussed above related to the write-down of inventory and capitalized software, which totaled $6.4 million, reduced our overall gross margin by 6.0 percentage points and 2.8 percentage points, respectively, and the NanoElectronics gross profit margin by 13.9 percentage points and 6.2 percentage points, respectively, in the thirteen and twenty-six week periods ended July 3, 2005.

NanoElectronics

The NanoElectronics gross margin improved in the thirteen and twenty-six week periods ended July 2, 2006 compared to the same periods of 2005, primarily due to the 2005 gross margins being decreased by the inventory and capitalized software write-offs discussed above. Additionally, for the twenty-six week period ended July 2, 2006 compared to the same period of 2005, gross margins increased due to an improvement in our product mix for both DualBeam systems and TEM products, including the Titan.

NanoResearch and Industry

The increases in NanoResearch and Industry margins in the thirteen and twenty-six week periods ended July 2, 2006 compared to the same periods of 2005 were primarily due to improvements in the TEM product mix.

NanoBiology

Gross margins in the NanoBiology segment were flat in the thirteen week period ended July 2, 2006 compared to the same period of 2005, while they increased in the twenty-six week period ended July 2, 2006 compared to the same period of 2005.  The increase in gross margins in the twenty-six week period was primarily due to a shift in mix within the TEM products to the higher margin TEMs, including the Titan. In the thirteen week period, the increases related to the shift in mix within the TEM products was offset by increases in our lower-margin SEM and small DualBeam products and a decrease in the TEM products in the overall product mix.

Service and Components

The decrease in the Service and Components gross margins in the twenty-six week period ended July 2, 2006 compared to the same period of 2005 was primarily due to higher repair costs, material usage and inventory write-offs, which occurred in the first quarter of 2006.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs decreased $1.1 million to $14.8 million (13.0% of net sales) in the thirteen weeks ended July 2, 2006 compared to $15.9 million (14.8% of net sales) in the thirteen weeks ended July 3, 2005 and decreased $3.3 million to $28.8 million (12.7% of net sales) in the twenty-six weeks ended July 2, 2006 compared to $32.1 million (14.0% of net sales) in the twenty-six week periods ended July 3, 2005.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Gross spending	$15,932	$16,946	$30,939	$34,541
Less subsidies	(1,087)	(1,079)	(2,093)	(2,496)
Net expense	$14,845	$15,867	$28,846	$32,045

The $1.0 million decrease in research and development costs in the thirteen week period ended July 2, 2006 compared to the same period of 2005 was due to $1.1 million in savings from restructuring activities and labor, mainly due to the closing of our Peabody, Massachusetts operations, offset by a $0.2 million increase in stock-based compensation.

The $3.2 million decrease in research and development costs in the twenty-six week period ended July 2, 2006 compared to the same period of 2005 was due to $2.1 million in savings from restructuring activities and labor, mainly due to the closing of our Peabody, Massachusetts operations and $1.5 million in material cost savings, offset by a $0.4 million increase in stock-based compensation and a $0.4 million decrease in subsidies received.

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

SG&A costs decreased $0.6 million to $24.6 million (21.5% of net sales) for the thirteen week period ended July 2, 2006 from $25.2 million (23.4% of net sales) for the thirteen week period ended July 3, 2005 and decreased $2.1 million to $48.4 million (21.2% of net sales) for the twenty-six week period ended July 2, 2006 from $50.5 million (22.1% of net sales) for the twenty-six week period ended July 3, 2005.

The decreases in SG&A costs were due primarily to approximately $0.9 million and $1.9 million, respectively, of savings related to our 2005 restructuring activities, a $0.3 million and $0.8 million decrease, respectively, in legal and audit fees, excluding the merger costs discussed below, and a $0.1 million and a $0.6 million decrease, respectively, in labor and related costs due primarily to lower headcount. These cost reductions were partially offset by $0.8 million and $1.6 million, respectively, of stock-based compensation in the thirteen and twenty-six week periods ended July 2, 2006 compared to none in the same periods of 2005.

Merger Costs

Merger costs of $32,000 and $0.5 million, respectively, in the thirteen and twenty-six week periods ended July 2, 2006 related to legal and Board costs incurred primarily in the first quarter of 2006 for reviewing a merger proposal. The proposed transaction is not being pursued and, accordingly, we do not expect additional costs related to this proposal in future quarters.

Amortization of Purchased Technology

Amortization of purchased technology was $0.6 million and $1.3 million, respectively, in the thirteen and twenty-six week periods ended July 2, 2006 compared to $1.5 million and $2.9 million, respectively, in the comparable periods of 2005.  Our purchased technology balance at July 2, 2006 was $7.0 million and current amortization of purchased technology is approximately $0.6 million per quarter, which could increase if we acquire additional technology.

The decreases in the 2006 periods compared to the 2005 periods were due primarily to the recording of an impairment charge of $9.3 million against our purchased technology balance in the second quarter of 2005.

Asset Impairment

Asset impairment charges of $0.5 million in the twenty-six week period ended July 2, 2006 were primarily for the write-off of the remaining costs related to the abandonment of our enterprise resource planning system, which were incurred during the first quarter of 2006.

In the second quarter of 2005, we took certain actions to align our cost structure with the current prevailing market conditions, primarily in the semiconductor markets.  The actions taken, which were necessary as a result of reduced business volumes, resulted in decreases in our global workforce and also required us to evaluate our goodwill and long-lived assets for impairment.

We recorded asset impairment charges and write-offs totaling $15.9 million in the thirteen and twenty-six week periods ended July 3, 2005 as follows (in thousands):

Asset Impairment
Purchased technology	$9,328
Property, plant and equipment	5,705
Patents and other intangible assets	911
$15,944

Restructuring, Reorganization, Relocation and Severance

Restructuring, reorganization, relocation and severance in the thirteen and twenty-six weeks ended July 2, 2006 included charges of $0.8 million and $3.1 million, respectively, for facilities and severance charges related to the closure of certain of our European field offices, closure of a research and development facility in Tempe, Arizona, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses.

Effective April 1, 2006, our Chairman, President and Chief Executive Officer (“CEO”) was terminated. Our CEO was a party to an existing Executive Severance Agreement dated February 1, 2002. Termination of his service was deemed a termination without cause under the agreement. Pursuant to the terms of this agreement, and following his execution and non-revocation of a standard release, our CEO was entitled to certain severance benefits. These included: (i) a lump sum payment equaling three years of base salary (approximately $1.59 million); (ii) a lump sum payment equal to 100% of his target bonus for 2006 (approximately $583,000); (iii) acceleration of all of his stock options and restricted stock awards; (iv) permitting him to exercise his options until the earlier of three years after his departure date or the option expiration date as set forth in the applicable option agreement; (v) a lump sum payment equaling two times what his reasonably expected health insurance coverage costs would be for 18 months; and (vi) life insurance premium payments not to exceed $5,000.

Accordingly, in the first quarter of 2006, we recorded a charge of $9.3 million, of which $2.2 million related to the cash severance payments and $7.1 million related to the non-cash expense associated with the fair market value of the modified stock options, which modified the original awards to i) accelerate all unvested stock options; and ii) waive the cancellation clause upon termination of employment; and iii) extend their legal lives as discussed above.

The following table summarizes the charges, expenditures and write-offs and adjustments in the twenty-six weeks ended July 2, 2006 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Twenty-Six Weeks Ended July 2, 2006	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$1,778	$2,424	$(3,514)	$114	$802
Abandoned leases, leasehold improvements and facilities	3,496	645	(1,005)	—	3,136
CEO severance, excluding stock-based compensation	—	2,235	(2,235)	—	—
	$5,274	$5,304	$(6,754)	$114	$3,938

Restructuring, reorganization, relocation and severance in the second quarter of 2005 included $0.9 million in severance and relocation costs related to workforce reductions and reallocation of personnel geographically and $0.2 million related to an increase in our abandoned lease based on revisions in our estimated sublease benefits

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $3.1 million and $5.3 million in the thirteen and twenty-six week periods ended July 2, 2006, respectively, compared to $1.9 million and $3.7 million, respectively, in the comparable periods of 2005. These increases were the result of higher interest rates earned on our cash and marketable securities balances, as well as an increase in our invested balances. The increase in our invested balances was primarily due to cash generated by operations in the first half of 2006, as well as net proceeds from our sale of $115.0 million principal amount of 2.875% convertible debt in May 2006.

Interest expense for both the 2006 and 2005 periods primarily relates to our 5.5% convertible debt issued in August 2001.  In addition, the 2006 periods include interest related to our 2.875% convertible debt that was issued in May 2006. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense.

Interest expense in the thirteen and twenty-six week periods ended July 2, 2006 included premiums and commissions paid on the repurchase of a portion of our 5.5% Convertible Subordinated Notes as well as the write-off of deferred note issuance costs totaling $0.1 million and $0.5 million, respectively.

In connection with our repurchase of $70.0 million of our 5.5% Convertible Subordinated Notes during the second quarter of 2005, we expensed $1.1 million of deferred note issuance costs as a component of interest expense.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs, including those related to our 2.875% convertible notes, will total approximately $0.4 million per quarter through 2008 and $0.1 million per quarter thereafter through the second quarter of 2013.

Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. The thirteen and twenty-six week periods ended July 3, 2005 included a charge of $0.8 million related to the write-down of one of our cost method investments.

Income Tax Expense

Income tax expense in the thirteen and twenty-six week periods ended July 2, 2006 represented taxes on foreign earnings. We did not record tax benefits for our United States losses in these periods as we believe it is more likely than not that we will not be able to realize the benefit in future periods.  Our assessment was principally based upon our historical losses in the United States.

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

We expect our annual effective tax rate to approximate our blended domestic and foreign statutory rate of 30% as we reduce our U.S. generated losses and continue to have profits and related tax expense from international operations.  We continue to take actions to improve the profitability of the U.S. operations through tax planning strategies and cost reductions and anticipate generating U.S. taxable profits in the second half of 2006 which would offset a portion of our U.S. net operating losses generated in the first half of 2006. However, if we do not improve the profitability of the U.S. operations or develop a tax strategy that will enable us to utilize the benefit of our net operating losses for tax purposes, our effective tax rate could remain unusually high.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of July 2, 2006 consisted of $335.3 million of cash, cash equivalents, short-term restricted cash and short-term investments, $24.0 million in non-current investments, $4.8 million of long-term restricted cash, $30.0 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2013. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for at least the next twelve-month period from July 2, 2006.

In the first two quarters of 2006, cash and cash equivalents and short-term restricted cash increased $116.9 million to $196.2 million as of July 2, 2006 from $79.3 million as of December 31, 2005 primarily as a result of $0.8 million provided by operations, net proceeds of $111.9 million from the issuance of $115.0 million principal amount of 2.875% convertible subordinated notes, the net redemption of $37.7 million of marketable securities, $6.7 million of proceeds from the exercise of employee stock options and employee stock purchases and a $4.6 million favorable effect of exchange rate changes. These increases were partially offset by the use of $29.1 million for the repurchase of a portion of our 5.5% subordinated notes, $11.1 million used for the repurchase of 500,000 shares of our common stock, $2.5 million used for the purchase of property, plant and equipment and $0.6 million used for the purchase of cost-method investments.

Accounts receivable increased $24.2 million to $122.5 million as of July 2, 2006 from $98.3 million as of December 31, 2005, primarily due to increased sales in the second quarter of 2006 compared with the fourth quarter of 2005. This balance was also affected by a $2.9 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 99 days at July 2, 2006 compared to 88 days at December 31, 2005.

Inventories increased $2.2 million to $87.1 million as of July 2, 2006 compared to $84.9 million as of December 31, 2005. The increase primarily was due to increases in finished goods related to deferred product deliveries, partially offset by currency movements of approximately $3.9 million and improved inventory management. Our annualized inventory turnover rate, calculated on a quarterly basis, was 3.2 times for the quarter ended July 2, 2006 and 3.1 times for the quarter ended July 3, 2005.

Expenditures for property, plant and equipment of $2.5 million in the first two quarters of 2006 primarily consisted of expenditures for machinery and equipment. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development. We estimate our total capital expenditures in 2006 to be approximately $6.5 million, primarily for the development and introduction of new products and upgrades and incremental improvements to our ERP systems.

Accrued payroll liabilities increased $4.3 million to $13.5 million as of July 2, 2006 compared to $9.2 million as of December 31, 2005. The increase resulted primarily from 2006 bonus accruals compared to no accruals at December 31, 2005, as well as the timing of payroll cycles at period end.

On May 19, 2006, we sold $115.0 million principal amount of 2.875% Convertible Subordinated Notes due June 1, 2013. Net proceeds from the issuance were $111.9 million. We used approximately $11.1 million of the proceeds to repurchase 500,000 shares of our common stock. The remaining proceeds will be used for general corporate purposes, including capital expenditures, research and development, repurchase of our existing convertible subordinated notes, other stock buybacks and potential investments in and acquisitions of complementary businesses, partnerships, minority investments, products or technologies, to fund further enhancements of our operating infrastructure and for working capital.

We maintain a $10.0 million unsecured, committed bank borrowing facility in the United States, a $3.7 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. In addition, we maintain a $10.0 million unsecured and uncommitted bank facility in the United States. At July 2, 2006, a total of $30.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At July 2, 2006, we had $34.4 million of these guarantees and letters of credit outstanding, of which approximately $32.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

Our business is based on a myriad of technologies, encompassed in multiple different product lines, addressing various markets in different regions of the world. A business of our breadth and complexity requires significant management time, attention and resources. In addition, significant changes to our business, such as changes in manufacturing, operations, product lines, market focus or organizational structure or focus, can be distracting, time-consuming and expensive. These changes can have short-term adverse effects on our financial results, and may not provide their intended long-term benefits. Failure to achieve these benefits would have a material adverse impact on our financial position, results of operations or cash flow.

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

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. and Benchmark Electronics for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG and Benchmark Electronics. If Philips ETG or Benchmark Electronics is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Our business depends in large part on the capital expenditures of customers within our NanoElectronics, NanoResearch and Industry and NanoBiology market segments, which, along with Service and Components sales, accounted for the following percentages of our net sales for the periods indicated:

	Twenty-Six Weeks Ended
	July 2, 2006	July 3, 2005
NanoElectronics	$81,838	$96,893
NanoResearch and Industry	72,150	58,345
NanoBiology	17,491	19,181
Service and Components	55,438	54,067
	$226,917	$228,486

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

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will receive a cancellation fee based on the agreed-upon shipment schedule. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems, with a large portion in the last month of the quarter. Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our tools. This is particularly true of the high-performance TEMs, including our Titan tool. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period.

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

Many of our projects are funded under federal, state and local government contracts.  Government contracts are subject to specific procurement regulations, contract provisions, and requirements relating to the formation, administration, performance, and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended or debarred from government contracting or subcontracting, including federally funded projects at the state level. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer the loss of the contracts, which could have a material adverse effect on our business and results of operations.

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

Attracting qualified personnel is difficult and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for such talent is intense. Currently, our chief financial officer is also functioning as our chief executive officer due to the departure of our former chief executive officer.  In July 2006, we announced that we hired a new President and Chief Executive Officer who is expected to start in mid-August 2006. The loss of key personnel, or our inability to attract key personnel, could have a material adverse effect on our business, prospects, financial condition or results of operations.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

As of July 2, 2006, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics N.V., owned approximately 25% of our outstanding common stock. In addition, Jan C. Lobbezoo, Executive Vice President, Philips International B.V., an affiliate of Philips, serves on our Board of Directors. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. In the twenty-six weeks ended July 2, 2006 and the year ended December 31, 2005, approximately 66% and 69%, respectively, of our revenues came from outside of the United States. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries. In addition, approximately 28% and 31%, respectively, of our sales in the twenty-six weeks ended July 2, 2006 and the year ended December 31, 2005 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 66% and 69% of our sales from foreign countries in the twenty-six weeks ended July 2, 2006 and the year ended December 31, 2005, respectively. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. As of July 2, 2006, we had total convertible long-term debt of approximately $195.9 million due in 2008 and $115.0 million due in 2013. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

•                  the dilutive effects on our shareholders as a result of the up to 924,732 shares of our common stock that would be issued in the event all or a portion of the 5.5% Subordinated Convertible Note holders elect to convert their notes;

•                  the dilutive effects on our shareholders as a result of the up to 3,918,395 shares of our common stock that would be issued in the event all or a portion of the 2.875% Subordinated Convertible Note holders elect to convert their notes;

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

In the first six months of 2006, we recorded restructuring, reorganization, relocation and severance charges of $12.4 million, of which  $3.1 million was for facilities and severance charges related to the closure of certain of our European field offices, the closure of our Tempe, Arizona research and development facility, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses, and $9.3 million was related to the termination of our Chief Executive Officer. Of the $9.3 million charge, $2.2 million was cash compensation and $7.1 million was non-cash stock-based compensation. In addition, in 2005 and over the last few years, we initiated a series of restructurings of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities. Restructuring charges for 2005 totaled $8.5 million. We may incur additional restructuring and related expenses, which may have a material adverse effect on our business, financial condition or results of operations. The charges in connection with these restructurings are only estimates and may not be accurate. As part of these restructurings, we ceased to use certain of our leased facilities and, accordingly, we have negotiated, and are continuing to negotiate, certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. If we are not successful in negotiating terms acceptable to us, or at all, we may be required to materially increase our restructuring and related expenses in future periods. Further, if we have further reductions to our workforce or consolidate additional facilities in the future we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

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

On October 13, 2004, the FASB adopted Statement 123(R), “Share-Based Payment,” which requires us, effective January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. If the FASB’s Statement 123(R) was in effect for 2005, 2004 and 2003, our net income would have been reduced by approximately $34.4 million, $12.4 million and $9.5 million, net of tax, respectively, for those years.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluation in 2005, we recorded charges totaling $0.5 million in other income/expense related to hedge dedesignations and ineffectiveness. We did not record any charges for hedge dedesignations or ineffectiveness in the first two quarters of 2006. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $0.9 million and $1.5 million, respectively, in the twenty-six week period ended July 2, 2006 and during all of 2005.

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

Our debt and equity investments in unconsolidated subsidiaries, which totaled $3.8 million at July 2, 2006, may not prove to be successful and we could lose all or a portion of our investments and/or could be required to take write-offs related to these investments. In 2005, we recorded impairment charges and realized losses totaling $6.4 million related to these investments and may be required to record additional impairment charges related to these investments in the future. No such charges were incurred in the twenty-six week period ended July 2, 2006. To the extent we make investments in entities that we control, or have significant influence in, our financial results will reflect our proportionate share of the financial results of the entity.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2006:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan(1)
April 3 to April 30	—	—	—	—
May 1 to May 31	500,000	$22.15	500,000	—
June 1 to July 2	—	—	—	—
Total	500,000	$22.15	500,000	—

(1)             On May 12, 2006, we announced that our Board of Directors had approved the repurchase of up to $20.0 million of our common stock. Share repurchases under this program may be made through open market and privately negotiated transactions, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice. As of July 2, 2006, $8.9 million remained available for the future purchase of shares of our common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

The following actions were taken at our annual meeting of shareholders, which was held on May 11, 2006:

1.               The shareholders elected the nine nominees for director to our Board of Directors.  The nine directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Michael J. Attardo	29,140,001	2,260,837
Lawrence A. Bock	25,074,422	6,326,416
Wilfred J. Corrigan	20,363,579	11,037,259
Thomas F. Kelly	29,168,004	2,232,834
William W. Lattin	28,939,468	2,461,370
Jan C. Lobbezoo	29,279,434	2,121,404
Gerhard H. Parker	28,514,791	2,886,047
James T. Richardson	28,768,412	2,632,426
Donald R. VanLuvanee	20,159,557	11,241,281

2.               The shareholders approved the amendments to the 1995 Stock Incentive Plan to (i) increase the number of shares of our common stock reserved for issuance under the plan from 8,000,000 to 9,000,000; (ii) change the terms of the automatic awards for non-employee members of our board of directors; and (iii) permit awards granted thereunder to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
22,267,372	4,692,176	675,246	3,766,044

Item 5.    Other Information

On July 27, 2006 we filed a Form 8-K announcing the appointment of Don R. Kania as a director, President and Chief Executive Officer of our company and gave a brief description of his compensation. In that filing, we also stated our intention to file with the Securities and Exchange Commission Dr. Kania’s severance agreement and certain agreement forms for equity grants to Dr. Kania. Accordingly the agreements described below are included as exhibits to this report on Form 10-Q. We expect Dr. Kania to execute these agreements in substantially the forms filed when he joins FEI in mid-August 2006.

•                  Executive Severance Agreement by and between Dr. Don Kania and FEI Company;

•                  Stand-alone Non-statutory Stock Option Agreement (for grant of 100,000 option shares outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment);

•                  Stand-alone Restricted Stock Unit Agreement (for grant of 25,000 units outside the 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment);

•                  Stand-alone Restricted Stock Unit Agreement (for grant of 50,000 units outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment); and

•                  Form of Restricted Stock Unit grant (for grant of 75,000 units within the 1995 Stock Incentive Plan).

The disclosure in this Item 5 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or do not fully materialize, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include statements related to the appointment of our new director, President and Chief Executive Officer and our expectations about his start date and his entering into stock option and restricted stock unit agreements and an executive severance agreement. Factors that could cause actual results to differ materially from the forward-looking statements include withdrawal of acceptance by our new director, President and Chief Executive Officer or failure to execute the agreements as anticipated. These factors and others are described in more detail in our public reports filed with the Securities and Exchange Commission, such as those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, all quarterly reports on Form 10-Q for the following fiscal quarters, all subsequent current reports on Form 8-K and all of our prior press releases. All forward-looking statements in this Item 5 are based on information available to us as of the date hereof, and we assume no duty to update these forward-looking statements.

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation. (1)
3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation. (2)
3.3	Amended and Restated Bylaws, as amended on April 17, 2003. (3)
4.1	Indenture, dated as of May 19, 2006, between the Company and The Bank of New York Trust Company, as trustee. (4)
4.2	Form of 2.875% Convertible Subordinated Note due 2013 (incorporated by reference to Annex A of Exhibit 4.1).
4.3	Purchase Agreement, dated as of May 16, 2006, between FEI Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives for the Initial Purchasers. (4)
4.4

Registration Rights Agreement, dated as of May 19, 2006, among FEI Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Needham & Company, LLC, Thomas Weisel Partners LLC, D.A. Davidson & Co. and Merriman Curhan Ford & Co. (4)

10.1	1995 Stock Incentive Plan, as amended. (5)
10.2	Executive Severance Agreement by and between Dr. Don Kania and FEI Company.
10.3	Stand-alone Non-statutory Stock Option Agreement (for grant of 100,000 option shares outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment).
10.4	Stand-alone Restricted Stock Unit Agreement (for grant of 25,000 units outside the 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment).
10.5	Stand-alone Restricted Stock Unit Agreement (for grant of 50,000 units outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment).
10.6	Form of Restricted Stock Unit grant (for grant of 75,000 units within the 1995 Stock Incentive Plan).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)             Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended September 28, 2003.

(2)             Incorporated by reference to Exhibit A to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)             Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003.

(4)             Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

(5)             Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: August 4, 2006	/s/ RAYMOND A. LINK
Raymond A. Link
Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

/s/ STEPHEN F. LOUGHLIN
Stephen F. Loughlin
Vice President of Finance
(Principal Accounting Officer)