Form 10-Q
period 2006-10-01
FEI CO
filed 2006-11-03
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

The number of shares of common stock outstanding as of October 26, 2006 was 33,801,402.

FEI COMPANY
INDEX TO FORM 10-Q

FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	October 1,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$92,323	$59,177
Short-term investments in marketable securities	210,936	156,049
Short-term restricted cash	26,645	20,138
Receivables, net of allowances for doubtful accounts of $4,012 and $3,340	135,680	98,330
Inventories	88,830	84,879
Deferred tax assets	3,911	5,157
Other current assets	31,608	32,328
Total Current Assets	589,933	456,058

Non-current investments in marketable securities	31,236	44,602
Long-term restricted cash	4,607	519
Property, plant and equipment, net of accumulated depreciation of $69,034 and $66,039	58,982	59,011
Purchased technology, net of accumulated amortization of $42,387 and $40,433	6,377	8,154
Goodwill	41,359	41,402
Deferred tax assets	1,440	1,095
Non-current service inventories	37,204	33,869
Other assets, net	9,104	11,321
Total Assets	$780,242	$656,031

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$32,590	$26,186
Current account with Philips	1,508	1,964
Accrued payroll liabilities	18,194	9,205
Accrued warranty reserves	5,087	5,193
Accrued agent commissions	6,396	8,485
Deferred revenue	37,086	43,647
Income taxes payable	12,359	9,021
Accrued restructuring, reorganization, relocation and severance	3,019	5,274
Other current liabilities	25,180	22,587
Total Current Liabilities	141,419	131,562

Convertible debt	310,882	225,000
Deferred tax liabilities	2,219	1,947
Other liabilities	5,877	5,079

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 33,792 and 33,800 shares issued and outstanding, no par value	340,315	332,125
Accumulated deficit	(50,695)	(56,081)
Accumulated other comprehensive income	30,225	16,399
Total Shareholders’ Equity	319,845	292,443
Total Liabilities and Shareholders’ Equity	$780,242	$656,031

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net Sales:
Products	$85,771	$66,766	$256,660	$240,534
Products - related party	221	2,145	811	2,816
Service and components	30,407	27,859	84,671	81,390
Service and components - related party	541	352	1,715	868
Total net sales	116,940	97,122	343,857	325,608

Cost of Sales:
Products	47,428	41,500	140,186	145,400
Service and components	21,582	19,188	62,424	58,176
Total cost of sales	69,010	60,688	202,610	203,576

Gross Profit	47,930	36,434	141,247	122,032

Operating Expenses:
Research and development	14,679	13,429	43,525	45,483
Selling, general and administrative	24,970	25,251	73,352	75,738
Merger costs	—	—	484	—
Amortization of purchased technology	610	720	1,896	3,579
Asset impairment	—	801	465	16,745
Restructuring, reorganization, relocation and severance	249	2,804	12,642	3,928
Total operating expenses	40,508	43,005	132,364	145,473

Operating Income (Loss)	7,422	(6,571)	8,883	(23,441)

Other Income (Expense):
Interest income	3,663	1,866	8,996	5,585
Interest expense	(2,018)	(1,392)	(5,245)	(7,881)
Other, net	704	(399)	(205)	(1,608)
Total other income (expense), net	2,349	75	3,546	(3,904)

Income (loss) before income taxes	9,771	(6,496)	12,429	(27,345)
Income tax expense (benefit)	3,263	(1,393)	7,043	20,120
Net income (loss)	$6,508	$(5,103)	$5,386	$(47,465)

Basic net income (loss) per share	$0.19	$(0.15)	$0.16	$(1.41)

Diluted net income (loss) per share	$0.17	$(0.15)	$0.15	$(1.41)

Shares used in per share calculations:
Basic	33,752	33,644	33,796	33,555
Diluted	39,572	33,644	39,614	33,555

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net income (loss)	$6,508	$(5,103)	$5,386	$(47,465)
Other comprehensive income (loss):
Change in cumulative translation adjustment, zero taxes provided	(1,118)	1,476	11,891	(19,081)
Change in unrealized loss on available-for-sale securities	442	(1,067)	635	(1,658)
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	(1,198)	65	2,160	(5,165)
Reclassification to net income (loss) of previously deferred gains related to hedge derivatives instruments	(477)	1,004	(860)	1,890
Comprehensive income (loss)	$4,157	$(3,625)	$19,212	$(71,479)

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005

Cash flows from operating activities:
Net income (loss)	$5,386	$(47,465)
Adjustments to reconcile net income (loss) to net cash (used by) provided by operating activities:
Depreciation	10,036	11,655
Amortization	3,533	7,847
Stock-based compensation	11,058	—
Asset impairments and write-offs of property, plant and equipment and other assets	4,311	20,738
Gain on disposal of investments, property, plant and equipment and intangible assets	(6,730)	(837)
Write-off of deferred bond offering costs	404	—
Premium on bond redemption	—	1,108
Deferred income taxes	1,096	16,121
Tax reversal for non-qualified stock options exercised	—	(400)
(Increase) decrease in:
Receivables	(34,228)	44,694
Current account with Accurel	—	515
Inventories	(2,667)	(26,702)
Income taxes receivable	1,351	2,721
Other assets	66	6,769
Increase (decrease) in:
Accounts payable	4,629	(2,970)
Current account with Philips	(592)	(1,550)
Accrued payroll liabilities	8,399	(1,926)
Accrued warranty reserves	(233)	(2,837)
Deferred revenue	(8,584)	2,396
Income taxes payable	3,111	(10,837)
Accrued restructuring, reorganization, relocation and severance costs	(1,772)	1,587
Other liabilities	65	(6,090)
Net cash (used by) provided by operating activities	(1,361)	14,537

Cash flows from investing activities:
(Increase) decrease in restricted cash	(10,925)	1,468
Acquisition of property, plant and equipment	(4,427)	(11,649)
Proceeds from disposal of property, plant and equipment and intangible assets	1,520	3,021
Purchase of investments in marketable securities	(209,032)	(98,344)
Redemption of investments in marketable securities	168,173	113,432
Proceeds from disposal of (investment in) unconsolidated subsidiary	4,829	(2,558)
Other	(206)	(34)
Net cash (used by) provided by investing activities	(50,068)	5,336

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(29,118)	(70,000)
Issuance of 2.875% convertible notes, net of offering costs	111,868	—
Repurchase of common stock	(11,075)	—
Proceeds from exercise of stock options and employee stock purchases	8,207	3,835
Net cash provided by (used by) financing activities	79,882	(66,165)

Effect of exchange rate changes	4,693	(7,651)
Increase (decrease) in cash and cash equivalents	33,146	(53,943)

Cash and cash equivalents:
Beginning of period	59,177	112,602
End of period	$92,323	$58,659

Supplemental Cash Flow Information:
Cash paid for income taxes	$1,563	$8,216
Cash paid for interest	2,372	8,679

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.  The results of operations for the thirteen and thirty-nine weeks ended October 1, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2006.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, income tax related contingencies, tax valuation allowances, the valuation of businesses acquired and related in-process research and development and other intangibles, the valuation of minority debt and equity investments in non-public companies, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles, software development costs and goodwill and the timing of revenue recognition and the valuation of stock-based compensation.

3.                                      STOCK-BASED COMPENSATION

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.  Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder the requisite service period. The cumulative effect of the change in accounting principle from Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to SFAS No. 123R was not material.

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

	Thirteen Weeks Ended October 2, 2005	Thirty-Nine Weeks Ended October 2, 2005
Net loss, as reported	$(5,103)	$(47,465)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,264)	(12,238)
Net loss, pro forma	$(9,367)	$(59,703)
Basic net loss per share:
As reported	$(0.15)	$(1.41)
Pro forma	$(0.28)	$(1.78)
Diluted net loss per share:
As reported	$(0.15)	$(1.41)
Pro forma	$(0.28)	$(1.78)

We did not record any tax benefit for United States losses generated in the thirteen and thirty-nine week periods ended October 2, 2005. Accordingly, the only tax benefit reflected in the pro forma stock-based employee compensation expense for such periods is for non-United States based awards.

Certain information regarding our stock-based compensation was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Weighted average grant-date fair value of share options granted	$5,814	$1,143	$6,136	$18,183
Total intrinsic value of share options exercised	768	197	2,502	1,519
Stock-based compensation recognized in statement of operations	1,475	—	3,969	—
Cash received from options exercised and shares purchased under all share-based arrangements	1,547	298	8,207	3,835
Tax deduction realized for stock options exercised	—	—	—	438

Our stock-based compensation expense, excluding the CEO severance which was reported separately as described in Note 15, was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Cost of sales	$205	$—	$604	$—
Research and development	197	—	646	—
Selling, general and administrative	1,073	—	2,719	—
	$1,475	$—	$3,969	$—

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

Thirteen and Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005
Risk-free interest rate	2.8% - 5.1%	2.8% - 4.3%
Dividend yield	0.0%	0.0%
Expected lives:
Option plans	4.75 years	5.5 years
Employee share purchase plan	6 months	6 months
Volatility	69% - 74%	71% - 74%
Discount for post vesting restrictions	0.0%	0.0%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Expected lives were estimated based on the average between the stock option awards’ vest date and their contractual life. The expected volatility is calculated based on the historical volatility of our common stock.

We amortize stock-based compensation expense related to options granted prior to the adoption of SFAS No. 123R on a ratable basis and related to options granted after the adoption of SFAS No. 123R and restricted stock/shares on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally four years. Shares to be issued upon the exercise of stock options will come from newly issued shares. The exercise price of issued options equals the grant date fair value of the underlying shares and the options generally have a legal life of seven years. Stock-based compensation costs related to inventory or fixed assets were not significant in either the thirteen or thirty-nine week periods ended October 1, 2006.

Stock Incentive Plans

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for issuance of a maximum of 9,000,000 shares and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for issuance of a maximum of 500,000 shares.

We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights and restricted stock units and restricted shares. The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed or earlier, at the discretion of the Board of Directors. At October 1, 2006, there were 2,301,301 shares available for grant under these plans and 7,554,576 shares of our common stock were reserved for issuance. Activity under these plans was as follows (share amounts in thousands):

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2005	5,419	$20.85
Granted	209	19.53
Forfeited	(87)	18.28
Expired	(262)	25.28
Exercised	(384)	16.68
Balances, October 1, 2006	4,895	20.92

	Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balances, December 31, 2005	20	$21.62
Granted	259	22.08
Vested	(3)	22.73
Forfeited	(18)	22.09
Balances, October 1, 2006	258	22.03

Share-Based Awards Issued Outside of Plans

In the third quarter of 2006, we issued to our President and Chief Executive Officer, outside of our plans, options to purchase 100,000 shares of our common stock at an exercise price of $19.38 per share and 75,000 restricted stock units with a per share fair value at grant date of $19.38. The stock options and 50,000 of the restricted stock units vest over four years and 25,000 of the restricted stock units vest over a one-year period.

Summary

Certain information regarding all options outstanding as of October 1, 2006 was as follows:

	Options Outstanding		Options Exercisable
Number	4,995,275		4,102,975
Weighted average exercise price	$20.89		$21.43
Aggregate intrinsic value	$14.2	million	$11.6	million
Weighted average remaining contractual term	5.3 years		5.1 years

As of October 1, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and restricted stock units was $11.2 million, which will be recognized over the weighted average remaining vesting period of 2 years.

Employee Share Purchase Plan

In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). A total of 1,950,000 shares of our common stock may be issued pursuant to the ESPP, as amended. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods. A total of 105,123 shares were purchased pursuant to the ESPP during the thirty-nine week period ended October 1, 2006 at a purchase price of $17.36 per share, which represented a discount of $6.04 per share compared to the fair market value of our common stock on the date of purchase. At October 1, 2006, 806,436 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.

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

6.                                      EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended October 1, 2006			Thirteen Weeks Ended October 2, 2005
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$6,508	33,752	$0.19	$(5,103)	33,644	$(0.15)
Dilutive effect of zero coupon convertible subordinated notes	242	5,529	(0.02)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	—	—	—	—	—
Dilutive effect of restricted shares	—	106	—	—	—	—
Dilutive effect of shares issuable to Philips	—	185		—	—	—
Diluted EPS	$6,750	39,572	$0.17	$(5,103)	33,644	$(0.15)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		4,995			3,386
Convertible Debt		4,845			7,043

	Thirty-Nine Weeks Ended October 1, 2006			Thirty-Nine Weeks Ended October 2, 2005
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$5,386	33,796	$0.16	$(47,465)	33,555	$(1.41)
Dilutive effect of zero coupon convertible subordinated notes	726	5,529	(0.01)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	39	—	—	—	—
Dilutive effect of restricted shares	—	65	—	—	—	—
Dilutive effect of shares issuable to Philips	—	185	—	—	—	—
Diluted EPS	$6,112	39,614	$0.15	$(47,465)	33,555	$(1.41)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—			3,378
Convertible Debt		4,845			7,043

7.                                      CREDIT FACILITIES

We maintain a $30.0 million uncommitted bank borrowing facility in the United States (and outside the United States for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. We also have a $3.7 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At October 1, 2006, a total of $30.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At October 1, 2006, we had $33.0 million of these guarantees and letters of credit outstanding, of which approximately $31.3 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

8.                                    FACTORING OF ACCOUNTS RECEIVABLE

In the third quarter of 2006 and 2005, we entered into agreements under which we sold $1.6 million and $0.3 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualify for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial in the third quarter of 2006 and 2005, were recorded in our statement of operations as other expense.

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

	October 1,	December 31,
	2006	2005
Raw materials and assembled parts	$21,936	$22,295
Service inventories, estimated current requirements	14,298	12,339
Work-in-process	36,100	36,954
Finished goods	16,496	13,291
Total inventories	$88,830	$84,879

Service inventories included in other long-term assets	$37,204	$33,869

Inventory valuation adjustments were insignificant during the thirteen and thirty-nine week periods ended October 1, 2006 and $2.0 million and $5.5 million, respectively, in the comparable periods of 2005. Provision for service inventory valuation adjustments totaled $0.7 million and $3.1 million, respectively, during the thirteen and thirty-nine weeks ended October 1, 2006 and $0.6 million and $1.6 million, respectively, during the comparable periods of 2005.

10.                               GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
(In thousands)	October 1, 2006	October 2, 2005
Balance, beginning of period	$41,402	$41,486
Adjustments to goodwill	(43)	(27)
Balance, end of period	$41,359	$41,459

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At October 1, 2006 and December 31, 2005, our other intangible assets included purchased technology, capitalized software, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	October 1,	December 31,
	Period	2006	2005
Purchased technology	5 to 12 years	$48,764	$48,587
Accumulated amortization		(42,387)	(40,433)
		$6,377	$8,154

Capitalized software	3 years	$9,916	$11,517
Accumulated amortization		(9,903)	(11,391)
		13	126

Patents, trademarks and other	2 to 15 years	4,883	4,619
Accumulated amortization		(2,572)	(2,045)
		2,311	2,574

Note issuance costs	5 to 7 years	13,869	10,858
Accumulated amortization		(8,765)	(7,353)
		5,104	3,505
Total intangible assets included in other long-term assets		$7,428	$6,205

During the third quarter of 2006, we sold certain intellectual property rights, which were included on our balance sheet as a component of other assets, net, to a privately-held company for a cash payment and gain of $1.5 million, which was included as an offset to selling, general and administrative expense in the thirteen and thirty-nine week periods ended October 1, 2006.

Amortization expense, excluding impairment charges and note issuance cost write-offs, was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005
Purchased technology	$1,896	$3,579
Capitalized software	117	1,952
Patents, trademarks and other	495	518
Note issuance costs	1,515	1,123
	$4,023	$7,172

Amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Capitalized Software	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2006	$537	$13	$153	$409
2007	2,148	—	561	1,636
2008	2,148	—	304	1,079
2009	1,002	—	217	448
2010	542	—	213	448
Thereafter	—	—	863	1,084
	$6,377	$13	$2,311	$5,104

11.                               INVESTMENTS

We held certain cost method investments in privately-held companies totaling $2.1 million at December 31, 2005 and, additionally, held convertible debentures with one of these privately-held companies totaling $1.2 million at December 31, 2005.  During the third quarter of 2006, we sold one cost method investment and wrote off our last remaining cost method and debt investments. Accordingly, at October 1, 2006, there were no cost method or convertible debt investments carried on our balance sheet.

We review investments in debt and equity securities for “other-than-temporary” impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether impairment is “other-than-temporary,” we consider our ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and expected future performance, among other things

For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess if impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term.

As discussed above, part of our debt and equity investments were in one privately-held company which totaled $3.9 million. This company has historically, and in 2006, generated negative cash flows from operations with limited progress in its product offerings, resulting in significant liquidity problems. Negotiations are currently being held to secure additional financing, however, if unsuccessful, the company will most likely be liquidated. Given the uncertainty in obtaining future financing, the expected dilution impact to our investment and subordination of our investment to the new investors, if the additional financing is obtained, we have concluded that the investment is essentially worthless. Accordingly, in the third quarter of 2006, we wrote off our remaining investment in this company and the related convertible debentures, which resulted in a loss of $3.9 million recorded as a component of other, net.

Additionally, on July 19, 2006 we sold all of our minority interest in a privately-held company, for a cash payment of $5.5 million, which resulted in a gain of $5.2 million recorded as a component of other, net in the third quarter of 2006. An additional $0.6 million is being held in escrow and will be released to us once all contingencies surrounding the transaction are resolved. We have deferred recognition of this $0.6 million gain until such time as the amount held in escrow is released.

12.                               2.875% CONVERTIBLE SUBORDINATED NOTE ISSUANCE

On May 19, 2006, we issued $115.0 million aggregate principal amount of convertible subordinated notes. The interest rate on the notes is 2.875%, payable semi-annually. The notes are due on June 1, 2013, are subordinated to all previously existing and future senior indebtedness, are effectively subordinated to all indebtedness and other liabilities of our subsidiaries, and rank pari passu in right of payment with our zero coupon convertible subordinated notes and our 5.5% convertible subordinated notes. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $3.1 million and is recorded on our balance sheet in other long-term assets and is being amortized over the life of the notes. The amortization of these costs totals $0.1 million per quarter and is reflected as additional interest expense in our statements of operations. The notes are convertible into shares of our common stock, at the note holder’s option, at a price of $29.35 per share.

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

The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005
Balance, beginning of period	$5,193	$9,073
Reductions for warranty costs incurred	(9,325)	(8,732)
Warranties issued	9,261	6,795
Release of warranty reserves	—	(1,000)
Translation and other items	(42)	(669)
Balance, end of period	$5,087	$5,467

15.                               RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

Restructuring, reorganization, relocation and severance in the thirteen and thirty-nine weeks ended October 1, 2006 included charges of $0.2 million and $3.3 million, respectively, for facilities and severance charges related to the closure of certain of our European field offices, closure of a research and development facility in Tempe, Arizona, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses.

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

Accordingly, in the first quarter of 2006, we recorded a charge of $9.3 million, of which $2.2 million related to the cash severance payments and $7.1 million related to the non-cash expense associated with the fair market value of the modified stock options, which modified the original awards to (i) accelerate all unvested stock options; (ii) waive the cancellation clause upon termination of employment; and (iii) extend their legal lives as discussed above.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine weeks ended October 1, 2006 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Thirty-Nine Weeks Ended October 1, 2006	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$1,778	$2,646	$(4,138)	$63	$349
Abandoned leases, leasehold improvements and facilities	3,496	671	(1,497)	—	2,670
CEO severance, excluding stock-based compensation	—	2,235	(2,235)	—	—
	$5,274	$5,552	$(7,870)	$63	$3,019

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

16.                             INCOME TAXES

Deferred tax assets, net of valuation allowances, which totaled $35.1 million and $35.0 million, respectively, as of October 1, 2006 and December 31, 2005 were as follows (in thousands):

	October 1,	December 31,
	2006	2005
Deferred tax assets – current	$3,911	$5,157
Deferred tax assets – non-current	1,440	1,095
Other current liabilities	(330)	(371)
Deferred tax liabilities – non-current	(2,219)	(1,947)
Net deferred tax assets	$2,802	$3,934

We recorded a tax provision of approximately $3.3 million and $7.0 million, respectively, for the thirteen and thirty-nine week periods ended October 1, 2006. The provisions consisted primarily of taxes accrued in foreign jurisdictions and do not reflect benefits for current period losses in the United States as we have recorded a full valuation allowance against the United States deferred tax assets generated from the current period losses.

In assessing the realizability of deferred tax assets, SFAS No. 109, “Accounting for Income Taxes,” establishes a more likely than not standard. If determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment. Our more likely than not assessment was principally based upon our historical losses in the United States, the impact of the restructuring activities and our forecast of future profitability in certain tax jurisdictions, primarily the United States.

17.                               RELATED PARTY ACTIVITY

Philips

Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics NV, currently owns approximately 25% of our common stock. For sales to Philips, see “Other Transactions” below. The following table summarizes our other transactions with Philips (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Amounts Paid to Philips	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Subassemblies and other materials purchased from Philips	$3,573	$4,813	$12,574	$14,266
Facilities leased from Philips	—	50	52	191
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	48	185	278	601
Research and development services provided by Philips	907	1,130	2,291	2,894
	$4,528	$6,178	$15,195	$17,952

Current accounts with Philips represent accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions relate to deliveries of goods, materials and services.  Current accounts with Philips consisted of the following (in thousands):

	October 1, 2006	December 31, 2005
Current accounts receivable	$23	$231
Current accounts payable	(1,531)	(2,195)
Net current accounts with Philips	$(1,508)	$(1,964)

Other Transactions

In addition to Philips, we have sold products and services to LSI Logic Corporation, Applied Materials, Nanosys, Inc., Cascade Microtech, Inc. and Accurel. A director of Applied Materials, the Former Chairman and Chief Executive Officer of LSI Logic, Inc. and the Executive Chairman of Nanosys are all members of our Board of Directors. In addition, Mr. Raymond A. Link, our Executive Vice President and Chief Financial Officer, is a member of the Board of Directors of Cascade Microtech, Inc. In addition, our former President and Chief Executive Officer previously had an ownership interest in Accurel.

Sales to Philips, Accurel (prior to being acquired), Applied Materials, LSI Logic, Nanosys and Cascade Microtech were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Product sales:
Philips	$2	$1,870	$592	$2,098
Applied Materials	—	—	—	439
LSI Logic	—	—	—	4
Nanosys	—	275	—	275
Cascade Microtech	219	—	219	—
Total product sales	221	2,145	811	2,816

Service sales:
Philips	$415	$205	$1,341	$391
Accurel	—	—	—	151
Applied Materials	75	88	231	196
LSI Logic	46	54	128	118
Nanosys	5	5	15	12
Total service sales	541	352	1,715	868
Total sales to related parties	$762	$2,497	$2,526	$3,684

18.                               COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business.  Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We participate in third party equipment lease financing programs with United States financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease. We did not add to such guarantees during the first three quarters of 2006, and, as of October 1, 2006, we had outstanding guarantees totaling $0.7 million related to these lease transactions. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it. As of October 1, 2006, we did not have any guarantees that require us to re-market the equipment.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $52.5 million at October 1, 2006. These commitments expire at various times through June 2007.

19.                               SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Operating Review Board, which consists of our Chief Executive Officer, our Chief Financial Officer, our Senior Vice Presidents and other senior management.

Beginning in 2006, we began reporting our segments based on the market-focused organization that we put into place at the end of 2005. The Microelectronics and Electron Optics segments were reallocated to NanoElectronics, NanoResearch and Industry and NanoBiology based on customer markets. Service and Components were combined into one segment. Prior period information has been reclassified to conform with the current period presentation.

The following table summarizes various financial amounts for each of our current business segments (in thousands):

	Nano- Electronics	Nano- Research and Industry	Nano- Biology	Service and Com- ponents	Corporate and Eliminations	Total
Thirteen Weeks Ended October 1, 2006
Sales to external customers	$35,042	$37,606	$13,344	$30,948	$—	$116,940
Gross profit	17,188	15,455	5,921	9,366	—	47,930

Thirteen Weeks Ended October 2, 2005
Sales to external customers	$29,722	$30,884	$8,305	$28,211	$—	$97,122
Gross profit	11,267	12,700	3,444	9,023	—	36,434

Thirty-Nine Weeks Ended October 1, 2006
Sales to external customers	$116,895	$109,741	$30,835	$86,386	$—	$343,857
Gross profit	58,322	45,624	13,339	23,962	—	141,247

Thirty-Nine Weeks Ended October 2, 2005
Sales to external customers	$126,637	$89,228	$27,485	$82,258	$—	$325,608
Gross profit	52,614	35,559	9,777	24,082	—	122,032

October 1, 2006
Total assets	$92,555	$84,633	$28,148	$109,975	$464,931	$780,242

December 31, 2005
Total assets	$103,258	$108,048	$24,930	$99,513	$320,282	$656,031

Nano-market segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment general managers are responsible. Selling, general and administrative, research and development and other operating expenses are managed and reported at the corporate level and, given allocation to the nano-market segments would be arbitrary, have not been allocated to the market segments. See our Consolidated Statements of Operations for reconciliations from gross profit to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment. Segment assets as of December 31, 2005 have been reclassified for consistent presentation with the allocation of segment assets as of October 1, 2006.

None of our customers represented 10% or more of our total sales in the thirteen or thirty-nine week periods ended October 1, 2006 or October 2, 2005.

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

21.          NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. While we are still analyzing the effects of applying SFAS No. 158, we believe that the adoption of SFAS No. 158 will not have a material effect on our financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  While we are still analyzing the effects of applying SFAS No. 157, we believe that the adoption of SFAS No. 157 will not have a material effect on our financial position or results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently analyzing the effects of adopting SAB No. 108.

FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48.

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

We have reclassified the thirteen and thirty-nine week periods ended October 2, 2005 revenues and gross margin into the new market segments to provide comparability to the thirteen and thirty-nine week periods ended October 1, 2006 in this management’s discussion and analysis of financial condition and results of operations.

Overview

Net sales increased to $116.9 million in the third quarter of 2006 compared to $113.1 million in the second quarter of 2006 and $97.1 million in the third quarter of 2005. Demand was particularly strong for our TEM line, led by the Titan high-end system, and for our small stage DualBeam systems.

At October 1, 2006, our product and service backlog were $233.1 million and $44.3 million, respectively, compared to $197.0 million and $45.7 million, respectively, at July 2, 2006 and $149.5 million and $36.8 million, respectively, at December 31, 2005. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for firm purchase orders for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. United States government backlog is limited to contracted amounts.

The increase in backlog from December 31, 2005 to October 1, 2006 reflects increases in all of our segments and was driven by increases in orders for TEMs, including the Titan, and small stage DualBeam systems.

Of our total backlog at October 1, 2006, approximately 90% is shippable by the end of 2007 and approximately 5% - 10% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Recently, our ability to ship product from backlog has been negatively affected by single-sourcing issues and problems in securing electronic components from a certain vendor.  In addition, product shipments have been delayed due to delays in completing certain application development. For these and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Financial results for the thirty-nine week period ended October 1, 2006 were affected by the following charges and gains, which netted to an aggregate of $11.3 million loss as follows:

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

•                  $3.3 million of additional restructuring, reorganization, relocation and severance charges for facilities and severance charges related to the closure of certain of our European field offices, a research and development center in Tempe, Arizona, as well as residual costs related to the Peabody, Massachusetts plant closure and the downsizing of the related semiconductor businesses;

•                  $0.5 million for legal and other costs in connection with potential merger negotiations which were terminated by us in February 2006;

•                  a $0.5 million charge for asset impairments related to the previously-announced decision to discontinue implementation of a new enterprise resource planning system and pursue less costly alternatives;

•                  a $0.5 million charge related to the repurchase and retirement of $29 million face value of our 5.5% convertible notes (included as a component of interest expense);

•                  a $3.9 million charge related to the write-off of our equity and debt investment in a privately-held company (included as a component of other income, net);

•                  a $5.2 million gain related to the sale of our entire ownership interest in a privately-held company (included as a component of other income); and

•                  a $1.5 million gain related to the  sale of certain intellectual property rights to a privately-held company (included as a reduction to selling, general and administrative expense).

The thirteen and thirty-nine week periods ended October 1, 2006 also included $1.5 million and $4.0 million, respectively, of stock-based compensation expense, included in cost of sales and operating expenses, in accordance with the implementation of SFAS No. 123(R) using the modified prospective transition method.

Prior to 2006, we accounted for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2006, we have continued to calculate compensation expense for restricted shares using the fair value of the underlying shares on the date of grant as if the shares were vested and are recording compensation expense based on fair value estimates using the Black-Scholes option pricing model for options granted under our stock incentive plans and employee share purchase plan. Based on existing grants as of October 1, 2006, stock-based compensation expense is expected to be approximately $1.8 million in the fourth quarter of 2006.

Outlook for the Remainder of 2006

For the fourth quarter of 2006, we expect growth in revenue compared with the third quarter of 2006 and the fourth quarter of 2005.  This outlook is based primarily on our existing backlog of unfilled orders, which has increased by $91.1 million (49%) to $277.4 million from the end of the fourth quarter a year ago, and on increased production schedules at our factories. Over 40% of the backlog is scheduled for shipment to customers in the fourth quarter of 2006. In addition, we expect continued strong bookings during the fourth quarter of 2006, and a small portion of those are also expected to be shipped during the fourth quarter of 2006.

We expect earnings in the fourth quarter of 2006 will increase compared with the third quarter of 2006 and will be well above the loss recorded in the fourth quarter of 2005. Increased revenue growth, better absorption of manufacturing overhead and a higher proportion of higher-margin product shipments are expected to increase gross profit. In addition, we do not anticipate further restructuring or asset impairment charges such as those that we incurred in the fourth quarter of 2005.  Improved gross profit is expected to be partially offset by increased operating expenses for research and development of new products, additional marketing programs and additional profit-sharing, commissions and bonus expense.

Critical Accounting Policies and the Use of Estimates

We have no changes or updates to the critical accounting policies and estimates reported in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 10, 2006.

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1)		Thirteen Weeks Ended(1)
	October 1, 2006		October 2, 2005
Net sales	$116,940	100.0%	$97,122	100.0%
Cost of sales	69,010	59.0	60,688	62.5
Gross profit	47,930	41.0	36,434	37.5
Research and development	14,679	12.6	13,429	13.8
Selling, general and administrative	24,970	21.4	25,251	26.0
Amortization of purchased technology	610	0.5	720	0.7
Asset impairment	—	—	801	0.8
Restructuring, reorganization, relocation and severance	249	0.2	2,804	2.9
Operating income (loss)	7,422	6.3	(6,571)	(6.8)
Other income (expense), net	2,349	2.0	75	0.1
Income (loss) before income taxes	9,771	8.4	(6,496)	(6.7)
Income tax expense (benefit)	3,263	2.8	(1,393)	(1.4)
Net income (loss)	$6,508	5.6%	$(5,103)	(5.3)%

	Thirty-Nine Weeks Ended(1)		Thirty-Nine Weeks Ended(1)
	October 1, 2006		October 2, 2005
Net sales	$343,857	100.0%	$325,608	100.0%
Cost of sales	202,610	58.9	203,576	62.5
Gross profit	141,247	41.1	122,032	37.5
Research and development	43,525	12.7	45,483	14.0
Selling, general and administrative	73,352	21.3	75,738	23.3
Merger costs	484	0.1	—	—
Amortization of purchased technology	1,896	0.6	3,579	1.1
Asset impairment	465	0.1	16,745	5.1
Restructuring, reorganization, relocation and severance	12,642	3.7	3,928	1.2
Operating income (loss)	8,883	2.6	(23,441)	(7.2)
Other income (expense), net	3,546	1.0	(3,904)	(1.2)
Income (loss) before income taxes	12,429	3.6	(27,345)	(8.4)
Income tax expense (benefit)	7,043	2.0	20,120	6.2
Net income (loss)	$5,386	1.6%	$(47,465)	(14.6)%

(1)  Percentages may not add due to rounding.

Net sales increased $19.8 million, or 20.4%, to $116.9 million, in the thirteen weeks ended October 1, 2006 (the third quarter of 2006) compared to $97.1 million in the thirteen weeks ended October 2, 2005 (the third quarter of 2005). Net sales increased $18.3 million, or 5.6%, to $343.9 million in the thirty-nine week period ended October 1, 2006 compared to $325.6 million in the thirty-nine week period ended October 2, 2005.

Our thirteen and thirty-nine week periods ended October 1, 2006 revenues reflected improvements in the NanoResearch and Industry, NanoBiology and Service and Components segments as compared to the same periods of 2005. The thirteen week period also reflected an improvement in the NanoElectronics segment. By product, our TEM line, including the Titan high-end system, and our DualBeam systems had the greatest growth.

Offsetting the increases for the 2006 periods compared to the same 2005 periods was the fact that we deemphasized marketing and sales of certain semiconductor products in the second half of 2005 and sold our SIMS product line in the second quarter of 2005.

Net Sales by Segment

Net sales include sales in the NanoElectronics market, the NanoResearch and Industry market, the NanoBiology market and Service and Components. Net sales by market segment (in thousands), and as a percentage of net sales, were as follows:

	Thirteen Weeks Ended
	October 1, 2006		October 2, 2005
NanoElectronics	$35,042	30.0%	$29,722	30.6%
NanoResearch and Industry	37,606	32.1%	30,884	31.8%
NanoBiology	13,344	11.4%	8,305	8.6%
Service and Components	30,948	26.5%	28,211	29.0%
	$116,940	100.0%	$97,122	100.0%

	Thirty-Nine Weeks Ended
	October 1, 2006		October 2, 2005
NanoElectronics	$116,895	34.0%	$126,637	38.9%
NanoResearch and Industry	109,741	31.9%	89,228	27.4%
NanoBiology	30,835	9.0%	27,485	8.4%
Service and Components	86,386	25.1%	82,258	25.3%
	$343,857	100.0%	$325,608	100.0%

The $5.3 million, or 17.9%, increase in NanoElectronics sales in the thirteen week period ended October 1, 2006 compared to the same period of 2005 was due to strength in our TEM and DualBeam system unit sales, which resulted primarily from general demand in the semiconductor capital equipment market in the current period, partially offset by a shift in mix to lower-priced TEM units.

The $9.7 million, or 7.7%, decrease in NanoElectronics sales in the thirty-nine week period ended October 1, 2006 compared to the same period of 2005, was primarily due to the volume decline related to products in our semiconductor businesses that were deemphasized during our restructuring activities in the second half of 2005. These declines were partially offset by the improvements realized in the thirteen-week period ended October 1, 2006, as discussed above.

Our backlog in NanoElectronics increased in the third quarter of 2006, primarily for our TEM products, small DualBeam systems and data storage products, partially offset by a decrease in our backlog for our SEM products.

NanoResearch and Industry

The $6.7 million, or 21.8%, increase and the $20.5 million, or 23.0%, increase, respectively, in NanoResearch and Industry sales in the thirteen and thirty-nine week periods ended October 1, 2006 compared to the same periods of 2005 were due primarily to an approximately $3.0 million and a $21.3 million increase, respectively, related to a shift in mix to our higher-priced TEMs, including the Titan. Worldwide nanotechnology research funding remains strong. In addition, sales of our small stage DualBeam systems increased by $3.0 million in the thirteen week period ended October 1, 2006 compared to the same period of 2005 as a result of increased unit sales.

We built backlog in this segment in the third quarter of 2006, primarily for our small DualBeam systems, due in part to new product introductions, as well as increased market penetration of our low-end DualBeam systems.

NanoBiology

The $5.0 million, or 60.7%, increase and the $3.4 million, or 12.2%, increase, respectively, in NanoBiology sales in the thirteen and thirty-nine week periods ended October 1, 2006 compared to the same periods of 2005 were due primarily to a shift in mix to higher-priced TEMs and DualBeam systems. The thirteen week period ended October 1, 2006 also realized an increase in the number of TEMs sold compared to the same period of 2005. NanoBiology is an emerging application area for our equipment, and a significant portion of the tools we sell in this market have relatively high unit prices.  As a result, quarter-to-quarter growth rates in this market are likely to be volatile, although we expect long-term growth.

We built backlog in this segment in the third quarter of 2006, primarily for our TEMs.

Service and Components

The $2.7 million, or 9.7%, increase and the $4.1 million, or 5.0%, increase, respectively, in Service and Component sales in the thirteen and thirty-nine week periods ended October 1, 2006 compared to the same periods of 2005 were due primarily to a larger installed base and strong service contract renewals in the third quarter of 2006. Component sales include sales of individual components as well as equipment refurbishment and contributed $0.1 million and $0.5 million, respectively, to the increases in the thirteen and thirty-nine week periods ended October 1, 2006 compared to the same periods of 2005.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue.  The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005
North America	$45,168	38.6%	$31,738	32.7%	$122,187	35.5%	$99,208	30.5%
Europe	49,300	42.2%	36,830	37.9%	135,051	39.3%	129,424	39.7%
Asia-Pacific Region	22,472	19.2%	28,554	29.4%	86,619	25.2%	96,976	29.8%
	$116,940	100.0%	$97,122	100.0%	$343,857	100.0%	$325,608	100.0%

North America

Sales in North America increased $13.4 million, or 42.3%, and $23.0 million, or 23.2%, respectively, in the thirteen and thirty-nine week periods ended October 1, 2006, compared to the same periods of 2005. These increases were primarily due to increased data storage sales as the conversion to perpendicular recording accelerated, as well as increased TEM sales, including the Titan, and increased small DualBeam sales. These improvements were partially driven by an improvement in the semiconductor capital equipment market in the 2006 periods compared to the 2005 periods.

Europe

Sales in Europe increased $12.5 million, or 33.9%, and $5.6 million, or 4.3%, respectively, in the thirteen and thirty-nine week periods ended October 1, 2006, compared to the same periods of 2005. These increases were primarily due to increases in TEM sales, including the Titan, partially offset by unusually high volume sales of our small stage DualBeam systems in the first half of 2005.  In the thirteen week period ended October 1, 2006, sales of our small DualBeam systems increased compared to the same period of 2005.

Asia-Pacific Region

Sales in the Asia-Pacific Region decreased $6.1 million, or 21.3%, and $10.4 million, or 10.7%, respectively, in the thirteen and thirty-nine week periods ended October 1, 2006, compared to the same periods of 2005. These decreases resulted from lower volume sales of our wafer-level DualBeam systems and small stage DualBeam systems in the 2006 periods due to unusually high volumes in the comparable 2005 periods and decreases in SEM sales, partially offset by an increase in TEM sales, including the Titan.

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

Cost of sales increased $8.3 million, or 13.7%, to $69.0 million in the thirteen weeks ended October 1, 2006 compared to $60.7 million in the thirteen weeks ended October 2, 2005 and decreased $1.0 million, or 0.5%, to $202.6 million in the thirty-nine weeks ended October 1, 2006 compared to $203.6 million in the thirty-nine weeks ended October 2, 2005.

The increase in the thirteen week period was primarily due to the increased sales as discussed above, partially offset by improved gross margins in the 2006 period compared to the 2005 period as detailed below and the closure of our Peabody, Massachusetts facility in the third quarter of 2005.

The decrease in the thirty-nine week period of 2006 was primarily due to the charges incurred to write-off inventory and capitalized software related to the closure of our Peabody, Massachusetts facility in 2005, as well as an increase in our overall gross margin as detailed below, partially offset by the increase in sales.

Cost of sales in the thirteen and thirty-nine week periods ended October 1, 2006 were also affected by $0.2 million and $0.6 million, respectively, of stock-based compensation compared to none for the comparable periods of 2005. Cost of sales in the thirteen and thirty-nine week periods ended October 2, 2005 included charges of $2.4 million and $5.6 million, respectively, related to the write-down of inventory and the thirty-nine week period ended October 2, 2005 included a $3.2 million charge related to capitalized software.

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
NanoElectronics	49.0%	37.9%	49.9%	41.5%
NanoResearch and Industry	41.1%	41.1%	41.6%	39.9%
NanoBiology	44.4%	41.5%	43.3%	35.6%
Service and Components	30.3%	32.0%	27.7%	29.3%
Overall	41.0%	37.5%	41.1%	37.5%

The charges discussed above, which totaled $2.4 million and $8.8 million, respectively, in the thirteen and thirty-nine week periods ended October 2, 2005, reduced our overall gross margin for those periods by 2.5 percentage points and 2.7 percentage points, respectively, and the NanoElectronics gross profit margin by 8.4 percentage points and 6.7 percentage points, respectively.

NanoElectronics

The NanoElectronics gross margin improved in the thirteen and thirty-nine week periods ended October 1, 2006 compared to the same periods of 2005, primarily due to the impact in 2005 of the inventory and capitalized software write-offs discussed above. Additionally, gross margins in the 2006 periods increased due to improvements in our product mix for both DualBeam systems and TEM products, including the Titan.

NanoResearch and Industry

The decrease in NanoResearch and Industry gross margins in the thirteen week period ended October 1, 2006 compared to the same period of 2005 was primarily due to a shift in mix to lower-margin small DualBeam systems. The increase in NanoResearch and Industry gross margins in the thirty-nine week period ended October 1, 2006 compared to the same period of 2005 was primarily due to improvements in the TEM product mix, partially offset by the shift to the lower-margin small DualBeam systems.

NanoBiology

Gross margins in the NanoBiology segment increased in both the thirteen and thirty-nine week periods ended October 1, 2006 compared to the same periods of 2005 due to a shift to higher-margin small DualBeam systems. In addition, in the thirty-nine week period ended October 1, 2006, we recognized improvements in margins achieved on our TEMs, due in part to sales of the Titan, and SEMs as well.

Service and Components

The decreases in the Service and Components gross margins in the thirteen and thirty-nine week periods ended October 1, 2006 compared to the same periods of 2005 were primarily due to higher repair costs, material usage and inventory write-offs, which occurred in the first quarter of 2006.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs increased $1.3 million to $14.7 million (12.6% of net sales) in the thirteen weeks ended October 1, 2006 compared to $13.4 million (13.8% of net sales) in the thirteen weeks ended October 2, 2005 and decreased $2.0 million to $43.5 million (12.7% of net sales) in the thirty-nine week period ended October 1, 2006 compared to $45.5 million (14.0% of net sales) in the thirty-nine week period ended October 2, 2005.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Gross spending	$15,386	$14,486	$46,325	$49,035
Less subsidies	(707)	(1,057)	(2,800)	(3,552)
Net expense	$14,679	$13,429	$43,525	$45,483

The $1.3 million increase in R&D costs in the thirteen week period ended October 1, 2006 compared to the same period of 2005 was due to a $0.2 million increase in stock-based compensation and a $0.8 million increase in product costs and headcount related to new product development, as well as a $0.4 million decrease in subsidies.

The $2.0 million decrease in R&D costs in the thirty-nine week period ended October 1, 2006 compared to the same period of 2005 was due to $2.6 million in savings from restructuring activities, mainly due to the closing of our Peabody, Massachusetts operations and $0.7 million in material cost savings, offset by a $0.6 million increase in stock-based compensation and a $0.8 million decrease in subsidies received.

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

SG&A costs decreased $0.3 million to $25.0 million (21.4% of net sales) in the thirteen week period ended October 2, 2005 compared to $25.3 million (26.0% of net sales) in the comparable period of 2005 and decreased $2.3 million to $73.4 million (21.3% of net sales) in the thirty-nine week period ended October 1, 2006 compared to $75.7 million (23.3% of net sales) in the comparable period of 2005.

The decrease in SG&A costs in the thirteen week period ended October 1, 2006 compared to the same period of 2005 was due primarily to a $1.5 million gain related to the sale of certain intellectual property rights to a privately-held company, offset by $1.1 million of stock-based compensation. In the thirty-nine week period ended October 1, 2006, the decrease in SG&A costs was due to the $1.5 million gain discussed above, approximately $1.9 million of savings related to our 2005 restructuring activities, a $1.1 million decrease in legal and audit fees, excluding the merger costs discussed below, and a $0.6 million decrease in labor and related costs due primarily to lower headcount. These cost reductions were partially offset by $2.7 million of stock-based compensation.

Merger Costs

Merger costs of $0.5 million in the thirty-nine week period ended October 1, 2006 related to legal and other costs incurred primarily in the first quarter of 2006 for reviewing a merger proposal. The proposed transaction is not being pursued and, accordingly, we do not expect additional costs related to this proposal in future quarters.

Amortization of Purchased Technology

Amortization of purchased technology was $0.6 million and $1.9 million, respectively, in the thirteen and thirty-nine week periods ended October 1, 2006 compared to $0.7 million and $3.6 million, respectively, in the comparable periods of 2005. Our purchased technology balance at October 1, 2006 was $6.4 million and current amortization of purchased technology is approximately $0.5 million per quarter, which could increase if we acquire additional technology.

The decrease in the thirty-nine week period ended October 1, 2006 compared to the same period of 2005 was due primarily to the recording of an impairment charge of $9.3 million against our purchased technology balance in the second quarter of 2005.

Asset Impairment

Asset impairment charges of $0.5 million in the thirty-nine week period ended October 1, 2006 were primarily for the write-off of the remaining costs related to the abandonment of our enterprise resource planning system, which were incurred during the first quarter of 2006.

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

Restructuring, Reorganization, Relocation and Severance

Restructuring, reorganization, relocation and severance in the thirteen and thirty-nine weeks ended October 1, 2006 included charges of $0.2 million and $3.3 million, respectively, for facilities and severance charges related to the closure of certain of our European field offices, closure of a research and development facility in Tempe, Arizona, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses.

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

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine weeks ended October 1, 2006 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Thirty-Nine Weeks Ended October 1, 2006	Beginning Accrued Liability	Charged to Expense	Expend- itures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$1,778	$2,646	$(4,138)	$63	$349
Abandoned leases, leasehold improvements and facilities	3,496	671	(1,497)	—	2,670
CEO severance, excluding stock-based compensation	—	2,235	(2,235)	—	—
	$5,274	$5,552	$(7,870)	$63	$3,019

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $3.7 million and $9.0 million in the thirteen and thirty-nine week periods ended October 1, 2006, respectively, compared to $1.9 million and $5.6 million, respectively, in the comparable periods of 2005. These increases were the result of higher interest rates earned on our cash and marketable securities balances, as well as an increase in our invested balances. The increase in our invested balances was primarily due to net proceeds from our sale of $115.0 million principal amount of 2.875% convertible debt in May 2006.

Interest expense for both the 2006 and 2005 periods primarily relates to our 5.5% convertible debt issued in August 2001. In addition, the 2006 periods include interest related to our 2.875% convertible debt that was issued in May 2006. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense.

Interest expense in the thirty-nine week period ended October 1, 2006 included premiums and commissions paid on the repurchase of a portion of our 5.5% Convertible Subordinated Notes as well as the write-off of deferred note issuance costs totaling $0.5 million.

In connection with our repurchase of $70.0 million of our 5.5% Convertible Subordinated Notes during the second quarter of 2005, interest expense for the thirty-nine week period ended October 2, 2005 included the write-off of $1.1 million of deferred note issuance costs.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs, including those related to our 2.875% convertible notes, will total approximately $0.4 million per quarter through 2008 and $0.1 million per quarter thereafter through the second quarter of 2013.

Other, net, primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.  Other, net in the thirteen and thirty-nine week periods ended October 1, 2006 included a $3.9 million charge related to the write-off of an investment in a privately-held company and a $5.2 million gain related to the sale of our entire ownership interest in another privately-held company. The thirty-nine week period ended October 2, 2005 included a charge of $0.8 million related to the write-down of one of our cost method investments recorded in the second quarter of 2005.

Income Tax Expense

We recorded a tax provision of approximately $3.3 million and $7.0 million, respectively, for the thirteen and thirty-nine week periods ended October 1, 2006. The provisions consisted primarily of taxes accrued in foreign jurisdictions and do not reflect benefits for current period losses in the United States as we have recorded a full valuation allowance against the United States deferred tax assets generated from the current period losses.

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

In addition to the factors mentioned above, our effective income tax rate can be affected by changes in statutory tax rates and tax laws in the United States and foreign jurisdictions, including changes in tax laws in the United States governing research and experimentation credits, our ability or inability to utilize various carry forward tax items, and other factors.

We expect our annual effective tax rate to approximate our blended domestic and foreign statutory rate of 36% as we reduce our U.S. generated losses and continue to have profits and related tax expense from international operations.  We continue to take actions to improve the profitability of the U.S. operations through tax planning strategies and cost reductions and anticipate generating U.S. taxable profits in the fourth quarter of 2006 which would offset a portion of our U.S. net operating losses generated in the first three quarters of 2006. However, if we do not improve the profitability of the U.S. operations or develop a tax strategy that will enable us to utilize the benefit of our net operating losses for tax purposes, our effective tax rate could remain unusually high.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of October 1, 2006 consisted of $329.9 million of cash, cash equivalents, short-term restricted cash and short-term investments, $31.2 million in non-current investments, $4.6 million of long-term restricted cash, $30.0 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2013. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for at least the next twelve-month period from October 1, 2006.

In the first three quarters of 2006, cash and cash equivalents and short-term restricted cash increased $39.7 million to $119.0 million as of October 1, 2006 from $79.3 million as of December 31, 2005 primarily as a result of net proceeds of $111.9 million from the issuance of $115.0 million principal amount of 2.875% convertible subordinated notes, $8.2 million of proceeds from the exercise of employee stock options and employee stock purchases, $4.8 million of net proceeds related to investments in and disposals of our cost-based investments and a $4.7 million favorable effect of exchange rate changes. These increases were partially offset by the use of $1.4 million for operations, $29.1 million for the repurchase of a portion of our 5.5% subordinated notes, $11.1 million used for the repurchase of 500,000 shares of our common stock, $40.9 million used for the net purchase of investments in marketable securities and $4.4 million used for the purchase of property, plant and equipment.

Accounts receivable increased $37.4 million to $135.7 million as of October 1, 2006 from $98.3 million as of December 31, 2005, primarily due to increased sales in the third quarter of 2006 compared with the fourth quarter of 2005. This balance was also affected by a $0.8 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 106 days at October 1, 2006 compared to 88 days at December 31, 2005.

Inventories increased $3.9 million to $88.8 million as of October 1, 2006 compared to $84.9 million as of December 31, 2005. The increase primarily was due to increases in finished goods and increases in our current service inventory requirements, partially offset by currency movements of approximately $0.6 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 3.1 times for the quarter ended October 1, 2006 and 2.6 times for the quarter ended October 2, 2005.

Expenditures for property, plant and equipment of $4.4 million in the first three quarters of 2006 primarily consisted of expenditures for machinery and equipment. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development. We estimate our total capital expenditures in 2006 to be approximately $6.5 million, primarily for the development and introduction of new products and upgrades and incremental improvements to our ERP systems.

Accrued payroll liabilities increased $9.0 million to $18.2 million as of October 1, 2006 compared to $9.2 million as of December 31, 2005. The increase resulted primarily from 2006 bonus accruals compared to no accruals at December 31, 2005, as well as the timing of payroll cycles at period end.

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

We maintain a $30.0 million uncommitted bank borrowing facility in the United States (and outside the United States for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. We also have a $3.7 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At October 1, 2006, a total of $30.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At October 1, 2006, we had $33.0 million of these guarantees and letters of credit outstanding, of which approximately $31.3 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

Part II - Other Information

Item 1A.  Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report of Form 10-K for the fiscal year ended December 31, 2005 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

•                  customers may cancel orders that they previously placed;

•                  customers have the alternative to purchase products from our competitors;

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

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on Philips Enabling Technologies Group, B.V., or Philips ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. and Benchmark Electronics for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by Philips ETG and electronic components manufactured by Benchmark Electronics, which in turn have delayed our product shipments. In the future, if Philips ETG or Benchmark Electronics is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.  Further, both Philips ETG and Benchmark Electronics have recently been acquired by new owners. Integration issues, strategic redirection or other business changes from the acquisitions could add to our supplier constraints and adversely affect our operating results. In addition, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Our business depends in large part on the capital expenditures of customers within our NanoElectronics, NanoResearch and Industry and NanoBiology market segments, which, along with Service and Components sales, accounted for the following percentages of our net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	October 1, 2006	October 2, 2005
NanoElectronics	$116,895	$126,637
NanoResearch and Industry	109,741	89,228
NanoBiology	30,835	27,485
Service and Components	86,386	82,258
	$343,857	$325,608

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

The NanoResearch and Industry market is also affected by overall economic conditions, but is not as cyclical as the NanoElectronics market. However, NanoResearch and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary and/or economic constraints.

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

Attracting qualified personnel is difficult and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for such talent is intense.  In July 2006, we announced that we hired a new President and Chief Executive Officer; he began his employment with us on August 14, 2006. The loss of key personnel, or our inability to attract key personnel, could have a material adverse effect on our business, prospects, financial condition or results of operations.

Philips Business Electronics International B.V. has significant influence on all company shareholder votes and may have different interests than our other shareholders.

As of October 1, 2006, Philips Business Electronics International B.V., or PBE, a subsidiary of Koninklijke Philips Electronics N.V., owned approximately 25% of our outstanding common stock. In addition, Jan C. Lobbezoo, Executive Vice President, Philips International B.V., an affiliate of Philips, serves on our Board of Directors. As a result, PBE has significant influence on matters submitted to our shareholders for approval, including proposals regarding:

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

•                  effective sales, service and marketing functions; and

•                  product performance.

Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for products under development and the equipment required to produce such products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products. On occasion, certain product and application development has taken longer than expected.  These delays can have an adverse affect on product shipments and results of operations.

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

We have undertaken restructuring plans to bring operational expenses to appropriate levels for our business. In 2005, we took significant restructuring charges in connection with the closing of our Peabody, Massachusetts plant and otherwise. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales and service employees and engineers.

Because we have significant operations outside of the United States, we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.

Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. In the thirty-nine weeks ended October 1, 2006 and the year ended December 31, 2005, approximately 65% and 69%, respectively, of our revenues came from outside of the United States. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries. In addition, approximately 25% and 31%, respectively, of our sales in the thirty-nine weeks ended October 1, 2006 and the year ended December 31, 2005 were derived from sales in Asia. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. Instabilities in Asian economies may continue and recur in the future or instability could occur in other foreign economies, any of which could have a material adverse effect on our business, prospects, financial condition, margins and results of operations.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many United States companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 65% and 69% of our sales from foreign countries in the thirty-nine weeks ended October 1, 2006 and the year ended December 31, 2005, respectively. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. As of October 1, 2006, we had total convertible long-term debt of approximately $195.9 million due in 2008 and $115.0 million due in 2013. The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

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

•                  the dilutive effects on our shareholders as a result of the up to 926,534 shares of our common stock that would be issued in the event all or a portion of the 5.5% Subordinated Convertible Note holders elect to convert their notes;

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

In the first three quarters of 2006, we recorded restructuring, reorganization, relocation and severance charges of $12.6 million, of which $3.3 million was for facilities and severance charges related to the closure of certain of our European field offices, the closure of our Tempe, Arizona research and development facility, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses, and $9.3 million was related to the termination of our Chief Executive Officer. Of the $9.3 million charge, $2.2 million was cash compensation and $7.1 million was non-cash stock-based compensation. In addition, in 2005 and over the last few years, we initiated a series of restructurings of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities. Restructuring charges for 2005 totaled $8.5 million. We may incur additional restructuring and related expenses, which may have a material adverse effect on our business, financial condition or results of operations. The charges in connection with these restructurings are only estimates and may not be accurate. As part of these restructurings, we ceased to use certain of our leased facilities and, accordingly, we have negotiated, and are continuing to negotiate, certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. If we are not successful in negotiating terms acceptable to us, or at all, we may be required to materially increase our restructuring and related expenses in future periods. Further, if we have further reductions to our workforce or consolidate additional facilities in the future we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluation in 2005, we recorded charges totaling $0.5 million in other income/expense related to hedge dedesignations and ineffectiveness. We did not record any charges for hedge dedesignations or ineffectiveness in the first three quarters of 2006. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens, but also provide us with some flexibility if the dollar strengthens. Foreign currency losses recorded in other income/expense, inclusive of the impact of derivatives, totaled $1.4 million and $1.5 million, respectively, in the thirty-nine week period ended October 1, 2006 and during all of 2005.

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

During the third quarter of 2006, we sold one such investment for a gain of $5.2 million and wrote-off the remaining such investments, incurring a charge of $3.9 million. In 2005, we recorded impairment charges and realized losses totaling $6.4 million related to these investments. We may have such investments in the future.

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

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation. (1)
3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation. (2)
3.3	Amended and Restated Bylaws, as amended on August 17, 2006. (3)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)           Incorporated by reference to the registrant’s quarterly report on Form 10-Q for the quarter ended September 28, 2003.

(2)           Incorporated by reference to Exhibit A to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)           Incorporated by reference to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: November 3, 2006	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)