Form 10-K
period 2006-12-31
FEI CO
filed 2007-03-01
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock and associated Preferred Stock Purchase Rights (currently attached to and trading only with the Common Stock)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($22.68) as reported by The Nasdaq Global Stock Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), was $570,854,784.

The number of shares outstanding of the registrant’s Common Stock as of February 19, 2007 was 34,690,227 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

FEI COMPANY
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Signatures

PART I

Item 1.  Business

Overview

We were founded in 1971 and our shares began trading on The Nasdaq Stock Market in 1995. We are a leading supplier of instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. In 2006, we completed our reorganization from product divisions to market divisions. Accordingly, our semiconductor and data storage product markets are being reported together as the NanoElectronics market and our Industry and Institute product market has been divided into the NanoResearch and Industry market and the NanoBiology market.

Our products and systems include hardware and software for focused ion beam systems, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform.

Our DualBeam systems include models that have wafer handling capability that are purchased by semiconductor and data storage manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).

Sales and service operations are conducted in approximately 50 countries around the world, 29 with a direct presence and the remainder through independent agents, distributors and representatives in additional countries.

To date, we have a total worldwide installed base of approximately 6,600 systems. The development of these solutions has been driven by our strong technology base that includes patented and proprietary technologies and the technical expertise and knowledge base of approximately 331 research and development personnel worldwide.

The NanoElectronics market consists of customers in the semiconductor, data storage and related industries such as printers and microelectromechanical systems (“MEMs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 65 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics, the increase in wafer size to 300 millimeters in diameter and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling three-dimensional (“3D”) wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, our growth is driven by the transition from longitudinal to perpendicular recording heads as well as by rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures. Our products offer 3D metrology for thin film head processing and root cause failure analysis.

The NanoResearch and Industry market includes universities, public and private research laboratories and a wide range of industrial customers, including automobiles, aerospace, metals, mining and petrochemicals. Growth in these markets is driven by corporate and government funding for research and development in materials science and by development of new products based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in root cause failure analysis and quality control applications.

The NanoBiology market includes universities and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech, medical device and hospital companies. Our products’ ultra-high resolution imaging allows cell biologists and drug researchers to create detailed 3D reconstructions of complex biological structures, enabling them to map proteins within cells. Our products are also used in a range of pathology and quality control applications.

Discontinued Operations

The financial statements, footnotes, management’s discussion and analysis of financial condition and results of operations and other financial information presented elsewhere in this document have been reclassified to reflect the sale of our Knights Technology Inc. subsidiary in the fourth quarter of 2006 and the accounting for it as a discontinued operation.

Core Technologies

We use several core technologies to deliver a range of value-added customer solutions. Our core technologies include:

•                  focused ion beams, which allow modification of structures in sub-micron geometries;

•                  focused electron beams, which allow imaging, analysis and measurement of structures at sub-micron and even atomic levels;

•                  beam gas chemistries, which increase the effectiveness of ion and electron beams and allow etching and deposition of materials on structures at sub-micron levels; and

•                  system automation and sample management tools, which provide faster access to data and improved ease of use for operators of our systems.

Particle beam technologies—focused ion beams and electron beams. The emission and focusing of ions, which are positively or negatively charged atoms, or electrons from a source material, is fundamental to many of our products. Particle beams are accelerated and focused on a sample for purposes of high resolution imaging and sample processing. The fundamental properties of ion and electron beams permit them to perform various functions. The relatively low mass subatomic electrons interact with the sample and release secondary electrons. When collected, these secondary electrons can provide high quality images at nanometer scale resolution. In previously thinned samples, collection of high energy electrons transmitted through the sample can yield image resolution at the atomic scale. The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons. Through the use of FIBs, the surface can be modified or milled with sub-micron precision by direct action of the ion beam or in combination with gases. Secondary electrons and ions may also be collected for imaging and compositional analysis. Our ion and electron beam technologies provide advanced capabilities and applications when coupled with our other core technologies.

Beam gas chemistry. Beam gas chemistry plays an important role in enabling our electron and ion beam based products to perform many tasks successfully. Beam gas chemistry involves the interaction of the primary ion beam with an injected gas near the surface of the sample. This interaction results in either the deposition of material or the enhanced removal of material from the sample. Both of these processes are critical to optimizing and expanding FIB and SEM applications. Our markets have growing needs for gas chemistry technologies, and we have aimed our development strategy at meeting these requirements.

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

System automation and sample management. Drawing on our knowledge of application needs, and using robotics and image recognition and reconstruction software, we have developed automation capabilities that allow us to increase system performance, speed and precision. These capabilities have been especially important to our development efforts for in-line products and applications in the

NanoElectronics market and are expected to be increasingly important in emerging production and process control applications in NanoResearch and Industry and NanoBiology markets. Two important areas where we have developed significant automation technologies are TEM sample preparation and 3D process control. TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic-level, structures. TEM sample preparation has traditionally been a slow and difficult manual process. With our DualBeam systems and proprietary software, we have automated this process, significantly improving the sample consistency and overall throughput. Similarly, by automating 3D process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management.

Research and Development

We have research, development and manufacturing operations in Hillsboro, Oregon; Eindhoven, the Netherlands; and Brno, Czech Republic.

Our research and development staff at December 31, 2006 consisted of 331 employees, including scientists, engineers, designer draftsmen, technicians and software developers. We also contract with Philips Research Laboratories for basic research applicable to our FIB, SEM and TEM technologies. In 2006, we paid Philips Research Laboratories approximately $2.8 million under these research contracts.

For more information on our relationship with Koninklijke Philips Electronics N.V. (“Philips”), see Note 18 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

During 2006, we introduced several new and improved products, including:

•                  the V600FIB focused ion beam system for circuit modification, cross-sectioning, sample preparation and failure analysis applications;

•                  the Helios NanoLab DualBeam, a new generation system with higher resolution imaging and contrast, for 3D characterization, analysis and image reconstruction, nano-prototyping (fabrication and testing), and sample preparation applications;

•                  record-setting low voltage resolution of <1.4 angstroms at 80 kilovolt (“kV”) was demonstrated, further extending the capabilities of the Titan 80-300 product introduced in 2005; and

•                  the EBS3 DualBeam solution for rapid serial sectioning and 3D crystallographic reconstructions of materials. This fully integrated solution utilizes an FEI DualBeam (FIB/SEM) system with an electron back-scatter defraction (“EBSD”) detector and advanced automation software.

We believe our knowledge of field emission technology and products incorporating focused ion beams remain critical to our performance in the focused charged particle beam business. Drawing on this technology, we have developed a number of product innovations, including:

•                  the scanning transmission electron microscope (“S/TEM”) system platform with unprecedented stability coupled with aberration correction and monochromator technology, enabling sub-angstrom resolution;

•                  enhanced robotics, processes and tool connectivity enabling in-line sample liftout and S/TEM imaging from semiconductor wafers for defect analysis and process control applications;

•                  advanced environmental scanning electron microscope (“ESEM”) detector (the “Helix Detector”) and immersion lens technology, enabling ultra-high resolution SEM imaging at low pressure in the new Nova NanoSEM;

•                  advanced image processing hardware and software enabling high performance 3D tomographic, TEM based imaging; and

•                  advanced cryogenic fixation technology and subsequent imaging of aqueous samples at cryo temperatures in a TEM for aqueous biological, and colloidal polymer, pigment and nanoparticle samples.

From time to time, we engage in joint research and development projects with some of our customers and other parties. In Europe, our electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs. We periodically have received public funds under Dutch government and European Union-funded research and development programs, and expect to continue to leverage these funding opportunities in the future. However, these funds have decreased over the past several years and we are not able to predict the amount of future funding. We also maintain other informal collaborative relationships with universities and other research institutions, and we work with several of our customers to evaluate new products.

The markets into which we sell our principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, we have expended substantial amounts of money on research and development. We generally intend to continue investing in research and development at approximately the current percentage of our net sales and believe that continued investment will be important to our ability to address the needs of our customers and to develop additional product offerings. Research and development efforts continue to be directed toward development of next generation product platforms, new ion and electron columns, beam chemistries, system automation and new applications. We believe these areas hold promise of yielding significant new products and existing product enhancements. Research and development efforts are subject to change due to product evolution and changing market needs. Often, these changes cannot be predicted.

Net research and development expense was $57.5 million in 2006, $56.6 million in 2005 and $51.7 million in 2004.

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

We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. and Benchmark Electronics for some of our electronic subassemblies. Some of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

Sales, Marketing and Service

Sales and service operations are conducted in the United States and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in various additional countries.

Our sales and marketing staff at December 31, 2006 consisted of 291 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products, which we expect to further expand our markets. Our sales force and marketing efforts are organized through three geographic sales and services divisions: North America, Europe and the Asia-Pacific region.

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

Our products are sold generally with a twelve month warranty. Customers may purchase service contracts for our products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the three regions in which we have sales and service divisions. We also contract with independent service representatives for product service in some foreign countries.

Competition

The markets for our products are highly competitive. A number of our competitors and potential competitors have greater financial, marketing and production resources than we do. In addition, some of our competitors may cooperate with each other. Additionally, markets for our products are subject to constant change, due in part to evolving customer needs. As we respond to this change, the elements of competition as well as the specific competitors may change. Moreover, one or more of our competitors might achieve a technological advance that would put us at a competitive disadvantage.

Our principal competitors include JEOL Ltd., Hitachi, Ltd., Seiko Instruments Inc., Carl Zeiss SMT A.G., Applied Materials, Inc., Credence Systems Corporation and Orsay Physics S.A. We believe the key competitive factors are performance, range of features, reliability and price. We believe that we are competitive with respect to each of these factors. Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

Our service business faces little significant third-party competition. Because of the highly specialized nature of our products and technology, and because of the critical mass necessary to support a worldwide field service capability, few competitors have emerged to provide service to our installed base of systems. Some of our older, less sophisticated equipment, particularly in the NanoResearch and Industry market, is serviced by independent field service engineers who compete directly with us. We believe we will continue to provide most of the field service for our products.

Patents and Intellectual Property

We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, 136 patents in the United States and 164 patents outside of the United States, many of which correspond to the United States patents. Further, we have licenses for additional patents. Our patents expire over a period of time from 2007 to 2025.

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

Employees

At December 31, 2006, we had 1,624 full-time, permanent employees and 59 temporary employees worldwide. The employees, including temporary employees, included 408 in manufacturing, 331 in research and development, 490 in customer service; 291 in sales and marketing; and 163 in general and administration. Some of the 1,063 employees who are employed outside of the United States are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our United States employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.

Backlog

At December 31, 2006, our total backlog was $305.9 million, which consisted of product and service and components backlog of unfilled orders of $259.1 million and $46.8 million, respectively, compared to $145.5 million and $38.5 million, respectively, at December 31, 2005. We only recognize backlog for firm purchase orders for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. United States government backlog is limited to contracted amounts.

The increase in backlog from December 31, 2005 to December 31, 2006 reflects increases in all of our segments and each of our major product lines.

Of our total backlog at December 31, 2006, approximately 90% is shippable by the end of 2007 and approximately 10% to 15% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been insignificant. Recently, our ability to ship product from backlog has been negatively affected by single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development. For these and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Geographic Revenue and Assets

The following table summarizes sales by geographic region in 2006 (in thousands):

	North America	Europe	Asia- Pacific	Total
Product sales	$104,879	$150,933	$104,831	$360,643
Service and Component sales	62,510	36,296	20,042	118,848
Total sales	$167,389	$187,229	$124,873	$479,491

Sales to countries which totaled 10% or more of our total net sales in 2006 were as follows (dollars in thousands):

	Dollar Amount	% of Total Net Sales
United States	$165,130	34.4%
Germany	49,743	10.4%

Our long-lived assets were geographically located as follows at December 31, 2006 (in thousands):

United States	$40,730
The Netherlands	17,926
Other	8,772
Total	$67,428

Seasonality

In general, our sales have tended to grow more rapidly from the third to the fourth quarter of the year than in other sequential quarterly periods, primarily because our NanoResearch and Industry customers budget their spending on an annual basis. Correspondingly, the NanoResearch and Industry market has tended to record declines in revenue from the fourth quarter of one year to the first quarter of the next year. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor and data storage industries.

Where You Can Find More Information

Our principal executive offices are located at 5350 NE Dawson Creek Drive, Hillsboro, Oregon 97124.  Our website is at http://www.fei.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain copies of these materials free of charge by contacting our investor relations department at 503-726-7500.

Item 1A.  Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Our business is complex, and changes to the business may not achieve their desired benefits.

Our business is based on a myriad of technologies, encompassed in multiple different product lines, addressing various markets in different regions of the world. A business of our breadth and complexity requires significant management time, attention and resources. In addition, significant changes to our business, such as changes in manufacturing, operations, product lines, market focus or organizational structure or focus, can be distracting, time-consuming and expensive. These changes can have short-term adverse effects on our financial results and may not provide their intended long-term benefits. Failure to achieve these benefits would have a material adverse impact on our financial position, results of operations or cash flow.

We operate in highly competitive industries, and we cannot be certain that we will be able to compete successfully in such industries.

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with us in each of our product lines. Many of our competitors have greater financial, engineering, manufacturing and marketing resources than we do and may price their products very aggressively. Our significant competitors include: JEOL Ltd., Hitachi Ltd., Seiko Instruments Inc., Carl Zeiss SMT A.G., Applied Materials, Inc., Credence Systems Corporation and Orsay Physics S.A. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other.

A substantial investment by customers is required for them to install and integrate capital equipment into their laboratories and process applications. As a result, once a manufacturer has selected a particular vendor’s capital equipment, the manufacturer generally relies on that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor’s capital equipment, we expect to experience difficulty selling to that customer for a significant period of time.

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

Our business depends in large part on the capital expenditures of customers within our NanoElectronics, NanoResearch and Industry and NanoBiology market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Year Ended December 31,
	2006		2005
NanoElectronics	$154,648	32.3%	$145,951	34.7%
NanoResearch and Industry	165,067	34.4%	130,045	31.0%
NanoBiology	40,928	8.5%	35,355	8.4%
Service and Components	118,848	24.8%	108,746	25.9%
	$479,491	100.0%	$420,097	100.0%

The largest sub-parts of the NanoElectronics market are the data storage and semiconductor industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, in 2005, the semiconductor equipment market experienced weakness. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers’ products in the future would cause our business to decline. During downturns, our sales or margins may decline.

The NanoResearch and Industry market is also affected by overall economic conditions, but is not as cyclical as the NanoElectronics market. However, NanoResearch and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary and/or economic constraints.

The NanoBiology market is a smaller and emerging market, and the tools we sell into that market often have average selling prices of over $1.0 million. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.

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

•                  customers may purchase products from our competitors;

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

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will be entitled to receive a cancellation fee based on the agreed-upon shipment schedule. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems, with a large portion in the last month of the quarter. Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of the high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period.

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

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. and Benchmark Electronics for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by ETG and electronic components manufactured by Neways Electronics, N.V.

and Benchmark Electronics, which in turn have delayed our product shipments. In the future, if ETG or our electronics suppliers are not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. Further, ETG was recently acquired by a new owner and Benchmark Electronics made a significant acquisition. Integration issues, strategic redirection or other business changes from the acquisitions could add to our supplier constraints and adversely affect our operating results. In addition, new European Union restrictions governing the use of certain hazardous substances in electrical and electronic equipment (Restrictions on Hazardous Substances, or “RoHS,” regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

Because many of our shipments occur in the last month of a quarter, we are at risk of one or more transactions not being delivered according to forecast.

We have historically shipped approximately 75% of our products in the last month of each quarter. As any one shipment may be significant to meeting our quarterly sales projection, any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.

Many of our projects are funded under federal, state and local government contracts and if we are found to have violated the terms of the government contracts or applicable statutes and regulations, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse effect on our business and results of operations.

Many of our projects are funded under federal, state and local government contracts worldwide. Government contracts are subject to specific procurement regulations, contract provisions and requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended or debarred from government contracting or subcontracting, including federally funded projects at the state level. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer the loss of the contracts, which could have a material adverse effect on our business and results of operations.

Changes and fluctuations in government spending priorities could adversely affect our revenue.

Because a substantial part of our overall business is generated either directly or indirectly as a result of worldwide federal and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions, which are often unpredictable, may affect our revenues.

Political instability in key regions around the world coupled with the U.S. government’s commitment to the “war on terror” put at risk federal discretionary spending, including spending on nanotechnology research programs and projects that are of particular importance to our business. Also, recent changes in U.S. Congressional appropriations practices could result in decreased funding for some of our customers. At the state and local levels, the need to compensate for reductions in federal matching funds, as well as financing of federal unfunded mandates, creates strong pressures to cut back on research expenditures as well. A potential reduction of federal funding may adversely affect our business.

We have long sales cycles for our systems, which may cause our results of operations to fluctuate and could negatively impact our stock price.

Our sales cycle can be twelve months or longer and is unpredictable. Variations in the length of our sales cycle could cause our net sales and, therefore, our business, financial condition, results of operations, operating margins and cash flows, to fluctuate widely from period to period. These variations could be based on factors partially or completely outside of our control.

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

The loss of key management or our inability to attract and retain managerial, engineering and other technical personnel could have a material adverse effect on our business, financial condition and results of operations.

Attracting qualified personnel is difficult, and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, marketing and support personnel in the technology industry are in high demand, and competition for such talent is intense. The loss of key personnel, or our inability to attract key personnel, could have an adverse effect on our business, financial condition or results of operations.

Our customers experience rapid technological changes, with which we must keep pace, but we may be unable to introduce new products on a timely and cost-effective basis to meet such changes.

Each of our market segments experience rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends in large part on our ability to develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by competitors could cause a decline in our sales or a loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition, resulting in lower margins, which could materially adversely affect our business, prospects, financial condition and results of operations.

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

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers’ changing needs and emerging technological trends, to complete engineering and development projects in a timely manner and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will result in products that the market will accept. For example, we have invested substantial resources in our new Titan S/TEM, and further engineering and development will be required to take full advantage of this new S/TEM platform. If the completion of further development is delayed, potential revenue growth could be deferred or may not happen at all.

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

Since a significant portion of our operations occur outside of the United States, our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 65% and 70%, respectively, of our revenues in the years ended December 31, 2006 and 2005 came from outside of the United States. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

Moreover, we operate in approximately 50 countries, 29 with a direct presence and an additional 21 via sales agents. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore, maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.

Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•                  longer sales cycles;

•                  multiple, conflicting and changing governmental laws and regulations;

•                  protectionist laws and business practices that favor local companies;

•                  price and currency exchange rates and controls;

•                  taxes and tariffs;

•                  export restrictions;

•                  difficulties in collecting accounts receivable;

•                  travel and transportation difficulties resulting from actual or perceived health risks (e.g., SARS and avian influenza);

•                  changes in the regulatory environment in countries where we do business could lead to delays in the importation of products into those countries;

•                  the implementation of China RoHS regulations could lead to delays in the importation of products into China; and

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

Our success depends in large part on the protection of our proprietary rights. We incur significant costs to obtain and maintain patents and defend our intellectual property. We also rely on the laws of the United States and other countries where we develop, manufacture or sell products to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights.

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 65% and 70%, respectively, of our sales from foreign countries in the years ended December 31, 2006 and 2005. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. As of December 31, 2006, we had total convertible long-term debt of approximately $195.9 million due in 2008 and $115.0 million due in 2013. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•                  our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•                  our shareholders would be diluted if we elect to settle all or a portion of our zero coupon convertible notes in shares, up to a maximum aggregate of 5,528,527 shares of our common stock, upon the bondholders’ election to convert the notes once certain stock price metrics are met. These shares were included in our diluted share count for 2006;

•                  our shareholders would be diluted if holders of all or a portion of our 5.5% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 926,534 shares of our common stock;

•                  our shareholders would be diluted if holders of all or a portion of our 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,918,395 shares of our common stock. These shares were included in our diluted share count for the fourth quarter of 2006;

•                  a substantial portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

•                  we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

Our ability to pay interest and principal on our debt securities, to satisfy our other debt obligations and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. We cannot assure you that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

As of December 31, 2006, we had cash, cash equivalents and short-term investments of $344.9 million. While some of those amounts are required for ongoing operations, we currently expect to use a portion of those funds to repay debt maturities in 2008, as necessary.

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

A significant portion of our sales and expenses are denominated in currencies other than the United States dollar, principally the euro. For the year ended December 31, 2006, approximately 30 to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

We enter into various forward extra contracts, which are a combination of a foreign forward exchange contract and an option, as well as standard option contracts, to partially mitigate the impact of changes in the euro against the dollar on our European operating results. These contracts are considered derivatives. We are required to carry all open derivative contracts on our balance sheet at fair value. When specific accounting criteria have been met, derivative contracts can be designated as hedging instruments and changes in fair value related to these derivative contracts are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. When the designated hedges mature, they are recorded in cost of goods sold. We are required to record changes in fair value for derivatives not designated as hedges in net income in the current period. Prior to the second quarter of fiscal 2004, none of our derivative contracts were designated as hedges and all realized and unrealized gains and losses were recognized in net income in the current period. Our ability to designate derivative contracts as hedges significantly reduces the volatility in our operating results due to changes in the fair value of the derivative contracts.

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluation in 2005, we recorded charges totaling $0.5 million in other income (expense) related to hedge dedesignations and ineffectiveness. We did not record any charges for hedge dedesignations or ineffectiveness in 2006. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

We also enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $1.9 million in 2006, $1.5 million during 2005 and $3.1 million during 2004.

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

In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies or operations from external sources. As part of this effort, we may make acquisitions of, or make significant debt and equity investments in, businesses with complementary products, services and/or technologies. Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets and the potential loss of key employees of the acquired companies. The inability to effectively manage any of these risks could seriously harm our business. Additionally, difficulties in integrating any potential acquisitions into our internal control structure could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.

During the fourth quarter of 2006, we sold one such investment, Knights Technology, which was a consolidated subsidiary. During the third quarter of 2006, we sold another cost-method investment for a gain of $5.2 million and wrote-off the remaining such investments, incurring an aggregate charge of $3.9 million. In 2005, we recorded impairment charges and realized losses totaling $6.4 million related to these investments.

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

Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. During 2005, we embarked upon implementation of a new enterprise resource planning (“ERP”) software system to enable us to fully integrate our diverse locations and processes. In total, we expensed $7.6 million in 2005 and another $0.5 million in the first quarter of 2006. After a review of the projected costs and time to complete the project, we abandoned this project and expensed these costs in the respective periods discussed above.

Updating our existing system presents the potential for additional difficulties. Moreover, if the existing system, as updated, is not sufficient to meet our needs, it could adversely affect our ability to do the following in a timely manner: manage and replenish inventory; fulfill and process orders; manufacture and ship products in a timely manner; invoice and collect receivables; place purchase orders and pay invoices; coordinate sales and marketing activities; prepare our financial statements and manage our accounting systems and controls; and otherwise carry on our business in the ordinary course. Any such disruption could adversely affect our business, prospects, financial condition and results of operations. Moreover, difficulties arising from the ERP system could result in a failure of our internal control over financial reporting, which, in turn, could result in a material weakness and a qualified report from our independent registered public accounting firm.

We may have underestimated past restructuring charges or we may incur future restructuring and asset impairment charges, either of which may adversely impact our results of operations.

In 2006, we recorded restructuring, reorganization, relocation and severance charges of $12.6 million, of which $3.3 million was for facilities and severance charges related to the closure of certain of our European field offices, the closure of our Tempe, Arizona research and development facility, as well as residual costs related to the Peabody, Massachusetts plant closure and the downsizing of the related semiconductor businesses, and $9.3 million was related to the termination of our former Chief Executive Officer. Of the $9.3 million charge, $2.2 million was cash compensation and $7.1 million was non-cash stock-based compensation. In addition, in 2005 and over the last few years, we initiated a series of restructurings of our operations involving, among other things, the reduction of our workforce and the consolidation of excess facilities. Restructuring charges for 2005 totaled $8.5 million. We may incur additional restructuring and related expenses, which may have a material adverse effect on our business, financial condition or results of operations. The charges in connection with these restructurings are only estimates and may not be accurate. As part of these restructurings, we ceased to use certain of our leased facilities and, accordingly, we have negotiated, and are continuing to negotiate, certain lease terminations and/or subleases of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases of our facilities on terms acceptable to us. If we are not successful in negotiating terms acceptable to us, or at all, we may be required to materially increase our restructuring and related expenses in future periods. Further, if we have additional reductions to our workforce or consolidate additional facilities in the future we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, we test our goodwill and other intangible assets for impairment annually or when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material impact on our results of operations. We could also incur material charges as a result of write-downs of inventories or other tangible assets.

FASB’s adoption of Statement 123(R) affects our reported results of operations and may affect how we compensate our employees and conduct our business.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which required us, effective

January 1, 2006, to measure compensation costs for all stock-based compensation, including stock options and our employee share purchase plan, as currently constructed, at fair value and take a compensation charge equal to that value. If SFAS No. 123(R) was in effect for 2005 and 2004, our net income would have been reduced by approximately $34.4 million in 2005 and $12.4 million in 2004.

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

Terrorist acts, acts of war and natural disasters may seriously harm our business and revenues, costs and expenses and financial condition.

Terrorist acts, acts of war and natural disasters, wherever located around the world, may cause damage or disruption to us or our employees, facilities, partners, suppliers, distributors and customers, any and all of which could significantly impact our revenues, expenses and financial condition. This impact could be disproportionately greater on us than on other companies as a result of our significant international presence. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. We are largely uninsured for losses and interruptions caused by terrorist acts, acts of war and natural disasters, including at our headquarters located in Oregon, which is in a region subject to earthquakes.

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

Unforeseen health, safety and environmental costs could impact our future net earnings.

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

We may not be successful in obtaining the necessary export licenses to conduct operations abroad, and the U.S. Congress may prevent proposed sales to foreign customers.

We are subject to export control laws that limit which products we sell and where and to whom we sell our products. Moreover, export licenses are required from government agencies for some of our products in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act of 1977, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. We may not be successful in obtaining these necessary licenses in order to conduct business abroad. Failure to comply with applicable export controls or the termination or significant limitation on our ability to export certain of our products would have an adverse effect on our business, results of operations and financial condition.

Provisions of our charter documents, our shareholder rights plan and Oregon law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our shareholders.

Our articles of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. Our board of directors has also adopted a shareholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. In addition, the Oregon Control Share Act and the Oregon Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required for a person to acquire control of us through a proxy contest or the election of a majority of our board of directors, may deter efforts to obtain control of us and may make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in a facility we own in Hillsboro, Oregon. This facility totals approximately 180,000 square feet and houses a range of activities, including manufacturing, research and development, corporate finance and administration and sales and marketing.

We also maintain a major facility in Eindhoven, the Netherlands, consisting of 244,169 square feet of space. The lease for this space expires in 2018. Present lease payments are approximately $260,000 per month. This facility is used for research and development, manufacturing, sales, marketing and administrative functions.

We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of 92,570 square feet of space, and is leased for approximately $140,000 per month. The lease expires in 2012.

We operate sales and service offices in leased facilities in the People’s Republic of China (“PRC”), Japan, Hong Kong, Singapore, the Netherlands, the United Kingdom and the United States, as well as other smaller offices in the other countries where we have direct sales and service operations. In some of these locations, we lease space directly. In other locations, we obtain space through service agreements with affiliates of Philips. We closed several European sales offices and consolidated these operations into our offices in the Netherlands in the first half of 2006. We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products. In addition, we believe that if product demand increases, we can use outsourced manufacturing of spare parts, additional manufacturing shifts and currently underutilized space as a means of adding capacity without increasing our direct investment in additional facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices, Issuances of Common Stock and Dividends

Our common stock is quoted on The Nasdaq Stock Market under the symbol FEIC. The high and low sales prices on The Nasdaq Stock Market for the past two years were as follows:

2005	High	Low
Quarter 1	$25.78	$19.39
Quarter 2	23.70	17.66
Quarter 3	24.65	18.96
Quarter 4	21.08	17.75

2006	High	Low
Quarter 1	$26.00	$19.28
Quarter 2	25.90	19.78
Quarter 3	23.20	18.78
Quarter 4	27.37	20.49

The approximate number of beneficial shareholders and shareholders of record at February 16, 2007 was 6,700 and 99, respectively.

In February 1997, we acquired the electron optics business of Koninklijke Philips Electronics N.V., or Philips, pursuant to a combination agreement between us and a subsidiary of Philips. We issued shares of our common stock to Philips at the time of the combination and agreed to issue additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised. The additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. During 2006, we did not issue any shares of our common stock to Philips in connection with this agreement. As of December 31, 2006, 185,000 shares of our common stock remain issuable under this agreement.

We did not pay or declare any cash dividends in 2006 or 2005. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

Stock Performance Graph

The following line-graph presentation compares cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, of (a) FEI Company, (b) a broad-based equity market index and (c) an industry-specific index. The broad-based market index used is the Nasdaq Stock Market Total Return Index - U.S. and the industry-specific index used is the Nasdaq Non-Financial Index.

	Base	Indexed Returns
	Period	Year Ended
Company/Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
FEI Company	$100.00	$48.52	$71.41	$66.65	$60.84	$83.69
Nasdaq Non Financial	100.00	65.33	100.01	107.86	110.31	120.97
Nasdaq U.S. Index	100.00	69.13	103.36	112.49	114.88	126.22

Item 6.  Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data
Net sales	$479,491	$420,097	$457,525	$356,892	$341,381
Cost of sales(1)	283,045	274,903	276,131	215,534	191,568
Gross profit	196,446	145,194	181,394	141,358	149,813
Total operating expenses(2)	173,399	191,752	150,209	128,312	131,199
Operating income (loss)	23,047	(46,558)	31,185	13,046	18,614
Other income (expense), net(3)	5,072	(9,831)	(8,264)	(2,831)	(4,946)
Income (loss) from continuing operations before income taxes	28,119	(56,389)	22,921	10,215	13,668
Income tax expense(4)	10,467	22,071	7,205	3,543	4,990
Income (loss) from continuing operations	17,652	(78,460)	15,716	6,672	8,678
(Loss) income from discontinued operations, net of tax	(947)	302	857	522	—
Gain on disposal of discontinued operations, net of tax(5)	3,335	—	—	—	—
Net income (loss)	$20,040	$(78,158)	$16,573	$7,194	$8,678

Basic income (loss) per share from continuing operations	$0.52	$(2.34)	$0.47	$0.20	$0.27
Basic income per share from discontinued operations	0.07	0.01	0.03	0.02	—
Basic net income (loss) per share	$0.59	$(2.33)	$0.50	$0.22	$0.27

Diluted income (loss) per share from continuing operations	$0.47	$(2.34)	$0.41	$0.18	$0.26
Diluted income per share from discontinued operations	0.06	0.01	0.02	0.02	—
Diluted net income (loss) per share	$0.53	$(2.33)	$0.43	$0.20	$0.26

Shares used in basic per share calculations	33,818	33,595	33,253	32,930	32,493
Shares used in diluted per share calculations	39,752	33,595	39,668	36,844	33,460

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Cash and cash equivalents	$110,656	$58,766	$112,162	$97,108	$162,879
Working capital	477,660	327,789	433,895	420,400	297,539
Total assets	838,079	656,031	841,044	755,145	636,479
Convertible debt	310,882	225,000	295,000	295,000	175,000
Shareholders’ equity	349,908	292,443	379,570	336,293	326,925

(1)          Included in 2005 cost of sales was $14.2 million of inventory write-downs related to the closure of our Peabody, Massachusetts facility, the relocation and refocus of the product lines that were at that facility, a price adjustment on a product sale from that operation and capitalized software impairment charges related to certain semiconductor products.

(2)          Included in 2006 operating expenses were the following:

•                  restructuring, reorganization, relocation and severance charges of $12.6 million;

•                  merger costs of $0.5 million;

•                  asset impairment charges of $0.5 million; and

•                  a $1.5 million gain related to the  sale of certain intellectual property rights to a privately-held company.

Included in 2005 operating expenses were the following:

•                  $25.4 million of asset impairment charges primarily related to semiconductor products and the write-off of all costs related to our enterprise resource planning (“ERP”) system as we determined that the future cost required to complete the ERP system did not justify the potential return; and

•                  $8.5 million of restructuring charges, primarily for severance, lease terminations and relocation expenses for the closure of our Peabody facility and consolidation of certain of our European facilities.

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

(3)          Included in other income (expense) in 2006 were the following that affect comparability:

•                  interest expense of $0.5 million in the first half of 2006 related to the repurchase of $29.0 million face value of our 5.5% convertible notes;

•                  a $5.2 million gain related to the sale of our entire ownership interest in a privately-held company in the third quarter of 2006; and

•                  a $3.9 million charge related to the write-off of our equity and debt investment in a privately-held company in the third quarter of 2006.

Included in 2005 other expense, net was $6.4 million for realized losses on investments in privately-held companies and the write-down of certain of these investments for which we concluded an “other-than-temporary” impairment existed.

Included in 2003 other expense, net was $3.5 million related to currency and hedging gains.

(4)          Our 2006 tax provision consisted primarily of taxes accrued in foreign jurisdictions and reflects a benefit of $1.5 million related to the release of valuation allowances against a portion of United States deferred tax assets utilized during the period. Our 2005 tax expense primarily consisted of $15.1 million in expense related to the establishment of valuation allowances against the United States deferred tax assets, which offset the benefit from United States net operating losses generated in 2005. Additionally, we had approximately $10.9 million of foreign tax expense, which was offset by a net current tax benefit of $4.1 million primarily related to tax audit settlements in the United States.

(5)          Represents the gain on the sale of our Knights Technology assets in the fourth quarter of 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our 2007 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves or anticipated performance of products or services; any statements related to the needs or expected growth of our target markets; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

Summary of Products and Segments

We are a leading supplier of instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. In 2006, we completed our reorganization from product divisions to market divisions. Accordingly, our semiconductor and data storage product markets are being reported together as the NanoElectronics market and our Industry and Institute product market has been divided into the NanoResearch and Industry market and the NanoBiology market.

Our products and systems include hardware and software for focused ion beams, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform.

Our DualBeam systems include models that have wafer handling capability that are purchased by semiconductor and data storage manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).

Sales and service operations are conducted in approximately 50 countries around the world; 29 with a direct presence and the remainder through independent agents, distributors and representatives in additional countries.

To date, we have a total worldwide installed base of over 6,600 systems. The development of these solutions has been driven by our strong technology base that includes patented and proprietary technologies and the technical expertise and knowledge base of approximately 331 research and development personnel worldwide.

The NanoElectronics market consists of customers in the semiconductor, data storage and related industries such as printers and microelectromechanical systems (“MEMs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 65 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics, the increase in wafer size to 300 millimeters in diameter and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures.  In the data storage market, our growth is driven by the transition from longitudinal to perpendicular recording heads as well as by rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures. Our products offer 3D metrology for thin film head processing and root cause failure analysis.

The NanoResearch and Industry market includes universities, public and private research laboratories and a wide range of industrial customers, including automobiles, aerospace, metals, mining and petrochemicals.  Growth in these markets is driven by corporate and government funding for research and development in materials science and by development of new products based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in root cause failure analysis and quality control applications.

The NanoBiology market includes universities and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech, medical device and hospital companies. Our products’ ultra-high resolution imaging allows cell biologists and drug researchers to create detailed 3D reconstructions of complex biological structures, enabling them to map proteins within cells. Our products are also used in a range of pathology and quality control applications.

We have reclassified our 2005 and 2004 revenues and gross margin into the new market segments to provide comparability to the 2006 presentation in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net sales increased to $479.5 million in 2006 compared to $420.1 million in 2005.  Net sales increased in each of our product lines and market segments.  Demand was particularly strong for our TEM line, led by the Titan high-end system, and for our small-stage DualBeam systems. Our growth was driven by a variety of factors, including positive customer response to our new product offerings, ongoing growth in spending on nanotechnology research by governments, institutes and corporations worldwide, and a cyclical upturn in the semiconductor capital equipment industry.

At December 31, 2006, our total backlog was $305.9 million, which consisted of product and service and components backlog of unfilled orders of $259.1 million and $46.8 million, respectively, compared to $145.5 million and $38.5 million, respectively, at December 31, 2005. We only recognize backlog for firm purchase orders for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. United States government backlog is limited to contracted amounts.

The increase in backlog from December 31, 2005 to December 31, 2006 reflects increases in all of our segments and was driven by increases in orders for TEMs, including the Titan, and small-stage DualBeam systems.

Of our total backlog at December 31, 2006, approximately 90% is shippable by the end of 2007 and approximately 10% to 15% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been insignificant. Recently, our ability to ship product from backlog has been negatively affected by single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development. For these and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Financial results for 2006 were affected by the following charges and gains, which netted to an aggregate of $8.0 million loss as follows:

•                  $9.3 million included in restructuring, reorganization, relocation and severance charges in connection with the termination of our former CEO, including $2.2 million of cash payments and a non-cash charge of $7.1 million for stock-based compensation, as a result of the acceleration and extended exercisability of his existing stock options in accordance with his 2002 severance agreement;

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

•                  a $0.5 million charge related to the repurchase and retirement of $29.0 million face value of our 5.5% convertible notes (included as a component of interest expense);

•                  a $3.9 million charge related to the write-off of our equity and debt investment in a privately-held company (included as a component of other income, net);

•                  a $5.2 million gain related to the sale of our entire ownership interest in a privately-held company (included as a component of other income);

•                  a $1.5 million gain related to the sale of certain intellectual property rights to a privately-held company (included as a reduction to selling, general and administrative expense); and

•                  a $3.3 million gain, net of tax, on the disposal of discontinued operations.

In 2006, we implemented SFAS No. 123(R) using the modified prospective transition method. Stock-based compensation expense, excluding stock compensation charges related to the severance of our former CEO, totaled $5.7 million in 2006 and was recorded in cost of sales and operating expenses.

Prior to 2006, we accounted for stock-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2006, we have continued to calculate compensation expense for restricted shares and restricted stock units using the fair value of the underlying shares on the date of grant as if the shares were vested and are recording compensation expense based on fair value estimates using the Black-Scholes option pricing model for options granted under our stock incentive plans and employee share purchase plan. Based on existing grants as of December 31, 2006, stock-based compensation expense is expected to be approximately $5.2 million in 2007.

Outlook for 2007

In 2006, our backlog of unfilled orders increased by $121.9 million to $305.9 million as orders totaled $601.4 million. The underlying trends in each of our markets remain fundamentally positive and our product positions in those markets are generally strong. In NanoResearch and Industry, governments worldwide continue to invest in nanotechnology research, and industrial customers are seeking to use nanoscale features and material properties in new products. In NanoElectronics, the reduction in feature sizes in semiconductor and data storage devices, along with the use of new materials to improve performance, reduce power consumption and facilitate finer line widths, continues to require new tools for product development and yield improvement. The NanoBiology market for our tools is relatively new and emerging, but we believe there will be increased demand from researchers in fields such as structural biology and proteomics, as well as increased use of our types of instruments in pathology and quality control applications. Demand for service for our products is also expected to grow with the expansion of our installed base of instruments.

While our market environments are generally positive, the market positions of our broad product lines are also stable or improving. We believe we are the leader in DualBeam and TEM sales, led by new products that have been well received by customers. Our SEM products also remain competitive in the marketplace.

As a result of all of these factors, we expect net sales to increase in 2007 compared with 2006.

Our goal is to further increase our gross margins in 2007, primarily through the shipment of a greater percentage of higher-margin products, more efficient use of manufacturing overhead due to higher volumes of shipments, improved supply chain management and more linear shipments within each quarter. Research and development spending is expected to increase at approximately the same rate as the increase in net sales, as we continue to invest in the development of new products. Selling, general and administrative expense is expected to grow more slowly than net sales, even as we build our sales and distribution organization, particularly in Asia.

Because of the expected increase in revenue, the expense reduction efforts noted above and assuming a lack of restructuring and other one-time charges in 2007, net income will increase during 2007 if we are able to realize our plans and expectations.

Our NanoElectronics markets are cyclical, and some observers expect an industry downturn in 2007.  While we enter the year with a solid backlog on unfilled orders and our bookings have historically been less cyclical than the overall semiconductor capital equipment industry, the depth of any decline in overall industry capital spending could affect the rate of growth in our revenue for the year. Potential weakness in the value of the U.S. dollar compared with the euro would also increase our costs more rapidly than our revenue and would thus affect our ability to improve margins. Our foreign exchange hedging program will mitigate or delay those cost increases, but will not be able to completely offset a long-term significant weakening of the dollar. Revenue growth in 2007 will also be affected by our level of success in meeting key operating objectives during the year, including increased production rates for high-performance new products and expansion of our market position in major Asian markets. For other factors that could affect our revenue and income growth, please see the Risk Factors included in Item 1A of this report.

Results of Operations

The following table sets forth our statement of operations data in thousands of dollars.

	Year Ended December 31,
	2006	2005	2004
Net sales	$479,491	$420,097	$457,525
Cost of sales	283,045	274,903	276,131
Gross profit	196,446	145,194	181,394
Research and development	57,528	56,577	51,737
Selling, general and administrative	100,279	97,460	92,497
Merger costs	484	—	—
Amortization of purchased technology	2,034	3,819	5,368
Asset impairment	465	25,352	—
Restructuring, reorganization and relocation costs	12,609	8,544	607
Operating income (loss)	23,047	(46,558)	31,185
Other income (expense), net	5,072	(9,831)	(8,264)
Income (loss) from continuing operations before income taxes	28,119	(56,389)	22,921
Income tax expense	10,467	22,071	7,205
Income (loss) from continuing operations	17,652	(78,460)	15,716
(Loss) income from discontinued operations, net of tax	(947)	302	857
Gain on disposal of discontinued operations, net of tax	3,335	—	—
Net income (loss)	$20,040	$(78,158)	$16,573

The following table sets forth our statement of operations data as a percentage of net sales.

	Year Ended December 31,(1)
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.0	65.4	60.4
Gross profit	41.0	34.6	39.6
Research and development	12.0	13.5	11.3
Selling, general and administrative	20.9	23.2	20.2
Merger costs	0.1	—	—
Amortization of purchased technology	0.4	0.9	1.2
Asset impairment	0.1	6.0	—
Restructuring, reorganization and relocation costs	2.6	2.0	0.1
Operating income (loss)	4.8	(11.1)	6.8
Other income (expense), net	1.1	(2.3)	(1.8)
Income (loss) from continuing operations before income taxes	5.9	(13.4)	5.0
Income tax expense	2.2	5.3	1.6
Income (loss) from continuing operations	3.7	(18.6)	3.4
(Loss) income from discontinued operations, net of tax	(0.2)	0.1	0.2
Gain on disposal of discontinued operations, net of tax	0.7	—	—
Net income (loss)	4.2%	(18.6)%	3.6%

(1) Percentages may not add due to rounding.

Net sales increased $59.4 million, or 14.1%, to $479.5 million, in 2006 compared to $420.1 million in 2005. The increase in net sales was driven by improvements in all of our segments, primarily related to increases in our TEM and small-stage DualBeam sales as discussed in more detail below.

Net sales decreased $37.4 million, or 8.2%, to $420.1 million, in 2005 compared to $457.5 million in 2004. The decrease in net sales was driven primarily by the slow-down in the semiconductor industry, which resulted in lower sales volumes in our semiconductor products within the NanoElectronics segment. These sales declines were offset by higher service revenue in 2005 as described more fully below.

Net Sales by Segment

Net sales include sales in the NanoElectronics market, the NanoResearch and Industry market, the NanoBiology market and Service and Components. Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended December 31,
	2006		2005		2004
NanoElectronics	$154,648	32.3%	$145,951	34.7%	$207,760	45.4%
NanoResearch and Industry	165,067	34.4%	130,045	31.0%	104,236	22.8%
NanoBiology	40,928	8.5%	35,355	8.4%	45,046	9.8%
Service and Components	118,848	24.8%	108,746	25.9%	100,483	22.0%
	$479,491	100.0%	$420,097	100.0%	$457,525	100.0%

NanoElectronics

The $8.8 million, or 6.0%, increase in NanoElectronics sales in 2006 compared to 2005 was primarily due to improvements in our wafer-level DualBeam, SEM and small-stage DualBeam system unit sales, which resulted primarily from general demand in the semiconductor capital equipment and data storage markets. These improvements were partially offset by volume declines related to products in our semiconductor businesses that were deemphasized during our restructuring activities in the second half of 2005.

Our backlog in NanoElectronics increased in 2006 for each of our major product lines.

The $61.8 million, or 29.7%, decrease in NanoElectronics sales in 2005 compared to 2004 was primarily due to weakness in the global semiconductor and data storage markets, which resulted in fewer units sold in 2005 compared to 2004, particularly in our circuit edit, mask repair and data storage tools. The decrease in data storage tools was primarily due to the industry’s timing of purchases and a shift to higher recording density technology. Also, as discussed above, we deemphasized certain product lines in the second half of 2005.

NanoResearch and Industry

The $35.0 million, or 26.9%, increase in NanoResearch and Industry sales in 2006 compared to 2005 was due primarily to an approximately $33.6 million increase related to sales of our TEMs, due primarily to a shift in mix to our higher-priced TEMs, including the Titan, as well as a slight increase in unit sales. Worldwide nanotechnology research funding remains strong. In addition, sales of our small-stage DualBeam systems increased by $3.0 million in 2006 compared to 2005 as a result of increased unit sales.

We built backlog in this segment in 2006 for each of our major product lines.

The $25.8 million, or 24.8%, increase in NanoResearch and Industry sales in 2005 compared to 2004 was due primarily to increased unit sales of our small-stage DualBeam systems, as well as our new Titan S/TEM and other TEM products, which have higher average selling prices than other products in this segment. In addition, unit sales of our ESEM products also increased. These increases were partially offset by decreased demand due to a slow-down in growth of United States government funding for nanotechnology research.

NanoBiology

The $5.6 million, or 15.8%, increase in NanoBiology sales in 2006 compared to 2005 was due primarily to a shift in mix to higher-priced TEMs. We also realized an increase in the number of TEMs sold in 2006 compared to 2005. NanoBiology is an emerging application area for our equipment, and a significant portion of the tools we sell in this market have relatively high unit prices. As a result, quarter-to-quarter growth rates in this market are likely to be volatile, although we expect long-term growth.

We built backlog in this segment in 2006, primarily for our TEMs.

The $9.7 million, or 21.5%, decrease in NanoBiology sales in 2005 compared to 2004 was due primarily to decreased volume in TEM sales, partially offset by increased use of our TEMs for research applications.

Service and Components

The $10.0 million, or 9.2%, increase in Service and Component sales in 2006 compared to 2005 was due primarily to a larger installed base and strong service contract renewals in the second half of 2006. Component sales include sales of individual components as well as equipment refurbishment and contributed $0.8 million to the increase in 2006 compared to 2005.

The $8.3 million, or 8.2%, increase in Service and Component sales in 2005 compared to 2004 was primarily due to an increase in service sales as our installed base grew, as well as an increase in the number of service contracts sold, partially offset by the slow-down in the semiconductor equipment business and increased product reliability, which has caused refurbishment revenue to decline.

Net Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, which we expect to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Year Ended December 31,
	2006		2005		2004
North America	$167,389	34.9%	$125,875	30.0%	$169,011	36.9%
Europe	187,229	39.0%	160,891	38.3%	144,098	31.5%
Asia-Pacific Region	124,873	26.1%	133,331	31.7%	144,416	31.6%
	$479,491	100.0%	$420,097	100.0%	$457,525	100.0%

North America

Sales in North America increased $41.5 million, or 33.0%, in 2006 compared to 2005. This increase was primarily due to increased data storage sales as the conversion to perpendicular recording accelerated, as well as increased TEM sales, including the Titan, and increased small-stage DualBeam sales. These improvements were partially driven by improvements in the semiconductor capital equipment and data storage markets in 2006 compared to 2005. In 2005, we reorganized our sales management team in North America, which also contributed to the improved net sales in 2006 compared to 2005.

Sales in North America decreased $43.1 million, or 25.5%, in 2005 compared to 2004 primarily due to softness in the semiconductor industry, a slow-down in growth of United States government funding for nanotechnology research in the NanoResearch and Industry market and inefficiencies in our sales force due to organizational changes. These declines were partially offset by growth in our service revenues.

Europe

Sales in Europe increased $26.3 million, or 16.4%, in 2006 compared to 2005. This increase was primarily due to increased TEM sales, including the Titan, partially offset by unusually high volume sales of our small-stage DualBeam systems in the first half of 2005 compared to 2006. In 2005, we reorganized our sales management team in Europe, which also contributed to the improved net sales in 2006 compared to 2005. European sales were also increased by the strength of the euro compared with the U.S. dollar.

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

Asia-Pacific Region

Sales in the Asia-Pacific region decreased $8.5 million, or 6.3%, in 2006 compared to 2005. This decrease resulted from lower volume sales of our wafer-level DualBeam systems and small-stage DualBeam systems in 2006 due to unusually high volumes in 2005 and a decrease in SEM sales, partially offset by an increase in TEM sales, including the Titan. We expect to focus investment on additional sales and service resources in 2007 in the Asia-Pacific region.

Sales in the Asia-Pacific region decreased $11.1 million, or 7.7%, in 2005 compared to 2004 primarily due to a decline in wafer-level DualBeam system sales as a result of the weakness in the semiconductor industry during 2005 and our exit from the SIMS business in the second quarter of 2005. Service revenue increases offset these declines in part.

Cost of Sales and Gross Margin

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. We see four primary drivers affecting gross margin: product mix (including the effect of price competition), volume, cost reduction efforts (including material cost and manufacturing efficiency) and currency fluctuations.

Cost of sales increased $8.1 million, or 3.0%, to $283.0 million in 2006 compared to $274.9 million in 2005. The increase in cost of sales in 2006 was primarily due to the increased sales in 2006 compared to 2005 and $0.8 million of stock-based compensation in 2006 compared to none for 2005. These increases were partially offset by $14.2 million of charges incurred to write-off inventory and capitalized software related to the closure of our Peabody, Massachusetts facility in 2005, as well as an increase in our overall gross margin as detailed below.

Cost of sales remained relatively flat with a decrease of $1.2 million, or 0.4%, to $274.9 million in 2005 compared to $276.1 million in 2004 compared to a year over year revenue decrease of approximately 8.2%. Expected volume related cost of sales decreases were more than offset by the following additional expenses:

•                  an $11.0 million charge for the write-down of inventory in 2005 related to portions of our semiconductor businesses and to the closure of our Peabody, Massachusetts facility, which primarily manufactured and supported products sold to semiconductor markets. In response to the declining product demand, which continued throughout 2005, management decided to restructure these businesses, which included lowering demand expectations and accepting a significant price adjustment below cost to complete a sale on a product that we were de-emphasizing in the marketplace. By comparison, there were $1.7 million of inventory write-downs in 2004;

•                  a $3.2 million impairment charge for capitalized software in 2005 related to semiconductor products compared to no such charge in 2004;

•                  realized losses from our cash flow hedges totaling $2.2 million in 2005, which had limited offsetting benefit from currency movements in cost of sales compared to a realized gain of $1.8 million in 2004, which partially offset the impact of currency movements on cost of sales in 2004; and

•                  an approximately $4.1 million increase in cost of sales due to an increase in service parts costs in 2005 compared to 2004.

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2006	2005	2004
NanoElectronics	49.2%	35.9%	46.5%
NanoResearch and Industry	42.5%	38.9%	36.2%
NanoBiology	40.7%	35.2%	32.5%
Service and Components	28.2%	27.3%	32.3%
Overall	41.0%	34.6%	39.6%

Our overall gross margin in 2006 improved as we increased the unit volume and benefited from improved product mix. Overall gross margins decreased in 2005 by approximately 3.4 percentage points due to the $14.2 million of charges related to the write-down of inventory and capitalized software as discussed above and the NanoElectronics margins decreased by approximately 9.7 percentage points.

NanoElectronics

The NanoElectronics gross margin improved significantly in 2006 compared to 2005, primarily due to the impact in 2005 of the inventory and capitalized software write-offs discussed above. Additionally, gross margins in 2006 increased due to improvements in our product mix for both DualBeam systems and TEM products, including the Titan.

The decrease in gross margin in the NanoElectronics segment in 2005 compared to 2004 primarily was due to the charges related to asset impairment and write-downs discussed above. These decreases were partially offset by a shift in mix to our Titan S/TEM products and our ESEM products, which have higher margins than other products in this segment.

NanoResearch and Industry

The increase in the NanoResearch and Industry gross margin in 2006 compared to 2005 was primarily due to improvements in the TEM product mix, partially offset by the shift to the lower-margin small-stage DualBeam systems.

The increase in the NanoResearch and Industry gross margin in 2005 compared to 2004 was primarily due to an increase in TEM sales, which have higher margins than other products in this segment.

NanoBiology

The increase in the NanoBiology gross margin in 2006 compared to 2005 was primarily due to improvements in margins achieved on our TEMs, due in part to sales of the Titan.

The increase in the NanoBiology gross margin in 2005 compared to 2004 was primarily due to an increase in TEM sales, which have higher margins than other products in this segment.

Service and Components

The increase in the Service and Components gross margin in 2006 compared to 2005 was primarily due to efficiencies gained as net sales increased and a reduction in inventory write-downs in 2006 compared to 2005, partially offset by higher repair costs and material usage.

The decrease in the Service and Components gross margin in 2005 compared to 2004 was primarily due to higher parts costs in the service organization as a percentage of revenues in 2005 compared to 2004. The increase in parts costs was the result of general price increases, increased inventory write-offs and increased parts usage for products under service contracts. In addition, a shift in mix between new component sales versus component refurbishments, as well as an overall decrease in component volume contributed to the decrease in gross margins. The margins on our refurbishment work are typically greater than those on our new components.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs were $57.5 million (12.0% of net sales) in 2006, $56.6 million (13.5% of net sales) in 2005 and $51.7 million (11.3% of net sales) in 2004.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Gross spending	$61,420	$61,130	$61,213
Less subsidies	(3,892)	(4,553)	(8,802)
Less capitalized software	—	—	(674)
Net expense	$57,528	$56,577	$51,737

R&D costs increased $1.0 million in 2006 compared to 2005. This increase was primarily due to a $0.9 million increase in stock-based compensation, a $1.6 million increase in employee cash bonuses and a $0.7 million decrease in subsidies received, partially offset by $2.5 million in savings from restructuring activities, mainly due to the closing of our Peabody, Massachusetts operations and $0.5 million in project cost savings. Subsidies have decreased as the projects available for subsidies, primarily in the Netherlands and the U.S., have decreased.

R&D costs increased approximately $4.8 million in 2005 compared to 2004. The increase was a result of a decrease in subsidies and capitalizations of $4.2 million and $0.7 million, respectively, and an increase in facilities and outside services of $0.4 million and $0.2 million, respectively. These factors were partially offset by decreases in labor and related expenses of $0.9 million.

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

SG&A costs were $100.3 million (20.9% of net sales) in 2006, $97.5 million (23.2% of net sales) in 2005 and $92.5 million (20.2% of net sales) in 2004.

SG&A costs increased $2.8 million in 2006 compared to 2005. The increase in SG&A costs was primarily due to $5.6 million of profit sharing and management incentive pay as a result of the achievement of corporate profitability targets in 2006 compared to none in 2005. In addition, commissions increased approximately $0.8 million due to the increase in net sales and stock-based compensation increased $4.0 million. These increases were partially offset by a $1.5 million gain related to the sale of certain intellectual property rights to a privately-held company, approximately $2.1 million of savings related to our 2005 restructuring activities, a $1.6 million decrease in legal and audit fees, excluding the merger costs discussed below, a $0.9 million decrease in bad debt expense and a $1.2 million decrease in labor and related costs due primarily to lower headcount.

SG&A costs increased $5.0 million in 2005 compared to 2004. Increased compensation and related payroll costs contributed $4.9 million to the increase in 2005 compared to 2004. Increases in information technology costs contributed $1.8 million and increased consulting charges contributed $1.1 million to the increase in 2005 compared to 2004. These increases were partially offset by a $0.8 million gain on the sale of our SIMS product line in the second quarter of 2005, a corresponding decrease in SG&A related to SIMS of $0.4 million, a $0.6 million decrease in advertising and other selling costs and a $1.2 million decrease in IT equipment rental expense.

Merger Costs

Merger costs of $0.5 million in 2006 related to legal and board of directors’ costs incurred primarily in the first quarter of 2006 for activities related to a merger proposal. The proposed transaction was not pursued and, accordingly, we do not expect additional costs related to this proposal in future periods.

Amortization of Purchased Technology

Amortization of purchased technology was $2.0 million in 2006, $3.8 million in 2005 and $5.4 million in 2004.

In 2005, we recorded an impairment charge of $9.3 million against our purchased technology balance, which led to the decrease in amortization in 2006 compared to 2005. See also Note 5 of Notes to Consolidated Financial Statements.

Our purchased technology balance at December 31, 2006 was $4.5 million and current amortization of purchased technology is approximately $0.4 million per quarter, which could increase if we acquire additional technology.

Asset Impairment

Asset impairment charges of $0.5 million in 2006 were primarily for the write-off of the remaining costs related to the abandonment of our enterprise resource planning system, which were incurred during the first quarter of 2006.

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
$25,352

Our goodwill impairment analysis was focused on goodwill related to our former microelectronics segment, which sold to the semiconductor market. Based on our analysis of current and projected operating results, we concluded that the goodwill allocated to this segment was not impaired. However, we evaluated the recoverability of the segment’s long-lived assets and concluded impairments existed. Accordingly, we recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. Additionally, certain assets were abandoned and, accordingly, written off, including a charge for costs capitalized for the terminated ERP project.

Restructuring, Reorganization, Relocation and Severance

Restructuring, reorganization, relocation and severance in 2006 included a charge of $3.3 million for facilities and severance charges related to the closure of certain of our European field offices, closure of a research and development facility in Tempe, Arizona, as well as residual costs related to the Peabody, Massachusetts plant closure and the downsizing of the related semiconductor businesses.

Effective April 1, 2006, our Chairman, President and Chief Executive Officer (“CEO”) was terminated. Our CEO was a party to an existing Executive Severance Agreement dated February 1, 2002. Termination of his service was deemed a termination without cause under the agreement. Pursuant to the terms of this agreement, and following his execution and non-revocation of a standard release, our CEO was entitled to certain severance benefits. These included:

•                  a lump sum payment equaling three years of base salary (approximately $1.6 million);

•                  a lump sum payment equal to 100% of his target bonus for 2006 (approximately $583,000);

•                  acceleration of all of his stock options and restricted stock awards;

•                  permitting him to exercise his options until the earlier of three years after his departure date or the option expiration date as set forth in the applicable option agreement;

•                  a lump sum payment equaling two times what his reasonably expected health insurance coverage costs would be for 18 months; and

•                  life insurance premium payments not to exceed $5,000.

Accordingly, in the first quarter of 2006, we recorded a charge of $9.3 million, of which $2.2 million related to the cash severance payments and $7.1 million related to the non-cash expense associated with the fair market value of the modified stock options, which modified the original awards to:

•                  accelerate all unvested stock options;

•                  waive the cancellation clause upon termination of employment; and

•                  extend their legal lives as discussed above.

During 2005, we initiated global restructuring activities to realign our cost structure with current prevailing market conditions. These actions included reductions in workforce, reorganization and relocation of employees as well as closure of our Peabody, Massachusetts facility and certain field offices around the world. Some of these actions were initiated in the second quarter of 2005 with the remainder continuing through the first half of 2006. These costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

In 2005, we also expensed $4.6 million in severance and relocation costs related to workforce reductions and reallocation of personnel geographically. We also incurred $3.9 million of restructuring expense for facility closures, largely related to the Peabody, Massachusetts facility (inclusive of $0.2 million in reserve releases related to prior accruals for another facility lease that was terminated).

The following tables summarize the charges, expenditures and write-offs and adjustments in 2006, 2005 and 2004 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Year Ended December 31, 2006	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$1,778	$2,619	$(4,343)	$124	$178
Abandoned leases, leasehold improvements and facilities	3,496	665	(1,906)	6	2,261
CEO severance, excluding stock-based compensation	—	2,235	(2,235)	—	—
	$5,274	$5,519	$(8,484)	$130	$2,439

Year Ended December 31, 2005	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$150	$4,606	$(2,958)	$(20)	$1,778
Abandoned leases, leasehold improvements and facilities	870	3,938	(1,254)	(58)	3,496
	$1,020	$8,544	$(4,212)	$(78)	$5,274

Year Ended December 31, 2004	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	$—	$(314)	$(106)	$150
Abandoned leases, leasehold improvements and facilities	1,534	458	(989)	(133)	870
	$2,104	$458	$(1,303)	$(239)	$1,020

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

In 2006, the $7.1 million non-cash charge for stock-based compensation was recorded as a component of restructuring, reorganization, relocation and severance. In 2004, the $0.2 million for relocation costs was recorded as a component of restructuring, reorganization, relocation and severance.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and, in 2004, a shareholder note receivable. Interest income was $13.2 million in 2006, $7.8 million in 2005 and $5.2 million in 2004.

The increase in 2006 compared to 2005 was the result of an increase in our invested balances, primarily due to cash generated by operations in 2006, as well as net proceeds from our sale of $115.0 million principal amount of 2.875% convertible debt in May 2006.

The increase in 2005 compared to 2004 was the result of higher interest rates on investments and a higher percent of investments to cash in 2005 compared to 2004. Our repurchase of $70.0 million of our 5.5% convertible subordinated notes during the second quarter of 2005 decreased interest income in the second half of 2005 compared to what it would have been without the repurchase.

Interest expense for 2006, 2005 and 2004 includes interest related to our 5.5% convertible debt issued in August 2001. Interest expense in 2006 also includes interest related to our $115.0 million principal amount of 2.875% convertible debt, which was issued in May 2006. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense in all periods.

Interest expense in 2006 and 2005 included premiums and commissions paid on the repurchase of a portion of our 5.5% convertible subordinated notes as well as the write-off of deferred note issuance costs totaling $0.5 million and $1.8 million, respectively.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs, including those related to our 2.875% convertible notes, will total approximately $0.4 million per quarter through 2008 and $0.1 million per quarter thereafter through the second quarter of 2013.

Other, net included charge of $3.9 million and $6.4 million in 2006 and 2005, respectively, related to impairment charges and realized losses of certain of our cost-method investments. Our cost-method investments are minority-interest holdings in small, privately-held entities where it is not practical to estimate fair values. We evaluate our cost-method investments for impairment whenever events indicate that the carrying amount of the investment may not be recoverable within a reasonable period of time. This evaluation is based on review of interim financial statements and informal discussions with the senior management of the investee entities. Given the nature of these holdings and the environment in which they operate, we may identify additional “other-than-temporary” impairments in subsequent periods, which would require us to write one or more investments down to fair market value. Additionally, in 2006, we recorded a $5.2 million gain related to the sale of one of our cost-method investments. At December 31, 2006, we did not have any cost-method investments on our balance sheet.

The $3.1 million loss in 2004 primarily relates to a loss on our forward extra contracts in the first quarter of 2004, which was prior to our achieving hedge treatment of such contracts.  Currency related losses totaled $1.9 million in 2006, $1.5 million in 2005 and $3.1 million in 2004.

Income Tax Expense

We recorded tax expense of $10.5 million, $22.1 million and $7.2 million, respectively, in 2006, 2005 and 2004.

Our 2006 tax provision consisted primarily of taxes accrued in foreign jurisdictions and reflects a benefit of $1.5 million related to the release of valuation allowances against a portion of United States deferred tax assets utilized during the period. We continue to record a valuation allowance against the remaining United States deferred tax assets as we do not believe it is more likely than not that the benefit of the deferred tax assets will be realized in future periods.

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

Valuation allowances on deferred tax assets totaled $33.5 million and $35.0 million as of December 31, 2006 and 2005, respectively.

For 2005, we experienced an abnormally high effective tax rate as we had profits and related tax expense from our international operations, but losses in the United States for which we did not record a tax benefit.

Discontinued Operations

In the fourth quarter of 2006, we sold the assets and operations related to Knights Technology. We recognized a gain on the disposal of the discontinued operations of $3.3 million and received cash proceeds of $7.8 million. An additional $0.2 million has been held in escrow and will be released when all contingencies surrounding the transaction are resolved. All historical balance sheet and statement of operations data has been restated to reflect the discontinued operations.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Revenue	$5,245	$7,132	$8,180
Pre-tax (loss) income	(905)	606	1,450
Income tax expense	42	304	593
Gain (loss) on disposal of discontinued operations, net of tax	3,335	—	—
Amount of goodwill and other intangible assets disposed of	3,133	—	—

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded the related assets and liabilities as current assets and liabilities on our balance sheet at the lower of their carrying amount or fair value, less cost to sell as of December 31, 2005. No impairment charge was recorded related to the assets of the discontinued operations.

Assets of discontinued operations included the following (in thousands):

December 31,	2006	2005
Cash and cash equivalents	$—	$410
Accounts receivable	—	2,100
Other current assets	—	44
Property, plant and equipment	—	205
Purchased technology	—	1,800
Goodwill	—	500
Other	—	1,283
	$—	$6,342

Liabilities of discontinued operations included the following (in thousands):

December 31,	2006	2005
Accrued payroll and related liabilities	$—	$28
Accrued agent commission	—	98
Deferred revenue	—	1,205
Other current liabilities	—	102
Other liabilities	—	496
	$—	$1,929

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of December 31, 2006 consisted of $365.0 million of cash, cash equivalents, short-term restricted cash and short-term investments, $34.9 million in non-current investments, $6.1 million of long-term restricted cash, $30.0 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2013. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for at least the next twelve-months.

In 2006, cash and cash equivalents and short-term restricted cash increased $51.9 million to $130.8 million as of December 31, 2006 from $78.9 million as of December 31, 2005 primarily as a result of $23.3 million provided by operations, net proceeds of $111.9 million from the issuance of $115.0 million principal amount of 2.875% convertible subordinated notes, $13.1 million of proceeds from the exercise of employee stock options and employee stock purchases, $7.8 million from the disposal of discontinued operations, $4.8 million from the disposal of investments in unconsolidated affiliates and a $8.9 million favorable effect of exchange rate changes. These increases were partially offset by the use of $29.1 million for the repurchase of a portion of our 5.5% subordinated notes, $11.1 million used for the repurchase of 500,000 shares of our common stock, $6.5 million used for the purchase of property, plant and equipment and the net purchase of $67.5 million of marketable securities.

Accounts receivable increased $48.8 million to $145.0 million as of December 31, 2006 from $96.2 million as of December 31, 2005, primarily due to increased sales in the fourth quarter of 2006 compared with the fourth quarter of 2005. This balance was also affected by a $5.8 million decrease related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 94 days at December 31, 2006 compared to 88 days at December 31, 2005.

Inventories increased $12.6 million to $97.5 million as of December 31, 2006 compared to $84.9 million as of December 31, 2005. The increase primarily was due to increases in finished goods and increases in our current service inventory requirements, partially offset by a decrease related to currency movements of approximately $8.3 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 3.5 times for the quarter ended December 31, 2006 and 3.1 times for the quarter ended December 31, 2005.

Assets and liabilities of discontinued operations at December 31, 2005 reflect the assets and liabilities of Knights Technology, which was sold in the fourth quarter of 2006 as discussed above.

Expenditures for property, plant and equipment of $6.5 million in 2006 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, customer evaluation systems and research and development equipment for applications development. We estimate our total capital expenditures in 2007 to be approximately $25.0 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our ERP system.

Accounts payable increased $18.9 million to $45.1 million as of December 31, 2006 compared to $26.2 million as of December 31, 2005. The increase resulted primarily from increased inventory purchases to support sales levels and the timing of various other payments.

Accrued payroll liabilities increased $11.5 million to $20.7 million as of December 31, 2006 compared to $9.2 million as of December 31, 2005. The increase resulted primarily from 2006 bonus accruals compared to no accruals at December 31, 2005.

Other current liabilities increased $6.8 million to $29.3 million as of December 31, 2006 compared to $22.5 million as of December 31, 2005. The increase resulted primarily from accruals for value added taxes, withholding taxes and other miscellaneous liabilities.

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

We maintain a $30.0 million uncommitted bank borrowing facility in the United States (and outside the United States for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At December 31, 2006, a total of $30.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2006, we had $33.0 million of these guarantees and letters of credit outstanding, of which approximately $26.3 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2006 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
Convertible Debt	$310,882	$—	$195,882	$—	$115,000
Convertible Debt Interest	27,843	5,831	10,715	6,613	4,684
Letters of Credit and Bank Guarantees	32,952	27,087	5,805	—	60
Purchase Order Commitments	67,541	67,541	—	—	—
Pension Related Obligations	2,253	100	114	168	1,871
Deferred Compensation Liability	1,948	—	—	—	1,948
Capital Leases	2,809	1,473	1,284	52	—
Operating Leases	61,292	7,104	12,803	11,405	29,980
Total	$507,520	$109,136	$226,603	$18,238	$153,543

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

•                  the lives and recoverability of equipment and other long-lived assets such as goodwill and existing technology intangibles;

•                  restructuring, reorganization, relocation and severance costs;

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

Our billing terms on TEM, SEM, FIB and DualBeam systems generally include a holdback of 10% to 20% of the total purchase price subject to completion of installation and final acceptance at the customer site. The portion of revenue related to installation and final acceptance, which is generally 4%, is deferred until such installation and final acceptance are completed.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on collection experience and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in credit quality. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our bad debt expense totaled $0.7 million, $1.7 million and $22,000, respectively, in 2006, 2005 and 2004. Our allowance for doubtful accounts totaled $4.2 million and $3.3 million, respectively, at December 31, 2006 and 2005.

Valuation of Excess and Obsolete Inventory

Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence. Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service. As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used. Provision for inventory valuation adjustments were immaterial in 2006 and totaled $10.1 million and $1.7 million, respectively, during 2005 and 2004. Provision for service inventory valuation adjustments totaled $4.2 million, $2.9 million and $2.6 million, respectively, in 2006, 2005 and 2004.

Valuation of Investments in Privately-Held Companies

We made investments in several small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case, we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an “other-than-temporary” decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. During 2005, we recorded impairments and losses on liquidation related to these investments totaling $6.4 million. During 2006, we wrote off certain of our investments, incurring a charge of $3.9 million, and sold our remaining investments, resulting in a gain of $5.2 million, and, accordingly, as of December 31, 2006, we did not have any investments in privately-held companies recorded on our balance sheet. See also Note 3 of Notes to Consolidated Financial Statements.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value.

For information on impairments recognized in 2006 and 2005, see Note 5 of Notes to Consolidated Financial Statements.  No such adjustments were made in 2004.

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, a two-step impairment test is performed at least annually, in accordance with the provisions of SFAS No. 142. We test goodwill for impairment annually in the fourth quarter. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments as disclosed under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in the first step of our goodwill impairment analyses performed during 2006, 2005 or 2004.

Existing Technology Intangible Assets

Existing technology intangible assets purchased in business combinations, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology. We currently are using amortization periods ranging from 5 to 12 years for these assets. Changes in technology could affect our estimates of the useful lives of such assets. We test our technology intangible assets for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability by comparing the carrying amount to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate. We review the estimated useful lives of the assets on an annual basis. During 2005, we recorded impairment charges related to these assets totaling $9.3 million, which were included as a component of asset impairment on our consolidated statement of operations. For additional information on these impairments, see Note 5 of Notes to Consolidated Financial Statements. We did not change estimated useful lives or recognize impairment charges related to our technology intangible assets during 2006 or 2004.

Restructuring, Reorganization, Relocation and Severance Costs

Restructuring, reorganization, relocation and severance costs are recognized and recorded at fair value as incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Such costs include severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites. Changes in our estimates could occur, and have occurred, due to fluctuations in exchange rates, the sublease of unused space, unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns.  During 2006, we released approximately $1.5 million in valuation allowance relating to United States deferred tax assets utilized during the year to offset United States taxable income generated in 2006. During 2005, we recorded valuation allowances against deferred tax assets that existed prior to January 1, 2005 and United States deferred tax assets originated in 2005. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, additional increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $0.5 million and $3.9 million, respectively, at December 31, 2006 and 2005 and our valuation allowance totaled $33.5 million and $35.0 million, respectively.

We maintain reserves for estimated tax exposures in jurisdictions of operation, including potential interest and penalties on such exposures. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of net operating loss carry-back claims, permanent establishment, capitalization of certain costs and intercompany pricing. Exposures are settled primarily through resolution of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

Warranty Liabilities

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and warranty costs fluctuate. Our warranty reserve totaled $5.7 million and $5.2 million, respectively, at December 31, 2006 and 2005. Warranty expense totaled $11.7 million, $9.3 million and $11.7 million, respectively, during 2006, 2005 and 2004. The 2005 expense is net of a $1.0 million positive adjustment to warranty expense based on an analysis of our actual warranty costs incurred compared to our reserve estimate. No such adjustments were recorded in 2006 or 2004.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, non-vested stock and stock purchases related to our employee share purchase plan based on the estimated fair value of the award on the grant date. Upon the adoption of SFAS No. 123(R), we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates at the time they are made, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We update our forfeiture estimates quarterly and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

Compensation expense, net of tax, calculated pursuant to SFAS No. 123 totaled $34.4 million and $12.4 million, respectively, in 2005 and 2004.

Accounting for Derivatives

We use foreign forward extra contracts (a combination of forward exchange and option contracts) to hedge certain anticipated foreign currency exchange transactions. When specific criteria required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income (expense) during the quarter in which such changes occur.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A large portion of our business is conducted outside of the United States through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local-currency-denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated results of operations and financial position. The major foreign currencies in which we experience periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling. Although for each of the last three years more than 62% of our sales occurred outside of the United States, a large portion of these foreign sales were denominated in United States dollars and euros.

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

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. The resulting translation adjustments increased shareholders’ equity and comprehensive income in 2006 by $18.3 million. Holding other variables constant, if the United States dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $20.0 million as of December 31, 2006. Holding other variables constant, if the United States dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $16.4 million as of December 31, 2006.

Risk Mitigation

We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific accounting criteria have been met, changes in fair values of derivative contracts relating to anticipated transactions are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2006, the aggregate notional amount of our outstanding derivative contracts was $56 million, which contracts have varying maturities through September 28, 2007. We do not enter into derivative financial instruments for speculative purposes.

Holding other variables constant, if the United States dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2006 would increase by approximately $3.6 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the United States dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

Balance Sheet Related

We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts to reduce the risk that our future cash flows will be adversely affected by changes in exchange rates. We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions denominated in foreign currencies. Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) currently together with the transaction gain or loss from the hedged balance sheet position.

The hedging transactions we undertake limit our exposure to changes in the dollar/euro exchange rate. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $1.9 million, $1.5 million and $3.1 million, respectively, in 2006, 2005 and 2004.

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

These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $2.0 million in 2006 in cost of sales related to hedge results, compared to realized losses of $2.2 million in 2005. As of December 31, 2006, $1.7 million of deferred unrealized net gains on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next twelve months as a result of the underlying hedged transactions also being recorded in net income. We did not record any charges related to hedge dedesignations or ineffectiveness in 2006. In 2005, we recorded charges totaling $0.5 million in other income (expense) related to hedge dedesignations and ineffectiveness. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future.

Prior to the second quarter of 2004, we did not meet the criteria to treat these derivatives as hedges and, accordingly, the changes in fair value were recorded in net income. We recorded unrealized losses of $2.7 million and realized gains of $1.4 million related to these contracts in 2004 as a component of other income.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2006, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2006, we held cash and cash equivalents of $110.7 million and short-term restricted cash of $20.2 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $1.3 million assuming our cash and cash equivalent balances at December 31, 2006 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Fixed Rate Debt Securities

As of December 31, 2006, we held short- and long-term fixed rate investments of $133.8 million that consisted of corporate notes and bonds and government-backed securities. These investments are recorded on our balance sheet at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $1.3 million assuming our investment balances at December 31, 2006 remained constant.

Variable Rate-Notes

As of December 31, 2006, we held variable-rate notes of $133.4 million. Given the highly liquid nature of variable-rate notes, cost is considered to approximate fair value for these securities and their fair value is not significantly impacted by interest rate fluctuations. Declines in interest rates over time would reduce our interest income from our investments in variable-rate notes, as interest rates are reset periodically to current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $1.3 million assuming our investment balances at December 31, 2006 remained constant.

Fair Value of Convertible Debt

The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At December 31, 2006, we had $310.9 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $341.1 million at December 31, 2006.

Item 8.      Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2006 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Net sales	$112,266	$111,339	$115,602	$140,284
Cost of sales	66,516	66,483	68,667	81,379
Gross profit	45,750	44,856	46,935	58,905
Total operating expenses(1)	49,732	39,536	39,100	45,031
Operating (loss) income	(3,982)	5,320	7,835	13,874
Other income (expense), net(2)	203	994	2,369	1,506
(Loss) income from continuing operations before income taxes	(3,779)	6,314	10,204	15,380
Income tax expense (benefit)(6)	1,397	2,305	3,284	3,481
(Loss) income from continuing operations	(5,176)	4,009	6,920	11,899
(Loss) income from discontinued operations, net of tax(7)	(45)	90	(412)	(580)
Gain on disposal of discontinued operations, net of tax(7)	—	—	—	3,335
Net (loss) income	$(5,221)	$4,099	$6,508	$14,654

Basic (loss) income per share from continuing operations	$(0.15)	$0.12	$0.20	$0.35
Basic (loss) income per share from discontinued operations	—	—	(0.01)	0.08
Basic net (loss) income per share	$(0.15)	$0.12	$0.19	$0.43

Diluted (loss) income per share from continuing operations	$(0.15)	$0.11	$0.18	$0.30
Diluted (loss) income per share from discontinued operations	—	—	(0.01)	0.06
Diluted net (loss) income per share	$(0.15)	$0.11	$0.17	$0.36

Shares used in basic per share calculations	33,867	33,770	33,752	33,886
Shares used in diluted per share calculations	33,867	39,691	39,572	44,079

2005
Net sales	$119,315	$105,645	$95,369	$99,768
Cost of sales(3)	71,973	70,790	60,658	71,482
Gross profit	47,342	34,855	34,711	28,286
Total operating expenses(4)	41,242	57,999	41,408	51,103
Operating income (loss)	6,100	(23,144)	(6,697)	(22,817)
Other (expense) income, net(5)	(908)	(3,070)	75	(5,928)
Income (loss) from continuing operations before income taxes	5,192	(26,214)	(6,622)	(28,745)
Income tax expense (benefit)(6)	1,730	19,682	(1,450)	2,109
Income (loss) from continuing operations	3,462	(45,896)	(5,172)	(30,854)
(Loss) income from discontinued operations, net of tax(7)	(39)	111	69	161
Net income (loss)	$3,423	$(45,785)	$(5,103)	$(30,693)

Basic income (loss) per share from continuing operations	$0.10	$(1.37)	$(0.16)	$(0.92)
Basic income per share from discontinued operations	—	0.01	0.01	0.01
Basic net income (loss) per share	$0.10	$(1.36)	$(0.15)	$(0.91)

Diluted income (loss) per share from continuing operations	$0.09	$(1.37)	$(0.16)	$(0.92)
Diluted income per share from discontinued operations	—	0.01	0.01	0.01
Diluted net income (loss) per share	$0.09	$(1.36)	$(0.15)	$(0.91)

Shares used in basic per share calculations	33,456	33,544	33,644	33,718
Shares used in diluted per share calculations	39,878	33,544	33,644	33,718

(1)          Included in quarterly operating expenses were the following that affect comparability:

•                  restructuring, reorganization, relocation and severance charges of $11.6 million, $0.8 million, $0.2 million, respectively, in the first, second and third quarters of 2006;

•                  merger costs of $0.5 million in the first quarter of 2006;

•                  asset impairment charges of $0.5 million in the first quarter of 2006; and

•                  a $1.5 million gain related to the  sale of certain intellectual property rights to a privately-held company in the third quarter of 2006.

(2)          Included in other (expense) income were the following that affect comparability:

•                  interest expense of $0.4 million and $0.1 million, respectively, in the first and second quarters of 2006 related to the repurchase of $29.0 million face value of our 5.5% convertible notes;

•                  a $5.2 million gain related to the sale of our entire ownership interest in a privately-held company in the third quarter of 2006; and

•                  a $3.9 million charge related to the write-off of our equity and debt investment in a privately-held company in the third quarter of 2006.

(3)          Included in quarterly cost of sales were the following that affect comparability:

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

(4)          Included in quarterly total operating expenses were the following that affect comparability:

•                  charges for restructuring, reorganization and relocation expenses totaling $1.1 million, $2.8 million and $4.6 million, respectively, in the second, third and fourth quarters of 2005;

•                  asset impairment charges totaling $15.9 million, $0.8 million and $8.7 million, respectively, in the second, third and fourth quarters of 2005; and

•                  a gain of $0.8 million related to the sale the net assets of our secondary ion mass spectrometer (“SIMS”) product line in the second quarter of 2005.

(5)          Included in other expense (income), net were the following charges that affect comparability:

•                  a charge of $1.8 million related to the repurchase and retirement of $70 million face value of our 5.5% convertible notes, included as a component of interest expense in the second quarter of 2005; and

•                  charges of $0.8 million and $5.6 million, respectively, for “other-than-temporary” impairments in the carrying value of investments in non-public companies in the second and fourth quarters of 2005.

(6)          Income tax expense (benefit) includes charges for valuation allowances placed on our deferred tax assets, offsetting benefits related to our United States losses in each quarter of 2006 and 2005.

(7)          Represents the results of Knights Technology, which was classified as a discontinued operation in 2006 and sold in the fourth quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
FEI Company
Hillsboro, Oregon

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2007 expressed unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Portland, Oregon
March 1, 2007

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$110,656	$58,766
Short-term investments in marketable securities	234,202	156,049
Short-term restricted cash	20,172	20,140
Receivables, net of allowances for doubtful accounts of $4,181 and $3,305	144,955	96,230
Inventories	97,470	84,879
Deferred tax assets	4,386	5,157
Other current assets	33,474	32,284
Assets of discontinued operations	—	6,342
Total Current Assets	645,315	459,847

Non-current investments in marketable securities	34,900	44,602
Long-term restricted cash	6,131	519
Property, plant and equipment, net of accumulated depreciation of $68,420 and $65,783	60,394	58,807
Purchased technology, net of accumulated amortization of $41,568 and $39,433	4,494	6,354
Goodwill	40,900	40,902
Deferred tax assets	542	1,095
Non-current service inventories	37,920	33,869
Other assets, net	7,483	10,036
Total Assets	$838,079	$656,031

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$45,118	$26,186
Current account with Philips	—	1,964
Accrued payroll liabilities	20,736	9,177
Accrued warranty reserves	5,716	5,193
Accrued agent commissions	6,175	8,387
Deferred revenue	48,992	42,442
Income taxes payable	9,203	9,021
Accrued restructuring, reorganization, relocation and severance	2,439	5,274
Other current liabilities	29,276	22,485
Liabilities of discontinued operations	—	1,929
Total Current Liabilities	167,655	132,058

Convertible debt	310,882	225,000
Deferred tax liabilities	4,062	1,947
Other liabilities	5,572	4,583

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 34,052 and 33,800 shares issued and outstanding, no par value	348,479	332,125
Accumulated deficit	(36,041)	(56,081)
Accumulated other comprehensive income	37,470	16,399
Total Shareholders’ Equity	349,908	292,443
Total Liabilities and Shareholders’ Equity	$838,079	$656,031

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
Net Sales:
Products	$358,137	$308,521	$353,040
Products - related party	2,506	2,830	4,002
Service and components	116,702	107,708	99,271
Service and components - related party	2,146	1,038	1,212
Total net sales	479,491	420,097	457,525

Cost of Sales:
Products	197,742	195,834	208,132
Service and components	85,303	79,069	67,999
Total cost of sales	283,045	274,903	276,131

Gross Profit	196,446	145,194	181,394

Operating Expenses:
Research and development	57,528	56,577	51,737
Selling, general and administrative	100,279	97,460	92,497
Merger costs	484	—	—
Amortization of purchased technology	2,034	3,819	5,368
Asset impairment	465	25,352	—
Restructuring, reorganization, relocation and severance	12,609	8,544	607
Total operating expenses	173,399	191,752	150,209

Operating Income (Loss)	23,047	(46,558)	31,185

Other Income (Expense):
Interest income	13,150	7,819	5,212
Interest expense	(7,355)	(9,342)	(10,332)
Other, net	(723)	(8,308)	(3,144)
Total other expense, net	5,072	(9,831)	(8,264)

Income (loss) from continuing operations before income taxes	28,119	(56,389)	22,921
Income tax expense	10,467	22,071	7,205
Income (loss) from continuing operations	17,652	(78,460)	15,716
(Loss) income from discontinued operations, net of income tax	(947)	302	857
Gain on disposal of discontinued operations, net of tax	3,335	—	—
Net income (loss)	$20,040	$(78,158)	$16,573

Basic income (loss) per share from continuing operations	$0.52	$(2.34)	$0.47
Basic income per share from discontinued operations	0.07	0.01	0.03
Basic net income (loss) per share	$0.59	$(2.33)	$0.50

Diluted income (loss) per share from continuing operations	$0.47	$(2.34)	$0.41
Diluted income per share from discontinued operations	0.06	0.01	0.02
Diluted net income (loss) per share	$0.53	$(2.33)	$0.43

Shares used in per share calculations:
Basic	33,818	33,595	33,253
Diluted	39,752	33,595	39,668

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
Net income (loss)	$20,040	$(78,158)	$16,573
Other comprehensive income (loss):
Change in cumulative translation adjustment, zero taxes provided	18,313	(22,194)	16,895
Change in unrealized loss on available-for-sale securities	793	(928)	(276)
Change in minimum pension liability, net of taxes	(603)	—	—
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	4,542	(5,219)	2,541
Reclassification to net income (loss) of previously deferred gains (losses) related to hedge derivatives instruments	(1,974)	2,879	(1,085)
Comprehensive income (loss)	$41,111	$(103,620)	$34,648

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2006, 2005 and 2004

(In thousands)

					Accumulated
			Note		Other
			Receivable	Retained	Comprehensive	Total
	Common Stock		From	Earnings	Income	Shareholders’
	Shares	Amount	Shareholder	(Deficit)	(Loss)	Equity

Balance at December 31, 2003	33,153	$308,509	$(1,506)	$5,504	$23,786	$336,293

Net income	—	—	—	16,573	—	16,573
Accrual of interest on shareholder note receivable	—	—	(87)	—	—	(87)
Repayment of shareholder note	—	—	1,593	—	—	1,593
Employee purchases of common stock through employee share purchase plan	143	2,421	—	—	—	2,421
Stock options exercised	104	1,055	—	—	—	1,055
Shares issued to Philips for pre-merger options exercised	14	—	—	—	—	—
Shares returned from escrow	(1)	(47)	—	—	—	(47)
Tax benefit of non-qualified stock options exercised	—	415	—	—	—	415
Tax benefit of convertible hedge	—	3,279	—	—	—	3,279
Translation adjustment					16,895	16,895
Unrealized loss on available for sale securities	—	—	—	—	(276)	(276)
Adjustment for fair value of hedge derivatives	—	—	—	—	1,456	1,456
Balance at December 31, 2004	33,413	315,632	—	22,077	41,861	379,570

Net loss	—	—	—	(78,158)	—	(78,158)
Employee purchases of common stock through employee share purchase plan	207	3,591	—	—	—	3,591
Stock options exercised	180	2,287	—	—	—	2,287
Stock-based compensation expense	—	58	—	—	—	58
Reversal of tax benefit of non-qualified stock options exercised	—	(400)	—	—	—	(400)
Termination of convertible note hedge	—	10,957	—	—	—	10,957
Translation adjustment	—	—	—	—	(22,194)	(22,194)
Unrealized loss on available for sale securities	—	—	—	—	(928)	(928)
Net adjustment for fair value of hedge derivatives	—	—	—	—	(2,340)	(2,340)
Balance at December 31, 2005	33,800	332,125	—	(56,081)	16,399	292,443

Net income	—	—	—	20,040	—	20,040
Employee purchases of common stock through employee share purchase plan	187	3,516	—	—	—	3,516
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	565	9,631	—	—	—	9,631
Shares repurchased	(500)	(11,075)	—	—	—	(11,075)
Stock-based compensation expense	—	12,860	—	—	—	12,860
Tax benefit of non-qualified stock options exercised	—	1,422	—	—	—	1,422
Translation adjustment	—	—	—	—	18,313	18,313
Unrealized gain on available for sale securities	—	—	—	—	793	793
Minimum pension liability, net of taxes	—	—	—	—	(603)	(603)
Net adjustment for fair value of hedge derivatives	—	—	—	—	2,568	2,568
Balance at December 31, 2006	34,052	$348,479	$—	$(36,041)	$37,470	$349,908

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$20,040	$(78,158)	$16,573
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,356	15,023	15,272
Amortization	4,436	9,253	12,654
Stock-based compensation	12,820	58	—
Asset impairments and write-offs of property, plant and equipment and other assets	4,311	25,352	—
(Gain) loss on disposal of investments, property, plant and equipment and intangible assets	(6,726)	22	125
Gain on disposal of discontinued operations	(3,335)	—	—
Write-off of deferred bond offering costs	404	—	—
Premium on bond redemption	—	1,108	—
Write-off of capitalized software	—	3,223	—
Write-down of cost method investments	—	6,408	—
Gain on sale of SIMS product line	—	(797)	—
Gain on non-monetary transaction	—	—	(636)
Deferred income taxes	1,704	15,810	(7,952)
Tax benefit of convertible hedge	—	—	3,279
Tax (reversal) benefit for non-qualified stock options exercised	1,422	(400)	415
(Increase) decrease in:
Receivables	(41,833)	53,872	(52,510)
Current account with Accurel	—	515	17
Inventories	(9,831)	(16,906)	21,395
Income taxes receivable	2,012	(9,033)	—
Other assets	(1,476)	11,961	(19,422)
Increase (decrease) in:
Accounts payable	15,915	(7,511)	(2,046)
Current account with Philips	(2,598)	(1,363)	(1,612)
Accrued payroll liabilities	10,466	(4,620)	5,957
Accrued warranty reserves	313	(1,697)	(942)
Deferred revenue	2,919	3,953	12,695
Income taxes payable	(112)	(4,734)	4,063
Accrued restructuring, reorganization, relocation and severance costs	(2,369)	4,259	(1,096)
Other liabilities	1,453	(5,183)	17,100
Net cash provided by operating activities	23,291	20,415	23,329

Cash flows from investing activities:
Increase in restricted cash	(4,965)	(2,160)	(7,088)
Acquisition of property, plant and equipment	(6,514)	(14,983)	(14,813)
Proceeds from disposal of property, plant and equipment and intangible assets	1,532	3,023	—
Proceeds from disposal of discontinued operations	7,750	—	—
Investment in software development	—	—	(659)
Purchase of investments in marketable securities	(298,216)	(172,623)	(70,386)
Redemption of investments in marketable securities	230,707	177,796	74,141
Proceeds from disposal of (investment in) unconsolidated affiliate	4,829	(2,408)	(2,256)
Other	(259)	(109)	(414)
Net cash used in investing activities	(65,136)	(11,464)	(21,475)

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(29,118)	(70,000)	—
Issuance of 2.875% convertible notes, net of offering costs	111,868	—	—
Termination of convertible note hedge	—	10,957	—
Repurchase of common stock	(11,075)	—	—
Proceeds from exercise of stock options and employee stock purchases	13,147	5,878	3,476
Repayment of shareholder note receivable	—	—	1,593
Net cash provided by (used in) financing activities	84,822	(53,165)	5,069

Effect of exchange rate changes	8,913	(9,182)	8,131
Increase (decrease) in cash and cash equivalents	51,890	(53,396)	15,054

Cash and cash equivalents:
Beginning of year	58,766	112,162	97,108
End of year	$110,656	$58,766	$112,162

Supplemental Cash Flow Information:
Cash paid for income taxes	$5,387	$16,482	$13,244
Cash paid for interest	5,783	8,765	7,975

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We are a leading supplier of products that enable the research, development and manufacturing of nanoscale features by helping our customers understand their three-dimensional (“3D”) structures. Beginning in 2006, we are reporting our revenue based on a market-focused organization. Our semiconductor and data storage markets are being reported together as the NanoElectronics market and our Industry and Institute market is being broken down into the NanoResearch and Industry market and the NanoBiology market. See additional disclosure in Note 21, “Segment and Geographic Information.”

Our products and systems include hardware and software for focused ion beam systems, or FIBs, scanning electron microscopes, or SEMs, transmission electron microscopes, or TEMs, and DualBeam systems, which combine a FIB and SEM on a single platform.

Our DualBeam systems include models that have wafer handling capability that are purchased by semiconductor and data storage manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).

We have research, development and manufacturing operations in Hillsboro, Oregon; Eindhoven, the Netherlands; and Brno, Czech Republic.

Sales and service operations are conducted in the United States and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.

Basis of Presentation

The consolidated financial statements include the accounts of FEI Company and our majority-controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

•                  the lives and recoverability of equipment and other long-lived assets such as goodwill, existing technology intangibles;

•                  restructuring, reorganization, relocation and severance costs;

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

Dependence on Key Suppliers

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on VDL Enabling Technologies Group, B.V., or ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. and Benchmark Electronics for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to the mechanical parts and subassemblies produced by ETG. If ETG is not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations.

In addition, we rely on a limited number of equipment manufacturers to develop and supply the equipment we use to manufacture our products. The failure of these manufacturers to develop or deliver quality equipment on a timely basis could have a material adverse effect on our business and results of operations. In addition, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in banks, money market funds and other highly liquid marketable securities with maturities of three months or less at the date of acquisition.

Restricted Cash

Our restricted cash balances are held in deposit accounts with banks that have issued guarantees and letters of credit to our customers for system sales transactions and customer advance deposits relating to prepayments for service contracts, mainly in Europe and Asia. This restricted cash can be drawn on by the bank if goods are not delivered or services are not properly performed. In addition, while the restricted cash is held in the bank it is earning interest. Given these deposit accounts require satisfaction of conditions other than a withdrawal demand for us to receive a return of principal, are interest bearing and are held for extended periods of time, we have concluded these balances are similar in nature to our other investments and that inclusion in investing activities on our statement of cash flows is appropriate and consistent with our treatment of other investments.

Accounts Receivable

The roll-forward of our accounts receivable allowance was as follows (in thousands):

Balance, December 31, 2003	$4,985
Expense	22
Write-offs	(1,962)
Translation adjustments	177
Balance, December 31, 2004	3,222
Expense	1,654
Write-offs	(1,237)
Translation adjustments	(334)
Balance, December 31, 2005	3,305
Expense	729
Write-offs	(110)
Translation adjustments	257
Balance, December 31, 2006	$4,181

Write-offs include amounts written off for specifically identified bad debts.

Marketable Securities

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our investments include marketable debt securities, corporate notes and bonds and government-backed securities with maturities greater than 90 days at the time of purchase. Our fixed maturity securities are classified as available-for-sale securities and, accordingly, are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in shareholders’ equity as component of accumulated other comprehensive income (loss). Given the highly liquid nature of variable-rate notes, cost is considered to approximate fair value for these securities.

Certain equity securities held in short-term and long-term investments related to the executive deferred compensation plan are classified as trading securities. Investments designated as trading securities are carried at fair value on the balance sheet, based on quoted market prices, with the unrealized gains or losses recorded in interest and other income in the period incurred.

Realized gains and losses on all investments are recorded on the specific identification method and are included in interest and other income. Investments with maturities greater than twelve months from the balance sheet date are classified as non -current investments, unless they are expected to be liquidated within the next twelve months; in which case, the investment is classified as current.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns.  During 2006, we released a portion of the valuation allowance recorded against United States deferred tax assets which were utilized during the period to offset 2006 United States taxable income. During 2005, we recorded valuation allowances against United States deferred tax assets which originated during 2005 and also those which existed prior to January 1, 2005.

Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, additional increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $0.5 million and $3.9 million, respectively, at December 31, 2006 and 2005 and our valuation allowance totaled $33.5 million and $35.0 million, respectively.

We maintain reserves for estimated tax exposures in jurisdictions of operation, including potential interest and penalties on such exposures. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of net operating loss carry-back claims, permanent establishment, capitalization of certain costs and intercompany pricing. Exposures are settled primarily through resolution of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

Property, Plant and Equipment

Land is stated at cost. Buildings and improvements are stated at cost and depreciated over estimated useful lives of approximately thirty-five years using the straight-line method. Machinery and equipment, including systems used in research and development activities, production and in demonstration laboratories, are stated at cost and depreciated over estimated useful lives of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred. See Note 5 “Asset Impairment Charges” for a discussion of property, plant and equipment impairment charges incurred in 2006 and 2005.

Demonstration systems consist primarily of internally manufactured products and related accessories that we use for marketing purposes in our demonstration laboratories (“NanoPorts”) or for trade shows.  These systems are not held for sale and accordingly are recorded as a component of property, plant and equipment and depreciated using the straight-line method over their expected useful lives of approximately three to seven years with the expense being reflected as a component of selling, general and administrative.

On occasion we loan systems to customers on a temporary basis while they wait for their tool to be manufactured or for evaluation. These systems are included in our finished goods inventories and the lending/evaluation periods are typically for a time period of less than one year. The sale of disposable products or services is not typically included in these arrangements.  Any expense associated with these systems is recorded as a component of cost of sales.

Purchased Technology

Purchased technology represents the estimated value of products utilizing technology existing as of the purchase date, discounted to its net present value. Purchased technology is amortized on a straight-line basis over the estimated useful life of the technology, typically five to twelve years. See Note 5 “Asset Impairment Charges” for a discussion of purchased technology impairment charges incurred in 2005.

Long-Lived Asset Impairment

We evaluate, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the remaining life and recoverability of equipment and other assets that are to be held and used, including purchased technology and other intangible assets with definite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Long-lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell. See Note 5 “Asset Impairment Charges” for a discussion of long-lived asset impairment charges incurred in 2005.

Investments in Privately-Held Companies

We made investments in several small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other-than-temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an “other-than-temporary” decline is evident. However, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. Based on these actions, in 2006 and 2005, we concluded that certain of these investments had “other-than-temporary” impairments and, accordingly, we recorded impairment charges totaling $3.9 million and $2.9 million, respectively, as a component of other income (expense). As of December 31, 2006, all cost-method investments have been written down to zero. See also Note 3 “Investments.”

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, a two-step impairment test is performed at least annually, in accordance with the provisions of SFAS No. 142. We test goodwill for impairment annually in the fourth quarter. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments as disclosed under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in step one of our annual analysis during the fourth quarter of 2006, 2005 or 2004 as a result of this test.

Additionally, in the second quarter of 2005, based on our then-current and projected operating results, we concluded that there were sufficient indicators to require us to assess whether the portion of our goodwill balance recorded within, what was then, our microelectronics reporting unit was impaired. We applied the two-step impairment test described above. In determining the fair value used in step one of the impairment analysis for the microelectronics reporting unit, we employed the market approach, consisting of the market comparable methodology. The market comparable methodology involves comparing the reporting unit to similar publicly held companies whose equity securities are actively traded on a public market. Financial multiples of the comparable public companies are computed and these multiples were then applied to the reporting unit’s operating results to estimate their fair value.  The estimated fair value of the reporting unit exceeded its carrying value and, accordingly, no further impairment analysis was required.

Segment Reporting

Based upon definitions contained within SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in four reportable operating segments: NanoElectronics, NanoResearch and Industry, NanoBiology and Service and Components. There are no differences between the accounting policies used for our business segments compared to those used on a consolidated basis.

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

Our billing terms on TEM, SEM, FIB and DualBeam systems generally include a holdback of 10% to 20% of the total purchase price subject to completion of installation and final acceptance at the customer site. The estimated fair value of revenue related to installation and final acceptance, which was approximately 4% as of December 31, 2006, is deferred until such installation and final acceptance are completed.

We recognize software license and support revenues in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” or SOP 97-2, as amended by SOP 98-9. SOP 97-2 provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair value of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. We utilize the residual method under which revenue is allocated to the undelivered element, based on vendor specific evidence of fair value, and the residual amount of revenue is allocated to the delivered element. We recognize license revenues upon delivery of the software.

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

Product Warranty Costs

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs as a component of cost of sales on our consolidated statements of operations. Our estimate of warranty cost is based on our history of warranty repairs and maintenance. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Historically, we have not made significant adjustments to our estimates; however, in the third quarter of 2005, we reduced our warranty reserve by approximately $1.0 million as a result of our continual review of the actual warranty repair and maintenance activity, which was below our initial reserve estimates. No significant adjustments have been made to our estimates in 2006.

A roll-forward of our warranty liability for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

Balance, December 31, 2003	$9,205
Reductions for warranty costs incurred	(12,729)
Warranties issued	11,683
Translation adjustments	914
Balance, December 31, 2004	9,073
Reductions for warranty costs incurred	(13,998)
Warranties issued	9,336
Translation adjustments	782
Balance, December 31, 2005	5,193
Reductions for warranty costs incurred	(11,143)
Warranties issued	11,686
Translation adjustments	(20)
Balance, December 31, 2006	$5,716

Research and Development

Research and development costs are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. These subsidies totaled $3.9 million, $4.6 million and $8.8 million in 2006, 2005 and 2004, respectively. Subsidies have decreased as the projects available for subsidies, primarily in the Netherlands and the U.S., have decreased.

Advertising

Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $2.9 million, $2.6 million and $2.9 million in 2006, 2005 and 2004, respectively.

Computation of Per Share Amounts

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$20,040	33,818	$0.59	$(78,158)	33,595	$(2.33)
Dilutive effect of zero coupon convertible subordinated notes	968	5,529	(0.06)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	142	—	—	—	—
Dilutive effect of restricted shares	—	78	—	—	—	—
Dilutive effect of shares issuable to Philips	—	185	—	—	—	—
Diluted EPS	21,008	39,752	$0.53	$(78,158)	33,595	$(2.33)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—			3,543
Convertible Debt		4,845			7,043

	Year Ended December 31, 2004
	Net Income	Shares	Per Share Amount
Basic EPS	$16,573	33,253	$0.50
Dilutive effect of zero coupon convertible subordinated notes	351	5,529	(0.06)
Dilutive effect of stock options calculated using the treasury stock method	—	690	(0.01)
Dilutive effect of shares issuable to Philips	—	196	—
Diluted EPS	$16,924	39,668	$0.43

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		2,361
Convertible Debt		2,928

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.  Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder the requisite service period. The cumulative effect of the change in accounting principle from Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to SFAS No. 123R was not material.

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

Year Ended December 31,	2005	2004
Net (loss) income, as reported	$(78,158)	$16,573
Deduct — total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(34,379)	(12,403)
Net (loss) income, pro forma	$(112,537)	$4,170
Basic net (loss) income per share:
As reported	$(2.33)	$0.50
Pro forma	$(3.35)	$0.13
Diluted net (loss) income per share:
As reported	$(2.33)	$0.43
Pro forma	$(3.35)	$0.11

We did not record any tax benefit for United States losses generated in 2005. Accordingly, the only tax benefit reflected in the pro forma stock-based employee compensation expense in 2005 was for non-United States based awards.

Certain information regarding our stock-based compensation was as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Weighted average grant-date fair value of share options granted	$6,069	$18,751	$27,845
Weighted average grant-date fair value of restricted shares and restricted stock units	7,458	432	—
Total intrinsic value of share options exercised	3,711	1,699	1,326
Fair value of restricted shares vested	57	—	—
Stock-based compensation recognized in statement of operations	12,860	58	—
Cash received from options exercised and shares purchased under all share-based arrangements	13,147	5,878	3,476
Tax benefit realized (reversed) for stock options	1,422	(400)	415

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Cost of sales	$825	$—	$—
Research and development	852	—	—
Selling, general and administrative	4,053	58	—
Restructuring, reorganization, relocation and CEO severance related	7,090	—	—
	12,820	58	—
Stock-based compensation included as a component of discontinued operations	40	—	—
	$12,860	$58	$—

Compensation expense related to restricted shares and restricted stock units is based on the fair value of the underlying shares on the date of grant as if the shares were vested. Compensation expense related to options granted pursuant to our stock incentive plans and shares purchased pursuant to our employee share purchase plan was determined based on the estimated fair values using the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2006	2005	2004
Risk-free interest rate	2.8% - 5.1%	2.8% - 4.36%	2.75% to 3.70%
Dividend yield	0.0%	0.0%	0.0%
Expected lives:
Option plans	4.8 years	5.5 years	5.5 to 5.8 years
Employee share purchase plan	6 months	6 months	6 months
Volatility	69% - 74%	71% - 74%	74% to 77%
Discount for post vesting restrictions	0.0%	0.0%	0.0%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Expected lives were estimated based on the average between the stock option awards’ vest date and their contractual life. The expected volatility is calculated based on the historical volatility of our common stock.

We amortize stock-based compensation expense related to options granted prior to the adoption of SFAS No. 123R on a ratable basis and related to options granted after the adoption of SFAS No. 123R and restricted shares and restricted stock units on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally four years. Shares to be issued upon the exercise of stock options will come from newly issued shares. The exercise price of issued options equals the grant date fair value of the underlying shares and the options generally have a legal life of seven years. Stock-based compensation costs related to inventory or fixed assets were not significant in the year ended December 31, 2006.

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

Reclassifications

The following reclassifications were made to the prior year financial statements to conform to the current year presentation:

•                  other receivables and product-related liabilities were reclassified within line items in net cash provided by operating activities;

•                  assets and liabilities of discontinued operations were reclassified out of the corresponding asset and liability classifications to reflect discontinued operations; and

•                  our results of operations were reclassified to reflect discontinued operations.

2.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of adopting SFAS No. 159.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We adopted SFAS No. 158 in the fourth quarter of 2006. The adoption of SFAS No. 158 did not have a material effect on our financial position or results of operations.

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

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB No. 108 in the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material effect on our financial position or results of operations.

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

3.                                      INVESTMENTS

Investments held at December 31, 2006 consisted of the following (in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Estimated fair value(1)	Short term investments	Long term investments
Fixed Maturities
Corporate notes and bonds	$34,578	$2	$(22)	$34,558	$34,558	$—
Government-backed securities	98,882	5	(491)	98,396	65,444	32,952
Variable-rate notes	133,400	—	—	133,400	133,400	—
Other	800	—	—	800	800	—
Fixed maturity securities	267,660	7	(513)	267,154	234,202	32,952

Equity Securities
Common stock and equivalents	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Other investments	1,857	91	—	1,948	—	1,948
Equity securities	1,857	91	—	1,948	—	1,948
	$269,517	$98	$(513)	$269,102	$234,202	$34,900

Investments held at December 31, 2005 consisted of the following (in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Estimated fair value(1)	Short term investments	Long term investments	Other assets (1)
Fixed Maturities
Corporate notes and bonds	$9,863	$—	$(118)	$9,745	$6,532	$1,987	$1,226
Government-backed securities	62,006	—	(1,252)	60,754	19,817	40,937	—
Variable-rate notes	129,700	—	—	129,700	129,700	—	—
Fixed maturity securities	201,569	—	(1,370)	200,199	156,049	42,924	1,226

Equity Securities
Common stock and equivalents	250	—	—	250	—	—	250
Preferred stock	1,810	—	—	1,810	—	—	1,810
Other investments	1,662	27	(11)	1,678	—	1,678	—
Equity securities	3,722	27	(11)	3,738	—	1,678	2,060
	$205,291	$27	$(1,381)	$203,937	$156,049	$44,602	$3,286

(1)          Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.

Realized gains and losses on sales of marketable securities were insignificant in 2006, 2005 and 2004.

We review investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is “other-than-temporary,” we consider our ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and expected future performance. As of December 31, 2006, $98.9 million of government-backed securities and $34.6 million of corporate notes and bonds had unrealized losses of $22,000 and $0.5 million, respectively. These unrealized losses are mainly due to interest rate movements, and no unrealized losses of any significance existed for a period in excess of twelve months.

For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess if impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. Based on these actions, in 2006 and 2005, we concluded that certain of these investments had “other-than-temporary” impairments and, accordingly, we recorded impairment charges totaling $3.9 million and $2.9 million, respectively, as a component of other income (expense). Additionally, we recorded a loss of $3.5 million in 2005 as a component of other income (expense) related to the liquidation of a portion of a convertible note investment.

Following the 2005 charges discussed above, at December 31, 2005, our cost-method investments in privately-held companies totaled $2.1 million and the convertible debentures we held with one of these privately-held companies totaled $1.2 million. During 2006, we sold one cost-method investment for a gain of $5.2 million and wrote off our last remaining cost-method investment, incurring a charge of $3.9 million, and, accordingly, at December 31, 2006, all cost-method investments have been written down to zero.

Contractual maturities or expected liquidation dates of long-term marketable securities at December 31, 2006 were as follows (in thousands):

	1 - 2 years	3 years	Total
Government-backed securities	$32,952	$—	$32,952
Corporate notes and bonds	—	—	—
	$32,952	$—	$32,952

4.             FACTORING OF ACCOUNTS RECEIVABLE

In 2006 and 2005, we entered into agreements under which we sold a total of $2.0 million and $3.4 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfer qualified for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial, were recorded on our statements of operations as other expense.

5.             ASSET IMPAIRMENT CHARGES

We initiated restructuring actions in the second quarter of 2005, which continued into 2006, to align our cost structure with the current prevailing market conditions, primarily in the semiconductor markets. The actions taken to date, which were necessary as a result of reduced business volumes, resulted in decreases in our global workforce and also required us to evaluate our goodwill and long-lived assets for impairment in components of our segment previously known as our microelectronics segment.

As a result of these evaluations, we recorded asset impairment charges and write-downs totaling $39.6 million in 2005 as either components of asset impairment or cost of sales on our consolidated statements of operations.  These charges are summarized as follows (in thousands):

Year Ended December 31, 2005	Asset Impairment	Cost of Sales	Total
Inventory	$—	$11,016	$11,016
Purchased technology	9,328	—	9,328
Property, plant and equipment	7,479	—	7,479
Capitalized software	—	3,223	3,223
ERP system abandonment	7,634	—	7,634
Patents and other intangibles	911	—	911
	$25,352	$14,239	$39,591

In addition, in 2006, we recorded an additional $0.5 million charge as asset impairments on our consolidated statements of operations related to the write-off of additional costs for our enterprise resource planning (“ERP”) system abandonment.

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

Goodwill

We test goodwill annually in the fourth quarter, however, in the second quarter of 2005, based on our current and projected operating results, we concluded that there were sufficient indicators to require us to assess whether a portion of our recorded goodwill balance within our microelectronics segment was impaired at this interim date. The impairment review was performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Based on these analyses, we concluded that the goodwill allocated to this segment was not impaired.

Long-Lived Assets

As a result of the initiation of our restructuring actions and due to the weakness in the semiconductor market, our projected future revenues and cash flows for certain asset groupings were revised downward in the second quarter of 2005. These factors led to indications that the carrying value of certain of our long-lived assets, including purchased intangibles recorded in various acquisitions, property, plant and equipment and patents and other intangibles, may not be recoverable and we performed impairment reviews as of July 3, 2005. The impairment reviews were performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We evaluated the recoverability of the long-lived assets and concluded that impairments existed. Accordingly, we recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted cash flows for the operating entities that had separately identifiable cash flows. In addition, in the fourth quarter of 2005, we decided to abandon our ERP system project and, accordingly, wrote off all costs related to this project. In total, impairment charges for long-lived assets were $25.4 million in 2005.

6.             INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2006	2005
Raw materials and assembled parts	$28,475	$22,295
Service inventories, estimated current requirements	15,237	12,339
Work-in-process	35,459	36,954
Finished goods	18,299	13,291
Total inventories	$97,470	$84,879

Non-current service inventories	$37,920	$33,869

Provision for inventory valuation adjustments were immaterial in 2006 and totaled $10.1 million and $1.7 million, respectively, during 2005 and 2004 (inclusive of the write-downs discussed in Note 5). Provision for service inventory valuation adjustments totaled $4.2 million, $2.9 million and $2.6 million, respectively, in 2006, 2005 and 2004.

7.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Land	$7,769	$7,769
Buildings and improvements	17,493	17,244
Leasehold improvements	5,431	5,484
Machinery and equipment	56,110	37,435
Demonstration systems	22,345	35,842
Other fixed assets	19,666	20,816
	128,814	124,590
Accumulated depreciation	(68,420)	(65,783)
Total property, plant and equipment, net	$60,394	$58,807

See also Note 5 for a discussion of long-lived asset impairments.

8.             GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The roll-forward of our goodwill was as follows (in thousands):

	Year Ended December 31,
	2006	2005
Balance, beginning of year	$40,902	$40,986
Adjustments to goodwill	(2)	(84)
Balance, end of year	$40,900	$40,902

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At December 31, 2006 and 2005, our other intangible assets included purchased technology, capitalized software and patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	December 31,
	Period	2006	2005
Purchased technology	5 to 12 years	$46,062	$45,787
Accumulated amortization		(41,568)	(39,433)
		$4,494	$6,354

Capitalized software	3 years	$9,921	$11,517
Accumulated amortization		(9,921)	(11,391)
		—	126

Patents, trademarks and other	2 to 15 years	3,118	2,919
Accumulated amortization		(2,034)	(1,628)
		1,084	1,291

Note issuance costs	5 to 7 years	13,887	10,858
Accumulated amortization		(9,175)	(7,353)
		4,712	3,505
Total intangible assets included in other long-term assets		$5,796	$4,922

See Note 5 for a discussion of impairment charges and write-offs related to purchased software, capitalized software and patents recognized during 2005.

See Note 10 for a discussion of note issuance cost write-offs totaling $0.3 million and $1.1 million, respectively, related to the convertible note redemptions in 2006 and 2005.

Amortization expense, excluding impairment charges and note issuance cost write-offs, was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Purchased technology	$2,034	$3,819	$5,368
Capitalized software	131	2,100	4,268
Patents, trademarks and other	502	519	670
Note issuance costs	1,490	1,447	1,655
	$4,157	$7,885	$11,961

Expected amortization, without consideration for foreign currency effects, is as follows (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
2007	$1,761	$475	$1,639
2008	1,761	177	1,082
2009	616	131	451
2010	356	127	451
2011	—	68	451
Thereafter	—	106	638

9.                                      CREDIT FACILITIES

We maintain a $30.0 million uncommitted bank borrowing facility in the United States (and outside the United States for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. We also have a 50.0 million Yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At December 31, 2006, a total of $30.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2006, we had $33.0 million of these guarantees and letters of credit outstanding, of which approximately $26.3 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within twelve months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond twelve months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

10.                               CONVERTIBLE NOTES

2.875% Convertible Subordinated Notes

On May 19, 2006, we issued $115.0 million aggregate principal amount of convertible subordinated notes. The interest rate on the notes is 2.875%, payable semi-annually. The notes are due on June 1, 2013, are subordinated to all previously existing and future senior indebtedness, are effectively subordinated to all indebtedness and other liabilities of our subsidiaries, and rank pari passu in right of payment with our zero coupon convertible subordinated notes and our 5.5% convertible subordinated notes. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $3.1 million and is recorded on our balance sheet in other long-term assets and is being amortized over the life of the notes. The amortization of these costs totals $0.1 million per quarter and is reflected as additional interest expense in our statements of operations. The notes are convertible into 3,918,395 shares of our common stock, at the note holder’s option, at a price of $29.35 per share.

5.5% Convertible Subordinated Notes

On August 3, 2001, we issued $175.0 million of convertible subordinated notes, due August 15, 2008, through a private placement.  The notes are currently redeemable at our option. The notes bear interest at 5.5%, payable semi-annually. The notes are convertible into shares of our common stock, at the noteholder’s option, at a price of $49.52 per share. We have made the following redemptions of these notes:

Date	Amount Redeemed	Redemption Price	Redemption Premium	Related Note Issuance Costs Written Off
June 2003	$30.0 million	102.75%	$0.8 million	$0.7 million
May 2005	$70.0 million	101.0%	$0.7 million	$1.1 million
February 2006	$24.9 million	100.375%	$0.1 million	$0.3 million
June 2006	$4.2 million	100.4% - 100.5%	$0.1 million	—

The redemption premium and write-off of related note issuance costs were included as a component of interest expense in the period of redemption.

The $45.9 million of currently outstanding notes are convertible into approximately 926,534 shares of our common stock.

Zero Coupon Convertible Subordinated Notes

On June 13, 2003, we issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes. The interest rate on the notes is zero and the notes will not accrete interest. The notes are due on June 15, 2023 and are first putable to us at the noteholder’s option (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount. The notes are also putable to us at the noteholder’s option upon a change of control at a price equal to 100% of the principal amount. We can redeem the notes (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, or thereafter at a price equal to 100% of the principal amount. The notes are subordinated to all previously existing and future senior indebtedness and are effectively subordinated to all indebtedness and other liabilities of our subsidiaries. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $4.8 million and is recorded on our balance sheet in other long-term assets and is being amortized over the life of the notes. The amortization of these costs totals $240,000 per quarter and is reflected as interest expense in our statements of operations.

The notes are convertible into shares of our common stock upon the occurrence of certain events at an initial conversion price of $27.132 per share (subject to adjustment), or approximately 5,528,527 million shares if the entire $150.0 million is converted. Upon conversion, we have the option to settle the notes in cash, shares of our common stock, or a combination of cash and shares.

11.                               CONVERTIBLE NOTE HEDGE AND WARRANT TRANSACTIONS

We used a portion of the net proceeds from the offering of our zero coupon convertible subordinated notes to enter into convertible note hedge and warrant transactions with respect to our common stock, the exposure for which was held at the time the notes were issued by Credit Suisse First Boston International, an affiliate of an initial purchaser of the notes. The net cost of the hedging transactions of $23.9 million was included as a reduction of common stock in shareholders’ equity in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

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

Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.1 million in 2006, $7.8 million in 2005 and $7.1 million in 2004.

The approximate future minimum rental payments due under these agreements as of December 31, 2006, were as follows (in thousands):

Year Ending December 31,
2007	$7,104
2008	6,621
2009	6,182
2010	6,169
2011	5,236
Thereafter	29,980
Total	$61,292

13.                               INCOME TAXES

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$(1,724)	$(4,391)	$7,733
State	211	469	1,232
Foreign	10,169	10,911	6,455
	8,656	6,989	15,420
Deferred expense (benefit)	1,811	15,082	(8,215)
Total income tax expense	$10,467	$22,071	$7,205

The effective income tax rate applied to net income (loss) varied from the United States federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Tax expense (benefit) at statutory rates	$9,841	$(19,828)	$7,937
Increase (decrease) resulting from:
State income taxes, net of federal benefit	211	469	1,232
Foreign taxes, including U.S. export benefit	1,265	3,627	1,845
Research and experimentation credit	(324)	(300)	(1,832)
Non-deductible expenses	915	260	347
Tax audit settlements	—	2,780	(1,553)
Change in valuation allowance	(1,506)	34,386	—
Other	65	677	(771)
	$10,467	$22,071	$7,205

The 2006 income tax provision on income from continuing operations consisted primarily of taxes accrued in foreign jurisdictions and reflects a benefit of $1.5 million related to the release of valuation allowance against a portion of deferred tax assets utilized during the period to offset 2006 United States taxable income. We continue to record a valuation allowance against the remaining United States deferred tax assets as we do not believe it is more likely than not that the benefit of the deferred tax assets will be realized in future periods.  The 2005 income tax expense included provisions for foreign taxable income, but did not reflect a benefit for 2005 losses in the United States as we recorded full valuation allowances against the United States deferred tax assets generated from such losses. We also recorded a charge in 2005 for valuation allowances placed on our United States deferred tax assets recorded as of December 31, 2004.

Current taxes payable were reduced for foreign tax benefits recorded to common stock related to stock option deductions of $1.4 million in 2006. No amounts were recorded in 2005 or 2004. No tax benefits were recorded in the United States related to the exercise of stock options or the convertible note hedge in 2006 or 2005 due to our current valuation allowance against net operating losses in the United States.  In 2004, we recorded tax benefits in the United States of $3.7 million to common stock associated with the exercise of employee stock options and for deductions related to our convertible note hedge. A tax benefit of $4.6 million in the United States related to the exercise of employee stock options and our convertible note hedge will be allocated to common stock should the related valuation allowance be released in future periods.

Deferred tax expense of $1.6 million, $1.1 million and $0.8 million was recorded in other comprehensive income in 2006, 2005 and 2004, respectively.

Net deferred tax assets and liabilities were included in the following consolidated balance sheet accounts:

	December 31,
	2006	2005
Deferred tax assets — current	$4,386	$5,157
Deferred tax assets — non-current	542	1,095
Other current liabilities	(351)	(371)
Deferred tax liabilities — non-current	(4,062)	(1,947)
Net deferred tax assets	$515	$3,934

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accrued liabilities	$1,823	$2,215
Warranty reserves	1,060	989
Inventory reserves	6,452	7,052
Allowance for bad debts	734	794
Revenue recognition	3,106	2,776
Loss carryforwards	13,083	13,134
R&D tax credit carryforwards	1,747	1,055
Fixed assets	2,303	4,250
Intangible assets	1,155	5,995
Unrealized investment	1,763	2,000
Stock compensation	2,512	—
Other assets	2,717	1,025
Gross deferred tax assets	38,455	41,285
Valuation allowance	(33,527)	(35,033)
Net deferred tax assets	4,928	6,252

Deferred tax liabilities:
Fixed assets	(203)	(257)
Other liabilities	(4,210)	(2,061)
Total deferred tax liabilities	(4,413)	(2,318)
Net deferred tax asset	$515	$3,934

Valuation allowances on deferred tax assets totaled $33.5 million and $35.0 million as of December 31, 2006 and 2005, respectively. In assessing the realizability of deferred tax assets, SFAS No. 109, “Accounting for Income Taxes,” establishes a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment. Our “more likely than not” assessment was principally based upon our historical losses in the United States, the impact of the restructuring activities discussed in Note 14 and our forecast of future profitability in certain tax jurisdictions, primarily the United States.

At December 31, 2006, we had approximately $32.8 million of United States net operating loss carryforwards to offset against future income for federal income tax purposes, which expire through 2026, and approximately $31.7 million for Oregon income tax purposes, which expire through 2021. Federal and state research and development tax credit carryforwards as of December 31, 2006 were $1.3 million and expire between 2008 and 2026. We also have $.8 million of alternative minimum tax carryforwards, which do not expire.

As of December 31, 2006, United States income taxes have not been provided for approximately $134.9 million of cumulative undistributed earnings of several non-United States subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the United States. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-United States subsidiaries.

At December 31, 2006 and 2005, our tax contingency reserves totaled $10.8 million and $5.5 million, respectively. We maintain reserves for estimated tax exposures in jurisdictions of operation, including potential interest and penalties on such exposures. These tax jurisdictions include federal, state and various international tax locations. Significant income tax exposures include potential challenges of net operating loss carry-back claims, permanent establishment, capitalization of certain costs and intercompany pricing. Exposures are settled primarily through resolution of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

Potential benefits related to favorable tax positions have been deferred until such positions are realized. Interest and penalties recorded as part of the 2006 and 2005 tax provision totaled $1.9 million and $3.2 million, respectively. No significant amounts were recorded in 2004.

14.                               RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

Restructuring, reorganization, relocation and severance costs are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

Restructuring, reorganization, relocation and severance in 2006 included charges of $3.3 million for facilities and severance charges related to the closure of certain of our European field offices, closure of a research and development facility in Tempe, Arizona, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses.

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

In 2005, we expensed $4.6 million in severance and relocation costs related to workforce reductions and reallocation of personnel geographically, which was included as a component of restructuring, reorganization, relocation and severance expense. We also incurred $3.9 million of restructuring expense for facility closures, largely related to the Peabody facility (inclusive of $0.2 million in reserve releases related to prior accruals for another facility lease that was terminated).

The $0.5 million restructuring charge in 2004 was to accrue for costs related to an operating lease for a building we abandoned in the second quarter of 2004.

In addition to the charges in connection with our restructuring and reorganization plans, this line item includes costs related to relocating current employees. Relocation costs totaled $0.4 million in 2006, $0.6 million in 2005 and $0.2 million in 2004.

The following tables summarize the charges, expenditures and write-offs and adjustments in 2006, 2005 and 2004 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Year Ended December 31, 2006	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$1,778	$2,619	$(4,343)	$124	$178
Abandoned leases, leasehold improvements and facilities	3,496	665	(1,906)	6	2,261
CEO severance, excluding stock-based compensation	—	2,235	(2,235)	—	—
	$5,274	$5,519	$(8,484)	$130	$2,439

Year Ended December 31, 2005	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$150	$4,606	$(2,958)	$(20)	$1,778
Abandoned leases, leasehold improvements and facilities	870	3,938	(1,254)	(58)	3,496
	$1,020	$8,544	$(4,212)	$(78)	$5,274

Year Ended December 31, 2004	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$570	$—	$(314)	$(106)	$150
Abandoned leases, leasehold improvements and facilities	1,534	458	(989)	(133)	870
	$2,104	$458	$(1,303)	$(239)	$1,020

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

In 2006, the $7.1 million non-cash charge for stock-based compensation was recorded as a component of restructuring, reorganization, relocation and severance. In 2004, the $0.2 million for relocation costs was recorded as a component of restructuring, reorganization, relocation and severance.

15.                               SHAREHOLDERS’ EQUITY

Preferred Stock Rights Plan

On July 21, 2005, the Board of Directors adopted a Preferred Stock Rights Plan. Pursuant to the Preferred Stock Rights Plan, we distributed Rights as a dividend at the rate of one Right for each share of our common stock held by shareholders of record as of the close of business on August 12, 2005. The Rights expire on August 12, 2015, unless redeemed or exchanged.

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

PEO Combination

On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition.  As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We issued no shares in 2006 or 2005 and 14,000 shares in 2004 to Philips under this agreement. As of December 31, 2006, 185,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.

Stock Incentive Plans

As of December 31, 2006, a total of 7,375,935 shares of our common stock were reserved for issuance pursuant to our stock incentive plans.

16.          STOCK INCENTIVE PLANS

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for issuance of a maximum of 9,000,000 shares and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for issuance of a maximum of 500,000 shares.

We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights and restricted stock units and restricted shares. The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed, or earlier, at the discretion of the Board of Directors. At December 31, 2006, there were 2,556,827 shares available for grant under these plans and 7,375,935 shares of our common stock were reserved for issuance. Activity under these plans was as follows (share amounts in thousands):

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2005	5,419	$20.85
Granted	212	19.49
Forfeited	(99)	18.29
Expired	(419)	26.70
Exercised	(562)	17.16
Balances, December 31, 2006	4,551	20.81

	Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balances, December 31, 2005	20	$21.62
Granted	280	21.74
Vested	(3)	22.73
Forfeited	(29)	21.98
Balances, December 31, 2006	268	21.71

Share-Based Awards Issued Outside of Plans

In the third quarter of 2006, we issued to our President and Chief Executive Officer, outside of our plans, options to purchase 100,000 shares of our common stock at an exercise price of $19.38 per share and 75,000 restricted stock units with a per share fair value at grant date of $19.38. The stock options and 50,000 of the restricted stock units vest over four years and 25,000 of the restricted stock units vest over a one-year period. We reduced the number of shares available for grant under the 1995 Plan by a number equal to the option and RSU grants made outside the 1995 Plan.

Summary

Certain information regarding all options outstanding as of December 31, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	4,651,098	4,008,468
Weighted average exercise price	$20.78	$21.21
Aggregate intrinsic value	$30.2 million	$24.9 million
Weighted average remaining contractual term	4.6 years	4.3 years

As of December 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and restricted stock units was $10 million, which will be recognized over the weighted average remaining vesting period of 2 years.

Employee Share Purchase Plan

In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). A total of 1,950,000 shares of our common stock may be issued pursuant to the ESPP, as amended. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods. A total of 186,924 shares were purchased pursuant to the ESPP during 2006 at a weighted average purchase price of $18.81 per share, which represented a weighted average discount of $5.04 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2006, 724,635 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.

Stock Option Acceleration of Vesting

On October 19, 2005, we accelerated the vesting, effective immediately, of certain “out-of-the-money” unvested options, as determined based on the per share price of our common stock of $19.34 as of the close of market on that date. Options held by our then-Chief Executive Officer and members of our Board of Directors were excluded from acceleration.

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

As a result of the acceleration, options representing approximately 1.4 million shares, which represented approximately 26% of the total outstanding options as of that date, became immediately exercisable. No compensation expense was recognized on our consolidated statement of operations related to this modification as the options modified had exercise prices greater than the fair value of the underlying stock at the acceleration date. This action, however, did result in an additional charge of approximately $17.9 million in our stock compensation expense footnote disclosure pursuant to SFAS No. 123 in 2005. See Note 1 “Summary of Significant Accounting Policies — Stock-Based Compensation.”

17.                               EMPLOYEE BENEFIT PLANS

Pension Plans

Employee retirement plans have been established in some foreign countries in accordance with the legal requirements and customs in the countries involved. The majority of employees in Europe, Asia and Canada are covered by defined benefit, multi-employer or defined contribution pension plans. The benefits provided by these plans are based primarily on years of service and employees’ compensation near retirement. Employees in the United States are covered by a profit sharing 401(k) plan, which is a defined contribution plan.

Employees in the Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. Pension costs relating to this multi-employer plan were $6.3 million in 2006, $5.7 million in 2005 and $4.5 million in 2004.

Outside the United States and the Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.

Plan costs for our defined contribution plans outside the United States and the Netherlands totaled $0.4 million in 2006, $0.2 million in 2005 and $0.2 million in 2004.

Plan costs for our defined benefit pension plans were $0.3 million in 2006, $0.6 million in 2005 and $0.5 million in 2004. Obligations under the defined benefit pension plans are not funded. A liability for the projected benefit obligations of these plans of $2.2 million and $1.8 million was included in other non-current liabilities as of December 31, 2006 and 2005, respectively. Unrealized losses recorded in other comprehensive income related to the additional minimum pension liability for these plans totaled $0.6 million in 2006. Due to the immateriality of these defined benefit pension plan, we have not included all disclosures required by SFAS No. 87, “Employers Accounting for Pensions,” and SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”

Profit Share and Variable Compensation Programs

In 2006, we modified the Employee Profit Share Plan that had been in place since 2000. We also have a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the board of directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors.  The total cost of these plans was $9.3 million in 2006, $0 in 2005 and $3.4 million in 2004.

Profit Sharing 401(k) Plan

We maintain a profit sharing 401(k) plan that covers substantially all United States employees.  Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. Beginning in 2006, we match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Prior to 2006, we matched 100% of employee contributions up to 1½% with a possible supplemental match, if approved by the Board of Directors, based on our performance, up to a maximum of an additional 3% of eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $1.1 million in 2006, $0.6 million in 2005 and $1.1 million in 2004 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock. No supplemental matching contributions were made in 2005.

Deferred Compensation Plan

We maintain a deferred compensation plan (the “Plan”) which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2006 and 2005, the invested amounts under the Plan totaled $1.9 million and $1.7 million, respectively, and were recorded as non-current investments in marketable securities on our balance sheet. As of December 31, 2006 and 2005, we had recorded $1.9 million and $1.7 million, respectively, as a long-term liability to recognize undistributed amounts due to employees.

18.                               RELATED-PARTY ACTIVITY

Philips

Until December 2006, Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics N.V., owned approximately 25% of our common stock. As of December 31, 2006, Philips does not own any of our common stock. However, during 2006, one of our directors, Mr. Jan C. Lobbezoo served as the Executive Vice President of Philips International B.V. with responsibility for financial oversight of several minority shareholdings of Koninklijke Philips Electronics N.V. For sales to Philips, see “Other Transactions” below. The following table summarizes our transactions, other than sales, with Philips (in thousands):

	Year Ended December 31,
	2006	2005	2004
Amounts Paid to Philips
Subassemblies and other materials purchased from Philips	$46,670	$22,497	$19,071
Facilities leased from Philips	52	240	199
Various administrative, accounting, customs, export, human resources, import, information technology, logistics and other services provided by Philips	323	712	510
Research and development services provided by Philips	2,789	3,964	4,920
	$49,834	$27,413	$24,700

The following paragraphs describe the business transactions and relationships between us and Philips which resulted in the above payments.

Materials Purchased from Philips

A substantial portion of the subassemblies included in our FIBs, TEMs and SEMs are purchased from Philips.

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

Development Services Provided by Philips

We purchase research and development services from Philips’ central research facility.

Intellectual Property

Prior to May 22, 2001, most of the patents used by us relating to our electron optics were licensed from Philips and its affiliates. As part of the PEO Combination, we acquired perpetual rights to certain patents owned by Philips and the right to transfer of title of those patents upon Philips no longer being a controlling shareholder. During 2001, we entered into an agreement with Philips effective as of December 31, 2000 (the “Supplemental Agreement”) that clarified certain relationships and transactions between us. The Supplemental Agreement confirmed the transfer of ownership of nearly all of these patents. The Supplemental Agreement specified certain other patents that are jointly owned and may be jointly used by Philips and us, and also provided for the license by us of certain patents owned by Philips. The Supplemental Agreement required us to pay Philips $0.6 million from 2001 through 2003 in compensation for the development efforts related to a specific patented technology, which we may use in future products. We must pay a royalty of 1% of sales on any future sales of products using this technology. To date, we have not sold any products using this technology or paid any related royalties. In addition, from February 1997 through May 2001, when Philips ceased being a majority shareholder we had access to technology through cross-licenses between Philips affiliates and a large number of manufacturers in the electronics industry worldwide. Our patents were also subject to such cross-licenses. The December 2006 Philips sale of shares had no impact on our intellectual property rights.

Current Accounts with Philips

Current accounts with Philips represented accounts receivable and accounts payable between us and other Philips units. Most of the current account transactions related to deliveries of goods, materials and services.  Current accounts with Philips consisted of the following (in thousands):

December 31,	2006	2005
Current accounts receivable	$22	$231
Current accounts payable	(11)	(2,195)
Net current accounts with Philips	$11	$(1,964)

Accurel

Mr. Sarkissian, our former Chief Executive Officer, President and Chairman of our board of directors, owned a 50% interest in Accurel Systems International Corp. (“Accurel”), an analytical services provider to the semiconductor and data storage markets. We sold equipment and related services and provided certain other services to Accurel. In March 2005, Accurel was sold to Implant Sciences Corporation, an unrelated third party. Following the sale, Mr. Sarkissian owned less than 5% of the outstanding stock of Implant Sciences Corporation.

In March 2005, Implant Sciences Corporation paid us the $1.2 million that Accurel owed us for a system they purchased in 2002. Subsequent to the acquisition date, neither Implant Sciences Corporation nor Accurel is considered a related party.

Other Transactions

In addition to Philips, we have sold products and services to LSI Logic Corporation, Applied Materials, Nanosys, Inc., Cascade Microtech, Inc. and Accurel. A director of Applied Materials, the Former Chairman and Chief Executive Officer of LSI Logic, Inc. and the former Executive Chairman of Nanosys are all members of our board of directors. In addition, Mr. Raymond A. Link, our Executive Vice President and Chief Financial Officer, is a member of the board of directors of Cascade Microtech, Inc.

Sales to Philips, Accurel (prior to being acquired), Applied Materials, LSI Logic, Nanosys and Cascade Microtech were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Product sales:
Applied Materials	$1,353	$439	$550
LSI Logic	—	4	740
Nanosys	—	289	—
Philips	842	2,098	2,712
Cascade Microtech	311	—	—
Total product sales	2,506	2,830	4,002

Service sales:
Accurel	—	—	636
Applied Materials	266	270	—
LSI Logic	172	163	251
Nanosys	23	17	—
Philips	1,685	588	325
Total service sales	2,146	1,038	1,212
Total sales	$4,652	$3,868	$5,214

Stock Purchase Loan

On June 25, 1998, we loaned our former Chief Executive Officer, President and Chairman of our board of directors $1.1 million for the purchase of restricted stock. We recorded interest income on this loan totaling $87,000 in 2004. Mr. Sarkissian repaid the principal and accrued interest, totaling $1.6 million, in full on December 17, 2004.

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

Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of December 31, 2006, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions was twelve months. We formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We assess effectiveness of options based on the total cash flows method and record total changes in the options’ fair value to other comprehensive income to the degree the options are effective.

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

Net realized gains (losses) related to cash flow hedges recorded in cost of sales were $2.0 million in 2006, $(2.2) million in 2005 and $1.8 million in 2004. As of December 31, 2006 and 2005, $1.7 million of deferred net unrealized gains and $0.9 million of deferred net unrealized losses on outstanding derivatives, respectively, were recorded as other comprehensive income. The 2006 deferred unrealized gains are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income.

In 2005, we recorded a charge of $0.5 million in other income (expense) related to both hedge ineffectiveness and hedge dedesignations. We did not record any gain or loss in other income/expense due to ineffectiveness of derivatives in 2006 or 2004, nor did we record any gain or loss due to discontinued hedge accounting during 2006 or 2004.

Prior to April 5, 2004, realized and unrealized gains and losses related to the foreign forward extra contracts were recorded in other income (expense) in the current period as they did not meet the hedge requirements of SFAS No. 133. We recorded an unrealized loss for such contracts of $2.7 million and a realized gain of $1.4 million in 2004.

Other Derivatives

Changes in fair value of foreign forward exchange contracts entered into to mitigate the foreign exchange risks related to non-functionally denominated cash, receivables and payables are recorded in other income (expense) currently together with the transaction gain or loss from the hedged balance sheet position. Excluding forward extra contracts and option losses, foreign exchange losses, net of the balance sheet hedge benefits, were $1.9 million, $1.0 million and $1.8 million in 2006, 2005 and 2004, respectively.

20.                               COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We participate in third party equipment lease financing programs with United States financial institutions for a small portion of products sold. In these circumstances, the financial institution purchases our equipment and then leases it to a third party. Under these arrangements, the financial institutions have limited recourse against us on a portion of the outstanding lease portfolio if the lessee defaults on the lease. We did not add to such guarantees during 2006, and, as of December 31, 2006, we had outstanding guarantees totaling $0.4 million related to these lease transactions. Under certain circumstances, we are obligated to exercise best efforts to re-market the equipment should the financial institutions reacquire it. As of December 31, 2006, we did not have any guarantees that require us to re-market the equipment.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $67.5 million at December 31, 2006. These commitments expire at various times through the third quarter of 2007.

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

The following table summarizes various financial amounts for each of our current business segments (in thousands):

Year Ended December 31, 2006	Nano- Electronics	Nano- Research and Industry	Nano- Biology	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$154,648	$165,067	$40,928	$118,848	$—	$479,491
Gross profit	76,030	70,207	16,664	33,545	—	196,446
Year Ended December 31, 2005
Sales to external customers	$145,951	$130,045	$35,355	$108,746	$—	$420,097
Gross profit	52,438	50,626	12,453	29,677	—	145,194
Year Ended December 31, 2004
Sales to external customers	$207,760	$104,236	$45,046	$100,483	$—	$457,525
Gross profit	96,571	37,694	14,645	32,484	—	181,394
December 31, 2006
Total assets	$93,987	$105,329	$20,198	$111,677	$506,888	$838,079
December 31, 2005
Total assets	$71,041	$82,254	$16,704	$111,952	$374,080	$656,031

Nano-market segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment general managers are responsible. Selling, general and administrative, research and development and other operating expenses are managed and reported at the corporate level and, given allocation to the nano-market segments would be arbitrary, have not been allocated to the market segments. See our Consolidated Statements of Operations for reconciliations from gross profit to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment. Segment assets as of December 31, 2005 have been reclassified for consistent presentation with the allocation of segment assets as of December 31, 2006.

Our long-lived assets were geographically located as follows (in thousands):

December 31,	2006	2005
United States	$40,730	$48,625
The Netherlands	17,926	18,942
Other	8,772	7,207
Total	$67,428	$74,774

The following table summarizes sales by geographic region (in thousands):

	North America	Europe	Asia- Pacific	Total
2006
Product sales	$104,879	$150,933	$104,831	$360,643
Service and component sales	62,510	36,296	20,042	118,848
Total sales	$167,389	$187,229	$124,873	$479,491

2005
Product sales	$70,477	$126,831	$114,043	$311,351
Service and component sales	55,398	34,060	19,288	108,746
Total sales	$125,875	$160,891	$133,331	$420,097

2004
Product sales	$115,244	$112,339	$129,459	$357,042
Service and component sales	53,767	31,759	14,957	100,483
Total sales	$169,011	$144,098	$144,416	$457,525

None of our customers represented 10% or more of our total sales in 2006, 2005 or 2004.

Sales to countries which totaled 10% or more of our total sales were as follows (dollars in thousands):

	Dollar Amount	% of Total Sales
2006
United States	$165,130	34.4%
Germany	49,743	10.4%

2005
United States	$123,958	29.5%
Germany	54,115	12.9%
Japan	47,639	11.3%

2004
United States	$170,089	37.2%
Hong Kong	52,550	11.5%

22.  DISPOSAL OF THE SIMS PRODUCT LINE

In the second quarter of 2005, we sold the net assets of our secondary ion mass spectrometer (“SIMS”) product line, which would have been part of our NanoElectronics segment, for a net gain of $0.8 million, which was recorded as an offset to selling, general and administrative expenses. Proceeds from the sale totaled $2.5 million in cash and $2.5 million in a note receivable, which was due in January 2006. Of the note receivable, $2.3 million was collected in February 2006 upon resolution of the final balance sheet audit. The total adjustment to the purchase price resulting from the audit was a decrease of $0.2 million, which was offset against a contingency reserve of $0.3 million we had recorded in 2005. Net assets disposed and the related selling costs totaled $4.0 million. Revenues for this product line totaled $3.1 million in 2005 and $8.9 million in 2004.

23.  DISCONTINUED OPERATIONS

In the fourth quarter of 2006, we sold the assets and operations related to Knights Technology that was included as part of our NanoElectronics operating segment. We recognized a gain on the disposal of the discontinued operations of $3.3 million and received cash proceeds of $7.8 million. An additional $0.2 million has been held in escrow and will be released when all contingencies surrounding the transaction are resolved. All historical balance sheet and statement of operations data has been restated to reflect the discontinued operations.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Revenue	$5,245	$7,132	$8,180
Pre-tax (loss) income	(905)	606	1,450
Income tax expense	42	304	593
Gain (loss) on disposal of discontinued operations, net of tax	3,335	—	—
Amount of goodwill and other intangible assets disposed of	3,133	—	—

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded the related assets and liabilities as current assets and liabilities on our balance sheet at the lower of their carrying amount or fair value, less cost to sell as of December 31, 2005. No impairment charge was recorded related to the assets of the discontinued operations.

Assets of discontinued operations included the following (in thousands):

December 31,	2006	2005
Cash and cash equivalents	$—	$410
Accounts receivable	—	2,100
Other current assets	—	44
Property, plant and equipment	—	205
Purchased technology	—	1,800
Goodwill	—	500
Other	—	1,283
	$—	$6,342

Liabilities of discontinued operations included the following (in thousands):

December 31,	2006	2005
Accrued payroll and related liabilities	$—	$28
Accrued agent commission	—	98
Deferred revenue	—	1,205
Other current liabilities	—	102
Other liabilities	—	496
	$—	$1,929

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

The fair value and cost of certain financial assets and liabilities as of December 31, 2006 was as follows (in thousands):

	Fair Value	Cost
Marketable securities	$269,102	$269,517
Convertible notes	$341,058	$310,882
Derivative contracts	$4,724	$—

The fair value and cost of certain financial assets and liabilities as of December 31, 2005 was as follows (in thousands):

	Fair Value	Cost
Marketable securities	$201,877	$203,231
Convertible notes	$211,125	$225,000
Derivative contracts	$(1,143)	$—

As of December 31, 2006, the aggregate notional amount of our outstanding derivative contracts was $56.0 million. The fair value of these contracts represents our forward extra contracts and forward contracts.  The fair value of these contracts was obtained from financial institutions.

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

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FEI Company

Hillsboro, Oregon

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FEI Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123R “Share Based Payment” on January 1, 2006.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 1, 2007

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

On September 9, 2003, we adopted a code of business conduct and ethics that applies to all directors, officers and employees. We posted our code of business conduct and ethics on our website at www.fei.com. We intend to disclose any amendment to the provisions of the code of business conduct and ethics that apply specifically to directors or executive officers by posting such information on our website. We intend to disclose any waiver to the provisions of the code of business conduct and ethics that apply specifically to directors or executive officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by The Nasdaq Stock Market’s listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

Item 11.  Executive Compensation

Information required by this item will be included under the captions Director Compensation, Executive Compensation, Employment Arrangements and Executive Severance Agreements and Compensation Committee Interlocks and Insider Participation in our proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the caption Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services

Information required by this item will be included under the caption Ratification of Appointment of Public Accounting Firm  in our proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Exhibit No.	Description
3.1(10)	Third Amended and Restated Articles of Incorporation

3.2(14)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3(16)	Amended and Restated Bylaws, as amended on August 17, 2006

4.1(5)	Indenture between FEI and BNY Western Trust Company dated August 3, 2001

4.2(5)	Form of Note for 5.5% Convertible Subordinated Notes due 2008

4.3(5)	Registration Rights Agreement between FEI and Credit Suisse First Boston dated August 3, 2001

4.4(9)	Indenture, dated as of June 13, 2003, between FEI and BNY Western Trust Company, a California state chartered banking corporation

4.5(9)	Form of Note for Zero Coupon Convertible Subordinated Notes due 2008

4.6(9)	Registration Rights Agreement, dated as of June 13, 2003, between FEI and the initial purchasers named therein

4.7(17)	Indenture, dated as of May 19, 2006, between the Company and The Bank of New York Trust Company, as trustee

4.8	Form of 2.875% Convertible Subordinated Note due 2013 (incorporated by reference to Annex A of Exhibit 4.7).

4.9(17)

Registration Rights Agreement, dated as of May 19, 2006, among FEI Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Needham & Company, LLC, Thomas Weisel Partners LLC, D.A. Davidson & Co. and Merriman Curhan Ford & Co.

4.10(14)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

10.1+(18)	1995 Stock Incentive Plan, as amended

10.2+(2)	1995 Supplemental Stock Incentive Plan

10.3+(1)	Form of Incentive Stock Option Agreement

10.4+(1)	Form of Nonstatutory Stock Option Agreement

10.5+(13)	1995 Employee Share Purchase Plan, as amended

10.6(3)

Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of FEI, as lessee, including a guarantee by FEI of the lessee’s obligations thereunder

10.7+(19)	Executive Severance Agreement by and between Dr. Don Kania and FEI Company

10.8+(19)	Stand-alone Non-statutory Stock Option Agreement (for grant of 100,000 option shares outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.9+(19)	Stand-alone Restricted Stock Unit Agreement (for grant of 25,000 units outside the 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.10+(19)	Stand-alone Restricted Stock Unit Agreement (for grant of 50,000 units outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.11+(19)	Form of Restricted Stock Unit grant (for grant of 75,000 units to Dr. Kania within the 1995 Stock Incentive Plan)

10.12+(6)	Form of Executive Severance Agreement between FEI and Robert S. Gregg, Steven D. Berger and John A. Doherty

10.13+(4)	FEI Company Nonqualified Deferred Compensation Plan

10.14(7)	Purchase Agreement, effective as of November 1, 2002, between FEI and Philips Enabling Technologies Group Nederland B.V.

10.15(7)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

10.16(8)	Master Agreement for the Acht facility, dated January 14, 2003

10.17+(11)	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.18+	Description of Compensation of Non-Employee Directors

10.19+(22)	FEI Management Variable Compensation Plan Program Summary Description

10.20+(12)	Summary Description of Commission Compensation of Senior Vice President of World-Wide Sales for FEI

10.21+(22)	Base Salary and Target Management Variable Compensation Payment Plan for Certain Executive Officers

10.22+(15)	Form of Lock-Up Agreement between FEI and Certain of its Executive Officers and Other Members of Senior Management

10.23+(15)	Description of Accelerated Vesting of Certain Stock Options Held by Employees

10.24+(20)	Employment Agreement with Robert H. J. Fastenau, dated November 28, 2006

10.25(21)	Description of Compensation for Executive Vice President and Chief Financial Officer Raymond A. Link

14(11)	Code of Ethics

21	Subsidiaries

23	Consent of Deloitte & Touche, LLP

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

(1)          Incorporated by reference to our Registration Statement of Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

(2)          Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.

(3)          Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

(4)          Incorporated by reference to our Registration Statement on Form S-3, filed on April 23, 2001.

(5)          Incorporated by reference to our Registration Statement of Form S-3, as amended, effective November 7, 2001.

(6)          Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001.

(7)          Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(8)          Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(9)          Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

(10)    Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(11)    Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(12)    Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004.

(13)    Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2005.

(14)    Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(15)    Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005.

(16)    Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.

(17)    Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

(18)    Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.

(19)    Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.

(20)    Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2006.

(21)    Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2005.

(22)    Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2007	FEI COMPANY

By /s/ DON R. KANIA
Don R. Kania
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2007:

Signature	Title

/s/ DON R. KANIA	Director, President and
Don R. Kania	Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK	Executive Vice President and Chief Financial
Raymond A. Link	Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL J. ATTARDO	Director
Michael J. Attardo

/s/ LAWRENCE A. BOCK	Director
Lawrence A. Bock

/s/ WILFRED J. CORRIGAN	Director
Wilfred J. Corrigan

/s/ THOMAS F. KELLY	Director
Thomas F. Kelly

/s/ WILLIAM W. LATTIN	Director
William W. Lattin

/s/JAN C. LOBBEZOO	Director
Jan C. Lobbezoo

/s/ GERHARD H. PARKER	Director
Gerhard H. Parker

/s/ JAMES T. RICHARDSON	Chairman of the Board
James T. Richardson

/s/ DONALD R. VANLUVANEE	Director
Donald R. VanLuvanee