Form 10-Q
period 2007-04-01
FEI CO
filed 2007-05-04
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

503-726-7500
(Registrant’s telephone number, including area code:)

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of May 1, 2007 was 35,458,715.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 1,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$165,335	$110,656
Short-term investments in marketable securities	237,534	234,202
Short-term restricted cash	11,056	20,172
Receivables, net of allowances for doubtful accounts of $3,134 and $4,181	163,325	144,955
Inventories	107,803	97,470
Deferred tax assets	4,414	4,386
Other current assets	39,279	33,474
Total Current Assets	728,746	645,315

Non-current investments in marketable securities	7,466	34,900
Long-term restricted cash	4,344	6,131
Property, plant and equipment, net of accumulated depreciation of $66,859 and $68,420	61,225	60,394
Purchased technology, net of accumulated amortization of $42,021 and $41,568	4,068	4,494
Goodwill	40,897	40,900
Deferred tax assets	9,898	542
Non-current service inventories	38,448	37,920
Other assets, net	8,065	7,483
Total Assets	$903,157	$838,079

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$52,172	$45,118
Accrued payroll liabilities	18,309	20,736
Accrued warranty reserves	6,481	5,716
Accrued agent commissions	6,145	6,175
Deferred revenue	58,245	48,992
Income taxes payable	1,260	9,203
Accrued restructuring, reorganization, relocation and severance	639	2,439
Other current liabilities	27,267	29,276
Total Current Liabilities	170,518	167,655

Convertible debt	310,882	310,882
Deferred tax liabilities	4,312	4,062
Other liabilities	24,254	5,572

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 35,311 and 34,052 shares issued and outstanding, no par value	371,126	348,479
Accumulated deficit	(16,882)	(36,041)
Accumulated other comprehensive income	38,947	37,470
Total Shareholders’ Equity	393,191	349,908
Total Liabilities and Shareholders’ Equity	$903,157	$838,079

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amount)

(Unaudited)

	For the Thirteen Weeks Ended
	April 1, 2007	April 2, 2006

Net Sales:
Products	$116,032	$85,100
Products - related party	397	22
Service and components	31,449	26,579
Service and components - related party	81	565
Total net sales	147,959	112,266

Cost of Sales:
Products	62,163	45,666
Service and components	22,053	20,850
Total cost of sales	84,216	66,516

Gross Profit	63,743	45,750

Operating Expenses:
Research and development	15,491	13,359
Selling, general and administrative	29,574	23,352
Merger costs	—	452
Amortization of purchased technology	440	541
Asset impairment	—	465
Restructuring, reorganization, relocation and severance	(572)	11,563
Total operating expenses	44,933	49,732

Operating Income (Loss)	18,810	(3,982)

Other Income (Expense):
Interest income	4,288	2,244
Interest expense	(1,976)	(1,658)
Other, net	(1,115)	(383)
Total other income, net	1,197	203

Income (loss) from continuing operations before income taxes	20,007	(3,779)
Income tax expense	5,077	1,397
Income (loss) from continuing operations	14,930	(5,176)
Income (loss) from discontinued operations, net of income tax	127	(45)
Net income (loss)	$15,057	$(5,221)

Basic income (loss) per share from continuing operations	$0.43	$(0.15)
Basic income per share from discontinued operations	0.01	—
Basic net income (loss) per share	$0.44	$(0.15)

Diluted income (loss) per share from continuing operations	$0.36	$(0.15)
Diluted income per share from discontinued operations	—	—
Diluted net income (loss) per share	$0.36	$(0.15)

Shares used in per share calculations:
Basic	34,556	33,867
Diluted	45,307	33,867

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 1, 2007	April 2, 2006

Net income (loss)	$15,057	$(5,221)
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	1,566	4,096
Change in unrealized loss on available-for-sale securities	207	58
Change in minimum pension, net of taxes	228	—
Changes due to cash flow hedging instruments:
Net gain on hedge instruments	16	1,090
Reclassification to net income of previously deferred gains relaterd to hedge derivatives instruments	(540)	—
Comprehensive income	$16,534	$23

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net income (loss)	$15,057	$(5,221)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation	3,263	3,421
Amortization	815	1,236
Stock-based compensation	1,908	8,339
Asset impairment and write-offs of property, plant and equipment and other assets	—	465
Gain on disposal of investments, property, plant and equipment and intangible assets	(3)	(49)
Write-off of deferred bond offering costs	—	361
Deferred income taxes	(9,175)	158
Gain from disposal of discontinued operations	(127)	—
(Increase) decrease in:
Receivables	(17,730)	(11,283)
Inventories	(10,666)	3,481
Income taxes receivable	(2,917)	(589)
Other assets	7,330	(1,031)
Increase (decrease) in:
Accounts payable	6,916	(2,590)
Accrued payroll liabilities	(2,649)	4,141
Accrued warranty reserves	736	(243)
Deferred revenue	8,876	(4,444)
Income taxes payable	2,759	(118)
Accrued restructuring,reorganization, relocation and severance costs	(1,808)	2,263
Other liabilities	(1,351)	(998)
Net cash provided by (used by) operating activities	1,234	(2,701)

Cash flows from investing activities:
Decrease (increase) in restricted cash	10,980	(12,293)
Acquisition of property, plant and equipment	(2,992)	(1,175)
Proceeds from disposal of property, plant and equipment	4	13
Purchase of investments in marketable securities	(35,019)	(24,397)
Redemption of investments in marketable securities	59,500	78,700
Investment in unconsolidated affiliate	—	(648)
Other	(29)	(35)
Net cash provided by investing activities	32,444	40,165

Cash flows from financing activities:
Redemption of 5.5% convertible notes	—	(24,938)
Proceeds from exercise of stock options and employee stock purchases	20,345	1,733
Net cash provided by (used by) financing activities	20,345	(23,205)

Effect of exchange rate changes	656	1,613
Increase in cash and cash equivalents	54,679	15,872

Cash and cash equivalents:
Beginning of period	110,656	58,766
End of period	$165,335	$74,638

Supplemental Cash Flow Information:
Cash paid for taxes	$1,544	$1,580
Cash paid for interest	1,362	2,206

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      NATURE OF BUSINESS

We are a leading supplier of instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the NanoElectronics market, the NanoResearch and Industry market, the NanoBiology market and the Service and Components market.

Our products and systems include hardware and software for focused ion beam systems, or FIBs; scanning electron microscopes, or SEMs; transmission electron microscopes, or TEMs; and DualBeam systems, which combine a FIB and SEM on a single platform.

Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor and data storage manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).

We have research, development and manufacturing operations in Hillsboro, Oregon; Eindhoven, the Netherlands; and Brno, Czech Republic.

Our sales and service operations are conducted in the U.S. and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.

2.             BASIS OF PRESENTATION

The consolidated financial statements include the accounts of FEI Company and our majority-controlled subsidiaries (“FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the 13 weeks ended April 1, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, unrecognized tax benefits, tax valuation allowances, the valuation of businesses acquired and related in-process research and development and other intangibles, the valuation of minority debt and equity investments in non-public companies, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles, software development costs and goodwill and the timing of revenue recognition and the timing and valuation of stock-based compensation.

3.             STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for issuance of a maximum of 9,000,000 shares and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for issuance of a maximum of 500,000 shares. At April 1, 2007, there were 2,145,606 shares available for grant under these plans and 6,117,506 shares of our common stock were reserved for issuance. Total shares available for grant under the 1995 Plan have been reduced by 175,000 for grants of 75,000 restricted stock units (“RSUs”) and 100,000 options that were made outside the 1995 Plan in connection with the hiring of our new President and Chief Executive Officer in 2006. No new stock based awards were issued outside of our plans during the 13 week period ended April 1, 2007.

Activity under these plans was as follows (share amounts in thousands):

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2006	4,551	$20.81
Granted	—	—
Forfeited	(2)	18.57
Expired	(7)	24.30
Exercised	(1,252)	16.57
Balances, April 1, 2007	3,290	22.42

	Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balances, December 31, 2006	268	$21.71
Granted	247	34.05
Vested	(7)	24.43
Forfeited	(1)	21.64
Balances, April 1, 2007	507	27.68

Summary

Certain information regarding all options outstanding as of April 1, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	3,390,260	2,933,378
Weighted average exercise price	$22.33	$22.85
Aggregate intrinsic value	$46.7 million	$38.9 million
Weighted average remaining contractual term	4.5 years	4.2 years

Restricted shares and RSUs outstanding, including awards issued within and outside of the 1995 Plan, totaled 581,640 at April 1, 2007.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Cost of sales	$211	$197
Research and development	215	228
Selling, general and administrative	1,481	825
Restructuring, reorganization, relocation and CEO severance	—	7,090
	$1,907	$8,340

As of April 1, 2007, unrecognized stock-based compensation related to outstanding but unvested stock options, restricted shares and RSUs was $16.1 million, which will be recognized over the weighted average remaining vesting period of 2 years.

4.             RECLASSIFICATIONS

Reclassifications related to our discontinued operations were made to the prior period financial statements to conform to the current period presentation.

5.             EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS from continuing operations are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for basic EPS and diluted EPS from continuing operations (in thousands, except per share amounts):

	Thirteen Weeks Ended April 1, 2007			Thirteen Weeks Ended April 2, 2006
	Income from Continuing Operations	Shares	Per Share Amount(1)	Loss from Continuing Operations	Shares	Per Share Amount
Basic EPS	$14,930	34,556	$0.43	$(5,176)	33,867	$(0.15)
Dilutive effect of zero coupon convertible subordinated notes	242	5,529	(0.05)	—	—	—
Dilutive effect of 2.875% convertible subordinated notes	939	3,918	(0.01)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	791	(0.01)	—	—	—
Dilutive effect of restricted shares	—	328	—	—	—	—
Dilutive effect of shares issuable to Philips	—	185	—	—	—	—
Diluted EPS	$16,111	45,307	$0.36	$(5,176)	33,867	$(0.15)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—			3,286
Convertible debt		927			6,539

(1) Amounts may not add due to rounding.

6.             CREDIT FACILITIES

We maintain a $30.0 million uncommitted bank borrowing facility in the U.S. (and outside the U.S. for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At April 1, 2007, a total of $25.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At April 1, 2007, we had $21.9 million of these guarantees and letters of credit outstanding, of which approximately $15.4 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

Inventories consisted of the following (in thousands):

	April 1,	December 31,
	2007	2006
Raw materials and assembled parts	$34,719	$28,475
Service inventories, estimated current requirements	15,596	15,237
Work-in-process	39,979	35,459
Finished goods	17,509	18,299
Total inventories	$107,803	$97,470

Non-current service inventories	$38,448	$37,920

Non-service inventory valuation adjustments were insignificant during the 13 weeks ended April 1, 2007 and April 2, 2006. Provision for service inventory valuation adjustments totaled $1.0 million and $1.7 million, respectively, during the 13 weeks ended April 1, 2007 and April 2, 2006.

8.             GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The roll-forward of our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Balance, beginning of period	$40,900	$36,767
Adjustments to goodwill	(3)	(7)
Balance, end of period	$40,897	$36,760

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At April 1, 2007 and December 31, 2006, our other intangible assets included purchased technology, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	April 1,	December 31,
	Period	2007	2006
Purchased technology	5 to 12 years	$46,089	$46,062
Accumulated amortization		(42,021)	(41,568)
		$4,068	$4,494

Patents, trademarks and other	2 to 15 years	$2,854	$3,118
Accumulated amortization		(1,846)	(2,034)
		1,008	1,084

Note issuance costs	5 to 7 years	13,887	13,887
Accumulated amortization		(9,585)	(9,175)
		4,302	4,712
Total intangible assets included in other long-term assets		$5,310	$5,796

Amortization expense, excluding note issuance cost write-offs, was as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Purchased technology	$440	$541
Capitalized software	—	91
Patents, trademarks and other	110	130
Note issuance costs	410	332
	$960	$1,094

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2007	$1,324	$395	$1,230
2008	1,765	203	1,081
2009	620	135	451
2010	359	131	451
2011	—	72	451
Thereafter	—	72	638
	$4,068	$1,008	$4,302

9.             WARRANTY RESERVES

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

The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Balance, beginning of period	$5,716	$5,193
Reductions for warranty costs incurred	(2,150)	(2,959)
Warranties issued	2,956	2,772
Translation and changes in estimates	(41)	—
Balance, end of period	$6,481	$5,006

10.          RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

The $0.6 million net reversal of restructuring, reorganization, relocation and severance costs in the first quarter of 2007 related to changes in estimates related to our ability to sublease certain facilities we are no longer utilizing.

The following table summarizes the charges, expenditures and write-offs and adjustments in the 13 weeks ended April 1, 2007 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Thirteen Weeks Ended April 1, 2007	Beginning Accrued Liability	Credited to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$178	$(2)	$(96)	$2	$82
Abandoned leases, leasehold improvements and facilities	2,261	(570)	(1,138)	4	557
	$2,439	$(572)	$(1,234)	$6	$639

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

11.          INCOME TAXES

We recorded a tax provision of approximately $5.1 million for the 13 week period ended April 1, 2007. The provision consisted primarily of taxes accrued in foreign jurisdictions reduced by a tax benefit for valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. We continue to record a valuation allowance against remaining U.S. deferred tax assets as we do not believe it is more-likely-than-not that we will be able to utilize the deferred tax assets in future periods.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Interpretation No. 48 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of Interpretation No. 48 and recorded a $4.1 million increase to the opening balance of retained earnings to account for the cumulative effect of applying the new standard to previously unrecognized tax benefits. The increase to retained earnings was attributable to the resolution of a U.S. federal tax audit where the result was considered more likely than not under the recognition and measurement standards of Interpretation No. 48.

On January 1, 2007, total unrecognized tax benefits were $17.6 million, of which $9.1 million would have an impact on the effective tax rate. Interest and penalties accrued on unrecognized tax benefits were $1.5 million and treated as tax expense in the consolidated statement of operations. Unrecognized tax benefits relate mainly to uncertainty surrounding intercompany pricing, permanent establishment and the capitalization of certain costs.

During the 13 week period ended April 1, 2007, unrecognized tax benefits increased $0.8 million, including $0.3 million of interest and penalties, as a result of tax positions taken in current and prior periods. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation during the quarter. We anticipate no significant changes in unrecognized tax benefits in the next 12 months as the result of examinations or lapse of statutes of limitation.

Current and non-current liability components of unrecognized tax benefits at April 1, 2007 were classified on the balance sheet as follows (in thousands):

April 1,
2007
Other current liabilities	$(266)
Other liabilities	(18,163)
Unrecognized tax benefits	$(18,429)

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of April 1, 2007:

Jurisdiction	Open Tax Years
U.S.	2000 and forward
The Netherlands	2002 and forward
Czech Republic	2003 and forward

Deferred tax assets, net of valuation allowances, of $9.6 million and $0.5 million, respectively, as of April 1, 2007 and December 31, 2006 were as follows (in thousands):

	April 1,	December 31,
	2007	2006
Deferred tax assets — current	$4,414	$4,386
Deferred tax assets — non-current	9,898	542
Other current liabilities	(408)	(351)
Deferred tax liabilities — non-current	(4,312)	(4,062)
Net deferred tax assets	$9,592	$515

In assessing the realizability of deferred tax assets, SFAS No. 109, “Accounting for Income Taxes,” establishes a more-likely-than-not standard. If determined it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment. Our more-likely-than-not assessment was principally based upon our historical losses in the U.S. and our forecast of future profitability in certain tax jurisdictions, primarily the U.S.

12.          RELATED PARTY AND OTHER ACTIVITY

Until December 2006, Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics N.V., owned approximately 25% of our common stock and was considered a related party. In addition to sales to Philips, we have sold products and services to LSI Corporation, Applied Materials, Inc. and Nanosys, Inc. A director of Applied Materials, the former Chairman and Chief Executive Officer of LSI and the former Executive Chairman of Nanosys are all members of our Board of Directors.

Sales to Philips (while they were a related party in 2006), Applied Materials, LSI and Nanosys were as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Product sales:
Philips	$—	$22
Applied Materials	397	—
	$397	$22
Service sales:
Philips	$—	$447
Applied Materials	81	80
LSI	—	33
Nanosys	—	5
	$81	$565
Total sales to related parties	$478	$587

As of March 31, 2007, Applied Materials owed us $349,000 related to its purchases.

13.          COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $84.2 million at April 1, 2007. These commitments expire at various times through the fourth quarter of 2007.

14.          SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Operating Review Board, which consists of our Chief Executive Officer, our Chief Financial Officer, our Executive Vice Presidents and other senior management.

We report our segments based on a market-focused organization. Our segments are: NanoElectronics, NanoResearch and Industry, NanoBiology and Service and Components.

The following table summarizes various financial amounts for each of our business segments (in thousands):

	Nano- Electronics	Nano- Research and Industry	Nano- Biology	Service and Components	Corporate and Eliminations	Total
Thirteen Weeks Ended April 1, 2007
Sales to external customers	$56,535	$49,238	$10,656	$31,530	$—	$147,959
Gross profit	29,799	19,935	4,532	9,477	—	63,743

Thirteen Weeks Ended April 2, 2006
Sales to external customers	$39,692	$35,332	$10,098	$27,144	$—	$112,266
Gross profit	19,864	14,897	4,695	6,294	—	45,750

April 1, 2007
Total assets	$117,281	$102,906	$23,828	$124,797	$534,345	$903,157

December 31, 2006
Total assets	$93,987	$105,329	$20,198	$111,677	$506,888	$838,079

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

None of our customers represented 10% or more of our total sales in the 13 week periods ended April 1, 2007 or April 2, 2006.

15.          NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we adjusted our financial statements to reflect those tax positions that are more likely than not to be sustained as of the adoption date. The adjustment totaled $4.1 million and was recorded directly to our retained earnings balance on January 1, 2007 and reported as a cumulative effect of a change in accounting principle through beginning retained earnings.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of adopting SFAS No. 159.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our 2007 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

Summary of Products and Segments

We are a leading supplier of instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the NanoElectronics market, the NanoResearch and Industry market, the NanoBiology market and the Service and Components market.

Our products and systems include hardware and software for focused ion beam systems, or FIBs; scanning electron microscopes, or SEMs; transmission electron microscopes, or TEMs; and DualBeam systems, which combine a FIB and SEM on a single platform.

Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor and data storage manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).

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

Overview

Net sales increased to $148.0 million in the first quarter of 2007 compared to $140.3 million in the fourth quarter of 2006 and $112.3 million in the first quarter of 2006. This was the highest quarterly revenue total in our history. Demand was particularly strong for our TEM line, led by the Titan high-end system, and for our small-stage DualBeam systems. By market, our growth in revenue was strongest in NanoElectronics and NanoResearch and Industry compared with the first quarter of last year, and in NanoElectronics compared with the fourth quarter of 2006.

Bookings in the first quarter of 2007 were the largest first-quarter total in our history and the second-largest quarterly total ever. Strength in the first quarter of 2007 was driven by NanoElectronics and Service and Components bookings, offset by a decline in NanoResearch and Industry and NanoBiology.

As of April 1, 2007, our product and Service and Components backlog were $253.9 million and $56.6 million, respectively, compared to $259.1 million and $46.8 million at December 31, 2006. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for firm purchase orders for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. The increase in backlog from December 31, 2006 to April 1, 2007 reflects increases in our service backlog. A significant portion of our annual service contracts are typically renewed in the first quarter.

Of our total backlog at April 1, 2007, approximately 90% is expected to be shippable within 12 months and approximately 10% - 15% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development and by our customers pushing out shipments because their facilities are not ready to install our systems. For these and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Financial results for the 13 week period ended April 1, 2007 were affected by a net reversal of $0.6 million of restructuring, reorganization, relocation and severance costs related to our ability to sublease certain facilities that we are no longer using.

Outlook for the Remainder of 2007

For the second quarter of 2007, we expect revenue to be approximately equal to the first-quarter level. This outlook is based primarily on our existing backlog of unfilled orders, which increased by $4.6 million from the end of the fourth quarter of 2006, and on our production schedules at our factories. Over 40% of the April 1, 2007 backlog is scheduled for shipment to customers in the second quarter of 2007. In addition, we expect bookings in the second quarter of 2007 to be approximately equal to revenues in the second quarter of 2007, and a small portion of those are also expected to be shipped during the second quarter of 2007.

We expect earnings in the second quarter of 2007 will be equal to or below the first quarter of 2007, but above the second quarter of 2006 levels. Approximately flat revenue and modestly improved gross margins are expected to be offset by increased operating expenses for research and development of new products, additional marketing programs and additional profit-sharing, commissions and bonus expense.

Our outlook for the second half of 2007 is for growth in bookings and revenue and improvements in gross margins compared with the first quarter of 2007. We expect strength in the NanoResearch and Industry market, which could potentially be offset by a cyclical decline in the NanoElectronics market. We also expect a normal summer seasonal decline in revenue for the third quarter of 2007 compared with the second quarter of 2007.

Critical Accounting Policies and the Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 11 to the Consolidated Financial Statements included herein, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Other than this change, during the first quarter of 2007, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1)		Thirteen Weeks Ended(1)
	April 1, 2007		April 2, 2006
Net sales	$147,959	100.0%	$112,266	100.0%
Cost of sales	84,216	56.9	66,516	59.2
Gross profit	63,743	43.1	45,750	40.8
Research and development	15,491	10.5	13,359	11.9
Selling, general and administrative	29,574	20.0	23,352	20.8
Merger costs	—	—	452	0.4
Amortization of purchased technology	440	0.3	541	0.5
Asset impairment	—	—	465	0.4
Restructuring, reorganization, relocation and severance costs	(572)	(0.4)	11,563	10.3
Operating income (loss)	18,810	12.7	(3,982)	(3.5)
Other income, net	1,197	0.8	203	0.2
Income (loss) from continuing operations before income taxes	20,007	13.5	(3,779)	(3.4)
Income tax expense	5,077	3.4	1,397	1.2
Income (loss) from continuing operations	14,930	10.1	(5,176)	(4.6)
Income (loss) from discontinued operations, net of tax	127	0.1	(45)	—
Net income (loss)	$15,057	10.2%	$(5,221)	(4.6)%

(1)  Percentages may not add due to rounding.

Net Sales

Net sales increased $35.7 million, or 31.8%, to $148.0 million in the 13 weeks ended April 1, 2007 (the first quarter of 2007) compared to $112.3 million in the 13 weeks ended April 2, 2006 (the first quarter of 2006). This increase reflects improvements in all of our segments as described more fully below.

Net Sales by Segment

Net sales by segment include sales in the NanoElectronics market, the NanoResearch and Industry market, the NanoBiology market and the Service and Components market. Net sales by segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	April 1, 2007		April 2, 2006
NanoElectronics	$56,535	38.2%	$39,692	35.3%
NanoResearch and Industry	49,238	33.3%	35,332	31.5%
NanoBiology	10,656	7.2%	10,098	9.0%
Service and Components	31,530	21.3%	27,144	24.2%
	$147,959	100.0%	$112,266	100.0%

NanoElectronics

The $16.8 million, or 42.4%, increase in NanoElectronics sales in the first quarter of 2007 compared to the first quarter of 2006 was due to increases in the number of TEM and small-stage DualBeam system units sold. In addition, a shift in mix to TEMs with higher average sales prices contributed to the increase in sales. We expect sales in the NanoElectronics segment to moderate in the second half of 2007, primarily in the data storage and semiconductor markets.

NanoResearch and Industry

The $13.9 million, or 39.4%, increase in NanoResearch and Industry sales in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to increases in the number of SEM and small-stage DualBeam system units sold as nanotechnology research continues to gain strength in conjunction with strong customer acceptance of our high-end TEMs, including the Titan, and other new products introduced in the last two years. In addition, a shift in product mix within our small-stage DualBeam and SEM system unit sales contributed to the increase in sales.

NanoBiology

The $0.6 million, or 5.5%, increase in NanoBiology sales in the first quarter of 2007 compared to the first quarter of 2006 was due to a shift in product mix within TEM sales. NanoBiology is an emerging application area for our equipment, and a significant portion of the tools we sell in this market have relatively high unit prices. As a result, quarter-to-quarter growth rates in this market are likely to fluctuate, although we expect long-term growth.

Service and Components

The $4.4 million, or 16.2%, increase in Service and Component sales in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to a larger installed base of newer, higher-priced tools, which typically have higher-priced contracts. Component sales include sales of individual components as well as equipment refurbishment and were flat in the first quarter of 2007 compared to the first quarter of 2006.

Net Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the U.S., and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended
	April 1, 2007		April 2, 2006
North America	$61,657	41.7%	$42,792	38.1%
Europe	40,028	27.0%	38,706	34.5%
Asia-Pacific Region	46,274	31.3%	30,768	27.4%
	$147,959	100.0%	$112,266	100.0%

North America

The $18.9 million, or 44.1%, increase in sales to North America was due primarily to increases related to a stronger sales emphasis in North America in the first quarter of 2007 following the reorganization of our sales management team in North America in 2005, as well as a positive economic environment. We also saw increased customer acceptance of our nanotechnology tools.

Europe

The $1.3 million, or 3.4%, increase in sales to Europe was primarily due to timing and the mix of shipments, with higher NanoResearch and Industry sales and lower NanoBiology and NanoElectronics sales.

Asia-Pacific Region

The $15.5 million, or 50.4%, increase in sales to the Asia-Pacific region was primarily due to higher TEM unit sales, especially in Japan. We are also realizing initial benefits from our investment in additional sales and service resources in 2007 in the Asia-Pacific region.

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

Cost of sales increased $17.7 million, or 26.6%, to $84.2 million in the first quarter of 2007 compared to $66.5 million in the first quarter of 2006, primarily due to the increases in revenue as discussed above, offset by an improvement in our overall gross margin as discussed below.

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
NanoElectronics	52.7%	50.1%
NanoResearch and Industry	40.4%	42.2%
NanoBiology	42.5%	46.5%
Service and Components	30.2%	23.1%
Overall	43.1%	40.8%

NanoElectronics

The increase in NanoElectronics gross margin in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to a shift in product mix to higher-level TEM and small-stage DualBeam systems.

NanoResearch and Industry

The decrease in NanoResearch and Industry gross margin in the first quarter of the 2007 compared to the first quarter of 2006 was primarily due to a shift in product mix within our small-stage DualBeam and SEM systems.

NanoBiology

The decrease in NanoBiology gross margin in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to a shift in product mix within our TEM and SEM systems.

Service and Components

The increase in the Service and Components gross margin in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to fewer inventory write-offs and higher volumes, which led to better utilization of facilities.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs increased $2.1 million to $15.5 million (10.5% of net sales) in the first quarter of 2007 compared to $13.4 million (11.9% of net sales) in the first quarter of 2006.

R&D costs were as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2007	April 2, 2006
Gross spending	$16,418	$14,365
Less subsidies	(927)	(1,006)
Net expense	$15,491	$13,359

The increase in R&D costs was due to a $1.3 million increase in project spending in North America and Europe, which included a charge of $0.6 million related to the cancellation of a certain project. In addition, labor and related costs increased $0.7 million due to increased headcount and bonus accruals.

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

SG&A costs increased $6.2 million to $29.6 million (20.0% of net sales) in the first quarter of 2007 compared to $23.4 million (20.8% of net sales) in the first quarter of 2006.

The increase in SG&A costs in the first quarter of 2007 compared to the first quarter of 2006 was due primarily to a $4.9 million increase in labor and related costs due to increased headcount and increased commissions as a result of higher sales. In addition, travel and entertainment increased $0.4 million due to increased costs related to our annual sales meeting. Stock-based compensation increased $0.6 million in the first quarter of 2007 compared to the first quarter of 2006 due to the addition of our new CEO in third quarter of 2006.

Merger Costs

Merger costs of $0.5 million in the first quarter of 2006 related to legal and Board of Directors’ costs incurred for activities related to a merger proposal. The discussions related to the proposed transaction were terminated in the first quarter of 2006.

Amortization of Purchased Technology

Amortization of purchased technology was $0.4 million in the first quarter of 2007 compared to $0.5 million in the first quarter of 2006. Our purchased technology balance at April 1, 2007 was $4.1 million and current amortization of purchased technology is approximately $0.4 million per quarter, which could increase if we acquire additional technology.

Asset impairment

Asset impairment charges of $465,000 in the first quarter of 2006 were primarily for the write-off of the remaining costs related to the abandonment of our enterprise resource planning system, which were incurred during the quarter.

Restructuring, Reorganization, Relocation and Severance

The $0.6 million net reversal of restructuring, reorganization, relocation and severance costs in the first quarter of 2007 related to changes in estimates related to our ability to sublease certain facilities we are no longer utilizing.

Restructuring, reorganization, relocation and severance in the first quarter of 2006 included a charge of $2.3 million for facilities and severance charges related to the closure of certain of our European field offices as well as residual costs related to the Peabody, Massachusetts plant closure and the downsizing of the related semiconductor businesses.  Additionally, we recorded a charge of $9.3 million related to the termination of our former Chief Executive Officer in accordance with his 2002 employment agreement. Of the $9.3 million, $2.2 million was cash compensation and $7.1 million was non-cash stock-based compensation.

For information regarding the related accrued liability, see Note 10 of Condensed Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $4.3 million in the first quarter of 2007 and $2.2 million in the first quarter of 2006. The increase was primarily due to an increase in our invested balances, primarily due to cash generated by operations, as well as net proceeds from our sale of $115.0 million principal amount of 2.875% convertible debt in May 2006.

Interest expense for both the 2007 and 2006 periods included interest expense related to our 5.5% convertible debt issued in August 2001. Interest expense in the first quarter of 2007 also includes interest related to our $115.0 million principal amount of 2.875% convertible debt, which was issued in May 2006. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in the first quarter of 2006 also included $0.1 million of premiums and commissions paid on the repurchase of $24.9 million of our 5.5% Convertible Subordinated Notes as well as the write-off of $0.3 million of related deferred note issuance costs.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.4 million per quarter through 2008 and $0.1 million per quarter thereafter through the second quarter of 2013.

Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Our effective income tax rate in the first quarter of 2007 was 25.4% and reflected taxes on foreign earnings plus accruals for unrecognized tax benefits and associated interest and penalties. This was offset by valuation allowance released against deferred tax assets utilized to offset income earned in the U.S.

We adopted the provisions of Interpretation No. 48 in the first quarter of 2007 and, accordingly, increased the opening balance of retained earnings by $4.1 million to reflect those tax positions that are more likely than not to be sustained. As of April 1, 2007, unrecognized tax benefits were $18.4 million and related primarily to uncertainty surrounding intercompany pricing, permanent establishment and the capitalization of certain costs.  Approximately $9.9 million of the unrecognized tax benefits would impact the effective tax rate if recognized.

Income tax expense in the first quarter of 2006 represented taxes on foreign earnings. We did not record a tax benefit for our U.S. losses in the first quarter of 2006 as we believed it was more likely than not that we would not be able to realize the benefit in future periods. Our assessment was principally based upon our historical losses in the U.S.

Our effective tax rate may differ from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign income taxes, research and experimentation tax credits earned in the U.S. and foreign jurisdictions, adjustments to our unrecognized tax benefits and our ability or inability to utilize various carry forward tax items. In addition, our effective income tax rate may be affected by changes in statutory tax rates and laws in the U.S. and foreign jurisdictions and other factors.

Discontinued Operations

In the fourth quarter of 2006, we sold the assets and operations related to Knights Technology, which was a consolidated subsidiary, and recognized a gain on the disposal of the discontinued operations of $3.3 million and received cash proceeds of $7.8 million. In the first quarter of 2007, we recognized an additional $0.1 million gain related to post-closing adjustments for working capital items. An additional $0.2 million has been held in escrow and will be released when all contingencies surrounding the transaction are resolved. All historical statement of operations data has been restated to reflect the discontinued operations.

Certain financial information related to discontinued operations was as follows (in thousands):

Thirteen Weeks Ended
April 2, 2006
Revenue	$1,503
Pre-tax loss	(11)
Income tax expense	34

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of April 1, 2007 consisted of $413.9 million of cash, cash equivalents, short-term restricted cash and short-term investments, $7.5 million in non-current investments, $4.3 million of long-term restricted cash, $25.0 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2013. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for at least the next 12 months.

In the first quarter of 2007, cash and cash equivalents and short-term restricted cash increased $45.6 million to $176.4 million as of April 1, 2007 from $130.8 million as of December 31, 2006 primarily as a result of $1.2 million provided by operations, $24.5 million of net maturities of marketable securities, $20.3 million of proceeds from the exercise of employee stock options and employee stock purchases and a $0.7 million favorable effect of exchange rate changes. These increases were partially offset by $3.0 million used for the purchase of property, plant and equipment.

Accounts receivable increased $18.3 million to $163.3 million as of April 1, 2007 from $145.0 million as of December 31, 2006, primarily due to increased sales in the first quarter of 2007 compared with the fourth quarter of 2006. The April 1, 2007 balance was also affected by a $0.6 million decrease related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 101 days at April 1, 2007 compared to 94 days at December 31, 2006.

Inventories increased $10.3 million to $107.8 million as of April 1, 2007 compared to $97.5 million as of December 31, 2006. The increase primarily was due to purchasing of raw materials as sales continue to increase and higher levels of work in process, partially offset by a decrease related to currency movements of approximately $0.8 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 3.3 times for the quarter ended April 1, 2007 and 3.2 times for the quarter ended April 2, 2006.

Expenditures for property, plant and equipment of $3.0 million in the first quarter of 2007 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, customer evaluation systems and R&D equipment for applications development. We estimate our total capital expenditures in 2007 to be approximately $25.0 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Accounts payable increased $7.1 million to $52.2 million as of April 1, 2007 compared to $45.1 million as of December 31, 2006. The increase resulted primarily from increased inventory purchases.

Accrued payroll liabilities decreased $2.4 million to $18.3 million as of April 1, 2007 compared to $20.7 million as of December 31, 2006. The decrease resulted primarily from the payment of 2006 bonuses in the first quarter of 2007, partially offset by new bonus accruals for 2007.

Other liabilities increased $18.7 million to $24.3 million as of April 1, 2007 compared to $5.6 million as of December 31, 2006. The increase resulted primarily from the adoption of Interpretation No. 48. Pursuant to Interpretation No. 48, previously unrecognized tax benefits of $9.1 million were reclassified from income taxes payable to other liabilities. Further, we recorded an additional deferred tax asset and an offsetting other liabilities in the amount of $8.5 million.

We maintain a $30.0 million uncommitted bank borrowing facility in the U.S. (and outside the U.S. for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At April 1, 2007, a total of $25.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At April 1, 2007, we had $21.9 million of these guarantees and letters of credit outstanding, of which approximately $15.4 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2007.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1A.  Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

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

During the fourth quarter of 2006, we sold one such investment, Knights Technology. During the third quarter of 2006, we sold a cost-method investment for a gain of $5.2 million and wrote-off the remaining such investments, incurring an aggregate charge of $3.9 million. In 2005, we recorded impairment charges and realized losses totaling $6.4 million related to cost-method investments.

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

Our business depends in large part on the capital expenditures of customers within our NanoElectronics, NanoResearch and Industry and NanoBiology market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Thirteen Weeks Ended
	April 1, 2007		April 2, 2006
NanoElectronics	$56,535	38.2%	$39,692	35.3%
NanoResearch and Industry	49,238	33.3%	35,332	31.5%
NanoBiology	10,656	7.2%	10,098	9.0%
Service and Components	31,530	21.3%	27,144	24.2%
	$147,959	100.0%	$112,266	100.0%

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

The NanoResearch and Industry market is also affected by overall economic conditions, but is not as cyclical as the NanoElectronics market. However, NanoResearch and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary or economic constraints.

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

Our sales cycle also extends in situations where the sale involves developing new applications for a system or technology. As a result of these and a number of other factors that could influence sales cycles with particular customers, the period between initial contact with a potential customer and the time when we recognize revenue from that customer, if we ever do, may vary widely.

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

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers’ changing needs and emerging technological trends, to complete engineering and development projects in a timely manner and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will result in products that the market will accept. For example, we have invested substantial resources in our new Titan scanning transmission electron microscope (“S/TEM”), and further engineering and development will be required to take full advantage of this new S/TEM platform. If the completion of further development is delayed, potential revenue growth could be deferred or may not happen at all.

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

Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 60% and 65%, respectively, of our revenues in the quarter ended April 1, 2007 and the year ended December 31, 2006 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

Moreover, we operate in 50 countries, 29 with a direct presence and an additional 21 via sales agents. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore, maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.

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

Our success depends in large part on the protection of our proprietary rights. We incur significant costs to obtain and maintain patents and defend our intellectual property. We also rely on the laws of the U.S. and other countries where we develop, manufacture or sell products to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights.

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 60% and 65%, respectively, of our sales from foreign countries in the quarter ended April 1, 2007 and the year ended December 31, 2006. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. As of April 1, 2007, we had total convertible long-term debt of approximately $195.9 million due in 2008 and $115.0 million due in 2013. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•                  our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•                  our shareholders would be diluted if we elect to settle all or a portion of our zero coupon convertible notes in shares, up to a maximum aggregate of 5,528,527 shares of our common stock, upon the bondholders’ election to convert the notes once certain stock price metrics are met. These shares were included in our diluted share count for the first quarters of 2007 and 2006;

•                  our shareholders would be diluted if holders of all or a portion of our 5.5% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 926,534 shares of our common stock;

•                  our shareholders would be diluted if holders of all or a portion of our 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,918,395 shares of our common stock. These shares were included in our diluted share count for the first quarter of 2007;

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

As of April 1, 2007, we had cash, cash equivalents and short-term investments of $402.9 million. Some of those amounts are required for ongoing operations. In addition, if the convertible debt securities do not convert to common stock, we would expect to use a portion of those funds to repay debt maturities in 2008.

Due to our extensive international operations and sales, we are exposed to foreign currency exchange rate risks that could adversely affect our revenues, gross margins and results of operations.

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the quarter ended April 1, 2007 and the year ended December 31, 2006, approximately 20 to 30% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluation in 2005, we recorded charges totaling $0.5 million in other income (expense) related to hedge dedesignations and ineffectiveness. We did not record any charges for hedge dedesignations or ineffectiveness in the first quarter of 2007 or in 2006. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

We also enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $0.9 million in the first quarter of 2007 and $1.9 million in 2006.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would impact our financial position.

As a corporation with operations both in the U.S. and abroad, we are subject to income taxes in both the U.S. and various foreign jurisdictions. Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following factors, among others:

•                  the effects of a mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•                  our ability to utilize recorded deferred tax assets;

•                  changes in uncertain tax positions, interest or penalties resulting from tax audits; and

•                  changes in tax laws or the interpretation of such laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the U.S. and various foreign jurisdictions.

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

Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. In 2005, we abandoned the implementation of a new ERP software system.

In lieu of the abandoned project, we have undertaken to update and upgrade certain components of our existing system and to add additional functionality. Updating our existing system presents the potential for additional difficulties. Moreover, if the existing system, as updated, is not sufficient to meet our needs, it could adversely affect our ability to do the following in a timely manner: manage and replenish inventory; fulfill and process orders; manufacture and ship products in a timely manner; invoice and collect receivables; place purchase orders and pay invoices; coordinate sales and marketing activities; prepare our financial statements and manage our accounting systems and controls; and otherwise carry on our business in the ordinary course. Any such disruption could adversely affect our business, prospects, financial condition and results of operations. Moreover, difficulties arising from the ERP system could result in a failure of our internal control over financial reporting, which, in turn, could result in a material weakness and a qualified report from our independent registered public accounting firm.

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

We have undertaken restructuring plans to bring operational expenses to appropriate levels for our business. In 2005, we took significant restructuring charges in connection with the closing of our Peabody, Massachusetts plant and otherwise. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the U.S., particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales and service employees and engineers.

Changes in accounting pronouncements or taxation rules or practices may affect how we conduct our business.

Changes in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. New rules, changes to existing rules, if any, or the questioning of current practices may adversely affect our reported financial results or change the way we conduct our business.

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

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)
3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)
3.3	Amended and Restated Bylaws, as amended on August 17, 2006.(3)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(1)                                  Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)                                  Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)                                  Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: May 4, 2007	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)