Form 10-Q
period 2007-07-01
FEI CO
filed 2007-08-02
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

The number of shares of common stock outstanding as of July 31, 2007 was 39,161,781.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 1, 2007	December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$122,590	$110,656
Short-term investments in marketable securities	296,343	234,202
Short-term restricted cash	8,748	20,172
Receivables, net of allowances for doubtful accounts of $3,196 and $4,181	169,544	144,955
Inventories	123,788	97,470
Deferred tax assets	4,421	4,386
Other current assets	35,345	33,474
Total Current Assets	760,779	645,315

Non-current investments in marketable securities	12,587	34,900
Long-term restricted cash	5,257	6,131
Property, plant and equipment, net of accumulated depreciation of $69,547 and $68,420	62,494	60,394
Purchased technology, net of accumulated amortization of $42,488 and $41,568	3,651	4,494
Goodwill	40,891	40,900
Deferred tax assets	9,819	542
Non-current service inventories	39,689	37,920
Other assets, net	14,194	7,483
Total Assets	$949,361	$838,079

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$53,388	$45,118
Accrued payroll liabilities	17,816	20,736
Accrued warranty reserves	6,884	5,716
Accrued agent commissions	7,356	6,175
Deferred revenue	57,588	48,992
Income taxes payable	5,917	9,203
Accrued restructuring, reorganization, relocation and severance	672	2,439
Other current liabilities	30,005	29,276
Total Current Liabilities	179,626	167,655

Convertible debt	310,882	310,882
Deferred tax liabilities	3,576	4,062
Other liabilities	27,999	5,572

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 36,184 and 34,052 shares issued and outstanding, no par value	389,517	348,479
Accumulated deficit	(2,851)	(36,041)
Accumulated other comprehensive income	40,612	37,470
Total Shareholders’ Equity	427,278	349,908
Total Liabilities and Shareholders’ Equity	$949,361	$838,079

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net Sales:
Products	$116,963	$82,478	$232,995	$167,578
Products - related party	193	568	590	590
Service and components	31,289	27,684	62,738	54,263
Service and components - related party	110	609	191	1,174
Total net sales	148,555	111,339	296,514	223,605

Cost of Sales:
Products	63,140	46,492	125,303	92,158
Service and components	23,658	19,991	45,711	40,841
Total cost of sales	86,798	66,483	171,014	132,999

Gross Profit	61,757	44,856	125,500	90,606

Operating Expenses:
Research and development	15,978	14,150	31,469	27,509
Selling, general and administrative	30,172	23,985	59,746	47,337
Merger costs	—	32	—	484
Amortization of purchased technology	443	545	883	1,086
Asset impairment	—	—	—	465
Restructuring, reorganization, relocation and severance	168	824	(404)	12,387
Total operating expenses	46,761	39,536	91,694	89,268

Operating Income	14,996	5,320	33,806	1,338

Other Income (Expense):
Interest income	5,684	3,089	9,972	5,333
Interest expense	(2,097)	(1,569)	(4,073)	(3,227)
Other, net	(457)	(526)	(1,572)	(909)
Total other income, net	3,130	994	4,327	1,197

Income from continuing operations before income taxes	18,126	6,314	38,133	2,535
Income tax expense	4,095	2,305	9,172	3,702
Income (loss) from continuing operations	14,031	4,009	28,961	(1,167)
Income from discontinued operations, net of income tax	—	90	127	45
Net income (loss)	$14,031	$4,099	$29,088	$(1,122)

Basic income (loss) per share from continuing operations	$0.39	$0.12	$0.82	$(0.03)
Basic income per share from discontinued operations	—	—	0.01	—
Basic net income (loss) per share	$0.39	$0.12	$0.83	$(0.03)

Diluted income (loss) per share from continuing operations	$0.33	$0.11	$0.68	$(0.03)
Diluted income per share from discontinued operations	—	—	0.01	—
Diluted net income (loss) per share	$0.33	$0.11	$0.69	$(0.03)

Shares used in per share calculations:
Basic	35,742	33,770	35,149	33,819
Diluted	46,471	39,691	45,889	33,819

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net income (loss)	$14,031	$4,099	$29,088	$(1,122)
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	2,340	8,913	3,906	13,009
Change in unrealized loss on available-for-sale securities	46	135	253	193
Change in minimum pension liability, net of taxes	10	—	238	—
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(141)	1,885	(157)	2,975
Reclassification to net income of previously deferred gains related to hedge derivatives instruments	(590)	—	(1,098)	—
Comprehensive income	$15,696	$15,032	$32,230	$15,055

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006

Cash flows from operating activities:
Net income (loss)	$29,088	$(1,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,546	6,759
Amortization	1,417	2,478
Stock-based compensation	3,986	9,584
Asset impairments and write-offs of property, plant and equipment and other assets	—	465
Gain on disposals of investments, property, plant and equipment and intangible assets	(3)	(45)
Write-off of deferred bond offering costs	—	404
Income taxes receivable (payable), net	11,167	167
Deferred income taxes	(9,856)	674
Gain from disposal of discontinued operations	(127)	—
(Increase) decrease in:
Receivables	(23,491)	(20,281)
Inventories	(27,107)	1,313
Other assets	3,331	(4,898)
Increase (decrease) in:
Accounts payable	7,716	2,085
Accrued payroll liabilities	(3,463)	3,663
Accrued warranty reserves	1,130	305
Deferred revenue	7,546	1,217
Accrued restructuring,reorganization, relocation and severance costs	(1,786)	(858)
Other liabilities	(723)	2,023
Net cash provided by operating activities	5,371	3,933

Cash flows from investing activities:
Decrease (increase) in restricted cash	12,636	(11,957)
Acquisition of property, plant and equipment	(6,109)	(2,457)
Proceeds from disposal of property, plant and equipment	4	13
Purchase of investments in marketable securities	(124,064)	(86,897)
Redemption of investments in marketable securities	85,050	124,547
Investment in unconsolidated affiliate	—	(648)
Other	(99)	(99)
Net cash (used by) provided by investing activities	(32,582)	22,502

Cash flows from financing activities:
Redemption of 5.5% convertible notes	—	(29,118)
Issuance of 2.875% convertible notes, net of offering costs	—	111,868
Repurchase of common stock	—	(11,075)
Witholding taxes paid by Company on issuance of vested restricted stock units	(259)	—
Proceeds from exercise of stock options and employee stock purchases	36,911	6,657
Net cash provided by financing activities	36,652	78,332

Effect of exchange rate changes	2,493	4,607
Increase in cash and cash equivalents	11,934	109,374

Cash and cash equivalents:
Beginning of period	110,656	58,766
End of period	$122,590	$168,140

Supplemental Cash Flow Information:
(Refunds received) cash paid for taxes, net	$(4,879)	$4,516
Cash paid for interest	3,242	2,372
Notes payable issued to acquire intangible assets	4,014	—

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and twenty-six weeks ended July 1, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

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

3.             STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 9,500,000 shares and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares. At July 1, 2007, there were 2,121,016 shares available for grant under these plans and 5,342,449 shares of our common stock were reserved for issuance. Total shares available for grant under the 1995 Plan have been reduced by 175,000 for grants of 75,000 restricted stock units (“RSUs”) and 100,000 options that were made outside the 1995 Plan in connection with the hiring of our new President and Chief Executive Officer in 2006. No new stock-based awards were issued outside of our plans during the thirteen or twenty-six week periods ended July 1, 2007.

Certain information regarding all options outstanding as of July 1, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	2,646,404	2,275,404
Weighted average exercise price	$23.14	$23.75
Aggregate intrinsic value	$25.4 million	$20.6 million
Weighted average remaining contractual term	4.4 years	4.1 years

Restricted shares and RSUs outstanding, including awards issued within and outside of the 1995 Plan, totaled 575,029 at July 1, 2007.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cost of sales	$166	$202	$377	$399
Research and development	190	220	405	448
Selling, general and administrative	1,723	822	3,204	1,647
Restructuring, reorganization, relocation and CEO severance	—	—	—	7,090
	$2,079	$1,244	$3,986	$9,584

As of July 1, 2007, unrecognized stock-based compensation related to outstanding but unvested stock options, restricted shares and RSUs was $16.5 million, which will be recognized over the weighted average remaining vesting period of 1.7 years.

4.             AMENDMENT OF 1995 STOCK INCENTIVE PLAN

At our annual meeting, which was held on May 17, 2007, our shareholders approved an amendment to our 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 9,000,000 to 9,500,000.

5.             AMENDMENT OF EMPLOYEE SHARE PURCHASE PLAN

At our annual meeting, which was held on May 17, 2007, our shareholders approved an amendment to our 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 1,950,000 to 2,450,000.

6.             RECLASSIFICATIONS

Reclassifications related to our discontinued operations were made to the prior period financial statements to conform to the current period presentation.

7.             EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS from continuing operations are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for basic EPS and diluted EPS from continuing operations (in thousands, except per share amounts):

	Thirteen Weeks Ended July 1, 2007			Thirteen Weeks Ended July 2, 2006
	Income from			Income from
	Continuing		Per Share	Continuing		Per Share
	Operations	Shares	Amount(1)	Operations	Shares	Amount(1)
Basic EPS	$14,031	35,742	$0.39	$4,009	33,770	$0.12
Effect of zero coupon convertible subordinated notes	242	5,529	(0.05)	242	5,529	(0.01)
Dilutive effect of 2.875% convertible subordinated notes	939	3,918	(0.01)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	841	(0.01)	—	119	—
Dilutive effect of restricted shares	—	256	—	—	88	—
Dilutive effect of shares issuable to Philips	—	185	—		185
Diluted EPS	$15,212	46,471	$0.33	$4,251	39,691	$0.11

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—			—
Convertible Debt		927			4,888

	Twenty-Six Weeks Ended July 1, 2007			Twenty-Six Weeks Ended July 2, 2006
	Income from			Loss from
	Continuing		Per Share	Continuing		Per Share
	Operations	Shares	Amount(1)	Operations	Shares	Amount(1)
Basic EPS	$28,961	35,149	$0.82	$(1,167)	33,819	$(0.03)
Effect of zero coupon convertible subordinated notes	484	5,529	(0.10)	—	—	—
Dilutive effect of 2.875% convertible subordinated notes	1,878	3,918	(0.02)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	816	(0.01)	—	—	—
Dilutive effect of restricted shares	—	292	—	—	—	—
Dilutive effect of shares issuable to Philips	—	185	—	—	—	—
Diluted EPS	$31,323	45,889	$0.68	$(1,167)	33,819	$(0.03)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—			5,231
Convertible Debt		927			10,417

(1) Amounts may not add due to rounding.

8.             CREDIT FACILITIES

We maintain a $30.0 million uncommitted bank borrowing facility in the U.S. (and outside the U.S. for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. The facility contains certain financial covenants requiring us to maintain a minimum cash and investment balance, which we were in compliance with at July 1, 2007. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At July 1, 2007, a total of $25.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At July 1, 2007, we had $20.5 million of these guarantees and letters of credit outstanding, of which approximately $14.0 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

Inventories consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Raw materials and assembled parts	$44,143	$28,475
Service inventories, estimated current requirements	16,303	15,237
Work-in-process	44,554	35,459
Finished goods	18,788	18,299
Total inventories	$123,788	$97,470

Non-current service inventories	$39,689	$37,920

Non-service inventory valuation adjustments totaled $0.4 million and $0.7 million, respectively, during the thirteen and twenty-six week periods ended July 1, 2007 and were insignificant during the thirteen and twenty-six week periods ended July 2, 2006. Provision for service inventory valuation adjustments totaled $1.0 million and $2.0 million, respectively, during the thirteen and twenty-six week periods ended July 1, 2007 and $0.7 million and $2.4 million, respectively, during the comparable periods of 2006.

10.          GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006
Balance, beginning of period	$40,900	$40,902
Adjustments to goodwill	(9)	(54)
Balance, end of period	$40,891	$40,848

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At July 1, 2007 and December 31, 2006, our other intangible assets included purchased technology, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	July 1, 2007	December 31, 2006
Purchased technology	5 to 12 years	$46,139	$46,062
Accumulated amortization		(42,488)	(41,568)
		$3,651	$4,494

Patents, trademarks and other	2 to 15 years	$6,948	$3,118
Accumulated amortization		(1,971)	(2,034)
		4,977	1,084

Note issuance costs	5 to 7 years	13,891	13,887
Accumulated amortization		(9,994)	(9,175)
		3,897	4,712
Total intangible assets included in other long-term assets		$8,874	$5,796

Amortization expense, excluding note issuance cost write-offs, was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006
Purchased technology	$883	$1,086
Capitalized software	—	104
Patents, trademarks and other	225	265
Note issuance costs	819	1,106
	$1,927	$2,561

Expected amortization is as follows over the next five years and thereafter (in thousands):

		Patents,	Note
	Purchased Technology	Trademarks and Other	Issuance Costs
Remainder of 2007	$886	$547	$820
2008	1,772	814	1,083
2009	627	720	452
2010	366	715	452
2011	—	656	452
Thereafter	—	1,525	638
	$3,651	$4,977	$3,897

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

The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006
Balance, beginning of period	$5,716	$5,193
Reductions for warranty costs incurred	(6,658)	(6,081)
Warranties issued	7,904	6,496
Translation and other items	(78)	48
Balance, end of period	$6,884	$5,656

12.          RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

The $0.4 million net reversal of restructuring, reorganization, relocation and severance costs in the twenty-six week period ended July 1, 2007 related to changes in estimates related to our ability to sublease certain facilities we are no longer utilizing.

The following table summarizes the charges, expenditures and write-offs and adjustments in the twenty-six week period ended July 1, 2007 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

	Beginning	Credited to		Write-Offs	Ending
Twenty-Six Weeks Ended July 1, 2007	Accrued Liability	Expense, Net	Expenditures	and Adjustments	Accrued Liability
Severance, outplacement and related benefits for terminated employees	$178	$(38)	$(141)	$1	$—
Abandoned leases, leasehold improvements and facilities	2,261	(366)	(1,239)	16	672
	$2,439	$(404)	$(1,380)	$17	$672

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

13.          INCOME TAXES

We recorded a tax provision of approximately $4.1 million and $9.2 million for the thirteen and twenty-six week periods ended July 1, 2007. The provision consisted primarily of taxes accrued in foreign jurisdictions reduced by a tax benefit for valuation allowance released against deferred tax assets utilized to offset income earned in the U.S.  We continue to record a valuation allowance against remaining U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

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

During the thirteen and twenty-six week periods ended July 1, 2007, unrecognized tax benefits increased $2.9 million and $3.7 million, respectively, including $0.1 million and $0.4 million, respectively, of interest and penalties, as a result of tax positions taken in current and prior periods. Unrecognized tax benefits decreased by approximately $0.3 million as a result of the lapse of applicable statutes of limitations in the thirteen and twenty-six weeks ended July 1, 2007. We anticipate no significant changes in unrecognized tax benefits in the next 12 months as the result of examinations or lapse of statutes of limitation.

Current and non-current liability components of unrecognized tax benefits at July 1, 2007 were classified on the balance sheet as follows (in thousands):

July 1, 2007
Other current liabilities	$(320)
Other liabilities	(21,011)
Unrecognized tax benefits	$(21,331)

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of July 1, 2007:

Jurisdiction	Open Tax Years
U.S.	2000 and forward
The Netherlands	2002 and forward
Czech Republic	2004 and forward

Deferred tax assets, net of valuation allowances for U.S. deferred tax assets, of $10.3 million and $0.5 million, respectively, as of July 1, 2007 and December 31, 2006 were as follows (in thousands):

	July 1, 2007	December 31, 2006
Deferred tax assets – current	$4,421	$4,386
Deferred tax assets – non-current	9,819	542
Other current liabilities	(413)	(351)
Deferred tax liabilities – non-current	(3,576)	(4,062)
Net deferred tax assets	$10,251	$515

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

14.          RELATED PARTY AND OTHER ACTIVITY

Until December 2006, Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics N.V., owned approximately 25% of our common stock and was considered a related party. In addition to sales to Philips, we have sold products and services to LSI Corporation, Applied Materials, Inc. and Nanosys, Inc. A director of Applied Materials, the former Chairman and Chief Executive Officer of LSI and the former Executive Chairman of Nanosys are all members of our Board of Directors. In addition, our Chief Financial Officer is currently on the board of directors of another customer of ours, Cascade Microtech, Inc.

Sales to Philips (while they were a related party in 2006), Applied Materials, LSI, Nanosys and Cascade Microtech, Inc. were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Product sales:
Philips	$—	$568	$—	$590
Applied Materials	193	—	590	—
LSI Logic	—	—	—	—
Total product sales	193	568	590	590

Service and component sales:
Philips	$—	$479	$—	$926
Applied Materials	104	76	185	156
LSI Logic	—	49	—	82
Nanosys	—	5	—	10
Cascade Microtech	6	—	6	—
Total service and component sales	110	609	191	1,174
Total sales to related parties	$303	$1,177	$781	$1,764

As of July 1, 2007, Applied Materials owed us $112,000 related to its purchases.

15.          COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $62.8 million at July 1, 2007. These commitments expire at various times through the first quarter of 2008.

16.          SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

We report our segments based on a market-focused organization. Our segments are: NanoElectronics, NanoResearch and Industry, NanoBiology and Service and Components.

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended July 1, 2007	NanoElectronics	NanoResearch and Industry	NanoBiology	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$61,068	$45,924	$10,164	$31,399	$—	$148,555
Gross profit	31,810	18,219	3,987	7,741	—	61,757

Thirteen Weeks Ended July 2, 2006
Sales to external customers	$38,851	$36,802	$7,393	$28,293	$—	$111,339
Gross profit	18,542	15,286	2,726	8,302	—	44,856

Twenty-Six Weeks Ended July 1, 2007
Sales to external customers	$117,603	$95,162	$20,820	$62,929	$—	$296,514
Gross profit	61,609	38,154	8,519	17,218	—	125,500

Twenty-Six Weeks Ended July 2, 2006
Sales to external customers	$78,543	$72,134	$17,491	$55,437	$—	$223,605
Gross profit	38,406	30,183	7,421	14,596	—	90,606

July 1, 2007
Total assets	$139,772	$104,858	$23,182	$131,072	$550,477	$949,361

December 31, 2006
Total assets	$93,987	$105,329	$20,198	$111,677	$506,888	$838,079

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

No customer represented 10% or more of our total sales in the thirteen or twenty-six week periods ended July 1, 2007 or July 2, 2006.

17.          NEW ACCOUNTING PRONOUNCEMENTS

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

The NanoBiology market includes universities and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech, medical device and hospital companies. Our products’ ultra-high resolution imaging allows cell biologists and drug researchers to create detailed 3D reconstructions of complex biological structures. Our products are also used in particle analysis and a range of pathology and quality control applications.

Overview

Net sales increased to $148.6 million in the second quarter of 2007 compared to $148.0 million in the first quarter of 2007 and $111.3 million in the second quarter of 2006. This was the highest quarterly revenue total in our history. Revenue growth was led by our TEM line and our small-stage DualBeam systems. By market, our revenue growth, when compared with the second quarter of 2006, came from each of our segments, and from NanoElectronics when compared with the first quarter of 2007.

Bookings in the second quarter of 2007 were $136.2 million, compared with $152.6 million in the first quarter of 2007 and $132.5 million in the second quarter of 2006. Growth in bookings compared with the second quarter of 2006 came from our NanoBiology and Service and Components segments, partially offset by small declines in our NanoElectronics and NanoResearch and Industry segments. Compared with the first quarter of 2007, growth in our NanoBiology segment was offset by declines in our other segments.

As of July 1, 2007, our product and Service and Components backlog were $240.7 million and $57.5 million, respectively, compared to $259.1 million and $46.8 million at December 31, 2006. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts.  Of our total backlog at July 1, 2007, approximately 90% is expected to be shippable within 12 months and approximately 10% - 15% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. For example, an order from a major Canadian university that was announced in 2006, and was planned to ship in the first quarter of 2007, is now expected to ship in the fourth quarter of 2007. For these and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Financial results for the twenty-six week period ended July 1, 2007 were affected by a net reversal of $0.4 million of restructuring, reorganization, relocation and severance costs related to our ability to sublease certain facilities that we are no longer using. In addition, we had a $0.5 million gain on the sale of a minority interest in a small technology company. Offsetting these items, was $0.7 million in expense to resolve two customer issues relating to older products.

Outlook for the Remainder of 2007

Our outlook for the second half of 2007 is for growth in bookings compared with the first two quarters of 2007. We expect strength in the NanoResearch and Industry market, while NanoElectronics bookings are expected to be level or potentially down, largely because of a cyclical decline in that market. We also expect a normal seasonal decline in revenue for the third quarter of 2007 compared with the second quarter of 2007, although we expect that revenue will be substantially above the third quarter of 2006. We also expect a sequential seasonal increase in revenue in the fourth quarter of 2007, along with margin and earnings improvement.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. As discussed below and in Note 13 to the Consolidated Financial Statements included herein, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Other than this change, which occurred during the first quarter of 2007, there have been no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1)		Thirteen Weeks Ended(1)
	July 1, 2007		July 2, 2006
Net sales	$148,555	100.0%	$111,339	100.0%
Cost of sales	86,798	58.4	66,483	59.7
Gross profit	61,757	41.6	44,856	40.3
Research and development	15,978	10.8	14,150	12.7
Selling, general and administrative	30,172	20.3	23,985	21.5
Merger costs	—	—	32	—
Amortization of purchased technology	443	0.3	545	0.5
Restructuring, reorganization, relocation and severance costs	168	0.1	824	0.7
Operating income	14,996	10.1	5,320	4.8
Other income, net	3,130	2.1	994	0.9
Income from continuing operations before income taxes	18,126	12.2	6,314	5.7
Income tax expense	4,095	2.8	2,305	2.1
Income from continuing operations	14,031	9.4	4,009	3.6
Income from discontinued operations, net of tax	—	—	90	0.1
Net income	$14,031	9.4%	$4,099	3.7%

	Twenty-Six Weeks Ended(1)		Twenty-Six Weeks Ended(1)
	July 1, 2007		July 2, 2006
Net sales	$296,514	100.0%	$223,605	100.0%
Cost of sales	171,014	57.7	132,999	59.5
Gross profit	125,500	42.3	90,606	40.5
Research and development	31,469	10.6	27,509	12.3
Selling, general and administrative	59,746	20.1	47,337	21.2
Merger costs	—	—	484	0.2
Amortization of purchased technology	883	0.3	1,086	0.5
Asset impairment	—	—	465	0.2
Restructuring, reorganization, relocation and severance costs	(404)	(0.1)	12,387	5.5
Operating income	33,806	11.4	1,338	0.6
Other income, net	4,327	1.5	1,197	0.5
Income from continuing operations before income taxes	38,133	12.9	2,535	1.1
Income tax expense	9,172	3.1	3,702	1.7
Income (loss) from continuing operations	28,961	9.8	(1,167)	(0.5)
Income from discontinued operations, net of tax	127	—	45	—
Net income (loss)	$29,088	9.8%	$(1,122)	(0.5)%

(1)  Percentages may not add due to rounding.

Net sales increased $37.3 million, or 33.4%, to $148.6 million, in the thirteen weeks ended July 1, 2007 (the second quarter of 2007) compared to $111.3 million in the thirteen weeks ended July 2, 2006 (the second quarter of 2006). Net sales increased $72.9 million, or 32.6%, to $296.5 million in the twenty-six week period ended July 1, 2007 compared to $223.6 million in the twenty-six week period ended July 2, 2006. These increases reflect increases in all of our segments as described more fully below.

Net Sales by Market Segment

Net sales include sales in the NanoElectronics market, the NanoResearch and Industry market, the NanoBiology market and the Service and Components market.  Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	July 1, 2007		July 2, 2006
NanoElectronics	$61,068	41.1%	$38,851	34.9%
NanoResearch and Industry	45,924	30.9%	36,802	33.1%
NanoBiology	10,164	6.9%	7,393	6.6%
Service and Components	31,399	21.1%	28,293	25.4%
	$148,555	100.0%	$111,339	100.0%

	Twenty-Six Weeks Ended
	July 1, 2007		July 2, 2006
NanoElectronics	$117,603	39.7%	$78,543	35.1%
NanoResearch and Industry	95,162	32.1%	72,134	32.3%
NanoBiology	20,820	7.0%	17,491	7.8%
Service and Components	62,929	21.2%	55,437	24.8%
	$296,514	100.0%	$223,605	100.0%

NanoElectronics

The $22.2 million, or 57.2%, increase and the $39.1 million, or 49.7%, increase, respectively, in NanoElectronics sales in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 were due to increases in the number of TEM, data storage and small-stage DualBeam system units sold. We expect sales in the NanoElectronics segment to moderate in the second half of 2007 as a cyclical decline in industry capital spending will likely be partially offset by customer spending on equipment for new process development, including finer line widths.

NanoResearch and Industry

The $9.1 million, or 24.8%, increase and the $23.0 million, or 31.9%, increase, respectively, in NanoResearch and Industry sales in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 were due primarily to increases in the number of SEM and small-stage DualBeam system units sold as nanotechnology research continues to gain strength. In addition, we have seen strong customer demand for our high-end TEMs, including the Titan, and other new SEM and small-stage DualBeam products introduced in the last two years.

NanoBiology

The $2.8 million, or 37.5%, increase and the $3.3 million, or 19.0%, increase, respectively, in NanoBiology sales in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 were due primarily to an increase in the number of TEM units sold, partially offset by a shift in mix to lower priced units. NanoBiology is an emerging market for our equipment, and a significant portion of the tools we sell in this market have relatively high per unit prices. As a result, quarter-to-quarter growth rates in this market are likely to fluctuate, although we expect long-term growth.

Service and Components

The $3.1 million, or 11.0%, increase and the $7.5 million, or 13.5%, increase, respectively, in Service and Components sales in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 were due primarily to a larger installed base and the fact that the installed base has newer, higher-priced tools, which typically carry higher-priced service contracts. Component sales include sales of individual components as well as equipment refurbishment and were relatively flat in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006.

Net Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue.  The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
North America	$59,127	39.8%	$30,915	27.8%	$120,784	40.7%	$73,707	33.0%
Europe	52,693	35.5%	47,045	42.2%	92,721	31.3%	85,751	38.3%
Asia-Pacific Region	36,735	24.7%	33,379	30.0%	83,009	28.0%	64,147	28.7%
	$148,555	100.0%	$111,339	100.0%	$296,514	100.0%	$223,605	100.0%

North America

The $28.2 million, or 91.3%, increase and the $47.1 million, or 63.9%, increase, respectively, in sales to North America in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 were primarily due to improved sales efforts in North America in the first two quarters of 2007 following the reorganization of our sales management team in North America in 2005, as well as a generally strong market for our tools.

Europe

The $5.6 million, or 12.0%, increase and the $7.0 million, or 8.1%, increase, respectively, in sales to Europe in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 were primarily due to the timing and the mix of shipments, primarily within NanoResearch and Industry and NanoBiology. Several nanoresearch centers are being developed in the European region. We are also focusing on increasing the number of indirect sales agents and distributors within Europe, which has contributed to the increases.

Asia-Pacific Region

The $3.4 million, or 10.1%, increase and the $18.9 million, or 29.4%, increase, respectively, in sales to the Asia-Pacific region in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 were primarily due to higher NanoElectronics unit sales, primarily in China and South Korea. We are also realizing initial benefits from our investment in additional sales and service resources in 2007 in the Asia-Pacific region.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
NanoElectronics	52.1%	47.7%	52.4%	48.9%
NanoResearch and Industry	39.7%	41.5%	40.1%	41.8%
NanoBiology	39.2%	36.9%	40.9%	42.4%
Service and Components	24.7%	29.3%	27.4%	26.3%
Overall	41.6%	40.3%	42.3%	40.5%

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. We see five primary drivers affecting gross margin: product mix (including the effect of price competition), volume, cost reduction efforts, competitive pricing pressure and currency fluctuations.

Cost of sales increased $20.3 million, or 30.6%, to $86.8 million in the thirteen week period ended July 1, 2007 compared to $66.5 million in the thirteen week period ended July 2, 2006 and increased $38.0 million, or 28.6%, to $171.0 million in the twenty-six week period ended July 1, 2007 compared to $133.0 million in the twenty-six week period ended July 2, 2006. These increases were primarily due to the increases in revenue as discussed above, although cost of sales as a percentage of revenue decreased slightly.

NanoElectronics

The increases in NanoElectronics gross margins in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 were due primarily to the sale of more higher-end systems, such as the data storage Certus DualBeam product and higher-end TEM units.

NanoResearch and Industry

The decreases in NanoResearch and Industry gross margins in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 were primarily due to a shift in product mix within our small-stage DualBeam and SEM systems, pricing pressure on our SEM systems and additional expense to resolve two customer issues relating to older products.

NanoBiology

The increase in the NanoBiology gross margin in the thirteen week period ended July 1, 2007 compared to the same period of 2006 was primarily due to the sale of more TEM products, which have higher gross margins than other products within this segment. The decrease in NanoBiology gross margins in the twenty-six week period ended July 1, 2007 compared to the same period of 2006 was primarily due to a shift in product mix within our lower margin TEM and SEM systems and pricing pressures.

Service and Components

The decrease in the Service and Components gross margin in the thirteen week period ended July 1, 2007 compared to the same period of the prior year was primarily due to increased headcount in anticipation of higher sales and the need for more technicians for system installations and increased travel costs. This decrease was offset in the twenty-six week period ended July 1, 2007 compared to the same period of 2006 due to higher revenues from a larger installed base.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs increased $1.8 million to $16.0 million (10.8% of net sales) in the thirteen week period ended July 1, 2007 compared to $14.2 million (12.7% of net sales) in the thirteen week period ended July 2, 2006 and increased $4.0 million to $31.5 million (10.6% of net sales) in the twenty-six week period ended July 1, 2007 compared to $27.5 million (12.3% of net sales) in the twenty-six week period ended July 2, 2006.

R&D costs are reported net of subsidies as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Gross spending	$16,935	$15,237	$33,353	$29,602
Less subsidies	(957)	(1,087)	(1,884)	(2,093)
Net expense	$15,978	$14,150	$31,469	$27,509

The increases in R&D costs were due to a $0.4 million and $1.7 million increase, respectively, in project spending in North America and Europe in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006. The increase in the twenty-six week period included a charge of $0.6 million related to the cancellation of a certain project. In addition, labor and related costs increased $1.6 million and $2.3 million, respectively, over the prior year’s comparable periods due to headcount additions, increased contractors, annual pay raises and increased bonus accruals.

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

SG&A costs increased $6.2 million to $30.2 million (20.3% of net sales) in the thirteen week period ended July 1, 2007 compared to $24.0 million (21.5% of net sales) in the thirteen week period ended July 2, 2006 and increased $12.4 million to $59.7 million (20.1% of net sales) in the twenty-six week period ended July 1, 2007 compared to $47.3 million (21.2% of net sales) in the twenty-six week period ended July 2, 2006.

The increases in SG&A costs were due primarily to a $3.7 million and an $8.4 million increase, respectively, in labor and related costs due to increased headcount and increased commissions as a result of higher sales in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006. In addition, travel and entertainment increased $0.6 million and $1.0 million, respectively, due to increased costs related to our annual sales meeting. Agent commissions increased $0.7 million and $0.9 million, respectively, for the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006, due to increased sales through independent agents. In addition, stock-based compensation increased $0.9 million and $1.6 million, respectively, in the thirteen and twenty-six week periods ended July 1, 2007 compared to the same periods of 2006 due to the addition of our new CEO in third quarter of 2006, which increased our stock-based compensation charges in the first half of 2007 compared to the first half of 2006.

Merger Costs

Merger costs of $32,000 and $0.5 million, respectively, in the thirteen and twenty-six week periods ended July 2, 2006 related to legal expenses and Board of Directors’ costs incurred for activities related to a merger proposal. The discussions related to the proposed transaction were terminated in the first quarter of 2006.

Amortization of Purchased Technology

Amortization of purchased technology was $0.4 million and $0.9 million, respectively, in the thirteen and twenty-six week periods ended July 1, 2007 compared to $0.5 million and $1.1 million, respectively, in the comparable periods of 2006. Our purchased technology balance at July 1, 2007 was $3.7 million and current amortization of purchased technology is approximately $0.4 million per quarter, which could increase if we acquire additional technology.

Asset Impairment

Asset impairment charges of $0.5 million in the twenty-six week period ended July 2, 2006 were primarily for the write-off of the remaining costs related to the abandonment of our enterprise resource planning system, which were incurred during the quarter.

Restructuring, Reorganization, Relocation and Severance

The $0.2 million expense and the net $0.4 million expense reversal, respectively, of restructuring, reorganization, relocation and severance costs in the thirteen and twenty-six week periods ended July 1, 2007 related to changes in estimates related to our ability to sublease certain facilities we are no longer utilizing.

Restructuring, reorganization, relocation and severance in the thirteen and twenty-six week periods ended July 2, 2006 included charges of $0.8 million and $3.1 million, respectively, for facilities and severance charges related to the closure of certain of our European field offices, closure of a research and development facility in Tempe, Arizona, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses.

Effective April 1, 2006, our Chairman, President and Chief Executive Officer (“CEO”) was terminated. Our CEO was a party to an existing Executive Severance Agreement dated February 1, 2002. In accordance with this agreement, in the first quarter of 2006, we recorded a charge of $9.3 million, of which $2.2 million related to the cash severance payments and $7.1 million related to the non-cash expense associated with the fair market value of modified stock options.

For information regarding the related accrued liability, see Note 12 of Condensed Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $5.7 million and $10.0 million in the thirteen and twenty-six week periods ended July 1, 2007, respectively, compared to $3.1 million and $5.3 million, respectively, in the comparable periods of 2006. These increases resulted from increases in our invested balances, primarily due to cash generated by operations, as well as from the net proceeds from our sale of $115.0 million principal amount of 2.875% convertible debt in May 2006.

Interest expense for both the 2007 and 2006 periods included interest expense related to our 5.5% convertible debt issued in August 2001. Interest expense also includes interest related to our $115.0 million principal amount of 2.875% convertible debt, which was issued in May 2006. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense.

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

Income Tax Expense

Our effective income tax rate in the thirteen and twenty-six week periods ended July 1, 2007 was 22.6% and 24.1%, respectively, and reflected taxes on foreign earnings plus accruals for unrecognized tax benefits and associated interest and penalties. This was offset by valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. during the period.

We adopted the provisions of Interpretation No. 48 in the first quarter of 2007 and, accordingly, increased the opening balance of retained earnings by $4.1 million to reflect those tax positions that are more likely than not to be sustained. As of July 1, 2007, unrecognized tax benefits were $21.3 million and related primarily to uncertainty surrounding intercompany pricing, permanent establishment and the capitalization of certain costs.  Approximately $10.4 million of the unrecognized tax benefits would impact the effective tax rate if recognized.

Income tax expense in the thirteen and twenty-six week periods ended July 2, 2006 represented taxes on foreign earnings. We did not record a tax benefit for our U.S. losses during the periods as we believed it was more likely than not that we would not be able to realize the benefit in future periods. Our assessment was principally based upon our historical losses in the U.S.

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

Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended July 2, 2006	Twenty-Six Weeks Ended July 2, 2006
Revenue	$1,809	$3,312
Pre-tax loss	(134)	(145)
Income tax expense	44	78

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of July 1, 2007 consisted of $427.7 million of cash, cash equivalents, short-term restricted cash and short-term investments, $12.6 million in non-current investments, $5.3 million of long-term restricted cash, $25.0 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2013. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for at least the next 12 months.

In the first two quarters of 2007, cash and cash equivalents and short-term restricted cash increased $0.5 million to $131.3 million as of July 1, 2007 from $130.8 million as of December 31, 2006 primarily as a result of $5.4 million provided by operations, $36.9 million of proceeds from the exercise of employee stock options and employee stock purchases and a $2.5 million favorable effect of exchange rate changes. These increases were partially offset by $6.1 million used for the purchase of property, plant and equipment and $39.0 million of net purchases of marketable securities.

Accounts receivable increased $24.5 million to $169.5 million as of July 1, 2007 from $145.0 million as of December 31, 2006, primarily due to increased sales in the second quarter of 2007 compared with the fourth quarter of 2006. The July 1, 2007 balance was also affected by a $1.1 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 104 days at July 1, 2007 compared to 94 days at December 31, 2006.

Inventories increased $26.3 million to $123.8 million as of July 1, 2007 compared to $97.5 million as of December 31, 2006. The increase primarily was due to purchasing of raw materials as sales continue to increase and higher levels of work in process, as well as an increase related to currency movements of approximately $1.8 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 3.0 times for the quarter ended July 1, 2007 and 3.2 times for the quarter ended July 2, 2006.

Other assets, net increased $6.7 million to $14.2 million as of July 1, 2007 compared to $7.5 million as of December 31, 2006 primarily due to increased lease receivables, increased taxes receivable and approximately $4.0 million of intangible asset additions.

Expenditures for property, plant and equipment of $6.1 million in the first two quarters of 2007 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, customer evaluation systems and R&D equipment for applications development. We estimate our total capital expenditures in 2007 to be approximately $25.0 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Accounts payable increased $8.3 million to $53.4 million as of July 1, 2007 compared to $45.1 million as of December 31, 2006. The increase resulted primarily from increased inventory purchases.

Accrued payroll liabilities decreased $2.9 million to $17.8 million as of July 1, 2007 compared to $20.7 million as of December 31, 2006. The decrease resulted primarily from the payment of 2006 bonuses in the first quarter of 2007, partially offset by new bonus accruals for 2007.

Other liabilities increased $22.4 million to $28.0 million as of July 1, 2007 compared to $5.6 million as of December 31, 2006. The increase resulted primarily from the adoption of Interpretation No. 48. Pursuant to Interpretation No. 48, previously unrecognized tax benefits of $9.1 million were reclassified from income taxes payable to other liabilities. Further, we increased deferred tax assets, taxes receivable and income tax expense with an offset to other liabilities in the amount of $11.9 million in the first two quarters of 2007.

We maintain a $30.0 million uncommitted bank borrowing facility in the U.S. (and outside the U.S. for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At July 1, 2007, a total of $25.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At July 1, 2007, we had $20.5 million of these guarantees and letters of credit outstanding, of which approximately $14.0 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. From time to time, we have experienced supply constraints with respect to electronic components manufactured by Neways Electronics, N.V., which in turn have delayed our product shipments. In the future, if our electronics suppliers are not able to meet our supply requirements, these constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, European Union restrictions governing the use of certain hazardous substances in electrical and electronic equipment (Restrictions on Hazardous Substances, or “RoHS,” regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Our business depends in large part on the capital expenditures of customers within our NanoElectronics, NanoResearch and Industry and NanoBiology market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Twenty-Six Weeks Ended
	July 1, 2007		July 2, 2006
NanoElectronics	$117,603	39.7%	$78,543	35.1%
NanoResearch and Industry	95,162	32.1%	72,134	32.3%
NanoBiology	20,820	7.0%	17,491	7.8%
Service and Components	62,929	21.2%	55,437	24.8%
	$296,514	100.0%	$223,605	100.0%

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

Our history shows that our revenues and bookings normally peak in the fourth quarter. Bookings are normally the lowest in the second quarter and revenues are normally lowest in the third quarter.

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

Because a significant part of our overall business is generated either directly or indirectly as a result of worldwide federal and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions, which are often unpredictable, may affect our revenues.

Political instability in key regions around the world coupled with the U.S. government’s commitment to military related expenditures put at risk federal discretionary spending, including spending on nanotechnology research programs and projects that are of particular importance to our business. Also, changes in U.S. Congressional appropriations practices could result in decreased funding for some of our customers. At the state and local levels, the need to compensate for reductions in federal matching funds, as well as financing of federal unfunded mandates, creates strong pressures to cut back on research expenditures as well. A potential reduction of federal funding may adversely affect our business.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 60% and 65%, respectively, of our revenues in the quarter ended July 1, 2007 and the year ended December 31, 2006 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 60% and 65%, respectively, of our sales from foreign countries in the quarter ended July 1, 2007 and the year ended December 31, 2006. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. As of July 1, 2007, we had total convertible long-term debt of approximately $195.9 million due in 2008 and $115.0 million due in 2013. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•      our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•      our shareholders would be diluted if we elect to settle all or a portion of our zero coupon convertible notes in shares, up to a maximum aggregate of 5,528,527 shares of our common stock, upon the bondholders’ election to convert the notes once certain stock price metrics are met. These shares were included in our diluted share count for the thirteen and twenty-six week periods ended July 1, 2007 and July 2, 2006;

•      our shareholders would be diluted if holders of all or a portion of our 5.5% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 926,534 shares of our common stock;

•      our shareholders would be diluted if holders of all or a portion of our 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,918,395 shares of our common stock. These shares were included in our diluted share count for the thirteen and twenty-six week periods ended July 1, 2007 and July 2, 2006;

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

As of July 1, 2007, we had cash, cash equivalents and short-term investments of $418.9 million. Some of those amounts are required for ongoing operations. In addition, if the convertible debt securities do not convert to common stock, we would expect to use a portion of those funds to repay debt maturities in 2008.

Due to our extensive international operations and sales, we are exposed to foreign currency exchange rate risks that could adversely affect our revenues, gross margins and results of operations.

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the twenty-six week period ended July 1, 2007 and the year ended December 31, 2006, approximately 25 to 35% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluation in 2005, we recorded charges totaling $0.5 million in other income (expense) related to hedge dedesignations and ineffectiveness. We did not record any charges for hedge dedesignations or ineffectiveness in the first two quarters of 2007 or in 2006. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

We also enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $1.9 million in the twenty-six week period ended July 1, 2007 and $1.9 million for the year ended December 31, 2006.

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

Our products are highly complex, and our extensive product development, manufacturing and testing processes may not be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us. As a result, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products after they are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers and other losses to us or to our customers. These occurrences could also result in the loss of, or delay in, market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following actions were taken at our annual meeting of shareholders, which was held on May 17, 2007:

1.     The shareholders elected the ten nominees for director to our Board of Directors.  The ten directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld
Michael J. Attardo	28,414,446	3,479,138
Lawrence A. Bock	26,778,202	5,115,382
Wilfred J. Corrigan	25,133,162	6,760,422
Don R. Kania	28,432,816	3,460,768
Thomas F. Kelly	28,414,646	3,478,938
William W. Lattin	26,959,116	4,934,468
Jan C. Lobbezoo	26,431,963	5,461,621
Gerhard H. Parker	25,748,549	6,145,035
James T. Richardson	28,414,646	3,478,938
Donald R. VanLuvanee	25,398,450	6,495,134

2.     The shareholders approved the amendment to the 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 9,000,000 to 9,500,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
21,818,507	6,544,469	365,438	3,165,170

3.     The shareholders approved the amendment to the FEI Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 1,950,000 to 2,450,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
25,458,063	2,918,741	351,610	3,165,170

4.     The shareholders approved the ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
31,086,364	799,359	7,861	—

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)
3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)
3.3	Amended and Restated Bylaws, as amended on August 17, 2006.(3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

FEI COMPANY

Dated: August 2, 2007	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer