Form 10-Q
period 2007-09-30
FEI CO
filed 2007-11-02
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of common stock outstanding as of October 31, 2007 was 36,288,448.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$222,419	$110,656
Short-term investments in marketable securities	198,362	234,202
Short-term restricted cash	12,973	20,172
Receivables, net of allowances for doubtful accounts of $3,549 and $4,181	176,468	144,955
Inventories	137,243	97,470
Deferred tax assets	4,996	4,386
Other current assets	40,941	33,474
Total Current Assets	793,402	645,315

Non-current investments in marketable securities	12,708	34,900
Long-term restricted cash	9,298	6,131
Property, plant and equipment, net of accumulated depreciation of $73,721 and $68,420	68,083	60,394
Purchased technology, net of accumulated amortization of $43,004 and $41,568	3,268	4,494
Goodwill	40,875	40,900
Deferred tax assets	9,479	542
Non-current service inventories	41,134	37,920
Other assets, net	19,141	7,483
Total Assets	$997,388	$838,079

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$50,083	$45,118
Accrued payroll liabilities	26,212	20,736
Accrued warranty reserves	6,902	5,716
Accrued agent commissions	6,871	6,175
Deferred revenue	61,564	48,992
Income taxes payable	6,987	9,203
Accrued restructuring, reorganization, relocation and severance	598	2,439
Current portion of convertible debt	45,882	—
Other current liabilities	31,241	29,276
Total Current Liabilities	236,340	167,655

Convertible debt	265,000	310,882
Deferred tax liabilities	4,204	4,062
Other liabilities	35,119	5,572

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 36,252 and 34,052 shares issued and outstanding, no par value	390,168	348,479
Retained earnings (accumulated deficit)	10,533	(36,041)
Accumulated other comprehensive income	56,024	37,470
Total Shareholders’ Equity	456,725	349,908
Total Liabilities and Shareholders’ Equity	$997,388	$838,079

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net Sales:
Products	$113,436	$84,432	$346,431	$252,010
Products - related party	129	221	719	811
Service and components	32,168	30,408	94,906	84,671
Service and components - related party	55	541	246	1,715
Total net sales	145,788	115,602	442,302	339,207

Cost of Sales:
Products	61,249	47,085	186,552	139,243
Service and components	23,307	21,582	69,018	62,423
Total cost of sales	84,556	68,667	255,570	201,666

Gross Profit	61,232	46,935	186,732	137,541

Operating Expenses:
Research and development	16,414	13,907	47,883	41,416
Selling, general and administrative	30,915	24,434	90,661	71,771
Merger costs	—	—	—	484
Amortization of purchased technology	444	510	1,327	1,596
Asset impairment	—	—	—	465
Restructuring, reorganization, relocation and severance	—	249	(404)	12,636
Total operating expenses	47,773	39,100	139,467	128,368

Operating Income	13,459	7,835	47,265	9,173

Other Income (Expense):
Interest income	5,902	3,663	15,874	8,996
Interest expense	(2,218)	(2,018)	(6,291)	(5,245)
Other, net	(523)	724	(2,095)	(185)
Total other income, net	3,161	2,369	7,488	3,566

Income from continuing operations before income taxes	16,620	10,204	54,753	12,739
Income tax expense	3,236	3,284	12,408	6,986
Income from continuing operations	13,384	6,920	42,345	5,753
(Loss) income from discontinued operations, net of tax	—	(412)	127	(367)
Net income	$13,384	$6,508	$42,472	$5,386

Basic income per share from continuing operations	$0.37	$0.20	$1.19	$0.17
Basic (loss) income per share from discontinued operations	—	(0.01)	0.01	(0.01)
Basic net income per share	$0.37	$0.19	$1.20	$0.16

Diluted income per share from continuing operations	$0.31	$0.18	$0.99	$0.16
Diluted (loss) income per share from discontinued operations	—	(0.01)	0.01	(0.01)
Diluted net income per share	$0.31	$0.17	$1.00	$0.15

Shares used in per share calculations:
Basic	36,216	33,752	35,505	33,796
Diluted	46,419	39,572	46,066	39,614

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Net income	$13,384	$6,508	$42,472	$5,386
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	13,030	(1,118)	16,936	11,891
Change in unrealized loss on available-for-sale securities	162	442	415	635
Change in minimum pension liability, net of taxes	(6)	—	232	—
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	3,547	(1,198)	3,390	2,160
Reclassification to net income of previously deferred gains related to hedge derivatives instruments	(1,321)	(477)	(2,419)	(860)
Comprehensive income	$28,796	$4,157	$61,026	$19,212

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006

Cash flows from operating activities:
Net income	$42,472	$5,386
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation	9,892	10,036
Amortization	2,347	3,533
Stock-based compensation	5,160	11,058
Asset impairments and write-offs of property, plant and equipment and other assets	—	4,311
Gain on disposal of investments, property, plant and equipment and intangible assets	(4)	(6,730)
Write-off of deferred bond offering costs	—	404
Income taxes receivable (payable), net	16,581	4,462
Deferred income taxes	(8,982)	1,096
Gain from disposal of discontinued operations	(127)	—
(Increase) decrease in:
Receivables	(24,844)	(34,228)
Inventories	(36,460)	(2,667)
Other assets	(4,960)	66
Increase (decrease) in:
Accounts payable	2,016	4,037
Accrued payroll liabilities	4,079	8,399
Accrued warranty reserves	975	(233)
Deferred revenue	9,438	(8,584)
Accrued restructuring, reorganization, relocation and severance costs	(1,889)	(1,772)
Other liabilities	1,043	350
Net cash provided by (used by) operating activities	16,737	(1,076)

Cash flows from investing activities:
(Increase) decrease in restricted cash	5,238	(10,925)
Acquisition of property, plant and equipment	(11,196)	(4,427)
Proceeds from disposal of property, plant and equipment and intangible asssets	4	1,520
Purchase of investments in marketable securities	(181,558)	(209,032)
Redemption of investments in marketable securities	240,750	168,173
Proceeds from disposal of unconsolidated subsidiary	—	4,829
Other	(236)	(206)
Net cash provided by (used by) investing activities	53,002	(50,068)

Cash flows from financing activities:
Redemption of 5.5% convertible notes	—	(29,118)
Issuance of 2.875% convertible notes, net of offering costs	—	111,868
Repurchase of common stock	—	(11,075)
Witholding taxes paid by Company on issuance of vested restricted stock units	(1,151)	—
Proceeds from exercise of stock options and employee stock purchases	37,281	8,207
Net cash provided by financing activities	36,130	79,882

Effect of exchange rate changes	5,894	4,693
Increase in cash and cash equivalents	111,763	33,431

Cash and cash equivalents:
Beginning of period	110,656	58,766
End of period	$222,419	$92,197

Supplemental Cash Flow Information:
(Refunds received) cash paid for income taxes, net	$(6,939)	$1,563
Cash paid for interest	4,854	2,372
Notes payable issued to acquire intangible assets	4,014	—

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and thirty-nine weeks ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

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

3.             STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 9,500,000 shares and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares. At September 30, 2007, there were 2,513,578 shares available for grant under these plans and 5,821,544 shares of our common stock were reserved for issuance. Total shares available for grant under the 1995 Plan have been reduced by 175,000 for grants of 75,000 restricted stock units (“RSUs”) and 100,000 options that were made outside the 1995 Plan in connection with the hiring of our new President and Chief Executive Officer in 2006. No new stock-based awards were issued outside of our plans during the thirteen or thirty-nine week periods ended September 30, 2007.

Certain information regarding all options outstanding as of September 30, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	2,609,074	2,334,724
Weighted average exercise price	$23.20	$23.64
Aggregate intrinsic value	$22.5 million	$19.2 million
Weighted average remaining contractual term	4.2 years	4.0 years

Restricted shares and RSUs outstanding, including awards issued within and outside of the 1995 Plan, totaled 607,371 at September 30, 2007.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cost of sales	$250	$205	$627	$604
Research and development	255	197	660	646
Selling, general and administrative	669	1,073	3,873	2,719
	$1,174	$1,475	$5,160	$3,969

As of September 30, 2007, unrecognized stock-based compensation related to outstanding but unvested stock options, restricted shares and RSUs was $19.0 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

4.             AMENDMENT OF 1995 STOCK INCENTIVE PLAN

At our annual meeting, which was held on May 17, 2007, our shareholders approved an amendment to our 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 9,000,000 to 9,500,000.

5.             AMENDMENT OF EMPLOYEE SHARE PURCHASE PLAN

At our annual meeting, which was held on May 17, 2007, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 1,950,000 to 2,450,000.

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

7.             EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS from continuing operations are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for basic EPS and diluted EPS from continuing operations (in thousands, except per share amounts):

	Thirteen Weeks Ended September 30, 2007			Thirteen Weeks Ended October 1, 2006
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$13,384	36,216	$0.37	$6,508	33,752	$0.19
Dilutive effect of zero coupon convertible subordinated notes	242	5,529	(0.04)	242	5,529	(0.02)
Dilutive effect of 2.875% convertible subordinated notes	939	3,918	(0.01)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	503		—	—	—
Dilutive effect of restricted shares	—	68	—	—	106	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185
Diluted EPS	$14,565	46,419	$0.31	$6,750	39,572	$0.17

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		455			4,995
Convertible Debt		927			4,845

	Thirty-Nine Weeks Ended September 30, 2007			Thirty-Nine Weeks Ended October 1, 2006
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$42,472	35,505	$1.20	$5,386	33,796	$0.16
Dilutive effect of zero coupon convertible subordinated notes	726	5,529	(0.14)	726	5,529	(0.01)
Dilutive effect of 2.875% convertible subordinated notes	2,817	3,918	(0.04)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	712	(0.02)	—	39	—
Dilutive effect of restricted shares	—	217	—	—	65	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—
Diluted EPS	$46,015	46,066	$1.00	$6,112	39,614	$0.15

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		455			—
Convertible Debt		927			4,845

(1) Amounts may not add due to rounding.

8.             CREDIT FACILITIES

We maintain a $30.0 million uncommitted bank borrowing facility in the U.S. (and outside the U.S. for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. The facility contains certain financial covenants requiring us to maintain a minimum cash and investment balance, which we were in compliance with at September 30, 2007. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At September 30, 2007, a total of $25.0 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At September 30, 2007, we had $28.9 million of these guarantees and letters of credit outstanding, of which approximately $22.3 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials and assembled parts	$52,148	$28,475
Service inventories, estimated current requirements	17,924	15,237
Work-in-process	48,865	35,459
Finished goods	18,306	18,299
Total inventories	$137,243	$97,470

Non-current service inventories	$41,134	$37,920

Non-service inventory valuation adjustments totaled $0.1 million and $0.8 million, respectively, during the thirteen and thirty-nine week periods ended September 30, 2007 and were insignificant during the comparable periods ended October 1, 2006. Provision for service inventory valuation adjustments totaled $1.1 million and $3.2 million, respectively, during the thirteen and thirty-nine week periods ended September 30, 2007 and $0.7 million and $3.1 million, respectively, during the comparable periods of 2006.

10.          GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006
Balance, beginning of period	$40,900	$40,902
Adjustments to goodwill	(25)	(43)
Balance, end of period	$40,875	$40,859

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At September 30, 2007 and December 31, 2006, our other intangible assets included purchased technology, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	September 30,	December 31,
	Period	2007	2006
Purchased technology	5 to 12 years	$46,273	$46,062
Accumulated amortization		(43,005)	(41,568)
		$3,268	$4,494

Patents, trademarks and other	2 to 15 years	$7,113	$3,118
Accumulated amortization		(2,250)	(2,034)
		4,863	1,084

Note issuance costs	5 to 7 years	13,891	13,887
Accumulated amortization		(10,404)	(9,175)
		3,487	4,712

Total intangible assets included in other long-term assets		$8,350	$5,796

Amortization expense, excluding impairment charges and note issuance cost write-offs, was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006
Purchased technology	$1,327	$1,596
Capitalized software	—	117
Patents, trademarks and other	484	387
Note issuance costs	1,230	1,515
	$3,041	$3,615

Amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2007	$448	$298	$410
2008	1,792	837	1,083
2009	647	743	452
2010	381	739	452
2011	—	676	452
Thereafter	—	1,570	638
	$3,268	$4,863	$3,487

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

The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006
Balance, beginning of period	$5,716	$5,193
Reductions for warranty costs incurred	(10,372)	(9,325)
Warranties issued	11,531	9,261
Translation and other items	27	(42)
Balance, end of period	$6,902	$5,087

12.                               RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

The $0.4 million net reversal of restructuring, reorganization, relocation and severance costs in the thirty-nine week period ended September 30, 2007 related to changes in estimates related to our ability to sublease certain facilities we are no longer utilizing.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine week period ended September 30, 2007 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Thirty-Nine Weeks Ended September 30, 2007	Beginning Accrued Liability	Credited to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$178	$(38)	$(141)	$1	$—
Abandoned leases, leasehold improvements and facilities	2,261	(365)	(1,343)	45	598
	$2,439	$(403)	$(1,484)	$46	$598

The restructuring charges are based on estimates that are subject to change. Workforce related charges could change because of shifts in timing, redeployment or changes in amounts of severance and outplacement benefits. Facilities charges could change due to changes in expected sublease income. Our ability to generate sublease income is dependent upon lease market conditions at the time we negotiate the sublease arrangements. Variances from these estimates could alter our ability to achieve anticipated expense reductions in the planned timeframe and modify our expected cash outflows and working capital.

In addition to the charges in connection with our restructuring and reorganization plans, this line item includes costs related to relocating current employees.

13.                               INCOME TAXES

We recorded a tax provision of approximately $3.2 million and $12.4 million for the thirteen and thirty-nine week periods ended September 30, 2007. The provision consisted primarily of taxes accrued in foreign jurisdictions reduced by a tax benefit for valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. We continue to record a valuation allowance against remaining U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

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

On January 1, 2007, total unrecognized tax benefits were $17.6 million, of which $9.1 million would have an impact on the effective tax rate. Interest and penalties accrued on unrecognized tax benefits were $1.5 million and were treated as tax expense in the consolidated statement of operations. Unrecognized tax benefits relate mainly to uncertainty surrounding intercompany pricing, permanent establishment and the capitalization of certain costs.

During the thirteen and thirty-nine week periods ended September 30, 2007, unrecognized tax benefits increased $5.1 million and $8.9 million, respectively, including $0.4 million and $0.8 million, respectively, of interest and penalties, as a result of tax positions taken in current and prior periods. Unrecognized tax benefits did not change as a result of the lapse of applicable statutes of limitations in the thirteen week period ended September 30, 2007. During the thirty-nine week period ended September 30, 2007, unrecognized tax benefits decreased by approximately $0.3 million as a result of the lapse of applicable statutes of limitations. We anticipate no significant changes in unrecognized tax benefits in the next 12 months as the result of examinations or lapse of statutes of limitation.

Current and non-current liability components of unrecognized tax benefits at September 30, 2007 were classified on the balance sheet as follows (in thousands):

September 30,
2007
Other current liabilities	$326
Other liabilities	26,149
Unrecognized tax benefits	$26,475

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of September 30, 2007:

Jurisdiction	Open Tax Years
U.S.	2000 and forward
The Netherlands	2002 and forward
Czech Republic	2004 and forward

Deferred tax assets, net of valuation allowances for U.S. deferred tax assets, of $9.9 million and $0.5 million, respectively, as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Deferred tax assets – current	$4,996	$4,386
Deferred tax assets – non-current	9,479	542
Other current liabilities	(421)	(351)
Deferred tax liabilities – non-current	(4,204)	(4,062)
Net deferred tax assets	$9,850	$515

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

Sales to Philips (while they were a related party in 2006), Applied Materials, LSI, Nanosys and Cascade Microtech, Inc. were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Product sales:
Philips	$—	$2	$—	$592
Applied Materials	129		719	—
LSI Corporation	—		—	—
Cascade Microtech	—	219	—	219
Total product sales	$129	$221	$719	$811

Service and component sales:
Philips	$—	$415	$—	$1,341
Applied Materials	49	75	234	231
LSI Corporation	—	46	—	128
Nanosys	—	5	—	15
Cascade Microtech	6	—	12	—
Total service and component sales	55	541	246	1,715
Total sales to related parties	$184	$762	$965	$2,526

As of September 30, 2007, Applied Materials owed us $0.1 million related to its purchases.

15.                               COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $57.5 million at September 30, 2007. These commitments expire at various times through the second quarter of 2008.

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended September 30, 2007	Nano-Electronics	Nano- Research and Industry	Nano-Biology	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$48,051	$51,590	$13,924	$32,223	$—	$145,788
Gross profit	24,130	21,851	6,335	8,916	—	61,232

Thirteen Weeks Ended October 1, 2006
Sales to external customers	$33,704	$37,605	$13,344	$30,949	$—	$115,602
Gross profit	16,193	15,454	5,921	9,367	—	46,935

Thirty-Nine Weeks Ended September 30, 2007
Sales to external customers	$165,654	$146,752	$34,744	$95,152	$—	$442,302
Gross profit	85,739	60,005	14,854	26,134	—	186,732

Thirty-Nine Weeks Ended October 1, 2006
Sales to external customers	$112,247	$109,739	$30,835	$86,386	$—	$339,207
Gross profit	54,599	45,637	13,342	23,963	—	137,541

September 30, 2007
Total assets	$120,325	$129,428	$35,922	$141,430	$570,283	$997,388

December 31, 2006
Total assets	$93,987	$105,329	$20,198	$111,677	$506,888	$838,079

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

No customer represented 10% or more of our total sales in the thirteen or thirty-nine week periods ended September 30, 2007 or October 1, 2006.

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

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangement entered into in fiscal years beginning after December 15, 2007. We are currently analyzing the effects of adopting EITF 07-3.

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

The NanoResearch and Industry market includes universities, public and private research laboratories and customers in a wide range of industries, including automobiles, aerospace, metals, mining and petrochemicals. Growth in these markets is driven by corporate and government funding for research and development in materials science and by development of new products based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in root cause failure analysis and quality control applications.

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

Overview

Net sales were $145.8 million in the third quarter of 2007 compared to $148.6 million in the second quarter of 2007 and $115.6 million in the third quarter of 2006. Revenue growth in the third quarter of 2007 compared to the third quarter of 2006 was led by our data storage products, our TEM line and our small-stage DualBeam systems. By market, our revenue growth in the thirteen and thirty-nine week periods ended September 30, 2007, when compared with the same periods of the prior year, came from our NanoElectronics and NanoResearch and Industry segments.

Bookings in the third quarter of 2007 were $153.3 million, compared with $136.2 million in the second quarter of 2007 and $148.3 million in the third quarter of 2006. Growth in bookings compared with the third quarter of 2006 came from our NanoResearch and Industry and Service and Components segments, partially offset by declines in our NanoElectronics and NanoBiology segments. Compared with the second quarter of 2007, we saw significant growth in our NanoResearch and Industry segment offset in part by declines in NanoElectronics and NanoBiology.

As of September 30, 2007, our product and Service and Components backlog were $247.2 million and $58.5 million, respectively, compared to $259.1 million and $46.8 million at December 31, 2006. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts.

Of our total backlog at September 30, 2007, approximately 90% is expected to be shippable within 12 months and approximately 10% - 15% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. For example, a large order from a Canadian university that was announced in 2006, and was planned to ship in the first quarter of 2007, is now expected to ship in the fourth quarter of 2007. For these and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2007

Our outlook for the last quarter of 2007 is for increases in bookings and revenue compared with the recent quarters, due to strength in the NanoResearch and Industry and NanoBiology markets. NanoElectronics revenue is expected to decline from recent quarterly levels due primarily to a cyclical decline in the semiconductor and data storage capital equipment markets. Because of expected increased marketing spending and the smaller share of revenues from the higher-margin NanoElectronics products, overall gross margins and operating income margins in the fourth quarter of 2007 are expected to be below the levels of the first three quarters of 2007. These factors are also expected to impact our earnings for the fourth quarter of 2007. Additionally, total operating expenses will be higher due to increased agent commissions, further investment in sales and research and development, increased expenses as we roll out the Phenom product and the impact of the weaker dollar.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1)		Thirteen Weeks Ended(1)
	September 30, 2007		October 1, 2006
Net sales	$145,788	100.0%	$115,602	100.0%
Cost of sales	84,556	58.0	68,667	59.4
Gross profit	61,232	42.0	46,935	40.6
Research and development	16,414	11.3	13,907	12.0
Selling, general and administrative	30,915	21.2	24,434	21.1
Amortization of purchased technology	444	0.3	510	0.4
Restructuring, reorganization, relocation and severance	—	—	249	0.2
Operating income	13,459	9.2	7,835	6.8
Other income, net	3,161	2.2	2,369	2.0
Income from continuing operations before income taxes	16,620	11.4	10,204	8.8
Income tax expense	3,236	2.2	3,284	2.8
Income from continuing operations	13,384	9.2	6,920	6.0
Income (loss) from discontinued operations, net of tax	—	—	(412)	(0.4)
Net income (loss)	$13,384	9.2%	$6,508	5.6%

	Thirty-Nine Weeks Ended(1)		Thirty-Nine Weeks Ended(1)
	September 30, 2007		October 1, 2006
Net sales	$442,302	100.0%	$339,207	100.0%
Cost of sales	255,570	57.8	201,666	59.5
Gross profit	186,732	42.2	137,541	40.5
Research and development	47,883	10.8	41,416	12.2
Selling, general and administrative	90,661	20.5	71,771	21.2
Merger costs	—	—	484	0.1
Amortization of purchased technology	1,327	0.3	1,596	0.5
Asset impairment	—	—	465	0.1
Restructuring, reorganization, relocation and severance	(404)	(0.1)	12,636	3.7
Operating income	47,265	10.7	9,173	2.7
Other income, net	7,488	1.7	3,566	1.1
Income from continuing operations before income taxes	54,753	12.4	12,739	3.8
Income tax expense	12,408	2.8	6,986	2.1
Income from continuing operations	42,345	9.6	5,753	1.7
Income (loss) from discontinued operations, net of tax	127	—	(367)	(0.1)
Net income	$42,472	9.6%	$5,386	1.6%

(1)  Percentages may not add due to rounding.

Net sales increased $30.2 million, or 26.1%, to $145.8 million, in the thirteen weeks ended September 30, 2007 (the third quarter of 2007) compared to $115.6 million in the thirteen weeks ended October 1, 2006 (the third quarter of 2006). Net sales increased $103.1 million, or 30.4%, to $442.3 million in the thirty-nine week period ended September 30, 2007 compared to $339.2 million in the thirty-nine week period ended October 1, 2006. These increases reflect increases in all of our segments, especially NanoElectronics and NanoResearch and Industry, as described more fully below.

Net Sales by Segment

Net sales include sales in the NanoElectronics market, the NanoResearch and Industry market, the NanoBiology market and the Service and Components market. Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	September 30, 2007		October 1, 2006
NanoElectronics	$48,051	33.0%	$33,704	29.2%
NanoResearch and Industry	51,590	35.4%	37,605	32.5%
NanoBiology	13,924	9.5%	13,344	11.5%
Service and Components	32,223	22.1%	30,949	26.8%
	$145,788	100.0%	$115,602	100.0%

	Thirty-Nine Weeks Ended
	September 30, 2007		October 1, 2006
NanoElectronics	$165,654	37.4%	$112,247	33.1%
NanoResearch and Industry	146,752	33.2%	109,739	32.3%
NanoBiology	34,744	7.9%	30,835	9.1%
Service and Components	95,152	21.5%	86,386	25.5%
	$442,302	100.0%	$339,207	100.0%

NanoElectronics

The $14.3 million, or 42.6%, increase and the $53.4 million, or 47.6%, increase, respectively, in NanoElectronics sales in the thirteen and thirty-nine week periods ended September 30, 2007 compared to the same periods of 2006 were due to increases in the number of data storage, TEM and small-stage DualBeam system units sold. Sales in the NanoElectronics segment moderated in the third quarter of 2007 as compared to the first two quarters of 2007 due to a cyclical decline in semiconductor capital spending. We expect this trend to continue in the fourth quarter of 2007.

NanoResearch and Industry

The $14.0 million, or 37.2%, increase and the $37.0 million, or 33.7%, increase, respectively, in NanoResearch and Industry sales in the thirteen and thirty-nine week periods ended September 30, 2007 compared to the same periods of 2006 were due primarily to increases in the number of SEM and small-stage DualBeam system units sold as nanotechnology research strengthens. In addition, we have seen strong customer demand in this market for our high-end TEMs, including the Titan, other new SEM products and small-stage DualBeam products introduced in the last two years.

NanoBiology

The $0.6 million, or 4.3%, increase and the $3.9 million, or 12.7%, increase, respectively, in NanoBiology sales in the thirteen and thirty-nine week periods ended September 30, 2007 compared to the same periods of 2006 were due primarily to an increase in the number of TEM units sold. NanoBiology is an emerging market for our equipment, and a significant portion of the tools we sell in this market have relatively high per unit prices. As a result, quarter-to-quarter growth rates in this market are likely to fluctuate, although we expect long-term growth.

Service and Components

The $1.3 million, or 4.1%, increase and the $8.8 million, or 10.1%, increase, respectively, in Service and Component sales in the thirteen and thirty-nine week periods ended September 30, 2007 compared to the same periods of 2006 were due primarily to a larger installed base and the fact that the installed base has newer, higher-priced tools, which typically carry higher-priced service contracts. Component sales include sales of individual components as well as refurbished equipment and decreased $0.6 million, or 29.0%, and $0.9 million, or 14.6%, respectively, in the thirteen and thirty-nine week periods ended September 30, 2007 compared to the same periods of 2006. These decreases were primarily due to weakness in NanoElectronics and the timing of orders and shipments.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
North America	$46,510	31.9%	$43,830	37.9%	$167,294	37.8%	$117,537	34.7%
Europe	61,470	42.2%	49,300	42.7%	154,191	34.9%	135,051	39.8%
Asia-Pacific Region	37,808	25.9%	22,472	19.4%	120,817	27.3%	86,619	25.5%
	$145,788	100.0%	$115,602	100.0%	$442,302	100.0%	$339,207	100.0%

North America

Sales in North America increased $2.7 million, or 6.1%, and $49.8 million, or 42.3%, respectively, in the thirteen and thirty-nine week periods ended September 30, 2007, compared to the same periods of 2006. These increases were primarily due to improved sales efforts in North America in 2007 following the reorganization of our sales management team in North America in 2005, as well as a generally strong market for our tools. Revenue in North America decreased in the third quarter of 2007 compared to the first two quarters of 2007 as a result of the cyclical slow-down, primarily within our NanoElectronics segment.

Europe

Sales in Europe increased $12.2 million, or 24.7%, and $19.1 million, or 14.2%, respectively, in the thirteen and thirty-nine week periods ended September 30, 2007, compared to the same periods of 2006. These increases were primarily due to the timing and the mix of shipments, primarily to NanoResearch and Industry and NanoBiology customers that we have supplied parts to. Several nanoresearch centers are being developed in the European region. We are also focusing on increasing the number of indirect sales agents and distributors, which has contributed to the increases in sales.

Asia-Pacific Region

Sales in the Asia-Pacific Region increased $15.3 million, or 68.2%, and $34.2 million, or 39.5%, respectively, in the thirteen and thirty-nine week periods ended September 30, 2007, compared to the same periods of 2006. These increases were primarily due to higher unit sales, primarily in Japan and China. We are also realizing initial benefits from our investment in additional sales and service resources in 2007 in the Asia-Pacific region.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
NanoElectronics	50.2%	48.0%	51.8%	48.6%
NanoResearch and Industry	42.4%	41.1%	40.9%	41.6%
NanoBiology	45.5%	44.4%	42.8%	43.3%
Service and Components	27.7%	30.3%	27.5%	27.7%
Overall	42.0%	40.6%	42.2%	40.5%

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

Cost of sales increased $15.9 million, or 23.1%, to $84.6 million in the thirteen week period ended September 30, 2007 compared to $68.7 million in the thirteen week period ended October 1, 2006 and increased $53.9 million, or 26.7%, to $255.6 million in the thirty-nine week period ended September 30, 2007 compared to $201.7 million in the thirty-nine week period ended October 1, 2006. These increases were primarily due to the increases in revenue discussed above, although cost of sales as a percentage of revenue decreased, partially offsetting these increases.

NanoElectronics

The increases in NanoElectronics gross margins in the thirteen and thirty-nine week periods ended September 30, 2007 compared to the same periods of 2006 were due primarily to the sale of more high-end systems, such as the data storage Certus DualBeam product and high-end TEM units.

NanoResearch and Industry

The increase in the NanoResearch and Industry gross margin in the thirteen-week period ended September 30, 2007 compared to the same period of the prior year was primarily due to a shift in product mix to more high-end TEM and small-stage DualBeam units. These factors were offset in the thirty-nine week period ended September 30, 2007 compared to the same period of 2006 by pricing pressure on our SEM and lower-end TEM systems and additional expense of $0.7 million to resolve two customer issues relating to older products.

NanoBiology

The increase in the NanoBiology gross margin in the thirteen week period ended September 30, 2007 compared to the same period of 2006 was primarily due to the sale of more high-end TEM products, which have higher gross margins than other products within this segment. These factors were offset in the thirty-nine week period ended September 30, 2007 compared to the same period of 2006 by pricing pressures on our lower-end TEM and SEM systems.

Service and Components

The decreases in the Service and Components gross margins in the thirteen and thirty-nine week periods ended September 30, 2007 compared to the same periods of 2006 were primarily due to increased headcount and  travel costs. The increased headcount is in anticipation of increased service needs due to increased sales. These factors were partially offset by higher revenues from a larger installed base.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to Philips and other third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts.

R&D costs increased $2.5 million to $16.4 million (11.3% of net sales) in the thirteen week period ended September 30, 2007 compared to $13.9 million (12.0% of net sales) in the thirteen week period ended October 1, 2006 and increased $6.5 million to $47.9 million (10.8% of net sales) in the thirty-nine week period ended September 30, 2007 compared to $41.4 million (12.2% of net sales) in the thirty-nine week period ended October 1, 2006.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Gross spending	$17,056	$14,614	$50,410	$44,216
Less subsidies	(642)	(707)	(2,527)	(2,800)
Net expense	$16,414	$13,907	$47,883	$41,416

The increases in R&D costs were due to a $0.4 million and $2.0 million increase, respectively, in project spending in North America and Europe in the thirteen and thirty-nine week periods ended September 30, 2007 compared to the same periods of 2006. The increase in the thirty-nine week period included a charge of $0.6 million related to the cancellation of a certain project. In addition, labor and related costs increased $2.3 million and $4.5 million, respectively, over the prior year’s comparable periods due to headcount additions, increased contractors, annual pay raises and increased bonus accruals.

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

SG&A costs increased $6.5 million to $30.9 million (21.2% of net sales) in the thirteen week period ended September 30, 2007 compared to $24.4 million (21.1% of net sales) in the comparable period of 2006 and increased $18.9 million to $90.7 million (20.5% of net sales) in the thirty-nine week period ended September 30, 2007 compared to $71.8 million (21.2% of net sales) in the comparable period of 2006.

The increases in SG&A costs were due primarily to a $3.1 million and a $13.1 million increase, respectively, in labor and related costs, which includes stock-based compensation expense, due to increased headcount and increased commissions as a result of higher sales in the thirteen and thirty-nine week periods ended September 30, 2007 compared to the same periods of 2006. For the thirteen week period ended September 30, 2007, as compared to the same period in 2006, travel and entertainment expense increased $0.6 million, agent commissions increased $1.1 million and other selling expenses increased $0.2 million. For the thirty-nine week period ended September 30, 2007 as compared to the same thirty-nine week period in 2006, travel and entertainment expense increased $1.7 million, advertising and trade show expenses increased $0.7 million, primarily related to our new Phenom desktop imaging system, agent commissions increased $2.0 million, other selling expenses increased $0.9 million and information technology spending increased $0.5 million, primarily related to the implementation of a new customer relationship management system and various licensing costs. Additionally, SG&A in the thirteen and thirty-nine week periods ended September 30, 2006 included a gain on the sale of intellectual property of $1.5 million that did not reoccur in the comparable 2007 periods.

Merger Costs

Merger costs of $0.5 million in the thirty-nine week period ended October 1, 2006 related to legal expenses and Board of Directors’ costs incurred for activities related to a merger proposal. The discussions related to the proposed transaction were terminated in the first quarter of 2006.

Amortization of Purchased Technology

Amortization of purchased technology was $0.4 million and $1.3 million, respectively, in the thirteen and thirty-nine week periods ended September 30, 2007 compared to $0.5 million and $1.6 million, respectively, in the comparable periods of 2006. Our purchased technology balance at September 30, 2007 was $3.3 million and current amortization of purchased technology is approximately $0.4 million per quarter, which could increase if we acquire additional technology.

Restructuring, Reorganization, Relocation and Severance

The $0.4 million expense reversal of restructuring, reorganization, relocation and severance costs in the thirty-nine week period ended September 30, 2007 related to changes in estimates related to our ability to sublease certain facilities we are no longer utilizing.

Restructuring, reorganization, relocation and severance in the thirteen and thirty-nine week periods ended October 1, 2006 included charges of $0.2 million and $3.3 million, respectively, for facilities and severance charges related to the closure of certain of our European field offices, closure of a research and development facility in Tempe, Arizona, as well as residual costs related to the Peabody plant closure and the downsizing of the related semiconductor businesses.

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $5.9 million and $15.9 million in the thirteen and thirty-nine week periods ended September 30, 2007, respectively, compared to $3.7 million and $9.0 million, respectively, in the comparable periods of 2006. These increases resulted from increases in our invested balances, primarily due to cash generated by operations, as well as from the net proceeds from our sale of $115.0 million principal amount of 2.875% convertible debt in May 2006.

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

Other, net in the thirteen week period ended September 30, 2007 included a $0.5 million gain related to the disposal of one of our cost-based investments. In addition, other, net in the thirty-nine week period ended September 30, 2007 included a $0.5 million gain on the sale of a minority interest in a small technology company.

Other, net in the thirteen and thirty-nine week periods ended October 1, 2006 included a $3.9 million charge related to the write-off of an investment in a privately-held company and a $5.2 million gain related to the sale of our entire ownership interest in another privately-held company.

Income Tax Expense

Our effective income tax rate in the thirteen and thirty-nine week periods ended September 30, 2007 was 19.5% and 22.7%, respectively, and reflected taxes on foreign earnings plus accruals for unrecognized tax benefits and associated interest and penalties. This was offset by valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. during the periods.

We adopted the provisions of Interpretation No. 48 in the first quarter of 2007 and, accordingly, increased the opening balance of retained earnings by $4.1 million to reflect those tax positions that are more likely than not to be sustained. As of September 30, 2007, unrecognized tax benefits were $26.5 million and related primarily to uncertainty surrounding intercompany pricing, permanent establishment and the capitalization of certain costs. Approximately $17.9 million of the unrecognized tax benefits would impact the effective tax rate if recognized.

Income tax expense in the thirteen and thirty-nine week periods ended October 1, 2006 represented taxes on foreign earnings. We did not record a tax benefit for our U.S. losses during the periods as we believed it was more likely than not that we would not be able to realize the benefit in future periods. Our assessment was principally based upon our historical losses in the U.S.

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

Certain financial information related to discontinued operations was as follows (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 1, 2006	October 1, 2006
Revenue	$1,338	$4,650
Pre-tax loss	(432)	(300)
Income tax expense	24	57

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of September 30, 2007 consisted of $433.8 million of cash, cash equivalents, short-term restricted cash and short-term investments, $12.7 million in non-current investments, $9.3 million of long-term restricted cash, $25 million of available borrowings under our existing credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to back bank guarantees for customer prepayments that expire through 2013. We believe that these sources of liquidity and capital will be sufficient to meet our expected operational and capital needs for at least the next 12 months.

In the first three quarters of 2007, cash and cash equivalents and short-term restricted cash increased $104.6 million to $235.4 million as of September 30, 2007 from $130.8 million as of December 31, 2006 primarily as a result of $16.7 million provided by operations, $37.3 million of proceeds from the exercise of employee stock options and employee stock purchases, $59.2 million of net maturities of marketable securities and a $5.9 million favorable effect of exchange rate changes. These increases were partially offset by $11.2 million used for the purchase of property, plant and equipment.

Accounts receivable increased $31.5 million to $176.5 million as of September 30, 2007 from $145.0 million as of December 31, 2006, primarily due to increased sales in the third quarter of 2007 compared with the fourth quarter of 2006. The September 30, 2007 balance was also affected by a $6.7 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 110 days at September 30, 2007 compared to 94 days at December 31, 2006.

Inventories increased $39.7 million to $137.2 million as of September 30, 2007 compared to $97.5 million as of December 31, 2006. The increase primarily was due to purchasing of raw materials as sales continue to increase, as well as an increase related to currency movements of approximately $8.8 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.5 times for the quarter ended September 30, 2007 and 3.1 times for the quarter ended October 1, 2006.

Other assets, net increased $11.6 million to $19.1 million as of September 30, 2007 compared to $7.5 million as of December 31, 2006 primarily due to increased lease receivables, increased taxes receivable and approximately $0.2 million of intangible asset additions.

Expenditures for property, plant and equipment of $11.2 million in the first three quarters of 2007 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, customer evaluation systems and R&D equipment for applications development. We estimate our total capital expenditures in 2007 to be approximately $25.0 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Accounts payable increased $5.0 million to $50.1 million as of September 30, 2007 compared to $45.1 million as of December 31, 2006. The increase resulted primarily from increased inventory purchases.

Accrued payroll liabilities increased $5.5 million to $26.2 million as of September 30, 2007 compared to $20.7 million as of December 31, 2006. The increase resulted primarily from profit sharing and variable compensation programs for management personnel for 2007 being partially offset by the payment of amounts earned in 2006 in the first quarter of 2007.

Other liabilities increased $29.5 million to $35.1 million as of September 30, 2007 compared to $5.6 million as of December 31, 2006. The increase resulted primarily from the adoption of Interpretation No. 48. Pursuant to Interpretation No. 48, previously unrecognized tax benefits of $9.1 million were reclassified from income taxes payable to other liabilities. Further, we increased deferred tax assets, taxes receivable and income tax expense with an offset to other liabilities in the amount of $17.3 million in the first three quarters of 2007.

We maintain a $30.0 million uncommitted bank borrowing facility in the U.S. (and outside the U.S. for our international subsidiaries under the guarantee of the parent company), of which $5.0 million is available on an unsecured basis. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. At September 30, 2007, a total of $25 million was available under these facilities. As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At September 30, 2007, we had $28.9 million of these guarantees and letters of credit outstanding, of which approximately $22.3 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, and Frencken Mechatronics B.V. for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (Restrictions on Hazardous Substances, or “RoHS,” regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Our business depends in large part on the capital expenditures of customers within our NanoElectronics, NanoResearch and Industry and NanoBiology market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	September 30, 2007		October 1, 2006
NanoElectronics	$165,654	37.4%	$112,247	33.1%
NanoResearch and Industry	146,752	33.2%	109,739	32.3%
NanoBiology	34,744	7.9%	30,835	9.1%
Service and Components	95,152	21.5%	86,386	25.5%
	$442,302	100.0%	$339,207	100.0%

The largest sub-parts of the NanoElectronics market are the data storage and semiconductor industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, in the third quarter of 2007, we experienced a significant decline in bookings and revenue in our NanoElectronics segment due to a general decline in semiconductor and data storage capital equipment spending. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers’ products in the future would cause our business to decline. During downturns, our sales or margins may decline.

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

Customers in each of our market segments experience rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends in large part on our ability to develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices and to accurately predict technology transitions. In addition, new product introductions or enhancements by competitors could cause a decline in our sales or a loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition, resulting in lower margins, which could materially adversely affect our business, prospects, financial condition and results of operations.

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

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers’ changing needs and emerging technological trends, to complete engineering and development projects in a timely manner and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will result in products that the market will accept. For example, we have invested substantial resources in our new Phenom desk top imaging tool and the Titan scanning electron microscope (“S/TEM”), and further development may be required to take full advantage of these products. If the completion of further development is delayed, potential revenue growth could be deferred or may not happen at all.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 68% and 65%, respectively, of our revenues in the thirty-nine week period ended September 30, 2007 and the year ended December 31, 2006 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

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

•                  political and economic instability; and

•                  Risk of failure of internal controls and failure to detect unauthorized transactions.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 68% and 65%, respectively, of our sales from foreign countries in the thirty-nine week period ended September 30, 2007 and the year ended December 31, 2006. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. As of September 30, 2007, we had total convertible long-term debt of approximately $195.9 million due in 2008 and $115.0 million due in 2013. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•                  our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•                  our shareholders would be diluted if we elect to settle all or a portion of our zero coupon convertible notes in shares, up to a maximum aggregate of 5,528,527 shares of our common stock, upon the bondholders’ election to convert the notes once certain stock price metrics are met. These shares were included in our diluted share count for the thirteen and thirty-nine week periods ended September 30, 2007 and October 1, 2006;

•                  our shareholders would be diluted if holders of all or a portion of our 5.5% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 926,534 shares of our common stock;

•                  our shareholders would be diluted if holders of all or a portion of our 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,918,395 shares of our common stock. These shares were included in our diluted share count for the thirteen and thirty-nine week periods ended September 30, 2007;

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

As of September 30, 2007, we had cash, cash equivalents and short-term investments of $420.8 million. Some of those amounts are required for ongoing operations. In addition, if the convertible debt securities do not convert to common stock, we would expect to use a portion of those funds to repay debt maturities in 2008.

Due to our extensive international operations and sales, we are exposed to foreign currency exchange rate risks that could adversely affect our revenues, gross margins and results of operations.

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the thirty-nine week period ended September 30, 2007 and the year ended December 31, 2006, approximately 35 to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluation in 2005, we recorded charges totaling $0.5 million in other income (expense) related to hedge dedesignations and ineffectiveness. We did not record any charges for hedge dedesignations or ineffectiveness in the first three quarters of 2007 or in 2006. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

We also enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $2.8 million in the thirty-nine week period ended September 30, 2007 and $1.9 million for the year ended December 31, 2006.

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

Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. In 2005, we abandoned the implementation of an Oracle-based ERP software system.

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

FEI COMPANY

Dated: November 2, 2007	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer