Form 10-K
period 2007-12-31
FEI CO
filed 2008-02-29
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

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

Name of each exchange on which registered: Nasdaq Global Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($32.46) as reported by The Nasdaq Global Stock Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2007), was $1,173,174,059.

The number of shares outstanding of the registrant’s Common Stock as of February 26, 2008 was 79,276,724 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

FEI COMPANY

2007 FORM 10-K ANNUAL REPORT

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

Our products include focused ion beam systems, or FIBs; scanning electron microscopes, or SEMs; transmission electron microscopes, or TEMs; and DualBeam systems, which combine a FIB and SEM on a single platform.

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

To date, we have a total worldwide installed base of over 6,800 systems. The development of these solutions has been driven by our strong technology base that includes patented and proprietary technologies and the technical expertise and knowledge base of research and development personnel worldwide.

The NanoElectronics market consists of customers in the semiconductor, data storage and related industries such as printers and microelectromechanical systems (“MEMs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 65 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics, the increase in wafer size to 300 millimeters in diameter and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling three-dimensional (“3D”) wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, factors affecting our business include the transition from longitudinal to perpendicular recording heads, rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures. Our products offer 3D metrology for thin film head processing and root cause failure analysis.

The NanoResearch and Industry market includes universities, public and private research laboratories and a wide range of industrial customers, including automobiles, aerospace, metals, mining and petrochemicals. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in root cause failure analysis and quality control applications.

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

Our service division provides support for products and customers for the entire life cycle of a tool from installation through the warranty period, and after warranty period through contract coverage or on a time and materials basis. We believe strong technical support is an important part of the value proposition that we offer customers when a tool is sold. Our service division provides support across all markets and all regions.

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

Particle beam technologies—focused ion beams and electron beams. The emission and focusing of ions, which are positively or negatively charged atoms, or electrons from a source material, is fundamental to many of our products. Particle beams are accelerated and focused on a sample for purposes of high resolution imaging and sample processing. The fundamental properties of ion and electron beams permit them to perform various functions. The relatively low mass subatomic electrons interact with the sample and release secondary electrons. When collected, these secondary electrons can provide high quality images at nanometer-scale resolution. In previously thinned samples, collection of high energy electrons transmitted through the sample can yield image resolution at the atomic scale. The much greater mass ions dislodge surface particles, also resulting in displacement of secondary ions and electrons. Through the use of FIBs, the surface can be modified or milled with sub-micron precision by direct action of the ion beam or in combination with gases. Secondary electrons and ions may also be collected for imaging and compositional analysis. Our ion and electron beam technologies provide advanced capabilities and applications when coupled with our other core technologies.

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

•                  Deposition: Deposition of materials enables our FIBs to connect or isolate features electrically on, for example, an integrated circuit. A deposited layer of metal also can be used before FIB milling to protect surface features for more accurate cross-sectioning or sample preparation.

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

Our research and development staff at December 31, 2007 consisted of 345 employees, including scientists, engineers, designer draftsmen, technicians and software developers.

In the last year, we introduced several new and improved products, including the:

•                  Quanta 3D FEG small-stage DualBeam;

•                  Phenom low-cost imaging tool;

•                  Titan3  80-200, with environmental enhancements to our base Titan system;

•                  V600CE Upgrade circuit edit system;

•                  Nova NanoSEM 30 scanning electron microscope;

•                  Vitrobot Mark IV cryo sample preparation tool;

•                  Expida 1255S, enhancement to our wafer-level DualBeam line; and

•                  Titan Krios TEM for high-resolution, automated life sciences applications.

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

Net research and development expense was $66.0 million in 2007, $57.5 million in 2006 and $56.6 million in 2005.

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

We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, Frencken Mechatronics B.V. and AZD Praha STR for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. Some of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

Sales, Marketing and Service

Sales, marketing and service operations are conducted in the U.S. and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in various additional countries.

Our sales and marketing staff at December 31, 2007 consisted of 358 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products, which we expect to further expand our markets. Our sales force and marketing efforts are organized through three geographic sales and services divisions: North America, Europe and the Asia-Pacific region.

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

Our products are sold generally with a 12 month warranty. Customers may purchase service contracts for our products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the three regions in which we have sales and service divisions. We also contract with independent service representatives for product service in some foreign countries.

Competition

The markets for our products are highly competitive. Some of our competitors and potential competitors have greater financial, marketing and production resources than we do. In addition, some of our competitors may cooperate with each other. Additionally, markets for our products are subject to constant change, due in part to evolving customer needs. As we respond to this change, the elements of competition as well as the specific competitors may change. Moreover, one or more of our competitors might achieve a technological advance that would put us at a competitive disadvantage.

Our significant competitors, with respect to the manufacture and sale of equipment, include: JEOL Ltd., Hitachi Ltd., Seiko Instruments Inc., Carl Zeiss SMT A.G. and Orsay Physics S.A. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other. We believe the key competitive factors are performance, range of features, reliability and price. We believe that we are competitive with respect to each of these factors. Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

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

Patents and Intellectual Property

We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, approximately 138 patents in the U.S. and approximately 188 patents outside of the U.S., many of which correspond to the U.S. patents. Further, we have licenses for additional patents. Our patents expire over a period of time from 2008 to 2027.

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

Employees

At December 31, 2007, we had 1,820 full-time equivalent, permanent employees and 46 temporary employees worldwide. Some of the 1,219 employees who are employed outside of the U.S. are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.

Backlog

At December 31, 2007, our total backlog was $310.8 million, which consisted of product and service and components backlog of unfilled orders of $256.1 million and $54.7 million, respectively, compared to $259.1 million and $46.8 million, respectively, at December 31, 2006. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds.

Of our total backlog at December 31, 2007, approximately 90% is expected to be shippable within 12 months and approximately 10% - 15% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. For example, a large order from a Canadian university that was announced in 2006, and was planned to ship in the first quarter of 2007, is now expected to ship in the first quarter of 2008. For these and other reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Geographic Revenue and Assets

The following table summarizes sales by geographic region in 2007 (in thousands):

	North America	Europe	Asia- Pacific	Total
Product sales	$164,757	$179,304	$121,027	$465,088
Service and Component sales	65,656	38,787	22,979	127,422
Total sales	$230,413	$218,091	$144,006	$592,510

Sales to countries which totaled 10% or more of our total net sales in 2007 were as follows (dollars in thousands):

	Dollar Amount	% of Total Net Sales
United States	$228,576	38.6%

Our long-lived assets were geographically located as follows at December 31, 2007 (in thousands):

United States	$50,862
The Netherlands	20,202
Other	12,702
Total	$83,766

Seasonality

Our history shows that our revenues and bookings normally peak in the fourth quarter. Bookings are normally the lowest in the second quarter and revenues are normally lowest in the third quarter.

In addition, our sales have tended to grow more rapidly from the third to the fourth quarter of the year than in other sequential quarterly periods, primarily because our NanoResearch and Industry customers budget their spending on an annual basis. Correspondingly, the NanoResearch and Industry market has tended to record declines in revenue from the fourth quarter of one year to the first quarter of the next year. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor and data storage industries.

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

Gross margins on our products vary between product lines and markets and, accordingly, changes in product mix will affect our results of operations.

If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. For example, during the second half of 2007, our net sales contained a smaller portion of sales from our relatively higher margin NanoElectronics segment, which contributed to a decrease in our overall gross margins in the second half of 2007 compared to the first half of 2007.

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

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with us in each of our product lines. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we do and may price their products very aggressively. Our significant competitors include: JEOL Ltd., Hitachi Ltd., Seiko Instruments Inc., Carl Zeiss SMT A.G. and Orsay Physics S.A. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 61% and 65%, respectively, of our revenues in the years ended December 31, 2007 and 2006 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the year ended December 31, 2007 and the year ended December 31, 2006, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

We enter into various forward extra contracts, which are a combination of a foreign forward exchange contract and an option, as well as standard option contracts, to partially mitigate the impact of changes in the euro against the dollar on our European operating results. We are evaluating the use of other forms of contracts in addition to, or as a substitute to, the forward extra contracts as we move into 2008. These contracts are considered derivatives. We are required to carry all open derivative contracts on our balance sheet at fair value. When specific accounting criteria have been met, derivative contracts can be designated as hedging instruments and changes in fair value related to these derivative contracts are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. When the designated hedges mature, they are recorded in cost of goods sold. We are required to record changes in fair value for derivatives not designated as hedges in net income in the current period. Prior to the second quarter of fiscal 2004, none of our derivative contracts were designated as hedges and all realized and unrealized gains and losses were recognized in net income in the current period. Our ability to designate derivative contracts as hedges significantly reduces the volatility in our operating results due to changes in the fair value of the derivative contracts.

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluation in 2005, we recorded charges totaling $0.5 million in other income (expense) related to hedge dedesignations and ineffectiveness. We did not record any charges for hedge dedesignations or ineffectiveness in 2007 or 2006. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

We also enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $3.1 million and $1.9 million, respectively, in 2007 and 2006.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, Frencken Mechatronics B.V. and AZD Praha STR for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (Restrictions on Hazardous Substances, or “RoHS,” regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Our business depends in large part on the capital expenditures of customers within our NanoElectronics, NanoResearch and Industry and NanoBiology market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Year Ended December 31,
	2007		2006
NanoElectronics	$198,663	33.5%	$154,648	32.3%
NanoResearch and Industry	214,551	36.2%	165,067	34.4%
NanoBiology	51,874	8.8%	40,928	8.5%
Service and Components	127,422	21.5%	118,848	24.8%
	$592,510	100.0%	$479,491	100.0%

The largest sub-parts of the NanoElectronics market are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. In the second half of 2007, we experienced a significant decline in bookings and revenue in our NanoElectronics segment due to a general decline in semiconductor and data storage capital equipment spending. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers’ products in the future would cause our business to decline. During downturns, our sales and gross profit margins generally decline.

The NanoResearch and Industry market is also affected by overall economic conditions, but is not as cyclical as the NanoElectronics market. However, NanoResearch and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary or economic constraints.

The NanoBiology market is a smaller and emerging market, and the tools we sell into that market often have average selling prices of over $1.0 million. Consequently, loss of demand among a relatively small group of potential customers can have a material impact on the overall demand for our products. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.

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

A relatively small number of customers account for a large percentage of our net revenues, although no customer has accounted for more than 10% of total net revenues in the recent past. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.

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

•                  the introduction, or announced introduction, of new products by our competitors;

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 61% and 65%, respectively, of our sales from foreign countries in the years ended December 31, 2007 and 2006. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

We have significant indebtedness. As of December 31, 2007, we had total convertible long-term debt of approximately $195.9 million due in 2008 and $115.0 million due in 2013. In January 2008, we paid off $45.9 million of the indebtedness due in 2008 and have funds available to pay off the additional $150.0 million that is due in June 2008. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•                  our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•                  our shareholders would be diluted if we elect to settle all or a portion of our zero coupon convertible notes in shares, up to a maximum aggregate of 5,528,527 shares of our common stock, upon the bondholders’ election to convert the notes once certain stock price metrics are met. These shares were included in our diluted share count for the years ended December 31, 2007 and 2006;

•                  our shareholders would be diluted if holders of all or a portion of our 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,918,395 shares of our common stock. These shares were included in our diluted share count for the year ended December 31, 2007;

•                  a substantial portion of our cash and short-term investments as of December 31, 2007 will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

•                  we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

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

At December 31, 2007, we held $118.1 million in auction rate securities (“ARS”) which we classified as current assets. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction generally every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. Subsequent to December 31, 2007, we began to exit our position in these securities. As of February 25, 2008, we had successfully liquidated $8.0 million of these securities, leaving us with $110.1 million invested in ARS.

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect additional auction failures during the remainder of February and March 2008, which will require us to hold the securities until liquidity is restored to the credit markets or the securities are redeemed or mature.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on any ARS we hold, we may be required to reclassify these investments from short-term to long-term investments. In addition, if the failed auctions or any downgrades are deemed to cause an “other than temporary impairment” of our ARS, we may be required to re-value the ARS at some amount below par. Any re-valuation of ARS that are other than temporarily impaired will flow through our operations statement and affect our earnings.

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

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial results.

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

Our ability to design, manufacture, market and service products and systems is dependent on information technology systems that encompass all of our major business functions. In 2005, we abandoned the implementation of an Oracle-based enterprise resource planning (“ERP”) software system.

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

We also maintain a major facility in Eindhoven, the Netherlands, consisting of 244,169 square feet of space. The lease for this space expires in 2018. Present lease payments are approximately $290,000 per month. This facility is used for research and development, manufacturing, sales, marketing and administrative functions.

We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of 92,570 square feet of space, and is leased for approximately $140,000 per month. The lease expires in 2012.

We operate sales and service offices in leased facilities in the People’s Republic of China (“PRC”), Japan, Hong Kong, Singapore, the Netherlands, the United Kingdom and the U.S., as well as other smaller offices in the other countries where we have direct sales and service operations. In some of these locations, we lease space directly. In other locations, we obtain space through service agreements with affiliates of Koninklijke Philips Electronics N.V. (“Philips”). We closed several European sales offices and consolidated these operations into our offices in the Netherlands in the first half of 2006. We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products. In addition, we believe that if product demand increases, we can use outsourced manufacturing of spare parts, additional manufacturing shifts and currently underutilized space as a means of adding capacity without increasing our direct investment in additional facilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices, Issuances of Common Stock and Dividends

Our common stock is quoted on the Nasdaq Global Market under the symbol FEIC. The high and low sales prices on the Nasdaq Global Market for the past two years were as follows:

2006	High	Low
Quarter 1	$26.00	$19.28
Quarter 2	25.90	19.78
Quarter 3	23.20	18.78
Quarter 4	27.37	20.49

2007	High	Low
Quarter 1	$36.48	$24.58
Quarter 2	39.25	32.37
Quarter 3	33.90	26.50
Quarter 4	34.46	24.01

The approximate number of beneficial shareholders and shareholders of record at February 26, 2008 was 11,400 and 101, respectively.

In February 1997, we acquired the electron optics business of Philips pursuant to a combination agreement between us and a subsidiary of Philips. We issued shares of our common stock to Philips at the time of the combination and agreed to issue additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised. The additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. During 2007, we did not issue any shares of our common stock to Philips in connection with this agreement and, as of December 31, 2007, 185,000 shares of our common stock remained issuable under this agreement.

We did not pay or declare any cash dividends in 2007 or 2006. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

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

	Base	Indexed Returns
	Period	Year Ended
Company/Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
FEI Company	$100.00	$147.16	$137.34	$125.38	$172.47	$162.39
Nasdaq Non-Financial	100.00	153.09	165.10	168.84	185.15	210.05
Nasdaq U.S. Index	100.00	149.52	162.72	166.18	182.57	197.98

Item 6.  Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data
Net sales	$592,510	$479,491	$420,097	$457,525	$356,892
Cost of sales(1)	346,090	283,045	274,903	276,131	215,534
Gross profit	246,420	196,446	145,194	181,394	141,358
Total operating expenses(2)	191,707	173,399	191,752	150,209	128,312
Operating income (loss)	54,713	23,047	(46,558)	31,185	13,046
Other income (expense), net(3)	11,312	5,072	(9,831)	(8,264)	(2,831)
Income (loss) from continuing operations before income taxes	66,025	28,119	(56,389)	22,921	10,215
Income tax expense(4)	8,077	10,467	22,071	7,205	3,543
Income (loss) from continuing operations	57,948	17,652	(78,460)	15,716	6,672
Income (loss) from discontinued operations, net of tax	—	(947)	302	857	522
Gain on disposal of discontinued operations, net of tax(5)	390	3,335	—	—	—
Net income (loss)	$58,338	$20,040	$(78,158)	$16,573	$7,194

Basic income (loss) per share from continuing operations	$1.62	$0.52	$(2.34)	$0.47	$0.20
Basic income per share from discontinued operations	0.01	0.07	0.01	0.03	0.02
Basic net income (loss) per share	$1.63	$0.59	$(2.33)	$0.50	$0.22

Diluted income (loss) per share from continuing operations	$1.35	$0.47	$(2.34)	$0.41	$0.18
Diluted income per share from discontinued operations	0.01	0.06	0.01	0.02	0.02
Diluted net income (loss) per share	$1.36	$0.53	$(2.33)	$0.43	$0.20

Shares used in basic per share calculations	35,709	33,818	33,595	33,253	32,930
Shares used in diluted per share calculations	46,254	39,752	33,595	39,668	36,844

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Cash and cash equivalents	$280,593	$110,656	$58,766	$112,162	$97,108
Working capital	428,071	477,660	327,789	433,895	420,400
Total assets	1,008,009	838,079	656,031	841,044	755,145
Current portion of convertible debt	195,882	—	—	—	—
Convertible debt, net of current portion	115,000	310,882	225,000	295,000	295,000
Shareholders’ equity	487,394	349,908	292,443	379,570	336,293

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

Included in 2005 operating expenses were the following:

•                  $25.4 million of asset impairment charges primarily related to semiconductor products and the write-off of all costs related to our ERP system as we determined that the future cost required to complete the ERP system did not justify the potential return; and

•                  $8.5 million of restructuring charges, primarily for severance, lease terminations and relocation expenses for the closure of our Peabody facility and consolidation of certain of our European facilities.

Included in 2004 operating expenses was a $0.6 million charge for restructuring, reorganization and relocation.

Included in 2003 operating expenses was a $1.7 million charge for restructuring, reorganization and relocation related to our fourth quarter 2002 and second quarter 2003 restructuring and reorganization plans, plus $1.2 million for the write-off of in-process purchased technology.

(3)         Included in other income (expense), net in 2007 were a $0.5 million gain related to the disposal of one of our cost-based investments and a $0.5 million gain on the sale of a minority interest in a small technology company.

Included in other income (expense), net in 2006 were the following that affect comparability:

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

Included in 2005 other income (expense), net was $6.4 million for realized losses on investments in privately-held companies and the write-down of certain of these investments for which we concluded an “other-than-temporary” impairment existed.

Included in 2003 other income (expense), net was $3.5 million related to currency and hedging gains.

(4)         Our 2007 tax provision on income from continuing operation reflected taxes on foreign earnings offset by a $4.7 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits and a tax benefit of $5.3 million related to the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S. . Our 2006 tax provision consisted primarily of taxes accrued in foreign jurisdictions and reflects a benefit of $1.5 million related to the release of valuation allowances against a portion of U.S. deferred tax assets utilized during the period. Our 2005 tax expense primarily consisted of $15.1 million in expense related to the establishment of valuation allowances against the United States deferred tax assets, which offset the benefit from U.S. net operating losses generated in 2005. Additionally, we had approximately $10.9 million of foreign tax expense, which was offset by a net current tax benefit of $4.1 million primarily related to tax audit settlements in the U.S.

(5)         Represents the gain on the sale of our Knights Technology assets.

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

Our products include focused ion beam systems, or FIBs; scanning electron microscopes, or SEMs; transmission electron microscopes, or TEMs; and DualBeam systems, which combine a FIB and SEM on a single platform.

Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor and data storage manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).

The NanoElectronics market consists of customers in the semiconductor, data storage and related industries such as printers and microelectromechanical systems (“MEMs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 65 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics, the increase in wafer size to 300 millimeters in diameter and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, factors affecting our business include the transition from longitudinal to perpendicular recording heads, rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures. Our products offer 3D metrology for thin film head processing and root cause failure analysis.

The NanoResearch and Industry market includes universities, public and private research laboratories and customers in a wide range of industries, including automobiles, aerospace, metals, mining and petrochemicals. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in root cause failure analysis and quality control applications.

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

Overview

Net sales increased to $592.5 million in 2007 compared to $479.5 million in 2006. Revenue growth in each of our product segments contributed to our growth in 2007 compared to 2006.

At December 31, 2007, our total backlog was $310.8 million compared to $305.9 million at December 31, 2006. Backlog consisted of product and service and components backlog of unfilled orders of $256.1 million and $54.7 million, respectively, at December 31, 2007 compared to $259.1 million and $46.8 million, respectively, at December 31, 2006.

Outlook for 2008

After achieving revenue growth of 23.6% in 2007 compared to 2006, we expect slower growth in 2008.

We expect our NanoResearch and Industry business to continue to grow as governments, institutions and corporations globally continue to invest in nanotechnology research and product development. If the U.S. experiences a consumer-led recession in 2008, as many observers expect, a portion of our NanoResearch and Industry business could be somewhat affected. However, we believe the global reach of our products and the multi-year budget cycles of many of our customers will be sufficient to provide further growth in 2008. We also expect continued growth in our NanoBiology business in 2008, although it will vary from quarter to quarter. This is an emerging, research-oriented market for us, and we expect our revenue to be positively affected by the introduction of the Titan Krios TEM in early 2008. We experienced a significant slow-down in bookings in our NanoElectronics business in the second half of 2007, mainly due to a cyclical slow-down in the semiconductor capital equipment industry. That weakness relative to the first half of 2007 is expected to persist in 2008. While revenue for this segment is likely to decline in 2008, we believe we have the potential to demonstrate better performance than the semiconductor capital equipment industry as a whole, because of increased demand for higher-resolution images as manufacturers move to smaller line widths and new processes, among other factors. Demand for service of our products is expected to grow modestly as our installed base of products grows.

We believe we hold leadership positions, both technologically and in the markets in which we compete, with our TEM and DualBeam products. While some competitors introduced new products in these areas in 2007, we expect to maintain our leadership in 2008. In the SEM product line, we expect to introduce new products in 2008 that will improve our competitive position, with the goal of obtaining technological leadership in that product line as well.

Our gross margins improved in 2007 compared with 2006. While our plan is to continue that trend in 2008, we face a number of challenges. Factors that may contribute to increased margins include the introduction of new products and planned operational improvements in our supply chain, manufacturing operations and service organization. However, product mix and a weaker U.S. dollar will likely reduce margins early in 2008. The product mix pressure includes the potential decline in the relative size of our higher-margin NanoElectronics business, as well as the sale of relatively fewer DualBeam products within NanoElectronics. The weaker U.S. dollar adversely affects us because our euro-denominated expenses are greater than our euro-denominated revenue. Our cash flow hedging program can delay or mitigate the effect of the weaker U.S. dollar, but it cannot counteract the multi-year trend we have seen in recent years. We have programs in place to offset these negative forces on our margins, including new product introductions and better operational balance between euro expenses and euro revenues, but they are likely to offset only part of the impact of the downward mix and currency fluctuations on margins in 2008.

Growth in research and development and marketing spending is also negatively affected by the stronger euro, as well as increases in personnel, because a large percentage of our research and development operations are located in Europe. Total employment growth is planned to be significantly below the 11% growth rate of 2007, but we do plan to selectively add to critical positions during 2008. Overall operating spending is expected to grow in 2008 compared with 2007, but at a significantly lower rate of growth than in 2007.

Non-operating income is expected to decline in 2008 due to lower market interest rates and the repayment of part of our outstanding debt. Our annual tax rate is also expected to be somewhat higher for 2008, because 2007’s expense for income taxes was lowered by the settlement of several international tax audits.

Our goal for 2008 is to increase net income over 2007 levels. However, the combination of more modest growth and improvement in gross margins, offset by increased operating expenses, lower non-operating income and a higher tax rate, could result in net income in 2008 that is below 2007 levels.

Results of Operations

The following table sets forth our statement of operations data in thousands of dollars.

	Year Ended December 31,
	2007	2006	2005
Net sales	$592,510	$479,491	$420,097
Cost of sales	346,090	283,045	274,903
Gross profit	246,420	196,446	145,194
Research and development	66,042	57,528	56,577
Selling, general and administrative	124,160	100,279	97,460
Merger costs	—	484	—
Amortization of purchased technology	1,777	2,034	3,819
Asset impairment	—	465	25,352
Restructuring, reorganization and relocation costs	(272)	12,609	8,544
Operating income (loss)	54,713	23,047	(46,558)
Other income (expense), net	11,312	5,072	(9,831)
Income (loss) from continuing operations before income taxes	66,025	28,119	(56,389)
Income tax expense	8,077	10,467	22,071
Income (loss) from continuing operations	57,948	17,652	(78,460)
Income (loss) from discontinued operations, net of tax	—	(947)	302
Gain on disposal of discontinued operations, net of tax	390	3,335	—
Net income (loss)	$58,338	$20,040	$(78,158)

The following table sets forth our statement of operations data as a percentage of net sales.

	Year Ended December 31,(1)
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.4	59.0	65.4
Gross profit	41.6	41.0	34.6
Research and development	11.1	12.0	13.5
Selling, general and administrative	21.0	20.9	23.2
Merger costs	—	0.1	—
Amortization of purchased technology	0.3	0.4	0.9
Asset impairment	—	0.1	6.0
Restructuring, reorganization and relocation costs	—	2.6	2.0
Operating income (loss)	9.2	4.8	(11.1)
Other income (expense), net	1.9	1.1	(2.3)
Income (loss) from continuing operations before income taxes	11.1	5.9	(13.4)
Income tax expense	1.4	2.2	5.3
Income (loss) from continuing operations	9.8	3.7	(18.6)
Income (loss) from discontinued operations, net of tax	—	(0.2)	0.1
Gain on disposal of discontinued operations, net of tax	0.1	0.7	—
Net income (loss)	9.8%	4.2%	(18.6)%

(1)  Percentages may not add due to rounding.

Net sales increased $113.0 million, or 23.6%, to $592.5 million, in 2007 compared to $479.5 million in 2006. The increase in net sales reflects increases in all of our market segments, as discussed in more detail below.

Net sales increased $59.4 million, or 14.1%, to $479.5 million, in 2006 compared to $420.1 million in 2005. The increase in net sales was driven by improvements in all of our segments, primarily related to increases in our TEM and small-stage DualBeam sales.

Net Sales by Segment

Net sales include sales in the NanoElectronics market, the NanoResearch and Industry market, the NanoBiology market and the Service and Components market. Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended December 31,
	2007		2006		2005
NanoElectronics	$198,663	33.5%	$154,648	32.3%	$145,951	34.7%
NanoResearch and Industry	214,551	36.2%	165,067	34.4%	130,045	31.0%
NanoBiology	51,874	8.8%	40,928	8.5%	35,355	8.4%
Service and Components	127,422	21.5%	118,848	24.8%	108,746	25.9%
	$592,510	100.0%	$479,491	100.0%	$420,097	100.0%

NanoElectronics

The $44.0 million, or 28.5%, increase in NanoElectronics sales in 2007 compared to 2006 was due to increases in the number of TEM and small-stage DualBeam system units sold. We achieved increased penetration of TEM sales due to higher resolution image requirements from customers. The increase in small-stage DualBeam systems was due to continued adoption of new products. Sales in the NanoElectronics segment moderated in the third and fourth quarters of 2007 as compared to the first two quarters of 2007 due to a cyclical decline in semiconductor capital spending. We expect this trend to continue in the first quarter of 2008 and perhaps beyond.

The $8.7 million, or 6.0%, increase in NanoElectronics sales in 2006 compared to 2005 was primarily due to improvements in our wafer-level DualBeam, SEM and small-stage DualBeam system unit sales, which resulted primarily from general demand in the semiconductor capital equipment and data storage markets. These improvements were partially offset by volume declines related to products in our semiconductor businesses that were deemphasized during our restructuring activities in the second half of 2005.

NanoResearch and Industry

The $49.5 million, or 30.0%, increase in NanoResearch and Industry sales in 2007 compared to 2006 was due primarily to increases in the number of SEM and small-stage DualBeam system units sold as nanotechnology research strengthens. In addition, we have seen strong customer demand in this market for our high-end TEMs, including the Titan, other new SEM products and small-stage DualBeam products introduced in the last two years.

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

NanoBiology

The $10.9 million, or 26.7%, increase in NanoBiology sales in 2007 compared to 2006 was due primarily to an increase in the number of TEM units sold as the adoption of TEM technology increased in life sciences research applications. NanoBiology is an emerging market for our equipment, and a significant portion of the tools we sell in this market have relatively high per unit prices. As a result, quarter-to-quarter growth rates in this market are likely to fluctuate, although we expect long-term growth.

The $5.6 million, or 15.8%, increase in NanoBiology sales in 2006 compared to 2005 was due primarily to a shift in mix to higher-priced TEMs. We also realized an increase in the number of TEMs sold in 2006 compared to 2005.

Service and Components

The $8.6 million, or 7.2%, increase in Service and Component sales in 2007 compared to 2006 was due primarily to a larger installed base and the fact that the installed base has newer, higher-priced tools, which typically carry higher-priced service contracts. Component sales include sales of individual components as well as refurbished equipment and decreased $0.6 million, or 7.9%, in 2007 compared to 2006. This decrease was primarily due to weakness in NanoElectronics in the second half of 2007 and the timing of orders and shipments.

The $10.1 million, or 9.3%, increase in Service and Component sales in 2006 compared to 2005 was due primarily to a larger installed base and strong service contract renewals in the second half of 2006. Component sales contributed $0.8 million to the increase in 2006 compared to 2005.

Net Sales by Geographic Region

A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Year Ended December 31,
	2007		2006		2005
North America	$230,413	38.9%	$167,389	34.9%	$125,875	30.0%
Europe	218,091	36.8%	187,229	39.0%	160,891	38.3%
Asia-Pacific Region	144,006	24.3%	124,873	26.1%	133,331	31.7%
	$592,510	100.0%	$479,491	100.0%	$420,097	100.0%

North America

Sales in North America increased $63.0 million, or 37.7%, in 2007 compared to 2006. This increase was primarily due to strong bookings in 2006, which resulted in increased shipments in 2007, improved sales efforts in North America in 2007 following the reorganization of our sales management team in North America in 2005, as well as a generally strong market for our tools.  In addition, 2007 sales were positively affected by the utilization of backlog during the year.

Sales in North America increased $41.5 million, or 33.0%, in 2006 compared to 2005. This increase was primarily due to increased data storage sales as the conversion to perpendicular recording accelerated, as well as increased TEM sales, including the Titan, and increased small-stage DualBeam sales. These improvements were partially driven by improvements in the semiconductor capital equipment and data storage markets in 2006 compared to 2005. The reorganization of our sales management team in North America in 2005 also contributed to the improved net sales in 2006 compared to 2005.

Europe

Sales in Europe increased $30.9 million, or 16.5%, in 2007 compared to 2006. Several nanoresearch centers are being developed in the European region, which has contributed to an increase in NanoResearch and Industry and NanoBiology sales. We are also focusing on increasing the number of indirect sales agents and distributors, which has contributed to the increase in sales in both existing and emerging markets. The change in the valuation of the European currencies in relation to the U.S. dollar during 2007 increased European sales in 2007 by approximately $17.1 million.

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

Asia-Pacific Region

Sales in the Asia-Pacific region increased $19.1 million, or 15.3%, in 2007 compared to 2006. This increase was primarily due to higher unit sales, primarily in Japan and China. We are also realizing initial benefits from our investment in additional sales and service resources in 2007 in the Asia-Pacific region.

Sales in the Asia-Pacific region decreased $8.5 million, or 6.3%, in 2006 compared to 2005. This decrease resulted from lower volume sales of our wafer-level DualBeam systems and small-stage DualBeam systems in 2006 due to unusually high volumes in 2005 and a decrease in SEM sales, partially offset by an increase in TEM sales, including the Titan.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2007	2006	2005
NanoElectronics	51.8%	49.2%	35.9%
NanoResearch and Industry	41.5%	42.5%	38.9%
NanoBiology	39.8%	40.7%	35.2%
Service and Components	26.6%	28.2%	27.3%
Overall	41.6%	41.0%	34.6%

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

Cost of sales increased $63.1 million, or 22.3%, to $346.1 million in 2007 compared to $283.0 million in 2006. This increase was primarily due to the increase in revenue discussed above, although cost of sales as a percentage of revenue decreased slightly, partially offsetting these increases. In addition, the change in the valuation of European currencies in relation to the U.S. dollar during 2007 increased cost of sales by approximately $19.6 million in 2007.

The net effect on our gross margin from the effect of the change in valuation of currencies on our net sales and cost of sales was an approximately $2.6 million decrease, which decreased our gross margin percentage by approximately 1.7 percentage points. Offsetting the negative currency effects were approximately $5.0 million of cash flow hedge gains recorded in cost of sales, which improved gross margins by approximately one percentage point.

Cost of sales increased $8.1 million, or 3.0%, to $283.0 million in 2006 compared to $274.9 million in 2005. This increase was primarily due to the increased sales in 2006 compared to 2005 and $0.8 million of stock-based compensation in 2006 compared to none for 2005. These increases were partially offset by $14.2 million of charges incurred to write-off inventory and capitalized software related to the closure of our Peabody, Massachusetts facility in 2005, as well as an increase in our overall gross margin as detailed above.

Overall gross margins were decreased in 2005 by approximately 3.4 percentage points due to the $14.2 million of charges related to the write-down of inventory and capitalized software as discussed above and the NanoElectronics margins were decreased by approximately 9.7 percentage points.

NanoElectronics

The increase in NanoElectronics gross margins in 2007 compared to 2006 was due primarily to the sale of more high-end systems, such as the data storage Certus DualBeam product, high-end TEM units and new small-stage DualBeam products.

The NanoElectronics gross margin improved significantly in 2006 compared to 2005, primarily due to the impact in 2005 of the inventory and capitalized software write-offs discussed above. Additionally, gross margins in 2006 increased due to improvements in our product mix for both DualBeam systems and TEM products, including the Titan.

NanoResearch and Industry

The decrease in the NanoResearch and Industry gross margin in 2007 compared to 2006 was primarily due to pricing pressure on our SEM and lower-end TEM systems and costs to ramp production of our new Phenom product, partially offset by a shift in product mix to more high-end TEMs and small-stage DualBeam units.

The increase in the NanoResearch and Industry gross margin in 2006 compared to 2005 was primarily due to improvements in the TEM product mix, partially offset by the shift to the lower-margin small-stage DualBeam systems.

NanoBiology

The decrease in the NanoBiology gross margin in 2007 compared to 2006 was primarily due to pricing pressures on our lower-end TEM and SEM systems. These factors were partially offset by the sale of more high-end TEM products, which have higher gross margins than other products within this segment.

The increase in the NanoBiology gross margin in 2006 compared to 2005 was primarily due to improvements in margins achieved on our TEMs, due in part to sales of the Titan.

Service and Components

The decrease in the Service and Components gross margin in 2007 compared to 2006 was primarily due to increased headcount and travel costs, partially offset by higher revenues from a larger installed base.

The increase in the Service and Components gross margin in 2006 compared to 2005 was primarily due to efficiencies gained as net sales increased and a reduction in inventory write-downs in 2006 compared to 2005, partially offset by higher repair costs and material usage.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments third parties for research and development of new products and new software or enhancements to existing products and software and are presented net of subsidies received for such efforts. During 2007, we received subsidies from European governments for technology developments specifically in the areas of semiconductor and life science equipment.

R&D costs were $66.0 million (11.1% of net sales) in 2007, $57.5 million (12.0% of net sales) in 2006 and $56.6 million (13.5% of net sales) in 2005.

R&D costs are reported net of subsidies and were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Gross spending	$70,058	$61,420	$61,130
Less subsidies	(4,016)	(3,892)	(4,553)
Net expense	$66,042	$57,528	$56,577

The $8.5 million increase in R&D costs in 2007 compared to 2006 was due to a $1.2 million increase in project spending in North America and Europe, a $4.2 million increase in labor and related costs, including stock-based compensation, due to headcount additions, increased contractors, annual pay raises and increased bonus accruals and a $3.2 million increase related to currency fluctuations.

The $1.0 million increase in R&D costs in 2006 compared to 2005 was primarily due to a $0.9 million increase in stock-based compensation, a $1.6 million increase in employee cash bonuses and a $0.7 million decrease in subsidies received, partially offset by $2.5 million in savings from restructuring activities, mainly due to the closing of our Peabody, Massachusetts operations and $0.5 million in project cost savings. Subsidies have decreased as the projects available for subsidies, primarily in the Netherlands and the U.S., have decreased.

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

SG&A costs were $124.2 million (21.0% of net sales) in 2007, $100.3 million (20.9% of net sales) in 2006 and $97.5 million (23.2% of net sales) in 2005.

The $23.9 million increase in SG&A costs in 2007 compared to 2006 was due primarily to a $12.8 million increase in labor and related costs, which includes stock-based compensation expense, a $4.8 million increase in agent commissions and other selling costs and a $2.8 million increase in legal and accounting expenses. These increases were primarily due to increases in headcount, as we are adding to our global sales force, and higher sales in 2007 compared to 2006. SG&A in 2007 was also affected by a $3.5 million increase related to currency fluctuations.

The $2.8 million increase in SG&A costs in 2006 compared to 2005 was primarily due to $5.6 million of profit sharing and management incentive pay as a result of the achievement of corporate profitability targets in 2006 compared to none in 2005. In addition, commissions increased approximately $0.8 million due to the increase in net sales and stock-based compensation increased $4.0 million. These increases were partially offset by a $1.5 million gain related to the sale of certain intellectual property rights to a privately-held company, approximately $2.1 million of savings related to our 2005 restructuring activities, a $1.6 million decrease in legal and audit fees, excluding the merger costs discussed below, a $0.9 million decrease in bad debt expense and a $1.2 million decrease in labor and related costs due primarily to lower headcount.

Merger Costs

Merger costs of $0.5 million in 2006 related to legal expenses and Board of Directors’ costs incurred for activities related to a merger proposal. The discussions related to the proposed transaction were terminated in the first quarter of 2006.

Amortization of Purchased Technology

Amortization of purchased technology was $1.8 million in 2007, $2.0 million in 2006 and $3.8 million in 2005.

In 2005, we recorded an impairment charge of $9.3 million against our purchased technology balance, which led to the decrease in amortization in 2006 compared to 2005. See also Note 5 of Notes to Consolidated Financial Statements.

Our purchased technology balance at December 31, 2007 was $2.9 million and current amortization of purchased technology is approximately $0.4 million per quarter, which could increase if we acquire additional technology.

Asset Impairment

We had no asset impairment charges in 2007.

Asset impairment charges of $0.5 million in 2006 were primarily for the write-off of the remaining costs related to the abandonment of our ERP system, which were incurred during the first quarter of 2006.

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
$25,352

Our goodwill impairment analysis was focused on goodwill related to our former microelectronics segment, which we sold to the semiconductor market. Based on our analysis of current and projected operating results, we concluded that the goodwill allocated to this segment was not impaired. However, we evaluated the recoverability of the segment’s long-lived assets and concluded impairments existed.

Accordingly, we recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. Additionally, certain assets were abandoned and, accordingly, written off, including a charge for costs capitalized for the terminated ERP project.

Restructuring, Reorganization, Relocation and Severance

The net $0.3 million expense reversal of restructuring, reorganization, relocation and severance costs in 2007 related to favorable buyouts of our Peabody lease, offset by changes in estimates incorporated into our restructuring accrual related to our ability to sublease certain abandoned facilities under lease.

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

For information regarding the related accrued liability, see Note 14 of Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities and, in 2004, a shareholder note receivable. Interest income was $22.4 million in 2007, $13.2 million in 2006 and $7.8 million in 2005.

These increase in 2007 compared to 2006, as well as the increase in 2006 compared to 2005, resulted from increases in our invested balances, primarily due to cash generated by operations, as well as from the net proceeds from our sale of $115.0 million principal amount of 2.875% convertible debt in May 2006.

Interest expense for 2007, 2006 and 2005 included interest related to our 5.5% convertible debt issued in August 2001, which we retired in January 2008. Interest expense in 2007 and 2006 also included interest related to our $115.0 million principal amount of 2.875% convertible debt, which was issued in May 2006.

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

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs, including those related to our 2.875% convertible notes, will total approximately $0.3 million per quarter through 2008 and $0.1 million per quarter thereafter through the second quarter of 2013.

Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Other, net in 2007 included a $0.5 million gain related to the disposal of one of our cost-based investments and a $0.5 million gain for the final escrow payment on the sale of a minority interest in a small technology company.

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

At December 31, 2007 and 2006, all cost-method investments have been written down to zero on our balance sheet.

Income Tax Expense

We recorded a tax provision of $8.1 million, $10.5 million and $22.1 million, respectively, in 2007, 2006 and 2005, which reflected an effective tax rate of 12.2%, 37.2% and 39.1%, respectively.

Our 2007 tax provision on income from continuing operation reflected taxes on foreign earnings offset by a $4.7 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits and a tax benefit of $5.3 million related to the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.

We adopted the provisions of Interpretation No. 48 in the first quarter of 2007 and, accordingly, increased the opening balance of retained earnings by $4.1 million to reflect those tax positions that are more likely than not to be sustained. As of December 31, 2007, unrecognized tax benefits were $15.7 million and related primarily to uncertainty surrounding intercompany pricing and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our 2006 tax provision consisted primarily of taxes accrued in foreign jurisdictions and reflects a benefit of $1.5 million related to the release of valuation allowances against a portion of U.S. deferred tax assets utilized during the period.

Our 2005 tax provision primarily consisted of $15.1 million in expense related to the establishment of valuation allowances against the U.S. deferred tax assets, which offset the benefit from U.S. net operating losses generated in 2005. Additionally, we had approximately $10.9 million of foreign tax expense, which was offset by a net current tax benefit of $4.1 million primarily related to tax audit settlements in the U.S. For 2005, we experienced an abnormally high effective tax rate as we had profits and related tax expense from our international operations, but losses in the U.S. for which we did not record a tax benefit.

Valuation allowances on deferred tax assets totaled $39.5 million and $33.5 million as of December 31, 2007 and 2006, respectively.

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

Discontinued Operations

In the fourth quarter of 2006, we sold the assets and operations related to Knights Technology, which was a consolidated subsidiary, and recognized a gain on the disposal of the discontinued operations of $3.3 million and received cash proceeds of $7.8 million. In the first quarter of 2007, we recognized an additional $0.1 million gain related to post-closing adjustments for working capital items. In addition, in the fourth quarter of 2007, we recognized an additional $0.3 million gain related to the release of certain acquisition contingency accruals, as well as to amounts that had been held in escrow and subsequently paid to us once all contingencies surrounding the transaction were resolved. All historical statement of operations data has been restated to reflect the discontinued operations.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Revenue	$—	$5,245	$7,132
Pre-tax (loss) income	—	(905)	606
Income tax expense	—	42	304
Gain on disposal of discontinued operations, net of tax	390	3,335	—
Amount of goodwill and other intangible assets disposed of	—	3,133	—

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of December 31, 2007 consisted of $453.6 million of cash, cash equivalents, short-term restricted cash and short-term investments, $12.8 million in non-current investments, $24.6 million of long-term restricted cash, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

At December 31, 2007, we held $118.1 million in auction rate securities (“ARS”) which we classified as current assets. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction generally every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. Subsequent to December 31, 2007, we began to exit our position in these securities. As of February 25, 2008, we had successfully liquidated $8.0 million of these securities, leaving us with $110.1 million invested in ARS.

A chart showing the amounts of each of our ARS, the issuers and whether the underlying collateral for the notes are guaranteed by the U.S. Department of Education (“USDE”) is set out below. At the time of issuance, each of the ARS was purported to be at least 100% collateralized. All of the notes come up for auction by March 24, 2008.

Issuer	Principal Amount	USDE Guarantee	Maturity Dates
State Agencies	$60.7 million	From 81.13% to 100%	Range from 2031 to 2047

Corporate issuers	$49.4 million	From 0% to 100%	Range from 2028 to 2047

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect additional auction failures during the remainder of February and March 2008, which will require us to hold the securities until liquidity is restored to the credit markets or the securities are redeemed or mature.

All of the ARS held by us carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the USDE. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on any ARS we hold, we may be required to reclassify these investments from short-term to long-term investments. In addition, if the failed auctions or any downgrades are deemed to cause an “other than temporary impairment” of our ARS, we may be required to re-value the ARS at some amount below par. Any re-valuation of ARS that are other than temporarily impaired will flow through our operations statement and affect our earnings.

We believe that, even allowing for the reclassification of these securities to long-term and the possible requirement to hold such securities for an indefinite period of time, our remaining cash and cash equivalents, short-term restricted cash, short-term investments and cash expected to be generated from operations will be sufficient to meet our expected operational and capital needs for at least the next twelve months from December 31, 2007, including our upcoming convertible note repayment obligations.

In 2007, cash and cash equivalents and short-term restricted cash increased $170.4 million to $301.6 million as of December 31, 2007 from $130.8 million as of December 31, 2006 primarily as a result of $51.5 million provided by operations, $40.9 million of proceeds from the exercise of employee stock options and employee stock purchases, $105.7 million of net maturities of marketable securities and a $8.8 million favorable effect of exchange rate changes. These increases were partially offset by $18.5 million used for the purchase of property, plant and equipment.

Accounts receivable increased $12.1 million to $157.1 million as of December 31, 2007 from $145.0 million as of December 31, 2006, primarily due to increased sales in the fourth quarter of 2007 compared with the fourth quarter of 2006. The December 31, 2007 balance was also affected by a $9.3 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 95 days at December 31, 2007 compared to 94 days at December 31, 2006.

Inventories increased $41.3 million to $138.8 million as of December 31, 2007 compared to $97.5 million as of December 31, 2006. The increase primarily was due to purchasing of raw materials as sales continue to increase, as well as an increase related to currency movements of approximately $11.6 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.6 times for the quarter ended December 31, 2007 and 3.5 times for the quarter ended December 31, 2006.

Other assets, net increased $9.3 million to $16.8 million as of December 31, 2007 compared to $7.5 million as of December 31, 2006 primarily due to increased long-term lease receivables, increased taxes receivable and approximately $3.5 million of intangible asset additions.

Expenditures for property, plant and equipment of $18.5 million in 2007 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, customer evaluation systems and R&D equipment for applications development. We estimate our total capital expenditures in 2008 to be approximately $29.5 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Accounts payable decreased $13.9 million to $31.2 million as of December 31, 2007 compared to $45.1 million as of December 31, 2006. The decrease resulted primarily from lower material purchases as part of inventory reduction programs. Additionally, primarily in our European locations, we have decreased the number and amount of invoices on hold after negotiations with our suppliers on open issues. We have also noted in price negotiations with suppliers a trend that suppliers request shorter payment terms or better adhered to payment terms in exchange for more favorable pricing.

Accrued payroll liabilities increased $5.4 million to $26.1 million as of December 31, 2007 compared to $20.7 million as of December 31, 2006. The increase resulted primarily from profit sharing and variable compensation programs for management personnel for 2007 being partially offset by the payment of amounts earned in 2006 in the first quarter of 2007. Additionally, accrued wages and related payroll taxes increased from prior year due to headcount and wage increase.

Other liabilities increased $33.1 million to $38.7 million as of December 31, 2007 compared to $5.6 million as of December 31, 2006. The increase resulted primarily from the reclassification of $9.1 million of unrecognized tax benefits from income taxes payable to other long-term liabilities for the impact of the adoption of Interpretation No. 48, as well as current year accruals of $6.3 million related to unrecognized tax benefits. Additionally, long-term liabilities increased $15.6 million related to deferred revenue not expected to be taken into revenue within the next twelve months.

We have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries.  As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2007, we had $46.0 million of these guarantees and letters of credit outstanding, of which approximately $45.6 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2007 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond
Convertible Debt	$310,882	$195,882	$—	$—	$115,000
Convertible Debt Interest	18,121	3,517	6,613	6,613	1,378
Letters of Credit and Bank Guarantees	40,200	15,578	4,971	—	19,651
Purchase Order Commitments	63,047	63,047	—	—	—
Pension Related Obligations	2,751	332	165	238	2,016
Deferred Compensation Liability	2,769	—	—	—	2,769
Capital Leases	2,697	1,429	1,146	122	—
Operating Leases	57,016	6,912	11,597	11,679	26,828
Total	$497,483	$286,697	$24,492	$18,652	$167,642

We also have other liabilities of $15.7 million relating to uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to the uncertain tax positions, we have excluded this amount from the table above.

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

Revenue Recognition

We recognize revenue when persuasive evidence of a contractual arrangement exits, delivery has occurred or services have been rendered, the seller’s price to buyer is fixed and determinable, and collectibility is reasonably assured.

For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. The portion of revenue related to installation and final acceptance, of which the estimated fair value is generally 4% of the total revenue of the transaction, is deferred until such installation and final customer acceptance are completed. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue applicable to installation and customer acceptance is recognized upon meeting specifications at the installation site. For new applications of our products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

For sales arrangements containing multiple elements (products or services), revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. To be considered a separate element, the product or service in question must represent a separate unit under accounting rules and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.

We provide maintenance and support services under renewable, term maintenance agreements. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally 12 months, and commences from contract date.

Revenue from time and materials based service arrangements is recognized as the service is performed. Spare parts revenue is generally recognized upon shipment.

Deferred revenue represents customer deposits on equipment orders, orders awaiting customer acceptance and prepaid service contract revenue. Deferred revenue is recognized in accordance with our revenue recognition policies described above.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on collection experience and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve may occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in individual customers’ credit quality. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our bad debt expense totaled $0.9 million, $0.7 million and $1.7 million, respectively, in 2007, 2006 and 2005. Our allowance for doubtful accounts totaled $3.8 million and $4.2 million, respectively, at December 31, 2007 and 2006.

Valuation of Excess and Obsolete Inventory

Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence. Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service. As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used. Provision for inventory valuation adjustments totaled $1.0 million in 2007, were immaterial in 2006 and totaled $10.1 million in 2005. Provision for service inventory valuation adjustments totaled $4.0 million, $4.2 million and $2.9 million, respectively, in 2007, 2006 and 2005.

Valuation of Investments in Privately-Held Companies

We made investments in several small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case, we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an “other-than-temporary” decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. During 2005, we recorded impairments and losses on liquidation related to these investments totaling $6.4 million. During 2006, we wrote off certain of our investments, incurring a charge of $3.9 million, and sold our remaining investments, resulting in a gain of $5.2 million, and, accordingly, as of December 31, 2007 and December 31, 2006, the carrying value of our investments in privately-held companies was zero on our balance sheet. See also Note 3 of Notes to Consolidated Financial Statements.

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

For information on impairments recognized in 2006 and 2005, see Note 5 of Notes to Consolidated Financial Statements.  No such adjustments were made in 2007.

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, a two-step impairment test is performed at least annually, in accordance with the provisions of SFAS No. 142. We test goodwill for impairment annually in the fourth quarter. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments as disclosed under SFAS No. 131,

“Disclosures about Segments of an Enterprise and Related Information.”  If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The fair value of the reporting unit’s goodwill must be determined based on, and compared to, the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in the first step of our goodwill impairment analyses performed during 2007, 2006 or 2005.

Existing Technology Intangible Assets

Existing technology intangible assets purchased in business combinations, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology. We currently are using amortization periods ranging from 5 to 12 years for these assets. Changes in technology could affect our estimates of the useful lives of such assets. We test our technology intangible assets for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability by comparing the carrying amount to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate. We review the estimated useful lives of the assets on an annual basis. During 2005, we recorded impairment charges related to these assets totaling $9.3 million, which were included as a component of asset impairment on our consolidated statement of operations. For additional information on these impairments, see Note 5 of Notes to Consolidated Financial Statements. We did not change estimated useful lives or recognize impairment charges related to our technology intangible assets during 2007 or 2006.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. During 2007 and 2006, we released approximately $5.3 million and $1.5 million, respectively, in valuation allowance relating to U.S. deferred tax assets utilized during the year to offset U.S. taxable income generated during the respective periods. During 2005, we recorded valuation allowances against deferred tax assets that existed prior to January 1, 2005 and U.S. deferred tax assets originated in 2005. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, additional increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $2.6 million and $0.5 million, respectively, at December 31, 2007 and 2006 and our valuation allowance totaled $39.5 million and $33.5 million, respectively.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Interpretation No. 48 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of Interpretation No. 48 and recorded a $4.1 million increase to the opening balance of retained earnings to account for the cumulative effect of applying the new standard to previously unrecognized tax benefits. The increase to retained earnings was attributable to the resolution of a U.S. federal tax audit where the result was considered more likely than not under the recognition and measurement standards of Interpretation No. 48.

On January 1, 2007, total unrecognized tax benefits were $17.6 million, of which $9.1 million would have an impact on the effective tax rate. Interest and penalties accrued on unrecognized tax benefits were $1.5 million and were treated as tax expense in the consolidated statement of operations. Unrecognized tax benefits relate mainly to uncertainty surrounding intercompany pricing, permanent establishment and the capitalization of certain costs. See Note 13 of Notes to Consolidated Financial Statements for additional information.

Significant income tax exposures include potential challenges to intercompany pricing and permanent establishment. In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense.

Warranty Liabilities

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and warranty costs fluctuate. Our warranty reserve totaled $6.6 million and $5.7 million, respectively, at December 31, 2007 and 2006. Warranty expense totaled $16.0 million, $11.7 million and $9.3 million, respectively, during 2007, 2006 and 2005. The 2005 expense is net of a $1.0 million positive adjustment to warranty expense based on an analysis of our actual warranty costs incurred compared to our reserve estimate. No such adjustments were recorded in 2007 or 2006.

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

Compensation expense, net of tax, calculated pursuant to SFAS No. 123 totaled $34.4 million in 2005.

Accounting for Derivatives

We use foreign forward extra contracts (a combination of forward exchange and option contracts) and option contracts and we are looking at additional instruments in 2008 to hedge certain anticipated foreign currency exchange transactions. When specific criteria required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income (expense) during the quarter in which such changes occur.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local-currency-denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated results of operations and financial position. The major foreign currencies in which we experience periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling. For each of the last three years, more than 62% of our sales occurred outside of the U.S.

In addition, because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from sales in that geographic region. Our raw materials, labor and other manufacturing costs are primarily denominated in

U.S. dollars, euros and Czech korunas. This situation negatively affects our gross margins and results of operations when the dollar weakens in relation to the euro or koruna. A strengthening of the dollar in relation to the euro or koruna would have a net positive effect on our gross margins and results of operations. Movement of Asian currencies in relation to the dollar and euro also can affect our reported sales and results of operations because we derive more revenue than we incur costs from the Asia-Pacific region. In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. The resulting translation adjustments increased shareholders’ equity and comprehensive income in 2007 by $26.5 million. Holding other variables constant, if the U.S. dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $24.6 million as of December 31, 2007. Holding other variables constant, if the U.S. dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $20.2 million as of December 31, 2007.

Risk Mitigation

We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific accounting criteria have been met, changes in fair values of derivative contracts relating to anticipated transactions are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2007, the aggregate notional amount of our outstanding derivative contracts was $68.5 million, which contracts have varying maturities through December 29, 2008. We do not enter into derivative financial instruments for speculative purposes.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2007 would increase by approximately $2.6 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the U.S. dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

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

The hedging transactions we undertake are intended to limit our exposure to changes in the dollar/euro exchange rate. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $3.1 million, $1.9 million and $1.5 million, respectively, in 2007, 2006 and 2005.

Cash Flow Hedges

We use foreign forward extra contracts (a combination of forward exchange and option contracts) and also option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up generally on a twelve-month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro exchange rate. The forward extra contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.

These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $5.0 million in 2007 in cost of sales related to hedge results, compared to realized gains of $2.0 million in 2006. As of December 31, 2007, $2.2 million of deferred unrealized net gains on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income. We did not record any charges related to hedge dedesignations or ineffectiveness in 2007 or 2006. In 2005, we recorded charges totaling $0.5 million in other income (expense) related to hedge dedesignations and ineffectiveness. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2007, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt. The significant decline in U.S. interest rates in early 2008, combined with the use of cash to pay off some of our outstanding debt securities, is expected to result in lower net interest income in 2008 compared with 2007.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2007, we held cash and cash equivalents of $280.6 million and short-term restricted cash of $21.0 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $3.0 million assuming our cash and cash equivalent balances at December 31, 2007 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Fixed Rate Debt Securities

As of December 31, 2007, we held short- and long-term fixed rate investments of $43.9 million that consisted of corporate notes and bonds and government-backed securities. These investments are recorded on our balance sheet at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $0.4 million assuming our investment balances at December 31, 2007 remained constant.

Variable Rate-Notes

As of December 31, 2007, we held variable-rate auction notes of $118.1 million. These securities are primarily backed by government guaranteed student loans and carry the highest investment ratings.  None of these notes are backed by mortgages or collateralized debt obligations. Subsequent to December 31, 2007, certain auctions of these securities have failed. See also “Liquidity and Capital Resources” above. Cost is generally considered to approximate fair value for these securities and their fair value is not significantly impacted by interest rate fluctuations. Declines in interest rates over time would reduce our interest income from our investments in variable-rate notes, as interest rates are reset periodically to current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $1.2 million assuming our investment balances at December 31, 2007 remained constant.

Fair Value of Convertible Debt

The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At December 31, 2007, we had $310.9 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $328.8 million at December 31, 2007.

Item 8.  Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2007 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Net sales	$147,959	$148,555	$145,788	$150,208
Cost of sales	84,216	86,798	84,556	90,520
Gross profit	63,743	61,757	61,232	59,688
Total operating expenses	44,933	46,761	47,773	52,240
Operating income	18,810	14,996	13,459	7,448
Other income, net(1)	1,197	3,130	3,161	3,824
Income from continuing operations before income taxes	20,007	18,126	16,620	11,272
Income tax expense (benefit)	5,077	4,095	3,236	(4,331)
Income from continuing operations	14,930	14,031	13,384	15,603
Income from discontinued operations, net of tax(2)	127	—	—	263
Net income	$15,057	$14,031	$13,384	$15,866

Basic income per share from continuing operations	$0.43	$0.39	$0.37	$0.43
Basic income per share from discontinued operations	0.01	—	—	0.01
Basic net income per share	$0.44	$0.39	$0.37	$0.44

Diluted income per share from continuing operations	$0.36	$0.33	$0.31	$0.36
Diluted income per share from discontinued operations	—	—	—	0.01
Diluted net income per share	$0.36	$0.33	$0.31	$0.37

Shares used in basic per share calculations	34,556	35,742	36,216	36,323
Shares used in diluted per share calculations	45,307	46,471	46,419	46,477

2006
Net sales	$112,266	$111,339	$115,602	$140,284
Cost of sales	66,516	66,483	68,667	81,379
Gross profit	45,750	44,856	46,935	58,905
Total operating expenses(3)	49,732	39,536	39,100	45,031
Operating (loss) income	(3,982)	5,320	7,835	13,874
Other income, net(4)	203	994	2,369	1,506
(Loss) income from continuing operations before income taxes	(3,779)	6,314	10,204	15,380
Income tax expense (benefit)(5)	1,397	2,305	3,284	3,481
(Loss) income from continuing operations	(5,176)	4,009	6,920	11,899
(Loss) income from discontinued operations, net of tax(2)	(45)	90	(412)	(580)
Gain on disposal of discontinued operations, net of tax(2)	—	—	—	3,335
Net (loss) income	$(5,221)	$4,099	$6,508	$14,654

Basic (loss) income per share from continuing operations	$(0.15)	$0.12	$0.20	$0.35
Basic (loss) income per share from discontinued operations	—	—	(0.01)	0.08
Basic net (loss) income per share	$(0.15)	$0.12	$0.19	$0.43

Diluted (loss) income per share from continuing operations	$(0.15)	$0.11	$0.18	$0.30
Diluted (loss) income per share from discontinued operations	—	—	(0.01)	0.06
Diluted net (loss) income per share	$(0.15)	$0.11	$0.17	$0.36

Shares used in basic per share calculations	33,867	33,770	33,752	33,886
Shares used in diluted per share calculations	33,867	39,691	39,572	44,079

(1)         Other income, net in the second quarter of 2007 included a $0.5 million gain on the sale of a minority interest in a small technology company and the third quarter of 2007 included a $0.5 million gain related to the disposal of one of our cost-based investments.

(2)        Represents the results of Knights Technology, which was classified as a discontinued operation in 2006 and sold in the fourth quarter of 2006.

(3)         Included in quarterly operating expenses were the following that affect comparability:

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

(4)         Included in other income, net were the following that affect comparability:

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

(5)        Income tax expense (benefit) consisted primarily of taxes accrued in foreign jurisdictions and a benefit related to the release of valuation allowance against a portion of U.S. deferred tax assets utilized during each quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FEI Company

Hillsboro, Oregon

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective January 1, 2007.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

February 29, 2008

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$280,593	$110,656
Short-term investments in marketable securities	152,041	234,202
Short-term restricted cash	20,984	20,172
Receivables, net of allowances for doubtful accounts of $3,819 and $4,181	157,120	144,955
Inventories	138,762	97,470
Deferred tax assets	4,788	4,386
Other current assets	36,273	33,474
Total Current Assets	790,561	645,315

Non-current investments in marketable securities	12,758	34,900
Long-term restricted cash	24,621	6,131
Property, plant and equipment, net of accumulated depreciation of $78,083 and $68,420	74,700	60,394
Purchased technology, net of accumulated amortization of $43,509 and $41,568	2,862	4,494
Goodwill	40,864	40,900
Deferred tax assets	2,641	542
Non-current service inventories	42,168	37,920
Other assets, net	16,834	7,483
Total Assets	$1,008,009	$838,079

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$31,156	$45,118
Accrued payroll liabilities	26,115	20,736
Accrued warranty reserves	6,585	5,716
Accrued agent commissions	9,119	6,175
Deferred revenue	60,681	48,992
Income taxes payable	3,106	9,203
Accrued restructuring, reorganization, relocation and severance	580	2,439
Current portion of convertible debt	195,882	—
Other current liabilities	29,266	29,276
Total Current Liabilities	362,490	167,655

Convertible debt	115,000	310,882
Deferred tax liabilities	4,479	4,062
Other liabilities	38,646	5,572

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 36,405 and 34,052 shares issued and outstanding, no par value	395,904	348,479
Retained earnings (accumulated deficit)	26,398	(36,041)
Accumulated other comprehensive income	65,092	37,470
Total Shareholders’ Equity	487,394	349,908
Total Liabilities and Shareholders’ Equity	$1,008,009	$838,079

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
Net Sales:
Products	$464,191	$358,137	$308,521
Products - related party	897	2,506	2,830
Service and components	127,101	116,702	107,708
Service and components - related party	321	2,146	1,038
Total net sales	592,510	479,491	420,097

Cost of Sales:
Products	252,546	197,742	195,834
Service and components	93,544	85,303	79,069
Total cost of sales	346,090	283,045	274,903

Gross Profit	246,420	196,446	145,194

Operating Expenses:
Research and development	66,042	57,528	56,577
Selling, general and administrative	124,160	100,279	97,460
Merger costs	—	484	—
Amortization of purchased technology	1,777	2,034	3,819
Asset impairment	—	465	25,352
Restructuring, reorganization, relocation and severance	(272)	12,609	8,544
Total operating expenses	191,707	173,399	191,752

Operating Income (Loss)	54,713	23,047	(46,558)

Other Income (Expense):
Interest income	22,372	13,150	7,819
Interest expense	(8,735)	(7,355)	(9,342)
Other, net	(2,325)	(723)	(8,308)
Total other income (expense), net	11,312	5,072	(9,831)

Income (loss) from continuing operations before income taxes	66,025	28,119	(56,389)
Income tax expense	8,077	10,467	22,071
Income (loss) from continuing operations	57,948	17,652	(78,460)
Income (loss) from discontinued operations, net of income tax	—	(947)	302
Gain on disposal of discontinued operations, net of tax	390	3,335	—
Net income (loss)	$58,338	$20,040	$(78,158)

Basic income (loss) per share from continuing operations	$1.62	$0.52	$(2.34)
Basic income per share from discontinued operations	0.01	0.07	0.01
Basic net income (loss) per share	$1.63	$0.59	$(2.33)

Diluted income (loss) per share from continuing operations	$1.35	$0.47	$(2.34)
Diluted income per share from discontinued operations	0.01	0.06	0.01
Diluted net income (loss) per share	$1.36	$0.53	$(2.33)

Shares used in per share calculations:
Basic	35,709	33,818	33,595
Diluted	46,254	39,752	33,595

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005
Net income (loss)	$58,338	$20,040	$(78,158)
Other comprehensive income (loss):
Change in cumulative translation adjustment, zero taxes provided	26,486	18,313	(22,194)
Change in unrealized loss on available-for-sale securities	415	793	(928)
Change in minimum pension liability, net of taxes	204	(603)	—
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	5,494	4,542	(5,219)
Reclassification to net income (loss) of previously deferred gains (losses) related to hedge derivatives instruments	(4,977)	(1,974)	2,879
Comprehensive income (loss)	$85,960	$41,111	$(103,620)

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2007, 2006 and 2005

(In thousands)

				Accumulated
			Retained	Other	Total
	Common Stock		Earnings	Comprehensive	Shareholders’
	Shares	Amount	(Deficit)	Income	Equity
Balance at December 31, 2004	33,413	$315,632	$22,077	$41,861	$379,570

Net loss	—	—	(78,158)	—	(78,158)
Employee purchases of common stock through employee share purchase plan	207	3,591	—	—	3,591
Stock options exercised	180	2,287	—	—	2,287
Stock-based compensation expense	—	58	—	—	58
Reversal of tax benefit of non-qualified stock options exercised	—	(400)	—	—	(400)
Termination of convertible note hedge	—	10,957	—	—	10,957
Translation adjustment	—	—	—	(22,194)	(22,194)
Unrealized loss on available for sale securities	—	—	—	(928)	(928)
Net adjustment for fair value of hedge derivatives	—	—	—	(2,340)	(2,340)
Balance at December 31, 2005	33,800	332,125	(56,081)	16,399	292,443

Net income	—	—	20,040	—	20,040
Employee purchases of common stock through employee share purchase plan	187	3,516	—	—	3,516
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	565	9,631	—	—	9,631
Shares repurchased	(500)	(11,075)	—	—	(11,075)
Stock-based compensation expense	—	12,860	—	—	12,860
Tax benefit of non-qualified stock options exercised	—	1,422	—	—	1,422
Translation adjustment	—	—	—	18,313	18,313
Unrealized gain on available for sale securities	—	—	—	793	793
Minimum pension liability, net of taxes	—	—	—	(603)	(603)
Net adjustment for fair value of hedge derivatives	—	—	—	2,568	2,568
Balance at December 31, 2006	34,052	348,479	(36,041)	37,470	349,908

Net income	—	—	58,338	—	58,338
Employee purchases of common stock through employee share purchase plan	212	4,412	—	—	4,412
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	2,141	36,482	—	—	36,482
Stock-based compensation expense	—	7,351	—	—	7,351
Taxes paid as part of the net share settlement of restricted stock units	—	391	—	—	391
Restricted stock unit taxes for net share settlement	—	(1,211)	—	—	(1,211)
Translation adjustment	—	—	—	26,486	26,486
Unrealized gain on available for sale securities	—	—	—	415	415
Minimum pension liability, net of taxes	—	—	—	204	204
Net adjustment for fair value of hedge derivatives	—	—	—	517	517
Implementation of FIN 48	—	—	4,101	—	4,101
Balance at December 31, 2007	36,405	$395,904	$26,398	$65,092	$487,394

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$58,338	$20,040	$(78,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,690	13,356	15,023
Amortization	3,256	4,436	9,253
Stock-based compensation	7,351	12,820	58
Asset impairments and write-offs of property, plant and equipment and other assets	—	4,311	25,352
(Gain) loss on disposal of investments, property, plant and equipment and intangible assets	(3)	(6,726)	22
Write-off of deferred bond offering costs	—	404	—
Premium on bond redemption	—	—	1,108
Write-off of capitalized software	—	—	3,223
Write-down of cost method investments	—	—	6,408
Gain on sale of SIMS product line	—	—	(797)
Income taxes receivable (payable), net	3,824	1,900	(13,767)
Deferred income taxes	(1,498)	1,704	15,810
Tax benefit (reversal) for stock options exercised	391	1,422	(400)
Gain on disposal of discontinued operations	(390)	(3,335)	—
(Increase) decrease in:
Receivables	(1,911)	(41,833)	53,872
Current account with Accurel	—	—	515
Inventories	(34,772)	(9,831)	(16,906)
Other assets	(1,471)	(1,476)	11,961
Increase (decrease) in:
Accounts payable	(18,654)	15,915	(7,511)
Current account with Philips	—	(2,598)	(1,363)
Accrued payroll liabilities	3,371	10,466	(4,620)
Accrued warranty reserves	556	313	(1,697)
Deferred revenue	16,664	2,919	3,953
Accrued restructuring, reorganization, relocation and severance costs	(1,927)	(2,369)	4,259
Other liabilities	4,731	1,453	(5,183)
Net cash provided by operating activities	51,546	23,291	20,415

Cash flows from investing activities:
Increase in restricted cash	(17,075)	(4,965)	(2,160)
Acquisition of property, plant and equipment	(18,483)	(6,514)	(14,983)
Proceeds from disposal of property, plant and equipment and intangible assets	5	1,532	3,023
Proceeds from disposal of discontinued operations	—	7,750	—
Purchase of investments in marketable securities	(247,820)	(298,216)	(172,623)
Redemption of investments in marketable securities	353,560	230,707	177,796
Proceeds from disposal of (investment in) unconsolidated subsidiary	—	4,829	(2,408)
Other	(268)	(259)	(109)
Net cash provided by (used in) investing activities	69,919	(65,136)	(11,464)

Cash flows from financing activities:
Redemption of 5.5% convertible notes	—	(29,118)	(70,000)
Issuance of 2.875% convertible notes, net of offering costs	—	111,868	—
Termination of convertible note hedge	—	—	10,957
Repurchase of common stock	—	(11,075)	—
Witholding taxes paid by Company on issuance of vested restricted stock units	(1,213)	—	—
Proceeds from exercise of stock options and employee stock purchases	40,894	13,147	5,878
Net cash provided by (used in) financing activities	39,681	84,822	(53,165)

Effect of exchange rate changes	8,791	8,913	(9,182)
Increase (decrease) in cash and cash equivalents	169,937	51,890	(53,396)

Cash and cash equivalents:
Beginning of year	110,656	58,766	112,162
End of year	$280,593	$110,656	$58,766

Supplemental Cash Flow Information:
Cash (received from) paid for income taxes, net	$(5,194)	$5,387	$16,482
Cash paid for interest	7,061	5,783	8,765
Notes payable issued to acquire intangible assets	4,014	—	—
Inventories transferred to fixed assets	7,313	5,543	4,782

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

Our products include focused ion beam systems, or FIBs; scanning electron microscopes, or SEMs; transmission electron microscopes, or TEMs; and DualBeam systems, which combine a FIB and SEM on a single platform.

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

•                  valuation of marketable securities;

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

Concentration of Credit Risk

Instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and receivables. Our investment policy limits investments with any one issuer to 10% or less of the total investment portfolio, with the exception of money market funds and securities issued by the U.S. government or its agencies which may comprise up to 100% of the total investment portfolio. Our exposure to credit risk concentrations within our receivables balance is limited due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies.

Dependence on Key Suppliers

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, Frencken Mechatronics B.V. and AZD Praha STR for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (Restrictions on Hazardous Substances, or “RoHS,” regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Accounts Receivable

The roll-forward of our accounts receivable allowance was as follows (in thousands):

Balance, December 31, 2004	$3,222
Expense	1,654
Write-offs	(1,237)
Translation adjustments	(334)
Balance, December 31, 2005	3,305
Expense	729
Write-offs	(110)
Translation adjustments	257
Balance, December 31, 2006	4,181
Expense	939
Write-offs	(1,549)
Translation adjustments	248
Balance, December 31, 2007	$3,819

Write-offs include amounts written off for specifically identified bad debts.

Marketable Securities

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our investments include marketable debt securities, corporate notes and bonds and government-backed securities with maturities greater than 90 days at the time of purchase. Our fixed maturity securities are classified as available-for-sale securities and, accordingly, are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Certain equity securities held in short-term and long-term investments related to the executive deferred compensation plan are classified as trading securities. Investments designated as trading securities are carried at fair value on the balance sheet, based on quoted market prices, with the unrealized gains or losses recorded in interest and other income in the period incurred.

Realized gains and losses on all investments are recorded on the specific identification method and are included in interest and other income. Investments with maturities greater than 12 months from the balance sheet date are classified as non-current investments, unless they are expected to be liquidated within the next 12 months; in which case, the investment is classified as current.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns.  During 2007 and 2006, we released a portion of the valuation allowance recorded against U.S. deferred tax assets which were utilized during the periods to offset 2007 and 2006 U.S. taxable income.

Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance for deferred tax assets may be required.

Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $2.6 million and $0.5 million, respectively, at December 31, 2007 and 2006 and our valuation allowance totaled $39.5 million and $33.5 million, respectively.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Interpretation No. 48 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of Interpretation No. 48 and recorded a $4.1 million increase to the opening balance of retained earnings to account for the cumulative effect of applying the new standard to previously unrecognized tax benefits. The increase to retained earnings was attributable to the resolution of a U.S. federal tax audit where the result was considered more likely than not under the recognition and measurement standards of Interpretation No. 48.

On January 1, 2007, total unrecognized tax benefits were $17.6 million, of which $9.1 million would have an impact on the effective tax rate. Interest and penalties accrued on unrecognized tax benefits were $1.5 million and were treated as tax expense in the consolidated statement of operations. Unrecognized tax benefits relate mainly to uncertainty surrounding intercompany pricing, permanent establishment and the capitalization of certain costs. See Note 13 for additional information.

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

Additionally, we lease systems to customers as operating type leases as defined by SFAS No. 13, “Accounting for Leases,” where we are the lessor. Under the operating method, rental revenue is recognized over the lease period. The leased asset is depreciated over the life of the lease. In addition to the depreciation charge, maintenance costs and the cost of any other services rendered under the provision of the lease that pertain to the current accounting period are charged to expense.

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

Investments in Privately-Held Companies

We made investments in several small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other-than-temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an “other-than-temporary” decline is evident. However, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. Based on these actions, in 2006 and 2005, we concluded that certain of these investments had “other-than-temporary” impairments and, accordingly, we recorded impairment charges totaling $3.9 million and $2.9 million, respectively, as a component of other income (expense). As of December 31, 2006, all cost-method investments had been written down to zero. During 2007, we recorded gains totaling $1.0 million on the disposal of two of our cost-method investments. See also Note 3 “Investments.”

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, a two-step impairment test is performed at least annually, in accordance with the provisions of SFAS No. 142. We test goodwill for impairment annually in the fourth quarter. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments as disclosed under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in step one of our annual analysis during the fourth quarter of 2007, 2006 or 2005 as a result of this test.

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

Revenue Recognition

We recognize revenue when persuasive evidence of a contractual arrangement exits, delivery has occurred or services have been rendered, the seller’s price to buyer is fixed and determinable, and collectibility is reasonably assured.

For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. The portion of revenue related to installation and final acceptance, of which the estimated fair value is generally 4% of the total revenue of the transaction, is deferred until such installation and final customer acceptance are completed. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue applicable to installation and customer acceptance is recognized upon meeting specifications at the installation site. For new applications of our products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

For sales arrangements containing multiple elements (products or services), revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. To be considered a separate element, the product or service in question must represent a separate unit under accounting rules and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.

We provide maintenance and support services under renewable, term maintenance agreements. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally 12 months, and commences from contract date.

Revenue from time and materials based service arrangements is recognized as the service is performed. Spare parts revenue is generally recognized upon shipment.

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

Product Warranty Costs

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs as a component of cost of sales on our consolidated statements of operations. Our estimate of warranty cost is based on our history of warranty repairs and maintenance. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Historically, we have not made significant adjustments to our estimates. However, in the third quarter of 2005, we reduced our warranty reserve by approximately $1.0 million as a result of our continual review of the actual warranty repair and maintenance activity, which was below our initial reserve estimates. No significant adjustments were made to our estimates in 2007 or 2006.

A roll-forward of our warranty liability for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

Balance, December 31, 2004	$9,073
Reductions for warranty costs incurred	(13,998)
Warranties issued	9,336
Translation adjustments	782
Balance, December 31, 2005	5,193
Reductions for warranty costs incurred	(11,143)
Warranties issued	11,686
Translation adjustments	(20)
Balance, December 31, 2006	5,716
Reductions for warranty costs incurred	(15,124)
Warranties issued	15,950
Translation adjustments	43
Balance, December 31, 2007	$6,585

Research and Development

Research and development costs are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. These subsidies totaled $4.0 million, $3.9 million and $4.6 million in 2007, 2006 and 2005, respectively. Subsidies have decreased as the projects available for subsidies, primarily in the Netherlands and the U.S., have decreased.

Advertising

Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $3.5 million, $2.9 million and $2.6 million in 2007, 2006 and 2005, respectively.

Computation of Per Share Amounts

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2007			2006
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount
Basic EPS	$58,338	35,709	$1.63	$20,040	33,818	$0.59
Dilutive effect of zero coupon convertible subordinated notes	968	5,529	(0.21)	968	5,529	(0.06)
Dilutive effect of 2.875% convertible subordinated notes	3,756	3,918	(0.05)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	692	(0.02)	—	142	—
Dilutive effect of restricted shares	—	221	—	—	78	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—
Diluted EPS	$63,062	46,254	$1.36	$21,008	39,752	$0.53

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		492			—
Convertible Debt		927			4,845

	Year Ended December 31, 2005
	Net Loss	Shares	Per Share Amount
Basic EPS	$(78,158)	33,595	$(2.33)
Dilutive effect of zero coupon convertible subordinated notes	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	—	—
Dilutive effect of restricted shares	—	—	—
Dilutive effect of shares issuable to Philips	—	—	—
Diluted EPS	$(78,158)	33,595	$(2.33)

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		3,543
Convertible Debt		7,043

(1)  Amounts may not add due to rounding.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder the requisite service period. The cumulative effect of the change in accounting principle from Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to SFAS No. 123R was not material.

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

Year Ended December 31,	2005
Net loss, as reported	$(78,158)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(34,379)
Net loss, pro forma	$(112,537)
Basic and diluted net loss per share:
As reported	$(2.33)
Pro forma	$(3.35)

We did not record any tax benefit for U.S. losses generated in 2005. Accordingly, the only tax benefit reflected in the pro forma stock-based employee compensation expense in 2005 was for non-U.S. based awards.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Cost of sales	$1,008	$825	$—
Research and development	950	852	—
Selling, general and administrative	5,393	4,053	58
Restructuring, reorganization, relocation and CEO severance related	—	7,090	—
	7,351	12,820	58
Stock-based compensation included as a component of discontinued operations	—	40	—
	$7,351	$12,860	$58

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

Year Ended December 31,	2007	2006	2005
Risk-free interest rate	3.4% - 5.0%	2.8% - 5.1%	2.8% - 4.36%
Dividend yield	0.0%	0.0%	0.0%
Expected lives:
Option plans	— (1)	4.8 years	5.5 years
Employee share purchase plan	6 months	6 months	6 months
Volatility	38% - 40%	38% - 74%	71% - 74%
Discount for post vesting restrictions	0.0%	0.0%	0.0%

(1)  No options granted during 2007.

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Expected lives were estimated based on the average between the stock option awards’ vest date and their contractual life. The expected volatility is calculated based on the historical volatility of our common stock.

We amortize stock-based compensation expense related to options granted prior to the adoption of SFAS No. 123R on a ratable basis and related to options granted after the adoption of SFAS No. 123R and restricted shares and restricted stock units on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally four years. Shares to be issued upon the exercise of stock options will come from newly issued shares. The exercise price of issued options equals the grant date fair value of the underlying shares and the options generally have a legal life of seven years. Stock-based compensation costs related to inventory or fixed assets were not significant in the years ended December 31, 2007 or 2006.

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

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. While we are still analyzing the effects of applying SFAS Nos. 141R and 160, we believe that the adoption of SFAS Nos. 141R and 160 will not have a material effect on our financial position or results of operations.

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangement entered into in fiscal years beginning after December 15, 2007. While we are still analyzing the effects of applying EITF 07-3, we believe that the adoption of EITF 07-3 will not have a material effect on our financial position or results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. While we are still analyzing the effects of applying SFAS No. 159, we believe that the adoption of SFAS No. 159 will not have a material effect on our financial position or results of operations.

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

3.             INVESTMENTS

Investments held at December 31, 2007 consisted of the following (in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Estimated fair value(1)	Short-term investments	Long-term investments
Fixed Maturities
Corporate notes and bonds	$32,965	$33	$(17)	$32,981	$22,992	$9,989
Government-backed securities	10,925	—	(1)	10,924	10,924	—
Auction rate securities	118,125	—	—	118,125	118,125	—
Fixed maturity securities	162,015	33	(18)	162,030	152,041	9,989

Equity Securities
Other investments	2,877	—	(108)	2,769	—	2,769
Equity securities	2,877	—	(108)	2,769	—	2,769
	$164,892	$33	$(126)	$164,799	$152,041	$12,758

Investments held at December 31, 2006 consisted of the following (in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Estimated fair value(1)	Short-term investments	Long-term investments
Fixed Maturities
Corporate notes and bonds	$34,578	$2	$(22)	$34,558	$34,558	$—
Government-backed securities	98,882	5	(491)	98,396	65,444	32,952
Auction rate securities	133,400	—	—	133,400	133,400	—
Other	800	—	—	800	800	—
Fixed maturity securities	267,660	7	(513)	267,154	234,202	32,952

Equity Securities
Common stock and equivalents	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Other investments	1,857	91	—	1,948	—	1,948
Equity securities	1,857	91	—	1,948	—	1,948
	$269,517	$98	$(513)	$269,102	$234,202	$34,900

(1)          Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.

Realized gains and losses on sales of marketable securities were insignificant in 2007, 2006 and 2005.

We review investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is “other-than-temporary,” we consider our ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and expected future performance. As of December 31, 2007, $10.9 million of government-backed securities and $33.0 million of corporate notes and bonds had unrealized losses of $17,000 and $1,000, respectively. These unrealized losses are mainly due to interest rate movements, and no unrealized losses of any significance existed for a period in excess of 12 months. See also Note 24, “Subsequent Events,” for information regarding the liquidity of our investments in auction rate securities.

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

During 2006, in addition to the $3.9 million impairment charge mentioned above, we sold one cost-based investment for a gain of $5.2 million. In 2007, we recorded an additional $0.5 million gain for the final escrow payment related to the disposal of this investment. We recorded an additional $0.5 million gain in 2007 related to the sale of another investment, which was previously written down in 2006.  All remaining cost method investments were written down to zero as of December 31, 2006.

Contractual maturities or expected liquidation dates of long-term marketable securities at December 31, 2007 were as follows (in thousands):

	1 - 2 years	3 years	Total
Government-backed securities	$—	$—	$—
Corporate notes and bonds	9,989	—	—
	$9,989	$—	$9,989

4.             FACTORING OF ACCOUNTS RECEIVABLE

In 2007 and 2006, we entered into agreements under which we sold a total of $1.2 million and $2.0 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial, were recorded on our statements of operations as other expense.

5.             ASSET IMPAIRMENT CHARGES

We initiated restructuring actions in the second quarter of 2005, which continued into 2006, to align our cost structure with the current prevailing market conditions, primarily in the semiconductor markets. The actions taken, which were necessary as a result of reduced business volumes, resulted in decreases in our global workforce and also required us to evaluate our goodwill and long-lived assets for impairment in components of our segment previously knows as our microelectronics segment.

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

In addition, in 2006, we recorded an additional $0.5 million charge as asset impairments on our consolidated statements of operations related to the write-off of additional costs for our enterprise resource planning (“ERP”) system abandonment.  No impairment charges were recorded in 2007.

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

6.             INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006
Raw materials and assembled parts	$48,732	$28,475
Service inventories, estimated current requirements	18,358	15,237
Work-in-process	51,438	35,459
Finished goods	20,234	18,299
Total inventories	$138,762	$97,470

Non-current service inventories	$42,168	$37,920

Non-service inventory valuation adjustments totaled $1.0 million in 2007, were insignificant in 2006 and totaled $10.1 million in 2005 (inclusive of the write-downs discussed in Note 5). Provision for service inventory valuation adjustments totaled $4.0 million, $4.2 million and $2.9 million, respectively, in 2007, 2006 and 2005.

7.             PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Land	$7,780	$7,769
Buildings and improvements	18,000	17,493
Leasehold improvements	7,336	5,431
Machinery and equipment	70,539	56,110
Demonstration systems	25,232	22,345
Other fixed assets	23,896	19,666
	152,783	128,814
Accumulated depreciation	(78,083)	(68,420)
Total property, plant and equipment, net	$74,700	$60,394

See also Note 5 for a discussion of long-lived asset impairments.

8.             GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The roll-forward of our goodwill was as follows (in thousands):

	Year Ended December 31,
	2007	2006
Balance, beginning of year	$40,900	$40,902
Adjustments to goodwill	(36)	(2)
Balance, end of year	$40,864	$40,900

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At December 31, 2007 and 2006, our other intangible assets included purchased technology, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization	December 31,
	Period	2007	2006
Purchased technology	5 to 12 years	$46,371	$46,062
Accumulated amortization		(43,509)	(41,568)
		$2,862	$4,494

Patents, trademarks and other	2 to 15 years	7,167	3,118
Accumulated amortization		(2,534)	(2,034)
		4,633	1,084

Note issuance costs	5 to 7 years	13,891	13,887
Accumulated amortization		(10,814)	(9,175)
		3,077	4,712
Total intangible assets included in other long-term assets		$7,710	$5,796

See Note 5 for a discussion of impairment charges and write-offs related to purchased software, capitalized software and patents recognized during 2005.

See Note 10 for a discussion of note issuance cost write-offs totaling $0.3 million and $1.1 million, respectively, related to the convertible note redemptions in 2006 and 2005.

Amortization expense, excluding impairment charges and note issuance cost write-offs, was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Purchased technology	$1,777	$2,034	$3,819
Capitalized software	—	131	2,100
Patents, trademarks and other	754	502	519
Note issuance costs	1,640	1,490	1,447
	$4,171	$4,157	$7,885

Expected amortization, without consideration for foreign currency effects, is as follows (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
2008	$1,806	$846	$1,082
2009	659	754	452
2010	397	746	452
2011	—	683	452
2012	—	655	452
Thereafter	—	949	187

9.                                      CREDIT FACILITIES

We have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries.  As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2007, we had $46.1 million of these guarantees and letters of credit outstanding, of which approximately $45.6 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

These notes were paid off in full in January 2008. See Note 24, “Subsequent Events” for additional information.

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

The notes are convertible into shares of our common stock upon the occurrence of certain events at an initial conversion price of $27.132 per share (subject to adjustment), or 5,528,527 shares if the entire $150.0 million is converted. Upon conversion, we have the option to settle the notes in cash, shares of our common stock, or a combination of cash and shares.

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

12.                               LEASE OBLIGATIONS

We have operating leases for certain of our manufacturing and administrative facilities that extend through 2019. The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs.  The leases generally provide renewal options at current market rates.

Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.1 million in 2007, $7.1 million in 2006 and $7.8 million in 2005.

The approximate future minimum rental payments due under these agreements as of December 31, 2007, were as follows (in thousands):

Year Ending December 31,
2008	$6,912
2009	5,894
2010	5,703
2011	5,772
2012	5,907
Thereafter	26,828
Total	$57,016

13.                               INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$—	$(1,724)	$(4,391)
State	(756)	211	469
Foreign	11,720	10,169	10,911
	10,964	8,656	6,989
Deferred (benefit) expense	(2,887)	1,811	15,082
Total income tax expense	$8,077	$10,467	$22,071

The effective income tax rate applied to net income (loss) varied from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Tax expense (benefit) at statutory rates	$23,108	$9,841	$(19,828)
Increase (decrease) resulting from:
State income taxes, net of federal benefit	343	211	469
Foreign taxes	(7,829)	1,265	3,627
Research and experimentation benefit	(1,268)	(324)	(300)
Tax audit settlements	(4,694)	—	2,780
Non-deductible items	1,664	915	260
Change in valuation allowance	(5,305)	(1,506)	34,386
Other	2,058	65	677
	$8,077	$10,467	$22,071

Our 2007 tax provision on income from continuing operations reflected taxes on foreign earnings offset by a $4.7 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits and a tax benefit of $5.3 million related to the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.

The 2006 income tax provision on income from continuing operations consisted primarily of taxes accrued in foreign jurisdictions and reflects a benefit of $1.5 million related to the release of valuation allowance against a portion of deferred tax assets utilized during the period to offset 2006 U.S. taxable income. We continue to record a valuation allowance against the remaining U.S. deferred tax assets as we do not believe it is more likely than not that the benefit of the deferred tax assets will be realized in future periods. The 2005 income tax expense included provisions for foreign taxable income, but did not reflect a benefit for 2005 losses in the U.S. as we recorded full valuation allowances against the U.S. deferred tax assets generated from such losses. We also recorded a charge in 2005 for valuation allowances placed on our U.S. deferred tax assets recorded as of December 31, 2004.

Current taxes payable were reduced for foreign tax benefits recorded to common stock and related to stock compensation of $0.4 million and $1.4 million, respectively, in 2007 and 2006. No amounts were recorded in 2005. No tax benefits were recorded in the U.S. for excess tax benefits relating to stock-based compensation or the convertible note hedge in 2007, 2006 or 2005 due to our current valuation allowance against net operating losses in the U.S.

Deferred Income Taxes

Net deferred tax assets and liabilities were included in the following consolidated balance sheet accounts:

	December 31,
	2007	2006
Deferred tax assets — current	$4,788	$4,386
Deferred tax assets — non-current	2,641	542
Other current liabilities	(385)	(351)
Deferred tax liabilities — non-current	(4,479)	(4,062)
Net deferred tax assets	$2,565	$515

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accrued liabilities	$945	$1,823
Warranty reserves	1,331	1,060
Inventory reserves	5,168	6,452
Allowance for bad debts	489	734
Revenue recognition	5,538	3,106
Loss carryforwards	21,771	13,083
Tax credit carryforwards	5,384	1,747
Fixed assets	624	2,303
Intangible assets	2,507	1,155
Unrealized investment	473	1,763
Stock compensation	334	2,512
Other assets	2,405	2,717
Gross deferred tax assets	46,969	38,455
Valuation allowance	(39,540)	(33,527)
Net deferred tax assets	7,429	4,928

Deferred tax liabilities:
Fixed assets	(229)	(203)
Other liabilities	(4,635)	(4,210)
Total deferred tax liabilities	(4,864)	(4,413)
Net deferred tax asset	$2,565	$515

At December 31, 2007, we had approximately $57.2 million of U.S. net operating loss carryforwards that can be used to offset future income for U.S. federal income tax purposes, which expire through 2027, and approximately $34.3 million for Oregon income tax purposes, which expire through 2022. Approximately

$27.7 million of the increase in net operating loss carryforwards was primarily due to excess tax benefits relating to share-based compensation and other equity related items in 2007 offset by utilization of part of the net operating loss carryforwards against 2007 U.S taxable income. Additionally, deferred tax expense of $0.8 million, $1.6 million and $1.1 million was recorded in other comprehensive income in 2007, 2006 and 2005 respectively.

Our valuation allowances on deferred tax assets totaled $39.5 million and $33.5 million as of December 31, 2007 and 2006, respectively. In assessing the realizability of deferred tax assets, SFAS No. 109, “Accounting for Income Taxes,” establishes a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment. Our “more likely than not” assessment was principally based upon our historical losses in the U.S., the impact of the restructuring activities discussed in Note 14 and our forecast of future profitability in certain tax jurisdictions, primarily the U.S.

Federal and state research and development tax credit carryforwards as of December 31, 2007 were $3.8 million and expire between 2008 and 2027. Federal foreign tax credits as of December 31, 2007 were $1.3 million and expire in 2010 and 2011. We also have $0.8 million of alternative minimum tax carryforwards, which do not expire.

As of December 31, 2007, U.S. income taxes have not been provided for approximately $168.9 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries.

Unrecognized Tax Benefits Under Interpretation No. 48 and Other Tax Contingencies

We adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2007, unrecognized tax benefits related mainly to uncertainty surrounding intercompany pricing and permanent establishment. A reconciliation of the beginning and ending amount of unrecognized tax benefits and related deferred tax assets was as follows (in thousands):

	Unrecognized Tax Benefits	Deferred Tax Assets
Balance at January 1, 2007	$17,602	$8,541
Additions for tax positions taken in 2007	11,261	—
Additions for tax positions taken in prior periods	380	—
Decreases for lapses in statutes of limitation	(261)	—
Decreases for settlements with taxing authorities	(13,235)	(8,541)
Balance at December 31, 2007	$15,747	$—

Net Change	$(1,855)	$(8,541)

Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

December 31, 2007
Other current liabilities	$332
Other liabilities	15,415
Unrecognized tax benefits	$15,747

The entire balance of unrecognized tax benefits, if recognized, would reduce our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest and penalties of $1.5 million and $1.4 million as of January 1, 2007 and December 31, 2007, respectively. Tax expense for the year ended December 31, 2007 included a benefit for interest and penalties of $0.1 million, which is comprised of a benefit of $0.9 million related to the lapse of statutes of limitation and settlements with taxing authorities and a $0.8 million offset related to interest and penalties on unrecognized tax benefits for prior years.

During 2007, we requested a bilateral Advance Pricing Agreement (“APA”) between the U.S. and The Netherlands tax authorities under the mutual agreement procedures of the tax treaty.  For the years ended December 31, 2006 and 2007, the requested transfer pricing methodologies would result in a total of approximately $35.0 million of additional tax deductions in The Netherlands and $35.0 million of additional taxable income in the U.S. The additional income in the U.S. can be offset by net operating loss carryforwards.  As the outcome of the requested APA is not considered more likely than not, we have not recognized the benefit resulting from the use of the net operating loss carryforwards. Due to the uncertainty surrounding the timing of a possible agreement between the taxing authorities, we believe it is reasonably possible that unrecognized tax benefits could decrease somewhere in the range of zero to $9.7 million in the next 12 months.

We believe it is reasonably possible that the remainder of the unrecognized tax benefits could decrease by approximately $0.3 million in the next 12 months as the result of lapses of statutes of limitation.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of December 31, 2007:

Jurisdiction	Open Tax Years
U.S.	2004 and forward
The Netherlands	2005 and forward
Czech Republic	2004 and forward

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

The $0.3 million net reversal of restructuring, reorganization, relocation and severance costs in 2007 related to favorable buyouts of our Peabody lease, offset by changes in estimates incorporated into our restructuring accrual related to our ability to sublease certain other abandoned facilities under lease.

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

The following tables summarize the charges, expenditures and write-offs and adjustments in 2007, 2006 and 2005 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Year Ended December 31, 2007	Beginning Accrued Liability	Charged (Credited) to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$178	$8	$(187)	$1	$—
Abandoned leases, leasehold improvements and facilities	2,261	(280)	(1,454)	53	580
	$2,439	$(272)	$(1,641)	$54	$580

Year Ended December 31, 2006	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$1,778	$2,619	$(4,343)	$124	$178
Abandoned leases, leasehold improvements and facilities	3,496	665	(1,906)	6	2,261
CEO severance, excluding stock-based compensation	—	2,235	(2,235)	—	—
	$5,274	$5,519	$(8,484)	$130	$2,439

Restructuring, reorganization, relocation and severance in 2006 also included the $7.1 million non-cash charge for stock-based compensation discussed above.

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

The Rights are not exercisable until the earlier of: (1) 10 days (or such later date as may be determined by the Board of Directors) following an announcement that a person or group has acquired beneficial ownership of 20% of our common stock or (2) 10 days (or such later date as may be determined by the Board of Directors) following the announcement of a tender offer which would result in a person or group obtaining beneficial ownership of 20% or more of our outstanding common stock, subject to certain exceptions (the earlier of such dates being called the Distribution Date). The Rights are initially exercisable for one-thousandth of a share of our Series A Preferred Stock at a price of $120 per one-thousandth share, subject to adjustment. However, if: (1) after the Distribution Date we are acquired in certain types of transactions, or (2) any person or group (with limited exceptions) acquires beneficial ownership of 20% of our common stock, then holders of Rights (other than the 20% holder) will be entitled to receive, upon exercise of the Right, common stock (or in case we are completely acquired, common stock of the acquirer) having a market value of two times the exercise price of the Right.  Philips Business Electronics International B.V., or any of its affiliates, shall not be considered for the 20% calculation so long as it does not acquire 30% or more of our common shares.

We are entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors, until certain specified times. We may also require the exchange of Rights, at a rate of one share of common stock for each Right, under certain circumstances. We also have the ability to amend the Rights, subject to certain limitations.

PEO Combination

On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition.  As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised.  Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2007, 2006 or 2005 to Philips under this agreement. As of December 31, 2007, 185,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.

Stock Incentive Plans

As of December 31, 2007, a total of 5,773,598 shares of our common stock were reserved for issuance pursuant to our stock incentive plans.

16.          STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation Information

Certain information regarding our stock-based compensation was as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Weighted average grant-date fair value of share options granted	$—	$6,069	$18,751
Weighted average grant-date fair value of restricted shares and restricted stock units	8,538	7,458	432
Total intrinsic value of share options exercised	34,083	3,711	1,699
Fair value of restricted shares and restricted stock units vested	2,528	57	—
Cash received from options exercised and shares purchased under all share-based arrangements	40,894	13,147	5,878
Tax benefit realized (reversed) for stock options	391	1,422	(400)

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for issuance of a maximum of 9,500,000 shares and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for issuance of a maximum of 500,000 shares.

We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, restricted stock units (“RSUs”) and restricted shares. The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed, or earlier, at the discretion of the Board of Directors. At December 31, 2007, there were 2,612,262 shares available for grant under these plans and 5,773,598 shares of our common stock were reserved for issuance. Activity under these plans was as follows (share amounts in thousands):

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2006	4,651	$20.73
Granted	—	—
Forfeited	(57)	13.18
Expired	(8)	23.72
Exercised	(2,017)	14.61
Balances, December 31, 2007	2,569	25.69

	Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balances, December 31, 2006	343	$21.71
Granted	396	21.56
Forfeited	(22)	27.61
Vested	(124)	16.13
Balances, December 31, 2007	593	22.56

Included in the above activity tables are 100,000 options to purchase our common stock and 75,000 RSUs granted to our chief executive officer in the third quarter of 2006. These grants were made outside of our plans at an exercise price of $19.38 per share for the options and a $19.38 per share fair value at grant date for the RSUs. The stock options and 25,000 of the RSUs vest over four years and 50,000 of the RSUs vested over a one-year period. We reduced the number of shares available for grant under the 1995 Plan by a number equal to the option and RSU grants made outside the 1995 Plan.

Summary

Certain information regarding all options outstanding as of December 31, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	2,568,666	2,305,763
Weighted average exercise price	$23.25	$23.69
Aggregate intrinsic value	$8.7 million	$7.2 million
Weighted average remaining contractual term	3.9 years	3.4 years

As of December 31, 2007, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $17.3 million, which will be recognized over the weighted average remaining vesting period of two years.

Employee Share Purchase Plan

In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). A total of 2,450,000 shares of our common stock may be issued pursuant to the ESPP, as amended. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods. A total of 211,509 shares were purchased pursuant to the ESPP during 2007 at a weighted average purchase price of $20.88 per share, which represented a weighted average discount of $9.65 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2007, 791,967 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.

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

In addition, the vesting of certain stock options and restricted stock was accelerated in 2006 upon the termination of our former Chief Executive Officer. See Note 14 above.

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

Employees in the Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. Pension costs relating to this multi-employer plan were $6.7 million in 2007, $6.3 million in 2006 and $5.7 million in 2005.

Outside the U.S. and the Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.

Plan costs for our defined contribution plans outside the U.S. and the Netherlands totaled $0.8 million in 2007, $0.4 million in 2006 and $0.2 million in 2005.

Plan costs for our defined benefit pension plans were $0.9 million in 2007, $0.3 million in 2006 and $0.6 million in 2005. Obligations under the defined benefit pension plans are not funded. A liability for the projected benefit obligations of these plans of $2.5 million and $2.2 million was included in other non-current liabilities as of December 31, 2007 and 2006, respectively. Unrealized gains (losses) recorded in other comprehensive income related to the additional minimum pension liability for these plans totaled $0.2 million in 2007 and $(0.6) million in 2006. Due to the immateriality of these defined benefit pension plan costs, we have not included all disclosures required by SFAS No. 87, “Employers Accounting for Pensions,” and SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”

Profit Share and Variable Compensation Programs

In 2006, we modified the Employee Profit Share Plan that had been in place since 2000. We also have a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the Board of Directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors.  The total cost of these plans was $9.2 million in 2007, $9.3 million in 2006 and $0 in 2005.

Profit Sharing 401(k) Plan

We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. Beginning in 2006, we match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Prior to 2006, we matched 100% of employee contributions up to 1½% with a possible supplemental match, if approved by the Board of Directors, based on our performance, up to a maximum of an additional 3% of eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $1.4 million in 2007, $1.1 million in 2006 and $0.6 million in 2005 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock. No supplemental matching contributions were made in 2005.

Deferred Compensation Plan

We maintain a deferred compensation plan (the “Plan”) which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2007 and 2006, the invested amounts under the Plan totaled $2.8 million and $1.9 million, respectively, and were recorded on our balance sheets as non-current investments in marketable securities and as a long-term liability to recognize undistributed amounts due to employees.

18.          RELATED-PARTY ACTIVITY

Philips

Until December 2006, Philips Business Electronics International B.V. (“Philips”), a subsidiary of Koninklijke Philips Electronics N.V., owned approximately 25% of our common stock. As of December 31, 2006, Philips did not own any of our common stock. In addition, during 2006, one of our directors, Mr. Jan C. Lobbezoo served as the Executive Vice President of Philips International B.V. with responsibility for financial oversight of several minority shareholdings of Koninklijke Philips Electronics N.V. For sales to Philips prior to the divesture date, see “Other Transactions” below. We continue to purchase certain subassemblies, as well as research and development services, from Philips-related entities.

Other Transactions

We have sold products and services to LSI Corporation, Applied Materials, Inc., Nanosys, Inc. and Cascade Microtech, Inc. A director of Applied Materials, the former Chairman and Chief Executive Officer of LSI and the former Executive Chairman of Nanosys are all members of our Board of Directors. In addition, our Chief Financial Officer is currently on the board of directors of Cascade Microtech, Inc.

Sales to Philips (while they were a related party in 2006 and 2005), Applied Materials, LSI (while they were a related party prior to 2007), Nanosys and Cascade Microtech, Inc. were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Product sales:
Applied Materials	$897	$1,353	$439
LSI Logic	—	—	4
Nanosys	—	—	289
Philips	—	842	2,098
Cascade Microtech	—	311	—
Total product sales	897	2,506	2,830

Service sales:
Applied Materials	306	266	270
LSI Logic	—	172	163
Nanosys	—	23	17
Philips	—	1,685	588
Cascade Microtech	15	—	—
Total service sales	321	2,146	1,038
Total sales	$1,218	$4,652	$3,868

As of December 31, 2007, Applied Materials owed us $0.1 million related to its purchases.

During 2007, we purchased services totaling $157,000 from EasyStreet Online Services. One of the members of our Board of Directors, Mr. William Lattin, also serves on the Board of Directors of EasyStreet Online Services.

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

Derivatives used by us to hedge foreign currency exchange risks are foreign forward extra contracts, which are a combination of foreign exchange contracts and options, and option contracts. These instruments protect against the risk that the eventual net cash inflows from foreign currency denominated transactions will be adversely affected by changes in exchange rates beyond a range specified at the inception of the hedging relationship. We hedge up to 90% of anticipated U.S. dollar denominated sales of our foreign subsidiaries for a rolling 12-month period.

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

Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of December 31, 2007, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions was 12 months. We formally assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We assess effectiveness of options based on the total cash flows method and record total changes in the options’ fair value to other comprehensive income to the degree the options are effective.

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

Net realized gains (losses) related to cash flow hedges recorded in cost of sales were $5.0 million in 2007, $2.0 million in 2006 and $(2.2) million in 2005. As of December 31, 2007 and 2006, $2.2 million and $1.7 million, respectively, of deferred net unrealized gains on outstanding derivatives were recorded as other comprehensive income. The 2007 deferred unrealized gains are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income.

In 2005, we recorded a charge of $0.5 million in other income (expense) related to both hedge ineffectiveness and hedge dedesignations. We did not record any gain or loss in other income/expense due to ineffectiveness of derivatives in 2007 or 2006, nor did we record any gain or loss due to discontinued hedge accounting during 2007 or 2006.

Other Derivatives

Changes in the fair value of foreign forward exchange contracts entered into to mitigate the foreign exchange risks related to non-functionally denominated cash, receivables and payables are recorded in other income (expense) currently together with the transaction gain or loss from the hedged balance sheet position. Excluding forward extra contracts and option losses, foreign exchange losses, net of the balance sheet hedge benefits, were $3.1 million, $1.9 million and $1.0 million in 2007, 2006 and 2005, respectively.

20.          COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $63.0 million at December 31, 2007. These commitments expire at various times through the fourth quarter of 2008.

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Year Ended December 31, 2007	Nano- Electronics	Nano- Research and Industry	Nano- Biology	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$198,663	$214,551	$51,874	$127,422	$—	$592,510
Gross profit	102,940	88,964	20,638	33,878	—	246,420

Year Ended December 31, 2006
Sales to external customers	$154,648	$165,067	$40,928	$118,848	$—	$479,491
Gross profit	76,030	70,207	16,664	33,545	—	196,446

Year Ended December 31, 2005
Sales to external customers	$145,951	$130,045	$35,355	$108,746	$—	$420,097
Gross profit	52,438	50,626	12,453	29,677	—	145,194

December 31, 2007
Total assets	$88,142	$150,857	$41,405	$137,570	$590,035	$1,008,009

December 31, 2006
Total assets	$93,987	$105,329	$20,198	$111,677	$506,888	$838,079

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

Our long-lived assets were geographically located as follows (in thousands):

December 31,	2007	2006
United States	$50,862	$40,730
The Netherlands	20,202	17,926
Other	12,702	8,772
Total	$83,766	$67,428

The following table summarizes sales by geographic region (in thousands):

	North America	Europe	Asia-Pacific	Total
2007
Product sales	$164,757	$179,304	$121,027	$465,088
Service and component sales	65,656	38,787	22,979	127,422
Total sales	$230,413	$218,091	$144,006	$592,510

2006
Product sales	$104,879	$150,933	$104,831	$360,643
Service and component sales	62,510	36,296	20,042	118,848
Total sales	$167,389	$187,229	$124,873	$479,491

2005
Product sales	$70,477	$126,831	$114,043	$311,351
Service and component sales	55,398	34,060	19,288	108,746
Total sales	$125,875	$160,891	$133,331	$420,097

None of our customers represented 10% or more of our total sales in 2007, 2006 or 2005.

Sales to countries which totaled 10% or more of our total sales were as follows (dollars in thousands):

	Dollar Amount	% of Total Sales
2007
United States	$228,576	38.6%

2006
United States	$165,130	34.4%
Germany	49,743	10.4%

2005
United States	$123,958	29.5%
Germany	54,115	12.9%
Japan	47,639	11.3%

22.  DISCONTINUED OPERATIONS

In the fourth quarter of 2006, we sold the assets and operations related to Knights Technology that was included as part of our NanoElectronics operating segment. We recognized a gain on the disposal of the discontinued operations of $3.3 million and received cash proceeds of $7.8 million. In the first quarter of 2007, we recognized an additional $0.1 million gain related to post-closing adjustments for working capital items. In addition, in the fourth quarter of 2007, we recognized an additional $0.3 million gain related to the release of certain acquisition contingency accruals, as well as to amounts that had been held in escrow and subsequently paid to us once all contingencies surrounding the transaction were resolved. All historical balance sheet and statement of operations data has been restated to reflect the discontinued operations.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Revenue	$—	$5,245	$7,132
Pre-tax (loss) income	—	(905)	606
Income tax expense	—	42	304
Gain on disposal of discontinued operations, net of tax	390	3,335	—
Amount of goodwill and other intangible assets disposed of	—	3,133	—

No impairment charge was recorded related to the assets of the discontinued operations.

23.  FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk.

We believe the carrying amounts of cash and cash equivalents, receivables, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

The fair value and cost of certain financial assets and liabilities was as follows (in thousands):

	2007		2006
December 31,	Fair Value	Cost	Fair Value	Cost
Marketable securities	$164,799	$164,892	$269,102	$269,517
Convertible notes	$328,810	$310,882	$341,058	$310,882
Derivative contracts	$6,089	$—	$4,724	$—

As of December 31, 2007 and 2006, the aggregate notional amount of our outstanding derivative contracts was $68.5 million and $56.0 million, respectively. The fair value of these contracts represents our forward extra contracts and forward contracts.  The fair value of these contracts was obtained from financial institutions.

24.  SUBSEQUENT EVENTS

Redemption of 5.5% Convertible Subordinated Notes

On January 24, 2008, we redeemed the remaining outstanding balance of our 5.5% convertible subordinated notes due August 15, 2008, which totaled $45.9 million. Interest paid as part of the note redemption was approximately $1.1 million, of which $0.9 million was accrued as of December 31, 2007.  Additionally, we expensed the remaining related bond issuance costs of $0.1 million.

Auction Rate Securities and Liquidity

At December 31, 2007, we held $118.1 million in auction rate securities (“ARS”) which we classified as current assets. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction generally every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. Subsequent to December 31, 2007, we began to exit our position in these securities. As of February 25, 2008, we had successfully liquidated $8.0 million of these securities, leaving us with $110.1 million invested in ARS.

A chart showing the amounts of each of our ARS, the issuers and whether the underlying collateral for the notes are guaranteed by the U.S. Department of Education (“USDE”) is set out below. At the time of issuance each of the ARS was purported to be at least 100% collateralized. All of the notes come up for auction by March 24, 2008.

Issuer	Principal Amount	USDE Guarantee	Maturity Dates
State Agencies	$60.7 million	From 81.13% to 100%	Range from 2031 to 2047

Corporate issuers	$49.4 million	From 0% to 100%	Range from 2028 to 2047

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect additional auction failures during the remainder of February and March 2008, which will require us to hold the securities until liquidity is restored to the credit markets or the securities are redeemed or mature.

All of the ARS held by us carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the USDE. Nonetheless, if uncertainties in the credit and capital markets continue, these markets deteriorate further or there are any ratings downgrades on any ARS we hold, we may be required to reclassify these investments from short-term to long-term investments. In addition, if the failed auctions or any downgrades are deemed to cause an “other than temporary impairment” of our ARS, we may be required to re-value the ARS at some amount below par. Any re-valuation of ARS that are other than temporarily impaired will flow through our operations statement and affect our earnings.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting and their report is included below.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FEI Company

Hillsboro, Oregon

We have audited the internal control over financial reporting of FEI Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Reporting on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” as of January 1, 2007 and an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No 123R, “Share-Based Payment,” effective January 1, 2006.

DELOITTE & TOUCHE LLP

Portland, Oregon

February 29, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Membership of the Audit Committee, Code of Ethics, Executive Officers, Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

On September 9, 2003, we adopted a code of business conduct and ethics that applies to all directors, officers and employees. We posted our code of business conduct and ethics on our website at www.fei.com. We intend to disclose any amendment to the provisions of the code of business conduct and ethics that apply specifically to directors or executive officers by posting such information on our website. We intend to disclose any waiver to the provisions of the code of business conduct and ethics that apply specifically to directors or executive officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by the Nasdaq Global Market’s listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

Item 11.  Executive Compensation

Information required by this item will be included under the captions Director Compensation, Executive Compensation, Compensation Discussion and Analysis for Named Executive Officers and Compensation Committee Interlocks and Insider Participation in our proxy statement for our 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our proxy statement for our 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services

Information required by this item will be included under the caption Ratification of Appointment of Public Accounting Firm in our proxy statement for our 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Exhibit No.	Description
3.1(10)	Third Amended and Restated Articles of Incorporation

3.2(13)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3(15)	Amended and Restated Bylaws, as amended on August 17, 2006

4.1(5)	Indenture between FEI and BNY Western Trust Company dated August 3, 2001

4.2(5)	Form of Note for 5.5% Convertible Subordinated Notes due 2008

4.3(5)	Registration Rights Agreement between FEI and Credit Suisse First Boston dated August 3, 2001

4.4(9)	Indenture, dated as of June 13, 2003, between FEI and BNY Western Trust Company, a California state chartered banking corporation

4.5(9)	Form of Note for Zero Coupon Convertible Subordinated Notes due 2008

4.6(9)	Registration Rights Agreement, dated as of June 13, 2003, between FEI and the initial purchasers named therein

4.7(16)	Indenture, dated as of May 19, 2006, between the Company and The Bank of New York Trust Company, as trustee

4.8	Form of 2.875% Convertible Subordinated Note due 2013 (incorporated by reference to Annex A of Exhibit 4.7)

Exhibit No.	Description
4.9(17)

Registration Rights Agreement, dated as of May 19, 2006, among FEI Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Needham & Company, LLC, Thomas Weisel Partners LLC, D.A. Davidson & Co. and Merriman Curhan Ford & Co.

4.10(13)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

10.1+	1995 Stock Incentive Plan, as amended effective May 17, 2007

10.2+(2)	1995 Supplemental Stock Incentive Plan

10.3+(1)	Form of Incentive Stock Option Agreement

10.4+(1)	Form of Nonstatutory Stock Option Agreement

10.5+	1995 Employee Share Purchase Plan, as amended effective May 17, 2007

10.6(3)

Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of FEI, as lessee, including a guarantee by FEI of the lessee’s obligations thereunder

10.7+(17)	Executive Severance Agreement by and between Dr. Don Kania and FEI Company

10.8+(17)	Stand-alone Non-statutory Stock Option Agreement (for grant of 100,000 option shares outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.9+(17)	Stand-alone Restricted Stock Unit Agreement (for grant of 25,000 units outside the 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.10+(17)	Stand-alone Restricted Stock Unit Agreement (for grant of 50,000 units outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.11+(17)	Form of Restricted Stock Unit grant (for grant of 75,000 units to Dr. Kania within the 1995 Stock Incentive Plan)

10.12+(4)	FEI Company Nonqualified Deferred Compensation Plan

10.13(7)	Purchase Agreement, effective as of November 1, 2002, between FEI and Philips Enabling Technologies Group Nederland B.V.

10.14(7)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

10.15(8)	Master Agreement for the Acht facility, dated January 14, 2003

10.16+(11)	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.17+(21)	Description of Compensation of Non-Employee Directors

10.18+(23)	2008 FEI Management Variable Compensation Plan Program Summary Description

10.19+(20)	2007 Base Salary and Target Management Variable Compensation Payment Plan for Certain Executive Officers

10.20+(14)	Form of Lock-Up Agreement between FEI and Certain of its Executive Officers and Other Members of Senior Management

10.21+(14)	Description of Accelerated Vesting of Certain Stock Options Held by Employees

Exhibit No.	Description
10.22+(18)	Employment Agreement with Robert H. J. Fastenau, dated November 28, 2006

10.23(19)	Description of Compensation for Executive Vice President and Chief Financial Officer Raymond A. Link

10.24+	Offer Letter of Employment to Benjamin Loh, dated May 5, 2007

10.25+(22)	Description of Compensation for President and Chief Executive Officer, Don R. Kania

14(11)	Code of Ethics

21	Subsidiaries

23	Consent of Deloitte & Touche, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to our Registration Statement of Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

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

(13) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(14) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005.

(15) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.

(16) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

(17) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.

(18) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2006.

(19) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2005.

(20) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2007.

(21) Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

(22) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2006.

(23) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008	FEI COMPANY

	By	/s/ DON R. KANIA
Don R. Kania
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008:

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