Form 10-K/A
period 2007-12-31
FEI CO
filed 2008-03-14
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The number of shares outstanding of the registrant’s Common Stock as of February 26, 2008 was 36,438,824 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A amends our annual report on Form 10-K for the year ended December 31, 2007, which was filed on February 29, 2008.

On the cover page of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008, we incorrectly stated that the number of shares outstanding of registrant’s Common Stock as of February 26, 2008 was 79,276,724. The correct number of shares outstanding of registrant’s Common Stock on February 26, 2008 was 36,438,824. We have corrected this error by filing this Amendment No. 1 to the Annual Report on Form 10K/A with a corrected cover page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2008	FEI COMPANY

/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002