Form 10-Q
period 2008-03-30
FEI CO
filed 2008-05-02
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

The number of shares of common stock outstanding as of April 29, 2008 was 36,464,945.

FEI COMPANY

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$215,343	$280,593
Short-term investments in marketable securities	48,746	152,041
Short-term restricted cash	22,679	20,984
Receivables, net of allowances for doubtful accounts of $3,906 and $3,819	184,109	157,120
Inventories	156,036	138,762
Deferred tax assets	5,242	4,788
Other current assets	38,842	36,273

Total Current Assets	670,997	790,561

Non-current investments in marketable securities	127,597	12,758
Long-term restricted cash	22,463	24,621
Property, plant and equipment, net of accumulated depreciation of $82,775 and $78,083	74,945	74,700
Purchased technology, net of accumulated amortization of $44,102 and $43,509	2,497	2,862
Goodwill	40,838	40,864
Deferred tax assets	3,314	2,641
Non-current inventories	43,616	42,168
Other assets, net	17,770	16,834

Total Assets	$1,004,037	$1,008,009

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$41,060	$31,156
Accrued payroll liabilities	20,721	26,115
Accrued warranty reserves	6,888	6,585
Accrued agent commissions	10,207	9,119
Deferred revenue	61,558	60,681
Income taxes payable	4,973	3,106
Accrued restructuring, reorganization, relocation and severance	517	580
Current portion of convertible debt	150,000	195,882
Other current liabilities	32,538	29,266

Total Current Liabilities	328,462	362,490

Convertible debt	115,000	115,000
Deferred tax liabilities	5,270	4,479
Other liabilities	43,255	38,646

Commitments and contingencies

Shareholders’ Equity:
Preferred stock—500 shares authorized; none issued and outstanding	—	—
Common stock—70,000 shares authorized; 36,464 and 36,405 shares issued and outstanding, no par value	397,486	395,904
Retained earnings	34,552	26,398
Accumulated other comprehensive income	80,012	65,092

Total Shareholders’ Equity	512,050	487,394

Total Liabilities and Shareholders’ Equity	$1,004,037	$1,008,009

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Net Sales:
Products	$116,982	$116,032
Products—related party	232	397
Service and components	34,328	31,449
Service and components—related party	104	81

Total net sales	151,646	147,959

Cost of Sales:
Products	66,983	62,163
Service and components	25,438	22,053

Total cost of sales	92,421	84,216

Gross Profit	59,225	63,743

Operating Expenses:
Research and development	17,807	15,491
Selling, general and administrative	32,159	29,574
Amortization of purchased technology	453	440
Restructuring, reorganization, relocation and severance	—	(572)

Total operating expenses	50,419	44,933

Operating Income	8,806	18,810

Other Income (Expense):
Interest income	4,999	4,288
Interest expense	(2,231)	(1,976)
Other, net	(867)	(1,115)

Total other income, net	1,901	1,197

Income from continuing operations before income taxes	10,707	20,007
Income tax expense	2,553	5,077

Income from continuing operations	8,154	14,930
Income from discontinued operations, net of income tax	—	127

Net income	$8,154	$15,057

Basic income per share from continuing operations	$0.22	$0.43
Basic income per share from discontinued operations	—	0.01

Basic net income per share	$0.22	$0.44

Diluted income per share from continuing operations	$0.20	$0.36
Diluted income per share from discontinued operations	—	—

Diluted net income per share	$0.20	$0.36

Shares used in per share calculations:
Basic	36,435	34,556

Diluted	42,370	45,307

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Net income	$8,154	$15,057
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	20,254	1,566
Change in unrealized loss on available-for-sale securities	(6,785)	207
Change in pension liability, net of taxes	(21)	228
Changes due to cash flow hedging instruments:
Net gain on hedge instruments	4,952	16
Reclassification to net income of previously deferred gains related to hedge derivatives instruments, net of taxes	(3,480)	(540)

Comprehensive income	$23,074	$16,534

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income	$8,154	$15,057
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation	4,053	3,263
Amortization	982	815
Stock-based compensation	2,035	1,908
Loss (gain) on disposal of investments, property, plant and equipment and intangible assets	26	(3)
Write-off of deferred note issuance costs on redemption	146	—
Income taxes (receivable) payable, net	4,342	(158)
Deferred income taxes	270	(9,175)
Gain on disposal of discontinued operations	—	(127)
(Increase) decrease in:
Receivables	(19,304)	(17,730)
Inventories	(3,808)	(10,666)
Other assets	(1,097)	7,330
Increase (decrease) in:
Accounts payable	6,605	6,916
Accrued payroll liabilities	(6,562)	(2,649)
Accrued warranty reserves	50	736
Deferred revenue	(2,643)	8,876
Accrued restructuring, reorganization, relocation and severance costs	(101)	(1,808)
Other liabilities	4,634	(1,351)

Net cash (used by) provided by operating activities	(2,218)	1,234

Cash flows from investing activities:
Decrease in restricted cash	3,599	10,980
Acquisition of property, plant and equipment	(5,311)	(2,992)
Purchase of investments in marketable securities	(93,857)	(35,019)
Redemption of investments in marketable securities	75,628	59,500
Other	(198)	(25)

Net cash (used by) provided by investing activities	(20,139)	32,444

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(45,882)	—
Witholding taxes paid on issuance of vested restricted stock units	(738)	—
Proceeds from exercise of stock options and employee stock purchases	274	20,345

Net cash (used by) provided by financing activities	(46,346)	20,345

Effect of exchange rate changes	3,453	656

(Decrease) increase in cash and cash equivalents	(65,250)	54,679

Cash and cash equivalents:
Beginning of period	280,593	110,656

End of period	$215,343	$165,335

Supplemental Cash Flow Information:
Cash (refunded) paid for taxes, net	$(2,564)	$1,544
Cash paid for interest	1,940	1,362
Inventories transferred to fixed assets	1,290	1,126

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF BUSINESS

We are a leading supplier of instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market, the Research and Industry market, the Life Sciences market and the Service and Components market. During the first quarter of 2008, we renamed our markets, but did not reclassify any revenue or cost categories between markets. Previously, the Electronics market was the NanoElectronics market; the Research and Industry market was the NanoResearch and Industry market; and the Life Sciences market was the NanoBiology market.

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen weeks ended March 30, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, unrecognized tax benefits, tax valuation allowances, the valuation of businesses acquired and related in-process research and development and other intangibles, the valuation of minority debt and equity investments in non-public companies, the valuation of investments in Auction Rate Securities, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill and the timing of revenue recognition and the timing and valuation of stock-based compensation.

3.	STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 9,500,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock. At March 30, 2008, there were 2,615,300 shares available for grant under these plans and 5,686,423 shares of our common stock were reserved for issuance.

Certain information regarding all options outstanding as of March 30, 2008 was as follows:

	Options Outstanding	Options Exercisable
Number	2,518,888	2,265,110
Weighted average exercise price	$23.24	$23.67
Aggregate intrinsic value	$3.6 million	$3.1 million
Weighted average remaining contractual term	3.7 years	3.5 years

Restricted shares and restricted stock units (“RSUs”) outstanding, including awards issued within and outside of the 1995 Plan, totaled 552,235 at March 30, 2008.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Cost of sales	$291	$211
Research and development	234	215
Selling, general and administrative	1,510	1,482

	$2,035	$1,908

As of March 30, 2008, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $16.0 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended March 30, 2008			Thirteen Weeks Ended April 1, 2007
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$8,154	36,435	$0.22	$15,057	34,556	$0.44
Dilutive effect of zero coupon convertible subordinated notes	242	5,529	(0.02)	242	5,529	(0.05)
Dilutive effect of 2.875% convertible subordinated notes	—	—	—	939	3,918	(0.01)
Dilutive effect of stock options calculated using the treasury stock method	—	162	—	—	791	(0.01)
Dilutive effect of restricted shares	—	59	—	—	328	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—

Diluted EPS	$8,396	42,370	$0.20	$16,238	45,307	$0.36

	Thirteen Weeks Ended March 30, 2008	Thirteen Weeks Ended April 1, 2007
Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units	—	—

Convertible debt	3,918	927

(1)	Amounts may not add due to rounding.

5.	CREDIT FACILITIES AND RESTRICTED CASH

We have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries, none of which has been drawn upon as of March 30, 2008.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At March 30, 2008, we had $46.1 million of these guarantees and letters of credit outstanding, of which approximately $45.1 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

6.	INVENTORIES

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

Inventories consisted of the following (in thousands):

	March 30, 2008	December 31, 2007
Raw materials and assembled parts	$49,449	$48,732
Service inventories, estimated current requirements	19,410	18,358
Work-in-process	60,384	51,438
Finished goods	26,793	20,234

Total inventories	$156,036	$138,762

Non-current inventories	$43,616	$42,168

Non-service inventory valuation adjustments totaled $0.4 million in the thirteen weeks ended March 30, 2008 and were insignificant during the thirteen weeks ended April 1, 2007. Service inventory valuation adjustments totaled $0.7 million and $1.0 million, respectively, during the thirteen weeks ended March 30, 2008 and April 1, 2007.

7.	GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

The roll-forward of our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Balance, beginning of period	$40,864	$40,900
Adjustments to goodwill	(26)	(3)

Balance, end of period	$40,838	$40,897

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At March 30, 2008 and December 31, 2007, our other intangible assets included purchased technology, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	March 30, 2008	December 31, 2007
Purchased technology	5 to 12 years	$46,599	$46,371
Accumulated amortization		(44,102)	(43,509)

		$2,497	$2,862

Patents, trademarks and other	2 to 15 years	$7,415	$7,167
Accumulated amortization		(2,844)	(2,534)

		4,571	4,633
Note issuance costs	5 to 7 years	7,994	13,891
Accumulated amortization		(5,416)	(10,814)

		2,578	3,077

Total intangible assets included in other long-term assets		$7,149	$7,710

Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Purchased technology	$453	$440
Patents, trademarks and other	274	110
Note issuance costs	355	410

	$1,082	$960

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2008	$1,379	$668	$581
2009	693	789	452
2010	425	778	452
2011	—	714	452
2012	—	668	452
Thereafter	—	954	189

	$2,497	$4,571	$2,578

8.	WARRANTY RESERVES

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

The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Balance, beginning of period	$6,585	$5,716
Reductions for warranty costs incurred	(3,206)	(2,150)
Warranties issued	3,346	2,956
Translation and changes in estimates	163	(41)

Balance, end of period	$6,888	$6,481

9.	INCOME TAXES

We recorded a tax provision of approximately $2.6 million for the thirteen week period ended March 30, 2008. The provision consisted primarily of taxes accrued in foreign jurisdictions reduced by a tax benefit for valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. We continue to record a valuation allowance against remaining U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Taxes

Deferred tax assets, net of valuation allowances of $39.5 million, as of March 30, 2008 and December 31, 2007 were classified on the balance sheet as follows (in thousands):

	March 30, 2008	December 31, 2007
Deferred tax assets – current	$5,242	$4,788
Deferred tax assets – non-current	3,314	2,641
Other current liabilities	(281)	(385)
Deferred tax liabilities – non-current	(5,270)	(4,479)

Net deferred tax assets	$3,005	$2,565

Unrecognized Tax Benefits

During the thirteen week period ended March 30, 2008, unrecognized tax benefits increased $1.6 million. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation during the quarter.

Current and non-current liability components of unrecognized tax benefits at March 30, 2008 and December 31, 2007 were classified on the balance sheet as follows (in thousands):

	March 30, 2008	December 31, 2007
Other current liabilities	$338	$332
Other liabilities	17,011	15,415

Unrecognized tax benefits	$17,349	$15,747

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of March 30, 2008:

Jurisdiction	Open Tax Years
U.S.	2004 and forward
The Netherlands	2005 and forward
Czech Republic	2004 and forward

10.	RELATED PARTY AND OTHER ACTIVITY

During the first quarter of fiscal 2008 and 2007, we sold products and services to Applied Materials, Inc. A director of Applied Materials is a member of our Board of Directors.

Sales to Applied Materials, Inc. were as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Product sales:
Applied Materials	$232	$397

	$232	$397
Service sales:
Applied Materials	$104	$81

	$104	$81

Total sales to related parties	$336	$478

As of March 30, 2008, Applied Materials owed us $185,000 related to its purchases.

In addition, a member of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services. As of March 30, 2008, we owed EasyStreet Online Services $27,000 for services purchased.

11.	CONVERTIBLE NOTES

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

We anticipate that the noteholders will put the notes to us on June 15, 2008 and, accordingly, the $150.0 million is reflected as current on our balance sheet. Assuming the full $150.0 million principal amount is put to us in June 2008 at 100.25% of the principal amount, the amount specified by the terms of the notes, we would incur an additional $375,000 of interest expense during the second quarter of 2008. In addition, unamortized debt offering costs, which totaled $0.2 million at March 30, 2008, would also be recognized as additional interest expense in the period the notes are put to us.

12.	COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $37.2 million at March 30, 2008. These commitments expire at various times through the fourth quarter of 2008.

13.	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

We report our segments based on a market-focused organization. Our segments are: Electronics, Research and Industry, Life Sciences and Service and Components. During the first quarter of 2008, we renamed our markets, but did not reclassify revenue or cost categories between markets. Previously, the Electronics market was the NanoElectronics market; the Research and Industry market was the NanoResearch and Industry market; and the Life Sciences market was the NanoBiology market.

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended March 30, 2008	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$46,521	$61,097	$9,596	$34,432	$—	$151,646
Gross profit	20,247	26,819	3,165	8,994	—	59,225

Thirteen Weeks Ended April 1, 2007
Sales to external customers	$56,535	$49,238	$10,656	$31,530	$—	$147,959
Gross profit	29,799	19,935	4,532	9,477	—	63,743

March 30, 2008
Total assets	$123,226	$158,624	$28,781	$153,550	$539,856	$1,004,037

December 31, 2007
Total assets	$88,142	$150,857	$41,405	$137,570	$590,035	$1,008,009

Market segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment general managers are responsible. Selling, general and administrative, research and development and other operating expenses are managed and reported at the corporate level and, given allocation to the market segments would be arbitrary, have not been allocated to the market segments. See our Consolidated Statements of Operations for reconciliations from gross profit to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.

None of our customers represented 10% or more of our total sales in the thirteen week periods ended March 30, 2008 or April 1, 2007.

14.	AUCTION RATE SECURITIES AND LIQUIDITY

At March 30, 2008, we held $103.5 million in auction rate securities (“ARS”) which are included on our balance sheet at fair value as non-current investments in marketable securities. The par value of these securities was $110.1 million at March 30, 2008. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction.

All of the ARS held by us carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the U.S. Department of Education (“USDE”).

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that we may be required to hold the securities until liquidity is restored to the credit markets or the securities are redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities. In connection with the failed auctions and the reclassification, we recorded a temporary impairment related to the fair market value of these securities totaling $6.6 million, which was included as a component of other comprehensive income during the thirteen week period ended March 30, 2008.

We arrived at this impairment through a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a five to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at March 30, 2008.

We believe the impairment to be a temporary impairment as we have ample cash resources to meet our needs for the foreseeable future and we do not intend to sell the ARS until liquidity is restored in the markets. However, there is no guarantee that these securities will become liquid in the short-term, or at all.

15.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.

Various factors are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities pursuant to SFAS No. 157 (in thousands):

	March 30, 2008
	Fair Value	Input Level
Auction Rate marketable securities	$103,537	Level 3
Available for sale marketable securities	72,806	Level 1
Derivative contracts	1,679	Level 2

A roll-forward of our Level 3 securities was as follows:

Auction Rate Securities
Balance, December 31, 2007	$—
Fair value transferred in from Level 1 securities	110,125
Temporary impairment charge reflected as a component of other comprehensive income	(6,588)

Balance, March 30, 2008	$103,537

16.	HEDGE TERMINATIONS

During the first quarter of 2008, we terminated $44.5 million of outstanding forward extra cash flow hedges that were expiring after the first quarter of 2008. We recorded the $3.4 million realized gain from settlement of these contracts in other comprehensive income. These cash flow hedge gains will be reclassified to cost of goods sold in the period that the underlying hedged transaction affects net income which is expected to occur in 2008.

17.	NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We are currently analyzing the effects of the adoption of SFAS No. 161 on our financial position and results of operations.

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

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangement entered into in fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 effective January 1, 2008 did not have a material effect on our financial position or results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. Pursuant to SFAS No. 159, we could elect to reflect our convertible notes at fair market value, but have chosen not to. Accordingly, the adoption of SFAS No. 159 effective January 1, 2008 did not have any effect on our financial position or results of operations.

18.	SUBSEQUENT EVENTS

Imago Scientific Instruments

In April 2008, we entered into a collaboration agreement with Imago Scientific Instruments (“Imago”) through which we will provide up to $1.0 million in strategic marketing and product road mapping through the first quarter of 2009 in exchange for a minority equity interest in the company. Imago also has the right to require us to purchase up to an additional $3.0 million of its preferred shares. This right terminates at the end of 2008. Additionally, we have the option to purchase a controlling interest in Imago in the second quarter of 2009 for a pre-determined price.

Restructuring

In April 2008, we adopted a restructuring plan that we expect will cause us to incur restructuring expenses during the remainder of 2008 (the “Restructuring”). We expect some portion of these expenses will fall within SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Some of the expenses, however, may not fall within the specific requirements of SFAS No. 146. We are undertaking the Restructuring with the aim of improving the efficiency of our operations and the currency balance in our supply chain so that more of our exposure is in dollar or dollar-linked currencies. These actions are expected to help offset the effect of a weakened dollar on our cost of goods sold, reduce operating expenses and improve our factory utilization. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to be future cash expenditures and we currently expect the approximate total cost of the Restructuring to range from $9 million to $15 million. The first action under the Restructuring is expected to commence in May 2008 and continue through the end of 2008.

A summary of the anticipated Restructuring expenses is as follows:

Type of Expense	Approximate Range of Expected Costs	Expected Timing
Severance costs related to work force reduction of 3% (approximately 60 employees)	$4 million - $5 million	Second Quarter of 2008

Transfer of manufacturing and other activities	$3.5 million - $7 million	Third and Fourth Quarters of 2008

Shift of supply chain	$1.5 million - $3 million	Third and Fourth Quarters of 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, tax rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the cost, timing and impact on operations of the Restructuring; factors that may affect our 2008 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from Auction Rate Securities we hold; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

Summary of Products and Segments

We are a leading supplier of instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market, the Research and Industry market, the Life Sciences market and the Service and Components market. During the first quarter of 2008, we renamed our markets, but did not reclassify any revenue categories between markets. Previously, the Electronics market was the NanoElectronics market; the Research and Industry market was the NanoResearch and Industry market; and the Life Sciences market was the NanoBiology market.

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

The Electronics market consists of customers in the semiconductor, data storage and related industries such as printers and microelectromechanical systems (“MEMs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 65 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics, the increase in wafer size to 300 millimeters in diameter and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, factors affecting our business include the transition from longitudinal to perpendicular recording heads, rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures. Our products offer 3D metrology for thin film head processing and root cause failure analysis.

The Research and Industry market includes universities, public and private research laboratories and customers in a wide range of industries, including automobiles, aerospace, metals, mining and petrochemicals. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in root cause failure analysis and quality control applications.

The Life Sciences market includes universities and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies and hospitals. Our products’ ultra-high resolution imaging allows cell biologists and drug researchers to create detailed 3D reconstructions of complex biological structures. Our products are also used in particle analysis and a range of pathology and quality control applications.

Overview

Net sales increased to $151.6 million in the first quarter of 2008 compared to $150.2 million in the fourth quarter of 2007 and $148.0 million in the first quarter of 2007. Compared to the fourth quarter of 2007, sales for Electronics and Service and Components increased while sales for Life Sciences and Research and Industry declined. Compared to the first quarter of 2007, sales for Research and Industry and Service and Components increased, offset by decreased sales for Electronics and Life Sciences.

At March 30, 2008, our total backlog was $309.6 million, which consisted of product and service and components backlog of unfilled orders of $244.5 million and $65.1 million, respectively, compared to $256.1 million and $54.7 million, respectively, at December 31, 2007. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds.

Of our total backlog at March 30, 2008, approximately 85% to 90% is expected to be shippable within 12 months and approximately 10%—15% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. For this reason, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2008

Although Research and Industry bookings were relatively weak in the first quarter of 2008, we expect this segment’s revenue to grow for the full year as governments, institutions and corporations globally continue to invest in nanotechnology research and product development. However, a portion of our Research and Industry business could be somewhat affected by a recession in the U.S., we believe the global reach of our products and the multi-year budget cycles of many of our customers will be sufficient to provide growth in 2008. We also expect continued growth in our Life Sciences business in 2008, although it will vary from quarter to quarter. This is an emerging, research-oriented market, and we expect our revenue to be positively affected by the introduction of the Titan Krios TEM. We experienced a significant slow down in bookings in our Electronics business in the second half of 2007, mainly due to a cyclical slow down in the semiconductor capital equipment industry. That weakness, relative to the first half of 2007, is expected to persist in 2008, although the first quarter bookings were bolstered by several large orders from the data storage part of this segment. Nevertheless, revenue growth for the Electronics segment is likely to remain weak for the remainder of 2008. At the same time, we believe we have the potential to demonstrate better performance than the semiconductor capital equipment industry as a whole, because of increased demand for higher-resolution images as manufacturers move to smaller line widths and new processes, among other factors. Demand for service of our products is expected to continue to grow modestly as our installed base of products grows.

We believe we hold leadership positions, both technologically and in the markets in which we compete, with our TEM and DualBeam products. While some competitors introduced new products in these areas in 2007, we expect to maintain our leadership in 2008. In the SEM product line, we expect to introduce new products later in 2008. We believe this will improve our competitive position, with the goal of obtaining technological leadership in that product line as well.

Our gross margins declined in the first quarter of 2008. While our goal is to reverse that trend in 2008, we face a number of challenges. Factors that may contribute to increased margins include the introduction of new products and planned operational improvements in our supply chain, manufacturing operations and service organization. However, product mix and a weaker U.S. dollar will likely constrain margin growth for the remainder of 2008. The product mix pressure includes the potential decline in the relative size of our higher-margin Electronics business, as well as the sale of relatively fewer DualBeam products within Electronics. The weaker U.S. dollar adversely affects us because our euro-denominated expenses are greater than our euro-denominated revenue. The U.S. dollar weakened in the first quarter of 2008 compared to the end of 2007, and it weakened further in the first month of the second quarter of 2008. Our cash flow hedging program can delay or mitigate the effect of the weaker U.S. dollar, but it cannot counteract the multi-year trend we have seen in recent years. We have programs in place to offset these negative forces on our margins, including new product introductions and better operational balance between euro expenses and euro revenues, but they are likely to offset only part of the impact of the downward mix and currency fluctuations on margins in 2008.

Growth in research and development and marketing spending is also negatively affected by the stronger euro, as well as increases in personnel, because a large percentage of our research and development operations are located in Europe. Total employment was flat in the first quarter of 2008. While we do plan to selectively add to critical positions during 2008, we expect total employment to decline for the remainder of 2008. Overall operating spending is expected to grow in 2008 compared with 2007, largely because of the weakness in the dollar compared to the euro, but any growth will be at a significantly lower rate of growth than in 2007.

Non-operating income is expected to decline in 2008 due to lower market interest rates and the repayment of part of our outstanding debt. Our annual tax rate is expected to be approximately 24% for 2008.

With limited revenue growth and margin pressure, due in part to the weaker dollar and lower non-operating income, earnings could be lower in future quarters compared to the first quarter of 2008.

Given these economic trends, in April 2008, we adopted a restructuring plan that we expect will cause us to incur restructuring expenses during the remainder of 2008 (the “Restructuring”). We are undertaking the Restructuring with the aim of improving the efficiency of our operations and the currency balance in our supply chain so that more of our exposure is in dollar or dollar-linked currencies. These actions are expected to help offset the effect of a weakened dollar on our cost of goods sold, reduce operating expenses and improve our factory utilization. We currently expect the approximate total cost of the Restructuring to range from $9 million to $15 million, all of which will be paid in cash. The first action under the Restructuring is expected to commence in May 2008 and will continue through the end of 2008.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first quarter of 2008, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) March 30, 2008		Thirteen Weeks Ended(1) April 1, 2007
Net sales	$151,646	100.0%	$147,959	100.0%
Cost of sales	92,421	60.9	84,216	56.9

Gross profit	59,225	39.1	63,743	43.1
Research and development	17,807	11.7	15,491	10.5
Selling, general and administrative	32,159	21.2	29,574	20.0
Amortization of purchased technology	453	0.3	440	0.3
Restructuring, reorganization, relocation and severance costs	—	—	(572)	(0.4)

Operating income	8,806	5.8	18,810	12.7
Other income, net	1,901	1.3	1,197	0.8

Income from continuing operations before income taxes	10,707	7.1	20,007	13.5
Income tax expense	2,553	1.7	5,077	3.4

Income from continuing operations	8,154	5.4	14,930	10.1
Income from discontinued operations, net of tax	—	—	127	0.1

Net income	$8,154	5.4%	$15,057	10.2%

(1)	Percentages may not add due to rounding.

Net Sales

Net sales increased $3.6 million, or 2.5%, to $151.6 million in the thirteen weeks ended March 30, 2008 (the first quarter of 2008) compared to $148.0 million in the thirteen weeks ended April 1, 2007 (the first quarter of 2007). This increase reflects improvements in our Research and Industry and Service and Components segments, partially offset by decreases in our Electronics and Life Sciences segments as described more fully below.

Exchange rate fluctuations increased net sales by approximately $10.5 million during the first quarter of 2008 as approximately 71% of our net sales are denominated in foreign currencies that strengthened against the U.S. dollar during the period.

Net Sales by Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	March 30, 2008		April 1, 2007
Electronics	$46,521	30.7%	$56,535	38.2%
Research and Industry	61,097	40.3%	49,238	33.3%
Life Sciences	9,596	6.3%	10,656	7.2%
Service and Components	34,432	22.7%	31,530	21.3%

	$151,646	100.0%	$147,959	100.0%

Electronics

The $10.0 million, or 17.7%, decrease in Electronics sales in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to global softness in the semiconductor industry, partially offset by some improvement in our data storage business. The softness in the semiconductor industry resulted in fewer large wafer-level DualBeam and high-end TEM shipments.

Research and Industry

The $11.9 million, or 24.1%, increase in Research and Industry sales in the first quarter of 2008 compared to the first quarter of 2007 was due primarily to the filling of backlog from the two previous quarters and included increases in our high-end TEMs and our lower-priced SEM products.

Life Sciences

The $1.1 million, or 9.9%, decrease in Life Sciences sales in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to the timing of orders and shipments. We built backlog in the past two quarters and have several high-end TEMs scheduled to be built and delivered to Life Sciences customers over the next several quarters.

Service and Components

The $2.9 million, or 9.2%, increase in Service and Component sales in the first quarter of 2008 compared to the first quarter of 2007 was due primarily to currency impacts of the weakening dollar, as well as higher parts revenue. Component sales include sales of individual components as well as equipment refurbishment and were flat in the first quarter of 2008 compared to the first quarter of 2007.

Net Sales by Geographic Region

A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended
	March 30, 2008		April 1, 2007
North America	$44,088	29.1%	$61,657	41.7%
Europe	60,816	40.1%	40,028	27.0%
Asia-Pacific Region	46,742	30.8%	46,274	31.3%

	$151,646	100.0%	$147,959	100.0%

North America

The $17.6 million, or 28.5%, decrease in sales to North America was primarily due to the decline in our Electronics market sales, especially to our semiconductor customers, partially offset by increases in data storage sales.

Europe

The $20.8 million, or 51.9%, increase in sales to Europe was primarily due to strong sales of our high-end research tools, especially our TEMs.

Asia-Pacific Region

The $0.5 million, or 1.0%, increase in sales to the Asia-Pacific region was primarily due to an increase in sales in China, primarily for our TEMs sold to semiconductor customers, partially offset by declines in our Electronics markets in Japan and Southeast Asia.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Electronics	43.5%	52.7%
Research and Industry	43.9%	40.4%
Life Sciences	33.0%	42.5%
Service and Components	26.1%	30.2%
Overall	39.1%	43.1%

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

Cost of sales increased $8.2 million, or 9.7%, to $92.4 million in the first quarter of 2008 compared to $84.2 million in the first quarter of 2007, primarily due to increased sales and lower gross margins.

The net effect on our gross margin from the change in valuation of currencies during the first quarter of 2008 on our net sales and cost of sales was an approximately $1.9 million decrease, or a 4.2 percentage point decrease. Offsetting the negative currency effects were approximately $3.5 million of cash flow hedge gains recorded in cost of sales, which improved gross margins by approximately 2.3 percentage points.

Electronics

The decrease in Electronics gross margin in the first quarter of 2008 compared to the first quarter of 2007 was due primarily to negative currency fluctuations and a shift in product mix to fewer semiconductor-related high-end TEM and wafer-level DualBeam tools.

Research and Industry

The increase in Research and Industry gross margin in the first quarter of the 2008 compared to the first quarter of 2007 was primarily due to a shift in product mix to higher-end TEM tools.

Life Sciences

The decrease in Life Sciences gross margin in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to a shift in product mix, with no high-end shipments due to timing of orders.

Service and Components

The decrease in the Service and Components gross margin in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to an increase in labor and parts costs in Europe as we realigned our European operations to service higher-end units. In addition, a shift in the mix to more Research and Industry and less Electronics negatively affected our Service and Components gross margin. The Electronics business typically has higher margins due to the complexity of the tools.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software. These costs are presented net of subsidies received for such efforts. During the 2008 and 2007 periods, we received subsidies from European governments for technology developments specifically in the areas of semiconductor and life science equipment.

R&D costs increased $2.3 million to $17.8 million (11.7% of net sales) in the first quarter of 2008 compared to $15.5 million (10.5% of net sales) in the first quarter of 2007.

R&D costs are reported net of subsidies and were as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2008	April 1, 2007
Gross spending	$18,579	$16,418
Less subsidies	(772)	(927)

Net expense	$17,807	$15,491

The increase in R&D costs was primarily due to a $2.2 million increase in labor and related costs as a result of increased headcount, as well as the currency impact of the weakening dollar.

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

SG&A costs increased $2.6 million to $32.2 million (21.2% of net sales) in the first quarter of 2008 compared to $29.6 million (20.0% of net sales) in the first quarter of 2007.

The increase in SG&A costs in the first quarter of 2008 compared to the first quarter of 2007 was due primarily to a $2.3 million increase in sales force labor and related costs as a result of increased headcount and a corresponding $0.7 million increase in sales commissions. These increases were partially offset by a $0.8 million decrease in bonus accruals, marketing-related labor and training costs.

Amortization of Purchased Technology

Amortization of purchased technology was $0.5 million in the first quarter of 2008 compared to $0.4 million in the first quarter of 2007. Our purchased technology balance at March 30, 2008 was $2.5 million and current amortization of purchased technology is approximately $0.5 million per quarter, which could increase if we acquire additional technology.

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $5.0 million in the first quarter of 2008 and $4.3 million in the first quarter of 2007. The increase was primarily due to an increase in our invested balances, primarily due to cash generated by operations, offset by $45.9 million of payments to repay the remaining balance on our 5.5% convertible notes.

Interest expense was $2.2 million in the first quarter of 2008 and $2.0 million in the first quarter of 2007. Interest expense for both the 2008 and 2007 periods included interest expense related to our $115.0 million principal amount of 2.875% convertible notes. Interest expense in the first quarter of 2007 also included interest related to our 5.5% convertible notes issued in August 2001, which were repaid in full in January 2008. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in the first quarter of 2008 also included $0.2 million of premiums and commissions paid on the repurchase of the remaining $45.9 million of our 5.5% convertible notes as well as the write-off of $0.1 million of related deferred note issuance costs.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.2 million per quarter through 2008 and $0.1 million per quarter thereafter through the second quarter of 2013.

Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Our effective income tax rate of 23.8% in the first quarter of 2008 reflected taxes on foreign earnings, offset by valuation allowance released against deferred tax assets utilized to offset income earned in the U.S.

Our effective income tax rate of 25.4% in the first quarter of 2007 reflected taxes on foreign earnings plus accruals for unrecognized tax benefits and associated interest and penalties. This was offset by valuation allowance released against deferred tax assets utilized to offset income earned in the U.S.

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

Discontinued Operations

Income from discontinued operations, net of tax of $127,000 in the first quarter of 2007 represented additional gain related to the disposal of the assets and operations of Knights Technology, which was a consolidated subsidiary, in the fourth quarter of 2006.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of March 30, 2008 consisted of $286.8 million of cash, cash equivalents, short-term restricted cash and short-term investments, $127.6 million in non-current investments, $22.5 million of long-term restricted cash, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

We believe that we have sufficient cash resources, even if the auction rate securities (“ARS”) we hold remain illiquid, as described below, to meet our expected operational and capital needs for at least the next twelve months from March 30, 2008, including our upcoming potential convertible note repayment obligation.

At March 30, 2008, we held $103.5 million in ARS which are included on our balance sheet at fair value as non-current investments in marketable securities. The par value of these securities was $110.1 million at March 30, 2008. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction.

All of the ARS held by us carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the USDE.

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that we may be required to hold the securities until liquidity is restored to the credit markets or the securities are redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities. In connection with the failed auctions and the reclassification, we recorded a temporary impairment related to the fair market value of these securities totaling $6.6 million, which was included as a component of other comprehensive income during the thirteen week period ended March 30, 2008.

We arrived at this impairment through a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a five to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at March 30, 2008.

We believe the impairment to be a temporary impairment as we have ample cash resources to meet our needs for the foreseeable future and we do not intend to sell the ARS until liquidity is restored to the markets. However, there is no guarantee that these securities will become liquid in the short-term, or at all.

In the first quarter of 2008, cash and cash equivalents and short-term restricted cash decreased $63.6 million to $238.0 million as of March 30, 2008 from $301.6 million as of December 31, 2007 primarily as a result of $2.2 million used by operations, the net purchase of $18.2 million of marketable securities, $45.9 million used for the repayment in full of our 5.5% convertible notes and $5.3 million used for the purchase of property, plant and equipment. These factors were partially offset by $0.3 million of proceeds from the exercise of employee stock options and a $3.5 million favorable effect of exchange rate changes.

Accounts receivable increased $27.0 million to $184.1 million as of March 30, 2008 from $157.1 million as of December 31, 2007, primarily due to increased sales in the first quarter of 2008 compared with the fourth quarter of 2007, as well as the timing of shipments, with more shipments late in the first quarter of 2008 as compared with the fourth quarter of 2007. The March 30, 2008 balance also included a $7.7 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 111 days at March 30, 2008 compared to 95 days at December 31, 2007.

Inventories increased $17.2 million to $156.0 million as of March 30, 2008 compared to $138.8 million as of December 31, 2007. The increase primarily was due to the purchasing of raw materials and building of systems as sales continue to increase, as well as an increase related to currency movements of approximately $12.2 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.5 times for the quarter ended March 30, 2008 and 3.3 times for the quarter ended April 1, 2007.

Expenditures for property, plant and equipment of $5.3 million in the first quarter of 2008 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2008 to be approximately $25 to $30 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Accounts payable increased $9.9 million to $41.1 million as of March 30, 2008 compared to $31.2 million as of December 31, 2007. The increase resulted primarily from increased inventory purchases to support our increased sales.

Accrued payroll liabilities decreased $5.4 million to $20.7 million as of March 30, 2008 compared to $26.1 million as of December 31, 2007. The decrease resulted primarily from accrued profit sharing and variable compensation programs for management personnel accrued at December 31, 2007 being paid in the first quarter of 2008.

Other current liabilities increased $3.2 million to $32.5 million as of March 30, 2008 compared to $29.3 million as of December 31, 2007. The increase resulted primarily from a $1.1 million increase in commissions payable due to the timing of shipments and a $1.2 million increase related to our balance sheet hedging liability. In addition, currency fluctuations contributed $2.0 million to the increase. These increases were partially offset by a $0.5 million decrease in accrued legal fees.

Other liabilities increased $4.6 million to $43.3 million as of March 30, 2008 compared to $38.7 million as of December 31, 2007. The increase resulted primarily from a $2.1 million increase in deferred maintenance revenue as a result of more contracts in France and Germany, offset by amortization on existing contracts, and a $1.6 million increase in our non-current tax liability as a result of additional unrecognized tax benefits recorded during the quarter.

We have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries, none of which has been drawn upon as of March 30, 2008.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At March 30, 2008, we had $46.1 million of these guarantees and letters of credit outstanding, of which approximately $45.1 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

New Accounting Pronouncements

See Note 17 of Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than the changes to our Auction Rate Securities as described above in “Liquidity and Capital Resources,” there have been no material changes in our reported market risks and risk management policies since the filing of our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 29, 2008.

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

Part II – Other Information

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Gross margins on our products vary between product lines and markets and, accordingly, changes in product mix will affect our results of operations.

If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. For example, during the first quarter of 2008, our net sales contained a smaller portion of sales from our relatively higher margin products within the Electronics segment, which contributed to a decrease in our overall gross margins in the first quarter of 2008 compared to the first quarter of 2007.

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

Restructuring activities may be disruptive to our business and financial performance. Any delay or failure by us to execute planned cost reductions could also be disruptive and could result in total costs and expenses that are greater than expected.

At various times we have restructured our business.

In 2006, we undertook a restructuring that caused us to record restructuring, reorganization, relocation and severance charges of approximately $12.6 million.

We have announced a restructuring for 2008 that will involve estimated cash charges ranging from $9 million to $15 million. The plan includes moving part of our supply chain and relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures. In addition, we will be severing some employees and aiming to lower operating expenses. The expense of the restructuring will adversely affect our financial performance for 2008. Moreover, the cash charges for the 2008 restructuring is only an estimate and may not be accurate.

There are several other factors that could cause the restructuring to have a material adverse effect on our business, financial condition and results of operations. These include potential disruption of manufacturing operations, our supply chain and other aspects of our business. Employee morale and productivity could also suffer and we may lose employees whom we want to keep. Loss of sales, service and engineering talent, in particular, could damage our business. The restructuring will require substantial management time and attention and may divert management from other important work. If we have additional employee reductions or undertake other restructuring activities beyond what is currently planned, we may incur additional restructuring and related expenses. Moreover, we could encounter delays in executing our plans, which could cause further disruption and additional unanticipated expense. Some of our employees work in areas, such as Europe and Asia, where workforce reductions are highly regulated, and this could slow the implementation of planned workforce reductions. During the course of executing the restructuring, we could incur material non-cash charges such as write-downs of inventories or other tangible assets.

It is also the case that our 2008 restructuring plan may fail to achieve the stated aims for reasons similar to those described in the prior paragraph.

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

We have significant indebtedness. As of March 30, 2008, we had total convertible long-term debt of $150.0 million that may be put to us in June 2008 and $115.0 million due in 2013. In January 2008, we repaid $45.9 million of indebtedness and have funds available to pay off the additional $150.0 million that may be put to us in June 2008. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our shareholders would be diluted if we elect to settle all or a portion of our zero coupon convertible notes in shares, up to a maximum aggregate of 5,528,527 shares of our common stock, upon the bondholders’ election to convert the notes once certain stock price metrics are met. These shares were included in our diluted share count for the thirteen week periods ended March 30, 2008 and April 1, 2007;

•

our shareholders would be diluted if holders of all or a portion of our 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,918,395 shares of our common stock. These shares were included in our diluted share count for the thirteen week period ended April 1, 2007, but not in the thirteen week period ended March 30, 2008, because they were antidilutive;

•	a substantial portion of our cash and short-term investments as of March 30, 2008 are dedicated to the payment of the principal of, and interest on, our indebtedness; and

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

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

A significant percentage of our non-current investments in marketable securities consist of auction rate securities. If a liquid market for these securities is not maintained, we may be unable to dispose of these securities, which could negatively impact our liquidity, cash on hand and results of operations.

At March 30, 2008, we held $103.5 million in auction rate securities (“ARS”), which have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that we may be required to hold the securities until liquidity is restored to the credit markets or the securities are redeemed or mature. During the thirteen week period ended March 30, 2008, we recorded a temporary impairment related to the fair market value of these securities totaling $6.6 million, which was recorded as a component of other comprehensive loss and did not affect our results of operations during the period. If this impairment, or any future impairment related to the ARS, is determined to be other than temporary, we will be required to reflect such impairment in our statement of operations, which could adversely affect our results of operations. In addition, our inability to dispose of our ARS could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational or strategic transactions or to incur additional indebtedness.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 71% and 61%, respectively, of our revenues in the thirteen weeks ended March 30, 2008 and the year ended December 31, 2007 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

Moreover, we operate in 60 countries, 23 with a direct presence. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore, maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.

Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks (e.g., SARS and avian influenza);

•	changes in the regulatory environment in countries where we do business could lead to delays in the importation of products into those countries;

•	the implementation of China Restrictions on Hazardous Substances (“RoHS”) regulations could lead to delays in the importation of products into China;

•	political and economic instability; and

•	risk of failure of internal controls and failure to detect unauthorized transactions.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the thirteen weeks ended March 30, 2008 and the year ended December 31, 2007, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

Historically, we have entered into various forward extra contracts, which are a combination of a foreign forward exchange contract and an option, as well as standard option contracts, to partially mitigate the impact of changes in the euro against the dollar on our European operating results. Beginning in late March 2008, we are using both option contracts and zero cost collars to hedge our cash flows. These contracts are considered derivatives. We are required to carry all open derivative contracts on our balance sheet at fair value. When specific accounting criteria have been met, derivative contracts can be designated as hedging instruments and changes in fair value related to these derivative contracts are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. When the designated hedges mature, they are recorded in cost of goods sold. We are required to record changes in fair value for derivatives not designated as hedges in net income in the current period. Our ability to designate derivative contracts as hedges significantly reduces the volatility in our operating results due to changes in the fair value of the derivative contracts.

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluations, we did not record any charges for hedge dedesignations or ineffectiveness in the thirteen weeks ended March 30, 2008 or the year ended December 31, 2007. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

We also enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $1.5 million in the thirteen weeks ended March 30, 2008 and $3.1 million in all of 2007.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, Frencken Mechatronics B.V. and AZD Praha STR for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (RoHS regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Thirteen Weeks Ended
	March 30, 2008		April 1, 2007
Electronics	$46,521	30.7%	$56,535	38.2%
Research and Industry	61,097	40.3%	49,238	33.3%
Life Sciences	9,596	6.3%	10,656	7.2%
Service and Components	34,432	22.7%	31,530	21.3%

	$151,646	100.0%	$147,959	100.0%

The largest sub-parts of the Electronics market are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. In the second half of 2007, we experienced a significant decline in bookings and revenue in our Electronics segment due to a general decline in semiconductor and data storage capital equipment spending. Global economic conditions continue to be volatile and slower growth or reduced demand for our customers’ products in the future would cause our business to decline. During downturns, our sales and gross profit margins generally decline.

The Research and Industry market is also affected by overall economic conditions, but is not as cyclical as the Electronics market. However, Research and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary or economic constraints.

The Life Sciences market is a smaller and emerging market, and the tools we sell into that market often have average selling prices of over $1.0 million. Consequently, loss of demand among a relatively small group of potential customers can have a material impact on the overall demand for our products. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.

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

The process of developing new high technology capital equipment products and services is complex and uncertain, and failure to accurately anticipate customers’ changing needs and emerging technological trends, to complete engineering and development projects in a timely manner and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will result in products that the market will accept. For example, we have invested substantial resources in our new Phenom desktop imaging tool and the Titan scanning transmission electron microscope (“S/TEM”), and further development may be required to take full advantage of these products. If the completion of further development is delayed, potential revenue growth could be deferred or may not happen at all.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 71% and 61%, respectively, of our sales from foreign countries in the thirteen weeks ended March 30, 2008 and the year ended December 31, 2007. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

Issues arising from our enterprise resource planning system could affect our operating results and our ability to manage our business effectively.

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

FEI COMPANY

Dated: May 1, 2008	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)