Form 10-Q
period 2008-06-29
FEI CO
filed 2008-08-01
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

The number of shares of common stock outstanding as of July 28, 2008 was 36,746,336.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 29, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$84,467	$280,593
Short-term investments in marketable securities	44,837	152,041
Short-term restricted cash	19,395	20,984
Receivables, net of allowances for doubtful accounts of $3,477 and $3,819	172,998	157,120
Inventories	157,763	138,762
Deferred tax assets	3,524	4,788
Other current assets	41,171	36,273

Total Current Assets	524,155	790,561

Non-current investments in marketable securities	118,857	12,758
Long-term restricted cash	23,206	24,621
Property, plant and equipment, net of accumulated depreciation of $86,889 and $78,083	76,173	74,700
Purchased technology, net of accumulated amortization of $44,556 and $43,509	2,034	2,862
Goodwill	40,839	40,864
Deferred tax assets	3,359	2,641
Non-current inventories	44,386	42,168
Other assets, net	19,148	16,834

Total Assets	$852,157	$1,008,009

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$36,041	$31,156
Accrued payroll liabilities	18,819	26,115
Accrued warranty reserves	7,159	6,585
Accrued agent commissions	9,344	9,119
Deferred revenue	53,567	60,681
Income taxes payable	6,945	3,106
Accrued restructuring, reorganization, relocation and severance	2,149	580
Current portion of convertible debt	1,093	195,882
Other current liabilities	27,201	29,266

Total Current Liabilities	162,318	362,490

Convertible debt	115,000	115,000
Deferred tax liabilities	5,161	4,479
Other liabilities	48,216	38,646
Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 36,638 and 36,405 shares issued and outstanding, no par value	401,881	395,904
Retained earnings	39,403	26,398
Accumulated other comprehensive income	80,178	65,092

Total Shareholders’ Equity	521,462	487,394

Total Liabilities and Shareholders’ Equity	$852,157	$1,008,009

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net Sales:
Products	$119,487	$116,963	$236,469	$232,995
Products - related party	271	193	503	590
Service and components	34,199	31,289	68,527	62,738
Service and components - related party	82	110	186	191

Total net sales	154,039	148,555	305,685	296,514

Cost of Sales:
Products	70,384	63,140	137,367	125,303
Service and components	25,035	23,658	50,473	45,711

Total cost of sales	95,419	86,798	187,840	171,014

Gross Profit	58,620	61,757	117,845	125,500

Operating Expenses:
Research and development	18,496	15,978	36,303	31,469
Selling, general and administrative	32,460	30,172	64,619	59,746
Amortization of purchased technology	459	443	912	883
Restructuring, reorganization, relocation and severance	2,271	168	2,271	(404)

Total operating expenses	53,686	46,761	104,105	91,694

Operating Income	4,934	14,996	13,740	33,806

Other Income (Expense):
Interest income	4,118	5,684	9,117	9,972
Interest expense	(2,250)	(2,097)	(4,481)	(4,073)
Other, net	(373)	(457)	(1,240)	(1,572)

Total other income, net	1,495	3,130	3,396	4,327

Income from continuing operations before income taxes	6,429	18,126	17,136	38,133
Income tax expense	1,578	4,095	4,131	9,172

Income from continuing operations	4,851	14,031	13,005	28,961
Income from discontinued operations, net of income tax	—	—	—	127

Net income	$4,851	$14,031	$13,005	$29,088

Basic income per share from continuing operations	$0.13	$0.39	$0.36	$0.82
Basic income per share from discontinued operations	—	—	—	0.01

Basic net income per share	$0.13	$0.39	$0.36	$0.83

Diluted income per share from continuing operations	$0.12	$0.33	$0.32	$0.68
Diluted income per share from discontinued operations	—	—	—	0.01

Diluted net income per share	$0.12	$0.33	$0.32	$0.69

Shares used in per share calculations:
Basic	36,499	35,742	36,467	35,149

Diluted	41,509	46,471	41,940	45,889

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$4,851	$14,031	$13,005	$29,088
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	2,124	2,340	22,378	3,906
Change in unrealized loss on available-for-sale securities	383	46	(6,402)	253
Change in pension liability, net of taxes	14	10	(7)	238
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	73	(141)	5,025	(157)
Reclassification to net income of previously deferred gains related to hedge derivatives instruments, net of taxes	(2,428)	(590)	(5,908)	(1,098)

Comprehensive income	$5,017	$15,696	$28,091	$32,230

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income	$13,005	$29,088
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation	8,374	6,546
Amortization	2,179	1,417
Stock-based compensation	3,864	3,986
Loss (gain) on disposals of investments, property, plant and equipment and intangible assets	270	(3)
Write-off of deferred note issuance costs on redemption	226	—
Income taxes receivable (payable), net	2,695	11,167
Deferred income taxes	1,646	(9,856)
Gain on disposal of discontinued operations	—	(127)
(Increase) decrease in:
Receivables	(9,548)	(23,491)
Inventories	(7,897)	(27,107)
Other assets	(4,151)	3,331
Increase (decrease) in:
Accounts payable	1,298	7,716
Accrued payroll liabilities	(8,518)	(3,463)
Accrued warranty reserves	359	1,130
Deferred revenue	(10,421)	7,546
Accrued restructuring, reorganization, relocation and severance costs	1,525	(1,786)
Other liabilities	2,590	(723)

Net cash (used by) provided by operating activities	(2,504)	5,371

Cash flows from investing activities:
Decrease in restricted cash	6,029	12,636
Acquisition of property, plant and equipment	(7,547)	(6,109)
Proceeds from disposal of property, plant and equipment	1	4
Purchase of investments in marketable securities	(93,857)	(124,064)
Redemption of investments in marketable securities	88,488	85,050
Other	(270)	(99)

Net cash used by investing activities	(7,156)	(32,582)

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(45,882)	—
Redemption of zero coupon convertible notes	(148,907)	—
Witholding taxes paid on issuance of vested restricted stock units	(970)	(259)
Proceeds from exercise of stock options and employee stock purchases	3,060	36,911

Net cash (used by) provided by financing activities	(192,699)	36,652

Effect of exchange rate changes	6,233	2,493

(Decrease) increase in cash and cash equivalents	(196,126)	11,934

Cash and cash equivalents:
Beginning of period	280,593	110,656

End of period	$84,467	$122,590

Supplemental Cash Flow Information:
Cash paid (refunded) for taxes, net	$462	$(4,879)
Cash paid for interest	4,699	3,242
Inventories transferred to fixed assets	1,699	2,578
Notes payable issued to acquire intangible assets	—	4,014

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and twenty-six weeks ended June 29, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

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

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 9,750,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock. At June 29, 2008, there were 2,907,174 shares available for grant under these plans and 5,882,000 shares of our common stock were reserved for issuance.

Certain information regarding all options outstanding as of June 29, 2008 was as follows:

	Options Outstanding	Options Exercisable
Number	2,458,588	2,217,213
Weighted average exercise price	$23.30	$23.73
Aggregate intrinsic value	$5.7 million	$4.7 million
Weighted average remaining contractual term	3.5 years	3.3 years

Restricted shares and restricted stock units (“RSUs”) outstanding, including awards issued within and outside of the 1995 Plan, totaled 516,238 at June 29, 2008.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cost of sales	$221	$166	$513	$377
Research and development	258	190	492	405
Selling, general and administrative	1,350	1,723	2,859	3,204

	$1,829	$2,079	$3,864	$3,986

As of June 29, 2008, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $15.0 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

4.	AMENDMENT OF 1995 STOCK INCENTIVE PLAN

At our annual meeting, which was held on May 22, 2008, our shareholders approved an amendment to our 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 9,500,000 to 9,750,000.

5.	AMENDMENT OF EMPLOYEE SHARE PURCHASE PLAN

At our annual meeting, which was held on May 22, 2008, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 2,450,000 to 2,700,000.

6.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended June 29, 2008			Thirteen Weeks Ended July 1, 2007
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$4,851	36,499	$0.13	$14,031	35,742	$0.39
Effect of zero coupon convertible subordinated notes	202	4,614	(0.01)	242	5,529	(0.05)
Dilutive effect of 2.875% convertible subordinated notes	—	—	—	939	3,918	(0.01)
Dilutive effect of stock options calculated using the treasury stock method	—	184	—	—	841	(0.01)
Dilutive effect of restricted shares	—	27	—	—	256	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—

Diluted EPS	$5,053	41,509	$0.12	$15,212	46,471	$0.33

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Convertible Debt		3,918			927

	Twenty-Six Weeks Ended June 29, 2008			Twenty-Six Weeks Ended July 1, 2007
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$13,005	36,467	$0.36	$29,088	35,149	$0.83
Effect of zero coupon convertible subordinated notes	444	5,072	(0.04)	484	5,529	(0.10)
Dilutive effect of 2.875% convertible subordinated notes	—	—	—	1,878	3,918	(0.02)
Dilutive effect of stock options calculated using the treasury stock method	—	173	—	—	816	(0.01)
Dilutive effect of restricted shares	—	43	—	—	292	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—

Diluted EPS	$13,449	41,940	$0.32	$31,450	45,889	$0.69

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Convertible Debt		3,918			927

(1)	Amounts may not add due to rounding.

7.	CREDIT FACILITIES AND RESTRICTED CASH

On June 4, 2008, we entered into a multibank credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JP Morgan Chase Bank, N.A., (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. In connection with this loan agreement, we incurred approximately $0.8 million of loan origination fees, which are being amortized over the five-year term of the loan.

The Credit Agreement contains quarterly commitment fees that vary based on borrowings outstanding.

The revolving loans under the Credit Agreement will generally bear interest, at our option, at either (i) the alternate base rate, which is defined as a rate per annum equal to the higher of (A) Agent’s prime rate as announced from time to time and (B) the average rate of the overnight federal funds plus a margin equal to 0.50%, plus a margin equal to between 0.00% and 0.50%, depending on our leverage ratio as of the fiscal quarter most recently ended, or (ii) a floating per annum rate based on LIBOR (based on one, two, three or six-month interest periods) plus a margin equal to between 1.00% and 2.00%, depending on our leverage ratio as of the fiscal quarter most recently ended. A default interest rate shall apply on all obligations during an event of default under the Credit Agreement, at a rate per annum equal to 2.00% above the applicable interest rate. Revolving loans may be borrowed, repaid and reborrowed until June 4, 2013 and voluntarily prepaid at any time without premium or penalty.

The obligations under the Credit Agreement are guaranteed by our present and future material domestic subsidiaries. In addition, obligations outstanding under the Credit Agreement are secured by substantially all of our assets and the assets of our material domestic subsidiaries.

The Credit Agreement contains customary covenants for a credit facility of this size and type, that include, among others, covenants that limit our ability to incur indebtedness, create liens, merge or consolidate, dispose of assets, make investments, enter into swap agreements, pay dividends or make distributions, enter into transactions with affiliates, enter into restrictive agreements and enter into sale and leaseback transactions. The Credit Agreement provides for financial covenants that require us to maintain a minimum interest coverage ratio and minimum liquidity, and limit the maximum leverage that we can maintain at any one time.

The Credit Agreement contains customary events of default for a credit facility of this size and type that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, bankruptcy and insolvency defaults, material judgments defaults, defaults for the occurrence of certain ERISA events and change of control defaults. The occurrence of an event of default could result in an acceleration of the obligations under the Credit Agreement.

As of June 29, 2008, there were no revolving loans or letters of credit outstanding under the Credit Agreement and we were in compliance with all covenants and we were not in default under the Credit Agreement.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of June 29, 2008.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At June 29, 2008, we had $43.4 million of these guarantees and letters of credit outstanding, of which approximately $42.6 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

Inventories consisted of the following (in thousands):

	June 29, 2008	December 31, 2007
Raw materials and assembled parts	$51,727	$48,732
Service inventories, estimated current requirements	19,460	18,358
Work-in-process	61,083	51,438
Finished goods	25,493	20,234

Total inventories	$157,763	$138,762

Non-current inventories	$44,386	$42,168

Non-service inventory valuation adjustments totaled $0.1 million and $0.5 million, respectively, during the thirteen and twenty-six week periods ended June 29, 2008 and totaled $0.4 million and $0.7 million, respectively, during the thirteen and twenty-six week periods ended July 1, 2007. Service inventory valuation adjustments totaled $1.5 million and $2.2 million, respectively, during the thirteen and twenty-six week periods ended June 29, 2008 and $1.0 million and $2.0 million, respectively, during the comparable periods of 2007.

9.	GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007
Balance, beginning of period	$40,864	$40,900
Adjustments to goodwill	(25)	(9)

Balance, end of period	$40,839	$40,891

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At June 29, 2008 and December 31, 2007, our other intangible assets included purchased technology, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	June 29, 2008	December 31, 2007
Purchased technology	5 to 12 years	$46,590	$46,371
Accumulated amortization		(44,556)	(43,509)

		$2,034	$2,862

Patents, trademarks and other	2 to 15 years	$7,485	$7,167
Accumulated amortization		(3,132)	(2,534)

		4,353	4,633
Note issuance costs	5 to 7 years	3,621	13,891
Accumulated amortization		(1,401)	(10,814)

		2,220	3,077

Total intangible assets included in other long-term assets		$6,573	$7,710

Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007
Purchased technology	$912	$883
Patents, trademarks and other	563	225
Note issuance costs	632	819

	$2,107	$1,927

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2008	$918	$445	$226
2009	692	799	452
2010	424	792	452
2011	—	724	452
2012	—	678	452
Thereafter	—	915	186

	$2,034	$4,353	$2,220

10.	WARRANTY RESERVES

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

The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007
Balance, beginning of period	$6,585	$5,716
Reductions for warranty costs incurred	(6,571)	(6,658)
Warranties issued	7,076	7,904
Translation and changes in estimates	69	(78)

Balance, end of period	$7,159	$6,884

11.	INCOME TAXES

We recorded a tax provision of approximately $1.6 million and $4.1 million, respectively, for the thirteen and twenty-six week periods ended June 29, 2008. The provision consisted primarily of taxes accrued in foreign jurisdictions reduced by a tax benefit arising from valuation allowances released against deferred tax assets utilized to offset income earned in the U.S. We continue to record a valuation allowance against remaining U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Taxes

Deferred tax assets, net of valuation allowances of $39.5 million, as of June 29, 2008 and December 31, 2007 were classified on the balance sheet as follows (in thousands):

	June 29, 2008	December 31, 2007
Deferred tax assets – current	$3,524	$4,788
Deferred tax assets – non-current	3,359	2,641
Other current liabilities	(253)	(385)
Deferred tax liabilities – non-current	(5,161)	(4,479)

Net deferred tax assets	$1,469	$2,565

Unrecognized Tax Benefits

During the thirteen and twenty-six week periods ended June 29, 2008, unrecognized tax benefits increased $0.6 million and $2.2 million, respectively. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation during the periods.

Current and non-current liability components of unrecognized tax benefits at June 29, 2008 and December 31, 2007 were classified on the balance sheet as follows (in thousands):

	June 29 2008	December 31, 2007
Other current liabilities	$345	$332
Other liabilities	17,598	15,415

Unrecognized tax benefits	$17,943	$15,747

During 2007, we requested a bilateral Advance Pricing Agreement (“APA”) between the U.S. and The Netherlands tax authorities under the mutual agreement procedures of the tax treaty. The requested transfer pricing methodologies would result in a total of approximately $41.0 million of additional tax deductions in The Netherlands and $41.0 million of additional taxable income in the U.S. The additional income in the U.S. can be offset by net operating loss carryforwards. As the outcome of the requested APA is not considered more likely than not, we have not recognized the benefit resulting from the use of the net operating loss carryforwards. Due to the uncertainty surrounding the timing of a possible agreement between the taxing authorities, we believe it is reasonably possible that unrecognized tax benefits could decrease in the range of zero to $11.3 million in the next 12 months.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of June 29, 2008:

Jurisdiction	Open Tax Years
U.S.	2004 and forward
The Netherlands	2005 and forward
Czech Republic	2004 and forward

12.	RELATED PARTY AND OTHER ACTIVITY

During the thirteen and twenty-six week periods ended June 29, 2008 and July 1, 2007, we sold products and services to Applied Materials, Inc. and Cascade Microtech, Inc. A director of Applied Materials is a member of our Board of Directors and our Chief Financial Officer is currently on the board of directors of Cascade Microtech, Inc.

Sales to Applied Materials, Inc. and Cascade Microtech, Inc. were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Product sales:
Applied Materials	$271	$193	$503	$590

Total product sales	271	193	503	590

Service and component sales:
Applied Materials	$74	$104	$178	$185
Cascade Microtech	8	6	8	6

Total service and component sales	82	110	186	191

Total sales to related parties	$353	$303	$689	$781

As of June 29, 2008, Applied Materials owed us $115,000 related to its purchases.

In addition, a member of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services. As of June 29, 2008, we owed EasyStreet Online Services $24,000 for services purchased.

13.	INVESTMENT IN IMAGO SCIENTIFIC INSTRUMENTS

In April 2008, we entered into a collaboration agreement with Imago Scientific Instruments (“Imago”) through which we will provide up to $1.0 million in strategic marketing and product road mapping through the first quarter of 2009 in exchange for a minority equity interest in the company. Imago also has the right to require us to purchase up to an additional $3.0 million of its preferred shares. This right terminates at the end of 2008. Additionally, we have the option to purchase a controlling interest in Imago in the second quarter of 2009 for a pre-determined price. There was no significant activity with Imago through June 29, 2008.

14.	CONVERTIBLE NOTES

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

Zero Coupon Convertible Subordinated Notes

On June 13, 2003, we issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes. The interest rate on the notes is zero and the notes will not accrete interest. The notes are due on June 15, 2023 and are first puttable to us at the noteholder’s option (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount.

The noteholders of $148.9 million principal amount put their notes to us on June 15, 2008 at 100.25% of the principal amount. Accordingly, the $148.9 million principal amount, plus $0.4 million of premium, was paid to the noteholders in June 2008. The premium was reflected as additional interest expense in the thirteen and twenty-six week periods ended June 29, 2008. In addition, unamortized debt offering costs, which totaled $0.2 million, were also recognized as additional interest expense in the thirteen and twenty-six week periods ended June 29, 2008.

15.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

In April 2008, we adopted a restructuring plan. During the second quarter of 2008, we incurred $2.3 million of costs related to this plan and we expect to incur approximately $3 to $5 million over the remainder of 2008 and up to $5 million in 2009 related to the implementation of this plan. We expect some portion of these expenses will fall within SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Some of the expenses, however, may not fall within the specific requirements of SFAS No. 146. We are undertaking the restructuring with the aim of improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of a weakened dollar on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the approximate total cost of the restructuring to range from $8.5 million to $12.5 million.

A summary of the anticipated Restructuring expenses is as follows:

Type of Expense	Approximate Range of Expected Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$4 million - $5.5 million	$2.2 million Incurred. Remainder in third and fourth quarters of 2008

Transfer of manufacturing and other activities	$2.5 million - $4 million	$0.1 million incurred. Remainder in second half of 2008 and first half of 2009.

Shift of supply chain	$2 million - $3 million	Third and fourth quarters of 2008.

The following table summarizes the charges, expenditures and write-offs and adjustments in the twenty-six week period ended June 29, 2008 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Twenty-Six Weeks Ended June 29, 2008	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$2,254	$(536)	$9	$1,727
Transfer of manufacturing and related activities and shift of supply chain	—	17	(17)	—	—
Abandoned leases, leasehold improvements and facilities	580	—	(194)	36	422

	$580	$2,271	$(747)	$45	$2,149

The accrual for abandoned leases is related to buildings we exited as part of our 2005 restructuring activities and is net of estimated sublease payments to be received and will be paid over the respective lease terms.

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

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $48.2 million at June 29, 2008. These commitments expire at various times through the first quarter of 2009.

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended June 29, 2008	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$37,729	$62,493	$19,536	$34,281	$—	$154,039
Gross profit	19,088	22,765	7,521	9,246	—	58,620

Thirteen Weeks Ended July 1, 2007
Sales to external customers	$61,068	$45,924	$10,164	$31,399	$—	$148,555
Gross profit	31,810	18,219	3,987	7,741	—	61,757

Twenty-Six Weeks Ended June 29, 2008
Sales to external customers	$84,250	$123,590	$29,132	$68,713	$—	$305,685
Gross profit	39,335	49,584	10,686	18,240	—	117,845

Twenty-Six Weeks Ended July 1, 2007
Sales to external customers	$117,603	$95,162	$20,820	$62,929	$—	$296,514
Gross profit	61,609	38,154	8,519	17,218	—	125,500

June 29, 2008
Total assets	$106,212	$155,870	$47,178	$147,584	$395,313	$852,157

December 31, 2007
Total assets	$88,142	$150,857	$41,405	$137,570	$590,035	$1,008,009

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

No customer represented 10% or more of our total sales in the thirteen or twenty-six week periods ended June 29, 2008 or July 1, 2007.

18.	AUCTION RATE SECURITIES AND LIQUIDITY

At June 29, 2008, we held $103.9 million in auction rate securities (“ARS”) which are included on our balance sheet at fair value as non-current investments in marketable securities. The par value of these securities was $110.1 million at June 29, 2008. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction.

All of the ARS held by us carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the U.S. Department of Education (“USDE”).

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that we may be required to hold the securities until liquidity is restored to the credit markets or the securities are redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities. In connection with the failed auctions and the reclassification, we recorded a temporary impairment (reversal of impairment) related to the fair market value of these securities during the thirteen and twenty-six week periods ended June 29, 2008, respectively, totaling $(0.4) million and $6.2 million, which was included as a component of other comprehensive income.

We arrived at this impairment through a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a five to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at June 29, 2008.

We believe the impairment to be a temporary impairment as we have ample cash resources and available credit lines to meet our needs for the foreseeable future and we do not intend to sell the ARS until liquidity is restored in the markets. However, there is no guarantee that these securities will become liquid in the short-term, or at all.

19.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position, results of operations or cash flows.

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities subject to fair value measurements and their placement within the fair value hierarchy.

The levels of the fair value hierarchy are as follows:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities pursuant to SFAS No. 157 (in thousands):

	Level 1	Level 2	Level 3
Auction Rate marketable securities	$—	$—	$103,918
Available for sale marketable securities	—	59,777	—
Derivative contracts	4,701	—	—

	$4,701	$59,777	$103,918

A roll-forward of our Level 3 securities was as follows:

Auction Rate Securities
Balance, December 31, 2007	$—
Fair value transferred in from Level 1 securities	110,125
Temporary impairment charge reflected as a component of other comprehensive income	(6,588)

Balance, March 30, 2008	103,537
Reversal of impairment charge reflected as a component of other comprehensive income	381

Balance, June 29, 2008	$103,918

20.	HEDGE TERMINATIONS

In the first quarter of fiscal 2008, we terminated $44.5 million of outstanding forward extra cash flow hedges that were expiring after the first quarter of 2008. We recorded the $3.4 million realized gain from settlement of these contracts in other comprehensive income. These cash flow hedge gains will be reclassified to cost of goods sold in the period that the underlying hedged transaction affects net income which is expected to occur in 2008. In the second quarter of 2008, we recognized $2.4 million of these gains in cost of sales.

21.	NEW ACCOUNTING PRONOUNCEMENTS

FSP No. APB 14-1

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 12, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, this FSP will be retrospectively applied to our $150 million principal amount of zero coupon subordinated convertible notes and we are currently evaluating the effects on our financial position, results of operations and cash flows.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to

AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position, results of operations or cash flows.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We are currently analyzing the effects of the adoption of SFAS No. 161 on our financial position, results of operations or cash flows.

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. While we are still analyzing the effects of applying SFAS Nos. 141R and 160, we believe that the adoption of SFAS Nos. 141R and 160 will not have a material effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, tax rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the cost, timing and impact on operations of the Restructuring; factors that may affect our 2008 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from Auction Rate Securities we hold; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

The Electronics market consists of customers in the semiconductor, data storage and related industries such as printers and microelectromechanical systems (“MEMs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 65 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, our products offer 3D metrology for thin film head processing and root cause failure analysis. Factors affecting our business include the transition from longitudinal to perpendicular recording heads, rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures.

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

Overview

Net sales increased to $154.0 million in the second quarter of 2008 compared to $151.6 million in the first quarter of 2008 and $148.6 million in the second quarter of 2007. Compared to the first quarter of 2008, sales for Life Sciences and Research and Industry increased, while sales for our Electronics market declined due, in part, to the reduction in semiconductor capital spending. Compared to the second quarter of 2007, sales for Research and Industry, Service and Components and Life Sciences increased, offset by decreased sales for Electronics.

At June 29, 2008, our total backlog was $296.0 million, which consisted of product and service and components backlog of unfilled orders of $231.2 million and $64.8 million, respectively, compared to $256.1 million and $54.7 million, respectively, at December 31, 2007. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds.

Of our total backlog at June 29, 2008, approximately 85% to 90% is expected to be shippable within 12 months and approximately 10% - 15% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. For this reason, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2008

Research and Industry bookings rebounded from the relatively weak first quarter of 2008, and we expect this segment’s revenue to grow for the full year as governments, institutions and corporations globally continue to invest in nanotechnology research and product development. While a portion of our Research and Industry business could be affected somewhat by a recession in the U.S., we believe the global reach of our products and the multi-year budget cycles of many of our customers will be sufficient to provide growth in 2008. We also expect continued growth in our Life Sciences business in 2008, although it will vary from quarter to quarter. This is an emerging, research-oriented market, and we expect our revenue to be positively affected by the introduction of the Titan Krios TEM in early 2008. We experienced a significant slow down in bookings in our Electronics business in the second half of 2007, mainly due to a cyclical slow down in the semiconductor capital equipment industry. That weakness persisted in the first half of 2008. We believe we have the potential to record higher bookings in the second half of 2008 than in the first half of 2008 and show better performance than the semiconductor capital equipment industry as a whole, because of increased demand for higher-resolution images as manufacturers move to smaller line widths and new processes, among other factors. Demand for service of our products is expected to continue to grow modestly as our installed base of products grows.

We believe we hold leadership positions, both technologically and in the markets in which we compete, with our TEM and DualBeam products. While some competitors introduced new products in these areas in 2007, we expect to maintain our leadership in 2008. In the SEM product line, we have introduced an important new product that, we believe, establishes technology leadership in this product line as well. We believe this will improve our competitive position and will have a positive impact on bookings and revenue in 2008 and 2009.

Our gross margins declined in the second quarter of 2008. While our goal is to reverse that trend in the second half of 2008, we face a number of challenges. Factors that may contribute to increased margins include the introduction of new products and planned operational improvements in our supply chain, manufacturing operations and service organization. However, product mix and a weaker U.S. dollar will likely constrain margin growth at least through the third quarter of 2008. The product mix pressure includes the decline in the relative size of our higher-margin Electronics business, as well as the sale of relatively fewer DualBeam products within Electronics. The weaker U.S. dollar adversely affects us because our euro-denominated expenses are greater than our euro-denominated revenue. The exchange rate between the U.S. dollar and the Euro was relatively stable in the second quarter of 2008, but the U.S. dollar had weakened in 2007 and in the first quarter of 2008 as compared to the Euro. Our cash flow hedging program can delay or mitigate the effect of the weaker U.S. dollar, but it cannot counteract the multi-year trend we have seen in recent years. We have programs in place and in process to offset these negative forces on our margins, including new product introductions and better operational balance between euro expenses and euro revenues, but they are likely to offset only part of the impact of the downward mix and currency fluctuations on margins in 2008.

Growth in research and development and marketing spending is also negatively affected by the stronger euro, as well as increases in personnel, because a large percentage of our research and development operations are located in Europe. Total employment was down approximately 3% in the first quarter of 2008. While we do plan to selectively add to critical positions during 2008, we expect total employment to be relatively stable for the remainder of the year. Overall operating spending is expected to grow in 2008 compared with 2007, largely because of the weakness in the dollar compared to the euro, and increased sales and marketing and research and development expenses.

Non-operating income is expected to decline in 2008 due to lower market interest rates and the repayment of part of our outstanding debt. Our annual tax rate is expected to be approximately 25% for 2008.

With limited revenue growth and margin pressure, due in part to the weaker dollar and lower non-operating income, earnings could be lower in future quarters compared to the second quarter of 2008.

Given these economic trends, in April 2008, we adopted a restructuring plan that we expect will cause us to incur restructuring expenses during the remainder of 2008 and into 2009 (the “Restructuring”). We are undertaking the Restructuring with the aim of improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our exposure is in dollar or dollar-linked currencies. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of a weakened dollar on our cost of goods sold. We currently expect the approximate total cost of the Restructuring to range from $8.5 million to $12.5 million, all of which will be paid in cash. During the second quarter of 2008, the principal actions under the Restructuring were employee terminations, mainly in Europe and the U.S. During the second quarter of 2008, we incurred severance expense of approximately $2.3 million. We expect to incur additional severance expense of approximately $1.7 million to $2.2 million throughout the remainder of 2008. We also commenced manufacturing transfer and movement of our supply chain and expect that these activities will continue through the second quarter of 2009.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first two quarters of 2008, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) June 29, 2008		Thirteen Weeks Ended(1) July 1, 2007
Net sales	$154,039	100.0%	$148,555	100.0%
Cost of sales	95,419	61.9	86,798	58.4

Gross profit	58,620	38.1	61,757	41.6
Research and development	18,496	12.0	15,978	10.8
Selling, general and administrative	32,460	21.1	30,172	20.3
Amortization of purchased technology	459	0.3	443	0.3
Restructuring, reorganization, relocation and severance costs	2,271	1.5	168	0.1

Operating income	4,934	3.2	14,996	10.1
Other income, net	1,495	1.0	3,130	2.1

Income from continuing operations before income taxes	6,429	4.2	18,126	12.2
Income tax expense	1,578	1.0	4,095	2.8

Income from continuing operations	4,851	3.1	14,031	9.4
Income from discontinued operations, net of tax	—	—	—	—

Net income	$4,851	3.1%	$14,031	9.4%

	Twenty-Six Weeks Ended(1) June 29, 2008		Twenty-Six Weeks Ended(1) July 1, 2007
Net sales	$305,685	100.0%	$296,514	100.0%
Cost of sales	187,840	61.4	171,014	57.7

Gross profit	117,845	38.6	125,500	42.3
Research and development	36,303	11.9	31,469	10.6
Selling, general and administrative	64,619	21.1	59,746	20.1
Amortization of purchased technology	912	0.3	883	0.3
Restructuring, reorganization, relocation and severance costs	2,271	0.7	(404)	(0.1)

Operating income	13,740	4.5	33,806	11.4
Other income, net	3,396	1.1	4,327	1.5

Income from continuing operations before income taxes	17,136	5.6	38,133	12.9
Income tax expense	4,131	1.4	9,172	3.1

Income (loss) from continuing operations	13,005	4.3	28,961	9.8
Income from discontinued operations, net of tax	—	—	127	—

Net income (loss)	$13,005	4.3%	$29,088	9.8%

(1)	Percentages may not add due to rounding.

Net sales increased $5.4 million, or 3.7%, to $154.0 million, in the thirteen weeks ended June 29, 2008 (the second quarter of 2008) compared to $148.6 million in the thirteen weeks ended July 1, 2007 (the second quarter of 2007). Net sales increased $9.2 million, or 3.1%, to $305.7 million in the twenty-six week period ended June 29, 2008 compared to $296.5 million in the twenty-six week period ended July 1, 2007. These increases reflect increases in our Research and Industry, Life Sciences and Service and Components segments, partially offset by decreases in our Electronics segment, as described more fully below.

Exchange rate fluctuations increased net sales by approximately $11.3 million and $21.8 million, respectively, during the thirteen and twenty-six week periods ended June 29, 2008 as approximately 65% and 68%, respectively, of our net sales were denominated in foreign currencies that strengthened against the U.S. dollar during the periods.

Net Sales by Market Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	June 29, 2008		July 1, 2007
Electronics	$37,729	24.5%	$61,068	41.1%
Research and Industry	62,493	40.6%	45,924	30.9%
Life Sciences	19,536	12.7%	10,164	6.9%
Service and Components	34,281	22.2%	31,399	21.1%

	$154,039	100.0%	$148,555	100.0%

	Twenty-Six Weeks Ended
	June 29, 2008		July 1, 2007
Electronics	$84,250	27.6%	$117,603	39.7%
Research and Industry	123,590	40.4%	95,162	32.1%
Life Sciences	29,132	9.5%	20,820	7.0%
Service and Components	68,713	22.5%	62,929	21.2%

	$305,685	100.0%	$296,514	100.0%

Electronics

The $23.3 million, or 38.2%, decrease and the $33.4 million, or 28.4%, decrease, respectively, in Electronics sales in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were primarily due to global softness for semiconductor capital spending. The softness in the semiconductor industry resulted in fewer large wafer-level DualBeam and high-end TEM shipments.

Research and Industry

The $16.6 million, or 36.1%, increase and the $28.4 million, or 29.9%, increase, respectively, in Research and Industry sales in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were due primarily to the filling of backlog from previous quarters in the first quarter of 2008 and included increased shipments of our high-end TEM products.

Life Sciences

The $9.4 million, or 92.2%, increase and the $8.3 million, or 39.9%, increase, respectively, in Life Sciences sales in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were due primarily to the timing of orders and shipments, with an increase in shipments of high-end TEMs. We built backlog in the past several quarters and have several high-end TEMs scheduled to be built and delivered to Life Sciences customers over the next several quarters.

Service and Components

The $2.9 million, or 9.2%, increase and the $5.8 million, or 9.2%, increase, respectively, in Service and Components sales in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were due primarily to a higher volume of service contracts as our installed base continues to grow. Component sales include sales of individual components as well as equipment refurbishment.

Net Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
North America	$54,218	35.2%	$59,127	39.8%	$98,306	32.1%	$120,784	40.7%
Europe	62,330	40.5%	52,693	35.5%	123,146	40.3%	92,721	31.3%
Asia-Pacific Region	37,491	24.3%	36,735	24.7%	84,233	27.6%	83,009	28.0%

	$154,039	100.0%	$148,555	100.0%	$305,685	100.0%	$296,514	100.0%

North America

The $4.9 million, or 8.3%, decrease and the $22.5 million, or 18.6%, decrease, respectively, in sales to North America in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were primarily due to the decline in our Electronics market sales, which was related to the general slow-down in semiconductor capital spending.

Europe

The $9.6 million, or 18.3%, increase and the $30.4 million, or 32.8%, increase, respectively, in sales to Europe in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were primarily due to strong sales of our high-end research tools, especially our TEMs.

Asia-Pacific Region

The $0.8 million, or 2.1%, increase and the $1.2 million, or 1.5%, increase, respectively, in sales to the Asia-Pacific region in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were primarily due to an increase in sales in Japan, primarily for our TEMs sold to semiconductor customers, partially offset by declines in our Electronics markets in Southeast Asia.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Electronics	50.6%	52.1%	46.7%	52.4%
Research and Industry	36.4%	39.7%	40.1%	40.1%
Life Sciences	38.5%	39.2%	36.7%	40.9%
Service and Components	27.0%	24.7%	26.6%	27.4%
Overall	38.1%	41.6%	38.6%	42.3%

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

Cost of sales increased $8.6 million, or 9.9%, to $95.4 million in the thirteen week period ended June 29, 2008 compared to $86.8 million in the thirteen week period ended July 1, 2007 and increased $16.8 million, or 9.8%, to $187.8 million in the twenty-six week period ended June 29, 2008 compared to $171.0 million in the twenty-six week period ended July 1, 2007. These increases were primarily due to increased sales and the impact of higher costs of products produced in Europe due to the stronger Euro and a shift to more higher-cost TEMs and SEMs shipped in the current periods compared to the prior periods.

Electronics

The decreases in Electronics gross margins in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were due primarily to the negative impact of the strengthening of the Euro and Czech Krona on our costs of products produced in Europe and a shift in product mix to fewer semiconductor-related high-end TEM and wafer-level DualBeam tools for the data storage market.

Research and Industry

The decrease in Research and Industry gross margin in the thirteen week period ended June 29, 2008 compared to the same period of 2007 was primarily due to the negative impact of the strengthening of the Euro and Czech Krona on our costs of products produced in Europe. These factors were partially offset by a shift in product mix to higher-end TEM tools in the twenty-six week period ended June 29, 2008 compared to the same period of 2007.

Life Sciences

The decreases in the Life Sciences gross margins in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were primarily due to the negative impact of the strengthening of the Euro and Czech Krona on our costs of products produced in Europe.

Service and Components

The increase in the Service and Components gross margin in the thirteen week period ended June 29, 2008 compared to the same period of 2007 was primarily due to improvements in parts usage, partially offset by an increase in labor costs in Europe as we realigned our European operations to service higher-end units in the twenty-six week period ended June 29, 2008 compared to the same period of 2007. In addition, a shift in the mix to more Research and Industry and less Electronics negatively affected our Service and Components gross margin. The Electronics business typically has higher margins due to the complexity of the tools.

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

R&D costs increased $2.5 million to $18.5 million (12.0% of net sales) in the thirteen week period ended June 29, 2008 compared to $16.0 million (10.8% of net sales) in the thirteen week period ended July 1, 2007 and increased $4.8 million to $36.3 million (11.9% of net sales) in the twenty-six week period ended June 29, 2008 compared to $31.5 million (10.6% of net sales) in the twenty-six week period ended July 1, 2007.

R&D costs are reported net of subsidies as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Gross spending	$19,507	$16,935	$38,086	$33,353
Less subsidies	(1,011)	(957)	(1,783)	(1,884)

Net expense	$18,496	$15,978	$36,303	$31,469

The increases in R&D costs in the thirteen and twenty-six week periods ended June 29, 2008 compared to the same periods of 2007 were due to a $1.5 million and a $3.7 million increase, respectively, in labor and related costs as a result of increased headcount, as well as the currency impact of the weakening dollar.

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

SG&A costs increased $2.3 million to $32.5 million (21.1% of net sales) in the thirteen week period ended June 29, 2008 compared to $30.2 million (20.3% of net sales) in the thirteen week period ended July 1, 2007 and increased $4.9 million to $64.6 million (21.1% of net sales) in the twenty-six week period ended June 29, 2008 compared to $59.7 million (20.1% of net sales) in the twenty-six week period ended July 1, 2007.

The increases in SG&A costs were due primarily to a $2.0 million and a $3.5 million increase, respectively, in overall labor and related costs as a result of increased headcount and a corresponding $0.6 million and $1.0 million increase, respectively, in sales force travel expenses. These increases were partially offset decreases in consulting and IT costs.

Amortization of Purchased Technology

Amortization of purchased technology was $0.5 million and $0.9 million, respectively, in the thirteen and twenty-six week periods ended June 29, 2008 compared to $0.4 million and $0.9 million, respectively, in the comparable periods of 2007. Our purchased technology balance at June 29, 2008 was $2.0 million and current amortization of purchased technology is approximately $0.5 million per quarter, which could increase if we acquire additional technology.

Restructuring, Reorganization, Relocation and Severance

The $2.3 million restructuring, reorganization, relocation and severance expense in the thirteen and twenty-six week periods ended June 29, 2008 related to our April 2008 restructuring plan. We expect to incur approximately an additional $3 to $5 million related to the implementation of this plan over the remainder of 2008 and up to $5 million in 2009. We expect some portion of these expenses will fall within SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Some of the expenses, however, may not fall within the specific requirements of SFAS No. 146. We are undertaking the restructuring with the aim of improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of a weakened dollar on our cost of goods sold.

The $0.2 million expense and the net $0.4 million expense reversal, respectively, of restructuring, reorganization, relocation and severance costs in the thirteen and twenty-six week periods ended July 1, 2007 related to changes in estimates related to our ability to sublease certain facilities we are no longer utilizing.

For additional information related to our April 2008 restructuring plan and information regarding the related accrued liability, see Note 15 of Condensed Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $4.1 million and $9.1 million in the thirteen and twenty-six week periods ended June 29, 2008, respectively, compared to $5.7 million and $10.0 million, respectively, in the comparable periods of 2007. These decreases were primarily due to decreases in our invested balances, due to $45.9 million of payments in the first quarter of fiscal 2008 to repay the remaining balance on our 5.5% convertible notes and $149.3 million of payments, including premiums, in the second quarter of fiscal 2008 to repay $148.9 million of principal on our $150.0 million zero coupon convertible notes.

Interest expense for both the 2008 and 2007 periods included interest expense related to our $115.0 million principal amount of 2.875% convertible notes. Interest expense in the 2007 periods also included interest related to our 5.5% convertible notes issued in August 2001, which were repaid in full in January 2008. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in the twenty-six week period ended June 29, 2008 included $0.2 million of premiums and commissions paid on the repurchase of the remaining $45.9 million of our 5.5% convertible notes as well as the write-off of $0.1 million of related deferred note issuance costs and $0.4 million of premiums and commissions paid on the repurchase of $148.9 million principal amount of our $150 million zero coupon convertible notes as well as the write-off of $0.2 million of related deferred note issuance costs.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.1 million per quarter through the second quarter of 2013.

Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Our effective income tax rate in the thirteen and twenty-six week periods ended June 29, 2008 was 24.5% and 24.1%, respectively, and reflected taxes on foreign earnings, offset by valuation allowance released against deferred tax assets utilized to offset income earned in the U.S.

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

Discontinued Operations

Income from discontinued operations, net of tax of $127,000 in the twenty-six week period ended July 1, 2007 represented additional gain related to the disposal of the assets and operations of Knights Technology, which was a consolidated subsidiary, in the fourth quarter of 2006.

Liquidity and Capital Resources

Our sources of liquidity and capital resources as of June 29, 2008 consisted of $148.7 million of cash, cash equivalents, short-term restricted cash and short-term investments, $118.9 million in non-current investments, $23.2 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

At June 29, 2008, we held $103.9 million in ARS which are included on our balance sheet at fair value as non-current investments in marketable securities. The par value of these securities was $110.1 million at June 29, 2008. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction.

All of the ARS held by us carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the USDE.

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that we may be required to hold the securities until liquidity is restored to the credit markets or the securities are redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities. In connection with the failed auctions and the reclassification, we recorded a temporary impairment (reversal of impairment) related to the fair market value of these securities totaling $(0.4) million and $6.2 million, respectively, which was included as a component of other comprehensive income during the thirteen and twenty-six week periods ended June 29, 2008.

We arrived at this impairment through a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a five to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at June 29, 2008.

We believe the impairment to be a temporary impairment as we have ample cash resources to meet our needs for the foreseeable future and we do not intend to sell the ARS until liquidity is restored to the markets. However, there is no guarantee that these securities will become liquid in the short-term, or at all.

We believe that we have sufficient cash resources and available credit lines, even if the auction rate securities (“ARS”) we hold remain illiquid, as described below, to meet our expected operational and capital needs for at least the next twelve months from June 29, 2008.

In the twenty-six week period ended June 29, 2008, cash and cash equivalents and short-term restricted cash decreased $197.7 million to $103.9 million as of June 29, 2008 from $301.6 million as of December 31, 2007 primarily as a result of $2.5 million used by operations, the net purchase of $5.4 million of marketable securities, $45.9 million used for the repayment in full of our 5.5% convertible notes, $149.3 million used for the repayment of a majority of the principal amount of our $150.0 million zero coupon subordinated convertible notes, including premiums, and $7.5 million used for the purchase of property, plant and equipment. These factors were partially offset by $3.1 million of proceeds from the exercise of employee stock options and a $6.2 million favorable effect of exchange rate changes.

Accounts receivable increased $15.9 million to $173.0 million as of June 29, 2008 from $157.1 million as of December 31, 2007, primarily due to increased sales in the second quarter of 2008 compared with the fourth quarter of 2007, as well as the timing of shipments. The June 29, 2008 balance also included a $6.3 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 102 days at June 29, 2008 compared to 95 days at December 31, 2007.

Inventories increased $19.0 million to $157.8 million as of June 29, 2008 compared to $138.8 million as of December 31, 2007. The increase primarily was due to the purchasing of raw materials and building of systems as sales continue to increase, as well as an increase related to currency movements of approximately $12.8 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.4 times for the quarter ended June 29, 2008 and 3.0 times for the quarter ended July 1, 2007.

Expenditures for property, plant and equipment of $7.5 million in the first two quarters of 2008 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2008 to be approximately $25 to $30 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Accounts payable increased $4.8 million to $36.0 million as of June 29, 2008 compared to $31.2 million as of December 31, 2007. The increase resulted primarily from increased inventory purchases to support our increased sales.

Accrued payroll liabilities decreased $7.3 million to $18.8 million as of June 29, 2008 compared to $26.1 million as of December 31, 2007. The decrease resulted primarily from accrued profit sharing and variable compensation programs for management personnel accrued at December 31, 2007 being paid in the first quarter of 2008.

Other liabilities increased $9.5 million to $48.2 million as of June 29, 2008 compared to $38.7 million as of December 31, 2007. The increase resulted primarily from a $5.2 million increase in deferred maintenance revenue as a result of more contracts in France and Germany, offset by amortization on existing contracts, and a $2.2 million increase in our non-current tax liability as a result of additional unrecognized tax benefits recorded during the period.

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of June 29, 2008.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At June 29, 2008, we had $43.4 million of these guarantees and letters of credit outstanding, of which approximately $42.6 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

New Accounting Pronouncements

See Note 21 of Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. For example, during the first half of 2008, our net sales contained a smaller portion of sales from our relatively higher margin products within the Electronics segment, which contributed to a decrease in our overall gross margins in the first two quarters of 2008 compared to the first two quarters of 2007.

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

We have announced a restructuring for 2008 that will involve estimated cash charges ranging from $8.5 million to $12.5 million over approximately the next four quarters. The plan includes relocating part of our supply chain and relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures. In addition, we will be severing some employees and aiming to lower operating expenses. The expense of the restructuring will adversely affect our financial performance for 2008. Moreover, the cash charges for the 2008 restructuring is only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

Restructuring could adversely affect our business, financial condition and results of operations in other respects as well. This includes potential disruption of manufacturing operations, our supply chain and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Loss of sales, service and engineering talent, in particular, could damage our business. The restructuring will require substantial management time and attention and may divert management from other important work. Moreover, we could encounter delays in executing our plans, which could cause further disruption and additional unanticipated expense. Some of our employees work in areas, such as Europe and Asia, where workforce reductions are highly regulated, and this could slow the implementation of planned workforce reductions.

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

A portion of our manufacturing operations are going to be relocated between existing facilities or outsourced to third-parties, which will involve significant costs and the risk of operational interruption.

In the second quarter of 2008, we began implementing a plan to shift manufacturing for certain products to other Company factories and third parties in Asia and the U.S. Moving product manufacturing includes, among others, the following risks:

•	failing to transfer product knowledge from one site to another or to a third party;

•	unanticipated additional costs connected to such moves;

•	delay or failure in being able to build the transferred product at the new site;

•	unanticipated additional labor and materials costs related to such moves;

•	logistical issues arising from the moves; and

•	potential vendor problems.

Any of these factors could cause us to miss product orders, cause a decline in product quality and completeness, damage our reputation, increase costs of goods sold or decrease revenue and gross margins.

We are substantially leveraged, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

We have significant indebtedness. As of June 29, 2008, we had total convertible long-term debt of $115.0 million due in 2013. In January 2008, we repaid $45.9 million of indebtedness and in June 2008 repaid $148.9 million principal amount of our $150.0 million zero coupon convertible subordinated notes that were put to us in June 2008. In June 2008, we obtained a new secured credit line for $100 million. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	Our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be diluted if holders of all or a portion of our 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,918,395 shares of our common stock. These shares were included in our diluted share count for the thirteen and twenty-six week period ended July 1, 2007, but not in the thirteen or twenty-six week periods ended June 29, 2008, because they were antidilutive; and

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

At June 29, 2008, we held $103.9 million in auction rate securities (“ARS”), which have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that we may be required to hold the securities until liquidity is restored to the credit markets or the securities are redeemed or mature. During the first six months of 2008, we recorded a net temporary impairment related to the fair market value of these securities totaling $6.2 million, which was recorded as a component of other comprehensive loss and did not affect our results of operations during the period. If this impairment, or any future impairment related to the ARS, is determined to be other than temporary, we will be required to reflect such impairment in our statement of operations, which could adversely affect our results of operations. In addition, our inability to dispose of our ARS could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational or strategic transactions or to incur additional indebtedness.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 68% and 61%, respectively, of our revenues in the twenty-six week period ended June 29, 2008 and the year ended December 31, 2007 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the twenty-six weeks ended June 29, 2008 and the year ended December 31, 2007, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluations, we did not record any charges for hedge dedesignations or ineffectiveness in the twenty-six weeks ended June 29, 2008 or the year ended December 31, 2007. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

We also enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $1.9 million in the twenty-six weeks ended June 29, 2008 and $3.1 million in all of 2007.

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

Our sales contracts often require delivery of multiple elements with complex terms and conditions that may cause our quarterly results to fluctuate.

Our system sales contracts are complex and often include multiple elements such as delivery of more than one system, installation obligations (sometimes for multiple tools), accessories and/or service contracts, as well as provisions for customer acceptance. Typically, we recognize revenue as the various elements are delivered to the customer or the related services are provided. However, certain of these contracts have complex terms and conditions or technical specifications that require us to deliver most, or sometimes all, elements under the contract before revenue can be recognized. This could result in a significant delay between production and delivery of products and when revenue is recognized, which may cause volatility in, or adversely impact, our quarterly results of operations and cash flows.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Twenty-Six Weeks Ended
	June 29, 2008		July 1, 2007
Electronics	$84,250	27.6%	$117,603	39.7%
Research and Industry	123,590	40.4%	95,162	32.1%
Life Sciences	29,132	9.5%	20,820	7.0%
Service and Components	68,713	22.5%	62,929	21.2%

	$305,685	100.0%	$296,514	100.0%

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 68% and 61%, respectively, of our sales from foreign countries in the twenty-six week period ended June 29, 2008 and the year ended December 31, 2007. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

Infringement of our proprietary rights could result in weakened capacity to compete for sales and increased litigation costs, both of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which would impact our financial position.

As a corporation with operations both in the U.S. and abroad, we are subject to income taxes in both the U.S. and various foreign jurisdictions. Our effective tax rate is subject to significant fluctuation from one period to the next as the income tax rates for each year are a function of the following factors, among others:

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

Item 4.	Submission of Matters to a Vote of Security Holders

The following actions were taken at our annual meeting of shareholders, which was held on May 22, 2008:

1.	The shareholders elected the ten nominees for director to our Board of Directors. The ten directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld
Michael J. Attardo	34,007,058	108,537
Lawrence A. Bock	33,784,973	330,622
Wilfred J. Corrigan	33,768,068	347,527
Don R. Kania	34,027,119	88,476
Thomas F. Kelly	33,312,273	803,322
William W. Lattin	34,010,373	105,222
Jan C. Lobbezoo	32,074,191	2,041,404
Gerhard H. Parker	33,770,472	345,123
James T. Richardson	33,310,581	805,014
Donald R. VanLuvanee	33,770,069	345,526

2.	The shareholders approved the amendment to the 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 9,500,000 to 9,750,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
26,285,501	2,934,985	587,570	4,307,539

3.	The shareholders approved the amendment to the FEI Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 2,450,000 to 2,700,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
28,906,037	315,306	586,713	4,307,539

4.	The shareholders approved the ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
32,979,008	1,130,180	6,406	—

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on August 17, 2006.(3)

10.1	1995 Stock Incentive Plan, as amended. (4)

10.2	Employee Share Purchase Plan, as amended. (4)

10.3	Credit Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, and each of the Lenders party thereto from time to time. (5)

10.4	Security and Pledge Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent. (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(2)	Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2008.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: August 1, 2008	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)