Form 10-Q
period 2008-09-28
FEI CO
filed 2008-10-31
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

The number of shares of common stock outstanding as of October 28, 2008 was 37,134,220.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 28, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$131,956	$280,593
Short-term investments in marketable securities	41,455	152,041
Short-term restricted cash	17,947	20,984
Receivables, net of allowances for doubtful accounts of $3,110 and $3,819	152,272	157,120
Inventories	149,899	138,762
Deferred tax assets	3,499	4,788
Other current assets	34,331	36,273

Total Current Assets	531,359	790,561
Non-current investments in marketable securities	101,287	12,758
Long-term restricted cash	21,383	24,621
Property, plant and equipment, net of accumulated depreciation of $86,570 and $78,083	76,690	74,700
Purchased technology, net of accumulated amortization of $44,852 and $43,509	1,502	2,862
Goodwill	40,866	40,864
Deferred tax assets	2,460	2,641
Non-current inventories	42,274	42,168
Other assets, net	16,857	16,834

Total Assets	$834,678	$1,008,009

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,420	$31,156
Accrued payroll liabilities	20,769	26,833
Accrued warranty reserves	6,485	6,585
Accrued agent commissions	9,414	8,401
Deferred revenue	44,048	60,681
Income taxes payable	3,843	3,106
Accrued restructuring, reorganization, relocation and severance	641	580
Current portion of convertible debt	—	195,882
Other current liabilities	34,748	29,266

Total Current Liabilities	158,368	362,490

Convertible debt	115,000	115,000
Deferred tax liabilities	4,526	4,479
Other liabilities	47,310	38,646

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,126 and 36,405 shares issued and outstanding, no par value	412,800	395,904
Retained earnings	43,351	26,398
Accumulated other comprehensive income	53,323	65,092

Total Shareholders’ Equity	509,474	487,394

Total Liabilities and Shareholders’ Equity	$834,678	$1,008,009

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net Sales:
Products	$106,616	$113,436	$343,085	$346,431
Products - related party	15	129	518	719
Service and components	35,050	32,168	103,577	94,906
Service and components - related party	87	55	273	246

Total net sales	141,768	145,788	447,453	442,302

Cost of Sales:
Products	60,385	61,249	197,752	186,552
Service and components	24,681	23,307	75,154	69,018

Total cost of sales	85,066	84,556	272,906	255,570

Gross Profit	56,702	61,232	174,547	186,732

Operating Expenses:
Research and development	17,168	16,414	53,471	47,883
Selling, general and administrative	31,685	30,915	96,304	90,661
Amortization of purchased technology	455	444	1,367	1,327
Restructuring, reorganization, relocation and severance	1,176	—	3,447	(404)

Total operating expenses	50,484	47,773	154,589	139,467

Operating Income	6,218	13,459	19,958	47,265

Other Income (Expense):
Interest income	2,710	5,902	11,827	15,874
Interest expense	(1,689)	(2,218)	(6,170)	(6,291)
Other, net	(1,612)	(523)	(2,852)	(2,095)

Total other income (expense), net	(591)	3,161	2,805	7,488

Income from continuing operations before income taxes	5,627	16,620	22,763	54,753
Income tax expense	1,679	3,236	5,810	12,408

Income from continuing operations	3,948	13,384	16,953	42,345
Income from discontinued operations, net of tax	—	—	—	127

Net income	$3,948	$13,384	$16,953	$42,472

Basic income per share from continuing operations	$0.11	$0.37	$0.46	$1.19
Basic income per share from discontinued operations	—	—	—	0.01

Basic net income per share	$0.11	$0.37	$0.46	$1.20

Diluted income per share from continuing operations	$0.11	$0.31	$0.44	$0.99
Diluted income per share from discontinued operations	—	—	—	0.01

Diluted net income per share	$0.11	$0.31	$0.44	$1.00

Shares used in per share calculations:
Basic	36,780	36,216	36,571	35,505

Diluted	37,306	46,419	40,415	46,066

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$3,948	$13,384	$16,953	$42,472
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	(19,234)	13,030	3,144	16,936
Change in unrealized loss on available-for-sale securities	(5,505)	162	(11,907)	415
Change in pension liability, net of taxes	—	(6)	(7)	232
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	(1,566)	3,547	3,459	3,390
Reclassification to net income of previously deferred gains related to hedge derivatives instruments, net of taxes	(550)	(1,321)	(6,458)	(2,419)

Comprehensive (loss) income	$(22,907)	$28,796	$5,184	$61,026

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$16,953	$42,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,620	9,892
Amortization	3,183	2,347
Stock-based compensation	5,798	5,160
Loss (gain) on disposal of investments, property, plant and equipment and intangible assets	269	(4)
Write-off of deferred note issuance costs on redemption	226	—
Income taxes receivable (payable), net	4,571	16,581
Deferred income taxes	1,885	(8,982)
Gain on disposal of discontinued operations	—	(127)
(Increase) decrease in:
Receivables	5,559	(24,844)
Inventories	(14,430)	(36,460)
Other assets	(379)	(4,960)
Increase (decrease) in:
Accounts payable	5,770	2,016
Accrued payroll liabilities	(5,527)	4,079
Accrued warranty reserves	(110)	975
Deferred revenue	(17,532)	9,438
Accrued restructuring, reorganization, relocation and severance costs	115	(1,889)
Other liabilities	10,766	1,043

Net cash provided by operating activities	29,737	16,737

Cash flows from investing activities:
Decrease in restricted cash	6,371	5,238
Acquisition of property, plant and equipment	(10,012)	(11,196)
Proceeds from disposal of property, plant and equipment	1	4
Purchase of investments in marketable securities	(93,857)	(181,558)
Redemption of investments in marketable securities	103,766	240,750
Other	(364)	(236)

Net cash provided by investing activities	5,905	53,002

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(45,882)	—
Redemption of zero coupon convertible notes	(148,987)	—
Credit facility fees	(820)	—
Witholding taxes paid on issuance of vested restricted stock units	(1,442)	(1,151)
Proceeds from exercise of stock options and employee stock purchases	11,503	37,281

Net cash (used by) provided by financing activities	(185,628)	36,130

Effect of exchange rate changes	1,349	5,894

(Decrease) increase in cash and cash equivalents	(148,637)	111,763

Cash and cash equivalents:
Beginning of period	280,593	110,656

End of period	$131,956	$222,419

Supplemental Cash Flow Information:
(Refunds received) cash paid for income taxes, net	$842	$(6,939)
Cash paid for interest	5,391	4,854
Notes payable issued to acquire intangible assets	—	4,014
Inventories transferred to fixed assets	5,362	5,499

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2008 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

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

3. STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 9,750,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock. At September 28, 2008, there were 2,579,457 shares available for grant under these plans and 5,414,707 shares of our common stock were reserved for issuance.

Certain information regarding all options outstanding as of September 28, 2008 was as follows:

	Options Outstanding	Options Exercisable
Number	2,036,532	1,874,407
Weighted average exercise price	$23.81	$24.19
Aggregate intrinsic value	$6.5 million	$5.6 million
Weighted average remaining contractual term	3.1 years	2.9 years

Restricted shares and restricted stock units (“RSUs”) outstanding, including awards issued within and outside of the 1995 Plan, totaled 798,718 at September 28, 2008.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of sales	$231	$250	$744	$627
Research and development	282	255	774	660
Selling, general and administrative	1,421	669	4,280	3,873

	$1,934	$1,174	$5,798	$5,160

As of September 28, 2008, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $21.9 million, which will be recognized over the weighted average remaining vesting period of 2.0 years.

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

6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS from continuing operations are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of the shares used for basic EPS and diluted EPS from continuing operations (in thousands, except per share amounts):

	Thirteen Weeks Ended September 28, 2008			Thirteen Weeks Ended September 30, 2007
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$3,948	36,780	$0.11	$13,384	36,216	$0.37
Dilutive effect of zero coupon convertible subordinated notes	1	20	—	242	5,529	(0.04)
Dilutive effect of 2.875% convertible subordinated notes	—	—	—	939	3,918	(0.01)
Dilutive effect of stock options calculated using the treasury stock method	—	266	—	—	503	—
Dilutive effect of restricted shares	—	55	—	—	68	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—

Diluted EPS	$3,949	37,306	$0.11	$14,565	46,419	$0.31

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—			455

Convertible Debt		3,918			927

	Thirty-Nine Weeks Ended September 28, 2008			Thirty-Nine Weeks Ended September 30, 2007
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$16,953	36,571	$0.46	$42,472	35,505	$1.20
Dilutive effect of zero coupon convertible subordinated notes	445	3,388	(0.02)	726	5,529	(0.14)
Dilutive effect of 2.875% convertible subordinated notes		—	—	2,817	3,918	(0.04)
Dilutive effect of stock options calculated using the treasury stock method	—	214	—	—	712	(0.02)
Dilutive effect of restricted shares	—	57	—	—	217	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—

Diluted EPS	$17,398	40,415	$0.44	$46,015	46,066	$1.00

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—			455

Convertible Debt		3,918			927

(1)	Amounts may not add due to rounding.

7. CREDIT FACILITIES AND RESTRICTED CASH

On June 4, 2008, we entered into a multibank credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. In connection with this loan agreement, we incurred approximately $0.8 million of loan origination fees, which are being amortized over the five-year term of the loan.

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

As of September 28, 2008, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of September 28, 2008.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At September 28, 2008, we had $40.1 million of these guarantees and letters of credit outstanding, of which approximately $39.3 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

Inventories consisted of the following (in thousands):

	September 28, 2008	December 31, 2007
Raw materials and assembled parts	$47,892	$48,732
Service inventories, estimated current requirements	18,618	18,358
Work-in-process	56,288	51,438
Finished goods	27,101	20,234

Total inventories	$149,899	$138,762

Non-current inventories	$42,274	$42,168

Non-service inventory valuation adjustments totaled $0.7 million and $1.2 million, respectively, during the thirteen and thirty-nine week periods ended September 28, 2008 and $0.1 million and $0.8 million, respectively, in the comparable periods ended September 30, 2007. Provision for service inventory valuation adjustments totaled $1.2 million and $3.4 million, respectively, during the thirteen and thirty-nine week periods ended September 28, 2008 and $1.1 million and $3.2 million, respectively, during the comparable periods of 2007.

9. GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007
Balance, beginning of period	$40,864	$40,900
Adjustments to goodwill	2	(25)

Balance, end of period	$40,866	$40,875

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

At September 28, 2008 and December 31, 2007, our other intangible assets included purchased technology, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	September 28, 2008	December 31, 2007
Purchased technology	5 to 12 years	$46,354	$46,371
Accumulated amortization		(44,852)	(43,509)

		$1,502	$2,862

Patents, trademarks and other	2 to 15 years	$7,528	$7,167
Accumulated amortization		(3,368)	(2,534)

		4,160	4,633

Note issuance costs	5 to 7 years	3,938	13,891
Accumulated amortization		(1,831)	(10,814)

		2,107	3,077

Total intangible assets included in other long-term assets		$6,267	$7,710

Amortization expense, excluding note issuance cost write-offs, was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007
Purchased technology	$1,367	$1,327
Patents, trademarks and other	838	484
Note issuance costs	786	1,230

	$2,991	$3,041

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2008	$451	$226	$113
2009	658	801	452
2010	393	796	452
2011	—	731	452
2012	—	688	452
Thereafter	—	918	186

	$1,502	$4,160	$2,107

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

The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007
Balance, beginning of period	$6,585	$5,716
Reductions for warranty costs incurred	(9,209)	(10,372)
Warranties issued	9,104	11,531
Translation and other items	5	27

Balance, end of period	$6,485	$6,902

11. INCOME TAXES

We recorded a tax provision of approximately $1.7 million and $5.8 million, respectively, for the thirteen and thirty-nine week periods ended September 28, 2008. The provision consisted primarily of taxes accrued in foreign jurisdictions plus accruals for unrecognized tax benefits and associated interest and penalties. We continue to record a valuation allowance against U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Taxes

Deferred tax assets, net of valuation allowances of $42.4 and $41.9 million as of September 28, 2008 and December 31, 2007, respectively, were classified on the balance sheet as follows (in thousands):

	September 28 2008	December 31, 2007
Deferred tax assets – current	$3,499	$4,788
Deferred tax assets – non-current	2,460	2,641
Other current liabilities	(452)	(385)
Deferred tax liabilities – non-current	(4,526)	(4,479)

Net deferred tax assets	$981	$2,565

Unrecognized Tax Benefits

During the thirteen and thirty-nine week periods ended September 28, 2008, unrecognized tax benefits increased $0.8 million and $3.0 million, respectively. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation during the periods.

Current and non-current liability components of unrecognized tax benefits at September 28, 2008 and December 31, 2007 were classified on the balance sheet as follows (in thousands):

	September 28, 2008	December 31, 2007
Other current liabilities	$351	$332
Other liabilities	18,395	15,415

Unrecognized tax benefits	$18,746	$15,747

During 2007, we requested a bilateral Advance Pricing Agreement (“APA”) between the U.S. and Dutch tax authorities under the mutual agreement procedures of the tax treaty. The requested transfer pricing methodologies would result in a total of approximately $42.4 million of additional tax deductions in The Netherlands and $42.4 million of additional taxable income in the U.S. The additional income in the U.S. can be offset by net operating loss carryforwards. As the outcome of the requested APA is not considered more likely than not, we have not recognized the benefit resulting from the use of the net operating loss carryforwards. Due to the uncertainty surrounding the timing of a possible agreement between the taxing authorities, we believe it is reasonably possible that unrecognized tax benefits could decrease in the range of zero to $11.7 million in the next 12 months.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of September 28, 2008:

Jurisdiction	Open Tax Years
U.S.	2004 and forward
The Netherlands	2005 and forward
Czech Republic	2004 and forward

12. RELATED PARTY AND OTHER ACTIVITY

During the thirteen and thirty-nine week periods ended September 28, 2008 and September 30, 2007, we sold products and services to Applied Materials, Inc. and Cascade Microtech, Inc. A director of Applied Materials is a member of our Board of Directors and our Chief Financial Officer is currently on the board of directors of Cascade Microtech, Inc.

Sales to Applied Materials, Inc. and Cascade Microtech, Inc. were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Product sales:
Applied Materials	$15	$129	$518	$719

Total product sales	$15	$129	$518	$719
Service and component sales:
Applied Materials	79	49	257	234
Cascade Microtech	8	6	16	12

Total service and component sales	87	55	273	246

Total sales to related parties	$102	$184	$791	$965

As of September 28, 2008, Applied Materials owed us $0.1 million related to its purchases.

In addition, a member of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services. As of September 28, 2008, we owed EasyStreet Online Services $7,000 for services purchased.

13. INVESTMENT IN IMAGO SCIENTIFIC INSTRUMENTS

In April 2008, we entered into a collaboration agreement with Imago Scientific Instruments Corporation (“Imago”) through which we will provide up to $1.0 million in strategic marketing and product road mapping through the first quarter of 2009 in exchange for a minority equity interest in the company. Imago also has the right to require us to purchase up to an additional $3.0 million of its preferred shares. This right terminates at the end of 2008. Additionally, we have the option to purchase a controlling interest in Imago in the second quarter of 2009 for a pre-determined price. There was no significant activity with Imago through September 28, 2008.

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

The noteholders of $148.9 million principal amount put their notes to us on June 15, 2008 at 100.25% of the principal amount. Accordingly, the $148.9 million principal amount, plus $0.4 million of premium, was paid to the noteholders in June 2008. The premium was reflected as additional interest expense in the thirty-nine week period ended September 28, 2008. In addition, unamortized debt offering costs, which totaled $0.2 million, were also recognized as additional interest expense in the thirty-nine week period ended September 28, 2008.

We called the remaining $1.1 million of outstanding notes on July 30, 2008. On August 14, $1.0 million of notes were converted to 37,335 shares of our common stock and $0.1 million was paid in cash to redeem the notes.

15. RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

In April 2008, we adopted a restructuring plan. During the thirteen and thirty-nine week periods ended September 28, 2008, we incurred $1.2 million and $3.4 million, respectively, of costs related to this plan and we expect to incur approximately $1.0 to $1.5 million over the remainder of 2008 and up to $5 million in 2009 related to the implementation of this plan. We expect some portion of these expenses will fall within SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Some of the expenses, however, may not fall within the specific requirements of SFAS No. 146. We are undertaking the restructuring with the aim of improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of a weakened dollar on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the approximate total cost of the restructuring to range from $8.5 million to $12.5 million. This range estimate has not changed since the end of our second quarter, which ended June 29, 2008.

A summary of the anticipated restructuring expenses is as follows:

Type of Expense	Approximate Range of Expected Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$4 million - $5.5 million	$2.7 million incurred. Remainder in the fourth quarter of 2008 and first quarter of 2009.
Transfer of manufacturing and other activities	$2.5 million - $4 million	$0.1 million incurred. Remainder in the fourth quarter of 2008 and first half of 2009.
Shift of supply chain	$2 million - $3 million	$0.6 million incurred. Remainder in fourth quarter of 2008 and first half of 2009.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine week period ended September 28, 2008 related to our accrual for restructuring, reorganization, relocation and severance charges (in thousands):

Thirty-Nine Weeks Ended September 28, 2008	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$2,703	$(2,183)	$(98)	$422
Transfer of manufacturing and related activities and shift of supply chain	—	775	(775)	—	—
Abandoned leases, leasehold improvements and facilities	580	(31)	(325)	(5)	219

	$580	$3,447	$(3,283)	$(103)	$641

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

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $46.2 million at September 28, 2008. These commitments expire at various times through the third quarter of 2009.

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended September 28, 2008	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$35,427	$47,763	$23,441	$35,137	$—	$141,768
Gross profit	17,645	19,013	9,588	10,456	—	56,702

Thirteen Weeks Ended September 30, 2007
Sales to external customers	$48,051	$51,590	$13,924	$32,223	$—	$145,788
Gross profit	24,130	21,851	6,335	8,916	—	61,232

Thirty-Nine Weeks Ended September 28, 2008
Sales to external customers	$119,677	$171,353	$52,573	$103,850	$—	$447,453
Gross profit	56,980	68,597	20,274	28,696	—	174,547

Thirty-Nine Weeks Ended September 30, 2007
Sales to external customers	$165,654	$146,752	$34,744	$95,152	$—	$442,302
Gross profit	85,739	60,005	14,854	26,134	—	186,732

September 28, 2008
Total assets	$102,858	$120,330	$52,994	$149,086	$409,410	$834,678

December 31, 2007
Total assets	$88,142	$150,857	$41,405	$137,570	$590,035	$1,008,009

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

No customer represented 10% or more of our total sales in the thirteen or thirty-nine week periods ended September 28, 2008 or September 30, 2007.

18. AUCTION RATE SECURITIES AND LIQUIDITY

At September 28, 2008, we held $98.4 million in auction rate securities (“ARS”) which are included on our balance sheet at fair value as non-current investments in marketable securities. The par value of these securities was $110.1 million at September 28, 2008. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction.

All of the ARS held by us carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the U.S. Department of Education (“USDE”).

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that we may be required to hold the securities until the securities are redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities. In connection with the failed auctions and the reclassification, we recorded a temporary impairment related to the fair market value of these securities during the thirteen and thirty-nine week periods ended September 28, 2008, respectively, totaling $5.5 million and $11.7 million, which was included as a component of other comprehensive income.

We arrived at this impairment through a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at September 28, 2008.

We believe the impairment to be a temporary impairment as we have ample cash resources and available credit lines to meet our needs for the foreseeable future and we do not intend to sell the ARS until the carrying value of these securities is recovered. However, there is no guarantee that the carrying value of these securities will be recovered in the short-term, or at all.

On August 8, 2008, UBS Financial Services Inc. (“UBS”), from whom we had purchased the ARS, announced a settlement with various regulatory authorities, whereby UBS agreed to repurchase ARS of various customers during 2009 and 2010. Under this program, UBS would repurchase our ARS at par in June 2010. However, we have not yet entered into any agreement with UBS on the specific terms.

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

We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at September 28, 2008.

Following are the disclosures related to our financial assets and liabilities pursuant to SFAS No. 157 (in thousands):

	Level 1	Level 2	Level 3
Auction rate marketable securities	$—	$—	$98,438
Available for sale marketable securities	44,304	—	—
Derivative contracts	—	3,182	—

	$44,304	$3,182	$98,438

A roll-forward of our Level 3 securities was as follows (in thousands):

Auction Rate Securities
Balance, December 31, 2007	$—
Fair value transferred in from Level 1 securities	110,125
Temporary impairment charge reflected as a component of other comprehensive income	(6,588)

Balance, March 30, 2008	103,537
Reversal of impairment charge reflected as a component of other comprehensive income	381

Balance, June 29, 2008	103,918
Temporary impairment charge reflected as a component of other comprehensive income	(5,480)

Balance, September 28, 2008	$98,438

20. HEDGE TERMINATIONS

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

These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $6.7 million and $2.5 million in the thirty-nine week periods ended September 28, 2008 and September 30, 2007, respectively, in cost of sales related to hedge results. As of September 28, 2008, $0.8 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income. No significant charges were recorded in other income (expense) related to hedge dedesignations or ineffectiveness in 2008 or 2007. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may increase or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other income (expense) in the period of ineffectiveness or dedesignation.

In the first quarter of fiscal 2008, we terminated $44.5 million of outstanding forward extra cash flow hedges that were expiring after the first quarter of 2008. We recorded the $3.4 million realized gain from settlement of these contracts in other comprehensive income. These cash flow hedge gains will be reclassified to cost of goods sold in the period that the underlying hedged transaction affects net income, which is expected to occur in 2008. In the thirteen and thirty-nine week periods ended September 28, 2008, we recognized $0.8 million and $3.2 million, respectively, of these gains in cost of sales.

21. NEW ACCOUNTING PRONOUNCEMENTS

FSP No. APB 14-1

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 12, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, this FSP will be retrospectively applied to our $150.0 million principal amount of zero coupon subordinated convertible notes and we are currently evaluating the effects on our financial position, results of operations and cash flows.

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

22. RECLASSIFICATIONS

Certain immaterial amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, tax rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the cost, timing and impact on operations of the Restructuring; factors that may affect our 2008 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from auction rate securities we hold; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

Overview

Net sales decreased to $141.8 million in the third quarter of 2008 compared to $154.0 million in the second quarter of 2008 and $145.8 million in the third quarter of 2007. Compared to the second quarter of 2008, sales for Life Sciences and Service and Components increased, while sales for our Research and Industry and Electronics markets declined due, in part, to the reduction in semiconductor capital spending. Compared to the third quarter of 2007, sales for Service and Components and Life Sciences increased, offset by decreased sales for Electronics and Research and Industry.

At September 28, 2008, our total backlog was $329.5 million, which consisted of product and service and components backlog of unfilled orders of $269.7 million and $59.8 million, respectively, compared to $256.1 million and $54.7 million, respectively, at December 31, 2007. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds.

Of our total backlog at September 28, 2008, approximately 90% is expected to be shippable within 12 months and approximately 10% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. However, the global markets are in a period of extraordinary financial uncertainty and historic cancellation rates may not continue in the future. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. For this reason, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2008

We expect revenue in the fourth quarter of 2008 to increase compared with the third quarter of 2008, due to strong third quarter bookings in all market segments. We expect the revenue growth to be partly offset by the significant strengthening of the U.S. dollar against the euro and the Czech koruna in the last month of the third quarter of 2008 and the first few weeks of the fourth quarter of 2008. In general, a stronger dollar reduces our bookings and revenue growth, but causes higher margins and operating income. Gross and operating margins are expected to improve in the fourth quarter of 2008 compared with the third quarter of 2008 due to improved operations, currency movements and somewhat higher volume.

Research and Industry bookings were strong in the second and third quarters of 2008, and we expect this segment’s revenue to grow for the full year as governments, institutions and corporations globally continue to invest in nanotechnology research and product development. While a small portion of our Research and Industry business could be affected somewhat by a global economic downturn, as well as the tightening of global credit markets, we believe the global reach of our products and the multi-year budget cycles of many of our customers will be sufficient to provide further growth in 2008. We also expect continued growth in our Life Sciences business in 2008, although it will vary from quarter to quarter. This is an emerging, research-oriented market, and we expect our revenue to continue to be positively affected by the introduction of the Titan Krios TEM in early 2008. Bookings in our Electronics business were strong in the third quarter of 2008 due to demand from data storage customers and semiconductor customers who are making investments in next-generation technology development. While we believe we have the potential to show better performance than the semiconductor capital equipment industry as a whole because of increased demand for higher-resolution images as manufacturers move to smaller line widths and new processes, among other factors, the industry appears to be in a near-term cyclical downturn and our Electronics bookings and revenues may decline as a result. Demand for service of our products is expected to continue to grow modestly as our installed base of products grows.

We believe we hold leadership positions, both technologically and in the markets in which we compete, with our TEM and DualBeam products. While some competitors introduced new products in these areas in 2007, we expect to maintain our leadership through the fourth quarter of 2008. In the SEM product line, we have introduced an important new product that, we believe, establishes technology leadership in this product line as well. We believe this will improve our competitive position and will have a positive impact on bookings and revenue primarily in 2009.

Growth in research and development and marketing spending is reduced by the stronger U.S. dollar, because a large percentage of our research and development operations are located in Europe. In addition, our total employee count was down approximately 4% from the beginning of 2008 to the end of the third quarter of 2008. As a result, operating expenses in the third quarter of 2008 were down from the second quarter of 2008, and we expect further expense declines in the fourth quarter of 2008.

Our non-operating loss was $591,000 in the third quarter of 2008 and is expected to be in the same range in the fourth quarter of 2008, although it could vary depending on financial market conditions. The non-operating loss contrasts with non-operating income earlier in the year because volatility in foreign exchange markets tends to increase foreign exchange losses and because net interest income is reduced due to lower market rates and the payoff of our $150.0 million of zero-coupon convertible notes near the end of the second quarter of 2008. Our annualized tax rate is expected to be approximately 25% for 2008.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first three quarters of 2008, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) September 28, 2008		Thirteen Weeks Ended(1) September 30, 2007
Net sales	$141,768	100.0%	$145,788	100.0%
Cost of sales	85,066	60.0	84,556	58.0

Gross profit	56,702	40.0	61,232	42.0
Research and development	17,168	12.1	16,414	11.3
Selling, general and administrative	31,685	22.3	30,915	21.2
Amortization of purchased technology	455	0.3	444	0.3
Restructuring, reorganization, relocation and severance	1,176	0.8	—	—

Operating income	6,218	4.4	13,459	9.2
Other (expense) income, net	(591)	(0.4)	3,161	2.2

Income from continuing operations before income taxes	5,627	4.0	16,620	11.4
Income tax expense	1,679	1.2	3,236	2.2

Net income	$3,948	2.8%	$13,384	9.2%

	Thirty-Nine Weeks Ended(1) September 28, 2008		Thirty-Nine Weeks Ended(1) September 30, 2007
Net sales	$447,453	100.0%	$442,302	100.0%
Cost of sales	272,906	61.0	255,570	57.8

Gross profit	174,547	39.0	186,732	42.2
Research and development	53,471	12.0	47,883	10.8
Selling, general and administrative	96,304	21.5	90,661	20.5
Amortization of purchased technology	1,367	0.3	1,327	0.3
Restructuring, reorganization, relocation and severance	3,447	0.8	(404)	(0.1)

Operating income	19,958	4.5	47,265	10.7
Other income, net	2,805	0.6	7,488	1.7

Income from continuing operations before income taxes	22,763	5.1	54,753	12.4
Income tax expense	5,810	1.3	12,408	2.8

Income from continuing operations	16,953	3.8	42,345	9.6
Income from discontinued operations, net of tax	—	—	127	—

Net income	$16,953	3.8%	$42,472	9.6%

(1)	Percentages may not add due to rounding.

Net sales decreased $4.0 million, or 2.8%, to $141.8 million, in the thirteen weeks ended September 28, 2008 (the third quarter of 2008) compared to $145.8 million in the thirteen weeks ended September 30, 2007 (the third quarter of 2007). Net sales increased $5.2 million, or 1.2%, to $447.5 million in the thirty-nine week period ended September 28, 2008 compared to $442.3 million in the thirty-nine week period ended September 30, 2007. These changes are described more fully below.

Exchange rate fluctuations increased net sales by approximately $5.4 million and $27.2 million, respectively, during the thirteen and thirty-nine week periods ended September 28, 2008 as approximately 64% and 67%, respectively, of our net sales were denominated in foreign currencies that strengthened against the U.S. dollar during the periods.

Net Sales by Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	September 28, 2008		September 30, 2007
Electronics	$35,427	25.0%	$48,051	33.0%
Research and Industry	47,763	33.7%	51,590	35.4%
Life Sciences	23,441	16.5%	13,924	9.5%
Service and Components	35,137	24.8%	32,223	22.1%

	$141,768	100.0%	$145,788	100.0%

	Thirty-Nine Weeks Ended
	September 28, 2008		September 30, 2007
Electronics	$119,677	26.7%	$165,654	37.4%
Research and Industry	171,353	38.3%	146,752	33.2%
Life Sciences	52,573	11.8%	34,744	7.9%
Service and Components	103,850	23.2%	95,152	21.5%

	$447,453	100.0%	$442,302	100.0%

Electronics

The $12.6 million, or 26.3%, decrease and the $46.0 million, or 27.8%, decrease, respectively, in Electronics sales in the thirteen and thirty-nine week periods ended September 28, 2008 compared to the same periods of 2007 were primarily due to global softness for semiconductor capital spending. The softness in the semiconductor industry resulted in fewer large wafer-level DualBeam and high-end TEM shipments.

Research and Industry

The $3.8 million, or 7.4%, decrease and the $24.6 million, or 16.8%, increase, respectively, in Research and Industry sales in the thirteen and thirty-nine week periods ended September 28, 2008 compared to the same periods of 2007 were due primarily to seasonality in the thirteen week period, offset in the thirty-nine week period by the filling of backlog from previous quarters in the first quarter of 2008 and included increased shipments of our high-end TEM products.

Life Sciences

The $9.5 million, or 68.3%, increase and the $17.8 million, or 51.3%, increase, respectively, in Life Sciences sales in the thirteen and thirty-nine week periods ended September 28, 2008 compared to the same periods of 2007 were due primarily to the timing of orders and shipments, with an increase in shipments of high-end TEMs. We built backlog in the past several quarters and have several high-end TEMs scheduled to be built and delivered to Life Sciences customers over the next several quarters.

Service and Components

The $2.9 million, or 9.0%, increase and the $8.7 million, or 9.1%, increase, respectively, in Service and Components sales in the thirteen and thirty-nine week periods ended September 28, 2008 compared to the same periods of 2007 were due primarily to a higher volume of service contracts as our installed base continues to grow. Component sales include sales of individual components as well as equipment refurbishment.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
North America	$51,402	36.3%	$46,510	31.9%	$149,708	33.5%	$167,294	37.8%
Europe	57,345	40.4%	61,470	42.2%	180,491	40.3%	154,191	34.9%
Asia-Pacific Region	33,021	23.3%	37,808	25.9%	117,254	26.2%	120,817	27.3%

	$141,768	100.0%	$145,788	100.0%	$447,453	100.0%	$442,302	100.0%

North America

The $4.9 million, or 10.5%, increase and the $17.6 million, or 10.5%, decrease, respectively, in sales to North America in the thirteen and thirty-nine week periods ended September 28, 2008 compared to the same periods of 2007 were primarily due to the timing of orders in the thirteen week period, offset in the thirty-nine week period by the decline in our Electronics market sales, which was related to the general slow-down in semiconductor capital spending.

Europe

The $4.1 million, or 6.7%, decrease and the $26.3 million, or 17.1%, increase, respectively, in sales to Europe in the thirteen and thirty-nine week periods ended September 28, 2008 compared to the same periods of 2007 were primarily due to the timing of sales within the Research and Industry market in the thirteen week period, offset in the thirty-nine week period by strong sales of our high-end research tools, especially our TEMs. Our backlog for Europe grew from the end of the second quarter of 2008 to the end of the third quarter of 2008.

Asia-Pacific Region

The $4.8 million, or 12.7%, decrease and the $3.6 million, or 2.9%, decrease, respectively, in sales to the Asia-Pacific region in the thirteen and thirty-nine week periods ended September 28, 2008 compared to the same periods of 2007 were primarily due to variability of sales in Japan, as that country is more affected by the Electronics market slowdown, offset in part by an increase of sales in China, primarily related to our Research and Industry market segment.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Electronics	49.8%	50.2%	47.6%	51.8%
Research and Industry	39.8%	42.4%	40.0%	40.9%
Life Sciences	40.9%	45.5%	38.6%	42.8%
Service and Components	29.8%	27.7%	27.6%	27.5%
Overall	40.0%	42.0%	39.0%	42.2%

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

Cost of sales increased $0.5 million, or 0.6%, to $85.1 million in the thirteen week period ended September 28, 2008 compared to $84.6 million in the thirteen week period ended September 30, 2007 and increased $17.3 million, or 6.8%, to $272.9 million in the thirty-nine week period ended September 28, 2008 compared to $255.6 million in the thirty-nine week period ended September 30, 2007. These increases were primarily due to increased sales in the thirty-nine week period and the impact of higher costs of products produced in Europe due to the stronger euro and a shift to more higher-cost TEMs and SEMs shipped in the current periods compared to the prior periods.

Electronics

The decreases in Electronics gross margins in the thirteen and thirty-nine week periods ended September 28, 2008 compared to the same periods of 2007 were due primarily to the negative impact of the strengthening of the euro and Czech koruna on our costs of products produced in Europe and a shift in product mix to fewer semiconductor-related high-end TEM and wafer-level DualBeam tools for the data storage market.

Research and Industry

The decrease in Research and Industry gross margin in the thirteen week period ended September 28, 2008 compared to the same period of 2007 was primarily due to the negative impact of the strengthening of the euro and Czech koruna on our costs of products produced in Europe. These factors were partially offset by a shift in product mix to higher-end TEM tools in the thirty-nine week period ended September 28, 2008 compared to the same period of 2007.

Life Sciences

The decreases in the Life Sciences gross margins in the thirteen and thirty-nine week periods ended September 30, 2008 compared to the same periods of 2007 were primarily due to the negative impact of the strengthening of the euro and Czech koruna on our costs of products produced in Europe.

Service and Components

The increase in the Service and Components gross margin in the thirteen week period ended September 28, 2008 compared to the same period of 2007 was primarily due to improvements in parts usage, partially offset by an increase in labor costs in Europe as we realigned our European operations to service higher-end units in the thirty-nine week period ended September 28, 2008 compared to the same period of 2007. In addition, a shift in the mix to more Research and Industry and less Electronics negatively affected our Service and Components gross margin. The Electronics business typically has higher margins due to the complexity of the tools.

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

R&D costs increased $0.8 million to $17.2 million (12.1% of net sales) in the thirteen week period ended September 28, 2008 compared to $16.4 million (11.3% of net sales) in the thirteen week period ended September 30, 2007 and increased $5.6 million to $53.5 million (12.0% of net sales) in the thirty-nine week period ended September 28, 2008 compared to $47.9 million (10.8% of net sales) in the thirty-nine week period ended September 30, 2007.

R&D costs are reported net of subsidies and capitalized software development costs as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Gross spending	$18,052	$17,056	$56,138	$50,410
Less subsidies	(884)	(642)	(2,667)	(2,527)

Net expense	$17,168	$16,414	$53,471	$47,883

The increases in R&D costs in the thirteen and thirty-nine week periods ended September 28, 2008 compared to the same periods of 2007 were primarily due to a $0.5 million and a $4.2 million increase, respectively, in labor and related costs as a result of increased headcount, as well as the currency impact of the weaker dollar.

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

SG&A costs increased $0.8 million to $31.7 million (22.3% of net sales) in the thirteen week period ended September 28, 2008 compared to $30.9 million (21.2% of net sales) in the comparable period of 2007 and increased $5.6 million to $96.3 million (21.5% of net sales) in the thirty-nine week period ended September 28, 2008 compared to $90.7 million (20.5% of net sales) in the comparable period of 2007.

The increases in SG&A costs were due primarily to a $0.5 million and a $4.1 million increase, respectively, in overall labor and related costs as a result of increased sales force headcount and a corresponding $0.4 million and $2.0 million increase, respectively, in sales force travel expenses. These increases were partially offset by decreases in consulting and agent commissions.

Amortization of Purchased Technology

Amortization of purchased technology was $0.5 million and $1.4 million, respectively, in the thirteen and thirty-nine week periods ended September 28, 2008 compared to $0.4 million and $1.3 million, respectively, in the comparable periods of 2007. Our purchased technology balance at September 28, 2008 was $1.5 million and current amortization of purchased technology is approximately $0.5 million per quarter, which could increase if we acquire additional technology.

Restructuring, Reorganization, Relocation and Severance

The $1.2 million and $3.4 million, respectively, of restructuring, reorganization, relocation and severance expense in the thirteen and thirty-nine week periods ended September 28, 2008 related to our April 2008 restructuring plan. We expect to incur approximately an additional $1.0 to $1.5 million related to the implementation of this plan in the fourth quarter of 2008 and up to $5 million in 2009, for total charges of between $8.5 million to $12.5 million. This range estimate has not changed since the end of our second quarter, which ended June 29, 2008. We expect some portion of these expenses will fall within SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Some of the expenses, however, may not fall within the specific requirements of SFAS No. 146. We are undertaking the restructuring with the aim of improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of a weakened dollar on our cost of goods sold.

The $0.4 million expense reversal of restructuring, reorganization, relocation and severance costs in the thirty-nine week period ended September 30, 2007 related to changes in estimates related to our ability to sublease certain facilities we are no longer utilizing.

For information regarding the related accrued liability, see Note 15 of Condensed Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $2.7 million and $11.8 million in the thirteen and thirty-nine week periods ended September 28, 2008, respectively, compared to $5.9 million and $15.9 million, respectively, in the comparable periods of 2007. These decreases were primarily due to decreases in our invested balances, due to $45.9 million of payments in the first quarter of fiscal 2008 to repay the remaining balance on our 5.5% convertible notes and $149.4 million of payments, including premiums, in the second and third quarters of fiscal 2008 to repay principal on our $150.0 million zero coupon convertible notes.

Interest expense for both the 2008 and 2007 periods included interest expense related to our $115.0 million principal amount of 2.875% convertible notes. Interest expense in the 2007 periods also included interest related to our 5.5% convertible notes issued in August 2001, which were repaid in full in January 2008. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in the thirty-nine week period ended September 28, 2008 included $0.2 million of premiums and commissions paid on the repurchase of the remaining $45.9 million of our 5.5% convertible notes as well as the write-off of $0.1 million of related deferred note issuance costs and $0.4 million of premiums and commissions paid on the repurchase of $148.9 million principal amount of our $150.0 million zero coupon convertible notes as well as the write-off of $0.2 million of related deferred note issuance costs.

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

Income Tax Expense

Our effective income tax rate in the thirteen and thirty-nine week periods ended September 28, 2008 was 29.8% and 25.5%, respectively, and reflected taxes on foreign earnings plus accruals for unrecognized tax benefits and associated interest and penalties. We continue to record a valuation allowance against U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

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

Discontinued Operations

Income from discontinued operations, net of tax of $127,000 in the thirty-nine week period ended September 30, 2007 represented additional gain related to the disposal of the assets and operations of Knights Technology, which was a consolidated subsidiary, in the fourth quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of September 28, 2008 consisted of $191.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $101.3 million in non-current investments, $21.4 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

At September 28, 2008, we held $98.4 million in auction rate securities (“ARS”), which are included on our balance sheet at fair value as non-current investments in marketable securities. The par value of these securities was $110.1 million at September 28, 2008. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction.

All of the ARS held by us carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the USDE.

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that we may be required to hold the securities until the securities are redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities. In connection with the failed auctions and the reclassification, we recorded a temporary impairment related to the fair market value of these securities totaling $5.5 million and $11.7 million, respectively, which was included as a component of other comprehensive income during the thirteen and thirty-nine week periods ended September 28, 2008.

We arrived at this impairment through a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at September 28, 2008.

We believe the impairment to be a temporary impairment as we have ample cash resources and available credit lines to meet our needs for the foreseeable future and we do not intend to sell the ARS until the carrying value of these securities is recovered. However, there is no guarantee that the carrying value of these securities will be recovered in the short-term, or at all.

On August 8, 2008, UBS Financial Services Inc. (“UBS”), from whom we had purchased the ARS, announced a settlement with various regulatory authorities, whereby UBS agreed to repurchase ARS of various customers during 2009 and 2010. Under this program, UBS would repurchase our ARS at par in June 2010. However, we have not yet entered into any agreement with UBS on the specific terms.

We believe that we have sufficient cash resources and available credit lines, even if the ARS we hold remain illiquid, as described below, to meet our expected operational and capital needs for at least the next twelve months from September 28, 2008.

In the thirty-nine week period ended September 28, 2008, cash and cash equivalents and short-term restricted cash decreased $151.7 million to $149.9 million as of September 28, 2008 from $301.6 million as of December 31, 2007 primarily as a result of $45.9 million used for the repayment in full of our 5.5% convertible notes, $149.4 million used for the repayment of a majority of the principal amount of our $150.0 million zero coupon subordinated convertible notes, including premiums, and $10.0 million used for the purchase of property, plant and equipment. These factors were partially offset by $29.7 million provided by operations, the net redemption of $9.9 million of marketable securities, $11.5 million of proceeds from the exercise of employee stock options and a $1.3 million favorable effect of exchange rate changes.

Accounts receivable decreased $4.8 million to $152.3 million as of September 28, 2008 from $157.1 million as of December 31, 2007, primarily due to decreased sales in the third quarter of 2008 compared with the fourth quarter of 2007, as well as improved collections, especially in Europe. The September 28, 2008 balance also included a $5.6 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 98 days at September 28, 2008 compared to 95 days at December 31, 2007.

Inventories increased $11.1 million to $149.9 million as of September 28, 2008 compared to $138.8 million as of December 31, 2007. The increase primarily was due to currency movements of approximately $10.7 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.2 times for the quarter ended September 28, 2008 and 2.5 times for the quarter ended September 30, 2007.

Expenditures for property, plant and equipment of $10.0 million in the first three quarters of 2008 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2008 to be approximately $15 to $20 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Accounts payable increased $7.2 million to $38.4 million as of September 28, 2008 compared to $31.2 million as of December 31, 2007. The increase resulted primarily from the timing of payments related to inventory purchases.

Accrued payroll liabilities decreased $6.0 million to $20.8 million as of September 28, 2008 compared to $26.8 million as of December 31, 2007. The decrease resulted primarily from accrued profit sharing and variable compensation programs for management personnel accrued at December 31, 2007 being paid in the first quarter of 2008.

Other liabilities increased $8.6 million to $47.3 million as of September 28, 2008 compared to $38.7 million as of December 31, 2007. The increase resulted primarily from a $4.3 million increase in deferred maintenance revenue as a result of more contracts in France and Germany, offset by amortization on existing contracts, and a $3.0 million increase in our non-current tax liability as a result of additional unrecognized tax benefits recorded during the period.

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of September 28, 2008.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At September 28, 2008, we had $40.1 million of these guarantees and letters of credit outstanding, of which approximately $39.3 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $6.7 million and $2.5 million in the thirty-nine week periods ended September 28, 2008 and September 30, 2007, respectively, in cost of sales related to hedge results. As of September 28, 2008, $0.8 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income. No significant charges were recorded in other income (expense) related to hedge dedesignations or ineffectiveness in 2008 or 2007. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may increase or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other income (expense) in the period of ineffectiveness or dedesignation.

Also, our discussion of market risks related to investments in Auction Rate Securities is described above in the “Liquidity and Capital Resources” section.

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

Part II—Other Information

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 67% and 61%, respectively, of our revenues in the thirty-nine week period ended September 28, 2008 and the year ended December 31, 2007 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

Moreover, we operate in over 50 countries, 23 with a direct presence. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore, maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	September 28, 2008		September 30, 2007
Electronics	$119,677	26.7%	$165,654	37.4%
Research and Industry	171,353	38.3%	146,752	33.2%
Life Sciences	52,573	11.8%	34,744	7.9%
Service and Components	103,850	23.2%	95,152	21.5%

	$447,453	100.0%	$442,302	100.0%

The largest sub-parts of the Electronics market are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. In the second half of 2007, we experienced a significant decline in bookings and revenue in our Electronics segment due to a general decline in semiconductor and data storage capital equipment spending. Global economic conditions continue to be volatile and appear to be weakening and slower growth or reduced demand for our customers’ products in the future would cause our business to decline. During downturns, our sales and gross profit margins generally decline.

The Research and Industry market is also affected by overall economic conditions, but is not as cyclical as the Electronics market. However, Research and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary or economic constraints and changes in administration. The current global financial crisis would result in cutbacks in funding by various governments and institutions, which could eventually result in reduced orders of our products.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the thirty-nine weeks ended September 28, 2008 and the year ended December 31, 2007, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluations, we did not recorded any charges related to hedge dedesignations or ineffectiveness in the thirty-nine weeks ended September 28, 2008 or the year ended December 31, 2007. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the linked asset, liability or transaction.

We also enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $3.2 million in the thirty-nine weeks ended September 28, 2008 and $3.1 million in all of 2007.

In addition, the significant recent improvement of the value of the dollar from the end of the third quarter of 2008 will result in lower expected revenue and bookings for us, which could cause confusion by investors in comparing period over period financial performance.

Current economic conditions may adversely affect our industry, business and results of operations.

The global economy is undergoing a period of slowdown, which some observers view as a possible recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers, and the purchasers of their products and services. If such spending continues to slow down or decrease, our industry, business and results of operations may be adversely impacted.

Gross margins on our products vary between product lines and markets and, accordingly, changes in product mix will affect our results of operations.

If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. For example, during the first three quarters of 2008, our net sales contained a smaller portion of sales from our relatively higher margin products within the Electronics segment, which contributed to a decrease in our overall gross margins in the first three quarters of 2008 compared to the first three quarters of 2007.

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

We have announced a restructuring for 2008 that will involve estimated cash charges ranging from $8.5 million to $12.5 million, $3.4 million of which has been spent through the third quarter of 2008. This range estimate has not changed since the end of our second quarter, which ended June 29, 2008. The plan includes relocating part of our supply chain and relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures. In addition, we will be severing some employees and aiming to lower operating expenses. The expense of the restructuring will adversely affect our financial performance for 2008. Moreover, the cash charges for the 2008 restructuring is only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

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

In the second quarter of 2008, we began implementing a plan to shift manufacturing for certain products to other of our factories and third parties in Asia and the U.S. Moving product manufacturing includes, among others, the following risks:

•	failing to transfer product knowledge from one site to another or to a third party;

•	unanticipated additional costs connected to such moves;

•	delay or failure in being able to build the transferred product at the new sites;

•	unanticipated additional labor and materials costs related to such moves;

•	logistical issues arising from the moves; and

•	potential vendor problems.

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

At September 28, 2008, we held $98.4 million in auction rate securities (“ARS”), which have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that we may be required to hold the securities until the securities are redeemed or mature. During the first nine months of 2008, we recorded a net temporary impairment related to the fair market value of these securities totaling $11.7 million, which was recorded as a component of other comprehensive loss and did not affect our results of operations during the period. If this impairment, or any future impairment related to the ARS, is determined to be other than temporary, we will be required to reflect such impairment in our statement of operations, which could adversely affect our results of operations. In addition, our inability to dispose of our ARS could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational or strategic transactions or to incur additional indebtedness.

On August 8, 2008, UBS Financial Services Inc. (“UBS”), from whom we had purchased the ARS, announced a settlement with various regulatory authorities, whereby UBS agreed to repurchase ARS of various customers during 2009 and 2010. Under this program, UBS would repurchase our ARS at par in June 2010. However, we have not yet entered into any agreement with UBS on the specific terms.

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

We have fixed debt obligations, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

We have significant indebtedness. As of September 28, 2008, we had total convertible long-term debt of $115.0 million due in 2013. In January 2008, we repaid $45.9 million of indebtedness and, in the second and third quarters of 2008, we repaid the full principal amount of our $150.0 million zero coupon convertible subordinated notes. In June 2008, we obtained a new secured credit line for $100 million and also have access to a $50.0 million yet unsecured uncommitted bank borrowing facility in Japan. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be diluted if holders of all or a portion of our 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,918,395 shares of our common stock. These shares were included in our diluted share count for the thirteen and thirty-nine week period ended September 30, 2007, but not in the thirteen or thirty-nine week periods ended September 28, 2008, because they were antidilutive; and

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

Because a significant part of our overall business is generated either directly or indirectly as a result of worldwide federal and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions or government administration, which are often unpredictable, may affect our revenues.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 67% and 61%, respectively, of our sales from foreign countries in the thirty-nine week period ended September 28, 2008 and the year ended December 31, 2007. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on August 17, 2006.(3)

10.1	FEI Company Employee Share Purchase Plan, as amended effective September 17, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(2)	Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: October 31, 2008	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer