Form 10-K
period 2008-12-31
FEI CO
filed 2009-02-20
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($23.35) as reported by The Nasdaq Global Stock Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 27, 2008), was $852,131,888.

The number of shares outstanding of the registrant’s Common Stock as of February 17, 2009 was 37,309,113 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

FEI COMPANY

2008 FORM 10-K ANNUAL REPORT

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

To date, we have a total worldwide installed base of over 8,000 systems. The development of these solutions has been driven by our strong technology base that includes patented and proprietary technologies and the technical expertise and knowledge base of research and development personnel worldwide.

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

Our Service and Components market provides support for products and customers for the entire life cycle of a tool from installation through the warranty period, and after warranty period through contract coverage or on a time and materials basis. We believe strong technical support is an important part of the value proposition that we offer customers when a tool is sold. Our Service and Components market provides support across all markets and all regions.

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

System automation and sample management. Drawing on our knowledge of application needs, and using robotics and image recognition and reconstruction software, we have developed automation capabilities that allow us to increase system performance, speed and precision. These capabilities have been especially important to our development efforts for in-line products and applications in the Electronics market and are expected to be increasingly important in emerging production and process control applications in Research and Industry and Life Sciences markets. Two important areas where we have developed significant automation technologies are TEM sample preparation and 3D process control. TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic-level, structures. TEM sample preparation has traditionally been a slow and difficult manual process. With our DualBeam systems and proprietary software, we have automated this process, significantly improving the sample consistency and overall throughput. Similarly, by automating 3D process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management.

Research and Development

We have research, development and manufacturing operations in Hillsboro, Oregon; Eindhoven, the Netherlands; and Brno, Czech Republic.

Our research and development staff at December 31, 2008 consisted of 317 employees, including scientists, engineers, designer draftsmen, technicians and software developers.

In the last year, we introduced several new and improved products, including:

•	the Magellan XHR Scanning Electron Microscope;

•	the MLA 600F High Speed Automated Mineralogy Analyzer;

•	the Titan ETEM, for energy, environmental and chemical research; and

•	the Titan Krios TEM for structural biology.

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

Net research and development expense was $70.4 million in 2008, $66.0 million in 2007 and $57.5 million in 2006.

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

We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, AP Tech, Frencken Mechatronics B.V. and AZD Praha STR for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. Some of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

Sales, Marketing and Service

Sales, marketing and service operations are conducted in the U.S. and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.

Our sales and marketing staff at December 31, 2008 consisted of 330 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products, which we expect to further expand our markets. Our sales force and marketing efforts are organized through three geographic sales and services divisions: North America, Europe and the Asia-Pacific region.

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

Our significant competitors, with respect to the manufacture and sale of equipment, include: JEOL Ltd., Hitachi Ltd., Seiko Instruments Inc., Carl Zeiss SMT A.G. and others. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other. We believe the key competitive factors are performance, range of features, reliability and price. We believe that we are competitive with respect to each of these factors. Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

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

Patents and Intellectual Property

We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, approximately 150 patents in the U.S. and approximately 227 patents outside of the U.S., many of which correspond to the U.S. patents. Further, we have licenses for additional patents. Our patents expire over a period of time from 2009 to 2029.

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

Employees

At December 31, 2008, we had 1,803 full-time equivalent, permanent employees and 27 temporary employees worldwide. Some of the 1,200 employees who are employed outside of the U.S. are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.

Backlog

At December 31, 2008, our total backlog was $330.5 million, which consisted of product and service and components backlog of unfilled orders of $273.5 million and $57.0 million, respectively, compared to $256.1 million and $54.7 million, respectively, at December 31, 2007. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds.

Of our total backlog at December 31, 2008, approximately 90% is expected to be shippable within 12 months and approximately 10% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. However, the global markets are in a period of extraordinary financial uncertainty and historic cancellation rates may increase in the future. During 2008, we experienced cancellations of $7.6 million. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate fluctuations. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Geographic Revenue and Assets

The following table summarizes sales by geographic region in 2008 (in thousands):

	North America	Europe	Asia- Pacific	Total
Product sales	$138,872	$205,101	$117,533	$461,506
Service and Component sales	65,669	46,181	25,823	137,673

Total sales	$204,541	$251,282	$143,356	$599,179

Sales to countries which totaled 10% or more of our total net sales in 2008 were as follows (dollars in thousands):

	Dollar Amount	% of Total Net Sales
United States	$194,740	32.5%

Our long-lived assets were geographically located as follows at December 31, 2008 (in thousands):

United States	$53,544
The Netherlands	17,114
Other	13,155

Total	$83,813

See also Note 21 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional geographic and segment information.

Seasonality

Our history shows that our revenues and bookings normally peak in the fourth quarter. Bookings are normally the lowest in the second quarter and revenues are normally lowest in the third quarter.

In addition, our sales have tended to grow more rapidly from the third to the fourth quarter of the year than in other sequential quarterly periods, primarily because our Research and Industry market customers budget their spending on an annual basis. Correspondingly, the Research and Industry market has tended to record declines in revenue from the fourth quarter of one year to the first quarter of the next year. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor and data storage industries.

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

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with us in each of our product lines. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we do and may price their products very aggressively. Our significant competitors include: JEOL Ltd., Hitachi Ltd., Seiko Instruments Inc., Carl Zeiss SMT A.G. and others. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 66% and 61%, respectively, of our revenues in the year ended December 31, 2008 and 2007 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Year Ended December 31,
	2008		2007
Electronics	$152,076	25.4%	$198,663	33.5%
Research and Industry	238,615	39.8%	214,551	36.2%
Life Sciences	70,815	11.8%	51,874	8.8%
Service and Components	137,673	23.0%	127,422	21.5%

	$599,179	100.0%	$592,510	100.0%

The largest sub-parts of the Electronics market are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. Since the second half of 2007, we have experienced a significant decline in bookings and revenue in our Electronics segment due to a general decline in semiconductor and data storage capital equipment spending. Global economic conditions continue to be volatile and appear to be weakening and continued economic weakness reduces demand for our customers’ products and causes our business to suffer as a result. During downturns, our sales and gross profit margins generally decline.

The Research and Industry market is also affected by overall economic conditions, but is not as cyclical as the Electronics market. However, Research and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary or economic constraints and changes in administration. The current global financial crisis may result in cutbacks in funding by various governments and institutions, which could eventually result in reduced orders of our products. In addition, institutional endowments and philanthropy, which are a source of funding of some customer purchases, are threatened by the recent significant declines in capital markets world-wide. Recently, both philanthropic giving and endowments have declined.

The Life Sciences market is a smaller and still emerging market, and the tools we sell into that market often have average selling prices of over $1.0 million. Consequently, loss of demand among a relatively small group of potential customers can have a material impact on the overall demand for our products. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.

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

If our customers cancel or reschedule orders or if an anticipated order for even one of our systems is not received in time to permit shipping during a certain fiscal period, our operating results for that fiscal period may fluctuate and our business and financial results for such period could be materially and adversely affected. Cancellation risks rise in periods of economic downturn.

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will be entitled to receive a cancellation fee based on the agreed-upon shipment schedule. The risks of cancellation are higher during times of economic downturn, such as the U.S. and global economies are presently experiencing. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems, with a large portion in the last month of the quarter. Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of the high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the years ended December 31, 2008 and 2007, approximately 35% to 45% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

Historically, we have entered into various forward extra contracts, which are a combination of a foreign forward exchange contract and an option, as well as standard option contracts, to partially mitigate the impact of changes in the euro against the dollar on our European operating results. Beginning in late March 2008, we discontinued the use of forward extra contracts and are using both option contracts and zero cost collars to reduce the exposure of our cash flows to exchange rate fluctuations. These contracts are considered derivatives. We are required to carry all open derivative contracts on our balance sheet at fair value. When specific accounting criteria have been met, derivative contracts can be designated as hedging instruments and changes in fair value related to these derivative contracts are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income, which is at the time the gains or losses related to the derivatives are recorded in cost of goods sold. We are required to record changes in fair value for derivatives not designated as hedges in net income in the current period. Our ability to designate derivative contracts as hedges significantly reduces the volatility in our operating results due to changes in the fair value of the derivative contracts.

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluations, we did not record any charges related to hedge dedesignations in 2008 or 2007 or any hedge ineffectiveness in 2007. However, we recorded a $1.3 million charge for hedge ineffectiveness related to our cash flow hedges in 2008 as a result of currency fluctuations. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.

We also enter into foreign forward exchange contracts to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $4.9 million in 2008 and $3.1 million in 2007.

We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2008.

The recent extreme volatility of dollar-euro exchange rates has also made it more difficult for us to deploy our hedging program.

In addition, the significant recent improvement of the value of the dollar from the end of the third quarter of 2008 will result in lower expected revenue and bookings for us, which could affect the comparability of our period over period financial results.

Current economic conditions may adversely affect our industry, business and results of operations.

The global economy is undergoing a period of slowdown and the future economic climate may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers, and the purchasers of their products and services. If such spending continues to slow down or decrease, our industry, business and results of operations may be adversely impacted. Also, in times of severe economic distress, hardship, bankruptcy and insolvency among our customers will increase. This may make it more difficult to collect on receivables.

Gross margins on our products vary between product lines and markets and, accordingly, changes in product mix will affect our results of operations.

If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. For example, during 2008, our net sales contained a smaller portion of sales from our relatively higher margin products within the Electronics segment, which contributed to a decrease in our overall gross margins in 2008 compared to 2007. Our Electronics business, which ultimately depends on consumers who buy electronic devices, has been particularly hard hit by the downturn. To the extent that this market segment continues to suffer, our overall margins will continue to be under pressure.

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

In 2008, we announced a restructuring that will involve estimated cash charges ranging from $7.0 million to $9.0 million, $4.3 million of which has been spent through December 31, 2008. The plan includes relocating part of our supply chain and relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures. In addition, we will be severing some employees and aiming to lower operating expenses. The expense of the restructuring adversely affected our financial performance for 2008. Moreover, the cash charges for the 2008 restructuring is only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

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

Dependence on contract manufacturing and outsourcing other portions of our supply chain may adversely affect our ability to bring products to market and damage our reputation. Dependence on outsourced information technology and other administrative functions may impair our ability to operate effectively.

As part of our efforts to streamline operations and cut costs, we have been outsourcing aspects of our manufacturing processes and other functions and we continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, and replacement manufacturers may be unavailable, which may preclude us from fulfilling our customer orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Moreover, delays could cause us to suffer penalties with our customers, which could also impact our profitability. In addition, we are moving towards outsourcing significant portions of our information technology (“IT”) function and other administrative functions. Since IT is critical to our operations, any failure to perform on the part of the IT providers could impair our ability to operate effectively. Beyond the risks outlined above, problems with manufacturing or IT outsourcing could result in lower revenues and otherwise negatively impact our results of operations and our stock price.

A significant percentage of our non-current investments in marketable securities consist of auction rate securities. If a liquid market for these securities is not maintained, we may be unable to dispose of these securities, which could negatively impact our liquidity, cash on hand and results of operations.

At December 31, 2008, we held auction rate securities (“ARS”) having a fair value of $91.7 million, which have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. During the fourth quarter of 2008, we entered into a settlement agreement with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. As a result of this settlement, we reclassified the $91.7 million fair value of these securities out of available for sale securities and into trading securities. In connection with the reclassification into trading securities, we reclassified the temporary impairment related to these securities of $18.4 million out of accumulated other comprehensive income and into other income, net. Offsetting this loss within other income, net was a $17.9 million gain related to the put right we obtained pursuant to the agreement. Our inability to dispose of our ARS prior to June 30, 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. Additionally, we could be adversely impacted if UBS is unable to meet its obligations under the repurchase agreement in 2010.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, AP Tech, Frencken Mechatronics B.V. and AZD Praha STR for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world-wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (RoHS regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

We have significant indebtedness. As of December 31, 2008, we had total convertible long-term debt of $115.0 million due in 2013. In January 2008, we repaid $45.9 million of indebtedness and, in the second and third quarters of 2008, we repaid the full principal amount of our $150.0 million zero coupon convertible subordinated notes. In June 2008, we obtained a new secured credit line for $100 million and also have access to a $50.0 million yen unsecured uncommitted bank borrowing facility in Japan. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be diluted if holders of all or a portion of our 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,918,395 shares of our common stock. These shares were included in our diluted share count for the years ended December 31, 2007 and 2006, but not in the year ended December 31, 2008, because they were antidilutive; and

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

Political instability in key regions around the world coupled with the U.S. government’s commitment to military related expenditures put at risk federal discretionary spending, including spending on nanotechnology research programs and projects that are of particular importance to our business. Also, changes in U.S. Congressional appropriations practices could result in decreased funding for some of our customers. At the state and local levels, the need to compensate for reductions in federal matching funds, as well as financing of federal unfunded mandates, creates strong pressures to cut back on research expenditures as well. A potential reduction of federal funding may adversely affect our business. Moreover, due to the world-wide economic downturn, many state and national governments are seeing significant declines in tax revenue, while also seeing increased demand for services. This could reduce the money available to our potential customers from government funding sources that could be used to purchase our products and services.

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

We may not be able to enforce our intellectual property rights, especially in foreign countries, which could have a material adverse affect on our business.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 66% and 61%, respectively, of our sales from foreign countries in 2008 and 2007. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

A product safety failure, such as a hazardous gas or x-ray leak or extreme pressure release, could result in substantial liability and could also significantly damage customer relationships and disrupt future sales. Moreover, remediation could require redesign of the tools involved, creating additional expense, increasing tool costs and damaging sales. In addition, the matter could involve significant litigation that would divert management time and resources and cause unanticipated legal expense. Further, if such a leak or release involved violation of health and safety laws, we may suffer substantial fines and penalties in addition to the other damage suffered.

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

We also maintain a major facility in Eindhoven, the Netherlands, consisting of 263,285 square feet of space. The lease for this space expires in 2018. Present lease payments are approximately $280,000 per month. This facility is used for research and development, manufacturing, sales, marketing and administrative functions.

We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of 111,748 square feet of space, and is leased for approximately $140,000 per month. The lease expires in 2012.

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

We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products. In addition, we believe that, if product demand increases, we can use outsourced manufacturing of spare parts, additional manufacturing shifts and currently underutilized space as a means of adding capacity without increasing our direct investment in additional facilities.

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

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices, Issuances of Common Stock and Dividends

Our common stock is quoted on the Nasdaq Global Market under the symbol FEIC. The high and low sales prices on the Nasdaq Global Market for the past two years were as follows:

2007	High	Low
Quarter 1	$36.48	$24.58
Quarter 2	39.25	32.37
Quarter 3	33.90	26.50
Quarter 4	34.46	24.01

2008	High	Low
Quarter 1	$25.06	$19.79
Quarter 2	25.40	20.66
Quarter 3	29.14	21.98
Quarter 4	24.70	15.87

The approximate number of beneficial shareholders and shareholders of record at February 18, 2009 was 8,600 and 97, respectively.

In February 1997, we acquired the electron optics business of Philips pursuant to a combination agreement between us and a subsidiary of Philips. We issued shares of our common stock to Philips at the time of the combination and agreed to issue additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised. The additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. During 2008 or 2007, we did not issue any shares of our common stock to Philips in connection with this agreement and, as of December 31, 2008, 185,000 shares of our common stock remained issuable under this agreement.

We did not pay or declare any cash dividends in 2008 or 2007. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

Stock Performance Graph

The following line-graph presentation compares cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, of (a) FEI Company, (b) a broad-based equity market index and (c) an industry-specific index. The broad-based market index used is the Nasdaq Composite Index and the industry-specific index used is the Nasdaq Non-Financial Index.

	Base	Indexed Returns
	Period	Year Ended
Company/Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
FEI Company	$100.00	$93.33	$85.20	$117.20	$110.36	$83.82
Nasdaq Composite Index	100.00	110.08	112.88	126.51	138.13	80.47
Nasdaq Non-Financial	100.00	108.59	109.34	120.07	132.52	77.34

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data
Net sales	$599,179	$592,510	$479,491	$420,097	$457,525
Cost of sales(1)	364,638	346,090	283,045	274,903	276,131

Gross profit	234,541	246,420	196,446	145,194	181,394
Total operating expenses(2)	203,413	191,707	173,399	191,752	150,209

Operating income (loss)	31,128	54,713	23,047	(46,558)	31,185
Other income (expense), net(3)	1,786	11,312	5,072	(9,831)	(8,264)

Income (loss) from continuing operations before income taxes	32,914	66,025	28,119	(56,389)	22,921
Income tax expense(4)	8,612	8,077	10,467	22,071	7,205

Income (loss) from continuing operations	24,302	57,948	17,652	(78,460)	15,716
Income (loss) from discontinued operations, net of tax	—	—	(947)	302	857
Gain on disposal of discontinued operations, net of tax(5)	—	390	3,335	—	—

Net income (loss)	$24,302	$58,338	$20,040	$(78,158)	$16,573

Basic income (loss) per share from continuing operations	$0.66	$1.62	$0.52	$(2.34)	$0.47
Basic income per share from discontinued operations	—	0.01	0.07	0.01	0.03

Basic net income (loss) per share	$0.66	$1.63	$0.59	$(2.33)	$0.50

Diluted income (loss) per share from continuing operations	$0.61	$1.35	$0.47	$(2.34)	$0.41
Diluted income per share from discontinued operations	—	0.01	0.06	0.01	0.02

Diluted net income (loss) per share	$0.61	$1.36	$0.53	$(2.33)	$0.43

Shares used in basic per share calculations	36,766	35,709	33,818	33,595	33,253

Shares used in diluted per share calculations	40,546	46,254	39,752	33,595	39,668

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Cash and cash equivalents	$146,521	$280,593	$110,656	$58,766	$112,162
Working capital	355,917	428,071	477,660	327,789	433,895
Total assets	832,172	1,008,009	838,079	656,031	841,044
Current portion of convertible debt	—	195,882	—	—	—
Convertible debt, net of current portion	115,000	115,000	310,882	225,000	295,000
Shareholders’ equity	519,089	487,394	349,908	292,443	379,570

(1)	Included in 2005 cost of sales was $14.2 million of inventory write-downs related to the closure of our Peabody, Massachusetts facility, the relocation and refocus of the product lines that were at that facility, a price adjustment on a product sale from that operation and capitalized software impairment charges related to certain semiconductor products.
(2)	Included in 2008 operating expenses was $4.3 million of restructuring, reorganization, relocation and severance.

Included in 2006 operating expenses were the following:

•	restructuring, reorganization, relocation and severance charges of $12.6 million;

•	merger costs of $0.5 million;

•	asset impairment charges of $0.5 million; and

•	a $1.5 million gain related to the sale of certain intellectual property rights to a privately-held company.

Included in 2005 operating expenses were the following:

•

$25.4 million of asset impairment charges primarily related to semiconductor products and the write-off of all costs related to our ERP system as we determined that the future cost required to complete the ERP system did not justify the potential return; and

•	$8.5 million of restructuring charges, primarily for severance, lease terminations and relocation expenses for the closure of our Peabody facility and consolidation of certain of our European facilities.

Included in 2004 operating expenses was a $0.6 million charge for restructuring, reorganization and relocation.

(3)	Included in other income (expense), net in 2008 were $18.4 million of unrealized losses on our auction rate securities (“ARS”) and a $17.9 million gain related to the fair value of the put right we received pursuant to an agreement we entered into with UBS Financial Services Inc. (“UBS”), the issuer of the ARS. The put right requires UBS to repurchase all of our ARS at par on or before June 30, 2010. In addition, other income (expense), net in 2008 included a $1.3 million charge for ineffectiveness of certain of our cash flow hedges due to increased currency volatility and a $1.3 million gain related to the disposal of an insignificant sales subsidiary.

Included in other income (expense), net in 2007 were a $0.5 million gain related to the disposal of one of our cost-method investments and a $0.5 million gain on the sale of a minority interest in a small technology company.

Included in other income (expense), net in 2006 were the following:

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

(4)	Our 2008 tax provision reflected taxes on foreign earnings offset by a $1.5 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits and a tax benefit of $0.5 million related to the release of a valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.

Our 2007 tax provision reflected taxes on foreign earnings offset by a $4.7 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits and a tax benefit of $5.3 million related to the release of a valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.

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

(5)	Represents the gain on the sale of our Knights Technology assets. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, gross margins, non-operating expense, tax rates, net income or other financial items, as well as backlog, order levels and activity of our company as a whole or our particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; factors that may affect our 2009 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from the auction rate securities we hold; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

Overview

Net sales increased to $599.2 million in 2008 compared to $592.5 million in 2007. Revenue increased in Research and Industry, Life Sciences and Service and Components and decreased in Electronics, as discussed in more detail below.

At December 31, 2008, our total backlog was $330.5 million compared to $310.8 million at December 31, 2007. Backlog consisted of product and service and components backlog of unfilled orders of $273.5 million and $57.0 million, respectively, at December 31, 2008 compared to $256.1 million and $54.7 million, respectively, at December 31, 2007.

Outlook for 2009

In light of the difficult global economic environment, including unprecedented volatility in foreign exchange markets, forecasting for all of 2009 is particularly challenging. After achieving revenue growth of 23.6% in 2007 compared to 2006, and 1.1% in 2008 compared with 2007, it is likely that we will experience a decline in revenue in 2009. We expect Electronics revenue to continue to be depressed in 2009. The depressed Electronics revenue may not be offset by any potential growth in our other markets for 2009.

Our backlog of unfilled orders as we enter the year is at record levels, and historically we have not experienced significant volumes of order cancellations. As result, revenues in the first half of 2009 will likely be approximately equal to, or only somewhat below, 2008 levels. If global economic conditions continue to be poor and this affects total new orders in the first half of 2009, our revenues could decline more significantly in the second half of 2009.

A significant portion of our revenue and expenses are denominated in euros. If the U.S. dollar continues to strengthen as it did in the second half of 2008, then our reported revenue would decline or grow more slowly. At the same time, our expenses would decline even more rapidly, improving operating income. Conversely, if the euro strengthens against the U.S. dollar, revenue would increase and expenses would increase more rapidly, reducing operating income. We are taking steps to create more naturally hedged positions, but, for 2009, the impact of currency movements are expected to generally be as described above.

Historically, our Research and Industry business has generally held up well in economic downturns, turning in flat revenue or even modest growth, as governments, institutions and corporations globally invest in research and product development. Depending on the severity of the current downturn or whether there are significant cuts in government spending, we could see a contraction in our Research and Industry business in general. In addition, the smaller Industrial portion of this segment could be negatively impacted by general economic weakness. Overall, we believe the global reach of our products and the multi-year budget cycles of many of our customers will provide a measure of downside protection. Presently, we expect continued growth in our Life Sciences business in 2009, although it will vary from quarter to quarter and we lack visibility into the second half of 2009. This is an emerging, research-oriented market for us, and we expect our revenue to continue to be positively affected by the introduction of the Titan Krios TEM in 2008. The Electronics segment, which includes semiconductor and data storage customers, is in the midst of a severe industry-wide downturn. Revenue for this segment is expected to decline in 2009. Despite the difficult environment, we believe we have the potential to demonstrate better performance than the semiconductor capital equipment industry as a whole, because of increased demand for our higher-resolution images as manufacturers move to smaller line widths and new processes, among other factors. Demand for service of our products is expected to grow modestly as our installed base of products grows. However, the current economic environment will most likely temper revenue growth in this segment.

We believe we hold leadership positions, both technologically and in the markets in which we compete, with our TEM and DualBeam products. In 2008, we introduced a SEM product that improves our relative competitive position significantly, although the difficult Electronics market has slowed its initial growth. Technology leadership is an important part of our strategy, and we believe it will help our performance relative to our competitors in 2009.

Our gross margins declined in 2008 after improvement in 2007 compared with 2006. Our goal is to generate margin improvement in 2009. We initiated a restructuring program during 2008 that includes elements related to lower costs from our suppliers, new outsourcing initiatives, more natural currency exposures, headcount reductions and improved systems. These programs are designed to help increase gross margins. In addition, many of our new products carry higher margins than older ones, and the higher-margin Electronics business has already declined as a portion of our business. Those two factors should help improve our product mix. Finally, a stronger U.S. dollar vs. the euro and the Czech koruna will also benefit gross margins. However, if revenues decline more rapidly than planned, it is unlikely that we will be able to improve gross margins due to fixed costs that cannot be significantly altered in the short term.

If the U.S. dollar continues at current exchange rates, or improves against the euro and Czech koruna in 2009, the growth in research and development and marketing spending will moderate because a large part of our research and development, marketing and management activities are located in Europe. In addition, we are severely restricting hiring as we enter 2009. Overall operating spending is expected to decline in 2009 compared with 2008.

Non-operating expense is expected to increase in 2009 due to significantly lower market interest rates and lower investable balances after the repayment of $196 million of outstanding debt in 2008. Increased volatility in foreign exchange markets also contributes to higher non-operating expense. Our annual tax rate of 26% is expected to be approximately the same in 2009 as it was in 2008.

Our goal for 2009 is to increase net income over 2008 levels. However, the combination of potential revenue declines, a difficult economic environment and lower non-operating income may offset operating improvements, lower operating expenses and a more favorable exchange rate environment, potentially resulting in net income in 2009 that is below 2008 levels.

Results of Operations

The following table sets forth our statement of operations data (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net sales	$599,179	$592,510	$479,491
Cost of sales	364,638	346,090	283,045

Gross profit	234,541	246,420	196,446
Research and development	70,378	66,042	57,528
Selling, general and administrative	126,960	124,160	100,279
Amortization of purchased technology	1,808	1,777	2,034
Restructuring, reorganization, relocation and severance costs	4,267	(272)	12,609
Merger costs	—	—	484
Asset impairment	—	—	465

Operating income	31,128	54,713	23,047
Other income, net	1,786	11,312	5,072

Income from continuing operations before income taxes	32,914	66,025	28,119
Income tax expense	8,612	8,077	10,467

Income from continuing operations	24,302	57,948	17,652
Loss from discontinued operations, net of tax	—	—	(947)
Gain on disposal of discontinued operations, net of tax	—	390	3,335

Net income	$24,302	$58,338	$20,040

The following table sets forth our statement of operations data as a percentage of net sales.

	Year Ended December 31,(1)
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9	58.4	59.0

Gross profit	39.1	41.6	41.0
Research and development	11.7	11.1	12.0
Selling, general and administrative	21.2	21.0	20.9
Amortization of purchased technology	0.3	0.3	0.4
Restructuring, reorganization, relocation and severance costs	0.7	—	2.6
Merger costs	—	—	0.1
Asset impairment	—	—	0.1

Operating income	5.2	9.2	4.8
Other income, net	0.3	1.9	1.1

Income from continuing operations before income taxes	5.5	11.1	5.9
Income tax expense	1.4	1.4	2.2

Income from continuing operations	4.1	9.8	3.7
Loss from discontinued operations, net of tax	—	—	(0.2)
Gain on disposal of discontinued operations, net of tax	—	0.1	0.7

Net income	4.1%	9.8%	4.2%

(1)	Percentages may not add due to rounding.

Net sales increased $6.7 million, or 1.1%, to $599.2 million in 2008 compared to $592.5 million in 2007 and increased $113.0 million, or 23.6%, in 2007 compared to $479.5 million in 2006. The factors affecting net sales are discussed in more detail below.

Net Sales by Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended December 31,
	2008		2007		2006
Electronics	$152,076	25.4%	$198,663	33.5%	$154,648	32.3%
Research and Industry	238,615	39.8%	214,551	36.2%	165,067	34.4%
Life Sciences	70,815	11.8%	51,874	8.8%	40,928	8.5%
Service and Components	137,673	23.0%	127,422	21.5%	118,848	24.8%

	$599,179	100.0%	$592,510	100.0%	$479,491	100.0%

Electronics

The $46.6 million, or 23.5%, decrease in Electronics sales in 2008 compared to 2007 was primarily due to global softness for semiconductor capital spending. The softness in the semiconductor industry resulted in fewer large wafer-level DualBeam and high-end TEM shipments.

The $44.0 million, or 28.5%, increase in Electronics sales in 2007 compared to 2006 was due to increases in the number of TEM and small-stage DualBeam system units sold. We achieved increased penetration of TEM sales due to higher resolution image requirements from customers. The increase in small-stage DualBeam systems was due to continued adoption of new products. Sales in the Electronics segment moderated in the third and fourth quarters of 2007 as compared to the first two quarters of 2007 due to a cyclical decline in semiconductor capital spending.

Research and Industry

The $24.1 million, or 11.2%, increase in Research and Industry sales in 2008 compared to 2007 was due primarily to continued strength in shipments to global nanotechnology research centers and increased shipments of our TEM products.

The $49.5 million, or 30.0%, increase in Research and Industry sales in 2007 compared to 2006 was due primarily to increases in the number of SEM and small-stage DualBeam system units sold as nanotechnology research strengthened. In addition, we had strong customer demand in this market for our high-end TEMs, including the Titan, other new SEM products and small-stage DualBeam products introduced in the last two years.

Life Sciences

The $18.9 million, or 36.5%, increase in Life Sciences sales in 2008 compared to 2007 was due primarily to an increase in shipments of TEMs.

The $10.9 million, or 26.7%, increase in Life Sciences sales in 2007 compared to 2006 was due primarily to an increase in the number of TEM units sold as the adoption of TEM technology increased in life sciences research applications.

Service and Components

The $10.3 million, or 8.0%, increase in Service and Components sales in 2008 compared to 2007 was due primarily to a higher volume of service contracts as our installed base continues to grow. Component sales include sales of individual components as well as equipment refurbishment.

The $8.6 million, or 7.2%, increase in Service and Component sales in 2007 compared to 2006 was due primarily to a larger installed base and the fact that the installed base had newer, higher-priced tools, which typically carry higher-priced service contracts. Component sales decreased $0.6 million, or 7.9%, in 2007 compared to 2006, primarily due to weakness in the Electronics market in the second half of 2007 and the timing of orders and shipments.

Net Sales by Geographic Region

A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Year Ended December 31,
	2008		2007		2006
North America	$204,541	34.1%	$230,413	38.9%	$167,389	34.9%
Europe	251,282	42.0%	218,091	36.8%	187,229	39.0%
Asia-Pacific Region	143,356	23.9%	144,006	24.3%	124,873	26.1%

	$599,179	100.0%	$592,510	100.0%	$479,491	100.0%

North America

The $25.9 million, or 11.2%, decrease in sales to North America in 2008 compared to 2007 was primarily due to the decline in our Electronics market sales, which was related to the general slow-down in global semiconductor capital spending.

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

Europe

The $33.2 million, or 15.2%, increase in sales to Europe in 2008 compared to 2007 was primarily due to strong sales of our high-end research tools, especially our TEMs. In addition, the change in the valuation of the European currencies in relation to the U.S. dollar during 2008 increased European sales in 2008 by approximately $16.1 million as compared to 2007.

Sales in Europe increased $30.9 million, or 16.5%, in 2007 compared to 2006. The development of several nanoresearch centers in the European region contributed to the increase. We also focused on increasing the number of indirect sales agents and distributors, which contributed to the increase in sales in both existing and emerging markets. The change in the valuation of the European currencies in relation to the U.S. dollar during 2007 increased European sales in 2007 by approximately $17.1 million as compared to 2006.

Asia-Pacific Region

The $0.7 million, or 0.5%, decrease in sales to the Asia-Pacific region in 2008 compared to 2007 was primarily due to declines in Electronics sales being partially offset by increases in Research and Industry and Life Sciences sales. In addition, the change in the valuation of currencies within the Asia-Pacific region in relation to the U.S. dollar during 2008 increased Asia-Pacific sales in 2008 by approximately $7.3 million as compared to 2007.

Sales in the Asia-Pacific region increased $19.1 million, or 15.3%, in 2007 compared to 2006. This increase was primarily due to higher unit sales, primarily in Japan and China. We also realized initial benefits from our investment in additional sales and service resources in 2007 in the Asia-Pacific region.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2008	2007	2006
Electronics	47.5%	51.8%	49.2%
Research and Industry	40.7%	41.5%	42.5%
Life Sciences	37.7%	39.8%	40.7%
Service and Components	28.0%	26.6%	28.2%
Overall	39.1%	41.6%	41.0%

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

Cost of sales increased $18.5 million, or 5.4%, to $364.6 million in 2008 compared to $346.1 million in 2007. This increase was primarily due to increased sales in 2008, the impact of higher costs of products produced in Europe due to the stronger euro for a majority of the year and a shift to a larger quantity of higher-cost TEMs and SEMs shipped in 2008 compared to 2007. The change in the valuation of European currencies in relation to the U.S. dollar during 2008 increased cost of sales by approximately $32.5 million in 2008 compared to 2007.

The net effect on our gross margin from the effect of the change in the valuation of currencies on our net sales and cost of sales in 2008 was a decrease to our gross margin percentage of approximately 3.2 percentage points.

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

The net effect on our gross margin from the effect of the change in valuation of currencies on our net sales and cost of sales in 2007 was an approximately $2.6 million decrease, which decreased our gross margin percentage by approximately 1.7 percentage points. Offsetting the negative currency effects were approximately $5.0 million of cash flow hedge gains recorded in cost of sales, which improved gross margins by approximately one percentage point.

Electronics

The decrease in Electronics gross margins in 2008 compared to 2007 was due primarily to the negative impact of the strengthening of the euro and Czech koruna on our costs of products produced in Europe and a shift in product mix to fewer semiconductor-related high-end TEM and wafer-level DualBeam tools for the data storage market.

The increase in Electronics gross margins in 2007 compared to 2006 was due primarily to the sale of more high-end systems, such as the data storage Certus DualBeam product, high-end TEM units and new small-stage DualBeam products.

Research and Industry

The decrease in Research and Industry gross margin in 2008 compared to 2007 was primarily due to the negative impact of the strengthening of the euro and Czech koruna during the first three quarters of 2008 on our costs of products produced in Europe. These factors were partially offset by a shift in product mix to more higher-end TEM tools.

The decrease in the Research and Industry gross margin in 2007 compared to 2006 was primarily due to pricing pressure on our SEM and lower-end TEM systems and costs to ramp production of our new Phenom product, partially offset by a shift in product mix to more high-end TEMs and small-stage DualBeam units.

Life Sciences

The decrease in the Life Sciences gross margins in 2008 compared to 2007 was primarily due to the negative impact of the strengthening of the euro and Czech koruna during the first three quarters of 2008 on our costs of products produced in Europe, as well as a shift in TEM product mix.

The decrease in the Life Sciences gross margin in 2007 compared to 2006 was primarily due to pricing pressures on our lower-end TEM and SEM systems. These factors were partially offset by the sale of more high-end TEM products, which have higher gross margins than other products within this segment.

Service and Components

The increase in the Service and Components gross margin in 2008 compared to 2007 was primarily due to improvements in parts usage, partially offset by an increase in labor costs in Europe as we realigned our European operations to service higher-end units. In addition, we gained efficiencies as revenues grew.

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

R&D costs were $70.4 million (11.7% of net sales) in 2008, $66.0 million (11.1% of net sales) in 2007 and $57.5 million (12.0% of net sales) in 2006.

R&D costs are reported net of subsidies and were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Gross spending	$74,238	$70,058	$61,420
Less subsidies	(3,860)	(4,016)	(3,892)

Net expense	$70,378	$66,042	$57,528

The $4.4 million increase in R&D costs in 2008 compared to 2007 was primarily due to a $3.2 million increase in labor and related costs due mainly to the currency impact of the weaker dollar during most of 2008.

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

SG&A costs were $127.0 million (21.2% of net sales) in 2008, $124.2 million (21.0% of net sales) in 2007 and $100.3 million (20.9% of net sales) in 2006.

The $2.8 million increase in SG&A costs in 2008 compared to 2007 was due primarily to a $3.0 million increase in overall labor and related costs as a result of increased sales force headcount and a $4.8 million increase due to the change in the valuation of foreign currencies in relation to the U.S. dollar during 2008, offset by a $4.5 million decrease related to variable incentive compensation expenses and lower consulting and corporate costs.

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

Amortization of Purchased Technology

Amortization of purchased technology was $1.8 million in 2008, $1.8 million in 2007 and $2.0 million in 2006. Our purchased technology balance at December 31, 2008 was $1.3 million and current amortization of purchased technology is approximately $0.5 million per quarter, which could increase if we acquire additional technology.

Asset Impairment

We had no asset impairment charges in 2008 or 2007.

Asset impairment charges of $0.5 million in 2006 were primarily for the write-off of the remaining costs related to the abandonment of our ERP system, which were incurred during the first quarter of 2006.

Restructuring, Reorganization, Relocation and Severance

The $4.3 million of restructuring, reorganization, relocation and severance expense in 2008 related to our April 2008 restructuring plan. We expect to incur approximately an additional $2.7 to $4.7 million related to the implementation of this plan in 2009, for total charges of between $7.0 million to $9.0 million. We expect some portion of these expenses will fall within SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Some of the expenses, however, may not fall within the specific requirements of SFAS No. 146. We are undertaking the restructuring with the aim of improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of a weakened dollar on our cost of goods sold.

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

Interest income represents interest earned on cash and cash equivalents, investments in marketable securities. Interest income was $14.4 million in 2008, $22.4 million in 2007 and $13.2 million in 2006.

The decrease in 2008 compared to 2007 was primarily due to a decrease in our invested balances, due to $45.9 million of payments in the first quarter of fiscal 2008 to repay the remaining balance on our 5.5% convertible notes and $149.4 million of payments, including premiums, in the second and third quarters of fiscal 2008 to repay principal on our $150.0 million zero coupon convertible notes and much lower interest rates.

The increase in 2007 compared to 2006 resulted from an increase in our invested balances, primarily due to cash generated by operations, as well as from the net proceeds from our sale of $115.0 million principal amount of 2.875% convertible debt in May 2006.

Interest expense for 2008, 2007 and 2006 included interest expense related to our $115.0 million principal amount of 2.875% convertible notes. Interest expense in 2007 and 2006 also included interest related to our 5.5% convertible notes issued in August 2001, which were repaid in full in January 2008. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense in all years.

Interest expense in 2008 included $0.2 million of premiums and commissions paid on the repurchase of the remaining $45.9 million of our 5.5% convertible notes as well as the write-off of $0.1 million of related deferred note issuance costs and $0.4 million of premiums and commissions paid on the repurchase of $148.9 million principal amount of our $150.0 million zero coupon convertible notes as well as the write-off of $0.2 million of related deferred note issuance costs.

Interest expense in 2006 included premiums and commissions paid on the repurchase of a portion of our 5.5% convertible subordinated notes as well as the write-off of deferred note issuance costs totaling $0.5 million.

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

Other, net in 2008 included a loss of $1.3 million related to ineffectiveness of certain of our cash flow hedges due to increased currency volatility and a $1.3 million gain related to the disposal of an insignificant sales subsidiary. In addition, during the fourth quarter of 2008, we classified our auction rate securities (“ARS”) as trading securities and, therefore, recognized an $18.4 million unrealized loss due to a decline in the fair market value of the ARS. Offsetting this loss was a $17.9 million gain related to the fair value of a put right we received pursuant to an agreement we entered into with UBS Financial Services Inc. (“UBS”), the issuer of the ARS. This put right requires UBS to repurchase all of our ARS at par on or before June 30, 2010. See Liquidity and Capital Resources below for more info.

Other, net in 2007 included a $0.5 million gain related to the disposal of one of our cost-method investments and a $0.5 million gain for the final escrow payment on the sale of a minority interest in a small technology company.

Other, net included a charge of $3.9 million in 2006 related to impairment charges and realized losses of certain of our cost-method investments. Additionally, in 2006, we recorded a $5.2 million gain related to the sale of one of our cost-method investments.

At December 31, 2008 and 2007, we did not have any significant cost-method investments on our balance sheet.

Income Tax Expense

We recorded a tax provision of $8.6 million, $8.1 million and $10.5 million, respectively, in 2008, 2007 and 2006, which reflected an effective tax rate of 26.2%, 12.2% and 37.2%, respectively.

Our 2008 tax provision on income from continuing operations reflected taxes on foreign earnings offset by a $1.5 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits and a tax benefit of $0.5 million related to the release of a valuation allowance recorded against net operating losses used to offset income earned in the U.S. We continue to record a valuation allowance against U.S. deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Our 2007 tax provision on income from continuing operations reflected taxes on foreign earnings offset by a $4.7 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits and a tax benefit of $5.3 million related to the release of valuation allowances recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.

Our 2006 tax provision consisted primarily of taxes accrued in foreign jurisdictions and reflects a benefit of $1.5 million related to the release of valuation allowances against a portion of U.S. deferred tax assets utilized during the period.

As of December 31, 2008, unrecognized tax benefits were $18.4 million and related primarily to uncertainty surrounding intercompany pricing and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $0.6 million and $2.6 million, respectively, at December 31, 2008 and 2007. Valuation allowances on deferred tax assets totaled $42.8 million and $39.5 million as of December 31, 2008 and 2007, respectively.

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

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2007	2006
Revenue	$—	$5,245
Pre-tax (loss) income	—	(905)
Income tax expense	—	42
Gain on disposal of discontinued operations, net of tax	390	3,335
Amount of goodwill and other intangible assets disposed of	—	3,133

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity and capital resources as of December 31, 2008 consisted of $190.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $94.1 million in non-current investments, $34.8 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

At December 31, 2008, we held ARS with a fair value of $91.7 million, which are included on our balance sheet at fair value as non-current investments in marketable securities. The par value of these securities was $110.1 million at December 31, 2008. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction.

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities.

All of the ARS held by us continue to carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the U.S. Department of Education (“USDE”).

On November 6, 2008 (the “Acceptance Date”), we entered into a settlement agreement (the “Agreement”) with UBS, the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. By accepting the terms of the settlement, we (1) received the non-transferable right (“Put Right”) to sell our ARS at par value to UBS on or before June 30, 2010, and (2) gave UBS the right to purchase the ARS from us at any time after the Acceptance Date as long as we receive the par value.

We expect to sell the ARS under the Put Right. However, if the Put Right is not exercised on or before June 30, 2010, it will expire and UBS will have no further rights or obligation to buy the ARS. Furthermore, UBS’s obligations under the Put Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Right.

The Agreement covers $110.1 million par value (fair value of $91.7 million) of the ARS held by us as of December 31, 2008. We consider the Put Right to be a freestanding financial instrument and we have accounted for it separately from the ARS. We believe the Put Right does not meet the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as the Put Right is non-transferrable and not considered by us to be readily convertible into cash. We also believe that, since the Put Right does not qualify as a derivative, it is not within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We have elected the fair value option to account for the Put Right pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and have recorded the instrument as an asset of approximately $17.9 million on our balance sheet in other long-term assets as of December 31, 2008 with a corresponding gain recorded in other income, net.

Simultaneously, we made an election under SFAS No. 115 to transfer our ARS from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Right on June 30, 2010. Prior to entering into the Agreement, our intent was to hold the ARS until the market recovered. At the time of the transfer, the unrealized loss on the ARS for the first three quarters of 2008 of $11.7 million included in accumulated other comprehensive income (loss) was immediately recognized in earnings, as a component of other income, net. During the fourth quarter of 2008, we recognized an additional decline in fair value of $6.7 million, included in other income, net for a total unrealized loss of $18.4 million for the year ended December 31, 2008.

We estimated the fair value of our ARS using a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at December 31, 2008.

We calculated the fair value of the Put Right based on the net present value of the difference between the par value and the fair market value of the ARS on December 31, 2008, using an eighteen month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We will reassess the fair values in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk, and other factors. Subsequent changes in fair value will be recorded as a component of other income, net.

We believe that we have sufficient cash resources and available credit lines, even if the ARS we hold remain illiquid until June 30, 2010, to meet our expected operational and capital needs for at least the next twelve months from December 31, 2008.

In 2008, cash and cash equivalents and short-term restricted cash decreased $144.1 million to $157.5 million as of December 31, 2008 from $301.6 million as of December 31, 2007 primarily as a result of $45.9 million used for the repayment in full of our 5.5% convertible notes, $149.4 million used for the repayment of a majority of the principal amount of our $150.0 million zero coupon subordinated convertible notes, including premiums, $13.5 million used for the purchase of property, plant and equipment and a $6.2 million unfavorable effect of exchange rate changes. These factors were partially offset by $54.5 million provided by operations, the net redemption of $18.6 million of marketable securities and $14.1 million of proceeds from the exercise of employee stock options.

Accounts receivable decreased $17.4 million to $139.7 million as of December 31, 2008 from $157.1 million as of December 31, 2007, primarily due to improved collections. The December 31, 2008 balance also included a $3.9 million decrease related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 84 days at December 31, 2008 compared to 95 days at December 31, 2007.

Inventories increased $2.8 million to $141.6 million as of December 31, 2008 compared to $138.8 million as of December 31, 2007. The increase primarily was due to timing of shipments and product mix, partially offset by a decrease due to currency movements of approximately $5.0 million. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.5 times for the quarter ended December 31, 2008 and 2.6 times for the quarter ended December 31, 2007.

Expenditures for property, plant and equipment of $13.5 million in 2008 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2009 to be approximately $20 to $25 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Other assets, net of $33.2 million at December 31, 2008 included the value of a put right, which was $17.9 million at December 31, 2008. See “Critical Accounting Policies and the Use of Estimates” below.

Accounts payable increased $3.8 million to $35.0 million as of December 31, 2008 compared to $31.2 million as of December 31, 2007. The increase resulted primarily from the timing of payments related to inventory purchases.

Accrued payroll liabilities decreased $7.6 million to $19.2 million as of December 31, 2008 compared to $26.8 million as of December 31, 2007. The decrease resulted primarily from lower required accruals for profit sharing and variable compensation programs for management personnel at December 31, 2008 as compared to December 31, 2007.

Other liabilities increased $3.7 million to $42.3 million as of December 31, 2008 compared to $38.6 million as of December 31, 2007. The increase resulted primarily from a $1.5 million increase in deferred maintenance revenue as a result of more contracts in France and Germany, offset by amortization on existing contracts, and a $2.5 million increase in our non-current tax liability as a result of additional unrecognized tax benefits recorded during the period, partially offset by a $0.4 million decrease in deferred compensation.

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of December 31, 2008.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2008, we had $46.5 million of these guarantees and letters of credit outstanding, of which approximately $45.8 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2008 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
Convertible Debt	$115,000	$—	$—	$115,000	$—
Convertible Debt Interest	14,614	3,306	6,613	4,695	—
Letters of Credit and Bank Guarantees	46,465	11,568	727	252	33,918
Purchase Order Commitments	30,992	30,992	—	—	—
Pension Related Obligations	1,543	25	107	129	1,282
Deferred Compensation Liability	2,418	—	—	—	2,418
Capital Leases	3,573	1,426	1,832	315	—
Operating Leases	53,236	6,161	11,491	10,195	25,389

Total	$267,841	$53,478	$20,770	$130,586	$63,007

We also have other liabilities of $18.4 million relating to uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to the uncertain tax positions, we have excluded this amount from the table above.

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

Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	valuation of investments in privately-held companies;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill and existing technology intangibles;

•	restructuring, reorganization, relocation and severance costs;

•	accounting for income taxes;

•	warranty liabilities;

•	stock-based compensation;

•	accounting for derivatives;

•	valuation of investments in ARS; and

•	valuation of UBS put right.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on collection experience and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve may occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in individual customers’ credit quality. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our bad debt expense totaled $1.1 million, $0.9 million and $0.7 million, respectively, in 2008, 2007 and 2006. Our allowance for doubtful accounts totaled $3.1 million and $3.8 million, respectively, at December 31, 2008 and 2007.

Valuation of Excess and Obsolete Inventory

Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence. Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service. As these service parts become older, we apply a higher percentage of reserve against the recorded balance, recognizing that the older the part, the less likely it is ultimately to be used. Provision for inventory valuation adjustments totaled $1.7 million in 2008, $1.0 million in 2007 and were insignificant in 2006. Provision for service inventory valuation adjustments totaled $4.3 million, $4.0 million and $4.2 million, respectively, in 2008, 2007 and 2006.

Valuation of Investments in Privately-Held Companies

We made investments in several small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other than temporarily impaired, in which case, we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an “other-than-temporary” decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. During 2006, we wrote off certain of our investments, incurring a charge of $3.9 million, and sold our remaining investments, resulting in a gain of $5.2 million. The carrying value of our investments in privately-held companies was insignificant on our balance sheet at both December 31, 2008 and 2007. See also Note 4 of Notes to Consolidated Financial Statements.

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

For information on impairments recognized in 2006, see Note 8 of Notes to Consolidated Financial Statements. No such adjustments were made in 2008 or 2007.

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, a two-step impairment test is performed at least annually, in accordance with the provisions of SFAS No. 142. We test goodwill for impairment annually in the fourth quarter. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments as disclosed under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The fair value of the reporting unit’s goodwill must be determined based on, and compared to, the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in the first step of our goodwill impairment analyses performed during 2008, 2007 or 2006.

Existing Technology Intangible Assets

Existing technology intangible assets purchased in business combinations, which represent the estimated value of products utilizing technology existing as of the combination date discounted to their net present value, are amortized on a straight-line basis over the estimated useful life of the technology. We currently are using amortization periods ranging from 5 to 12 years for these assets. Changes in technology could affect our estimates of the useful lives of such assets. We test our technology intangible assets for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144. We evaluate recoverability by comparing the carrying amount to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate. We review the estimated useful lives of the assets on an annual basis. We did not change estimated useful lives or recognize impairment charges related to our technology intangible assets during 2008, 2007 or 2006.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. During 2008, 2007 and 2006, we released approximately $0.5 million, $5.3 million and $1.5 million, respectively, in valuation allowance relating to U.S. deferred tax assets utilized to offset U.S. taxable income generated during the respective periods. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $0.6 million and $2.6 million, respectively, at December 31, 2008 and 2007 and our valuation allowance totaled $42.8 million and $39.5 million, respectively.

We also follow the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Interpretation No. 48 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense.

At December 31, 2008 and 2007, the liabilities related to total unrecognized tax benefits were $18.4 million and $15.7 million respectively, all of which would have an impact on the effective tax rate. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties of $1.7 million and $1.4 million, respectively. Unrecognized tax benefits relate mainly to uncertainty surrounding intercompany pricing and permanent establishment. See Note 13 of Notes to Consolidated Financial Statements for additional information.

Warranty Liabilities

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and warranty costs fluctuate. Our warranty reserve totaled $6.4 million and $6.6 million, respectively, at December 31, 2008 and 2007. Warranty expense totaled $10.6 million, $16.0 million and $11.7 million, respectively, during 2008, 2007 and 2006.

Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options, non-vested stock and stock purchases related to our employee share purchase plan based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes valuation model for valuing our stock option awards.

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

Accounting for Derivatives

We use a combination of forward contracts, zero cost collar contracts, option contracts and other instruments to hedge certain anticipated foreign currency exchange transactions. When specific criteria required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income (expense) during the quarter in which such changes occur.

We also use foreign forward exchange contracts to mitigate the foreign currency exchange impact of our cash, receivables and payables denominated in foreign currencies. These derivatives do not meet the criteria for hedge accounting. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period.

Valuation of Investments in Auction Rate Securities and Put Right

At December 31, 2008, we held ARS with a fair value of $91.7 million, which are included on our balance sheet at fair value as non-current investments in marketable securities. The par value of these securities was $110.1 million at December 31, 2008. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction.

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities.

All of the ARS held by us continue to carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the U.S. Department of Education (“USDE”).

On November 6, 2008 (the “Acceptance Date”), we entered into a settlement agreement (the “Agreement”) with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. By accepting the terms of the settlement, we (1) received the non-transferable right (“Put Right”) to sell our ARS at par value to UBS on or before June 30, 2010, and (2)

gave UBS the right to purchase the ARS from us at any time after the Acceptance Date as long as we receive the par value.

We expect to sell the ARS under the Put Right. However, if the Put Right is not exercised on or before June 30, 2010, it will expire and UBS will have no further rights or obligation to buy the ARS. Furthermore, UBS’s obligations under the Put Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Right.

The Agreement covers $110.1 million par value (fair value of $91.7 million) of the ARS held by us as of December 31, 2008. We consider the Put Right to be a freestanding financial instrument and we have accounted for it separately from the ARS. We believe the Put Right does not meet the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as the underlying ARS are not considered by us to be readily convertible into cash. We also believe that, since the Put Right does not qualify as a derivative, it is not within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Therefore, we have elected the fair value option to account for the Put Right pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and have recorded the instrument as an asset of approximately $17.9 million on our balance sheet in other long-term assets as of December 31, 2008 with a corresponding gain recorded in other income, net.

Simultaneously, we made an election under SFAS No. 115 to transfer our ARS from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Right on June 30, 2010. Prior to entering into the Agreement, our intent was to hold the ARS until the market recovered. At the time of the transfer, the unrealized loss on the ARS for the first three quarters of 2008 of $11.7 million included in accumulated other comprehensive income (loss) was immediately recognized in earnings, as a component of other income, net. During the fourth quarter of 2008, we recognized an additional decline in fair value of $6.7 million, included in other income, net for a total unrealized loss of $18.4 million for the year ended December 31, 2008.

We estimated the fair value of our ARS using a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at December 31, 2008.

We calculated the fair value of the Put Right based on the net present value of the difference between the par value and the fair market value of the ARS on December 31, 2008, using an eighteen month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We will reassess the fair values in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk, and other factors. Subsequent changes in fair value will be recorded as a component of other income, net.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local-currency-denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated results of operations and financial position. The major foreign currencies in which we experience periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling. For each of the last three years, more than 61% of our sales occurred outside of the U.S.

In addition, because of our substantial research, development and manufacturing operations in Europe, we incur a greater proportion of our costs in Europe than the revenue we derive from sales in that geographic region. Our raw materials, labor and other manufacturing costs are primarily denominated in U.S. dollars, euros and Czech korunas. This situation negatively affects our gross margins and results of operations when the dollar weakens in relation to the euro or koruna. A strengthening of the dollar in relation to the euro or koruna would have a net positive effect on our gross margins and results of operations. Movement of Asian currencies in relation to the dollar and euro can also affect our reported sales and results of operations because we derive more revenue than we incur costs from the Asia-Pacific region. In addition, several of our competitors are based in Japan and a weakening of the Japanese yen has the effect of lowering their prices relative to ours.

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in 2008 by $11.2 million. Holding other variables constant, if the U.S. dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $25.5 million as of December 31, 2008. Holding other variables constant, if the U.S. dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $20.9 million as of December 31, 2008.

Risk Mitigation

We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific accounting criteria have been met, changes in fair values of derivative contracts relating to anticipated transactions are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2008, the aggregate notional amount of our outstanding derivative contracts was $5.9 million, which contracts have varying maturities through December 29, 2009. We do not enter into derivative financial instruments for speculative purposes.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2008 would increase by approximately $0.6 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the U.S. dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

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

The hedging transactions we undertake are intended to limit our exposure to changes in the dollar/euro exchange rate. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $4.9 million, $3.1 million and $1.9 million, respectively, in 2008, 2007 and 2006.

Cash Flow Hedges

We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up generally on a twelve-month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro exchange rate. The zero cost collar contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.

These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $6.0 million in 2008 in cost of sales related to hedge results, compared to realized gains of $5.0 million in 2007 and $2.0 million in 2006. As of December 31, 2008, $1.8 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income. No significant charges were recorded in other income (expense) related to hedge dedesignations in 2008, 2007 or 2006, or for hedge ineffectiveness in 2007 or 2006. However, we recorded a $1.3 million charge for hedge ineffectiveness in 2008 as a result of currency volatility. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may decrease or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other income (expense) in the period of ineffectiveness or dedesignation.

In the first quarter of fiscal 2008, we terminated $44.5 million of outstanding forward extra cash flow hedges that were expiring after the first quarter of 2008. We recorded the $3.4 million realized gain from settlement of these contracts in other comprehensive income. These cash flow hedge gains were reclassified to cost of goods sold during subsequent quarters of 2008 to match the periods that the underlying hedged transactions affected net income.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2008, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt. The significant decline in U.S. interest rates in 2008, combined with the use of cash to pay off some of our outstanding debt securities, resulted in lower net interest income in 2008 compared with 2007.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2008, we held cash and cash equivalents of $146.5 million and short-term restricted cash of $11.0 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $1.6 million assuming our cash and cash equivalent balances at December 31, 2008 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Fixed Rate Debt Securities

As of December 31, 2008, we held short-term fixed rate investments of $32.9 million that consisted of corporate notes and bonds and government-backed securities. These investments are recorded on our balance sheet at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $0.3 million assuming our investment balances at December 31, 2008 remained constant.

Variable Rate-Notes

As of December 31, 2008, we held variable-rate auction securities (“ARS”) with a fair value of $91.7 million and a par value of $110.1 million. All of the ARS held by us continue to carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the USDE. None of these notes are backed by mortgages or collateralized debt obligations.

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities. During the fourth quarter of 2008, we entered into a settlement agreement with UBS, the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. As a result of this settlement, we reclassified the $91.7 million fair value of these securities out of available for sale and into trading securities. In connection with the reclassification into trading securities, we reclassified the temporary impairment related to these securities of $18.4 million out of accumulated other comprehensive income and into other income, net. Offsetting this loss within other income, net was a $17.9 million gain related to the put right we obtained pursuant to the agreement. See also “Liquidity and Capital Resources” above for additional information.

Declines in interest rates over time would reduce our interest income from our investments in variable-rate notes, as interest rates are reset periodically to current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $1.1 million assuming our investment balances at December 31, 2008 remained constant.

Fair Value of Convertible Debt

The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At December 31, 2008, we had $115.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $90.4 million at December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2008 is as follows:

2008 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$151,646	$154,039	$141,768	$151,726
Cost of sales	92,421	95,419	85,066	91,732

Gross profit	59,225	58,620	56,702	59,994
Total operating expenses(1)	50,419	53,686	50,484	48,824

Operating income	8,806	4,934	6,218	11,170
Other income (expense), net(2)	1,901	1,495	(591)	(1,019)

Income from continuing operations before income taxes	10,707	6,429	5,627	10,151
Income tax expense(3)	2,553	1,578	1,679	2,802

Net income	$8,154	$4,851	$3,948	$7,349

Basic net income per share	$0.22	$0.13	$0.11	$0.20

Diluted net income per share	$0.20	$0.12	$0.11	$0.20

Shares used in basic per share calculation	36,435	36,499	36,780	37,183
Shares used in diluted per share calculation	42,370	41,509	37,306	37,446

2007 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$147,959	$148,555	$145,788	$150,208
Cost of sales	84,216	86,798	84,556	90,520

Gross profit	63,743	61,757	61,232	59,688
Total operating expenses	44,933	46,761	47,773	52,240

Operating income	18,810	14,996	13,459	7,448
Other income, net(4)	1,197	3,130	3,161	3,824

Income from continuing operations before income taxes	20,007	18,126	16,620	11,272
Income tax expense (benefit) (5)	5,077	4,095	3,236	(4,331)

Income from continuing operations	14,930	14,031	13,384	15,603
Income from discontinued operations, net of tax(6)	127	—	—	263

Net income	$15,057	$14,031	$13,384	$15,866

Basic income per share from continuing operations	$0.43	$0.39	$0.37	$0.43
Basic income per share from discontinued operations	0.01	—	—	0.01

Basic net income per share	$0.44	$0.39	$0.37	$0.44

Diluted income per share from continuing operations	$0.36	$0.33	$0.31	$0.36
Diluted income per share from discontinued operations	—	—	—	0.01

Diluted net income per share	$0.36	$0.33	$0.31	$0.37

Shares used in basic per share calculations	34,556	35,742	36,216	36,323
Shares used in diluted per share calculations	45,307	46,471	46,419	46,477

(1)	Operating expenses in the second, third and fourth quarters of 2008 included $2.3 million, $1.2 million and $0.8 million, respectively, of restructuring, reorganization, relocation and severance expense.
(2)	Included in other income (expense), net in 2008 were $18.4 million of unrealized losses related to our auction rate securities (“ARS”) and a $17.9 million gain related to the fair value of the put right we received pursuant to an agreement we entered into with UBS Financial Services Inc. (“UBS”), the issuer of the ARS. This put right requires UBS to repurchase all of our ARS at par on or before June 30, 2010. In addition, other income (expense), net included a $1.3 million charge for ineffectiveness of certain of our cash flow hedges due to increased currency volatility and a $1.3 million gain related to the disposal of an insignificant sales subsidiary.
(3)	Income tax expense in 2008 included the release of $0.5 million of valuation allowances recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S., a portion of which was recorded each quarter.
(4)	Other income, net in the second quarter of 2007 included a $0.5 million gain on the sale of a minority interest in a small technology company and the third quarter of 2007 included a $0.5 million gain related to the disposal of one of our cost-method investments.
(5)	Our 2007 tax provision on income from continuing operations included a $4.7 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits in the fourth quarter of 2007 and a tax benefit of $5.3 million, a portion of which was recognized in each quarter of 2007, related to the release of valuation allowances recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.
(6)	Represents the results of Knights Technology, which was classified as a discontinued operation in 2006 and sold in the fourth quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FEI Company

Hillsboro, Oregon

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, OR
February 20, 2009

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,
	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$146,521	$280,593
Short-term investments in marketable securities	32,901	152,041
Short-term restricted cash	10,994	20,984
Receivables, net of allowances for doubtful accounts of $3,139 and $3,819	139,733	157,120
Inventories	141,609	138,762
Deferred tax assets	2,884	4,788
Other current assets	32,926	36,273

Total Current Assets	507,568	790,561

Non-current investments in marketable securities	94,098	12,758
Long-term restricted cash	34,833	24,621
Property, plant and equipment, net of accumulated depreciation of $85,391 and $78,083	76,991	74,700
Purchased technology, net of accumulated amortization of $45,197 and $43,509	1,295	2,862
Goodwill	40,964	40,864
Deferred tax assets	2,188	2,641
Non-current inventories	41,072	42,168
Other assets, net	33,163	16,834

Total Assets	$832,172	$1,008,009

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$34,964	$31,156
Accrued payroll liabilities	19,219	26,833
Accrued warranty reserves	6,439	6,585
Accrued agent commissions	9,882	8,401
Deferred revenue	44,135	60,681
Income taxes payable	3,040	3,106
Accrued restructuring, reorganization, relocation and severance	240	580
Current portion of convertible debt	—	195,882
Other current liabilities	33,732	29,266

Total Current Liabilities	151,651	362,490

Convertible debt	115,000	115,000
Deferred tax liabilities	4,164	4,479
Other liabilities	42,268	38,646

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,286 and 36,405 shares issued and outstanding, no par value	418,025	395,904
Retained earnings	50,700	26,398
Accumulated other comprehensive income	50,364	65,092

Total Shareholders’ Equity	519,089	487,394

Total Liabilities and Shareholders’ Equity	$832,172	$1,008,009

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006

Net Sales:
Products	$459,383	$464,191	$358,137
Products - related party	2,123	897	2,506
Service and components	137,314	127,101	116,702
Service and components - related party	359	321	2,146

Total net sales	599,179	592,510	479,491

Cost of Sales:
Products	265,543	252,546	197,742
Service and components	99,095	93,544	85,303

Total cost of sales	364,638	346,090	283,045

Gross Profit	234,541	246,420	196,446

Operating Expenses:
Research and development	70,378	66,042	57,528
Selling, general and administrative	126,960	124,160	100,279
Amortization of purchased technology	1,808	1,777	2,034
Restructuring, reorganization, relocation and severance	4,267	(272)	12,609
Merger costs	—	—	484
Asset impairment	—	—	465

Total operating expenses	203,413	191,707	173,399

Operating Income	31,128	54,713	23,047

Other Income (Expense):
Interest income	14,362	22,372	13,150
Interest expense	(7,906)	(8,735)	(7,355)
Other, net	(4,670)	(2,325)	(723)

Total other income, net	1,786	11,312	5,072

Income from continuing operations before income taxes	32,914	66,025	28,119
Income tax expense	8,612	8,077	10,467

Income from continuing operations	24,302	57,948	17,652
Income from discontinued operations, net of tax	—	—	(947)
Gain on disposal of discontinued operations, net of tax	—	390	3,335

Net income	$24,302	$58,338	$20,040

Basic income per share from continuing operations	$0.66	$1.62	$0.52
Basic income per share from discontinued operations	—	0.01	0.07

Basic net income per share	$0.66	$1.63	$0.59

Diluted income per share from continuing operations	$0.61	$1.35	$0.47
Diluted income per share from discontinued operations	—	0.01	0.06

Diluted net income per share	$0.61	$1.36	$0.53

Shares used in per share calculations:
Basic	36,766	35,709	33,818

Diluted	40,546	46,254	39,752

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006

Net income	$24,302	$58,338	$20,040
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	(11,169)	26,486	18,313
Change in unrealized loss on available-for-sale securities	(11,720)	415	793
Change in minimum pension liability, net of taxes	498	204	(603)
Reclassification of auction rate securities unrealized losses to other income, net	11,686	—	—
Changes due to cash flow hedging instruments:
Net gain on hedge instruments	2,192	5,494	4,542
Reclassification to net income of previously deferred gains related to hedge derivatives instruments	(6,215)	(4,977)	(1,974)

Comprehensive income	$9,574	$85,960	$41,111

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2005	33,800	$332,125	$(56,081)	$16,399	$292,443

Net income	—	—	20,040	—	20,040
Employee purchases of common stock through employee share purchase plan	187	3,516	—	—	3,516
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	565	9,631	—	—	9,631
Shares repurchased	(500)	(11,075)	—	—	(11,075)
Stock-based compensation expense	—	12,860	—	—	12,860
Tax benefit of non-qualified stock options exercised	—	1,422	—	—	1,422
Translation adjustment	—	—	—	18,313	18,313
Unrealized gain on available for sale securities	—	—	—	793	793
Minimum pension liability, net of taxes	—	—	—	(603)	(603)
Net adjustment for fair value of hedge derivatives	—	—	—	2,568	2,568

Balance at December 31, 2006	34,052	348,479	(36,041)	37,470	349,908

Net income	—	—	58,338	—	58,338
Employee purchases of common stock through employee share purchase plan	212	4,412	—	—	4,412
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	2,141	36,482	—	—	36,482
Stock-based compensation expense	—	7,351	—	—	7,351
Taxes paid as part of the net share settlement of restricted stock units	—	391	—	—	391
Restricted stock unit taxes for net share settlement	—	(1,211)	—	—	(1,211)
Translation adjustment	—	—	—	26,486	26,486
Unrealized gain on available for sale securities	—	—	—	415	415
Minimum pension liability, net of taxes	—	—	—	204	204
Net adjustment for fair value of hedge derivatives	—	—	—	517	517
Implementation of FIN 48	—	—	4,101	—	4,101

Balance at December 31, 2007	36,405	395,904	26,398	65,092	487,394

Net income	—	—	24,302	—	24,302
Employee purchases of common stock through employee share purchase plan	259	4,804	—	—	4,804
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	585	9,280	—	—	9,280
Stock-based compensation expense	—	8,153	—	—	8,153
Zero coupon convertible note settlement	37	1,013	—	—	1,013
Reclassification of auction rate securities unrealized losses to other income, net	—	—	—	11,686	11,686
Taxes paid as part of the net share settlement of restricted stock units	—	329	—	—	329
Restricted stock unit taxes for net share settlement	—	(1,458)	—	—	(1,458)
Translation adjustment	—	—	—	(11,169)	(11,169)
Unrealized gain on available for sale securities	—	—	—	(11,720)	(11,720)
Minimum pension liability, net of taxes	—	—	—	498	498
Net adjustment for fair value of hedge derivatives	—	—	—	(4,023)	(4,023)

Balance at December 31, 2008	37,286	$418,025	$50,700	$50,364	$519,089

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$24,302	$58,338	$20,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,481	13,690	13,356
Amortization	4,102	3,256	4,436
Stock-based compensation	8,153	7,351	12,820
Asset impairments and write-offs of property, plant and equipment and other assets	528	—	4,311
(Gain) loss on disposal of investments, property, plant and equipment and intangible assets	274	(3)	(6,726)
Other	226	391	1,826
Income taxes receivable (payable), net	7,862	3,824	1,900
Deferred income taxes	2,536	(1,498)	1,704
Gain on disposal of discontinued operations	—	(390)	(3,335)
(Increase) decrease in:
Receivables	16,680	(1,911)	(41,833)
Inventories	(15,439)	(34,772)	(9,831)
Other assets	(626)	(1,471)	(1,476)
Increase (decrease) in:
Accounts payable	4,000	(18,654)	13,317
Accrued payroll liabilities	(6,421)	3,371	10,466
Accrued warranty reserves	(109)	556	313
Deferred revenue	(16,184)	16,664	2,919
Accrued restructuring, reorganization, relocation and severance costs	(237)	(1,927)	(2,369)
Other liabilities	8,407	4,731	1,453

Net cash provided by operating activities	54,535	51,546	23,291

Cash flows from investing activities:
Increase in restricted cash	(1,537)	(17,075)	(4,965)
Acquisition of property, plant and equipment	(13,482)	(18,483)	(6,514)
Proceeds from disposal of property, plant and equipment and intangible assets	1	5	1,532
Proceeds from disposal of discontinued operations	—	—	7,750
Purchase of investments in marketable securities	(93,857)	(247,820)	(298,216)
Redemption of investments in marketable securities	112,449	353,560	230,707
Proceeds from disposal of unconsolidated subsidiary	—	—	4,829
Other	(3,286)	(268)	(259)

Net cash provided by (used in) investing activities	288	69,919	(65,136)

Cash flows from financing activities:
Redemption of 5.5% convertible notes	(45,882)	—	(29,118)
Redemption of zero coupon convertible notes	(148,987)
Issuance of 2.875% convertible notes, net of offering costs	—	—	111,868
Credit facility fees	(820)	—	—
Repurchase of common stock	—	—	(11,075)
Witholding taxes paid on issuance of vested restricted stock units	(1,456)	(1,213)	—
Excess tax benefits from share-based payment arrangements	329	—	—
Proceeds from exercise of stock options and employee stock purchases	14,097	40,894	13,147

Net cash (used in) provided by financing activities	(182,719)	39,681	84,822

Effect of exchange rate changes	(6,176)	8,791	8,913

(Decrease) increase in cash and cash equivalents	(134,072)	169,937	51,890

Cash and cash equivalents:
Beginning of year	280,593	110,656	58,766

End of year	$146,521	$280,593	$110,656

Supplemental Cash Flow Information:
(Refunds received) cash paid for income taxes, net	$(2,780)	$(5,194)	$5,387
Cash paid for interest	7,783	7,061	5,783
Inventories transferred to fixed assets	7,240	7,313	5,543
Notes payable issued to acquire intangible assets	—	4,014	—

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	valuation of marketable securities;

•	valuation of investments in privately-held companies;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill, existing technology intangibles;

•	restructuring, reorganization, relocation and severance costs;

•	accounting for income taxes;

•	warranty liabilities;

•	stock-based compensation;

•	accounting for derivatives;

•	valuation of investments in auction rate securities (“ARS”); and

•	valuation of put right.

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

Dependence on Key Suppliers

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, AP Tech, Frencken Mechatronics B.V. and AZD Praha STR for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (Restrictions on Hazardous Substances, or “RoHS,” regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Accounts Receivable

The roll-forward of our accounts receivable allowance was as follows (in thousands):

Balance, December 31, 2005	$3,305
Expense	729
Write-offs	(110)
Translation adjustments	257

Balance, December 31, 2006	4,181
Expense	939
Write-offs	(1,549)
Translation adjustments	248

Balance, December 31, 2007	3,819
Expense	1,125
Write-offs	(1,787)
Translation adjustments	(18)

Balance, December 31, 2008	$3,139

Write-offs include amounts written off for specifically identified bad debts.

Marketable Securities

We account for our investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Our investments include marketable debt securities, corporate notes and bonds and government-backed securities with maturities greater than 90 days at the time of purchase. Our fixed maturity securities, other than our ARS, are classified as available-for-sale securities and, accordingly, are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Certain equity securities held in short-term and long-term investments related to the executive deferred compensation plan, as well as our ARS, are classified as trading securities. See Note 3. Investments designated as trading securities are carried at fair value on the balance sheet, with the unrealized gains or losses recorded in interest and other income in the period incurred.

Realized gains and losses on all investments are recorded on the specific identification method and are included in interest and other income in the period incurred. Investments with maturities greater than 12 months from the balance sheet date are classified as non-current investments, unless they are expected to be liquidated within the next 12 months; in which case, the investment is classified as current.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” we record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. During 2008, 2007 and 2006, we released approximately $0.5 million, $5.3 million and $1.5 million, respectively, in valuation allowance relating to U.S. deferred tax assets utilized to offset U.S. taxable income generated during the respective periods. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $0.6 million and $2.6 million, respectively, at December 31, 2008 and 2007 and our valuation allowance totaled $42.8 million and $39.5 million, respectively.

We also follow the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Interpretation No. 48 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Significant income tax exposures include potential challenges to intercompany pricing and permanent establishment. In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of tax expense.

At December 31, 2008 and 2007, the liabilities related to total unrecognized tax benefits were $18.4 million and $15.7 million respectively, all of which would have an impact on the effective tax rate. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties of $1.7 million and $1.4 million, respectively. Unrecognized tax benefits relate mainly to uncertainty surrounding intercompany pricing and permanent establishment. See Note 13 for additional information.

Property, Plant and Equipment

Land is stated at cost. Buildings and improvements are stated at cost and depreciated over estimated useful lives of approximately 35 years using the straight-line method. Machinery and equipment, including systems used in research and development activities, production and in demonstration laboratories, are stated at cost and depreciated over estimated useful lives of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred. See Note 8 “Property, Plant and Equipment” for a discussion of property, plant and equipment impairment charges incurred in 2006.

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

Long-Lived Asset Impairment

We evaluate, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the remaining life and recoverability of equipment and other assets that are to be held and used, including purchased technology and other intangible assets with definite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Long-lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell. See Note 8 “Property, Plant and Equipment” for a discussion of long-lived asset impairment charges incurred in 2006.

Investments in Privately-Held Companies

We made investments in several small, privately held technology companies in which we hold less than 20% of the capital stock or hold notes receivable. We account for these investments at their cost unless their value has been determined to be other-than-temporarily impaired, in which case we write the investment down to its estimated fair value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an “other-than-temporary” decline is evident. However, for non-marketable equity securities, the impairment analysis requires significant judgment. We evaluate the financial condition of the investee, market conditions and other factors providing an indication of the fair value of the investments. Based on these actions, in 2006, we concluded that certain of these investments had “other-than-temporary” impairments and, accordingly, we recorded impairment charges totaling $3.9 million as a component of other income (expense). During 2007, we recorded gains totaling $1.0 million on the disposal of two of our cost-method investments. As of December 31, 2008 and 2007, we did not have any significant cost-method investments on our balance sheet. See also Note 4 “Investments.”

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, a two-step impairment test is performed at least annually, in accordance with the provisions of SFAS No. 142. We test goodwill for impairment annually in the fourth quarter. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments as disclosed under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in step one of our annual analysis during the fourth quarter of 2008, 2007 or 2006 as a result of this test.

Segment Reporting

Based upon definitions contained within SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in four reportable operating segments: Electronics, Research and Industry, Life Sciences and Service and Components. There are no

differences between the accounting policies used for our business segments compared to those used on a consolidated basis.

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

For sales arrangements containing multiple elements (products or services), revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. To be considered a separate element, the product or service in question must represent a separate unit under Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables,” and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.

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

A roll-forward of our warranty liability for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

Balance, December 31, 2005	$5,193
Reductions for warranty costs incurred	(11,143)
Warranties issued	11,686
Translation adjustments	(20)

Balance, December 31, 2006	5,716
Reductions for warranty costs incurred	(15,124)
Warranties issued	15,950
Translation adjustments	43

Balance, December 31, 2007	6,585
Reductions for warranty costs incurred	(10,708)
Warranties issued	10,622
Translation adjustments	(60)

Balance, December 31, 2008	$6,439

Research and Development

Research and development costs are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. These subsidies totaled $3.9 million, $4.0 million and $3.9 million in 2008, 2007 and 2006, respectively. Subsidies have decreased as the projects available for subsidies, primarily in the Netherlands and the U.S., have decreased.

Advertising

Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $3.7 million, $3.5 million and $2.9 million in 2008, 2007 and 2006, respectively.

Computation of Per Share Amounts

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount(1)
Basic EPS	$24,302	36,766	$0.66	$58,338	35,709	$1.63
Dilutive effect of zero coupon convertible subordinated notes	445	3,388	(0.04)	968	5,529	(0.21)
Dilutive effect of 2.875% convertible subordinated notes	—	—	—	3,756	3,918	(0.05)
Dilutive effect of stock options calculated using the treasury stock method	—	168	(0.01)	—	692	(0.02)
Dilutive effect of restricted shares	—	39	—	—	221	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—

Diluted EPS	$24,747	40,546	$0.61	$63,062	46,254	$1.36

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—			492

Convertible debt		3,918			927

	Year Ended December 31, 2006
	Net Income	Shares	Per Share Amount
Basic EPS	$20,040	33,818	$0.59
Dilutive effect of zero coupon convertible subordinated notes	968	5,529	(0.06)
Dilutive effect of stock options calculated using the treasury stock method	—	142	—
Dilutive effect of restricted shares	—	78	—
Dilutive effect of shares issuable to Philips	—	185	—

Diluted EPS	$21,008	39,752	$0.53

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—

Convertible debt		4,845

(1)	Amounts may not add due to rounding.

Stock-Based Compensation

We account for stock-based compensation pursuant to SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R applies to all awards granted or modified after January 1, 2006, the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption over the remainder the requisite service period. The cumulative effect of the change in accounting principle from Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to SFAS No. 123R was not material.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Cost of sales	$1,036	$1,008	$825
Research and development	1,061	950	852
Selling, general and administrative	6,056	5,393	4,053
Restructuring, reorganization, relocation and CEO severance related	—	—	7,090

	8,153	7,351	12,820
Stock-based compensation included as a component of discontinued operations	—	—	40

	$8,153	$7,351	$12,860

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

Year Ended December 31,	2008	2007	2006
Risk-free interest rate	0.5% -3.2%	3.4% -5.0%	2.8% -5.1%
Dividend yield	0.0%	0.0%	0.0%
Expected lives:
Option plans	— (1)	— (1)	4.8 years
Employee share purchase plan	6 months	6 months	6 months
Volatility	37% -46%	38% -40%	38% -74%
Discount for post vesting restrictions	0.0%	0.0%	0.0%

(1)	No options granted during 2008 or 2007.

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Expected lives were estimated based on the average between the stock option awards’ vest date and their contractual life. The expected volatility is calculated based on the historical volatility of our common stock.

We amortize stock-based compensation expense related to options granted prior to the adoption of SFAS No. 123R on a ratable basis and related to options granted after the adoption of SFAS No. 123R and restricted shares and restricted stock units on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally four years. Shares to be issued upon the exercise of stock options will come from newly issued shares. The exercise price of issued options equals the grant date fair value of the underlying shares and the options generally have a legal life of seven years. Stock-based compensation costs related to inventory or fixed assets were not significant in the years ended December 31, 2008, 2007 or 2006.

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

FSP No. APB 14-1

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 12, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, this FSP will be retrospectively applied to our $150.0 million principal amount of zero coupon subordinated convertible notes and the estimated impact of adoption will reduce net income in 2008, 2007 and 2006 by approximately $6.5 million, $12.1 million and $11.1 million, respectively. Given these notes were repaid in 2008, there will be no impact of this pronouncement going forward.

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

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. Given that SFAS No. 161 pertains primarily to footnote disclosures, we do not believe that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

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

3.	AUCTION RATE SECURITIES AND LIQUIDITY

At December 31, 2008, we held ARS with a fair value of $91.7 million, which are included on our balance sheet at fair value as non-current investments in marketable securities. The par value of these securities was $110.1 million at December 31, 2008. The ARS held by us have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction.

With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. Accordingly, during the first quarter of 2008, we reclassified our ARS to non-current investments in marketable securities from short-term investments in marketable securities.

All of the ARS held by us continue to carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the U.S. Department of Education (“USDE”).

On November 6, 2008 (the “Acceptance Date”), we entered into a settlement agreement (the “Agreement”) with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. By accepting the terms of the settlement, we (1) received the non-transferable right (“Put Right”) to sell our ARS at par value to UBS on or before June 30, 2010, and (2) gave UBS the right to purchase the ARS from us at any time after the Acceptance Date as long as we receive the par value.

We expect to sell the ARS under the Put Right. However, if the Put Right is not exercised on or before June 30, 2010, it will expire and UBS will have no further rights or obligation to buy the ARS. Furthermore, UBS’s obligations under the Put Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Put Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Put Right.

The Agreement covers $110.1 million par value (fair value of $91.7 million) of the ARS held by us as of December 31, 2008. We consider the Put Right to be a freestanding financial instrument and we have accounted for it separately from the ARS. We believe the Put Right does not meet the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as the Put Right is non-transferrable and not considered by us to be readily convertible into cash. We also believe that, since the Put Right does not qualify as a derivative, it is not within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We have elected the fair value option to account for the Put Right pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and have recorded the instrument as an asset of approximately $17.9 million on our balance sheet in other long-term assets as of December 31, 2008 with a corresponding gain recorded in other income, net.

Simultaneously, we made an election under SFAS No. 115 to transfer our ARS from available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise the Put Right on June 30, 2010. Prior to entering into the Agreement, our intent was to hold the ARS until the market recovered. At the time of the transfer, the unrealized loss on the ARS for the first three quarters of 2008 of $11.7 million included in accumulated other comprehensive income (loss) was immediately recognized in earnings, as a component of other income, net. During the fourth quarter of 2008, we recognized an additional decline in fair value of $6.7 million, included in other income, net for a total unrealized loss of $18.4 million for the year ended December 31, 2008.

We estimated the fair value of our ARS using a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at December 31, 2008.

We calculated the fair value of the Put Right based on the net present value of the difference between the par value and the fair market value of the ARS on December 31, 2008, using an eighteen month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We will reassess the fair values in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk, and other factors. Subsequent changes in fair value will be recorded as a component of other income, net.

4.	INVESTMENTS

Investments held at December 31, 2008 consisted of the following (in thousands):

	Cost basis	Unrealized gains	Unrealized losses		Estimated fair value	Short-term investments	Long-term investments
Fixed Maturities
Corporate notes and bonds	$17,789	$14	$(44)		$17,759	$17,759	$—
Government-backed securities	15,085	57	—		15,142	15,142	—
Auction rate securities	110,125	—	(18,445	)(1)	91,680	—	91,680

Fixed maturity securities	142,999	71	(18,489)		124,581	32,901	91,680

Equity Securities
Other investments	3,002	—	(584)		2,418	—	2,418

Equity securities	3,002	—	(584)		2,418	—	2,418

	$146,001	$71	$(19,073)		$126,999	$32,901	$94,098

(1)	Unrealized gains and losses on investments held as trading securities are included in other income, net.

Investments held at December 31, 2007 consisted of the following (in thousands):

	Cost basis	Unrealized gains	Unrealized losses	Estimated fair value	Short-term investments	Long-term investments
Fixed Maturities
Corporate notes and bonds	$32,965	$33	$(17)	$32,981	$22,992	$9,989
Government-backed securities	10,925	—	(1)	10,924	10,924	—
Auction rate securities	118,125	—	—	118,125	118,125	—

Fixed maturity securities	162,015	33	(18)	162,030	152,041	9,989

Equity Securities
Other investments	2,877	—	(108)	2,769	—	2,769

Equity securities	2,877	—	(108)	2,769	—	2,769

	$164,892	$33	$(126)	$164,799	$152,041	$12,758

Realized gains and losses on sales of marketable securities were insignificant in 2008, 2007 and 2006.

We review available for sale investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is “other-than-temporary,” we consider our ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with our investment policy, the severity and duration of the impairment and expected future performance. Unrealized losses on our corporate notes and bonds and government-backed securities are mainly due to interest rate movements, and no unrealized losses of any significance existed for a period in excess of 12 months.

Our investments classified as trading securities, such as our ARS and assets related to our deferred compensation plan, are carried on the balance sheet at fair value. All unrealized gains or losses are recorded in other income, net in the period incurred. In the fourth quarter of 2008, we recognized an $18.4 million unrealized loss related to our ARS investments. See Note 3.

For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess if impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. Based on these actions, in 2006, we concluded that certain of these investments had “other-than-temporary” impairments and, accordingly, we recorded impairment charges totaling $3.9 million as a component of other income (expense).

During 2006, in addition to the $3.9 million impairment charge mentioned above, we sold one cost-method investment for a gain of $5.2 million. In 2007, we recorded an additional $0.5 million gain for the final escrow payment related to the disposal of this investment. We recorded an additional $0.5 million gain in 2007 related to the sale of another investment, which was previously written down in 2006. At December 31, 2008 and 2007, we did not have any significant cost-method investments on our balance sheet.

Contractual maturities or expected liquidation dates of long-term marketable securities at December 31, 2008 were as follows (in thousands):

	1 - 2 years	3 years	Total
Auction rate securities	$91,680	$—	$91,680

5.	INVESTMENT IN IMAGO SCIENTIFIC INSTRUMENTS

In April 2008, we entered into a collaboration agreement with Imago Scientific Instruments Corporation (“Imago”) through which we will provide up to $1.0 million in strategic marketing and product road mapping through the first quarter of 2009 in exchange for a minority equity interest in the company. Imago also had the right to require us to purchase up to an additional $3.0 million of its preferred shares until the end of 2008. Imago did not exercise this right and the right terminated. There was no significant activity with respect to our investment in Imago through December 31, 2008.

Additionally, in February 2009, we informed Imago that we are not electing to exercise an option that we held to acquire a controlling interest in the company.

6.	FACTORING OF ACCOUNTS RECEIVABLE

In 2008 and 2007, we entered into agreements under which we sold a total of $3.3 million and $1.2 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Discounts related to the sale of the receivables, which were immaterial, were recorded on our statements of operations as other expense.

7.	INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007
Raw materials and assembled parts	$44,458	$48,732
Service inventories, estimated current requirements	18,588	18,358
Work-in-process	56,777	51,438
Finished goods	21,786	20,234

Total inventories	$141,609	$138,762

Non-current inventories	$41,072	$42,168

Non-service inventory valuation adjustments totaled $1.7 million in 2008, $1.0 million in 2007 and were insignificant in 2006. Provision for service inventory valuation adjustments totaled $4.3 million, $4.0 million and $4.2 million, respectively, in 2008, 2007 and 2006.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Land	$7,780	$7,780
Buildings and improvements	18,195	18,000
Leasehold improvements	7,079	7,336
Machinery and equipment	76,375	70,539
Demonstration systems	27,780	25,232
Other fixed assets	25,173	23,896

	162,382	152,783
Accumulated depreciation	(85,391)	(78,083)

Total property, plant and equipment, net	$76,991	$74,700

In 2006, we recorded a $0.5 million charge as asset impairments on our consolidated statements of operations related to the write-off of costs related to our enterprise resource planning (“ERP”) system abandonment. No impairment charges were recorded in 2008 or 2007.

9.	GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$40,864	$40,900
Adjustments to goodwill	100	(36)

Balance, end of year	$40,964	$40,864

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

Purchased Technology and Other Intangible Assets

At December 31, 2008 and 2007, our other intangible assets included purchased technology, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	December 31,
		2008	2007
Purchased technology	5 to 12 years	$46,492	$46,371
Accumulated amortization		(45,197)	(43,509)

		$1,295	$2,862

Patents, trademarks and other	2 to 15 years	$7,569	$7,167
Accumulated amortization		(3,612)	(2,534)

		3,957	4,633

Note issuance costs	5 to 7 years	3,159	13,891
Accumulated amortization		(1,165)	(10,814)

		1,994	3,077

Total intangible assets included in other long-term assets		$5,951	$7,710

See Note 11 for a discussion of note issuance cost write-offs totaling $0.1 million in 2008 and $0.3 million in 2006 related to the convertible note redemptions.

Amortization expense, excluding note issuance cost write-offs, was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Purchased technology	$1,808	$1,777	$2,034
Capitalized software	—	—	131
Patents, trademarks and other	1,108	754	502
Note issuance costs	940	1,640	1,490

	$3,856	$4,171	$4,157

Expected amortization, without consideration for foreign currency effects, is as follows (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
2009	$694	$796	$452
2010	432	791	452
2011	57	729	452
2012	57	684	452
2013	55	626	186
Thereafter	—	331	—

10.	CREDIT FACILITIES AND RESTRICTED CASH

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

As of December 31, 2008, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of December 31, 2008.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2008, we had $46.5 million of these guarantees and letters of credit outstanding, of which approximately $45.8 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

11.	CONVERTIBLE NOTES

2.875% Convertible Subordinated Notes

On May 19, 2006, we issued $115.0 million aggregate principal amount of convertible subordinated notes. The interest rate on the notes is 2.875%, payable semi-annually. The notes are due on June 1, 2013, are subordinated to all previously existing and future senior indebtedness, and are effectively subordinated to all indebtedness and other liabilities of our subsidiaries. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $3.1 million and is recorded on our balance sheet in other long-term assets and is being amortized over the life of the notes. The amortization of these costs totals $0.1 million per quarter and is reflected as additional interest expense in our statements of operations. The notes are convertible into 3,918,395 shares of our common stock, at the note holder’s option, at a price of $29.35 per share.

In February 2009, we repurchased $10.0 million principal amount of our 2.875% Convertible Subordinated Notes for approximately $8.7 million.

5.5% Convertible Subordinated Notes

On August 3, 2001, we issued $175.0 million of convertible subordinated notes, due August 15, 2008, through a private placement. The notes have been fully redeemed with the following transactions:

Date	Amount Redeemed	Redemption Price	Redemption Premium	Related Note Issuance Costs Written Off
June 2003	$30.0 million	102.75%	$0.8 million	$0.7 million
May 2005	70.0 million	101.0%	$0.7 million	1.1 million
February 2006	24.9 million	100.375%	$0.1 million	0.3 million
June 2006	4.2 million	100.4% - 100.5%	$0.1 million	—
January 2008	45.9 million	100.0%	—	0.1 million

	$175.0 million		$1.7 million	$2.2 million

The redemption premium and write-off of related note issuance costs were included as a component of interest expense in the period of redemption. As of December 31, 2008, none of our 5.5% convertible subordinated notes remained outstanding.

Zero Coupon Convertible Subordinated Notes

On June 13, 2003, we issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes. The interest rate on the notes was zero and the notes did not accrete interest. The notes were due on June 15, 2023 and were first puttable to us at the noteholder’s option (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount.

The noteholders of $148.9 million principal amount put their notes to us on June 15, 2008 at 100.25% of the principal amount. Accordingly, the $148.9 million principal amount, plus $0.4 million of premium, was paid to the noteholders in June 2008. The premium was reflected as additional interest expense in 2008. In addition, unamortized debt offering costs, which totaled $0.2 million, were also recognized as additional interest expense in 2008.

We called the remaining $1.1 million of outstanding notes on July 30, 2008. On August 14, $1.0 million of notes were converted to 37,335 shares of our common stock and $0.1 million was paid in cash to redeem the notes.

As of December 31, 2008, none of our zero coupon convertible subordinated notes remained outstanding.

12.	LEASE OBLIGATIONS

We have operating leases for certain of our manufacturing and administrative facilities that extend through 2019. The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs. The leases generally provide renewal options at current market rates.

Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.6 million in 2008, $7.1 million in 2007 and $7.1 million in 2006.

The approximate future minimum rental payments due under these agreements as of December 31, 2008, were as follows (in thousands):

Year Ending December 31,
2009	$6,161
2010	5,844
2011	5,647
2012	5,662
2013	4,533
Thereafter	25,389

Total	$53,236

13.	INCOME TAXES

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$(1,724)
State	(63)	(756)	211
Foreign	8,112	11,720	10,169

	8,049	10,964	8,656
Deferred (benefit) expense	563	(2,887)	1,811

Total income tax expense	$8,612	$8,077	$10,467

The effective income tax rate applied to net income varied from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Tax expense at statutory rates	$11,520	$23,108	$9,841
Increase (decrease) resulting from:
State income taxes, net of federal benefit	520	343	211
Foreign taxes	(1,343)	(7,829)	1,265
Research and experimentation benefit	(1,982)	(1,268)	(324)
Tax audit settlements	(1,483)	(4,694)	—
Non-deductible items	1,527	1,664	915
Change in valuation allowance	(464)	(5,305)	(1,506)
Other	317	2,058	65

	$8,612	$8,077	$10,467

Our tax provision in 2008, 2007 and 2006 primarily reflected taxes on foreign earnings, offset by the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S. As detailed in the table above, the 2008 and 2007 provisions were also affected by releases of $1.5 million and $4.7 million, respectively, of unrecognized tax benefits, including interest and penalties, as a result of settlements with taxing authorities.

We continue to record a valuation allowance against our remaining U.S. deferred tax assets as we do not believe it is more likely than not that the benefit of the deferred tax assets will be realized in future periods.

Current taxes payable were reduced for foreign tax benefits recorded to common stock and related to stock compensation of $0.3 million, $0.4 million and $1.4 million, respectively, in 2008, 2007 and 2006. No tax benefits were recorded in the U.S. for excess tax benefits relating to stock-based compensation in 2008, 2007 or 2006 due to our current valuation allowance against net operating losses in the U.S.

Deferred Income Taxes

Net deferred tax assets and liabilities were included in the following consolidated balance sheet accounts:

	December 31,
	2008	2007
Deferred tax assets – current	$2,884	$4,788
Deferred tax assets – non-current	2,188	2,641
Other current liabilities	(274)	(385)
Deferred tax liabilities – non-current	(4,164)	(4,479)

Net deferred tax assets	$634	$2,565

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accrued liabilities	$1,397	$945
Warranty reserves	1,236	1,331
Inventory reserves	6,704	5,168
Allowance for bad debts	256	489
Revenue recognition	2,874	5,538
Loss carryforwards	20,983	21,771
Tax credit carryforwards	8,087	5,384
Fixed assets	443	624
Intangible assets	3,054	2,507
Unrealized investment	1,588	473
Stock compensation	614	334
Other assets	657	2,405

Gross deferred tax assets	47,893	46,969
Valuation allowance	(42,821)	(39,540)

Net deferred tax assets	5,072	7,429

Deferred tax liabilities:
Fixed assets	(221)	(229)
Other liabilities	(4,217)	(4,635)

Total deferred tax liabilities	(4,438)	(4,864)

Net deferred tax asset	$634	$2,565

At December 31, 2008, we had approximately $55.3 million of U.S. net operating loss carryforwards that can be used to offset future income for U.S. federal income tax purposes, which expire through 2028, and approximately $36.3 million for Oregon income tax purposes, which expire through 2023. Approximately $0.5 million of the decrease in net operating loss carryforwards was due to excess tax benefits relating to share-based compensation and other equity related items in 2008. Additionally, deferred tax expense of $0.1 million, $0.8 million and $1.6 million was recorded in other comprehensive income in 2008, 2007 and 2006, respectively.

Our valuation allowances on deferred tax assets totaled $42.8 million and $39.5 million as of December 31, 2008 and 2007, respectively. In assessing the realizability of deferred tax assets, SFAS No. 109, “Accounting for Income Taxes,” establishes a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment. Our “more likely than not” assessment was principally based upon our historical losses in the U.S. and our forecast of future profitability in certain tax jurisdictions, primarily the U.S.

Federal and state research and development tax credit carryforwards as of December 31, 2008 were $6.1 million and expire between 2009 and 2028. Federal foreign tax credits as of December 31, 2008 were $1.3 million and expire between 2010 and 2011. We also have $1.3 million of alternative minimum tax carryforwards, which do not expire.

As of December 31, 2008, U.S. income taxes have not been provided for approximately $172.5 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries.

Unrecognized Tax Benefits Under Interpretation No. 48 and Other Tax Contingencies

We adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2008, unrecognized tax benefits related mainly to uncertainty surrounding intercompany pricing and permanent establishment. A reconciliation of our unrecognized tax benefits and related deferred tax assets was as follows (in thousands):

	Unrecognized Tax Benefits	Deferred Tax Assets
Balance at January 1, 2007	$17,602	$8,541
Additions for tax positions taken in 2007	11,261	—
Additions for tax positions taken in prior periods	380	—
Decreases for lapses in statutes of limitation	(261)	—
Decreases for settlements with taxing authorities	(13,235)	(8,541)

Balance at December 31, 2007	15,747	—
Additions for tax positions taken in 2008	4,060	—
Increases for tax positions taken in prior periods	375	—
Decreases for lapses in statutes of limitation	(332)	—
Decreases for settlements with taxing authorities	(1,483)	—

Balance at December 31, 2008	$18,367	$—

Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

	December 31,
	2008	2007
Other current liabilities	$445	$332
Other liabilities	17,922	15,415

Unrecognized tax benefits	$18,367	$15,747

The entire balance of unrecognized tax benefits, if recognized, would reduce our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accruals for interest and penalties of $1.7 million and $1.4 million as of December 31, 2008 and 2007, respectively.

Tax expense included the following relating to interest and penalties (in thousands):

	Year Ended December 31,
	2008	2007
Benefit for lapse of statutes of limitations and settlement with taxing authorities	$(684)	$(900)
Accruals for current and prior periods	936	805

	$252	$(95)

During 2007, we requested a bilateral Advance Pricing Agreement (“APA”) between the U.S. and Dutch tax authorities under the mutual agreement procedures of the tax treaty. The requested transfer pricing methodologies would result in a total of approximately $44.9 million of additional tax deductions in The Netherlands and $44.9 million of additional taxable income in the U.S. The additional income in the U.S. can be offset by net operating loss carryforwards. As the outcome of the requested APA is not considered more likely than not, we have not recognized the benefit resulting from the use of the net operating loss carryforwards. Due to the uncertainty surrounding the timing of a possible agreement between the taxing authorities, we believe it is reasonably possible that unrecognized tax benefits related to this matter could decrease in the range of zero to $12.8 million in the next 12 months.

For the remainder of the unrecognized tax benefits, we believe it is reasonably possible they could decrease, in the next 12 months, between zero and $0.4 million due to lapses of statutes of limitations and between zero and $2.1 million as the result of settlements with taxing authorities.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of December 31, 2008:

Jurisdiction	Open Tax Years
U.S.	2004 and forward
The Netherlands	2005 and forward
Czech Republic	2005 and forward

14.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

Restructuring, reorganization, relocation and severance costs are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

In April 2008, we adopted a restructuring plan for which we incurred $4.3 million of costs in 2008 and we expect to incur between approximately $2.7 million and $4.7 million in 2009 related to the implementation of this plan. We expect some portion of these expenses will fall within SFAS No. 146. Some of the expenses, however, may not fall within the specific requirements of SFAS No. 146. We are undertaking the restructuring with the aim of improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of a weakened dollar on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the approximate total cost of the restructuring to range from $7.0 million to $9.0 million.

A summary of the anticipated restructuring expenses is as follows:

Type of Expense	Approximate Range of Expected Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.0 million - $4.0 million	$2.8 million incurred. Remainder in the first half of 2009.

Transfer of manufacturing and other activities	$2.0 million - $2.5 million	$0.2 million incurred. Remainder in 2009.

Shift of supply chain	$2.0 million - $2.5 million	$1.3 million incurred. Remainder in 2009.

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

Effective April 1, 2006, our Chairman, President and Chief Executive Officer (“CEO”) was terminated. Our CEO was a party to an existing Executive Severance Agreement, which resulted in a severance charge of $9.3 million, of which $2.2 million related to the cash severance payments and $7.1 million related to the non-cash expense associated with the fair market value of the modified stock options, which modified the original awards to (i) accelerate all unvested stock options; (ii) waive the cancellation clause upon termination of employment; and (iii) extend their legal lives.

The following tables summarize the charges, expenditures and write-offs and adjustments in 2008, 2007 and 2006 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Year Ended December 31, 2008	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$2,787	$(2,456)	$(110)	$221
Transfer of manufacturing and related activities and shift of supply chain	—	1,620	(1,620)	—	—
Abandoned leases, leasehold improvements and facilities	580	(140)	(389)	(32)	19

	$580	$4,267	$(4,465)	$(142)	$240

Year Ended December 31, 2007	Beginning Accrued Liability	Charged (Credited) to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$178	$8	$(187)	$1	$—
Abandoned leases, leasehold improvements and facilities	2,261	(280)	(1,454)	53	580

	$2,439	$(272)	$(1,641)	$54	$580

Year Ended December 31, 2006	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$1,778	$2,619	$(4,343)	$124	$178
Abandoned leases, leasehold improvements and facilities	3,496	665	(1,906)	6	2,261
CEO severance, excluding stock-based compensation	—	2,235	(2,235)	—	—

	$5,274	$5,519	$(8,484)	$130	$2,439

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

PEO Combination

On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2008, 2007 or 2006 to Philips under this agreement. As of December 31, 2008, 185,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.

Stock Incentive Plans

As of December 31, 2008, a total of 5,382,015 shares of our common stock were reserved for issuance pursuant to our stock incentive plans.

16.	STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation Information

Certain information regarding our stock-based compensation was as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Weighted average grant-date fair value of share options granted	$—	$—	$6,069
Weighted average grant-date fair value of restricted shares and restricted stock units	11,013	8,538	7,458
Total intrinsic value of share options exercised	3,064	34,083	3,711
Fair value of restricted shares and restricted stock units vested	4,594	2,528	57
Cash received from options exercised and shares purchased under all share-based arrangements	14,097	40,894	13,147
Tax benefit realized for stock options	329	391	1,422

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 9,750,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock.

We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, restricted stock units (“RSUs”) and restricted shares. The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed, or earlier, at the discretion of the Board of Directors. At December 31, 2008, there were 2,555,273 shares available for grant under these plans and 5,382,015 shares of our common stock were reserved for issuance. Activity under these plans was as follows (share amounts in thousands):

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2007	2,569	$23.25
Forfeited	(6)	19.03
Expired	(83)	27.49
Exercised	(477)	19.52

Balances, December 31, 2008	2,003	23.99

	Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balances, December 31, 2007	593	$28.60
Granted	452	24.39
Forfeited	(56)	29.57
Vested	(164)	28.08

Balances, December 31, 2008	825	26.49

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

Summary

Certain information regarding all options outstanding as of December 31, 2008 was as follows (share amounts in thousands):

	Options Outstanding	Options Exercisable
Number	2,003	1,842
Weighted average exercise price	$23.99	$24.39
Aggregate intrinsic value	$0.8 million	$0.8 million
Weighted average remaining contractual term	2.86 years	2.71 years

As of December 31, 2008, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $20.5 million, which will be recognized over the weighted average remaining vesting period of 1.89 years.

Employee Share Purchase Plan

In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). A total of 2,700,000 shares of our common stock may be issued pursuant to the ESPP, as amended. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods. A total of 258,915 shares were purchased pursuant to the ESPP during 2008 at a weighted average purchase price of $18.55 per share, which represented a weighted average discount of $3.27 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2008, 783,052 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.

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

Employees in the Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. Pension costs relating to this multi-employer plan were $7.8 million in 2008, $6.7 million in 2007 and $6.3 million in 2006.

Outside the U.S. and the Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.

Plan costs for our defined contribution plans outside the U.S. and the Netherlands totaled $1.3 million in 2008, $0.8 million in 2007 and $0.4 million in 2006.

Plan costs for our defined benefit pension plans were insignificant in 2008, $0.9 million in 2007 and $0.3 million in 2006. Obligations under the defined benefit pension plans are not funded. A liability for the projected benefit obligations of these plans of $1.5 million and $2.5 million was included in other non-current liabilities as of December 31, 2008 and 2007, respectively. Unrealized gains (losses) recorded in other comprehensive income related to the additional minimum pension liability for these plans totaled $0.5 million in 2008, $0.2 million in 2007 and $(0.6) million in 2006. Due to the immateriality of these defined benefit pension plan costs, we have not included all disclosures required by SFAS No. 87,

“Employers Accounting for Pensions,” and SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.”

Profit Share and Variable Compensation Programs

We maintain an Employee Profit Share Plan and a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the Board of Directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors. The total cost of these plans was $4.2 million in 2008, $9.2 million in 2007 and $9.3 million in 2006.

Profit Sharing 401(k) Plan

We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $1.3 million in 2008, $1.4 million in 2007 and $1.1 million in 2006 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock.

Deferred Compensation Plan

We maintain a deferred compensation plan (the “Plan”) which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2008 and 2007, the invested amounts under the Plan totaled $2.4 million and $2.8 million, respectively, and were recorded on our balance sheets as non-current investments in marketable securities and as a long-term liability to recognize undistributed amounts due to employees.

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

Sales to Philips (while they were a related party in 2006), Applied Materials, LSI (while they were a related party prior to 2007), Nanosys and Cascade Microtech, Inc. were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Product sales:
Applied Materials	$2,123	$897	$1,353
Philips	—	—	842
Cascade Microtech	—	—	311

Total product sales	2,123	897	2,506

Service sales:
Applied Materials	332	306	266
Cascade Microtech	27	15	—
LSI Logic	—	—	172
Nanosys	—	—	23
Philips	—	—	1,685

Total service sales	359	321	2,146

Total sales	$2,482	$1,218	$4,652

As of December 31, 2008, Applied Materials did not owe us any amounts related to its purchases.

During 2008, we purchased $17,000 worth of goods from Cascade Microtech, Inc. and, as of December 31, 2008, we owed Cascade Microtech, Inc. $11,000 for these purchases.

During 2008 we purchased $2.5 million of goods from Schneeberger, Inc. One of the members of our Board of Directors also serves on the Board of Directors of Schneeberger, Inc. As of December 31, 2008, we owed Schneeberger, Inc. $0.5 million for these purchases.

During 2008, we purchased services totaling $92,000 from Fidelity Investments. FMR LLC, the parent company of Fidelity Investments, is a greater than 5% shareholder. At December 31, 2008 we did not owe Fidelity Investments any amounts related to these purchases.

During 2008, we purchased goods totaling $439,000 from TMC BV. One of the members of our Board of Directors also serves on the Supervisory Board of TMC BV. At December 31, 2008 we did not owe TMC BV any amounts related to these purchases.

During 2008 and 2007, we purchased services totaling $150,000 and $157,000, respectively, from EasyStreet Online Services. One of the members of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services. As of December 31, 2008, we owed EasyStreet Online Services $5,000 for these purchased services.

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

Derivatives used by us to hedge foreign currency exchange risks are zero cost collar contracts and option contracts. These instruments protect against the risk that the eventual net cash inflows from foreign currency denominated transactions will be adversely affected by changes in exchange rates beyond a range specified at the inception of the hedging relationship. We hedge up to 90% of anticipated U.S. dollar denominated sales of our foreign subsidiaries for a rolling 12-month period.

All zero cost collar contracts entered into by us to hedge forecasted transactions qualify for, and are designated as, foreign-currency cash flow hedges. Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income in the quarter that the related derivative matures. Results of hedges are recorded as cost of sales when the underlying hedged transaction affects net income.

Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of December 31, 2008, the maximum term over which we are hedging exposures to the variability of cash flows for all forecasted and recorded transactions was 12 months. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may decrease or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other income (expense) in the period of ineffectiveness or dedesignation. No significant charges were recorded in other income (expense) related to hedge dedesignations in 2008, 2007 or 2006, or for ineffectiveness in 2007 or 2006. However, we recorded a $1.3 million charge for hedge ineffectiveness as a component of other, net in 2008 as a result of currency volatility.

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

Net realized gains (losses) related to cash flow hedges recorded in cost of sales were $6.0 million in 2008, $5.0 million in 2007 and $2.0 million in 2006. As of December 31, 2008 and 2007, $(1.8) million and $2.2 million, respectively, of deferred net unrealized (losses) gains on outstanding derivatives were recorded as other comprehensive income. The 2008 deferred unrealized losses are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income.

Cash Flow Hedge Termination

In the first quarter of 2008, we terminated $44.5 million of outstanding forward extra cash flow hedges that were expiring after the first quarter of 2008. We recorded the $3.4 million realized gain from settlement of these contracts in other comprehensive income. These cash flow hedge gains were reclassified to cost of goods sold in the second through fourth quarters of 2008 as the underlying hedged transaction affected net income.

Other Derivatives

Changes in the fair value of foreign forward exchange contracts entered into to mitigate the foreign exchange risks related to non-functionally denominated cash, receivables and payables are recorded in other income (expense) currently together with the transaction gain or loss from the hedged balance sheet position. Excluding zero cost collar contracts and option losses, foreign exchange losses, net of the balance sheet hedge benefits, were $4.9 million in 2008, $3.1 million in 2007 and $1.9 million in 2006.

20.	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $31.0 million at December 31, 2008. These commitments expire at various times through the fourth quarter of 2009.

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Year Ended December 31, 2008	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$152,076	$238,615	$70,815	$137,673	$—	$599,179
Gross profit	72,258	97,023	26,683	38,577	—	234,541

Year Ended December 31, 2007
Sales to external customers	$198,663	$214,551	$51,874	$127,422	$—	$592,510
Gross profit	102,940	88,964	20,638	33,878	—	246,420

Year Ended December 31, 2006
Sales to external customers	$154,648	$165,067	$40,928	$118,848	$—	$479,491
Gross profit	76,030	70,207	16,664	33,545	—	196,446

December 31, 2008
Total assets	$90,100	$142,390	$35,560	$137,186	$426,936	$832,172

December 31, 2007
Total assets	$88,142	$150,857	$41,405	$137,570	$590,035	$1,008,009

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

Our long-lived assets were geographically located as follows (in thousands):

December 31,	2008	2007
United States	$53,544	$50,862
The Netherlands	17,114	20,202
Other	13,155	12,702

Total	$83,813	$83,766

The following table summarizes sales by geographic region (in thousands):

	North America	Europe	Asia- Pacific	Total
2008
Product sales	$138,872	$205,101	$117,533	$461,506
Service and component sales	65,669	46,181	25,823	137,673

Total sales	$204,541	$251,282	$143,356	$599,179

2007
Product sales	$164,757	$179,304	$121,027	$465,088
Service and component sales	65,656	38,787	22,979	127,422

Total sales	$230,413	$218,091	$144,006	$592,510

2006
Product sales	$104,879	$150,933	$104,831	$360,643
Service and component sales	62,510	36,296	20,042	118,848

Total sales	$167,389	$187,229	$124,873	$479,491

None of our customers represented 10% or more of our total sales in 2008, 2007 or 2006.

Sales to countries which totaled 10% or more of our total sales were as follows (dollars in thousands):

	Dollar Amount	% of Total Sales
2008
United States	$194,740	32.5%

2007
United States	$228,576	38.6%

2006
United States	$165,130	34.4%
Germany	$49,743	10.4%

22.	DISCONTINUED OPERATIONS

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

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2007	2006
Revenue	$—	$5,245
Pre-tax (loss) income	—	(905)
Income tax expense	—	42
Gain on disposal of discontinued operations, net of tax	390	3,335
Amount of goodwill and other intangible assets disposed of	—	3,133

No impairment charge was recorded related to the assets of the discontinued operations.

23.	FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

Also effective January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. As of December 31, 2008, we elected to value a put right received from UBS at fair value pursuant to the provisions of SFAS No. 159. See Note 3.

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

The levels of the fair value hierarchy are as follows:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities pursuant to SFAS No. 157 (in thousands):

	Level 1	Level 2	Level 3
Assets
Auction rate marketable securities	$—	$—	$91,680
Put right	—	—	17,917
Available for sale marketable securities	35,319	—	—

	$35,319	$—	$109,597

Liabilities
Derivative contracts	$—	$5,852	$—

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2007	$—	$—
Fair value transferred in from Level 1 securities	110,125	—
Impairment charge reflected as a component of other income, net	(18,445)	—
Fair value of put right	—	17,917

Balance, December 31, 2008	$91,680	$17,917

See Note 3 for a discussion of the valuation techniques used for determining the fair values of the ARS and the put right. See Note 4 for a discussion of the valuation techniques used for determining the fair value of our investments in marketable securities.

We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2008.

We believe the carrying amounts of cash and cash equivalents, receivables, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

The fair value and cost of our convertible notes was as follows (in thousands):

December 31,	2008		2007
	Fair Value	Cost	Fair Value	Cost
Convertible notes	$90,419	$115,000	$328,810	$310,882

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FEI Company

Hillsboro, Oregon

We have audited the internal control over financial reporting of FEI Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 20, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Portland, Oregon
February 20, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Membership of the Audit Committee, Code of Ethics, Executive Officers, Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Information required by this item will be included under the captions Director Compensation, Executive Compensation, Compensation Discussion and Analysis for Named Executive Officers and Compensation Committee Interlocks and Insider Participation in our proxy statement for our 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our proxy statement for our 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be included under the caption Approval of Appointment of Public Accounting Firm in our proxy statement for our 2009 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Exhibit No.	Description
3.1(7)	Third Amended and Restated Articles of Incorporation

3.2(9)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3(18)	Amended and Restated Bylaws, as amended on February 18, 2009

4.1(11)	Indenture, dated as of May 19, 2006, between the Company and The Bank of New York Trust Company, as trustee

4.2	Form of 2.875% Convertible Subordinated Note due 2013 (incorporated by reference to Annex A of Exhibit 4.1)

4.3(12)	Registration Rights Agreement, dated as of May 19, 2006, among FEI Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Needham & Company, LLC, Thomas Weisel Partners LLC, D.A. Davidson & Co. and Merriman Curhan Ford & Co.

4.4(9)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

10.1+(18)	1995 Stock Incentive Plan, as amended

10.2+(2)	1995 Supplemental Stock Incentive Plan

10.3+(1)	Form of Incentive Stock Option Agreement

10.4+(1)	Form of Nonstatutory Stock Option Agreement

Exhibit No.	Description
10.5+(16)	1995 Employee Share Purchase Plan, as amended effective September 17, 2008

10.6(3)	Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of FEI, as lessee, including a guarantee by FEI of the lessee’s obligations thereunder

10.7+	Amended and Restated Executive Severance Agreement by and between Dr. Don Kania and FEI Company

10.8+(12)	Stand-alone Non-statutory Stock Option Agreement (for grant of 100,000 option shares outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.9+(12)	Stand-alone Restricted Stock Unit Agreement (for grant of 25,000 units outside the 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.10+(12)	Form of Restricted Stock Unit grant (for grant of 75,000 units to Dr. Kania within the 1995 Stock Incentive Plan)

10.11+(4)	FEI Company Nonqualified Deferred Compensation Plan

10.12(5)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

10.13(6)	Master Agreement for the Acht facility, dated January 14, 2003

10.14+(8)	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.15+(14)	Description of Compensation of Non-Employee Directors

10.16+(10)	Form of Lock-Up Agreement between FEI and Certain of its Executive Officers and Other Members of Senior Management

10.17+(17)	2009 FEI Management Variable Compensation Plan Program Summary Description

10.18+(10)	Description of Accelerated Vesting of Certain Stock Options Held by Employees

10.19+(13)	Employment Agreement with Robert H. J. Fastenau, dated November 28, 2006

10.20+	Amendment to Offer Letter of Employment to Benjamin Loh, dated December 19, 2008

10.21(15)	Credit Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, and each of the Lenders party thereto from time to time

10.22(15)	Security and Pledge Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent

10.23+	Form of Amended and Restated Executive Severance Agreement

10.24+(19)	2008 FEI Management Variable Compensation Plan Program Summary Description

10.25+	Amendment to Offer Letter of Employment to Ray Link, dated December 10, 2008

14(9)	Code of Ethics

21	Subsidiaries

23	Consent of Deloitte & Touche, LLP

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement of Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.
(4)	Incorporated by reference to our Registration Statement on Form S-3, filed on April 23, 2001.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2006.
(14)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2008.
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2008.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2009.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.
(19)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2009	FEI COMPANY

	By	/s/ DON R. KANIA
Don R. Kania
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2009:

Signature	Title

/s/ DON R. KANIA	Director, President and
Don R. Kania	Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK	Executive Vice President and Chief Financial
Raymond A. Link	Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL J. ATTARDO	Director
Michael J. Attardo

Director
Lawrence A. Bock

Director
Wilfred J. Corrigan

/s/ THOMAS F. KELLY	Director
Thomas F. Kelly

/s/ WILLIAM W. LATTIN	Director
William W. Lattin

/s/ JAN C. LOBBEZOO	Director
Jan C. Lobbezoo

/s/ GERHARD H. PARKER	Director
Gerhard H. Parker

/s/ JAMES T. RICHARDSON	Chairman of the Board
James T. Richardson

/s/ DONALD R. VANLUVANEE	Director
Donald R. VanLuvanee

Director
Richard H. Wills