Form 10-Q
period 2009-04-05
FEI CO
filed 2009-05-07
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 5, 2009 was 37,380,531.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 5, 2009	December 31, 2008(1)
Assets
Current Assets:
Cash and cash equivalents	$209,172	$146,521
Short-term investments in marketable securities	16,988	32,901
Short-term restricted cash	9,626	10,994
Receivables, net of allowances for doubtful accounts of $3,657 and $3,139	153,855	139,733
Inventories	141,394	141,609
Deferred tax assets	3,148	2,884
Other current assets	35,346	32,926

Total Current Assets	569,529	507,568
Non-current investments in marketable securities	97,880	94,098
Long-term restricted cash	39,271	34,833
Property, plant and equipment, net of accumulated depreciation of $83,847 and $85,391	74,975	76,991
Goodwill	40,943	40,964
Deferred tax assets	1,998	2,188
Non-current inventories	40,893	41,072
Other assets, net	29,254	34,458

Total Assets	$894,743	$832,172

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,669	$34,964
Accrued payroll liabilities	18,454	19,219
Accrued warranty reserves	6,657	6,439
Accrued agent commissions	9,297	9,882
Deferred revenue	55,327	44,135
Income taxes payable	4,376	3,040
Accrued restructuring, reorganization, relocation and severance	111	240
Short-term line of credit	70,800	—
Other current liabilities	39,374	33,732

Total Current Liabilities	243,065	151,651
Convertible debt	100,000	115,000
Deferred tax liabilities	3,691	4,164
Other liabilities	27,088	42,268
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,349 and 37,286 shares issued and outstanding, no par value	472,762	469,893
Retained earnings (deficit)	5,171	(1,168)
Accumulated other comprehensive income	42,966	50,364

Total Shareholders’ Equity	520,899	519,089

Total Liabilities and Shareholders’ Equity	$894,743	$832,172

(1)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	April 5, 2009	March 30, 2008(1)
Net Sales:
Products	$108,235	$116,982
Products - related party	327	232
Service and components	33,236	34,328
Service and components - related party	35	104

Total net sales	141,833	151,646
Cost of Sales:
Products	59,887	66,983
Service and components	23,254	25,438

Total cost of sales	83,141	92,421

Gross Profit	58,692	59,225
Operating Expenses:
Research and development	16,780	17,807
Selling, general and administrative	32,826	32,612
Restructuring, reorganization, relocation and severance	962	—

Total operating expenses	50,568	50,419

Operating Income	8,124	8,806
Other Income (Expense):
Interest income	1,133	4,999
Interest expense	(1,912)	(5,352)
Other, net	459	(867)

Total other income (expense), net	(320)	(1,220)

Income before income taxes	7,804	7,586
Income tax expense	1,466	2,553

Net income	$6,338	$5,033

Basic net income per share	$0.17	$0.14

Diluted net income per share	$0.17	$0.14

Shares used in per share calculations:
Basic	37,322	36,435

Diluted	37,616	36,841

(1)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 5, 2009	March 30, 2008(1)
Net income	$6,338	$5,033
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	(8,508)	20,254
Change in unrealized loss on available-for-sale securities	(63)	(6,785)
Change in minimum pension liability, net of taxes	(2)	(21)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(301)	4,952
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	1,476	(3,480)

Comprehensive (loss) income	$(1,060)	$19,953

(1)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 5, 2009	March 30, 2008(1)
Cash flows from operating activities:
Net income	$6,338	$5,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,039	4,053
Amortization	1,080	4,189
Stock-based compensation	2,903	2,035
Gain on trading securities and UBS Put Right	(108)	—
Loss on disposal of investments, property, plant and equipment and intangible assets	9	26
Write-off of deferred note issuance costs on redemption	250	146
Gain on redemption of 2.875% convertible note	(2,025)	—
Income taxes (receivable) payable, net	648	4,342
Deferred income taxes	1,651	270
(Increase) decrease in:
Receivables	(17,174)	(19,304)
Inventories	(4,454)	(3,808)
Other assets	175	(1,183)
Increase (decrease) in:
Accounts payable	5,263	6,605
Accrued payroll liabilities	(147)	(6,562)
Accrued warranty reserves	340	50
Deferred revenue	11,992	(2,643)
Accrued restructuring, reorganization, relocation and severance costs	(119)	(101)
Other liabilities	(9,502)	4,634

Net cash provided by (used in) operating activities	1,159	(2,218)
Cash flows from investing activities:
(Increase) decrease in restricted cash	(4,476)	3,599
Acquisition of property, plant and equipment	(3,045)	(5,311)
Proceeds from disposal of property, plant and equipment	3	—
Purchase of investments in marketable securities	—	(93,857)
Redemption of investments in marketable securities	15,784	75,628
Other	(142)	(198)

Net cash provided by (used in) investing activities	8,124	(20,139)
Cash flows from financing activities:
Redemption of 5.5% convertible note	—	(45,882)
Redemption of 2.875% convertible note	(13,077)	—
Witholding taxes paid on issuance of vested restricted stock units	(370)	(738)
Proceeds from line of credit	70,800	—
Proceeds from exercise of stock options and employee stock purchases	301	274

Net cash provided by (used in) financing activities	57,654	(46,346)
Effect of exchange rate changes	(4,286)	3,453

Increase (decrease) in cash and cash equivalents	62,651	(65,250)
Cash and cash equivalents:
Beginning of period	146,521	280,593

End of period	$209,172	$215,343

Supplemental Cash Flow Information:
Cash (refunded) paid for income taxes, net	$963	$(2,564)
Cash paid for interest	808	1,940
Inventories transferred to fixed assets	(64)	1,290

(1)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen weeks ended April 5, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on February 20, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, unrecognized tax benefits, tax valuation allowances, the valuation of businesses acquired and related in-process research and development and other intangibles, the valuation of minority debt and equity investments in non-public companies, the valuation of investments in auction rate securities, the valuation of the UBS AG (together with its affiliates, “UBS”) put right, the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill and the timing of revenue recognition and the timing and valuation of stock-based compensation.

3.	STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 9,750,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock. At April 5, 2009, there were 3,001,557 shares available for grant under these plans and 5,296,068 shares of our common stock were reserved for issuance.

Certain information regarding all options outstanding as of April 5, 2009 was as follows:

	Options Outstanding	Options Exercisable
Number	1,522,891	1,364,766
Weighted average exercise price	$23.37	$23.83
Aggregate intrinsic value	$0.1 million	$0.1 million
Weighted average remaining contractual term	3.4 years	3.3 years

Restricted shares and restricted stock units (“RSUs”) outstanding, including awards issued within and outside of the 1995 Plan, totaled 771,620 at April 5, 2009.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended
	April 5, 2009	March 30, 2008
Cost of sales	$347	$291
Research and development	335	234
Selling, general and administrative	2,221	1,510

	$2,903	$2,035

As of April 5, 2009, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $18.2 million, which will be recognized over the weighted average remaining vesting period of 1.7 years.

4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended April 5, 2009			Thirteen Weeks Ended March 30, 2008(1)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$6,338	37,322	$0.17	$5,033	36,435	$0.14
Dilutive effect of stock options calculated using the treasury stock method	—	47	—	—	162	—
Dilutive effect of restricted shares	—	62	—	—	59	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—

Diluted EPS	$6,338	37,616	$0.17	$5,033	36,841	$0.14

	Thirteen Weeks Ended April 5, 2009	Thirteen Weeks Ended March 30, 2008
Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units	1,790	1,499

Convertible debt	3,407	9,447

(1)	Restated for the effects of the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 for additional information.

5.	CREDIT FACILITY AND RESTRICTED CASH

We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of April 5, 2009, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of April 5, 2009.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees, which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At April 5, 2009, we had $49.5 million of these guarantees and letters of credit outstanding, of which approximately $48.9 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

See also Note 6.

6.	AUCTION RATE SECURITIES, PUT RIGHT AND RELATED LINE OF CREDIT

On November 6, 2008, we accepted an offer by UBS of certain auction rate securities Rights (the “Put Right”). The Put Right permits us to cause UBS to repurchase, at par value, our auction rate securities (the “ARS”) during the period beginning on June 30, 2010 and ending on July 2, 2012. The fair value of the ARS and the Put Right was approximately $95.4 million and $14.3 million, respectively, as of April 5, 2009, as discussed in more detail below. The par value of the ARS was $110.1 million at April 5, 2009. The Put Right was offered in connection with UBS’s obligations under settlement agreements with the U.S. SEC and other federal and state regulatory authorities.

In addition, UBS offered us the ability to borrow no-net cost loans secured by the ARS. On March 25, 2009, we entered into an uncommitted secured demand revolving credit facility (the “UBS Credit Facility”) with UBS Bank USA (the “Lender”), providing for a line of credit in an amount of up to $70.8 million, or approximately 75% of the market value of the ARS. The obligations under the UBS Credit Facility are secured by substantially all of our collateral accounts, money, investment property and other property maintained with UBS, including the ARS (the “UBS Collateral”), subject to certain exceptions. In connection with entering into the UBS Credit Facility agreement, we amended our $100.0 million secured revolving credit facility with JPMorgan Chase Bank, N.A. to permit the incurrence of indebtedness secured by the UBS Collateral and the transactions contemplated under the UBS Credit Facility.

As of April 5, 2009, we drew down $70.8 million, the full amount available under the UBS Credit Facility. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repay any outstanding obligations under the UBS Credit Facility.

The UBS Credit Facility contains affirmative and negative covenants, including, among other things, (i) a covenant that, if at any time there are amounts owing under the UBS Credit Facility and the ARS can be sold or otherwise conveyed by us for gross proceeds that are at least equal to the par value of the ARS, then we will sell or convey the ARS to the extent necessary to pay off any amounts owing under the UBS Credit Facility and will use the proceeds to pay those amounts, and (ii) a covenant that limits our ability to grant liens on the collateral.

The UBS Credit Facility includes customary events of default that include, among other things, non-payment defaults, the failure to maintain sufficient collateral, covenant defaults, inaccuracy of representations and warranties, the failure to provide financial and other information in a timely manner, bankruptcy and insolvency defaults, cross-defaults to other indebtedness and judgment defaults. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of April 5, 2009, we were in compliance with all of the terms of the UBS Credit Facility.

We estimate the fair value of our ARS quarterly using a discounted cash flow model, comparing the expected rate of interest to be received on the ARS to similar securities. We then discount the securities over a three to ten year term, depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at April 5, 2009. The increase in the fair value of the ARS in the first quarter of 2009 totaled $3.7 million and was recorded as a component of other income, net.

We also calculate the fair value of the Put Right on a quarterly basis based on the net present value of the difference between the par value and the fair market value of the ARS at the end of each quarter, using a fifteen month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We also consider several other factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk and other factors. The decrease in the fair value of the Put Right in the first quarter of 2009 totaled $3.6 million and was recorded as a component of other income, net.

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

Inventories consisted of the following (in thousands):

	April 5, 2009	December 31, 2008
Raw materials and assembled parts	$41,807	$44,458
Service inventories, estimated current requirements	18,860	18,588
Work-in-process	56,641	56,777
Finished goods	24,086	21,786

Total inventories	$141,394	$141,609

Non-current inventories	$40,893	$41,072

Non-service inventory valuation adjustments totaled $1.2 million and $0.4 million, respectively, in the thirteen weeks ended April 5, 2009 and March 30, 2008. Service inventory valuation adjustments totaled $1.2 million and $0.7 million, respectively, during the thirteen weeks ended April 5, 2009 and March 30, 2008.

8.	GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	April 5, 2009	March 30, 2008
Balance, beginning of period	$40,964	$40,864
Adjustments to goodwill	(21)	(26)

Balance, end of period	$40,943	$40,838

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	April 5, 2009	December 31, 2008
Purchased technology	5 to 12 years	$46,110	$46,492
Accumulated amortization		(45,453)	(45,197)

		657	1,295
Patents, trademarks and other	2 to 15 years	7,951	7,569
Accumulated amortization		(3,682)	(3,612)

		4,269	3,957
Note issuance costs	5 to 7 years	2,747	3,159
Accumulated amortization		(1,111)	(1,165)

		1,636	1,994

Total intangible assets included in other long-term assets		$6,562	$7,246

Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	April 5, 2009	March 30, 2008
Purchased technology	$325	$453
Patents, trademarks and other	291	274
Note issuance costs	358	355

	$974	$1,082

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2009	$296	$652	$295
2010	361	864	393
2011	—	804	393
2012	—	760	393
2013	—	702	162
Thereafter	—	487	—

	$657	$4,269	$1,636

9.	WARRANTY RESERVES

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

The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	April 5, 2009	March 30, 2008
Balance, beginning of period	$6,439	$6,585
Reductions for warranty costs incurred	(2,556)	(3,206)
Warranties issued	2,882	3,346
Translation and changes in estimates	(108)	163

Balance, end of period	$6,657	$6,888

10.	INCOME TAXES

We recorded a tax provision of approximately $1.5 million for the thirteen week period ended April 5, 2009. The provision consisted primarily of taxes accrued in foreign jurisdictions reduced by a tax benefit for valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. We continue to record a valuation allowance against remaining U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Taxes

Deferred tax assets, net of valuation allowances of $42.8 million as of both April 5, 2009 and December 31, 2008 were classified on the balance sheet as follows (in thousands):

	April 5, 2009	March 30, 2008
Deferred tax assets – current	$3,148	$5,242
Deferred tax assets – non-current	1,998	3,314
Other current liabilities	(259)	(281)
Deferred tax liabilities – non-current	(3,691)	(5,270)

Net deferred tax assets	$1,196	$3,005

Unrecognized Tax Benefits

During the thirteen week period ended April 5, 2009, unrecognized tax benefits increased $1.2 million, net of a reduction of $0.4 million resulting from a lapse of applicable statutes of limitations. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities during the quarter. We classify interest and penalties associated with unrecognized tax benefits as a component of tax expense in the statement of operations.

Current and non-current liability components of unrecognized tax benefits at April 5, 2009 and December 31, 2008 were classified on the balance sheet as follows (in thousands):

	April 5, 2009	December 31, 2008
Other current liabilities	$16,905	$445
Other liabilities	2,650	17,922

Unrecognized tax benefits	$19,555	$18,367

During the thirteen week period ended April 5, 2009, we reclassified $15.4 million of unrecognized tax benefits to current based on the estimated timing of settlement.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of April 5, 2009:

Jurisdiction	Open Tax Years
U.S.	2004 and forward
The Netherlands	2006 and forward
Czech Republic	2006 and forward

11.	RELATED PARTY AND OTHER ACTIVITY

During the first quarter of fiscal 2009 and 2008, we sold products and services to Applied Materials, Inc. A director of Applied Materials is a member of our Board of Directors. We also sold services to Cascade Microtech, Inc. Our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc. Sales to Applied Materials, Inc. and Cascade Microtech, Inc. were as follows (in thousands):

	Thirteen Weeks Ended
	April 5, 2009	March 30, 2008
Product sales:
Applied Materials	$327	$232

	$327	$232
Service sales:
Applied Materials	$34	$104
Cascade Microtech	1	—

	$35	$104

Total sales to related parties	$362	$336

As of April 5, 2009, Applied Materials owed us $411,000 related to its purchases.

During the thirteen week periods ended April 5, 2009 and March 30, 2008, we purchased $12,000 and $0, respectively, worth of goods from Cascade Microtech, Inc. and, as of April 5, 2009, we did not owe Cascade Microtech, Inc. any amounts for these purchases.

During the thirteen week periods ended April 5, 2009 and March 30, 2008, we purchased $1.8 million and $252,000, respectively, worth of goods from Schneeberger, Inc. One of our executive officers serves on the Board of Directors of Schneeberger, Inc. As of April 5, 2009, we owed Schneeberger, Inc. $63,000 for these purchases.

During the thirteen week periods ended April 5, 2009 and March 30, 2008, we purchased $24,000 and $0, respectively, worth of services from Fidelity Investments. FMR LLC, the parent company of Fidelity Investments, is a greater than 5% shareholder of our common stock. At April 5, 2009, we did not owe Fidelity Investments any amounts for these purchases.

During the thirteen week periods ended April 5, 2009 and March 30, 2008, we purchased $82,000 and $130,000, respectively, worth of services from TMC BV. One of the members of our Board of Directors also serves on the Supervisory Board of TMC BV. At April 5, 2009, we did not owe TMC BV any amounts for these purchases.

During the thirteen week periods ended April 5, 2009 and March 30, 2008, we purchased $46,000 and $27,000, respectively, worth of services from EasyStreet Online Services. One of the members of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services. As of April 5, 2009, we did not owe EasyStreet Online Services any amounts for these purchased services.

12.	REDEMPTION OF 2.875% CONVERTIBLE SUBORDINATED NOTES

We redeemed the following amounts of our 2.875% Convertible Subordinated Notes in the thirteen week period ended April 5, 2009:

Date	Amount Redeemed	Redemption Price	Redemption Discount	Related Note Issuance Costs Written Off
February 2009	$15.0 million	86.5%	$2.0 million	$0.3 million

13.	COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $40.8 million at April 5, 2009. These commitments expire at various times through the fourth quarter of 2009.

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

We report our segments based on a market-focused organization. Our segments are: Electronics, Research and Industry, Life Sciences and Service and Components. The following table summarizes various financial amounts for each of our business segments (in thousands):

	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Thirteen Weeks Ended April 5, 2009
Sales to external customers	$29,359	$58,338	$20,865	$33,271	$—	$141,833
Gross profit	14,629	26,400	7,646	10,017	—	58,692
Thirteen Weeks Ended March 30, 2008
Sales to external customers	$46,521	$61,097	$9,596	$34,432	$—	$151,646
Gross profit	20,247	26,819	3,165	8,994	—	59,225
April 5, 2009
Total assets	$91,955	$142,638	$46,124	$139,446	$474,580	$894,743
Goodwill	18,123	14,141	3,625	5,056	(2)	40,943
December 31, 2008
Total assets	$90,100	$142,390	$35,560	$137,186	$426,936	$832,172
Goodwill	18,132	14,148	3,626	5,061	(3)	40,964

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

One customer accounted for 10.8% of our total sales during the thirteen week period ended April 5, 2009. None of our customers represented 10% or more of our total sales in the thirteen week period ended March 30, 2008.

15.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

In the thirteen week period ended April 5, 2009, we incurred $1.0 million of costs related to our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. We incurred $4.3 million of costs in 2008 related to this plan and expect to incur between approximately $1.5 million and $2.7 million in the remainder of 2009 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of a weakened dollar on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the approximate total cost of the restructuring to range from $6.8 million to $8.0 million.

A summary of the anticipated restructuring expenses is as follows:

Type of Expense	Approximate Range of Expected Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.0 million - $3.5 million	$2.9 million incurred. Remainder in the first half of 2009.

Transfer of manufacturing and other activities	$1.8 million - $2.0 million	$0.2 million incurred. Remainder in 2009.

Shift of supply chain	$2.0 million - $2.5 million	$2.2 million incurred. Remainder in 2009.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirteen week period ended April 5, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Thirteen Weeks Ended April 5, 2009
Severance, outplacement and related benefits for terminated employees	$221	$94	$(186)	$(18)	$111
Transfer of manufacturing and related activities and shift of supply chain	—	888	(888)	—	—
Abandoned leases, leasehold improvements and facilities	19	(20)	—	1	—

	$240	$962	$(1,074)	$(17)	$111

16.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Effective January 1, 2009, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our non-financial assets and liabilities. The adoption of these provisions of SFAS No. 157 did not have any effect on our results of operations, financial position or cash flows.

Pursuant to SFAS No. 157, factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets as of April 5, 2009 pursuant to SFAS No. 157 (in thousands):

Assets	Level 1	Level 2	Level 3
Auction rate marketable securities	$—	$—	$95,366
Put right	—	—	14,340
Available for sale marketable securities	19,502	—	—
Derivative contracts, net	—	135	—

	$19,502	$135	$109,706

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2008	$91,680	$17,917
Increase in fair value of ARS included as a component of other income, net	3,686	—
Decrease in fair value of put right included as a component of other income, net	—	(3,577)

Balance, April 5, 2009	$95,366	$14,340

17.	DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from fluctuations in foreign currency exchange rates. As of April 5, 2009 and December 31, 2008, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $24.0 million and $34.5 million, respectively. As of April 5, 2009 and December 31, 2008, the aggregate notional amount of our outstanding derivative contracts for our balance sheet positions was $94.1 million and $80.4 million, respectively. The outstanding contracts at April 5, 2009 have varying maturities through December 2009. We do not enter into derivative financial instruments for speculative purposes.

We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at April 5, 2009. In addition, there are no contingent features in our derivative instruments.

Balance Sheet Related

In countries outside of the U.S., we transact business in U.S. dollars and in various other currencies. We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts to reduce the risk that our future cash flows will be adversely affected by changes in exchange rates. We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions denominated in foreign currencies. Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) currently together with the transaction gain or loss from the respective balance sheet position.

Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $1.4 million and $1.5 million, respectively, in the thirteen week periods ended April 5, 2009 and March 30, 2008.

Cash Flow Hedges

We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up generally on a twelve-month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro and the U.S. dollar/Czech koruna exchange rate. The zero cost collar contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.

These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of the effective portion of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. Gains and losses resulting from the ineffective portion of the hedge contracts are recognized currently in net income.

Summary

The following tables provide summary disclosure information pursuant to SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which was adopted January 1, 2009.

At April 5, 2009 and December 31, 2008 the fair value carrying amount of our derivative instruments were included in our balance sheet as follows:

Location in Balance Sheet
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	April 5, 2009	December 31, 2008	April 5, 2009	December 31, 2008
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	$—	$—	$734	$2,015

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	$1,797	$1,938	$928	$5,775

The effect of derivative instruments on our Consolidated Statements of Operations for the thirteen-week periods ended April 5, 2009 and March 30, 2008 were as follows (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Thirteen Weeks Ended April 5, 2009
Foreign Exchange Contracts	$(301)	Cost of Goods Sold	$(250)	Other, net	$(1,226)

Thirteen Weeks Ended March 30, 2008
Foreign Exchange Contracts	$5,504	Cost of Goods Sold	$3,480	—	$—

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Thirteen Weeks Ended April 5, 2009
Foreign Exchange Contracts	Other, net	$84

Thirteen Weeks Ended March 30, 2008
Foreign Exchange Contracts	Other, net	$(344)

The unrealized losses at April 5, 2009 are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income.

18.	ADOPTION OF FSP NO. APB 14-1

Effective January 1, 2009, we adopted FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, this FSP was retrospectively applied to our $150.0 million principal amount of zero coupon subordinated convertible notes. In accordance with the FSP, we recognized both the liability and equity component of our notes at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the notes and the fair value of the liability component. We recognize an effective interest rate of 8.874% on the carrying value of the debt.

The effect of adoption of this FSP increased interest expense and reduced net income and earnings per share in the thirteen week period ended March 30, 2008 as indicated in the following table (in thousands, except per share amounts).

	Thirteen Weeks Ended March 30, 2008
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$2,231	$8,154	$0.22	$0.20
Adjustment	3,121	(3,121)	(0.08)	(0.06)

Revised	$5,352	$5,033	$0.14	$0.14

Amortization of the debt discount during the thirteen weeks ended March 30, 2008 was $3.2 million.

In addition, adoption of this FSP increased interest expense and reduced net income, or increased the net loss, in all of 2008, 2007, 2006 and 2005 as indicated in the following tables (in thousands, except per share amounts)

	Year Ended December 31, 2008
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$7,906	$24,302	$0.66	$0.61
Adjustment	6,314	(6,314)	(0.17)	(0.13)

Revised	$14,220	$17,988	$0.49	$0.48

	Year Ended December 31, 2007
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$8,735	$58,338	$1.63	$1.36
Adjustment	11,798	(11,798)	(0.33)	(0.12)

Revised	$20,533	$46,540	$1.30	$1.24

	Year Ended December 31, 2006
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$7,355	$20,040	$0.59	$0.53
Adjustment	10,771	(10,771)	(0.32)	(0.26)

Revised	$18,126	$9,269	$0.27	$0.27

	Year Ended December 31, 2005
	Interest Expense	Net Loss	Basic Net Loss Per Share	Diluted Net Loss Per Share
Reported	$9,342	$(78,158)	$(2.33)	$(2.33)
Adjustment	9,831	(9,831)	(0.29)	(0.29)

Revised	$19,173	$(87,989)	$(2.62)	$(2.62)

Given that these notes were repaid in 2008, there will be no impact of this pronouncement in 2009 or future years.

19.	RECLASSIFICATIONS

Certain immaterial reclassifications were made to the prior period financial statements to conform with the current period presentation.

20.	NEW ACCOUNTING PRONOUNCEMENTS

FSP No. FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Since this FSP only pertains to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

FSP No. FAS 157-4

In April 2009, the FASB issued FSP No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This FSP is effective for interim and annual reporting periods ending after June 15, 2009. While we are still analyzing the effects of adopting this FSP and given that it pertains primarily to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

FSP No. 142-3

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP also adds certain disclosure requirements for intangible assets with definite useful lives. The adoption of this FSP on January 1, 2009 did not have any effect on our financial position, cash flows and results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. We adopted SFAS No. 161 effective January 1, 2009. Given that SFAS No. 161 pertains primarily to footnote disclosures, the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. See Note 17 for the disclosure required pursuant to SFAS No. 161.

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. We adopted both statements effective January 1, 2009. The adoption of SFAS Nos. 141R and 160 did not have a material effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, gross margins, non-operating expense, tax rates, net income, inventory turnover rates or other financial items, as well as backlog, order levels and activity of our company as a whole or our particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; factors that may affect our 2009 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from the auction rate securities we hold; any statements relating to the credit worthiness of our derivative counterparties; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing; and statements made under the heading “Outlook for the Remainder of 2009.” You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

The Research and Industry market includes universities, public and private research laboratories and customers in a wide range of industries, including automobiles, aerospace, forensics, metals, mining and petrochemicals. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in root cause failure analysis and quality control applications.

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

Overview

Net sales decreased to $141.8 million in the first quarter of 2009 compared to $151.7 million in the fourth quarter of 2008 and $151.6 million in the first quarter of 2008. Net sales decreased $1.0 million and $7.2 million, respectively, compared to the fourth quarter of 2008 and the first quarter of 2008 as a result of the strengthening of the U.S. dollar against foreign currencies, primarily the euro. Declines in the first quarter of 2009 compared to the fourth quarter of 2008 also resulted from lower sales in each of our market segments as the global economy continued to struggle.

At April 5, 2009, our total backlog was $319.3 million, compared to $330.5 million at December 31, 2008. At April 5, 2009, our backlog consisted of product and service and components unfilled orders of $256.8 million and $62.5 million, respectively, compared to $273.5 million and $57.0 million, respectively, at December 31, 2008. Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds.

Of our total backlog at April 5, 2009, approximately 90% is expected to be shippable within 12 months and approximately 10% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. However, the global markets are in a period of extraordinary financial uncertainty and historic cancellation rates may increase in the future. During 2008, we experienced cancellations of $7.6 million. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate fluctuations. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2009

The ongoing difficult global economic environment, including unprecedented volatility in foreign exchange markets, makes forecasting for the remainder of 2009 particularly challenging. We continue to expect a decline in total revenue for full fiscal year 2009 compared too full fiscal year 2008, as a decline in Electronics revenue is not likely to be offset by growth in our other markets.

Our backlog of unfilled orders remains at near-record levels, and, historically we have not experienced significant volumes of order cancellations. As a result of the backlog and our near-term outlook for new bookings, we expect revenues in the second quarter of 2009 to likely be flat to slightly down from the first quarter of 2009. For the second half of 2009, there is potential for normal seasonal patterns in revenue, and we may also experience some increase in bookings and revenue as a result of economic stimulus programs being implemented in the U.S. and worldwide.

A larger percentage of our expenses are denominated in euros or Czech koruna (which tends to move generally in line with the euro on foreign exchange markets) than in euro- and koruna-denominated revenue. As a result, when the U.S. dollar strengthens in foreign exchange markets, our reported revenue declines or grows more slowly, while our expenses decline even more rapidly, improving operating income. Conversely, if the euro and the koruna strengthen against the U.S. dollar, revenue increases and expenses increase more rapidly, reducing operating income. We are taking steps to create more naturally hedged positions, but, for the remainder 2009, the impact of currency movements is expected to generally be as described above.

Historically, our Research and Industry business has generally remained stable in economic downturns, resulting in flat revenue or even modest growth, as governments, institutions and corporations globally invest in research and product development. While the current economic downturn may limit the R&D and capital spending budgets of some corporations and government entities, the long lead-times of many of our customers’ projects and the potential positive impact of government economic stimulus spending will likely provide offsetting growth opportunities.

Presently, we expect continued growth in our Life Sciences business in 2009, although it will vary from quarter to quarter. This is an emerging, research-oriented market for us, and we expect our revenue to continue to be positively affected by increased penetration of electron microscopy into this market.

The Electronics segment, which includes semiconductor and data storage customers, is in the midst of a severe industry-wide downturn. Revenue for this segment declined in the first quarter and is expected to remain at fairly low levels for the remainder of 2009, although there could be significant variation from quarter to quarter. Despite the difficult environment, we believe that we have the potential to demonstrate better performance than the semiconductor capital equipment industry as a whole, because of increased demand for our higher-resolution images as manufacturers move to smaller line widths and new processes, among other factors.

Demand for service of our products is expected to remain approximately flat as growth in our installed base of products is offset by some customers’ decisions to reduce or not renew service contracts due to the current economic environment.

We believe we hold leadership positions, both technologically and competitively in the markets in which we compete. We plan to maintain that leadership, even as competitors introduce new products that attempt to match our earlier advances.

Our gross margins improved in the first quarter of 2009 compared to the same period of 2008, and our goal is to maintain and improve on those levels for the remainder of 2009. Factors that are expected to affect gross margins are product mix, relative foreign currency rates and the beneficial impact of the restructuring program begun in 2008. That includes lower costs from our suppliers, new outsourcing initiatives, more natural currency exposures, headcount reductions and improved systems.

Operating expenses are expected to remain generally flat compared with the first quarter of 2009 for the remainder of fiscal year 2009 compared with the first quarter of 2009. We plan to continue to limit discretionary spending and hiring in light of the overall revenue outlook.

Non-operating expense is expected to increase in the second quarter 2009 due to significantly lower market interest rates and expected losses on ineffective cash flow hedges. While net interest income will remain negative in the latter half of the year, foreign exchange losses are expected to decrease in the second half of the year compared with the first half.

Our tax rate is expected to return to approximately 25% to 28% for the remaining quarters of 2009 from the unusually low level in the first quarter of 2009.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2008 Annual Report on Form
10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first quarter of 2009, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) April 5, 2009		Thirteen Weeks Ended(1)(2) March 30, 2008
Net sales	$141,833	100.0%	$151,646	100.0%
Cost of sales	83,141	58.6	92,421	60.9

Gross profit	58,692	41.4	59,225	39.1
Research and development	16,780	11.8	17,807	11.7
Selling, general and administrative	32,826	23.1	32,612	21.5
Restructuring, reorganization, relocation and severance costs	962	0.7	—	—

Operating income	8,124	5.7	8,806	5.8
Other income (expense), net	(320)	(0.2)	(1,220)	(0.8)

Income before income taxes	7,804	5.5	7,586	5.0
Income tax expense	1,466	1.0	2,553	1.7

Net income	$6,338	4.5%	$5,033	3.3%

(1)	Percentages may not add due to rounding.

(2)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

Net Sales

Net sales decreased $9.8 million, or 6.5%, to $141.8 million in the thirteen weeks ended April 5, 2009 (the first quarter of 2009) compared to $151.6 million in the thirteen weeks ended March 30, 2008 (the first quarter of 2008). This decrease reflects decreases in Electronics, Research and Industry and Service and Components, partially offset by an increase in Life Sciences as described more fully below.

Exchange rate fluctuations decreased net sales by approximately $7.2 million during the first quarter of 2009 as approximately 34.5% of our net sales were denominated in foreign currencies that declined in strength against the U.S. dollar during the period. A significant portion of our revenue is denominated in foreign currencies, especially the euro. As the U.S. dollar strengthens against the euro, this generally has the effect of reducing net sales and backlog.

Net Sales by Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	April 5, 2009		March 30, 2008
Electronics	$29,359	20.7%	$46,521	30.7%
Research and Industry	58,338	41.1%	61,097	40.3%
Life Sciences	20,865	14.7%	9,596	6.3%
Service and Components	33,271	23.5%	34,432	22.7%

	$141,833	100.0%	$151,646	100.0%

Electronics

The $17.2 million, or 36.9%, decrease in Electronics sales in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to the continuing cyclical downturn in the semiconductor industry, which has negatively affected semiconductor related capital expenditures. In addition currency fluctuations decreased Electronics net sales by $0.7 million in the first quarter of 2009 compared to the first quarter of 2008.

Research and Industry

The $2.8 million, or 4.5%, decrease in Research and Industry sales in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to a $3.7 million decrease related to currency fluctuations.

Life Sciences

The $11.3 million, or 117.4%, increase in Life Sciences sales in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to the sale of more high-end TEMs as we grow our customer base and our tools gain greater acceptance in this segment, partially offset by a $1.5 million decrease related to currency fluctuations.

Service and Components

The $1.2 million, or 3.4%, decrease in Service and Component sales in the first quarter of 2009 compared to the first quarter of 2008 was due primarily to a $1.3 million decrease related to currency fluctuations and decreased sales of our components as a result of industry-wide reductions in semiconductor capital equipment spending. These factors were partially offset by an increase in service due to a larger install base.

Net Sales by Geographic Region

A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended
	April 5, 2009		March 30, 2008
U.S. and Canada	$55,482	39.1%	$54,183	35.7%
Europe	48,924	34.5%	39,797	26.3%
Asia-Pacific Region and Rest of World	37,427	26.4%	57,666	38.0%

	$141,833	100.0%	$151,646	100.0%

U.S. and Canada

The $1.3 million, or 2.4%, increase in sales to the U.S. and Canada in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to increased Life Sciences and Research and Industry sales, partially offset by lower Electronics sales.

Europe

Europe also includes Central America, South America, Africa (excluding South Africa), the middle east, eastern Europe and Russia. The $9.1 million, or 22.9%, increase in sales to Europe in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to a large sale to a middle eastern university customer.

Asia-Pacific Region and Rest of World

The $20.2 million, or 35.1%, decrease in sales to the Asia-Pacific region and the rest of the world in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to decreased sales from our Electronics segment as semiconductor capital spending has declined.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	April 5, 2009	March 30, 2008
Electronics	49.8%	43.5%
Research and Industry	45.3%	43.9%
Life Sciences	36.6%	33.0%
Service and Components	30.1%	26.1%
Overall	41.4%	39.1%

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

Cost of sales decreased $9.3 million, or 10.0%, to $83.1 million in the first quarter of 2009 compared to $92.4 million in the first quarter of 2008, primarily due to a $10.9 million decrease related to currency fluctuations and lower sales, partially offset by an increase in costs due to increased sales of our higher-end TEM products.

The net effect on our gross margin from the change in currency exchange rates during the first quarter of 2009 on our net sales and cost of sales was an approximately $3.7 million increase, or a 2.6 percentage point increase. Offsetting the currency effects were approximately $0.3 million of cash flow hedge losses recorded in cost of sales.

Electronics

The increase in Electronics gross margin in the first quarter of 2009 compared to the first quarter of 2008 was due primarily to significant pricing pressure on certain transactions in the first quarter of 2008. The gross margin achieved in the first quarter of 2009 is more in line with our historical gross margin levels.

Research and Industry

The increase in Research and Industry gross margin in the first quarter of the 2009 compared to the first quarter of 2008 was primarily due to favorable currency fluctuations and a shift in product mix to more higher-end TEM sales.

Life Sciences

The increase in Life Sciences gross margin in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to favorable currency fluctuations, a shift to more higher-end TEMs during the first quarter of 2009 and pricing pressures on our low-end TEMs in the first quarter of 2008.

Service and Components

The increase in the Service and Components gross margin in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to improvement in part usage and lower repair and distribution costs.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software. These costs are presented net of subsidies received for such efforts. During the 2009 and 2008 periods, we received subsidies from European governments for technology developments specifically in the areas of semiconductor and life science equipment.

R&D costs decreased $1.0 million to $16.8 million (11.8% of net sales) in the first quarter of 2009 compared to $17.8 million (11.7% of net sales) in the first quarter of 2008.

R&D costs are reported net of subsidies and were as follows (in thousands):

	Thirteen Weeks Ended
	April 5, 2009	March 30, 2008
Gross spending	$17,953	$18,579
Less subsidies	(1,173)	(772)

Net expense	$16,780	$17,807

The decrease in R&D costs was primarily due to a $1.0 million decrease related to lower labor and related costs as a result of favorable currency movements.

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

SG&A costs increased $0.2 million to $32.8 million (23.1% of net sales) in the first quarter of 2009 compared to $32.6 million (21.5% of net sales) in the first quarter of 2008.

The increase in SG&A costs in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to a $0.3 million increase in bad debt expense, partially offset by lower travel and entertainment costs.

Restructuring, Reorganization, Relocation and Severance

In the thirteen week period ended April 5, 2009, we incurred $1.0 million of costs related to our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. We incurred $4.3 million of costs in 2008 related to this plan and expect to incur between approximately $1.5 million and $2.7 million in the remainder of 2009 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of a weakened dollar on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the approximate total cost of the restructuring to range from $6.8 million to $8.0 million.

A summary of the anticipated restructuring expenses is as follows:

Type of Expense	Approximate Range of Expected Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.0 million - $3.5 million	$2.9 million incurred. Remainder in the first half of 2009.

Transfer of manufacturing and other activities	$1.8 million - $2.0 million	$0.2 million incurred. Remainder in 2009.

Shift of supply chain	$2.0 million - $2.5 million	$2.2 million incurred. Remainder in 2009.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirteen week period ended April 5, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Thirteen Weeks Ended April 5, 2009
Severance, outplacement and related benefits for terminated employees	$221	$94	$(186)	$(18)	$111
Transfer of manufacturing and related activities and shift of supply chain	—	888	(888)	—	—
Abandoned leases, leasehold improvements and facilities	19	(20)	—	1	—

	$240	$962	$(1,074)	$(17)	$111

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $1.1 million in the first quarter of 2009 and $5.0 million in the first quarter of 2008. The decrease was primarily due to lower interest rates and a decrease in our invested balances, primarily due to the repayment of debt.

Interest expense was $1.9 million in the first quarter of 2009 and $5.4 million in the first quarter of 2008. Interest expense for both the 2009 and 2008 periods included interest expense related to our 2.875% convertible notes. Interest expense in the first quarter of 2008 also included some interest related to our 5.5% convertible notes, which were repaid in full in January 2008 and $3.1 million of non-cash interest related to the effects of the adoption of FSP No. APB 14-1. See Note 18 of the Condensed Notes to the Consolidated Financial Statements. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in the first quarter of 2009 included a $0.3 million expense related to the write-off of note issuance costs in connection with the early redemption of $15.0 million of our 2.875% convertible notes. Interest expense in the first quarter of 2008 included $0.2 million of premiums and commissions paid on the repurchase of the remaining $45.9 million of our 5.5% convertible notes as well as the write-off of $0.1 million of related deferred note issuance costs.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.1 million per quarter through the second quarter of 2013.

For the first quarter of 2009, Other, net included a $2.0 million gain on the early redemption of our 2.875% notes, a $1.2 million charge for cash flow hedge ineffectiveness and foreign currency gains and losses on transaction and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

For the first quarter of 2008, Other, net primarily consisted of foreign currency gains and losses on transaction and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Our effective income tax rate of 18.8% in the first quarter of 2009 reflected taxes accrued in foreign jurisdictions, reduced by a tax benefit for valuation allowances released against deferred tax assets utilized to offset income earned in the U.S.

Our effective income tax rate of 33.7% in the first quarter of 2008 reflected taxes on foreign earnings and the effects of the non-deductible, non-cash interest expense recorded upon adoption of FSP No. APB 14-1, offset by valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. See Note 18 of the Condensed Notes to the Consolidated Financial Statements for more information regarding the adoption of FSP No. APB 14-1.

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

Liquidity and Capital Resources

Auction Rate Securities and UBS Credit Facility

On November 6, 2008, we accepted an offer by UBS AG (together with its affiliates, “UBS”) of certain auction rate securities Rights (the “Put Right”). The Put Right permits us to cause UBS to repurchase, at par value, our ARS during the period beginning on June 30, 2010 and ending on July 2, 2012. The fair value of the ARS and the Put Right was approximately $95.4 million and $14.3 million, respectively, as of April 5, 2009, as discussed in more detail below. The par value of the ARS was $110.1 million at April 5, 2009. The Put Right was offered in connection with settlement agreements entered into by UBS with the U.S. SEC and other federal and state regulatory authorities.

In addition, UBS offered us the ability to borrow no-net cost loans secured by the ARS. On March 25, 2009, we entered into an uncommitted secured demand revolving credit facility with UBS Bank USA, providing for a line of credit in an amount of up to $70.8 million, or approximately 75% of the market value of the ARS. The obligations under the UBS Credit Facility are secured by substantially all of our collateral accounts, money, investment property and other property maintained with UBS, including the ARS, subject to certain exceptions.

As of April 5, 2009, we drew down $70.8 million, the full amount available under the UBS Credit Facility. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repay any outstanding obligations under the UBS Credit Facility.

The UBS Credit Facility includes customary events of default that include, among other things, non-payment defaults, the failure to maintain sufficient collateral, covenant defaults, inaccuracy of representations and warranties, the failure to provide financial and other information in a timely manner, bankruptcy and insolvency defaults, cross-defaults to other indebtedness and judgment defaults. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of April 5, 2009, we were in compliance with all of the terms of the UBS Credit Facility.

See Note 6 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Other Credit Facilities and Letters of Credit

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of April 5, 2009.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At April 5, 2009, we had $49.5 million of these guarantees and letters of credit outstanding, of which approximately $48.9 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

Sources of Liquidity and Capital Resources

Our sources of liquidity and capital resources as of April 5, 2009 consisted of $235.8 million of cash, cash equivalents, short-term restricted cash and short-term investments, $97.9 million in non-current investments, $39.3 million of long-term restricted cash, $100.0 million available under revolving credit facilities (including the UBS Credit Facility), as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from April 5, 2009.

In the first quarter of fiscal 2009, cash and cash equivalents and short-term restricted cash increased $61.3 million to $218.8 million as of April 5, 2009 from $157.5 million as of December 31, 2008 primarily as a result of $1.2 million provided by operations, the net redemption of $15.8 million of marketable securities, $70.8 million of proceeds from our UBS line of credit and $0.3 million of proceeds from the exercise of employee stock options. These proceeds were partially offset by $13.1 million used for the repayment of $15.0 million face amount of our 2.875% convertible notes, $3.0 million used for the purchase of property, plant and equipment and a $4.3 million unfavorable effect of exchange rate changes.

Accounts receivable increased $14.2 million to $153.9 million as of April 5, 2009 from $139.7 million as of December 31, 2008, primarily due to seasonal fluctuations in collections, as well as due to increased frequency of extended payment terms. The April 5, 2009 balance also included a $3.1 million decrease related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 99 days at April 5, 2009 compared to 84 days at December 31, 2008. While days sales outstanding has increased from December 31, 2008, the April 5, 2009 value is below our historical averages.

Inventories decreased $0.2 million to $141.4 million as of April 5, 2009 compared to $141.6 million as of December 31, 2008. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.4 times for the quarter ended April 5, 2009 and 2.5 times for the quarter ended March 30, 2008.

Expenditures for property, plant and equipment of $3.0 million in the first quarter of 2009 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in

2009 to be approximately $20 to $25 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Other assets, net decreased $5.2 million to $29.3 million as of April 5, 2009 compared to $34.5 million as of December 31, 2008, primarily due to a $3.6 million decrease in the value of our put right and a decrease in other intangible assets. Other assets, net at April 5, 2009 included $14.3 million for the value of a put right related to our ARS.

Accounts payable increased $3.7 million to $38.7 million as of April 5, 2009 compared to $35.0 million as of December 31, 2008. The increase resulted primarily from the timing of payments related to inventory purchases.

Other current liabilities increased $5.7 million to $39.4 million as of April 5, 2009 compared to $33.7 million as of December 31, 2008. The increase resulted primarily from a reclassification of $15.4 million of unrecognized tax benefits from long-term to current, partially offset by a decrease in our value added tax liability and our derivative liabilities.

Other liabilities decreased $15.2 million to $27.1 million as of April 5, 2009 compared to $42.3 million as of December 31, 2008. The decrease resulted primarily from the reclassification of $15.4 million of unrecognized tax benefits from long-term to current.

New Accounting Pronouncements

See Note 20 of the Condensed Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2008 Annual Report on Form 10-K, which was filed with the SEC on February 20, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1A.	Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

We operate in highly competitive industries, and we cannot be certain that we will be able to compete successfully in such industries.

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with us in each of our product lines. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we do and may price their products very aggressively. Our significant competitors include, among others: JEOL Ltd., Hitachi Ltd. and Carl Zeiss SMT A.G. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 61% and 66%, respectively, of our revenues in the first quarter of 2009 and the year ended December 31, 2008 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Thirteen Weeks Ended
	April 5, 2009		March 30, 2008
Electronics	$29,359	20.7%	$46,521	30.7%
Research and Industry	58,338	41.1%	61,097	40.3%
Life Sciences	20,865	14.7%	9,596	6.3%
Service and Components	33,271	23.5%	34,432	22.7%

	$141,833	100.0%	$151,646	100.0%

The largest sub-parts of the Electronics market are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. Since the second half of 2007, we have experienced a significant decline in bookings and revenue in our Electronics segment due to a general decline in semiconductor and data storage capital equipment spending. Global economic conditions continue to be volatile and appear to be weakening and continued economic weakness is expected to reduce demand for our customers’ products and causes our business to suffer as a result. During downturns, our sales and gross profit margins generally decline.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the first quarter of 2009 and the year ended December 31, 2008, approximately 35% to 45% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

We use option contracts and zero cost collars in an effort to reduce the exposure of our cash flows to exchange rate fluctuations. These contracts are considered derivatives. We are required to carry all open derivative contracts on our balance sheet at fair value. When specific accounting criteria have been met, derivative contracts can be designated as hedging instruments and changes in fair value related to these derivative contracts are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income, which is at the time the gains or losses related to the derivatives are recorded in cost of goods sold. We are required to record changes in fair value for derivatives not designated as hedges in net income in the current period. Our ability to designate derivative contracts as hedges significantly reduces the volatility in our operating results due to changes in the fair value of the derivative contracts.

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluations, we did not record any charges related to hedge dedesignations in the first quarter of 2009 or in the year ended December 31, 2008. However, we recorded a $1.2 million and a $1.3 million charge, respectively, for hedge ineffectiveness related to our cash flow hedges in the first quarter of 2009 and in all of 2008 as a result of currency fluctuations. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.

We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $1.4 million in the first quarter of 2009 and $4.9 million in the year ended December 31, 2008.

We seek to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at April 5, 2009.

The recent extreme volatility of dollar-euro exchange rates has also made it more difficult for us to deploy our hedging program and create effective hedges.

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

At various times, we have restructured our business. In 2006, we undertook a restructuring that caused us to record restructuring, reorganization, relocation and severance charges of approximately $12.6 million.

In 2008, we announced a restructuring that will involve estimated cash charges ranging from $6.8 million to $8.0 million, $5.3 million of which has been spent through April 5, 2009. The plan includes relocating part of our supply chain and relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures. In addition, we will be severing some employees and aiming to lower operating expenses. The expense of the restructuring adversely affected our financial performance for 2008 and the first quarter of 2009. Moreover, the cash charges for the 2008 restructuring is only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

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

At April 5, 2009, we held auction rate securities (“ARS”) having a fair value of $95.4 million, which have long-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. During the fourth quarter of 2008, we entered into a settlement agreement with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. As a result of this settlement, we reclassified our ARS from available for sale securities and into trading securities. In connection with the reclassification into trading securities, we reclassified the temporary impairment related to these securities of $18.4 million from accumulated other comprehensive income and into other income, net during 2008. Offsetting this loss within other income, net was a $17.9 million gain related to the put right we obtained pursuant to the agreement. Our inability to dispose of our ARS prior to June 30, 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. During the first quarter of 2009, we pledged our ARS as collateral against the UBS Credit Facility and drew down $70.8 million, or approximately 75% of the value of the ARS. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repay any outstanding obligations under the UBS Credit Facility. We expect to exercise our right in June 2010. Additionally, we could be adversely impacted if UBS is unable to meet its obligations under the repurchase agreement in 2010. Changes in the fair value of the ARS and the put right, which were an increase of $3.7 million and a decrease of $3.6 million, respectively, in the first quarter of 2009, are recognized currently as a component of other income, net.

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

We have significant indebtedness. As of April 5, 2009, we had total convertible long-term debt of $100.0 million due in 2013. We also had $70.8 million outstanding under our short-term line of credit facility with UBS. In addition, we have a secured credit line for $100.0 million and also have access to a $50.0 million yen unsecured uncommitted bank borrowing facility in Japan. However, no amounts were outstanding on these credit facilities at April 5, 2009. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,407,155 shares of our common stock. These shares were not included in our diluted share count for the quarter ended April 5, 2009 or the year ended December 31, 2008, because they were antidilutive; and

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 61% and 66%, respectively, of our sales from foreign countries in the first quarter of 2009 and the year ended December 31, 2008. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on February 18, 2009.(3)

10.1	Form of Credit Line Account Application and Agreement, dated as of March 25, 2009, by and between UBS Bank USA and FEI Company.

10.2	Form of First Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009 by and among UBS Bank USA, FEI Company and UBS Financial Services, Inc.

10.3	Form of Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, executed by FEI Company.

10.4	Form of Second Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, by and among UBS Bank USA, FEI Company and UBS Financial Services Inc.

10.5	Form of Important Notice on Interest Rates and Payments, dated as of March 25, 2009, executed by FEI Company.

10.6	First Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of March 3, 2009, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: May 7, 2009	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)