Form 10-Q
period 2009-07-05
FEI CO
filed 2009-08-06
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 5, 2009 was 37,570,936.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 5, 2009	December 31, 2008(1)
Assets
Current Assets:
Cash and cash equivalents	$178,879	$146,521
Short-term investments in marketable securities	145,739	32,901
Short-term restricted cash	10,783	10,994
Receivables, net of allowances for doubtful accounts of $3,705 and $3,139	162,771	139,733
Inventories	147,798	141,609
Deferred tax assets	2,651	2,884
Other current assets	52,921	32,926

Total Current Assets	701,542	507,568

Non-current investments in marketable securities	6,300	94,098
Long-term restricted cash	42,344	34,833
Property, plant and equipment, net of accumulated depreciation of $82,872 and $85,391	76,860	76,991
Goodwill	44,600	40,964
Deferred tax assets	1,618	2,188
Non-current inventories	41,468	41,072
Other assets, net	18,667	34,458

Total Assets	$933,399	$832,172

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$36,108	$34,964
Accrued payroll liabilities	19,498	19,219
Accrued warranty reserves	6,683	6,439
Accrued agent commissions	10,957	9,882
Deferred revenue	69,341	44,135
Income taxes payable	3,318	3,040
Accrued restructuring, reorganization, relocation and severance	86	240
Short-term line of credit	70,800	—
Other current liabilities	40,600	33,732

Total Current Liabilities	257,391	151,651

Convertible debt	100,000	115,000
Deferred tax liabilities	4,100	4,164
Other liabilities	28,446	42,268

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,553 and 37,286 shares issued and outstanding, no par value	478,075	469,893
Retained earnings (deficit)	8,830	(1,168)
Accumulated other comprehensive income	56,557	50,364

Total Shareholders’ Equity	543,462	519,089

Total Liabilities and Shareholders’ Equity	$933,399	$832,172

(1)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008(1)	July 5, 2009	June 29, 2008(1)
Net Sales:
Products	$107,109	$119,487	$215,344	$236,469
Products - related party	53	271	380	503
Service and components	33,030	34,199	66,266	68,527
Service and components - related party	71	82	106	186

Total net sales	140,263	154,039	282,096	305,685

Cost of Sales:
Products	61,127	70,384	121,014	137,367
Service and components	22,975	25,035	46,229	50,473

Total cost of sales	84,102	95,419	167,243	187,840

Gross Profit	56,161	58,620	114,853	117,845

Operating Expenses:
Research and development	16,657	18,496	33,437	36,303
Selling, general and administrative	31,825	32,919	64,651	65,531
Restructuring, reorganization, relocation and severance	1,067	2,271	2,029	2,271

Total operating expenses	49,549	53,686	100,117	104,105

Operating Income	6,612	4,934	14,736	13,740

Other Income (Expense):
Interest income	668	4,118	1,801	9,117
Interest expense	(1,195)	(5,443)	(3,107)	(10,795)
Other, net	(974)	(373)	(515)	(1,240)

Total other income (expense), net	(1,501)	(1,698)	(1,821)	(2,918)

Income before income taxes	5,111	3,236	12,915	10,822
Income tax expense	1,451	1,578	2,917	4,131

Net income	$3,660	$1,658	$9,998	$6,691

Basic net income per share	$0.10	$0.05	$0.27	$0.18

Diluted net income per share	$0.10	$0.04	$0.27	$0.18

Shares used in per share calculations:
Basic	37,450	36,499	37,386	36,467

Diluted	37,745	36,895	37,681	36,868

(1)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008(1)	July 5, 2009	June 29, 2008(1)
Net income	$3,660	$1,658	$9,998	$6,691
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	12,116	2,124	3,608	22,378
Change in unrealized loss on available-for-sale securities	40	383	(23)	(6,402)
Change in minimum pension liability, net of taxes	2	14	—	(7)
Changes due to cash flow hedging instruments:
Net gain on hedge instruments	912	73	611	5,025
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	521	(2,428)	1,997	(5,908)

Comprehensive income	$17,251	$1,824	$16,191	$21,777

(1)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008(1)
Cash flows from operating activities:
Net income	$9,998	$6,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,191	8,374
Amortization	1,642	8,665
Stock-based compensation	5,630	3,864
Gain on trading securities and UBS Put Right	(371)	—
Loss on disposal of investments, property, plant and equipment and intangible assets	71	270
Write-off of deferred note issuance costs on redemption	250	226
Gain on redemption of 2.875% convertible note	(2,025)	—
Income taxes receivable (payable), net	(1,161)	2,695
Deferred income taxes	5,497	1,646
(Increase) decrease in:
Receivables	(22,049)	(9,548)
Inventories	(6,446)	(7,897)
Other assets	(4,792)	(4,323)
Increase (decrease) in:
Accounts payable	1,274	1,298
Accrued payroll liabilities	(97)	(8,518)
Accrued warranty reserves	170	359
Deferred revenue	24,162	(10,421)
Accrued restructuring, reorganization, relocation and severance costs	(148)	1,525
Other liabilities	(7,220)	2,590

Net cash provided by (used in) operating activities	12,576	(2,504)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(6,531)	6,029
Acquisition of property, plant and equipment	(5,492)	(7,547)
Proceeds from disposal of property, plant and equipment	25	1
Purchase of investments in marketable securities	(42,685)	(93,857)
Redemption of investments in marketable securities	22,776	88,488
Other	(4,360)	(270)

Net cash used in investing activities	(36,267)	(7,156)

Cash flows from financing activities:
Redemption of 5.5% convertible notes	—	(45,882)
Redemption of zero coupon convertible notes	—	(148,907)
Redemption of 2.875% convertible note	(13,077)	—
Witholding taxes paid on issuance of vested restricted stock units	(536)	(970)
Proceeds from line of credit	70,800	—
Proceeds from exercise of stock options and employee stock purchases	3,066	3,060

Net cash provided by (used in) financing activities	60,253	(192,699)

Effect of exchange rate changes	(4,204)	6,233

Increase (decrease) in cash and cash equivalents	32,358	(196,126)

Cash and cash equivalents:
Beginning of period	146,521	280,593

End of period	$178,879	$84,467

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$2,643	$462
Cash paid for interest	2,571	4,699
Inventories transferred to fixed assets	1,954	1,699

(1)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and twenty-six weeks ended July 5, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on February 20, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, reserves for excess or obsolete inventory, restructuring and reorganization costs, warranty liabilities, unrecognized tax benefits, tax valuation allowances, the valuation of businesses acquired and related in-process research and development and other intangibles, the valuation of investments in auction rate securities (“ARS”), the valuation of the UBS AG (together with its affiliates, “UBS”) put right (the “Put Right”), the lives and recoverability of equipment and other long-lived assets such as existing technology intangibles and goodwill and the timing of revenue recognition and the timing and valuation of stock-based compensation.

3. STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 10,000,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock. At July 5, 2009, there were 3,240,545 shares available for grant under these plans and 5,470,281 shares of our common stock were reserved for issuance.

Certain information regarding all options outstanding as of July 5, 2009 was as follows:

	Options Outstanding	Options Exercisable
Number	1,486,843	1,332,843
Weighted average exercise price	$23.53	$24.01
Aggregate intrinsic value	$2,438,535	$2,002,423
Weighted average remaining contractual term	3.0 years	2.9 years

Restricted shares and restricted stock units (“RSUs”) outstanding, including awards issued within and outside of the 1995 Plan, totaled 742,893 at July 5, 2009.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Cost of sales	$360	$221	$707	$513
Research and development	324	258	659	492
Selling, general and administrative	2,044	1,350	4,265	2,859

	$2,728	$1,829	$5,631	$3,864

As of July 5, 2009, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $15.9 million, which will be recognized over the weighted average remaining vesting period of 1.6 years.

4. AMENDMENT OF 1995 STOCK INCENTIVE PLAN

At our annual meeting, which was held on May 14, 2009, our shareholders approved an amendment to our 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 9,750,000 to 10,000,000.

5. AMENDMENT OF EMPLOYEE SHARE PURCHASE PLAN

At our annual meeting, which was held on May 14, 2009, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 2,700,000 to 2,950,000.

6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended July 5, 2009			Thirteen Weeks Ended June 29, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount(1)
Basic EPS	$3,660	37,450	$0.10	$1,658	36,499	$0.05
Dilutive effect of stock options calculated using the treasury stock method	—	55	—	—	184	(0.01)
Dilutive effect of restricted shares	—	75	—	—	27	—
Dilutive effect of shares issuable to Philips	—	165	—	—	185	—

Diluted EPS	$3,660	37,745	$0.10	$1,658	36,895	$0.04

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Convertible debt		3,407			8,532

Stock options		1,007			1,099

	Twenty-Six Weeks Ended July 5, 2009			Twenty-Six Weeks Ended June 29, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount(1)
Basic EPS	$9,998	37,386	$0.27	$6,691	36,467	$0.18
Dilutive effect of stock options calculated using the treasury stock method	—	51	—	—	173	—
Dilutive effect of restricted shares	—	69	—	—	43	—
Dilutive effect of shares issuable to Philips	—	175	—	—	185	—

Diluted EPS	$9,998	37,681	$0.27	$6,691	36,868	$0.18

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Convertible Debt		3,407			8,532

Stock options		1,777			1,528

(1)	Restated for the effects of the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 20 for additional information.

7. CREDIT FACILITIES AND RESTRICTED CASH

We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of July 5, 2009, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of July 5, 2009.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees, which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At July 5, 2009, we had $53.7 million of these guarantees and letters of credit outstanding, of which approximately $53.1 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

See also Note 8.

8. AUCTION RATE SECURITIES, PUT RIGHT AND RELATED LINE OF CREDIT

On November 6, 2008, we accepted an offer by UBS of certain auction rate securities rights (the “Put Right”). The Put Right permits us to cause UBS to repurchase, at par value, our ARS during the period beginning on June 30, 2010 and ending on July 2, 2012. The fair value of the ARS and the Put Right was approximately $96.8 million and $13.2 million, respectively, as of July 5, 2009, as discussed in more detail below. As of July 5, 2009, both the ARS and the Put Right were classified as current on our consolidated balance sheet based on our intent to exercise the Put Right within the next 12 months. The par value of the ARS was $110.1 million at July 5, 2009. The Put Right was offered in connection with UBS’s obligations under settlement agreements with the SEC and other federal and state regulatory authorities.

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

During the first quarter of 2009, we drew down $70.8 million, the full amount available under the UBS Credit Facility and, at July 5, 2009, $70.8 million remained outstanding. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repay any outstanding obligations under the UBS Credit Facility.

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

The UBS Credit Facility includes customary events of default that include, among other things, non-payment defaults, the failure to maintain sufficient collateral, covenant defaults, inaccuracy of representations and warranties, the failure to provide financial and other information in a timely manner, bankruptcy and insolvency defaults, cross-defaults to other indebtedness and judgment defaults. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of July 5, 2009, we were in compliance with all of the terms of the UBS Credit Facility.

We estimate the fair value of our ARS quarterly using a discounted cash flow model, comparing the expected rate of interest to be received on the ARS to similar securities. We then discount the securities over a three to ten year term, depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at July 5, 2009. The increase in the fair value of the ARS in the thirteen and twenty-six week periods ended July 5, 2009 totaled $1.4 million and $5.1 million, respectively, and was recorded as a component of other income, net.

We also calculate the fair value of the Put Right on a quarterly basis based on the net present value of the difference between the par value and the fair market value of the ARS at the end of each quarter, using a twelve month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We also consider several other factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk and other factors. The decrease in the fair value of the Put Right in the thirteen and twenty-six week periods ended July 5, 2009 totaled $1.1 million and $4.7 million, respectively, and was recorded as a component of other income, net.

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

Inventories consisted of the following (in thousands):

	July 5, 2009	December 31, 2008
Raw materials and assembled parts	$44,200	$44,458
Service inventories, estimated current requirements	19,479	18,588
Work-in-process	55,909	56,777
Finished goods	28,210	21,786

Total inventories	$147,798	$141,609

Non-current inventories	$41,468	$41,072

Non-service inventory valuation adjustments totaled $0.6 million and $1.8 million, respectively, during the thirteen and twenty-six week periods ended July 5, 2009 and totaled $0.1 million and $0.5 million, respectively, during the thirteen and twenty-six week periods ended June 29, 2008. Service inventory valuation adjustments totaled $1.3 million and $2.5 million, respectively, during the thirteen and twenty-six week periods ended July 5, 2009 and $1.5 million and $2.2 million, respectively, during the thirteen and twenty-six week periods ended June 29, 2008.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008
Balance, beginning of period	$40,964	$40,864
Additions	3,631	—
Adjustments to goodwill	5	(25)

Balance, end of period	$44,600	$40,839

Additions represent the goodwill from our acquisition of certain assets of a division of an Australian software company that provides software for our mineral liberation analysis products in the second quarter of 2009. The total purchase price was $4.1 million. Pro forma operating results and the remaining asset allocation were immaterial.

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	July 5, 2009	December 31, 2008
Purchased technology	5 to 12 years	$46,232	$46,492
Accumulated amortization		(45,649)	(45,197)

		583	1,295

Patents, trademarks and other	2 to 15 years	8,292	7,569
Accumulated amortization		(3,612)	(3,612)

		4,680	3,957

Note issuance costs	5 to 7 years	2,747	3,159
Accumulated amortization		(1,209)	(1,165)

		1,538	1,994

Total intangible assets included in other long-term assets		$6,801	$7,246

Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008
Purchased technology	$425	$912
Patents, trademarks and other	559	563
Note issuance costs	456	632

	$1,440	$2,107

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2009	$206	$477	$196
2010	377	972	393
2011	—	905	393
2012	—	861	393
2013	—	803	163
Thereafter	—	662	—

	$583	$4,680	$1,538

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

The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008
Balance, beginning of period	$6,439	$6,585
Reductions for warranty costs incurred	(5,190)	(6,571)
Warranties issued	5,420	7,076
Translation and changes in estimates	14	69

Balance, end of period	$6,683	$7,159

12. INCOME TAXES

We recorded a tax provision of approximately $1.5 million and $2.9 million for the thirteen and twenty-six week periods ended July 5, 2009. The provision consisted primarily of taxes accrued in foreign jurisdictions reduced by a tax benefit for valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. We continue to record a valuation allowance against remaining U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Taxes

Deferred tax assets, net of a valuation allowance of $42.8 million as of July 5, 2009 and December 31, 2008 were classified on the balance sheet as follows (in thousands):

	July 5, 2009	December 31, 2008
Deferred tax assets – current	$2,651	$2,884
Deferred tax assets – non-current	1,618	2,188
Other current liabilities	(231)	(274)
Deferred tax liabilities – non-current	(4,100)	(4,164)

Net deferred tax (liabilities) assets	$(62)	$634

Unrecognized Tax Benefits

During the thirteen and twenty-six week periods ended July 5, 2009, unrecognized tax benefits increased $0.4 million and $1.6 million, respectively. These amounts were net of reductions related to the lapse of applicable statutes of limitations of $0.4 million. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities. We classify interest and penalties associated with unrecognized tax benefits as a component of tax expense in the statement of operations.

Current and non-current liability components of unrecognized tax benefits at July 5, 2009 and December 31, 2008 were classified on the balance sheet as follows (in thousands):

	July 5, 2009	December 31, 2008
Other current liabilities	$16,888	$445
Other liabilities	3,091	17,922

Unrecognized tax benefits	$19,979	$18,367

During the first quarter of 2009, we reclassified $15.4 million of unrecognized tax benefits from long-term to current based on the estimated timing of settlement.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of July 5, 2009:

Jurisdiction	Open Tax Years
U.S.	2005 and forward
The Netherlands	2006 and forward
Czech Republic	2006 and forward

13. RELATED PARTY AND OTHER ACTIVITY

During the thirteen and twenty-six week periods ended July 5, 2009 and the comparable periods of 2008, we sold products and services to Applied Materials, Inc. A director of Applied Materials is a member of our Board of Directors. We also sold services to Cascade Microtech, Inc. Our Chief Financial Officer is on the Board of Directors of Cascade Microtech. Sales to Applied Materials and Cascade Microtech were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Product sales:
Applied Materials	$53	$271	$380	$503

Total product sales	53	271	380	503

Service and component sales:
Applied Materials	$70	$74	$104	$178
Cascade Microtech	1	8	2	8

Total service and component sales	71	82	106	186

Total sales to related parties	$124	$353	$486	$689

As of July 5, 2009, Applied Materials and Cascade Microtech owed us $107,000 and $1,000, respectively, related to their purchases.

During the thirteen and twenty-six week periods ended July 5, 2009, we purchased $0.3 million and $2.1 million, respectively, worth of goods from Schneeberger, Inc. During the thirteen and twenty-six week periods ended June 29, 2008, we purchased $0.1 million and $0.4 million, respectively, worth of goods from Schneeberger. One of our executive officers serves on the Board of Directors of Schneeberger. As of July 5, 2009, we owed Schneeberger $0.1 million for these purchases.

During the thirteen and twenty-six week periods ended July 5, 2009, we purchased $22,000 and $46,000, respectively, worth of services from Fidelity Investments. During the thirteen and twenty-six week periods ended June 29, 2008, we purchased $46,000 worth of services from Fidelity Investments. FMR LLC, the parent company of Fidelity Investments, is a greater than 5% shareholder of our common stock. At July 5, 2009, we did not owe Fidelity Investments any amounts for these purchases.

During the thirteen and twenty-six week periods ended July 5, 2009, we purchased $50,000 and $132,000, respectively, worth of services from TMC BV. During the thirteen and twenty-six week periods ended June 29, 2008, we purchased $113,000 and $243,000, respectively, worth of services from TMC BV. One of the members of our Board of Directors also serves on the Supervisory Board of TMC BV. At July 5, 2009, we did not owe TMC BV any amounts for these purchases.

During the thirteen and twenty-six week periods ended July 5, 2009, we purchased $32,000 and $78,000, respectively, worth of services from EasyStreet Online Services. During the thirteen and twenty-six week periods ended June 29, 2008, we purchased $21,000 and $48,000, respectively, worth of services from EasyStreet Online Services. One of the members of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services. As of July 5, 2009, we did not owe EasyStreet Online Services any amounts for these purchased services.

14. REDEMPTION OF 2.875% CONVERTIBLE SUBORDINATED NOTES

We redeemed the following amounts of our 2.875% Convertible Subordinated Notes in the thirteen week period ended April 5, 2009:

Date	Amount Redeemed	Redemption Price	Redemption Discount	Related Note Issuance Costs Written Off
February 2009	$15.0 million	86.5%	$2.0 million	$0.3 million

There were no additional redemptions in the thirteen week period ended July 5, 2009.

15. COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in various legal proceedings and we receive claims arising in the normal course of our business activities, including claims for alleged infringement or violation of intellectual property rights. We have been in discussions with another company that believes we infringe on certain of its patents. No litigation or formal claim has been filed to date. We are currently analyzing the potential merits of the other company’s claims and the potential defenses to such claims. We intend to vigorously defend our interests in this matter. Currently, we are not a party to any other litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $51.4 million at July 5, 2009. These commitments expire at various times through the first quarter of 2010.

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

We report our segments based on a market-focused organization. Our segments are: Electronics, Research and Industry, Life Sciences and Service and Components. The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended July 5, 2009	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$32,329	$55,221	$19,612	$33,101	$—	$140,263
Gross profit	15,631	22,006	8,398	10,126	—	56,161

Thirteen Weeks Ended June 29, 2008
Sales to external customers	$37,729	$62,493	$19,536	$34,281	$—	$154,039
Gross profit	19,088	22,765	7,521	9,246	—	58,620

Twenty-Six Weeks Ended July 5, 2009
Sales to external customers	$61,688	$113,559	$40,477	$66,372	$—	$282,096
Gross profit	30,260	48,406	16,044	20,143	—	114,853

Twenty-Six Weeks Ended June 29, 2008
Sales to external customers	$84,250	$123,590	$29,132	$68,713	$—	$305,685
Gross profit	39,335	49,584	10,686	18,240	—	117,845

July 5, 2009
Total assets	$103,631	$151,410	$45,498	$141,510	$491,350	$933,399
Goodwill	18,134	17,780	3,627	5,062	(3)	44,600

December 31, 2008
Total assets	$90,100	$142,390	$35,560	$137,186	$426,936	$832,172
Goodwill	18,132	14,148	3,626	5,061	(3)	40,964

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

One customer accounted for 10% or more of our total sales in the thirteen and twenty-six week periods ended July 5, 2009. No customer represented 10% or more of our total sales in the thirteen or twenty-six week periods ended June 29, 2008.

17. RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

In the thirteen and twenty-six week periods ended July 5, 2009, we incurred $1.1 million and $2.0 million, respectively, of costs related to our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. We incurred a total of $6.3 million of costs in 2008 and through the first half of 2009 related to this plan and expect to incur between approximately $1.7 million and $1.9 million in the remainder of 2009 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the approximate total cost of the restructuring to range from $8.0 million to $9.0 million.

A summary of the anticipated restructuring expenses is as follows:

Type of Expense	Approximate Range of Expected Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.0 million	$2.9 million incurred. Remainder in the second half of 2009.

Transfer of manufacturing and other activities	$1.5 million - $2.0 million	$0.3 million incurred. Remainder in the second half of 2009.

Shift of supply chain	$3.5 million - $4.0 million	$3.1 million incurred. Remainder in the second half of 2009.

The following table summarizes the charges, expenditures and write-offs and adjustments in the twenty-six week period ended July 5, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Twenty-Six Weeks Ended July 5, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(241)	$(24)	$50
Transfer of manufacturing and related activities and shift of supply chain	—	1,919	(1,922)	3	—
Abandoned leases, leasehold improvements and facilities	19	16	—	1	36

	$240	$2,029	$(2,163)	$(20)	$86

18. FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Effective January 1, 2009, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our non-financial assets and liabilities. The adoption of these provisions of SFAS No. 157 did not have any effect on our results of operations, financial position or cash flows.

Effective July 5, 2009, we adopted the provisions of FASB Staff Position (“FSP”) No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Disclosures related to this FSP are included below.

Pursuant to SFAS No. 157, factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets as of July 5, 2009 pursuant to SFAS No. 157 (in thousands):

	Level 1	Level 2	Level 3
Available for sale marketable securities:
Corporate notes and bonds	$9,994	$—	$—
U.S. Government-backed securities	35,841	—	—
Certificates of deposit and commercial paper	6,834	—	—
Trading securities:
Equity securities – mutual funds	2,600	—	—
ARS	—	—	96,771
Derivative contracts, net	—	2,678	—
Put Right	—	—	13,198

	$55,269	$2,678	$109,969

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2008	$91,680	$17,917
Increase in fair value of ARS included as a component of other income, net	3,686	—
Decrease in fair value of put right included as a component of other income, net	—	(3,577)

Balance, April 5, 2009	95,366	14,340
Increase in fair value of ARS included as a component of other income, net	1,405	—
Decrease in fair value of put right included as a component of other income, net	—	(1,142)

Balance, July 5, 2009	$96,771	$13,198

The fair value of our available for sale and trading marketable securities is based on quoted market prices.

We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at July 5, 2009.

We estimated the fair value of our ARS using a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at July 5, 2009.

We calculated the fair value of the Put Right based on the net present value of the difference between the par value and the fair market value of the ARS on July 5, 2009, using a twelve month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We will reassess the fair values in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk, and other factors.

There were no changes to our valuation techniques during the thirteen or twenty-six week periods ended July 5, 2009.

Effective July 5, 2009, we adopted FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is applicable to the disclosure of fair value of our fixed rate convertible debt. At July 5, 2009, we had $100.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair value of our fixed rate convertible debt was approximately $95.5 million at July 5, 2009.

19. DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from fluctuations in foreign currency exchange rates. As of July 5, 2009 and December 31, 2008, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $31.1 million and $34.5 million, respectively. As of July 5, 2009 and December 31, 2008, the aggregate notional amount of our outstanding derivative contracts for our balance sheet positions was $87.7 million and $80.4 million, respectively. The outstanding contracts at July 5, 2009 have varying maturities through the second quarter of 2010. We do not enter into derivative financial instruments for speculative purposes.

We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at July 5, 2009. In addition, there are no contingent features in our derivative instruments.

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

Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $1.3 million and $2.7 million, respectively, in the thirteen and twenty-six week periods ended July 5, 2009 and $0.4 million and $1.9 million, respectively, in the comparable periods of 2008.

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

At July 5, 2009 and December 31, 2008 the fair value carrying amount of our derivative instruments were included in our balance sheet as follows:

Location in Balance Sheet
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	July 5, 2009	December 31, 2008	July 5, 2009	December 31, 2008
Derivatives Designated as Hedging Instruments

Foreign Exchange Contracts	$998	$—	$—	$2,015

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Contracts	$2,276	$1,938	$596	$5,775

The effect of derivative instruments on our Consolidated Statements of Operations for the thirteen and twenty-six week periods ended July 5, 2009 and June 29, 2008 were as follows (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Thirteen Weeks Ended July 5, 2009
Foreign Exchange Contracts	$1,103	Cost of Goods Sold	$(18)	Other, net	$(503)

Thirteen Weeks Ended June 29, 2008
Foreign Exchange Contracts	$(72)	Cost of Goods Sold	$2,428	—	$—

Twenty-Six Weeks Ended July 5, 2009
Foreign Exchange Contracts	$802	Cost of Goods Sold	$(268)	Other, net	$(1,729)

Twenty-Six Weeks Ended June 29, 2008
Foreign Exchange Contracts	$5,432	Cost of Goods Sold	$5,908	—	$—

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Thirteen Weeks Ended July 5, 2009
Foreign Exchange Contracts	Other, net	$(544)

Thirteen Weeks Ended June 29, 2008
Foreign Exchange Contracts	Other, net	$2,299

Twenty-Six Weeks Ended July 5, 2009
Foreign Exchange Contracts	Other, net	$(460)

Twenty-Six Weeks Ended June 29, 2008
Foreign Exchange Contracts	Other, net	$1,955

The unrealized gains at July 5, 2009 are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income.

20. ADOPTION OF FSP NO. APB 14-1

Effective January 1, 2009, we adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, this FSP was retrospectively applied to our $150.0 million principal amount of zero coupon subordinated convertible notes. In accordance with the FSP, we recognized both the liability and equity component of our notes at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the notes and the fair value of the liability component. We recognize an effective interest rate of 8.874% on the carrying value of the debt.

The effect of adoption of this FSP increased interest expense and reduced net income and earnings per share in the thirteen and twenty-six week periods ended June 29, 2008 as indicated in the following tables (in thousands, except per share amounts).

	Thirteen Weeks Ended June 29, 2008
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$2,250	$4,851	$0.13	$0.12
Adjustment	3,193	(3,193)	(0.08)	(0.08)

Revised	$5,443	$1,658	$0.05	$0.04

	Twenty-Six Weeks Ended June 29, 2008
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$4,481	$13,005	$0.36	$0.32
Adjustment	6,314	(6,314)	(0.18)	(0.14)

Revised	$10,795	$6,691	$0.18	$0.18

Amortization of the debt discount during the thirteen and twenty-six weeks ended June 29, 2008 was $3.3 million and $6.5 million, respectively.

Given that these notes were repaid in 2008, there will be no impact of this pronouncement in 2009 or future years.

21. RECLASSIFICATIONS

Certain immaterial reclassifications were made to the prior period financial statements to conform with the current period presentation. On the consolidated balance sheet, we reclassified purchased intangibles, net into other assets, net and on the consolidated statement of operations, we reclassified amortization of purchased intangibles into selling, general and administrative expense.

22. NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. As we believe that our accounting practices are consistent with the Codification, we do not believe that the adoption of SFAS No. 168 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not have any entities that fall under the guidance of SFAS No. 167 and, accordingly, the adoption of SFAS No. 167 will not have any effect on our financial position, results of operations or cash flows.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 also amends certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 166 must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of SFAS No. 166, we do not believe that the adoption of SFAS No. 166 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 effective July 5, 2009 did not have any effect on our financial position, results of operations or cash flows.

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

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. We adopted SFAS No. 161 effective January 1, 2009. Given that SFAS No. 161 pertains primarily to footnote disclosures, the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. See Note 19 for the disclosure required pursuant to SFAS No. 161.

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

23. SUBSEQUENT EVENTS

We have considered all events that have occurred subsequent to July 5, 2009 and through August 6, 2009, the date the financial statements as of and for the periods ended July 5, 2009 were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, gross margins, non-operating expense, income tax expense, tax rates, net income, inventory turnover rates or other financial items, as well as backlog, order levels and activity of our company as a whole or our particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; factors that may affect our 2009 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from the auction rate securities we hold; any statements relating to the credit worthiness of our derivative counterparties; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing; and statements made under the heading “Outlook for the Remainder of 2009.” You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

Overview

Net sales decreased to $140.3 million in the second quarter of 2009 compared to $141.8 million in the first quarter of 2009 and $154.0 million in the second quarter of 2008. Net sales for the second quarter of 2009 increased $3.6 million compared to the first quarter of 2009 as a result of the fluctuations of the U.S. dollar against foreign currencies, primarily the euro. Foreign currency fluctuations reduced net sales in the second quarter of 2009 by $8.6 million when compared to the second quarter of 2008. Declines in the second quarter of 2009 compared to the first quarter of 2009 also resulted from lower sales in each of our market segments, except Electronics, as the global economy continued to struggle.

Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At July 5, 2009, our total backlog was $336.9 million, compared to $330.5 million at December 31, 2008. At July 5, 2009, our backlog consisted of product and service and components unfilled orders of $272.8 million and $64.1 million, respectively, compared to $273.5 million and $57.0 million, respectively, at December 31, 2008.

Of our total backlog at July 5, 2009, approximately 90% is expected to be shippable within 12 months and approximately 10% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. However, the global markets are in a period of extraordinary financial uncertainty and historic cancellation rates may increase in the future. During 2008, we experienced cancellations of $7.6 million. We have not experienced any significant cancellations in the first two quarters of 2009. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been delayed due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate fluctuations. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2009

The ongoing difficult global economic environment, including volatility in foreign exchange markets, continues to make forecasting for the remainder of 2009 challenging. However, we are seeing some increase in visibility in some of our markets, particularly in Research and Life Sciences.

Our backlog of unfilled orders returned to record levels at the end of the second quarter of 2009, and, historically we have not experienced significant volumes of order cancellations. As a result of the backlog and our near-term outlook for new bookings, we expect revenues in the second half of 2009 to likely be in the range of the first two quarters of the year, subject to normal seasonal factors. Our third quarter usually shows some slowdown in revenue because many of our customers are universities which are closed in the summer months, as well as due to seasonal vacation in Europe. By contrast, we generally see higher revenue and bookings in the fourth quarter. For the second half of 2009, we expect an increase in bookings as a result of economic stimulus programs being implemented in the U.S. and because of our recent new product introductions. Assuming we do receive additional orders as a result of the stimulus and new products, we expect some possible increase in fourth quarter revenue with most of the revenue from those orders occuring in 2010.

The percentage of our expenses denominated in euros or Czech koruna (which tends to move generally in line with the euro on foreign exchange markets) is greater than the percentage of revenue denominated in euro and koruna. As a result, when the U.S. dollar strengthens in foreign exchange markets, our reported revenue declines or grows more slowly, while our expenses decline even more rapidly, improving operating income. Conversely, if the euro and the koruna strengthen against the U.S. dollar (as in the second quarter of 2009), revenue increases more slowly, while our expenses increase more rapidly, reducing operating income. We are taking steps to create more naturally hedged positions, but, for the remainder 2009, the impact of currency movements is expected to generally be as described above.

Historically, our Research and Industry business has generally remained fairly stable in economic downturns, resulting in flat revenue or even modest growth, as governments, institutions and corporations globally invest in research and product development. While the current economic downturn may limit the R&D and capital spending budgets of some corporations and government entities, the long lead-times of many of our customers’ projects and the potential positive impact of government economic stimulus spending will likely provide offsetting growth opportunities for the remainder of 2009.

Presently, we expect continued growth in our Life Sciences business in 2009, although it will vary from quarter to quarter. This is an emerging, research-oriented market for us, and we expect our revenue to continue to be positively affected by increased penetration of electron microscopy into this market and U.S. economic stimulus funding in this area.

The Electronics segment, which includes semiconductor and data storage customers, is in the midst of a severe industry-wide downturn, although there are potential signs of the beginning of an industry recovery. Revenue for this segment is expected to remain at approximately the same levels as the first two quarters of 2009 for the remainder of the year, although there could be significant variation from quarter to quarter. Despite the difficult environment, we believe that we have the potential to demonstrate better performance than the semiconductor capital equipment industry as a whole because of increased demand for our higher-resolution images as manufacturers move to smaller line widths and new processes, among other factors.

Demand for service of our products is not expected to keep pace with the growth of our installed base of products, as some of our customers may decide to reduce or not renew service contracts due to the current economic environment.

We believe we hold leadership positions, both technologically and competitively, in markets in which we compete. We plan to maintain that leadership, even as competitors introduce new products that attempt to match our earlier advances. In July 2009, we introduced several new products to build on our technology leadership.

We expect gross margins to be slightly lower in the third quarter of 2009 compared to the second quarter of 2009, but to increase in the fourth quarter of 2009. Factors that are expected to affect gross margins are configuration, pricing and timing of high-end TEM shipments, overall product mix, relative foreign currency rates and the beneficial impact of the restructuring program begun in 2008. That includes lower costs from our suppliers, new outsourcing initiatives, more natural currency exposures, headcount reductions and improved systems.

Operating expenses in the second half of 2009 are expected to remain generally flat to down slightly compared with the first and second quarters of 2009. We plan to continue to limit discretionary spending and hiring in light of the overall revenue outlook.

Non-operating expense is expected to decrease in the third and fourth quarters of 2009 compared with the second quarter, due to somewhat smaller losses on foreign exchange hedges.

Our tax rate is expected to remain at approximately 28% for the remaining quarters of 2009.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. Other than additional detail added regarding the valuation of excess and obsolete inventory as discussed below, during the first two quarters of 2009, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009.

Valuation of Excess and Obsolete Inventory

Inventory is stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead.

Manufacturing inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence.

To support our world-wide service operations, we maintain service spare parts inventory, which consists of both consumable and repairable spare parts. Consumable service spare parts are used within our service business to replace worn or damaged parts in a system during a service call and are generally classified in current inventory as our stock of this inventory turns relatively quickly. However, if there has been no recent usage for a consumable service spare part, but the part is still necessary to support systems under service contracts, the part is considered to be non-current and included within non-current inventories within our consolidated balance sheet. Consumables are charged to cost of goods sold when issued during the service call.

We also maintain a substantial supply of repairable and reusable spare parts for possible use in future repairs and customer field service of our install base. We have classified this inventory as a long-term asset given these parts can be repaired and reused in the service business over many years. As these service parts age over the related product group’s post-production service life, we ratably reduce the net carrying value of our repairable spare part inventory on the consolidated balance sheet to account for the excess that builds over the service life. The post-production service life of our systems is generally seven years and, at the end of seven years, the carrying value for these parts in our consolidated balance sheet is reduced to zero. We also perform periodic monitoring of our installed base for premature end of service life events and expense, through cost of sales, the remaining net carrying value of any related spare parts inventory in the period incurred.

Provision for manufacturing inventory valuation adjustments totaled $0.6 million and $1.8 million, respectively, in the thirteen and twenty-six week periods ended July 5, 2009 and $0.1 million and $0.5 million, respectively, in the comparable periods of 2008. Provision for service spare parts inventory valuation adjustments totaled $1.3 million and $2.5 million, respectively, in the thirteen and twenty-six week periods ended July 5, 2009 and $1.5 million and $2.2 million, respectively, in the comparable periods of 2008.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) July 5, 2009		Thirteen Weeks Ended(1) (2) June 29, 2008
Net sales	$140,263	100.0%	$154,039	100.0%
Cost of sales	84,102	60.0	95,419	61.9

Gross profit	56,161	40.0	58,620	38.1
Research and development	16,657	11.9	18,496	12.0
Selling, general and administrative	31,825	22.7	32,919	21.3
Restructuring, reorganization, relocation and severance costs	1,067	0.8	2,271	1.5

Operating income	6,612	4.7	4,934	3.2
Other income (expense), net	(1,501)	(1.1)	(1,698)	(1.1)

Income before income taxes	5,111	3.6	3,236	2.1
Income tax expense	1,451	1.0	1,578	1.0

Net income	$3,660	2.6%	$1,658	1.1%

	Twenty-Six Weeks Ended(1) July 5, 2009		Twenty-Six Weeks Ended(1) (2) June 29, 2008
Net sales	$282,096	100.0%	$305,685	100.0%
Cost of sales	167,243	59.3	187,840	61.4

Gross profit	114,853	40.7	117,845	38.6
Research and development	33,437	11.9	36,303	11.9
Selling, general and administrative	64,651	22.9	65,531	21.4
Restructuring, reorganization, relocation and severance costs	2,029	0.7	2,271	0.7

Operating income	14,736	5.2	13,740	4.5
Other income (expense), net	(1,821)	(0.6)	(2,918)	(1.0)

Income before income taxes	12,915	4.6	10,822	3.5
Income tax expense	2,917	1.0	4,131	1.4

Net income	$9,998	3.5%	$6,691	2.2%

(1)	Percentages may not add due to rounding.
(2)	Restated for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

Net sales decreased $13.7 million, or 8.9%, to $140.3 million, in the thirteen weeks ended July 5, 2009 (the second quarter of 2009) compared to $154.0 million in the thirteen weeks ended June 29, 2008 (the second quarter of 2008). Net sales decreased $23.6 million, or 7.7%, to $282.1 million in the twenty-six week period ended July 5, 2009 compared to $305.7 million in the twenty-six week period ended June 29, 2008. These decreases reflect decreases in Electronics, Research and Industry and Service and Components, partially offset by increases in Life Sciences as described more fully below.

As compared to 2008 exchange rates, currency fluctuations decreased net sales by approximately $8.6 million and $15.8 million during the thirteen and twenty-six week periods ended July 5, 2009 as approximately 29.0% and 31.8%, respectively, of our net sales were denominated in foreign currencies that declined in strength against the U.S. dollar during the periods. A significant portion of our revenue is denominated in foreign currencies, especially the euro. As the U.S. dollar strengthens against the euro, this generally has the effect of reducing net sales and backlog.

Net Sales by Market Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	July 5, 2009		June 29, 2008
Electronics	$32,329	23.0%	$37,729	24.5%
Research and Industry	55,221	39.4%	62,493	40.6%
Life Sciences	19,612	14.0%	19,536	12.7%
Service and Components	33,101	23.6%	34,281	22.2%

	$140,263	100.0%	$154,039	100.0%

	Twenty-Six Weeks Ended
	July 5, 2009		June 29, 2008
Electronics	$61,688	21.9%	$84,250	27.6%
Research and Industry	113,559	40.3%	123,590	40.4%
Life Sciences	40,477	14.3%	29,132	9.5%
Service and Components	66,372	23.5%	68,713	22.5%

	$282,096	100.0%	$305,685	100.0%

Electronics

The $5.4 million, or 14.3%, decrease and the $22.6 million, or 26.8%, decrease, respectively, in Electronics sales in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were primarily due to decreases in volume as a result of the continuing cyclical downturn in the semiconductor industry. In addition currency fluctuations decreased Electronics net sales by $0.7 million and $1.4 million, respectively, in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008. These factors were partially offset by purchases from some of the larger semiconductor and data storage companies for development of their next generation devices.

Research and Industry

The $7.3 million, or 11.6%, decrease and the $10.0 million, or 8.1%, decrease, respectively, in Research and Industry sales in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were due primarily to a $4.9 million and an $8.6 million decrease, respectively, related to currency fluctuations. In addition, total system sales were down in the 2009 periods compared to the 2008 periods, especially for our lower-end TEMs and SEMs, partially offset by an increase in the number of small DualBeam units sold. We believe that Research and Industry unit sales were down in the U.S. in the second quarter of 2009 as customers delayed purchases in anticipation of the receipt of federal stimulus money. Offsetting these factors was an increase in the average price per unit sold for our TEMs and SEMs due to shifts in product mix.

Life Sciences

The $0.1 million, or 0.4%, increase and the $11.3 million, or 38.9%, increase, respectively, in Life Sciences sales in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were due primarily to the sale of more high-end TEMs, partially offset by a $1.3 million and a $2.8 million decrease, respectively, related to currency fluctuations. The increases in the sale of high-end TEMs were a result of growth in world-wide funding of Life Sciences research and a greater acceptance of our TEM systems by these customers due to our industry leadership in 3-D tomography and automation.

Service and Components

The $1.2 million, or 3.4%, decrease and the $2.3 million, or 3.4%, decrease, respectively, in Service and Components sales in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were due primarily to a $1.7 million and a $3.0 million decrease, respectively, related to currency fluctuations and decreased sales of our components as a result of industry-wide reductions in semiconductor capital equipment spending. These factors were partially offset by an increase in service due to a larger install base. Some customers, however, have deferred renewing certain service contracts due to idle machinery as a result of overcapacity in the semiconductor industry.

Net Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the U.S., and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 5, 2009		June 29, 2008		July 5, 2009		June 29, 2008
U.S. and Canada	$40,410	28.8%	$54,343	35.3%	$95,892	34.0%	$108,526	35.5%
Europe	40,741	29.0%	56,106	36.4%	89,665	31.8%	95,903	31.4%
Asia-Pacific Region and Rest of World	59,112	42.2%	43,590	28.3%	96,539	34.2%	101,256	33.1%

	$140,263	100.0%	$154,039	100.0%	$282,096	100.0%	$305,685	100.0%

U.S. and Canada

The $13.9 million, or 25.6%, decrease and the $12.6 million, or 11.6%, decrease, respectively, in sales to the U.S. and Canada in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were primarily due to lower Electronics and Research and Industry sales. We believe that Research and Industry sales were down in the second quarter of 2009 as customers delayed purchases in anticipation of the receipt of federal stimulus money.

Europe

Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East, eastern Europe and Russia. The $15.4 million, or 27.4%, decrease and the $6.2 million, or 6.5%, decrease, respectively, in sales to Europe in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were primarily due to an $8.1 million and a $12.6 million negative effect, respectively, related to currency fluctuations. In addition, these decreases were due to decreases in sales of TEM products in our Research and Industry segment. These factors were partially offset in the thirteen and twenty-six week periods ended July 5, 2009 by a large sale to a Middle Eastern university customer.

Asia-Pacific Region and Rest of World

The $15.5 million, or 35.6%, increase and the $4.7 million, or 4.7%, decrease, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were primarily due to an increase in China as a result of increased sales of TEM products to universities and research institutions in the thirteen week period, offset by decreased sales from our Electronics segment, as semiconductor capital spending has declined, in both the thirteen and twenty-six week periods ended July 5, 2009.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Electronics	48.3%	50.6%	49.1%	46.7%
Research and Industry	39.9%	36.4%	42.6%	40.1%
Life Sciences	42.8%	38.5%	39.6%	36.7%
Service and Components	30.6%	27.0%	30.3%	26.6%
Overall	40.0%	38.1%	40.7%	38.6%

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

Cost of sales decreased $11.3 million, or 11.9%, to $84.1 million in the thirteen week period ended July 5, 2009 compared to $95.4 million in the thirteen week period ended June 29, 2008 and decreased $20.6 million, or 11.0%, to $167.2 million in the twenty-six week period ended July 5, 2009 compared to $187.8 million in the twenty-six week period ended June 29, 2008. These decreases were primarily due to a $10.9 million and a $21.8 million decrease, respectively, related to currency fluctuations and lower sales, partially offset by an increase in costs due to increased sales of our higher-end TEM products.

The net effect on our gross margin from the change in currency exchange rates during the thirteen and twenty-six week periods ended July 5, 2009 on our net sales and cost of sales was an approximately $2.3 million increase, or a 3.8 percentage point increase, and a $6.0 million, or a 4.2 percentage point increase, respectively. Offsetting the currency effects were approximately $18,000 and $0.3 million, respectively, of cash flow hedge losses recorded in cost of sales.

Electronics

The decrease in Electronics gross margin in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to a shift in mix away from the higher-margin data storage and other wafer-level products in the 2009 period. For the twenty-six week period ended July 5, 2009, these factors were offset by significant pricing pressure on certain transactions in the first quarter of 2008, which lowered gross margins during that period.

Research and Industry

The increases in Research and Industry gross margin in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were primarily due favorable currency fluctuations and a shift in product mix to fewer lower-end TEM sales.

Life Sciences

The increases in the Life Sciences gross margins in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were primarily due to favorable currency fluctuations, a shift to more higher-end TEMs during the first quarter of 2009 and pricing pressures on our low-end TEMs in the first quarter of 2008.

Service and Components

The increases in the Service and Components gross margin in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were primarily due to favorable currency fluctuations and improvements in part usage and lower repair and distribution costs.

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

R&D costs decreased $1.8 million to $16.7 million (11.9% of net sales) in the thirteen week period ended July 5, 2009 compared to $18.5 million (12.0% of net sales) in the thirteen week period ended June 29, 2008 and decreased $2.9 million to $33.4 million (11.9% of net sales) in the twenty-six week period ended July 5, 2009 compared to $36.3 million (11.9% of net sales) in the twenty-six week period ended June 29, 2008.

R&D costs are reported net of subsidies as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Gross spending	$18,463	$19,507	$36,416	$38,086
Less subsidies	(1,806)	(1,011)	(2,979)	(1,783)

Net expense	$16,657	$18,496	$33,437	$36,303

The decreases in R&D costs in the thirteen and twenty-six week periods ended July 5, 2009 compared to the same periods of 2008 were primarily due to a $1.4 million and a $2.4 million decrease, respectively, related to lower labor and related costs as a result of favorable currency movements.

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

SG&A costs decreased $1.1 million to $31.8 million (22.7% of net sales) in the thirteen week period ended July 5, 2009 compared to $32.9 million (21.4% of net sales) in the thirteen week period ended June 29, 2008 and decreased $0.8 million to $64.7 million (22.9% of net sales) in the twenty-six week period ended July 5, 2009 compared to $65.5 million (21.4% of net sales) in the twenty-six week period ended June 29, 2008.

The decreases in SG&A costs were due primarily to a $1.8 million and a $3.2 million decrease, respectively, related to currency fluctuations and a decrease in amortization of purchased intangibles of $0.4 million and $0.5 million, respectively. In addition, lower legal, accounting, consulting and travel and entertainment costs contributed to the decreases. Offsetting these decreases were an increase in agent commissions and labor and related costs.

Restructuring, Reorganization, Relocation and Severance

In the thirteen and twenty-six week periods ended July 5, 2009, we incurred $1.1 million and $2.0 million, respectively, of costs related to our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. We incurred a total of $6.3 million of costs in 2008 and through the first half of 2009 related to this plan and expect to incur between approximately $1.7 million and $1.9 million in the remainder of 2009 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the approximate total cost of the restructuring to range from $8.0 million to $9.0 million.

We anticipate that the actions related to our 2008 restructuring plan will reduce annualized manufacturing costs and operating expenses and increase cash flow by approximately $6.0 million in 2009 and $12.0 million annually thereafter. A portion of these expense reductions were realized in the first two quarters of 2009 with the majority of the benefit anticipated to be realized in the second half of 2009.

A summary of the anticipated restructuring expenses is as follows:

Type of Expense	Approximate Range of Expected Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.0 million	$2.9 million incurred. Remainder in the second half of 2009.

Transfer of manufacturing and other activities	$1.5 million - $2.0 million	$0.3 million incurred. Remainder in the second half of 2009.

Shift of supply chain	$3.5 million - $4.0 million	$3.1 million incurred. Remainder in the second half of 2009.

The following table summarizes the charges, expenditures and write-offs and adjustments in the twenty-six week period ended July 5, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Twenty-Six Weeks Ended July 5, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(241)	$(24)	$50
Transfer of manufacturing and related activities and shift of supply chain	—	1,919	(1,922)	3	—
Abandoned leases, leasehold improvements and facilities	19	16	—	1	36

	$240	$2,029	$(2,163)	$(20)	$86

The $2.3 million restructuring, reorganization, relocation and severance expense in the thirteen and twenty-six week periods ended June 29, 2008 also related to our April 2008 restructuring plan.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $0.7 million and $1.8 million in the thirteen and twenty-six week periods ended July 5, 2009, respectively, compared to $4.1 million and $9.1 million, respectively, in the comparable periods of 2008. These decreases were primarily due to lower interest rates and a decrease in our invested balances, primarily due to the repayment of debt.

Interest expense for both the 2009 and 2008 periods included interest expense related to our 2.875% convertible notes. Interest expense in the twenty-six week period ended June 29, 2008 also included some interest related to our 5.5% convertible notes, which were repaid in full in January 2008. Interest expense in the thirteen and twenty-six week periods ended June 29, 2008 also included $3.2 million and $6.3 million, respectively, of non-cash interest related to the effects of the adoption of FSP No. APB 14-1. See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in the twenty-six week period ended July 5, 2009 included a $0.3 million expense related to the write-off of note issuance costs in connection with the early redemption of a total of $15.0 million of our 2.875% convertible notes. Interest expense in the twenty-six week period ended June 29, 2008 included $0.2 million of premiums and commissions paid on the repurchase of the remaining $45.9 million of our 5.5% convertible notes as well as the write-off of $0.1 million of related deferred note issuance costs and $0.4 million of premiums and commissions paid on the repurchase of $148.9 million principal amount of our $150 million zero coupon convertible notes as well as the write-off of $0.2 million of related deferred note issuance costs.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.1 million per quarter through the second quarter of 2013.

For the twenty-six week period ended July 5, 2009, Other, net included a $2.0 million gain on the early redemption of our 2.875% notes. The thirteen and twenty-six week periods ended July 5, 2009 included a $0.5 million and a $1.7 million charge, respectively, for cash flow hedge ineffectiveness, foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

For the 2008 periods, Other, net primarily consisted of foreign currency gains and losses on transaction and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Our effective income tax rate of 28.4% and 38.2% for the thirteen week periods ended July 5, 2009 and June 29, 2008, respectively, and 22.6% and 48.8% for the twenty-six week periods July 5, 2009 and June 29, 2008, respectively reflect taxes accrued in foreign jurisdictions, reduced by tax benefits related to the release of valuation allowances recorded against deferred tax assets utilized to offset income earned in the U.S. Our tax expense for the twenty-six weeks ended July 5, 2009 also reflects the release of certain tax contingencies due to the lapse of statutes of limitation in the first quarter of 2009.

Our effective income tax rates for the thirteen and twenty-six week periods ended June 29, 2008 reflect higher tax expense due to the effects of the non-deductible, non-cash interest expense recorded upon adoption of FSP No. APB 14-1, offset by valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. See Note 20 of the Condensed Notes to the Consolidated Financial Statements for more information regarding the adoption of FSP No. APB 14-1.

During the thirteen week period ended April 5, 2009, we reclassified approximately $15.4 million of non-current tax liabilities to current in expectation that a settlement could be reached within the next 12 months. We still anticipate resolution of the tax positions within the next 12 months and, if resolved favorably, the reversal of the current tax liabilities could provide a tax benefit up to approximately $16.4 million, including accruals through July 5, 2009, in the thirteen week period we determine the positions are more likely than not to be sustained.

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

Liquidity and Capital Resources

Auction Rate Securities and UBS Credit Facility

On November 6, 2008, we accepted an offer by UBS AG (together with its affiliates, “UBS”) of certain auction rate securities rights (the “Put Right”). The Put Right permits us to cause UBS to repurchase, at par value, our ARS during the period beginning on June 30, 2010 and ending on July 2, 2012. The fair value of the ARS and the Put Right was approximately $96.8 million and $13.2 million, respectively, as of July 5, 2009, as discussed in more detail below. The par value of the ARS was $110.1 million at July 5, 2009. The Put Right was offered in connection with settlement agreements entered into by UBS with the U.S. SEC and other federal and state regulatory authorities.

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

During the first quarter of 2009, we drew down $70.8 million, the full amount available under the UBS Credit Facility and, as of July 5, 2009, the full $70.8 million remained outstanding. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repay any outstanding obligations under the UBS Credit Facility.

The UBS Credit Facility includes customary events of default that include, among other things, non-payment defaults, the failure to maintain sufficient collateral, covenant defaults, inaccuracy of representations and warranties, the failure to provide financial and other information in a timely manner, bankruptcy and insolvency defaults, cross-defaults to other indebtedness and judgment defaults. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of July 5, 2009, we were in compliance with all of the terms of the UBS Credit Facility.

See Note 8 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Other Credit Facilities and Letters of Credit

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of July 5, 2009.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At July 5, 2009, we had $53.7 million of these guarantees and letters of credit outstanding, of which approximately $53.1 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

Sources of Liquidity and Capital Resources

Our sources of liquidity and capital resources as of July 5, 2009 consisted of $335.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $6.3 million in non-current investments, $42.3 million of long-term restricted cash, $100.0 million available under revolving credit facilities (including the UBS Credit Facility), as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from July 5, 2009.

In twenty-six week period ended July 5, 2009, cash and cash equivalents and short-term restricted cash increased $32.2 million to $189.7 million as of July 5, 2009 from $157.5 million as of December 31, 2008 primarily as a result of $12.6 million provided by operations, $70.8 million of proceeds from our UBS line of credit and $3.1 million of proceeds from the exercise of employee stock options. These proceeds were partially offset by $13.1 million used for the repayment of $15.0 million face amount of our 2.875% convertible notes, $5.5 million used for the purchase of property, plant and equipment, the net purchase of $19.9 million of marketable securities, $4.1 million used for the purchase of certain assets of a division of an Australian software company and a $4.2 million unfavorable effect of exchange rate changes.

Accounts receivable increased $23.1 million to $162.8 million as of July 5, 2009 from $139.7 million as of December 31, 2008, primarily due to increased frequency of extended payment terms as a result of geographic sales mix and customer requests. The July 5, 2009 balance also included a $4.0 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 106 days at July 5, 2009 compared to 84 days at December 31, 2008.

Inventories increased $6.2 million to $147.8 million as of July 5, 2009 compared to $141.6 million as of December 31, 2008. The July 5, 2009 balance includes a $6.4 million increase related to changes in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.3 times for the quarter ended July 5, 2009 and 2.4 times for the quarter ended June 29, 2008.

Other current assets increased $20.0 million to $52.9 million as of July 5, 2009 compared to $32.9 million as of December 31, 2008, primarily due to the transfer of our Put Right from other assets, net to other current assets, as well as normal seasonal increases in prepaid insurance and our receivable for subsidies for research and development projects. Other current assets at July 5, 2009 included $13.2 million for the value of the Put Right related to our ARS.

Expenditures for property, plant and equipment of $5.5 million in the twenty-six week period ended July 5, 2009 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2009 to be approximately $20 to $25 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Other assets, net decreased $15.8 million to $18.7 million as of July 5, 2009 compared to $34.5 million as of December 31, 2008, primarily due to the transfer of the Put Right to other current assets and a decrease in other intangible assets.

Other current liabilities increased $6.9 million to $40.6 million as of July 5, 2009 compared to $33.7 million as of December 31, 2008. The increase resulted primarily from a reclassification of $15.4 million of unrecognized tax benefits from long-term to current during the first quarter of 2009, partially offset by a decrease in our value added tax liability and our derivative liabilities.

Other liabilities decreased $13.9 million to $28.4 million as of July 5, 2009 compared to $42.3 million as of December 31, 2008. The decrease resulted primarily from the reclassification of $15.4 million of unrecognized tax benefits from long-term to current during the first quarter of 2009.

New Accounting Pronouncements

See Note 22 of the Condensed Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are involved in various legal proceedings and receive claims from time to time, arising in the normal course of our business activities, including claims for alleged infringement or violation of intellectual property rights. We have been in discussions with another company that believes that we infringe on certain of its patents. No litigation or formal claim has been filed to date. We are analyzing the potential merits of the other company’s claims and the potential defenses to such claims. We intend to vigorously defend our interests in this matter. In management’s opinion, the resolution of this dispute, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular quarter. This claim, or any claim of infringement or violation of intellectual property rights, with or without merit, could require us to change our technology, change our business practices, pay damages, enter into a licensing arrangement or take other actions that may result in additional costs or other actions that are detrimental to our business.

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

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with us in each of our product lines. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we do and may price their products very aggressively. Our significant competitors include, among others: JEOL Ltd., Hitachi High-Technologies Corporation and Carl Zeiss SMT A.G. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 66% of our revenues in the first two quarters of 2009 and in the year ended December 31, 2008 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Twenty-Six Weeks Ended
	July 5, 2009		June 29, 2008
Electronics	$61,688	21.9%	$84,250	27.6%
Research and Industry	113,559	40.3%	123,590	40.4%
Life Sciences	40,477	14.3%	29,132	9.5%
Service and Components	66,372	23.5%	68,713	22.5%

	$282,096	100.0%	$305,685	100.0%

The largest sub-parts of the Electronics market are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. Since the second half of 2007, we have experienced a significant decline in bookings and revenue in our Electronics segment due to a general decline in semiconductor and data storage capital equipment spending. Global economic conditions continue to be volatile and appear to be weakening. Continued economic weakness is expected to reduce demand for our customers’ products and cause our business to suffer as a result. During downturns, our sales and gross profit margins generally decline.

The Research and Industry market is also affected by overall economic conditions, but is not as cyclical as the Electronics market. However, Research and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary or economic constraints and changes in administration. The current global financial crisis may result in cutbacks in funding by various governments and institutions, which could eventually result in reduced orders for our products. In addition, institutional endowments and philanthropy, which are a source of funding of some customer purchases, are threatened by the recent significant declines in capital markets world-wide. Recently, both philanthropic giving and endowments have declined.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the first two quarters of 2009 and the year ended December 31, 2008, approximately 30% to 45% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluations, we did not record any charges related to hedge dedesignations in the first two quarters of 2009 or in the year ended December 31, 2008. However, we recorded a $1.7 million and a $1.3 million charge, respectively, for hedge ineffectiveness related to our cash flow hedges in the first two quarters of 2009 and in all of 2008 as a result of currency fluctuations. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.

We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $2.7 million in the first two quarters of 2009 and $4.9 million in the year ended December 31, 2008.

We seek to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at July 5, 2009.

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

In 2008, we announced a restructuring that will involve estimated cash charges ranging from $8.0 million to $9.0 million, $6.3 million of which has been incurred through July 5, 2009. The plan includes relocating part of our supply chain and relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures. In addition, we will be severing some employees and aiming to lower operating expenses. The expense of the restructuring adversely affected our financial performance for 2008 and the first two quarters of 2009. Moreover, the cash charges for the 2008 restructuring is only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

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

A significant percentage of our current investments in marketable securities consist of auction rate securities. If a liquid market for these securities is not maintained, we may be unable to dispose of these securities, which could negatively impact our liquidity, cash on hand and results of operations.

At July 5, 2009, we held auction rate securities (“ARS”) having a fair value of $96.8 million, which have short-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. During the fourth quarter of 2008, we entered into a settlement agreement with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. As a result of this settlement, we reclassified our ARS from available for sale securities and into trading securities. In connection with the reclassification into trading securities, we reclassified the temporary impairment related to these securities of $18.4 million from accumulated other comprehensive income and into other income, net during 2008. Offsetting this loss within other income, net was a $17.9 million gain related to the put right we obtained pursuant to the agreement. Our inability to dispose of our ARS prior to June 30, 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. During the first quarter of 2009, we pledged our ARS as collateral against the UBS Credit Facility and drew down $70.8 million, or approximately 75% of the value of the ARS. As of July 5, 2009, $70.8 million was outstanding on the UBS Credit Facility. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repay any outstanding obligations under the UBS Credit Facility. We expect to exercise our Put Right in June 2010. Additionally, we could be adversely impacted if UBS is unable to meet its obligations under the repurchase agreement in 2010. Changes in the fair value of the ARS and the Put Right, which were an increase of $5.1 million and a decrease of $4.7 million, respectively, in the twenty-six week period ended July 5, 2009, are recognized currently as a component of other income, net.

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

A relatively small number of customers account for a large percentage of our net revenues, although no customer has accounted for more than 10% of total annual net revenues in the recent past. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.

If third parties assert that we violate their intellectual property rights, our business and results of operations may be materially adversely affected.

Several of our competitors hold patents covering a variety of technologies that may be included in some of our products. In addition, some of our customers may use our products for applications that are similar to those covered by these patents. From time to time, we and our respective customers have received correspondence from our competitors claiming that some of our products, as sold by us or used by our customers, may be infringing one or more of these patents. Recently, we have been in negotiations with one of our competitors in connection with such a claim. To date, none of these allegations has resulted in litigation. Our competitors or other entities may, however, assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. Additionally, if claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

We have significant indebtedness. As of July 5, 2009, we had total convertible long-term debt of $100.0 million due in 2013. We also had $70.8 million outstanding under our short-term UBS Credit Facility. In addition, we have a secured credit line for $100.0 million and also have access to a $50.0 million yen unsecured uncommitted bank borrowing facility in Japan. However, no amounts were outstanding on these credit facilities at July 5, 2009. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,407,155 shares of our common stock. These shares were not included in our diluted share count for the thirteen or twenty-six week periods ended July 5, 2009 or June 29, 2008, because they were antidilutive; and

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

The length of time it takes us to complete a sale depend on many factors, including:

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

Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for products under development and the equipment required to produce such products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products. On occasion, certain product and application developments have taken longer than expected. These delays can have an adverse affect on product shipments and results of operations.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 66% of our sales from foreign countries in the first two quarters of 2009 and in the year ended December 31, 2008. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following actions were taken at our annual meeting of shareholders, which was held on May 14, 2009:

1.	The shareholders elected the nine nominees recommended for director to our Board of Directors. The nine directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld
Lawrence A. Bock	35,267,238	563,468
Wilfred J. Corrigan	35,147,675	683,031
Don R. Kania	35,569,148	261,558
Thomas F. Kelly	35,019,307	811,399
William W. Lattin	35,136,219	694,487
Jan C. Lobbezoo	29,243,464	6,587,242
Gerhard H. Parker	35,143,609	687,097
James T. Richardson	35,415,868	414,838
Richard H. Willis	35,244,894	585,812

2.	The shareholders approved the amendment to the 1995 Stock Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan from 9,750,000 to 10,000,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
27,110,229	5,180,428	48,706	3,491,343

3.	The shareholders approved the amendment to the FEI Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 2,700,000 to 2,950,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
32,143,649	153,519	42,195	3,491,343

4.	The shareholders approved the ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
34,954,950	851,367	24,387	—

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on February 18, 2009.(3)

10.1	1995 Stock Incentive Plan, as amended. (4)

10.2	Employee Share Purchase Plan, as amended. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(2)	Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: August 6, 2009	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)