Form 10-Q
period 2009-10-04
FEI CO
filed 2009-11-06
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

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

The number of shares of common stock outstanding as of November 4, 2009 was 37,683,865.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	October 4, 2009	December 31, 2008(1)
Assets
Current Assets:
Cash and cash equivalents	$147,202	$146,521
Short-term investments in marketable securities	207,360	32,901
Short-term restricted cash	9,984	10,994
Receivables, net of allowances for doubtful accounts of $3,301 and $3,139	163,045	139,733
Inventories	152,565	141,609
Deferred tax assets	2,718	2,884
Other current assets	46,970	32,926

Total Current Assets	729,844	507,568
Non-current investments in marketable securities	12,882	94,098
Long-term restricted cash	26,475	34,833
Property, plant and equipment, net of accumulated depreciation of $88,025 and $85,391	81,018	76,991
Goodwill	44,626	40,964
Deferred tax assets	1,545	2,188
Non-current inventories	42,362	41,072
Other assets, net	15,879	34,458

Total Assets	$954,631	$832,172

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,310	$34,964
Accrued payroll liabilities	18,624	19,219
Accrued warranty reserves	7,554	6,439
Accrued agent commissions	10,969	9,882
Deferred revenue	63,697	44,135
Income taxes payable	2,591	3,040
Accrued restructuring, reorganization, relocation and severance	34	240
Short-term line of credit	70,800	—
Other current liabilities	42,926	33,732

Total Current Liabilities	255,505	151,651
Convertible debt	100,000	115,000
Deferred tax liabilities	4,655	4,164
Other liabilities	30,508	42,268
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,674 and 37,286 shares issued and outstanding, no par value	479,670	469,893
Retained earnings (deficit)	14,890	(1,168)
Accumulated other comprehensive income	69,403	50,364

Total Shareholders’ Equity	563,963	519,089

Total Liabilities and Shareholders’ Equity	$954,631	$832,172

(1)	As adjusted for the effects of ASC 470-20 “Debt - Debt with Conversion and Other Options.”

See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008(1)
Net Sales:
Products	$105,458	$106,616	$320,802	$343,085
Products - related party	104	15	484	518
Service and components	35,144	35,050	101,410	103,577
Service and components - related party	93	87	199	273

Total net sales	140,799	141,768	422,895	447,453

Cost of Sales:
Products	61,658	60,385	182,672	197,752
Service and components	23,760	24,681	69,989	75,154

Total cost of sales	85,418	85,066	252,661	272,906

Gross Profit	55,381	56,702	170,234	174,547

Operating Expenses:
Research and development	16,705	17,168	50,142	53,471
Selling, general and administrative	30,176	32,140	94,827	97,671
Restructuring, reorganization, relocation and severance	601	1,176	2,630	3,447

Total operating expenses	47,482	50,484	147,599	154,589

Operating Income	7,899	6,218	22,635	19,958

Other Income (Expense):
Interest income	498	2,710	2,299	11,827
Interest expense	(1,191)	(1,689)	(4,298)	(12,484)
Other, net	(116)	(1,612)	(631)	(2,852)

Total other income (expense), net	(809)	(591)	(2,630)	(3,509)

Income before income taxes	7,090	5,627	20,005	16,449
Income tax expense	1,030	1,679	3,947	5,810

Net income	$6,060	$3,948	$16,058	$10,639

Basic net income per share	$0.16	$0.11	$0.43	$0.29

Diluted net income per share	$0.16	$0.11	$0.43	$0.29

Shares used in per share calculations:
Basic	37,610	36,780	37,461	36,571

Diluted	38,067	37,286	37,810	37,027

(1)	As adjusted for the effects of ASC 470-20 “Debt - Debt with Conversion and Other Options.”

See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008(1)
Net income	$6,060	$3,948	$16,058	$10,639
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	12,664	(19,234)	16,272	3,144
Change in unrealized loss on available-for-sale securities	72	(5,505)	49	(11,907)
Change in pension liability, net of taxes	2	—	2	(7)
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	616	(1,566)	1,227	3,459
Reclassification to net income of previously deferred gains related to hedge derivatives instruments, net of taxes	(508)	(550)	1,489	(6,458)

Comprehensive income (loss)	$18,906	$(22,907)	$35,097	$(1,130)

(1)	As adjusted for the effects of ASC 470-20 “Debt - Debt with Conversion and Other Options.”

See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008(1)
Cash flows from operating activities:
Net income	$16,058	$10,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,632	12,620
Amortization	2,399	9,669
Stock-based compensation	7,989	5,798
Gain on trading securities and UBS Put Right	(465)	—
Loss on disposal of investments, property, plant and equipment and intangible assets	83	269
Write-off of deferred note issuance costs on redemption	250	226
Gain on redemption of 2.875% convertible note	(2,025)	—
Income taxes receivable (payable), net	602	4,571
Deferred income taxes	8,839	1,885
(Increase) decrease in:
Receivables	(17,913)	5,559
Inventories	(8,042)	(14,430)
Other assets	(1,419)	(551)
Increase (decrease) in:
Accounts payable	2,022	5,770
Accrued payroll liabilities	(1,588)	(5,527)
Accrued warranty reserves	905	(110)
Deferred revenue	16,794	(17,532)
Accrued restructuring, reorganization, relocation and severance costs	(203)	115
Other liabilities	(4,294)	10,766

Net cash provided by operating activities	32,624	29,737

Cash flows from investing activities:
Decrease in restricted cash	11,898	6,371
Acquisition of property, plant and equipment	(9,316)	(10,012)
Proceeds from disposal of property, plant and equipment	25	1
Purchase of investments in marketable securities	(124,885)	(93,857)
Redemption of investments in marketable securities	39,625	103,766
Other	(4,485)	(364)

Net cash (used by) provided by investing activities	(87,138)	5,905

Cash flows from financing activities:
Redemption of 5.5% convertible notes	—	(45,882)
Redemption of zero coupon convertible notes	—	(148,987)
Redemption of 2.875% convertible notes	(13,077)	—
Credit facility fees	—	(820)
Withholding taxes paid on issuance of vested restricted stock units	(1,781)	(1,442)
Proceeds from line of credit	70,800	—
Proceeds from exercise of stock options and employee stock purchases	3,518	11,503

Net cash provided by (used by) financing activities	59,460	(185,628)

Effect of exchange rate changes	(4,265)	1,349

Increase (decrease) in cash and cash equivalents	681	(148,637)

Cash and cash equivalents:
Beginning of period	146,521	280,593

End of period	$147,202	$131,956

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$1,663	$842
Cash paid for interest	2,890	5,391
Inventories transferred to fixed assets	5,360	5,362

(1)	As adjusted for the effects of ASC 470-20 “Debt - Debt with Conversion and Other Options.”

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

Our products include focused ion beam systems, or FIBs; scanning electron microscopes, or SEMs; transmission electron microscopes, or TEMs; and DualBeam™ systems, which combine a FIB and SEM on a single platform.

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and thirty-nine weeks ended October 4, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on February 20, 2009, as updated by our Current Report on Form 8-K, which was filed with the SEC on October 8, 2009.

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

3. STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 10,000,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock. At October 4, 2009, there were 3,209,549 shares available for grant under these plans and 5,222,489 shares of our common stock were reserved for issuance.

Certain information regarding all options outstanding as of October 4, 2009 was as follows:

	Options Outstanding	Options Exercisable
Number	1,434,688	1,355,688
Weighted average exercise price	$23.53	$23.77
Aggregate intrinsic value	$3.6 million	$3.3 million
Weighted average remaining contractual term	2.8 years	2.7 years

Restricted shares and restricted stock units (“RSUs”) outstanding, including awards issued within and outside of the 1995 Plan, totaled 578,252 at October 4, 2009.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Cost of sales	$316	$231	$1,023	$744
Research and development	286	282	945	774
Selling, general and administrative	1,756	1,421	6,021	4,280

	$2,358	$1,934	$7,989	$5,798

As of October 4, 2009, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $13.8 million, which will be recognized over the weighted average remaining vesting period of 1.6 years.

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

6. EARNINGS PER SHARE

Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended October 4, 2009			Thirteen Weeks Ended September 28, 2008(1)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$6,060	37,610	$0.16	$3,948	36,780	$0.11
Dilutive effect of stock options calculated using the treasury stock method	—	158	—	—	266	—
Dilutive effect of restricted shares	—	134	—	—	55	—
Dilutive effect of shares issuable to Philips	—	165	—	—	185	—

Diluted EPS	$6,060	38,067	$0.16	$3,948	37,286	$0.11

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		398			638

Convertible debt		3,407			3,938

	Thirty-Nine Weeks Ended October 4, 2009			Thirty-Nine Weeks Ended September 28, 2008(1)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$16,058	37,461	$0.43	$10,639	36,571	$0.29
Dilutive effect of stock options calculated using the treasury stock method	—	87	—	—	214	—
Dilutive effect of restricted shares	—	90	—	—	57	—
Dilutive effect of shares issuable to Philips	—	172	—	—	185	—

Diluted EPS	$16,058	37,810	$0.43	$10,639	37,027	$0.29

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options		1,065			1,079

Convertible debt		3,407			7,306

(1)	As adjusted for the effects of the adoption of provisions of ASC 470-20, “Debt with Conversion and Other Options,” regarding debt instruments that may be settled in cash upon conversion. See Note 20 for additional information.

7. CREDIT FACILITIES AND RESTRICTED CASH

We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of October 4, 2009, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of October 4, 2009.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees, which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At October 4, 2009, we had $37.1 million of these guarantees and letters of credit outstanding, of which approximately $36.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

See also Note 8.

8. AUCTION RATE SECURITIES, PUT RIGHT AND RELATED LINE OF CREDIT

On November 6, 2008, we accepted an offer by UBS of certain auction rate securities rights (the “Put Right”). The Put Right permits us to cause UBS to repurchase, at par value, our ARS during the period beginning on June 30, 2010 and ending on July 2, 2012. The fair value of the ARS and the Put Right was approximately $99.6 million and $10.4 million, respectively, as of October 4, 2009, as discussed in more detail below. As of October 4, 2009, both the ARS and the Put Right were classified as current on our consolidated balance sheet based on our intent to exercise the Put Right within the next 12 months. The par value of the ARS was $110.1 million at October 4, 2009. The Put Right was offered in connection with UBS’s obligations under settlement agreements with the SEC and other federal and state regulatory authorities.

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

During the first quarter of 2009, we drew down $70.8 million, the full amount available under the UBS Credit Facility, and, at October 4, 2009, $70.8 million remained outstanding. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repay any outstanding obligations under the UBS Credit Facility.

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

The UBS Credit Facility includes customary events of default that include, among other things, non-payment defaults, the failure to maintain sufficient collateral, covenant defaults, inaccuracy of representations and warranties, the failure to provide financial and other information in a timely manner, bankruptcy and insolvency defaults, cross-defaults to other indebtedness and judgment defaults. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of October 4, 2009, we were in compliance with all of the terms of the UBS Credit Facility.

We estimate the fair value of our ARS on a quarterly basis using a discounted cash flow model, comparing the expected rate of interest to be received on the ARS to similar securities. We then discount the securities over a three to ten year term, depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at October 4, 2009. The increase in the fair value of the ARS in the thirteen and thirty-nine week periods ended October 4, 2009 totaled $2.8 million and $7.9 million, respectively, and was recorded as a component of other income, net.

We also calculate the fair value of the Put Right on a quarterly basis based on the net present value of the difference between the par value and the fair market value of the ARS at the end of each quarter, using a nine month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We also consider several other factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk and other factors. The decrease in the fair value of the Put Right in the thirteen and thirty-nine week periods ended October 4, 2009 totaled $2.8 million and $7.5 million, respectively, and was recorded as a component of other income, net.

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

Inventories consisted of the following (in thousands):

	October 4, 2009	December 31, 2008
Raw materials and assembled parts	$46,301	$44,458
Service inventories, estimated current requirements	20,125	18,588
Work-in-process	58,057	56,777
Finished goods	28,082	21,786

Total inventories	$152,565	$141,609

Non-current inventories	$42,362	$41,072

Non-service inventory valuation adjustments totaled $0.5 million and $2.3 million, respectively, during the thirteen and thirty-nine week periods ended October 4, 2009 and $0.7 million and $1.2 million, respectively, in the comparable periods of 2008. Provision for service inventory valuation adjustments totaled $1.1 million and $3.6 million, respectively, during the thirteen and thirty-nine week periods ended October 4, 2009 and $1.2 million and $3.4 million, respectively, during the comparable periods of 2008.

10. GOODWILL, PURCHASED TECHNOLOGY AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008
Balance, beginning of period	$40,964	$40,864
Additions	3,631	—
Adjustments to goodwill	31	2

Balance, end of period	$44,626	$40,866

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

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	October 4, 2009	December 31, 2008
Purchased technology	5 to 12 years	$46,351	$46,492
Accumulated amortization		(45,851)	(45,197)

		500	1,295

Patents, trademarks and other	2 to 15 years	8,434	7,569
Accumulated amortization		(3,903)	(3,612)

		4,531	3,957

Note issuance costs	7 years	2,747	3,159
Accumulated amortization		(1,307)	(1,165)

		1,440	1,994

Total intangible assets included in other long-term assets		$6,471	$7,246

Amortization expense was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008
Purchased technology	$530	$1,367
Patents, trademarks and other	836	838
Note issuance costs	555	786

	$1,921	$2,991

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2009	$107	$244	$98
2010	393	990	393
2011	—	923	393
2012	—	879	393
2013	—	821	163
Thereafter	—	674	—

	$500	$4,531	$1,440

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

The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008
Balance, beginning of period	$6,439	$6,585
Reductions for warranty costs incurred	(7,581)	(9,209)
Warranties issued	8,559	9,104
Translation and other items	137	5

Balance, end of period	$7,554	$6,485

12. INCOME TAXES

We recorded a tax provision of approximately $1.0 million and $3.9 million for the thirteen and thirty-nine week periods ended October 4, 2009. The provision consisted primarily of taxes accrued in foreign jurisdictions, reduced by the release of certain tax liabilities due to the lapse of statutes of limitation and effective settlements with taxing authorities plus a benefit for valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. We continue to record a valuation allowance against remaining U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Taxes

Deferred tax assets, net of a valuation allowance of $42.8 million as of October 4, 2009 and December 31, 2008 were classified on the balance sheet as follows (in thousands):

	October 4, 2009	December 31, 2008
Deferred tax assets – current	$2,718	$2,884
Deferred tax assets – non-current	1,545	2,188
Other current liabilities	(228)	(274)
Deferred tax liabilities – non-current	(4,655)	(4,164)

Net deferred tax (liabilities) assets	$(620)	$634

Unrecognized Tax Benefits

During the thirteen week period ended October 4, 2009, unrecognized tax benefits decreased $0.1 million, including a reduction for effective settlements with taxing authorities of $0.9 million. Unrecognized tax benefits increased $1.5 million during the thirty-nine week period ended October 4, 2009, net of reductions for the lapse of applicable statutes of limitation of $0.4 million and effective settlements with taxing authorities of $0.9 million. We classify interest and penalties associated with unrecognized tax benefits as a component of tax expense in the statement of operations.

Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

	October 4, 2009	December 31, 2008
Other current liabilities	$16,556	$445
Other liabilities	3,308	17,922

Unrecognized tax benefits	$19,864	$18,367

During the first quarter of 2009, we reclassified $15.4 million of unrecognized tax benefits from long-term to current based on the estimated timing of settlement.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of October 4, 2009:

Jurisdiction	Open Tax Years
U.S.	2005 and forward
The Netherlands	2006 and forward
Czech Republic	2006 and forward

13. RELATED PARTY AND OTHER ACTIVITY

During the thirteen and thirty-nine week periods ended October 4, 2009 and the comparable periods of 2008, we sold products and services to Applied Materials, Inc. A director of Applied Materials is a member of our Board of Directors. We also sold services to Cascade Microtech, Inc. Our Chief Financial Officer is on the Board of Directors of Cascade Microtech. Sales to Applied Materials and Cascade Microtech were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Product sales:
Applied Materials	$104	$15	$484	$518

Total product sales	$104	$15	$484	$518

Service and component sales:
Applied Materials	88	79	192	257
Cascade Microtech	5	8	7	16

Total service and component sales	93	87	199	273

Total sales to related parties	$197	$102	$683	$791

As of October 4, 2009, Applied Materials and Cascade Microtech owed us $123,000 and $10,000, respectively, related to their purchases.

During the thirteen and thirty-nine week periods ended October 4, 2009, we purchased $0.7 million and $2.8 million, respectively, worth of goods from Schneeberger, Inc. During the thirteen and thirty-nine week periods ended September 28, 2008, we purchased $0.4 million and $0.8 million, respectively, worth of goods from Schneeberger. One of our executive officers serves on the Board of Directors of Schneeberger. As of October 4, 2009, we owed Schneeberger $0.1 million for these purchases.

During the thirteen and thirty-nine week periods ended October 4, 2009, we purchased $24,000 and $70,000, respectively, worth of services from Fidelity Investments. During the thirteen and thirty-nine week periods ended September 28, 2008, we purchased $25,000 and $71,000, respectively, worth of services from Fidelity Investments. FMR LLC, the parent company of Fidelity Investments, is a greater than 5% shareholder of our common stock. At October 4, 2009, we did not owe Fidelity Investments any amounts for these purchases.

During the thirteen and thirty-nine week periods ended October 4, 2009, we purchased $95,000 and $227,000, respectively, worth of services from TMC BV. During the thirteen and thirty-nine week periods ended September 28, 2008, we purchased $70,000 and $313,000, respectively, worth of services from TMC BV. One of the members of our Board of Directors also serves on the Supervisory Board of TMC BV. As of October 4, 2009, we did not owe TMC BV any amounts for these purchases.

During the thirteen and thirty-nine week periods ended October 4, 2009, we purchased $12,000 and $90,000, respectively, worth of services from EasyStreet Online Services. During the thirteen and thirty-nine week periods ended September 28, 2008, we purchased $15,000 and $63,000, respectively, worth of services from EasyStreet Online Services. One of the members of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services. As of October 4, 2009, we owed EasyStreet Online Services $17,000 for these purchased services.

14. REDEMPTION OF 2.875% CONVERTIBLE SUBORDINATED NOTES

We redeemed the following amounts of our 2.875% Convertible Subordinated Notes in the thirteen week period ended April 5, 2009:

Date	Amount Redeemed	Redemption Price	Redemption Discount	Related Note Issuance Costs Written Off
February 2009	$15.0 million	86.5%	$2.0 million	$0.3 million

There were no additional redemptions in the thirteen week periods ended July 5, 2009 or October 4, 2009.

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

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $52.2 million at October 4, 2009. These commitments expire at various times through the first quarter of 2010.

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

	Electronics	Research and Industry	Life Sciences	Service and Com- ponents	Corporate and Eliminations	Total
Thirteen Weeks Ended October 4, 2009
Sales to external customers	$31,729	$61,581	$12,252	$35,237	$—	$140,799
Gross profit	14,621	25,494	3,789	11,477	—	55,381

Thirteen Weeks Ended September 28, 2008
Sales to external customers	$35,427	$47,763	$23,441	$35,137	$—	$141,768
Gross profit	17,645	19,013	9,588	10,456	—	56,702

Thirty-Nine Weeks Ended October 4, 2009
Sales to external customers	$93,417	$175,140	$52,729	$101,609	$—	$422,895
Gross profit	44,881	73,900	19,833	31,620	—	170,234

Thirty-Nine Weeks Ended September 28, 2008
Sales to external customers	$119,677	$171,353	$52,573	$103,850	$—	$447,453
Gross profit	56,980	68,597	20,274	28,696	—	174,547

October 4, 2009
Total assets	$101,829	$163,878	$35,016	$146,544	$507,364	$954,631
Goodwill	18,144	17,788	3,629	5,067	(2)	44,626

December 31, 2008
Total assets	$90,100	$142,390	$35,560	$137,186	$426,936	$832,172
Goodwill	18,132	14,148	3,626	5,061	(3)	40,964

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

No customer accounted for 10% or more of our total sales in the thirteen or thirty-nine week periods ended October 4, 2009 or September 28, 2008.

17. RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

In the thirteen and thirty-nine week periods ended October 4, 2009, we incurred $0.6 million and $2.6 million, respectively, of costs related to our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. We incurred a total of $6.9 million of costs in 2008 and through the first three quarters of 2009 related to this plan and expect to incur approximately $0.6 million in the fourth quarter of 2009 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency movements on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $7.5 million.

A summary of the anticipated restructuring expenses is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$2.9 million	$2.9 million incurred.
Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.
Shift of supply chain	$4.3 million	$3.7 million incurred. Remainder in fourth quarter of 2009.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine week period ended October 4, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirty-Nine Weeks Ended October 4, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(286)	$(27)	$2
Transfer of manufacturing and related activities and shift of supply chain	—	2,510	(2,513)	3	—
Abandoned leases, leasehold improvements and facilities	19	26	(10)	(3)	32

	$240	$2,630	$(2,809)	$(27)	$34

18. FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets as of October 4, 2009 (in thousands):

	Level 1	Level 2	Level 3
Available for sale marketable securities:
U.S. Government-backed securities	$104,025	$—	$—
Certificates of deposit and commercial paper	13,834	—	—
Trading securities:
Equity securities – mutual funds	2,760	—	—
ARS	—	—	99,618
Derivative contracts, net	—	805	—
Put Right	—	—	10,446

	$120,619	$805	$110,064

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2008	$91,680	$17,917
Increase in fair value of ARS included as a component of other income, net	3,686	—
Decrease in fair value of put right included as a component of other income, net	—	(3,577)

Balance, April 5, 2009	95,366	14,340
Increase in fair value of ARS included as a component of other income, net	1,405	—
Decrease in fair value of put right included as a component of other income, net	—	(1,142)

Balance, July 5, 2009	96,771	13,198
Increase in fair value of ARS included as a component of other income, net	2,847	—
Decrease in fair value of put right included as a component of other income, net	—	(2,752)

Balance, October 4, 2009	$99,618	$10,446

The fair value of our available for sale and trading marketable securities is based on quoted market prices.

We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at October 4, 2009.

We estimated the fair value of our ARS using a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to ten year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by the bank which holds our ARS at October 4, 2009.

We calculated the fair value of the Put Right based on the net present value of the difference between the par value and the fair market value of the ARS on October 4, 2009, using a nine month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We will reassess the fair values in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk, and other factors.

There were no changes to our valuation techniques during the thirteen or thirty-nine week periods ended October 4, 2009.

At October 4, 2009, we had $100.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair value of our fixed rate convertible debt was approximately $104.1 million at October 4, 2009.

19. DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates. As of October 4, 2009 and December 31, 2008, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $17.0 million and $34.5 million, respectively. As of October 4, 2009 and December 31, 2008, the aggregate notional amount of our outstanding derivative contracts for our balance sheet positions was $65.8 million and $80.4 million, respectively. The outstanding contracts at October 4, 2009 have varying maturities through the second quarter of 2010. We do not enter into derivative financial instruments for speculative purposes.

We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at October 4, 2009. In addition, there are no credit contingent features in our derivative instruments.

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

Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $0.2 million and $2.9 million, respectively, in the thirteen and thirty-nine week periods ended October 4, 2009 and $1.3 million and $3.2 million, respectively, in the comparable periods of 2008.

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

Summary

At October 4, 2009 and December 31, 2008 the fair value carrying amount of our derivative instruments were included in our balance sheet as follows:

Location in Balance Sheet
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	October 4, 2009	December 31, 2008	October 4, 2009	December 31, 2008
Derivatives Designated as Hedging Instruments

Foreign Exchange Contracts	$273	$—	$—	$2,015

Derivatives Not Designated as Hedging Instruments

Foreign Exchange Contracts	$1,052	$1,938	$520	$5,775

The effect of derivative instruments on our Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended October 4, 2009 and September 28, 2008 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Thirteen Weeks Ended October 4, 2009
Foreign Exchange Contracts	$919	Cost of Goods Sold	$—	Other, net	$508

Thirteen Weeks Ended Sept. 28, 2008
Foreign Exchange Contracts	$(1,566)	Cost of Goods Sold	$550	Other, net	$—

Thirty-Nine Weeks Ended October 4, 2009
Foreign Exchange Contracts	$1,721	Cost of Goods Sold	$(268)	Other, net	$(1,221)

Thirty-Nine Weeks Ended Sept. 28, 2008
Foreign Exchange Contracts	$3,866	Cost of Goods Sold	$6,458	Other, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Thirteen Weeks Ended October 4, 2009
Foreign Exchange Contracts	Other, net	$(1,788)

Thirteen Weeks Ended September 28, 2008
Foreign Exchange Contracts	Other, net	$2,327

Thirty-Nine Weeks Ended October 4, 2009
Foreign Exchange Contracts	Other, net	$(2,248)

Thirty-Nine Weeks Ended September 28, 2008
Foreign Exchange Contracts	Other, net	$4,282

The unrealized gains at October 4, 2009 are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income.

20. ADOPTION OF PROVISIONS RELATED TO CONVERTIBLE DEBT THAT MAY BE SETTLED IN CASH UPON CONVERSION

On January 1, 2009, we adopted accounting guidance for debt instruments that may be settled in cash upon conversion. The issuer of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance was retrospectively applied, effective January 1, 2009, to our $150.0 million principal amount of zero coupon subordinated convertible notes. In accordance with the guidance, we recognized both the liability and equity component of our notes at fair value. The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component, which is the conversion feature at issuance, is recognized as the difference between the proceeds from the issuance of the notes and the fair value of the liability component. We recognize an effective interest rate of 8.874% on the carrying value of the debt.

The retrospective application of this guidance increased interest expense and reduced net income and earnings per share in the thirty-nine week period ended September 28, 2008 as indicated in the following table (in thousands, except per share amounts).

	Thirty-Nine Weeks Ended September 28, 2008
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$6,170	$16,953	$0.46	$0.44
Adjustment	6,314	(6,314)	(0.17)	(0.15)

Revised	$12,484	$10,639	$0.29	$0.29

Amortization of the debt discount during the thirty-nine weeks ended September 28, 2008 was $6.5 million.

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

22. NEW ACCOUNTING PRONOUNCEMENTS

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

Recently Adopted Accounting Guidance

Effective January 1, 2009 we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and adds certain disclosure requirements for intangible assets with definite useful lives. The adoption of FSP No. FAS 142-3, which was codified within ASC 350, “Intangibles-Goodwill and Other,” did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009 we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about derivative instruments and hedging activities. Given that this guidance primarily relates to footnote disclosures, the adoption of SFAS No. 161, which was codified within ASC 815, “Derivatives and Hedging,” did not have a material impact on our financial position, results of operations or cash flow. See note 19 for our disclosures required pursuant to ASC 815.

Effective July 5, 2009 we adopted SFAS No. 165, “Subsequent Events,” which defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, this guidance requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165, which was codified within ASC 855, “Subsequent Events,” is effective for periods ending after June 15, 2009. The adoption of this guidance effective July 5, 2009 did not have any effect on our financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), which amends certain concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. We will adopt the provisions of SFAS No. 167, which has been codified within ASC 810, “Consolidation,” in our first annual and interim reporting periods beginning after November 15, 2009. We do not have any entities that fall under this guidance and therefore, we believe this guidance will not have any effect on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140,” which relates to accounting for transfers of financial assets. This guidance, which has been codified within ASC 860, “Transfers and Servicing,” improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 166 must be applied to transfers occurring on or after the effective date. We are still analyzing the effects of adoption of SFAS No. 166.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (an update to Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This update is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this update.

In August 2009, the FASB issued ASU 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 will become effective for our annual financial statements for the year ending December 31, 2009. We are currently evaluating and have not yet determined the impact that this guidance may have on our financial statements.

23. SUBSEQUENT EVENTS

We have considered all events that have occurred subsequent to October 4, 2009 and through November 6, 2009, the date the financial statements as of and for the periods ended October 4, 2009 were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, gross margins, operating and non-operating expense, income tax expense, tax rates, net income, inventory turnover rates, cash resources, credit lines or other financial items, as well as backlog, order levels and activity of our company as a whole or our particular markets or segments; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; factors that may affect our 2009 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures and investments; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from the auction rate securities we hold; any statements relating to the credit worthiness of our derivative counterparties and lenders; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing; and statements made under the heading “Outlook for the Remainder of 2009.” You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

The Electronics market consists of customers in the semiconductor, data storage and related industries such as printers and light-emitting diodes (“LEDs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 65 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, our products offer 3D metrology for thin film head processing and root cause failure analysis. Factors affecting our business include the transition from longitudinal to perpendicular recording heads, rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures.

The Research and Industry market includes universities, public and private research laboratories and customers in a wide range of industries, including automobiles, aerospace, forensics, metals, mining and petrochemicals. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in mineral concentration analysis, root cause failure analysis and quality control applications.

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

Overview

Net sales increased to $140.8 million in the third quarter of 2009 compared to $140.3 million in the second quarter of 2009 and decreased compared to $141.8 million in the third quarter of 2008. Net sales for the third quarter of 2009 increased $4.0 million compared to the second quarter of 2009 as a result of the weakening of the U.S. dollar against foreign currencies, primarily the euro. Foreign currency movements reduced net sales in the third quarter of 2009 by $1.4 million when compared to the third quarter of 2008. The increase in the third quarter of 2009 compared to the second quarter of 2009 also resulted from increased sales in our Research and Industry and Service and Components market segments, partially offset by declines in Electronics and Life Sciences.

Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At October 4, 2009, our total backlog was $343.9 million, compared to $330.5 million at December 31, 2008. At October 4, 2009, our backlog consisted of product and service and components unfilled orders of $279.6 million and $64.3 million, respectively, compared to $273.5 million and $57.0 million, respectively, at December 31, 2008.

Of our total backlog at October 4, 2009, approximately 90% is expected to be shippable within 12 months and approximately 10% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. However, the global markets are in a period of extraordinary financial uncertainty and historic cancellation rates may increase in the future. During the first three quarters of 2009 and in all of 2008, we experienced cancellations or de-bookings of $4.3 million and $7.6 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. In the last several quarters, the period between order placement and scheduled shipment has grown somewhat compared to prior years. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2009

In the past, we have experienced an increase in revenues in the fourth quarter of each year and we are expecting a similar increase in revenues to happen in the fourth quarter of this year as well. Our total backlog of unfilled orders has increased by $15.2 million since the beginning of 2009. We experienced an increase in orders in the third quarter of 2009 in our Research and Industry segment and these orders are expected to positively affect sales in the fourth quarter of 2009. Between 10% and 15% of our third quarter 2009 bookings were based on funds from the American Recovery and Reinvestment Act (“ARRA” or stimulus), and we expect a generally similar level of bookings based on such funds in the fourth quarter of 2009. Most of those orders will ship in 2010. The Electronics and Life Sciences segments generally experience a more variable order pattern and bookings in both of these segments were relatively weak in the third quarter of 2009 compared to our Research an Industry segment. However, both the Electronics and Life Sciences segments are expected to improve in the fourth quarter of 2009, contributing to historical seasonal strength in our bookings in these segments.

We also expect a slight improvement in gross margins during the fourth quarter of 2009 due to higher shipment volume and more favorable pricing on shipments that are currently in backlog. Operating expenses, which declined significantly from the second to the third quarter of 2009, are expected to increase modestly in the fourth quarter of 2009 due to higher agent commissions and the impact of a stronger euro on our European-based expenses. Restructuring expense is also expected to increase in the fourth quarter of 2009 due to added severance expense.

The anticipated combination of higher revenue, slightly improved gross margins and modestly higher operating expenses is expected to result in higher operating income in the fourth quarter of 2009 compared to the third quarter of 2009. Non-operating expense, which can vary significantly depending on the volatility of foreign exchange rates and on the effectiveness of our hedging programs, is expected to be somewhat higher in the fourth quarter of 2009 compared to the third quarter of 2009. The tax rate in the third quarter of 2009 reflected the impact of effective settlements with tax authorities and, as a result, the tax rate is expected to increase in the fourth quarter of 2009 from the third quarter of 2009. Overall, we expect increased revenue and gross margins to more than offset increases in the tax rate and non-operating expenses, thereby resulting in modestly improved net income in the fourth quarter of 2009 as compared to the third quarter of 2009.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. Other than Note 22 to the Consolidated Financial Statements in this Form 10-Q and additional detail added regarding the valuation of excess and obsolete inventory as discussed below, during the first three quarters of 2009, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 20, 2009, as updated by our Current Report on Form 8-K, filed with the SEC on October 8, 2009.

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

Provision for manufacturing inventory valuation adjustments totaled $0.5 million and $2.3 million, respectively, in the thirteen and thirty-nine week periods ended October 4, 2009 and $0.7 million and $1.2 million, respectively, in the comparable periods of 2008. Provision for service spare parts inventory valuation adjustments totaled $1.1 million and $3.6 million, respectively, in the thirteen and thirty-nine week periods ended October 4, 2009 and $1.2 million and $3.4 million, respectively, in the comparable periods of 2008.

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) October 4, 2009		Thirteen Weeks Ended(1) September 28, 2008
Net sales	$140,799	100.0%	$141,768	100.0%
Cost of sales	85,418	60.7	85,066	60.0

Gross profit	55,381	39.3	56,702	40.0
Research and development	16,705	11.9	17,168	12.1
Selling, general and administrative	30,176	21.4	32,140	22.7
Restructuring, reorganization, relocation and severance	601	0.4	1,176	0.8

Operating income	7,899	5.6	6,218	4.4
Other (expense) income, net	(809)	(0.6)	(591)	(0.4)

Income before income taxes	7,090	5.0	5,627	4.0
Income tax expense	1,030	0.7	1,679	1.2

Net income	$6,060	4.3%	$3,948	2.8%

	Thirty-Nine Weeks Ended(1) October 4, 2009		Thirty-Nine Weeks Ended(1)(2) September 28, 2008
Net sales	$422,895	100.0%	$447,453	100.0%
Cost of sales	252,661	59.7	272,906	61.0

Gross profit	170,234	40.3	174,547	39.0
Research and development	50,142	11.9	53,471	12.0
Selling, general and administrative	94,827	22.4	97,671	21.8
Restructuring, reorganization, relocation and severance	2,630	0.6	3,447	0.8

Operating income	22,635	5.4	19,958	4.5
Other income, net	(2,630)	(0.6)	(3,509)	(0.8)

Income before income taxes	20,005	4.7	16,449	3.7
Income tax expense	3,947	0.9	5,810	1.3

Net income	$16,058	3.8%	$10,639	2.4%

(1)	Percentages may not add due to rounding.
(2)	As adjusted for the effects of the adoption of provisions of ASC 470-20, “Debt with Conversion and Other Options,” regarding debt instruments that may be settled in cash upon conversion. See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

Net sales decreased $1.0 million, or 0.7%, to $140.8 million, in the thirteen weeks ended October 4, 2009 (the third quarter of 2009) compared to $141.8 million in the thirteen weeks ended September 28, 2008 (the third quarter of 2008). Net sales decreased $24.6 million, or 5.5%, to $422.9 million in the thirty-nine week period ended October 4, 2009 compared to $447.5 million in the thirty-nine week period ended September 28, 2008. These decreases primarily reflect decreases in Electronics and Life Sciences in the thirteen week period and in Electronics in the thirty nine week period, partially offset by increases in Research and Industry in both periods, as described more fully below.

As compared to 2008 exchange rates, currency movements decreased net sales by approximately $1.4 million and $17.2 million during the thirteen and thirty-nine week periods ended October 4, 2009 as approximately 34% and 33%, respectively, of our net sales were denominated in foreign currencies that declined in strength against the U.S. dollar during the periods. A significant portion of our revenue is denominated in foreign currencies, especially the euro. As the U.S. dollar strengthens against the euro, this generally has the effect of reducing net sales and backlog.

Net Sales by Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	October 4, 2009		September 28, 2008
Electronics	$31,729	22.5%	$35,427	25.0%
Research and Industry	61,581	43.8%	47,763	33.7%
Life Sciences	12,252	8.7%	23,441	16.5%
Service and Components	35,237	25.0%	35,137	24.8%

	$140,799	100.0%	$141,768	100.0%

	Thirty-Nine Weeks Ended
	October 4, 2009		September 28, 2008
Electronics	$93,417	22.1%	$119,677	26.7%
Research and Industry	175,140	41.4%	171,353	38.3%
Life Sciences	52,729	12.5%	52,573	11.8%
Service and Components	101,609	24.0%	103,850	23.2%

	$422,895	100.0%	$447,453	100.0%

Electronics

The $3.7 million, or 10.4%, decrease and the $26.3 million, or 21.9%, decrease, respectively, in Electronics sales in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to decreases in volume as a result of the cyclical downturn in the semiconductor industry. In addition, currency fluctuations increased Electronics sales by $0.2 million and decreased Electronics sales by $1.2 million, respectively, in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008. Currently, a majority of our Electronics revenue comes from the larger semiconductor and data storage companies that are working to develop next generation devices.

Research and Industry

The $13.8 million, or 28.9%, increase and the $3.8 million, or 2.2%, increase, respectively, in Research and Industry sales in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were due primarily ongoing foreign and domestic government investment, including U.S. and international stimulus spending, in advanced materials research. In addition, we realized an increase in the average price per unit sold for our TEMs and SEMs due to shifts in product mix. We expect that federal stimulus funding will positively affect Research and Industry sales in future quarters. These factors were offset in the thirteen and thirty-nine week periods ended October 4, 2009 by a $1.0 million and a $9.6 million decrease, respectively, related to currency movements.

Life Sciences

The $11.2 million, or 47.7%, decrease and the $0.2 million, or 0.3%, increase, respectively, in Life Sciences sales in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were due primarily to the timing of individual shipments. While we expect long-term growth, Life Sciences is an emerging market with a relatively small number of high dollar unit sales and, accordingly, sales from this segment will be variable from quarter to quarter. Life Science sales were negatively affected in the thirteen and thirty-nine week periods ended October 4, 2009 by a $0.2 million and a $3.0 million decrease, respectively, related to currency movements.

Service and Components

The $0.1 million, or 0.3%, increase and the $2.2 million, or 2.2%, decrease, respectively, in Service and Components sales in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were due primarily to a $0.4 million and a $3.4 million decrease, respectively, related to currency movements and decreased sales of our components as a result of industry-wide reductions in semiconductor capital equipment spending. These factors were partially offset by an increase in service due to a larger install base. Some customers, however, have deferred renewing certain service contracts due to idle machinery as a result of over-capacity in the semiconductor industry.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 4, 2009		September 28, 2008		October 4, 2009		September 28, 2008
U.S. and Canada	$46,438	33.0%	$52,598	37.1%	$142,330	33.7%	$161,124	36.0%
Europe	48,296	34.3%	48,532	34.2%	137,961	32.6%	144,435	32.3%
Asia-Pacific Region and Rest of World	46,065	32.7%	40,638	28.7%	142,604	33.7%	141,894	31.7%

	$140,799	100.0%	$141,768	100.0%	$422,895	100.0%	$447,453	100.0%

U.S. and Canada

The $6.2 million, or 11.7%, decrease and the $18.8 million, or 11.7%, decrease, respectively, in sales to the U.S. and Canada in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to lower Electronics sales due to the continued effects of the downturn in capital spending in the semiconductor industry.

Europe

Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East, eastern Europe and Russia. The $0.2 million, or 0.5%, decrease and the $6.5 million, or 4.5%, decrease, respectively, in sales to Europe in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to a $2.9 million and a $15.5 million negative effect, respectively, related to currency movements. Offsetting the currency impact in both periods was an increase in Research and Industry sales as a result of ongoing investment in advanced materials research. In addition, a large sale to a Middle Eastern university customer offset the impact of currency movements in the thirty-nine week period of 2009.

Asia-Pacific Region and Rest of World

The $5.4 million, or 13.4%, increase and the $0.7 million, or 0.5%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to our increased strategic emphasis on growing our Asian sales. The thirteen week period ended October 4, 2009 included a significant increase in sales in Japan, primarily as a result of increased sales in Electronics as a result of investment in tools to develop next generation devices and Research and Industry as a result of penetration into research institutions

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Electronics	46.1%	49.8%	48.0%	47.6%
Research and Industry	41.4%	39.8%	42.2%	40.0%
Life Sciences	30.9%	40.9%	37.6%	38.6%
Service and Components	32.6%	29.8%	31.1%	27.6%
Overall	39.3%	40.0%	40.3%	39.0%

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. We see five primary drivers affecting gross margin: product mix (including the effect of price competition), volume, cost reduction efforts, competitive pricing pressure and currency movements.

Cost of sales increased $0.3 million, or 0.4%, to $85.4 million in the thirteen week period ended October 4, 2009 compared to $85.1 million in the thirteen week period ended September 28, 2008 primarily due a revenue mix shift from Electronics to Research and Industry, which products sales generally yield lower gross margins. Offsetting these increases was an approximately $4.6 million decrease in cost of sales due to favorable currency movements. For the thirty-nine week period ended October 4, 2009, cost of sales decreased $20.2 million, or 7.4%, to $252.7 million compared to $272.9 million for the same period in 2008 primarily due to approximately $26.4 million in currency movements. Offsetting the currency related cost of sales reductions was the impact of a revenue shift away from Electronics to Research and Industry and Life Sciences, which generally have lower margins.

Electronics

The decrease in Electronics gross margins in the thirteen week period ended October 4, 2009 compared to the same period of 2008 was due primarily to a shift in mix away from the higher-margin data storage and other wafer-level products in the 2009 period. We also sold fewer higher-margin small DualBeams in the third quarter of 2009 and experienced pricing pressures on certain products. Similarly, significant pricing pressure on certain transactions in the first quarter of 2008 lowered gross margins during the thirty-nine week period ended September 28, 2008.

Research and Industry

The increases in the Research and Industry gross margin in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods in 2008 resulted primarily from continued penetration of our high-end product offerings as well as cost improvements in our industry-specific SEM product offerings. Additionally, currency movements improved gross margins 2.5 percentage points and 3.6 percentage points, respectively.

Life Sciences

The decreases in the Life Sciences gross margins in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to a shift in mix to fewer high-end TEMs, due to aggressive pricing of selected strategic early-stage products. These factors were partially offset by favorable currency movements in the corresponding 2009 periods and pricing pressures on our low-end TEMs in the first quarter of 2008, which we did not experience to the same extent in the comparable 2009 period.

Service and Components

The increases in the Service and Components gross margin in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to favorable currency movements and improvements in part usage and cost control.

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

R&D costs decreased $0.5 million to $16.7 million (11.9% of net sales) in the thirteen week period ended October 4, 2009 compared to $17.2 million (12.1% of net sales) in the thirteen week period ended September 28, 2008 and decreased $3.4 million to $50.1 million (11.9% of net sales) in the thirty-nine week period ended October 4, 2009 compared to $53.5 million (12.0% of net sales) in the thirty-nine week period ended September 28, 2008.

R&D costs are reported net of subsidies as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Gross spending	$18,328	$18,052	$54,744	$56,138
Less subsidies	(1,623)	(884)	(4,602)	(2,667)

Net expense	$16,705	$17,168	$50,142	$53,471

The decreases in R&D costs in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to a decrease as a result of favorable currency movements of $0.8 million and a $4.2 million, respectively, offset by increased spending for R&D projects as we continue to invest in the development of new products.

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

SG&A costs decreased $1.9 million to $30.2 million (21.4% of net sales) in the thirteen week period ended October 4, 2009 compared to $32.1 million (22.7% of net sales) in the comparable period of 2008 and decreased $2.8 million to $94.8 million (22.4% of net sales) in the thirty-nine week period ended October 4, 2009 compared to $97.7 million (21.8% of net sales) in the comparable period of 2008.

The decreases in SG&A costs were due primarily to a $0.5 million and a $3.7 million decrease, respectively, related to currency movements and a decrease in amortization of purchased intangibles of $0.4 million and $0.9 million, respectively. In addition, lower legal, accounting, consulting and travel and entertainment costs contributed to the decreases. Offsetting these decreases were an increase in labor and related costs.

Restructuring, Reorganization, Relocation and Severance

In the thirteen and thirty-nine week periods ended October 4, 2009, we incurred $0.6 million and $2.6 million, respectively, of costs related to our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. We incurred a total of $6.9 million of costs in 2008 and through the first three quarters of 2009 related to this plan and expect to incur approximately $0.6 million in the fourth quarter of 2009 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency movements on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the approximate total cost of the restructuring to be approximately $7.5 million.

We anticipate that the actions related to our 2008 restructuring plan will reduce annualized manufacturing costs and operating expenses and increase cash flow by approximately $6.0 million in 2009 and $12.0 million annually thereafter. A portion of these expense reductions were realized in the first three quarters of 2009.

A summary of the anticipated restructuring expenses is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$2.9 million	$2.9 million incurred.
Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.
Shift of supply chain	$4.3 million	$3.7 million incurred. Remainder in fourth quarter of 2009.

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine week period ended October 4, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirty-Nine Weeks Ended October 4, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(286)	$(27)	$2
Transfer of manufacturing and related activities and shift of supply chain	—	2,510	(2,513)	3	—
Abandoned leases, leasehold improvements and facilities	19	26	(10)	(3)	32

	$240	$2,630	$(2,809)	$(27)	$34

The $1.2 million and $3.4 million, respectively, of restructuring, reorganization, relocation and severance expense in the thirteen and thirty-nine week periods ended September 28, 2008 also related to our April 2008 restructuring plan.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $0.5 million and $2.3 million in the thirteen and thirty-nine week periods ended October 4, 2009, respectively, compared to $2.7 million and $11.8 million, respectively, in the comparable periods of 2008. These decreases were primarily due to lower interest rates and a decrease in our invested balances, primarily due to the repayment of debt.

Interest expense for both the 2009 and 2008 periods included interest expense related to our 2.875% convertible notes. Interest expense in the thirty-nine week period ended September 28, 2008 also included some interest related to our 5.5% convertible notes, which were repaid in full in January 2008. Interest expense in the thirty-nine week period ended September 28, 2008 also included $6.3 million, respectively, of non-cash interest related to the effects of the adoption on January 1, 2009 of accounting guidance regarding debt instruments that may be settled in cash upon conversion. See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in the thirty-nine week period ended October 4, 2009 included a $0.3 million expense related to the write-off of note issuance costs in connection with the early redemption of a total of $15.0 million of our 2.875% convertible notes. Interest expense in the thirty-nine week period ended September 28, 2008 included $0.2 million of premiums and commissions paid on the repurchase of the remaining $45.9 million of our 5.5% convertible notes as well as the write-off of $0.1 million of related deferred note issuance costs and $0.4 million of premiums and commissions paid on the repurchase of $148.9 million principal amount of our $150 million zero coupon convertible notes as well as the write-off of $0.2 million of related deferred note issuance costs.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.1 million per quarter through the second quarter of 2013.

For the thirty-nine week period ended October 4, 2009, Other, net included a $2.0 million gain on the early redemption of our 2.875% notes. The thirteen and thirty-nine week periods ended October 4, 2009 included a $0.5 million and a $1.2 million charge, respectively, for cash flow hedge ineffectiveness, foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

For the 2008 periods, Other, net primarily consisted of foreign currency gains and losses on transaction and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Our effective income tax rate of 14.5% and 29.8% for the thirteen week periods ended October 4, 2009 and September 28, 2008, respectively, and 19.7% and 35.3% for the thirty-nine week periods October 4, 2009 and September 28, 2008, respectively reflect taxes accrued in foreign jurisdictions, reduced by tax benefits related to the release of valuation allowance recorded against deferred tax assets utilized to offset income earned in the U.S. Our tax expense for the thirty-nine weeks ended October 4, 2009 also reflects the release of certain tax liabilities due to the lapse of statutes of limitation and effective settlements with tax authorities in the first and third quarters of 2009.

Our effective income tax rate for the thirty-nine week period ended September 28, 2008 reflects higher tax expense due to the effects of the non-deductible, non-cash interest expense recorded upon adoption of provisions of ASC 470-20, “Debt with Conversion and Other Options,” regarding debt instruments that may be settled in cash upon conversion, offset by valuation allowance released against deferred tax assets utilized to offset income earned in the U.S. See Note 20 of the Condensed Notes to the Consolidated Financial Statements for more information regarding the adoption of the provisions of ASC 470-20.

During the thirteen week period ended April 5, 2009, we reclassified approximately $15.4 million of non-current tax liabilities to current in expectation that a settlement could be reached within the next 12 months. We still anticipate resolution of the tax positions within the next 12 months and, if resolved favorably, the reversal of the current tax liabilities could provide a tax benefit up to approximately $16.6 million, including accruals through October 4, 2009, in the thirteen week period we determine the positions are more likely than not to be sustained.

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

Liquidity and Capital Resources

Auction Rate Securities and UBS Credit Facility

On November 6, 2008, we accepted an offer by UBS AG (together with its affiliates, “UBS”) of certain auction rate securities rights (the “Put Right”). The Put Right permits us to cause UBS to repurchase, at par value, our ARS during the period beginning on June 30, 2010 and ending on July 2, 2012. The fair value of the ARS and the Put Right was approximately $99.6 million and $10.4 million, respectively, as of October 4, 2009, as discussed in more detail below. The par value of the ARS was $110.1 million at October 4, 2009. The Put Right was offered in connection with settlement agreements entered into by UBS with the U.S. SEC and other federal and state regulatory authorities.

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

During the first quarter of 2009, we drew down $70.8 million, the full amount available under the UBS Credit Facility and, as of October 4, 2009, the full $70.8 million remained outstanding. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repay any outstanding obligations under the UBS Credit Facility.

The UBS Credit Facility includes customary events of default that include, among other things, non-payment defaults, the failure to maintain sufficient collateral, covenant defaults, inaccuracy of representations and warranties, the failure to provide financial and other information in a timely manner, bankruptcy and insolvency defaults, cross-defaults to other indebtedness and judgment defaults. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of October 4, 2009, we were in compliance with all of the terms of the UBS Credit Facility.

See Note 8 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Other Credit Facilities and Letters of Credit

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of October 4, 2009.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At October 4, 2009, we had $37.1 million of these guarantees and letters of credit outstanding, of which approximately $36.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

Sources of Liquidity and Capital Resources

Our sources of liquidity and capital resources as of October 4, 2009 consisted of $364.5 million of cash, cash equivalents, short-term restricted cash and short-term investments, $12.9 million in non-current investments, $26.5 million of long-term restricted cash, $100.0 million available under revolving credit facilities (including the UBS Credit Facility), as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from October 4, 2009.

In the thirty-nine week period ended October 4, 2009, cash and cash equivalents and short-term restricted cash decreased $0.3 million to $157.2 million as of October 4, 2009 from $157.5 million as of December 31, 2008 primarily as a result of $32.6 million provided by operations, $70.8 million of proceeds from our UBS line of credit and $3.5 million of proceeds from the exercise of employee stock options. These proceeds were partially offset by $13.1 million used for the repayment of $15.0 million face amount of our 2.875% convertible notes, $9.3 million used for the purchase of property, plant and equipment, the net purchase of $85.3 million of marketable securities, $4.1 million used for the purchase of certain assets of a division of an Australian software company and a $4.3 million unfavorable effect of exchange rate changes.

Accounts receivable increased $23.3 million to $163.0 million as of October 4, 2009 from $139.7 million as of December 31, 2008, primarily due to increased frequency of extended payment terms as a result of geographic sales mix and customer requests. The October 4, 2009 balance also included a $4.4 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 106 days at October 4, 2009 compared to 84 days at December 31, 2008.

Inventories increased $11.0 million to $152.6 million as of October 4, 2009 compared to $141.6 million as of December 31, 2008. The October 4, 2009 balance included a $6.6 million increase related to changes in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.3 times for the quarter ended October 4, 2009 and 2.2 times for the quarter ended September 28, 2008.

Other current assets increased $14.1 million to $47.0 million as of October 4, 2009 compared to $32.9 million as of December 31, 2008, primarily due to the transfer of our Put Right from other assets, net to other current assets, as well as normal seasonal increases in prepaid insurance and our receivable for subsidies for research and development projects. Other current assets at October 4, 2009 included $10.4 million for the value of the Put Right related to our ARS.

Expenditures for property, plant and equipment of $9.3 million in the thirty-nine week period ended October 4, 2009 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2009 to be approximately $20 to $25 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Other assets, net decreased $18.6 million to $15.9 million as of October 4, 2009 compared to $34.5 million as of December 31, 2008, primarily due to the transfer of the Put Right to other current assets and a decrease in other intangible assets.

Other current liabilities increased $9.2 million to $42.9 million as of October 4, 2009 compared to $33.7 million as of December 31, 2008. The increase resulted primarily from a reclassification of $15.4 million of unrecognized tax benefits from long-term to current during the first quarter of 2009, partially offset by a decrease in our value added tax liability and our derivative liabilities.

Other liabilities decreased $11.8 million to $30.5 million as of October 4, 2009 compared to $42.3 million as of December 31, 2008. The decrease resulted primarily from the reclassification of $15.4 million of unrecognized tax benefits from long-term to current during the first quarter of 2009.

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

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with us in each of our product lines. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we do and may price their products very aggressively. In addition, these competitors may be willing to operate at a less profitable level than we would expect to operate at. Our significant competitors include, among others: JEOL Ltd., Hitachi High-Technologies Corporation and Carl Zeiss SMT A.G. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 66% of our revenues in the first three quarters of 2009 and in the year ended December 31, 2008 came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, the Netherlands and sales offices in many other countries.

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

Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks (e.g., SARS and avian or swine influenza);

•	changes in the regulatory environment in countries where we do business could lead to delays in the importation of products into those countries;

•	the implementation of China Restrictions on Hazardous Substances (“RoHS”) regulations could lead to delays in the importation of products into China;

•	political and economic instability; and

•	risk of failure of internal controls and failure to detect unauthorized transactions.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	October 4, 2009		September 28, 2008
Electronics	$93,417	22.1%	$119,677	26.7%
Research and Industry	175,140	41.4%	171,353	38.3%
Life Sciences	52,729	12.5%	52,573	11.8%
Service and Components	101,609	24.0%	103,850	23.2%

	$422,895	100.0%	$447,453	100.0%

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the first three quarters of 2009 and the year ended December 31, 2008, approximately 33% to 45% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

We use option contracts and zero cost collars in an effort to reduce the exposure of our cash flows to exchange rate movements. These contracts are considered derivatives. We are required to carry all open derivative contracts on our balance sheet at fair value. When specific accounting criteria have been met, derivative contracts can be designated as hedging instruments and changes in fair value related to these derivative contracts are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income, which is at the time the gains or losses related to the derivatives are recorded in cost of goods sold. We are required to record changes in fair value for derivatives not designated as hedges in net income in the current period. Our ability to designate derivative contracts as hedges significantly reduces the volatility in our operating results due to changes in the fair value of the derivative contracts.

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Based on our evaluations, we did not record any charges related to hedge dedesignations in the first three quarters of 2009 or in the year ended December 31, 2008. However, we recorded a $1.2 million and a $1.3 million charge, respectively, for hedge ineffectiveness related to our cash flow hedges in the first three quarters of 2009 and in all of 2008 as a result of currency movements. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.

We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $2.9 million in the first three quarters of 2009 and $4.9 million in the year ended December 31, 2008.

We seek to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at October 4, 2009.

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

In 2008, we announced a restructuring that will involve estimated cash charges of approximately $7.5 million, $6.9 million of which has been incurred through October 4, 2009. The plan includes relocating part of our supply chain and relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures. In addition, we will be severing some employees and aiming to lower operating expenses. The expense of the restructuring adversely affected our financial performance for 2008 and the first three quarters of 2009. Moreover, the cash charges for the 2008 restructuring is only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

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

At October 4, 2009, we held auction rate securities (“ARS”) having a fair value of $99.6 million, which have short-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. During the fourth quarter of 2008, we entered into a settlement agreement with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. As a result of this settlement, we reclassified our ARS from available for sale securities and into trading securities. In connection with the reclassification into trading securities, we reclassified the temporary impairment related to these securities of $18.4 million from accumulated other comprehensive income and into other income, net during 2008. Offsetting this loss within other income, net was a $17.9 million gain related to the put right we obtained pursuant to the agreement. Our inability to dispose of our ARS prior to June 30, 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. During the first quarter of 2009, we pledged our ARS as collateral against the UBS Credit Facility and drew down $70.8 million, or approximately 75% of the value of the ARS. As of October 4, 2009, $70.8 million was outstanding on the UBS Credit Facility. The proceeds derived from any sales of the ARS we hold in accounts with UBS will be applied to repay any outstanding obligations under the UBS Credit Facility. We expect to exercise our Put Right in June 2010. Additionally, we could be adversely impacted if UBS is unable to meet its obligations under the repurchase agreement in 2010. Changes in the fair value of the ARS and the Put Right, which were an increase of $7.9 million and a decrease of $7.5 million, respectively, in the thirty-nine week period ended October 4, 2009, are recognized currently as a component of other income, net.

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

We have significant indebtedness. As of October 4, 2009, we had total convertible long-term debt of $100.0 million due in 2013. We also had $70.8 million outstanding under our short-term UBS Credit Facility. In addition, we have a secured credit line for $100.0 million and also have access to a $50.0 million yen unsecured uncommitted bank borrowing facility in Japan. However, no amounts were outstanding on these credit facilities at October 4, 2009. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,407,155 shares of our common stock. These shares were not included in our diluted share count for the thirteen or thirty-nine week periods ended October 4, 2009 or September 28, 2008, because they were antidilutive; and

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

In addition, new product launches are costly and may not always prove to be successful. In the fourth quarter of 2009, we announced the sale of our Phenom product line to the NTS Group as it did not deliver the level of revenues we had originally forecast.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. We derived approximately 66% of our sales from foreign countries in the first three quarters of 2009 and in the year ended December 31, 2008. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on February 18, 2009.(3)

10.1	1995 Stock Incentive Plan, as amended.(4)

10.2	Employee Share Purchase Plan, as amended.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(2)	Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: November 6, 2009	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and Chief Financial Officer