Form 10-Q/A
period 2009-10-04
FEI CO
filed 2009-12-18
CIK 914329

UNITED STATES

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A to amend our Quarterly Report on Form 10-Q filed on November 6, 2009. The amendment corrects information about Sales in Geographic Regions that appeared in Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 29 of the original filing. Specifically, this amendment corrects errors in the classification of reported sales between Europe and the Asia-Pacific Region and Rest of World. The corrected information regarding Sales in Geographic Regions can be found at page 7 of this Form 10-Q/A. No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q in any way.

FEI COMPANY

PART I – FINANCIAL INFORMATION

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) October 4, 2009		Thirteen Weeks Ended(1) September 28, 2008
Net sales	$140,799	100.0%	$141,768	100.0%
Cost of sales	85,418	60.7	85,066	60.0

Gross profit	55,381	39.3	56,702	40.0
Research and development	16,705	11.9	17,168	12.1
Selling, general and administrative	30,176	21.4	32,140	22.7
Restructuring, reorganization, relocation and severance	601	0.4	1,176	0.8

Operating income	7,899	5.6	6,218	4.4
Other (expense) income, net	(809)	(0.6)	(591)	(0.4)

Income before income taxes	7,090	5.0	5,627	4.0
Income tax expense	1,030	0.7	1,679	1.2

Net income	$6,060	4.3%	$3,948	2.8%

	Thirty-Nine Weeks Ended(1) October 4, 2009		Thirty-Nine Weeks Ended(1) (2) September 28, 2008
Net sales	$422,895	100.0%	$447,453	100.0%
Cost of sales	252,661	59.7	272,906	61.0

Gross profit	170,234	40.3	174,547	39.0
Research and development	50,142	11.9	53,471	12.0
Selling, general and administrative	94,827	22.4	97,671	21.8
Restructuring, reorganization, relocation and severance	2,630	0.6	3,447	0.8

Operating income	22,635	5.4	19,958	4.5
Other income, net	(2,630)	(0.6)	(3,509)	(0.8)

Income before income taxes	20,005	4.7	16,449	3.7
Income tax expense	3,947	0.9	5,810	1.3

Net income	$16,058	3.8%	$10,639	2.4%

(1)	Percentages may not add due to rounding.
(2)	As adjusted for the effects of the adoption of provisions of ASC 470-20, “Debt with Conversion and Other Options,” regarding debt instruments that may be settled in cash upon conversion. See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

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

Research and Industry

The $13.8 million, or 28.9%, increase and the $3.8 million, or 2.2%, increase, respectively, in Research and Industry sales in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were due primarily to ongoing foreign and domestic government investment, including U.S. and international stimulus spending, in advanced materials research. In addition, we realized an increase in the average price per unit sold for our TEMs and SEMs due to shifts in product mix. We expect that federal stimulus funding will positively affect Research and Industry sales in future quarters. These factors were offset in the thirteen and thirty-nine week periods ended October 4, 2009 by a $1.0 million and a $9.6 million decrease, respectively, related to currency movements.

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

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the United States, and we expect this to continue. The following tables show our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended
	July 5, 2009		June 29, 2008
U.S. and Canada	$40,410	28.8%	$54,343	35.3%
Europe	60,552	43.2%	56,106	36.4%
Asia-Pacific Region and Rest of World	39,301	28.0%	43,590	28.3%

	$140,263	100.0%	$154,039	100.0%

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 4, 2009		September 28, 2008		October 4, 2009		September 28, 2008
U.S. and Canada	$46,438	33.0%	$52,598	37.1%	$142,330	33.7%	$161,124	36.0%
Europe	55,035	39.1%	48,532	34.2%	164,511	38.9%	144,435	32.3%
Asia-Pacific Region and Rest of World	39,326	27.9%	40,638	28.7%	116,054	27.4%	141,894	31.7%

	$140,799	100.0%	$141,768	100.0%	$422,895	100.0%	$447,453	100.0%

U.S. and Canada

The $6.2 million, or 11.7%, decrease and the $18.8 million, or 11.7%, decrease, respectively, in sales to the U.S. and Canada in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to lower Electronics sales due to the continued effects of the downturn in capital spending in the semiconductor industry.

Europe

The $4.4 million, or 7.9%, increase in the thirteen week period ended July 5, 2009 as compared to the same period of 2008 was primarily due to a large sale to a Middle Eastern university customer offset by decreases in sales of TEM products within our Research and Industry segment. In addition, the impact of currency movements reduced sales in the thirteen week period by $8.9 million.

Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East, eastern Europe and Russia. The $6.5 million, or 13.4%, increase and the $20.1 million, or 13.9%, increase, respectively, in sales to Europe in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to an overall increase in Research and Industry sales as a result of ongoing investment in advanced materials research and an improvement in product mix for our TEMs and SEMs. Additionally, in the thirty-nine week period, the increase was as a result of a large sale to a Middle Eastern university customer. Offsetting these increases were the negative impacts of currency movements of $2.9 million and $16.3 million during the thirteen and thirty-nine week periods, respectively.

Asia-Pacific Region and Rest of World

The $4.3 million, or 9.8%, decrease in sales to the Asia–Pacific Region and Rest of World in the thirteen week period ended July 5, 2009 compared to the same period of 2008 was primarily due to decreased sales from our Electronics segment as semiconductor capital spending declined, partially offset by an increase in China as a result of increased sales of TEM products to universities and research institutions.

The $1.3 million, or 3.2%, decrease and the $25.8 million, or 18.2%, decrease, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and thirty-nine week periods ended October 4, 2009 compared to the same periods of 2008 were primarily due to lower Electronics segment sales resulting from reduced semiconductor capital spending, partially offset by an increase in China related to higher activity in our Research and Industry and Life Sciences segments as a result of increased spending on laboratory tools, mainly within Chinese research institutions. In addition, the thirteen week period was positively affected by an increase in our Research and Industry segment sales as a result of stimulus spending in Japan.

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

Cost of sales increased $0.3 million, or 0.4%, to $85.4 million in the thirteen week period ended October 4, 2009 compared to $85.1 million in the thirteen week period ended September 28, 2008 primarily due to a revenue mix shift from Electronics to Research and Industry, which products sales generally yield lower gross margins. Offsetting these increases was an approximately $4.6 million decrease in cost of sales due to favorable currency movements. For the thirty-nine week period ended October 4, 2009, cost of sales decreased $20.2 million, or 7.4%, to $252.7 million compared to $272.9 million for the same period in 2008 primarily due to approximately $26.4 million in currency movements. Offsetting the currency related cost of sales reductions was the impact of a revenue shift away from Electronics to Research and Industry and Life Sciences, which generally have lower margins.

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

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine week period ended October 4, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirty-Nine Weeks Ended October 4, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(286)	$(27)	$2
Transfer of manufacturing and related activities and shift of supply chain	—	2,510	(2,513)	3	—
Abandoned leases, leasehold improvements and facilities	19	26	(10)	(3)	32

	$240	$2,630	$(2,809)	$(27)	$34

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: December 18, 2009	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer