Form 10-K
period 2009-12-31
FEI CO
filed 2010-02-19
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($22.25) as reported by The NASDAQ Global Stock Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2009), was $831,609,080.

The number of shares outstanding of the registrant’s Common Stock as of February 17, 2010 was 37,887,334 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

FEI COMPANY

2009 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Overview

We were founded in 1971 and our shares began trading on The NASDAQ Stock Market in 1995. We are a leading supplier of instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Research and Industry market segment, the Life Sciences market segment and the Service and Components market segment.

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

The Electronics market segment consists of customers in the semiconductor, data storage and related industries, such as manufacturers of solar panels and light-emitting diodes (“LEDs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 45 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, our products offer 3D metrology for thin film head processing and root cause failure analysis. Factors affecting our data storage business include advances in perpendicular recording heads technology, such as rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures.

The Research and Industry market segment includes universities, public and private research laboratories and customers in a wide range of industries, including automobiles, aerospace, forensics, metals, mining and petrochemicals. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in mineral concentration analysis, root cause failure analysis and quality control applications.

The Life Sciences market segment includes universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies and hospitals. Our products’ ultra-high resolution imaging allows cell biologists and drug researchers to create detailed 3D reconstructions of complex biological structures. Our products are also used in particle analysis and a range of pathology and quality control applications.

Our Service and Components market segment provides support for products and customers for the entire life cycle of a tool from installation through the warranty period, and after warranty period through contract coverage or on a time and materials basis. We believe strong technical support is an important part of the value proposition that we offer customers when a tool is sold. Our Service and Components market segment provides support across all markets and all regions.

Core Technologies

We use several core technologies to deliver a range of value-added customer solutions. Our core technologies include:

•	focused ion beams, which allow modification of structures in sub-micron geometries;

•	focused electron beams, which allow imaging, analysis and measurement of structures at sub-micron and even atomic levels;

•	beam gas chemistries, which increase the effectiveness of ion and electron beams and allow etching and deposition of materials on structures at sub-micron levels; and

•	domain software, system automation and sample management tools, which provide faster access to data and improved ease of use for operators of our systems.

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

System automation and sample management. Drawing on our knowledge of application needs, and using robotics and image recognition and reconstruction software, we have developed automation capabilities that allow us to increase system performance, speed and precision. These capabilities have been especially important to our development efforts for in-line products and applications in the Electronics market segment and are expected to be increasingly important in emerging production and process control applications in the Research and Industry and Life Sciences market segments. Two important areas where we have developed significant automation technologies are TEM sample preparation and 3D process control. TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic-level, structures. TEM sample preparation has traditionally been a slow and difficult manual process. With our DualBeam systems and proprietary software, we have automated this process, significantly improving the sample consistency and overall throughput. Similarly, by automating 3D process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management.

Research and Development

We have research and development operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; and Brisbane, Australia.

Our research and development staff at December 31, 2009 consisted of 331 employees, including scientists, engineers, designer draftsmen, technicians and software developers.

In the last year, we introduced several new and improved products, including:

•	the Titan G2 second-generation scanning transmission electron microscope (“S/TEM”);

•	the Quanta 50 Scanning Electron Microscope (“SEM”);

•	the Helios Nanolab 1200 wafer-level DualBeam system;

•	the Tecnai Osiris TEM with significantly improved analytical capability; and

•	the Falcon direct electron detector.

We believe our knowledge of field emission technology and products incorporating focused ion beams remain critical to our performance in the focused charged particle beam business. Drawing on this technology, we have developed a number of product innovations, including:

•	Enhancement in the S/TEM system platform with unprecedented stability coupled with new aberration correctors and monochromator technology, enabling sub-angstrom resolution;

•

Enhanced robotics, processes and tool connectivity, enabling in-line sample lift-out and S/TEM imaging from semiconductor wafers for defect analysis and process control applications with new automation software that improves the quality and consistency of multiple site-specific samples;

•

Advanced image processing hardware and software enabling high performance 3D tomographic, TEM-based imaging and advance cryogenic fixation technology and subsequent imaging of aqueous samples at cryo temperatures in a TEM for aqueous biological and colloidal polymer, pigment and nanoparticle samples;

•

High-speed analytic characterization technology that includes the proprietary X-Field Emission Guns (“X-FEG”) ultra-high brightness electron source and Super-X, our new Energy Dispersive X-ray (“EDX”) detection system based on Silicon Drift Detector (“SDD”) technology; and

•

Direct electron detector technology with improved quantum efficiency, capturing more information from a given electron dose, and accelerating the rate at which the signal-to-noise ratio improves over the exposure period.

From time to time, we engage in joint research and development projects with some of our customers and other parties. In Europe, our electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs. We periodically have received public funds under Dutch government and European Union-funded research and development programs, and expect to continue to leverage these funding opportunities in the future. However, these funds can vary from year to year and we are not able to predict the amount of future funding. We also maintain other informal collaborative relationships with universities and other research institutions, and we work with several of our customers to evaluate new products.

The markets into which we sell our principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, we have expended substantial amounts of money on research and development. We generally intend to continue investing in research and development and believe that continued investment will be important to our ability to address the needs of our customers and to develop additional product offerings. Research and development efforts continue to be directed toward development of next generation product platforms, new ion and electron columns, beam chemistries, system automation and new applications. We believe these areas hold promise of yielding significant new products and existing product enhancements. Research and development efforts are subject to change due to product evolution and changing market needs. Often, these changes cannot be predicted.

Net research and development expense was $67.7 million in 2009, $70.4 million in 2008 and $66.0 million in 2007.

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

We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, or ETG, AP Tech, Frencken Mechatronics B.V., Sanmina-SCI Corporation and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

Sales, Marketing and Service

Sales, marketing and service operations are conducted in the U.S. and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.

Our sales and marketing staff at December 31, 2009 consisted of 333 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products, which we expect to further expand our markets. Our sales force and marketing efforts are organized through four geographic sales and services divisions: North America, Europe, the Asia-Pacific region and Japan. Our service staff at December 31, 2009 consisted of 509 employees.

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

In a typical sale, our sales representatives provide a potential customer with information about our products, including specifications and performance data. The customer then often participates in a product demonstration at our facilities, using samples provided by the customer. The sales cycle for our systems typically ranges from three to 12 months, but can be longer when our customers are evaluating new applications of our technology.

Our products are sold generally with a 12 month warranty. Customers may purchase service contracts for our products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the four regions in which we have sales and service divisions. We also contract with independent service representatives for product service in some foreign countries.

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

Our significant competitors, with respect to the manufacture and sale of equipment, include: JEOL Ltd., Hitachi High Technologies Corporation, Seiko Instruments Inc., Carl Zeiss SMT A.G. and others. We believe the key competitive factors are performance, range of features, reliability and price. We believe that we are competitive with respect to each of these factors. Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.

Our service business faces little significant third-party competition. Because of the highly specialized nature of our products and technology, and because of the critical mass necessary to support a worldwide field service capability, few competitors have emerged to provide service to our installed base of systems. Some of our older, less sophisticated equipment, particularly in the Research and Industry market segment, is serviced by independent field service engineers who compete directly with us. We believe we will continue to provide most of the field service for our products.

Patents and Intellectual Property

We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, approximately 168 patents in the U.S. and approximately 269 patents outside of the U.S., many of which correspond to the U.S. patents. Further, we license additional patents from third parties. Our patents expire over a period of time from 2010 to 2028.

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

Employees

At December 31, 2009, we had 1,766 full-time equivalent, permanent employees and 15 temporary employees worldwide. Some of the 1,235 employees who are employed outside of the U.S. are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.

Backlog

Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At December 31, 2009, our total backlog was $354.6 million, compared to $330.5 million at December 31, 2008. At December 31, 2009, our backlog consisted of $286.6 million of products and $68.0 million related to service and components compared to product backlog of
$273.5 million and service and components backlog of $57.0 million at December 31, 2008.

Of our total backlog at December 31, 2009, approximately 90% is expected to be shippable within 12 months and approximately 10% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. However, historic cancellation rates may increase in the future. During 2009 and 2008, we experienced cancellations or de-bookings of $12.4 million and $7.6 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Geographic Revenue and Assets

The following table summarizes sales by geographic region in 2009 (in thousands):

	U.S. and Canada	Europe	Asia- Pacific and Rest of World	Total
Product sales	$134,919	$166,581	$138,203	$439,703
Service and Component sales	63,718	45,226	28,697	137,641

Total sales	$198,637	$211,807	$166,900	$577,344

Sales to countries which totaled 10% or more of our total net sales in 2009 were as follows (dollars in thousands):

	Dollar Amount	% of Total Net Sales
United States	$189,596	32.8%

Our long-lived assets were geographically located as follows at December 31, 2009 (in thousands):

United States	$55,342
The Netherlands	18,888
Other	15,111

Total	$89,341

See also Note 20 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional geographic and segment information.

Seasonality

Our history shows that our revenues and bookings normally peak in the fourth quarter. Bookings are normally the lowest in the second quarter and revenues are normally lowest in the third quarter.

In addition, our sales have tended to grow more rapidly from the third to the fourth quarter of the year than in other sequential quarterly periods, primarily because our Research and Industry market segment customers budget their spending on an annual basis. Correspondingly, the Research and Industry market segment has tended to record declines in revenue from the fourth quarter of one year to the first quarter of the next year. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor and data storage industries.

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

The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with us in each of our product lines. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we do and may price their products very aggressively. In addition, these competitors may be willing to operate at a less profitable level than at which we would expect to operate. Our significant competitors include, among others: JEOL Ltd., Hitachi High Technologies Corporation and Carl Zeiss SMT A.G. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. For each of the last three years, more than 61% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, The Netherlands and sales offices in many other countries.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Year Ended December 31,
	2009		2008
Electronics	$126,417	21.9%	$152,076	25.4%
Research and Industry	231,462	40.1%	238,615	39.8%
Life Sciences	81,824	14.2%	70,815	11.8%
Service and Components	137,641	23.8%	137,673	23.0%

	$577,344	100.0%	$599,179	100.0%

The largest sub-parts of the Electronics market segment are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. Since the second half of 2007, we have experienced a significant decline in bookings and revenue in our Electronics segment due to a general decline in semiconductor and data storage capital equipment spending. The semiconductor capital equipment market showed signs of recovery near the end of 2009, but the strength and durability of the recovery are uncertain. Global economic conditions may be beginning to stabilize, but economic recovery is tentative and its strength is unknown. During downturns, our sales and gross profit margins generally decline.

The Research and Industry market segment is also affected by overall economic conditions, but is not as cyclical as the Electronics market segment. However, Research and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary or economic constraints and changes in administration. The current global financial crisis may result in cutbacks in funding by various governments and institutions, which could eventually result in reduced orders for our products. In addition, institutional endowments and philanthropy, which are a source of funding of some customer purchases, are threatened by the recent significant declines in capital markets world-wide. Recently, both philanthropic giving and endowments have declined.

The Life Sciences market segment is a smaller and still emerging market, and the tools we sell into that market often have average selling prices ranging from $0.5 million to over $3.0 million. Consequently, loss of demand among a relatively small group of potential customers can have a material impact on the overall demand for our products. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.

As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who could delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as manufacturing overhead, capital equipment or research and development costs, which may cause our gross margins to erode and our net loss to increase or earnings to decline.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For 2009, 2008 and 2007, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. We recorded a $1.3 million charge for hedge ineffectiveness related to our cash flow hedges in both 2009 and 2008 as a result of currency movements. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.

We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $3.6 million in 2009 and $4.9 million in 2008.

We seek to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2009.

The recent extreme volatility of dollar-euro exchange rates has also made it more difficult for us to deploy our hedging program and create effective hedges.

Current economic conditions may adversely affect our industry, business and results of operations.

The global economy is undergoing a period of slowdown and the future economic climate may continue to be less favorable than that of the past. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers, and the purchasers of their products and services. If such spending continues to slow down or decrease, our industry, business and results of operations may be adversely impacted. Also, in times of severe economic distress, hardship, bankruptcy and insolvency among our customers could increase. This may make it more difficult to collect on receivables.

Gross margins on our products vary between product lines and markets and, accordingly, changes in product mix will affect our results of operations.

If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. For example, during 2008 and 2009, our net sales contained a smaller portion of sales from our relatively higher margin products within the Electronics segment, which contributed to a decrease in our overall gross margins as compared to 2007. Our Electronics business, which ultimately depends on consumers who buy electronic devices, has been particularly hard hit by the overall economic downturn. To the extent that this market segment continues to suffer, our overall margins will continue to be under pressure. In addition, the Life Sciences business has been growing as a percentage of our business. Particularly in the second half of 2009, Life Sciences margins were below overall averages due to aggressive pricing on certain new products, as well as unexpected higher manufacturing costs on some of our new products. If we are not able to reduce manufacturing costs and obtain higher pricing, our margins could suffer in the future.

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

We have initiated various corporate wide restructuring and infrastructure improvement programs in order to increase operational efficiency, reduce costs as well as balance the effects of currency movements on our financial results. These actions have historically included reductions of work-force as well as the costs to migrate portions of our supply chain to dollar-linked contracts. We expect to continue to incur costs in 2010 related to our supply chain migration and also expect to incur additional costs of approximately $2.2 million related to certain IT system upgrades that we plan to complete in the next twelve months.

In 2008, we announced a restructuring that will involve estimated cash charges of approximately $9.2 million, $7.8 million of which has been incurred through December 31, 2009. The plan includes relocating part of our supply chain and relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures. In addition, we will have severed some employees and are aiming to lower operating expenses. The expense of the restructuring adversely affected our financial performance for 2008 and 2009. Moreover, the cash charges for the 2008 restructuring is only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

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

It is also the case that our restructuring plans may fail to achieve the stated aims for reasons similar to those described in the prior paragraph.

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

In the second quarter of 2008, we began implementing a plan to shift manufacturing for certain products to other of our factories and third parties in the U.S. Moving product manufacturing includes, among others, the following risks:

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

At December 31, 2009, we held auction rate securities (“ARS”) having a fair value of $87.2 million, which have short-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. During the fourth quarter of 2008, we entered into a settlement agreement with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010 (the “Put Right”). As a result of this settlement, we reclassified our ARS from available for sale securities and into trading securities. In connection with the reclassification into trading securities, we reclassified the temporary impairment related to these securities of $18.4 million from accumulated other comprehensive income and into other income, net during 2008. Offsetting this loss within other income, net was a $17.9 million gain related to the Put Right we obtained pursuant to the agreement. Our inability to dispose of our ARS prior to June 30, 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. During the first quarter of 2009, we pledged our ARS as collateral against the UBS Credit Facility and drew down $70.8 million, or approximately 75% of the value of the ARS. As of December 31, 2009, $59.6 million was outstanding on the UBS Credit Facility. During the fourth quarter of 2009, $11.2 million of the ARS were called and the proceeds were utilized to repay a portion of the UBS Credit Facility. In addition, in the first quarter of 2010 through the date of the filing of this Form 10-K, an additional $8.2 million of the ARS were called, with the proceeds being used to repay a portion of the UBS Credit Facility. The proceeds derived from sales of the remaining ARS we hold in accounts with UBS will be applied to repay outstanding obligations under the UBS Credit Facility. We expect to exercise our Put Right in June 2010. Additionally, we could be adversely impacted if UBS is unable to meet its obligations under the repurchase agreement in 2010. Changes in the fair value of the ARS and the Put Right, which were an increase of $6.7 million and a decrease of $6.2 million, respectively, in 2009, are recognized currently as a component of other income, net.

We rely on a limited number of parts, components and equipment manufacturers. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: AP Tech, Frencken Mechatronics B.V., Sanmina-SCI Corporation and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world-wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (RoHS regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Several of our competitors hold patents covering a variety of technologies that may be included in some of our products. In addition, some of our customers may use our products for applications that are similar to those covered by these patents. From time to time, we and our respective customers have received correspondence from our competitors claiming that some of our products, as sold by us or used by our customers, may be infringing one or more of these patents. Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running the business.

As described in more detail in the section entitled “Item 3. Legal Proceedings,” in November 2009, one of our competitors, Hitachi High-Technologies Corporation (“Hitachi”), filed suit against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Based on information available to us, we believe we have meritorious defenses against this lawsuit and we intend to vigorously defend our interests in this matter. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could prohibit us from selling one or more products, and could include monetary damages. If we were to receive an unfavorable ruling, or if we are unable to negotiate a satisfactory settlement in this matter, our business and results of operations could be materially harmed.

In addition, our competitors or other entities may assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. Additionally, if claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

If we become subject to additional infringement claims, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, these potential infringement claims could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have fixed debt obligations, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future manufacturing capacity and research and development needs.

We have significant indebtedness. As of December 31, 2009, we had total convertible long-term debt of $100.0 million due in 2013. We also had $59.6 million outstanding under our short-term UBS Credit Facility. In addition, we have a secured credit line for $100.0 million and also have access to a $50.0 million yen unsecured uncommitted bank borrowing facility in Japan. However, no amounts were outstanding on these credit facilities at December 31, 2009. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be further diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,407,155 shares of our common stock. These shares were not included in our diluted share count for 2009 or 2008, because they were antidilutive; and

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

In February 2009, the U.S. Congress passed the American Recovery and Reconstruction Act (the “ARRA”), which included approximately $15 billion of additional stimulus funding for agencies which are our customers, or which fund some of our customers. A portion of these funds could be allocated to scientific equipment purchases. Less than 10% of our orders in the second half of 2009 were funded by the ARRA and agency awards under the ARRA have been occurring somewhat more slowly than we expected. If the funding under the ARRA is rescinded, or if the agencies allocate the funds away from our types of equipment, a potential source of growth for us could be reduced or removed completely.

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

In addition, new product launches are costly and may not always prove to be successful. For example, in the fourth quarter of 2009, we announced the sale of our Phenom product line to the NTS Group as it did not deliver the level of revenues we had originally forecast.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For each of the last three years, we have derived more than 61% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

As a corporation with operations both in the U.S. and abroad, we are subject to income taxes in both the U.S. and various foreign jurisdictions. Our effective tax rate is subject to significant fluctuation from one period to the next as the income tax rates for each year are a function of the following factors, among others:

•	the effects of a mix of profits or losses earned by us and our subsidiaries in numerous foreign tax jurisdictions with a broad range of income tax rates;

•	our ability to utilize recorded deferred tax assets;

•	changes in uncertain tax positions, interest or penalties resulting from tax audits; and

•	changes in tax rates and laws or the interpretation of such laws.

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

We are subject to export control laws that limit which products we sell and where and to whom we sell our products. Moreover, export licenses are required from government agencies for some of our products in accordance with various statutory authorities, including U.S. statutes such as the Export Administration Act of 1979, the International Emergency Economic Powers Act of 1977, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. Depending on the shipment, we are also subject to Dutch or Czech law regarding export controls and licensing requirements. We may not be successful in obtaining these necessary licenses in order to conduct business abroad. Failure to comply with applicable export controls or the termination or significant limitation on our ability to export certain of our products would have an adverse effect on our business, results of operations and financial condition.

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

We also maintain a major facility in Eindhoven, The Netherlands, consisting of 263,285 square feet of space. The lease for this space expires in 2018. Present lease payments are approximately $287,000 per month. This facility is used for research and development, manufacturing, sales, marketing and administrative functions.

We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of 111,112 square feet of space, and is leased for approximately $153,000 per month. The lease expires in 2012.

We operate support offices for sales, service and some research and development in leased facilities in the People’s Republic of China (“PRC”), Japan, Hong Kong, Singapore, The Netherlands, Australia and the U.S., as well as other smaller offices in the other countries where we have direct sales and service operations. In some of these locations, we lease space directly.

We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet increased demand for our products. In addition, we believe that, if product demand increases, we can use outsourced manufacturing, additional manufacturing shifts and currently underutilized space as a means of adding capacity without increasing our direct investment in additional facilities.

Item 3. Legal Proceedings

We are involved in various legal proceedings and receive claims from time to time, arising in the normal course of our business activities, including claims for alleged infringement or violation of intellectual property rights.

In November 2009, Hitachi filed a complaint against our subsidiary, FEI Japan, in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and attorneys’ fees and costs. We are in the process of preparing responses to Hitachi’s allegations. We believe we have meritorious defenses to these claims, and intend to vigorously defend our interests in this matter.

In management’s opinion, the resolution of this case, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular quarter. This claim, or any claim of infringement or violation of intellectual property rights, with or without merit, could require us to change our technology, change our business practices, pay damages, enter into a licensing arrangement or take other actions that may result in additional costs or other actions that are detrimental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices, Issuances of Common Stock and Dividends

Our common stock is quoted on the NASDAQ Global Market under the symbol FEIC. The high and low sales prices on the NASDAQ Global Market for the past two years were as follows:

2008	High	Low
Quarter 1	$25.06	$19.79
Quarter 2	25.40	20.66
Quarter 3	29.14	21.98
Quarter 4	24.70	15.87

2009	High	Low
Quarter 1	$20.51	$11.36
Quarter 2	23.67	14.69
Quarter 3	26.50	21.22
Quarter 4	25.78	22.50

The approximate number of beneficial shareholders and shareholders of record at February 17, 2010 was 8,600 and 99, respectively.

In February 1997, we acquired the electron optics business of Philips pursuant to a combination agreement between us and a subsidiary of Philips. We issued shares of our common stock to Philips at the time of the combination and agreed to issue additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised. The additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. During 2009 or 2008, we did not issue any shares of our common stock to Philips in connection with this agreement and, as of December 31, 2009, 165,000 shares of our common stock remained issuable under this agreement.

We did not pay or declare any cash dividends in 2009 or 2008. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2010 Annual Meeting of Shareholders and is incorporated by reference herein.

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

	Base Period 12/31/04	Indexed Returns Year Ended
Company/Index		12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
FEI Company	$100.00	$91.27	$125.55	$118.21	$89.79	$111.22
NASDAQ Composite Index	100.00	102.12	112.73	124.73	74.87	108.83
NASDAQ Non-Financial	100.00	102.28	112.15	127.21	58.24	82.80

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2009	2008	2007	2006	2005
Net sales	$577,344	$599,179	$592,510	$479,491	$420,097
Cost of sales(1)	347,840	364,638	346,090	283,045	274,903

Gross profit	229,504	234,541	246,420	196,446	145,194
Total operating expenses(2)	197,882	203,413	191,707	173,399	191,752

Operating income (loss)	31,622	31,128	54,713	23,047	(46,558)
Other expense, net(3)	(3,961)	(4,528)	(486)	(5,699)	(19,662)

Income (loss) from continuing operations before income taxes	27,661	26,600	54,227	17,348	(66,220)
Income tax expense(4)	5,017	8,612	8,077	10,467	22,071

Income (loss) from continuing operations	22,644	17,988	46,150	6,881	(88,291)
(Loss) income from discontinued operations, net of tax	—	—	—	(947)	302
Gain on disposal of discontinued operations, net of tax(5)	—	—	390	3,335	—

Net income (loss)	$22,644	$17,988	$46,540	$9,269	$(87,989)

Basic income (loss) per share from continuing operations	$0.60	$0.49	$1.29	$0.20	$(2.63)
Basic income per share from discontinued operations	—	—	0.01	0.07	0.01

Basic net income (loss) per share	$0.60	$0.49	$1.30	$0.27	$(2.62)

Diluted income (loss) per share from continuing operations	$0.60	$0.48	$1.23	$0.20	$(2.63)
Diluted income per share from discontinued operations	—	—	0.01	0.07	0.01

Diluted net income (loss) per share	$0.60	$0.48	$1.24	$0.27	$(2.62)

Shares used in basic per share calculations	37,537	36,766	35,709	33,818	33,595

Shares used in diluted per share calculations	37,905	37,158	40,725	34,223	33,595

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Cash and cash equivalents	$124,199	$146,521	$280,593	$110,656	$58,766
Working capital	435,034	355,917	434,558	477,660	327,789
Total assets	953,969	832,172	1,007,836	837,561	655,168
Short-term line of credit	59,600	—	—	—	—
Current portion of convertible debt	—	—	189,395	—	—
Convertible debt, net of current portion	100,000	115,000	115,000	292,252	195,253
Shareholders’ equity	567,524	519,089	493,708	368,020	321,326

(1)	Included in 2005 cost of sales was $14.2 million of inventory write-downs related to the closure of our Peabody, Massachusetts facility, the relocation and refocus of the product lines that were at that facility, a price adjustment on a product sale from that operation and capitalized software impairment charges related to certain semiconductor products.

(2)	Included in 2009 operating expenses was $3.5 million of restructuring, reorganization, relocation and severance.

Included in 2008 operating expenses was $4.3 million of restructuring, reorganization, relocation and severance.

Included in 2006 operating expenses were the following:

•	restructuring, reorganization, relocation and severance charges of $12.6 million;

•	merger costs of $0.5 million;

•	asset impairment charges of $0.5 million; and

•	a $1.5 million gain related to the sale of certain intellectual property rights to a privately-held company.

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

(3)	Included in other income (expense), net in 2009 were the following:

•	a $2.0 million gain on the early redemption of our 2.875% notes;

•	a $0.5 million net gain on our ARS and Put Right; and

•

a $1.3 million charge for cash flow hedge ineffectiveness, foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Included in other income (expense), net in 2008 were the following:

•

$18.4 million of unrealized losses on our ARS and a $17.9 million gain related to the fair value of the put right we received pursuant to an agreement we entered into with UBS, the issuer of the ARS. The put right requires UBS to repurchase all of our ARS at par on or before June 30, 2010;

•	a $1.3 million charge for ineffectiveness of certain of our cash flow hedges due to increased currency volatility;

•	a $1.3 million gain related to the disposal of an insignificant sales subsidiary; and

•	$6.3 million of non-cash interest expense related to our $150 million zero coupon convertible notes.

Included in other income (expense), net in 2007 were the following:

•	a $0.5 million gain related to the disposal of one of our cost-method investments;

•	a $0.5 million gain on the sale of a minority interest in a small technology company; and

•	$11.8 million of non-cash interest expense related to our $150 million zero coupon convertible notes.

Included in other income (expense), net in 2006 were the following:

•	interest expense of $0.5 million in the first half of 2006 related to the repurchase of $29.0 million face value of our 5.5% convertible notes;

•	a $5.2 million gain related to the sale of our entire ownership interest in a privately-held company in the third quarter of 2006;

•	a $3.9 million charge related to the write-off of our equity and debt investment in a privately-held company in the third quarter of 2006; and

•	$10.8 million of non-cash interest expense related to our $150 million zero coupon convertible notes.

Included in 2005 other income (expense), net was $6.4 million for realized losses on investments in privately-held companies and the write-down of certain of these investments for which we concluded an “other-than-temporary” impairment existed. It also included $9.8 million of non-cash interest expense related to our $150 million zero coupon convertible notes.

(4)	Our 2009 tax provision reflected taxes accrued in foreign jurisdictions, reduced by a tax benefit of $3.9 million related to the release of valuation allowances recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S. The tax provision also reflected the release of tax liabilities totaling $1.3 million due to the lapses of statutes of limitations and effective settlements with tax authorities.

Our 2008 tax provision reflected taxes on foreign earnings offset by a $1.5 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits and a tax benefit of $0.5 million related to the release of a valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.

Our 2007 tax provision reflected taxes on foreign earnings offset by a $4.7 million release of unrecognized tax benefits, including interest and penalties, as a result of settlements with foreign taxing authorities and lapses of statutes of limitations and a tax benefit of $5.3 million related to the release of a valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Factors That May Affect Future Results

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, gross margins, non-operating expense, tax rates, net income or other financial items, as well as backlog, order levels and activity of our company as a whole or our particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; factors that may affect our 2009 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from the auction rate securities we hold; any statements concerning the effects of litigation on our financial condition; any statements concerning the resolution of any tax positions; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

Summary of Products and Segments

We are a leading supplier of instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Research and Industry market segment, the Life Sciences market segment and the Service and Components market segment.

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

The Electronics market segment consists of customers in the semiconductor, data storage and related industries such as manufacturers of solar panels and light-emitting diodes (“LEDs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 45 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, our products offer 3D metrology for thin film head processing and root cause failure analysis. Factors affecting our business include advances in perpendicular recording head technology, such as rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures.

The Research and Industry market segment includes universities, public and private research laboratories and customers in a wide range of industries, including automobiles, aerospace, forensics, metals, mining and petrochemicals. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in mineral concentration analysis, root cause failure analysis and quality control applications.

The Life Sciences market segment includes universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies and hospitals. Our products’ ultra-high resolution imaging allows cell biologists and drug researchers to create detailed 3D reconstructions of complex biological structures. Our products are also used in particle analysis and a range of pathology and quality control applications.

Overview

Net sales decreased to $577.3 million in 2009 compared to $599.2 million in 2008. Revenue increased in Life Sciences, decreased in Electronics and Research and Industry and was flat in Service and Components, as discussed in more detail below.

At December 31, 2009, our total backlog was $354.6 million compared to $330.5 million at December 31, 2008. As discussed in the section titled “Business-Backlog,” orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog.

Outlook for 2010

We enter 2010 with the largest backlog of unfilled orders in our history. Orders from Electronics industry customers were strong in the fourth quarter of 2009, and the semiconductor and data storage capital equipment industries may be in the midst of a cyclical recovery. Although it is likely to remain variable from quarter to quarter, our Life Sciences business may grow as the use of electron microscopy expands in that research market. Early adopters of our leading-edge tools are beginning to publish research based on their use of our tools, and we expect those results will spur additional demand. However, the timing of that cycle of adoption is somewhat uncertain. We could also see additional Life Sciences demand as a result of U.S. stimulus funding. Revenue from our largest segment, Research and Industry, has grown at a compound annual rate of 17% since 2004, based on the strength of our leading-edge products, although it decreased in 2009 compared to 2008. While we continue to add innovative products to the portfolio, we expect slower growth in the coming year. Potential growth from U.S. stimulus funding could potentially be offset by government funding limitations globally due to debt and deficit levels. Our fourth segment, Service and Components, is expected to see modest growth, based on continued growth in our installed base.

Our goal is to improve gross and operating margins during 2010, based upon improved product mix by increasing the proportion of higher margin products, higher volume and thus spreading our fixed costs over a larger base, a growing impact from our improvements in sourcing components, continued tight control of operating expenses, and other operating improvements. We expect to continue to report a net expense for other income (expense), net, due mainly to low levels of market interest earned on our cash investments, offset by interest expense and currency costs.

Global foreign exchange rates could have a significant impact on our results. In general, a stronger U.S. dollar compared with the euro will reduce our revenue growth rate and improve our operating income, while a stronger euro has the opposite effect.

Please see the risk factors listed at the beginning of Item 1A for the risk factors that could cause our results to vary from this Outlook for 2010.

Results of Operations

The following table sets forth our statement of operations data (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net sales	$577,344	$599,179	$592,510
Cost of sales	347,840	364,638	346,090

Gross profit	229,504	234,541	246,420
Research and development	67,698	70,378	66,042
Selling, general and administrative	126,728	128,768	125,937
Restructuring, reorganization, relocation and severance costs	3,456	4,267	(272)

Operating income	31,622	31,128	54,713
Other expense, net	(3,961)	(4,528)	(486)

Income from continuing operations before income taxes	27,661	26,600	54,227
Income tax expense	5,017	8,612	8,077

Income from continuing operations	22,644	17,988	46,150
Gain on disposal of discontinued operations, net of tax	—	—	390

Net income	$22,644	$17,988	$46,540

The following table sets forth our statement of operations data as a percentage of net sales:

	Year Ended December 31,(1)
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.2	60.9	58.4

Gross profit	39.8	39.1	41.6
Research and development	11.7	11.7	11.1
Selling, general and administrative	22.0	21.5	21.3
Restructuring, reorganization, relocation and severance costs	0.6	0.7	—

Operating income	5.5	5.2	9.2
Other expense, net	(0.7)	(0.8)	(0.1)

Income from continuing operations before income taxes	4.8	4.4	9.2
Income tax expense	0.9	1.4	1.4

Income from continuing operations	3.9	3.0	7.8
Gain on disposal of discontinued operations, net of tax	—	—	0.1

Net income	3.9%	3.0%	7.9%

(1)	Percentages may not add due to rounding.

Net sales decreased $21.9 million, or 3.6%, to $577.3 million in 2009 compared to $599.2 million in 2008 and increased $6.7 million, or 1.1%, in 2008 compared to $592.5 million in 2007. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.

As compared to 2008 exchange rates, currency movements decreased net sales by approximately $9.6 million during 2009 as approximately 66% of our net sales were denominated in foreign currencies that declined in strength against the U.S. dollar. A significant portion of our revenue is denominated in foreign currencies, especially the euro. As the U.S. dollar strengthens against the euro, this generally has the effect of reducing net sales and backlog.

Net Sales by Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended December 31,
	2009		2008		2007
Electronics	$126,417	21.9%	$152,076	25.4%	$198,663	33.5%
Research and Industry	231,462	40.1%	238,615	39.8%	214,551	36.2%
Life Sciences	81,824	14.2%	70,815	11.8%	51,874	8.8%
Service and Components	137,641	23.8%	137,673	23.0%	127,422	21.5%

	$577,344	100.0%	$599,179	100.0%	$592,510	100.0%

Electronics

The $25.7 million, or 16.9%, decrease in Electronics sales in 2009 compared to 2008 was primarily due to a decrease in the volume of our sales as a result of the cyclical downturn in the semiconductor industry. In addition, currency movements decreased Electronics sales by $0.5 million in 2009 compared to 2008. Currently, a majority of our Electronics revenue comes from the larger semiconductor and data storage companies that are working to develop next generation devices.

The $46.6 million, or 23.5%, decrease in Electronics sales in 2008 compared to 2007 was primarily due to global softness for semiconductor capital spending. The softness in the semiconductor industry resulted in fewer large wafer-level DualBeam and high-end TEM shipments.

Research and Industry

The $7.2 million, or 3.0%, decrease in Research and Industry sales in 2009 compared to 2008 was due primarily to a $6.3 million decrease related to currency movements, as well as the global recession and slowdown in research spending in some areas. While fewer units were sold in 2009 compared to 2008, we realized an increase in the average price per unit sold for our TEMs and SEMs due to shifts in product mix.

The $24.1 million, or 11.2%, increase in Research and Industry sales in 2008 compared to 2007 was due primarily to continued strength in shipments to global nanotechnology research centers and increased shipments of our TEM products.

Life Sciences

The $11.0 million, or 15.5%, increase in Life Sciences sales in 2009 compared to 2008 was due primarily to continued expansion of our high-end cryogenic TEM product offerings and increasing use of electron microscopes, especially our TEM product offerings, in Life Sciences applications. These increases were partially offset by the sale of fewer units in 2009 compared to 2008 and a $1.2 million decrease related to currency movements. While we expect long-term growth, Life Sciences is an emerging market with a relatively small number of high dollar unit sales and, accordingly, sales from this segment will be variable from quarter to quarter.

The $18.9 million, or 36.5%, increase in Life Sciences sales in 2008 compared to 2007 was primarily due to improvements in product mix as well as an overall increase in the number of TEM systems shipped. The increase in the volume of our high-end TEM system sales was primarily driven by growth in the world-wide funding of Life Sciences research and greater acceptance of our TEM systems by these customers due to our leadership in 3-D tomography and automation. Currency fluctuations during 2008 increased net sales $2.5 million, as, in general, the decline in strength of the U.S. dollar against the euro results in an increase in net sales.

Service and Components

Service and Components sales were flat in 2009 compared to 2008 due primarily to a $1.6 million decrease related to currency movements and decreased sales of our components as a result of industry-wide reductions in semiconductor capital equipment spending, offset by an increase in service revenue due to a larger installed base. In the first half of 2009, some customers deferred renewing certain service contracts due to idle machinery as a result of over-capacity in the semiconductor industry. Component sales include sales of individual components as well as equipment refurbishment.

The $10.3 million, or 8.0%, increase in Service and Components sales in 2008 compared to 2007 was due primarily to a higher volume of service contracts as our installed base continued to grow.

Net Sales by Geographic Region

A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Year Ended December 31,
	2009		2008		2007
U.S. and Canada	$198,637	34.4%	$216,182	36.1%	$232,171	39.2%
Europe	211,807	36.7%	201,128	33.6%	178,010	30.0%
Asia-Pacific Region and Rest of World	166,900	28.9%	181,869	30.3%	182,329	30.8%

	$577,344	100.0%	$599,179	100.0%	$592,510	100.0%

U.S. and Canada

The U.S. and Canada region also includes Mexico.

The $17.5 million, or 8.1%, decrease in sales to the U.S. and Canada in 2009 compared to 2008 was primarily due to lower Electronics sales due to the continued effects of the downturn in capital spending in the semiconductor industry, which experienced a sharp fall-of in demand beginning in the second half of 2008. Sales to the Research and Industry and Life Sciences segments were flat in 2009 compared to 2008.

The $16.0 million, or 6.9%, decrease in sales to the U.S. and Canada in 2008 compared to 2007 was primarily due to the decline in our Electronics market segment sales, which was related to the general slow-down in global semiconductor capital spending.

Europe

Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.

The $10.7 million, or 5.3%, increase in sales to Europe in 2009 compared to 2008 was primarily due to an increase in Research and Industry sales as a result of ongoing private and government investment in advanced materials research. In addition, a large sale to a Saudi Arabian university positively affected the 2009 results. Offsetting these factors was a $13.8 million negative effect related to currency movements.

The $23.1 million, or 13.0%, increase in sales to Europe in 2008 compared to 2007 was primarily due to strong sales of our high-end research tools, especially our TEMs. In addition, currency movements increased European sales in 2008 by approximately $16.1 million as compared to 2007.

Asia-Pacific Region and Rest of World

The $15.0 million, or 8.2%, decrease in sales to the Asia-Pacific Region and Rest of World in 2009 compared to 2008 was primarily due to decreased sales from our Electronics segment as semiconductor capital spending declined, partially offset by improvements in research spending and our strategic emphasis on growing our Asian sales.

The $0.5 million, or 0.3%, decrease in sales to the Asia-Pacific Region and Rest of World in 2008 compared to 2007 was primarily due to declines in Electronics sales being partially offset by increases in Research and Industry and Life Sciences sales. In addition, currency movements during 2008 increased the Asia-Pacific Region and Rest of World sales in 2008 by approximately $7.3 million as compared to 2007.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2009	2008	2007
Electronics	48.8%	47.5%	51.8%
Research and Industry	42.0%	40.7%	41.5%
Life Sciences	34.7%	37.7%	39.8%
Service and Components	30.6%	28.0%	26.6%
Overall	39.8%	39.1%	41.6%

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The five primary drivers affecting gross margin include: product mix (including the effect of price competition), volume, cost reduction efforts, competitive pricing pressure and currency movements.

Cost of sales decreased $16.8 million, or 4.6%, to $347.8 million in 2009 compared to $364.6 million in 2008 primarily due to an approximately $19.1 million decrease in cost of sales due to favorable currency movements and overall lower sales. These factors were partially offset by a shift in mix to a larger percentage of our sales coming from our Life Sciences segment, which has lower gross margins than sales from our Electronics segment.

The net effect on our gross margin from the effect of currency movements on our net sales and cost of sales in 2009 was an increase to our gross margin percentage of approximately 2.3 percentage points.

Cost of sales increased $18.5 million, or 5.4%, to $364.6 million in 2008 compared to $346.1 million in 2007. This increase was primarily due to increased sales in 2008, the impact of higher costs of products produced in Europe due to the stronger euro for a majority of the year and a shift to a larger quantity of higher-cost TEMs and SEMs shipped in 2008 compared to 2007. Currency movements increased cost of sales by approximately $32.5 million in 2008 compared to 2007.

The net effect on our gross margin from the effect of currency movements on our net sales and cost of sales in 2008 was a decrease to our gross margin percentage of approximately 3.2 percentage points.

Electronics

The increase in Electronics gross margin in 2009 compared to 2008 was due primarily to currency movements, partially offset by a shift in mix away from the higher-margin data storage and other wafer-level DualBeam products in 2009. We also sold fewer higher-margin small DualBeams in 2009 and experienced pricing pressures on certain products. Similarly, significant pricing pressure on certain transactions in the first quarter of 2008 lowered gross margins in 2008.

The decrease in Electronics gross margin in 2008 compared to 2007 was due primarily to the negative impact currency movements on our costs of products produced in Europe and a shift in product mix to fewer semiconductor-related high-end TEM and wafer-level DualBeam tools for the data storage market.

Research and Industry

The increase in the Research and Industry gross margin in 2009 compared to 2008 resulted primarily from continued penetration of our high-end product offerings being sold into research institutions and sales of large-scale bundled systems with higher overall margins. Additionally, currency movements improved gross margins 2.6 percentage points.

The decrease in Research and Industry gross margin in 2008 compared to 2007 was primarily due to the negative impact of currency movements, partially offset by a shift in product mix to more higher-end TEM tools.

Life Sciences

The decrease in the Life Sciences gross margin in 2009 compared to 2008 was primarily due to aggressive pricing and unexpected higher costs of selected strategic early-stage shipments of higher-end TEM products, partially offset by favorable currency movements in 2009.

The decrease in the Life Sciences gross margins in 2008 compared to 2007 was primarily due to the negative impact of currency movements, as well as a shift in TEM product mix and pricing pressure on our low-end TEMs in the first quarter of 2008.

Service and Components

The increase in the Service and Components gross margin in 2009 compared to 2008 was primarily due to favorable currency movements and improvements in part usage and cost control.

The increase in the Service and Components gross margin in 2008 compared to 2007 was primarily due to improvements in parts usage, partially offset by an increase in labor costs in Europe as we realigned our European operations to service higher-end units. In addition, we gained efficiencies as revenues grew.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software. These costs are presented net of subsidies received for such efforts. During 2009, 2008 and 2007, we received subsidies from European governments for technology developments specifically in the areas of semiconductor and life science equipment.

R&D costs were $67.7 million (11.7% of net sales) in 2009, $70.4 million (11.7% of net sales) in 2008 and $66.0 million (11.1% of net sales) in 2007.

R&D costs are reported net of subsidies and were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Gross spending	$74,401	$74,238	$70,058
Less subsidies	(6,703)	(3,860)	(4,016)

Net expense	$67,698	$70,378	$66,042

The decrease in R&D costs in 2009 compared to 2008 was primarily due to an increase in subsidies received as a result of more projects in 2009, as well as a decrease as a result of favorable currency movements of $2.8 million, offset by increased spending for R&D projects as we continue to invest in the development of new products.

The $4.4 million increase in R&D costs in 2008 compared to 2007 was primarily due to a $3.2 million increase in labor and related costs due mainly to currency movements.

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

SG&A costs were $126.7 million (22.0% of net sales) in 2009, $128.8 million (21.5% of net sales) in 2008 and $125.9 million (21.3% of net sales) in 2007.

The decrease in SG&A costs in 2009 compared to 2008 was due primarily to a $2.2 million decrease related to currency movements. In addition, lower legal, accounting, consulting and travel and entertainment costs contributed to the decreases. Offsetting these decreases were an increase in labor and related costs and an increase in agent commissions due to a higher mix of sales through agents for sales in emerging markets.

The increase in SG&A costs in 2008 compared to 2007 was due primarily to a $3.0 million increase in overall labor and related costs as a result of increased sales force headcount and a $4.8 million increase due to currency movements, offset by a $4.5 million decrease related to variable incentive compensation expenses and lower consulting and corporate costs.

Restructuring, Reorganization, Relocation and Severance

We have initiated various corporate wide restructuring and infrastructure improvement programs in order to increase operational efficiency, reduce costs as well as balance the effects of currency movements on our financial results. These actions have historically included reductions of work-force as well as the costs to migrate portions of our supply chain to dollar-linked contracts. We expect to continue to incur costs in 2010 related to our supply chain migration and also expect to incur additional costs of approximately $2.2 million related to certain IT system upgrades that we plan to complete in the next twelve months.

In 2009, we incurred $3.5 million of costs related to our plan, which commenced in April 2008, related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. We incurred a total of $7.8 million of costs in 2008 and 2009 related to this plan and expect to incur approximately $1.4 million in 2010 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency movements on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the April 2008 restructuring to be approximately $9.2 million.

The actions related to our 2008 restructuring plan reduced annualized manufacturing costs and operating expenses and increased cash flow by approximately $6.0 million in 2009 and we expect them to reduce such costs and increase cash flow by approximately $15 million to $18 million over the next three years.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$2.9 million	$2.9 million incurred.

Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.

Shift of supply chain	$6.0 million	$4.6 million incurred. Remainder in 2010.

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

For information regarding the related accrued liability, see Note 13 of Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $2.9 million in 2009, $14.4 million in 2008 and $22.4 million in 2007.

The decrease in 2009 compared to 2008 was primarily due to lower interest rates and a decrease in our invested balances, primarily due to the use of $13.1 million of cash and $194.9 million of cash, respectively, for the repayment of debt in 2009 and 2008.

The decrease in 2008 compared to 2007 was primarily due to a decrease in our invested balances, due to $45.9 million of payments in the first quarter of fiscal 2008 to repay the remaining balance on our 5.5% convertible notes and $149.0 million of payments in the second and third quarters of fiscal 2008 to repay principal on our $150.0 million zero coupon convertible notes and much lower interest rates.

Interest expense for 2009, 2008 and 2007 included interest expense related to our 2.875% convertible notes. Interest expense in 2008 and 2007 also included interest related to our 5.5% convertible notes, which were repaid in full in January 2008. Interest expense in 2008 and 2007 also included $6.3 million and $11.8 million, respectively, of non-cash interest related to the effects of the adoption on January 1, 2009 of accounting guidance regarding debt instruments that may be settled in cash upon conversion. See Note 22 of Notes to the Consolidated Financial Statements.

The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in 2009 included $0.3 million related to the write-off of note issuance costs in connection with the early redemption of a total of $15.0 million of our 2.875% convertible notes.

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

Other, net in 2009 included a $2.0 million gain on the early redemption of our 2.875% notes and a $1.3 million charge for cash flow hedge ineffectiveness, foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Other, net in 2008 included a loss of $1.3 million related to ineffectiveness of certain of our cash flow hedges due to increased currency volatility and a $1.3 million gain related to the disposal of an insignificant sales subsidiary. In addition, during the fourth quarter of 2008, we classified our ARS as trading securities and, therefore, recognized an $18.4 million unrealized loss due to a decline in the fair market value of the ARS. Offsetting this loss was a $17.9 million gain related to the fair value of a put right (the “Put Right”) we received pursuant to an agreement we entered into with UBS, the issuer of the ARS. The Put Right requires UBS to repurchase all of our ARS at par on or before June 30, 2010. See Liquidity and Capital Resources below for more information.

Other, net in 2007 included a $0.5 million gain related to the disposal of one of our cost-method investments and a $0.5 million gain for the final escrow payment on the sale of a minority interest in a small technology company.

At December 31, 2009, we had $0.6 million in cost-method investments and, at December 31, 2008, we did not have any significant cost-method investments on our balance sheet.

Income Tax Expense

Our effective income tax rate of 18.1% for 2009 reflected taxes accrued in foreign jurisdictions, reduced by a tax benefit of $3.9 million related to the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S. The tax rate also reflected the release of tax liabilities totaling $1.3 million due to the lapses of statutes of limitations and effective settlements with tax authorities. We continue to record a valuation allowance against U.S. deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Our effective income tax rate of 32.4% for 2008 reflected taxes on foreign earnings offset by a $1.5 million release of unrecognized tax benefits, including interest and penalties, as a result of the settlement of foreign tax audits and a tax benefit of $0.5 million related to the release of valuation allowance recorded against net operating losses used to offset income earned in the U.S.

Our effective income tax rate of 14.9% for 2007 reflected taxes on foreign earnings offset by a $4.7 million release of unrecognized tax benefits, including interest and penalties, as a result of settlements with foreign taxing authorities and lapses of statutes of limitations and a tax benefit of $5.3 million related to the release of valuation allowances recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.

During the first quarter of 2009, we reclassified approximately $15.4 million of non-current tax liabilities to current in expectation that a settlement could be reached within the next 12 months. We still anticipate resolution of the tax positions within the next 12 months and, if resolved favorably, the reversal of the current tax liabilities could provide a tax benefit up to approximately $17.7 million, including accruals through December 31, 2009, in the thirteen week period we determine the positions are more likely than not to be sustained.

As of December 31, 2009, unrecognized tax benefits totaled $20.2 million and related primarily to uncertainty surrounding intercompany pricing and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $1.6 million and $0.6 million, respectively, at December 31, 2009 and 2008. Valuation allowances on deferred tax assets totaled $38.0 million and $42.8 million as of December 31, 2009 and 2008, respectively.

We are currently awaiting governmental approval to implement changes to certain transfer pricing methodologies that, when completed, will shift taxable income into the U.S. This additional income in the U.S. can be offset by net operating loss carryforwards. As the governmental approval is not assured, we cannot conclude that valuation allowance against U.S. deferred tax assets is no longer needed. When governmental approval is received, we will reassess the need for the valuation allowance using all available positive and negative evidence. Due to the uncertainty surrounding the timing of governmental approval, we believe it is reasonably possible that valuation allowance could decrease between zero and $38.0 million in the next 12 months, with approximately zero to $21 million reducing tax expense.

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

Gain on Disposal of Discontinued Operations

Gain on disposal of discontinued operations, net of tax, of $0.4 million in 2007 related to final settlements from the sale of the assets and operations related to Knights Technology, which was a consolidated subsidiary, in the fourth quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Auction Rate Securities and UBS Credit Facility

On November 6, 2008, we accepted an offer by UBS AG (together with its affiliates, “UBS”) of certain auction rate securities rights (the “Put Right”). The Put Right permits us to cause UBS to repurchase, at par value, our ARS during the period beginning on June 30, 2010 and ending on July 2, 2012. The fair value of the ARS and the Put Right was approximately $87.2 million and $11.7 million, respectively, as of December 31, 2009, as discussed in more detail below. The par value of the ARS was $98.9 million at December 31, 2009. The Put Right was offered in connection with settlement agreements entered into by UBS with the U.S. SEC and other federal and state regulatory authorities.

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

During the first quarter of 2009, we drew down $70.8 million, the full amount available under the UBS Credit Facility and, as of December 31, 2009, $59.6 million remained outstanding. During the fourth quarter of 2009, $11.2 million of the ARS were called and the proceeds were utilized to repay a portion of the UBS Credit Facility. In addition, in the first quarter of 2010 through the date of the filing of this Form 10-K, an additional $8.2 million of the ARS were called, with the proceeds being used to repay a portion of the UBS Credit Facility. The proceeds derived from sales of the remaining ARS we hold in accounts with UBS will be applied to repay outstanding obligations under the UBS Credit Facility.

The UBS Credit Facility includes customary events of default that include, among other things, non-payment defaults, the failure to maintain sufficient collateral, covenant defaults, inaccuracy of representations and warranties, the failure to provide financial and other information in a timely manner, bankruptcy and insolvency defaults, cross-defaults to other indebtedness and judgment defaults. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of December 31, 2009, we were in compliance with all of the terms of the UBS Credit Facility.

See Note 3 of Notes to the Consolidated Financial Statements for additional information.

Other Credit Facilities and Letters of Credit

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of December 31, 2009.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2009, we had $53.7 million of these guarantees and letters of credit outstanding, of which approximately $53.0 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

Sources of Liquidity and Capital Resources

Our sources of liquidity and capital resources as of December 31, 2009 consisted of $353.5 million of cash, cash equivalents, short-term restricted cash and short-term investments, $39.7 million in non-current investments, $35.9 million of long-term restricted cash, $100.0 million available under revolving credit facilities (including the UBS Credit Facility), as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from December 31, 2009.

In 2009, cash and cash equivalents and short-term restricted cash decreased $16.2 million to $141.3 million as of December 31, 2009 from $157.5 million as of December 31, 2008 primarily as a result of $13.1 million used for the repayment of $15.0 million face amount of our 2.875% convertible notes, $13.4 million used for the purchase of property, plant and equipment, the net purchase of $129.5 million of marketable securities and $4.1 million used for the purchase of certain assets of a division of an Australian software company. These factors were offset by $68.1 million provided by operations, $59.6 million of net proceeds from our UBS line of credit, $6.9 million of proceeds from the exercise of employee stock options and a $0.2 million favorable effect of exchange rate changes.

Accounts receivable increased $12.9 million to $152.6 million as of December 31, 2009 from $139.7 million as of December 31, 2008, primarily due to increased frequency of extended payment terms as a result of geographic sales mix and customer requests, as well as decreased collections in the fourth quarter of 2009. The December 31, 2009 balance also included a $1.8 million increase related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 90 days at December 31, 2009 compared to 84 days at December 31, 2008.

Inventories decreased $3.4 million to $138.2 million as of December 31, 2009 compared to $141.6 million as of December 31, 2008, primarily due to the timing of shipments and product mix. The December 31, 2009 balance included a $4.2 million increase related to changes in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.6 times for the quarter ended December 31, 2009 and 2.5 times for the quarter ended December 31, 2008.

Other current assets increased $6.6 million to $39.5 million as of December 31, 2009 compared to $32.9 million as of December 31, 2008, primarily due to the transfer of our Put Right from other assets, net to other current assets, offset by a decrease in income tax receivables. Other current assets at December 31, 2009 included $11.7 million for the value of the Put Right related to our ARS.

Expenditures for property, plant and equipment of $13.4 million in 2009 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2010 to be approximately $16 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Other assets, net decreased $16.9 million to $17.6 million as of December 31, 2009 compared to $34.5 million as of December 31, 2008, primarily due to the transfer of the Put Right to other current assets during the second quarter of 2009 based on our intent to exercise this option in June 2010.

Other current liabilities increased $14.0 million to $47.7 million as of December 31, 2009 compared to $33.7 million as of December 31, 2008. The increase resulted primarily from a reclassification of $15.4 million of unrecognized tax benefits from long-term to current during the first quarter of 2009, partially offset by a decrease in our derivative liabilities.

Other liabilities decreased $11.6 million to $30.7 million as of December 31, 2009 compared to $42.3 million as of December 31, 2008. The decrease resulted primarily from the reclassification of $15.4 million of unrecognized tax benefits from long-term to current during the first quarter of 2009, offset by an increase in deferred maintenance revenue.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2009 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2010	2011 and 2012	2013 and 2014	2015 and beyond
Convertible Debt	$100,000	$—	$—	$100,000	$—
Convertible Debt Interest	9,823	2,875	5,750	1,198	—
Short-term line of credit	59,600	59,600	—	—	—
Letters of Credit and Bank Guarantees	53,666	17,699	7,120	133	28,714
Purchase Order Commitments	41,286	41,286	—	—	—
Pension Related Obligations	1,967	26	66	138	1,737
Deferred Compensation Liability	2,848	—	—	—	2,848
Capital Leases	2,027	1,189	838	—	—
Operating Leases	49,939	7,060	12,013	8,885	21,981
Uncertain tax positions	17,734	17,734	—	—	—

Total	$338,890	$147,469	$25,787	$110,354	$55,280

We also have other liabilities of $2.5 million relating to additional uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to these additional uncertain tax positions, we have excluded this amount from the table above.

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

Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	accounting for income taxes;

•	warranty liabilities;

•	stock-based compensation;

•	accounting for derivatives;

•	valuation of investments in ARS; and

•	valuation of UBS put right.

It is reasonably possible that the estimates we make may change in the future.

Revenue Recognition

We recognize revenue when persuasive evidence of a contractual arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on collection experience and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve may occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in individual customers’ credit quality. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our bad debt expense totaled $0.6 million, $1.1 million and $0.9 million, respectively, in 2009, 2008 and 2007. Our allowance for doubtful accounts totaled $3.3 million and $3.1 million, respectively, at December 31, 2009 and 2008.

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

We also maintain a substantial supply of repairable and reusable spare parts for possible use in future repairs and customer field service of our install base. We have classified this inventory as a long-term asset given these parts can be repaired and reused in the service business over many years. As these service parts age over the related product group’s post-production service life, we reduce the net carrying value of our repairable spare part inventory on the consolidated balance sheet to account for the excess that builds over the service life. The post-production service life of our systems is generally seven years and, at the end of seven years, the carrying value for these parts in our consolidated balance sheet is reduced to zero. We also perform periodic monitoring of our installed base for premature end of service life events and expense, through cost of sales, the remaining net carrying value of any related spare parts inventory in the period incurred.

Provision for manufacturing inventory valuation adjustments totaled $4.1 million, $1.7 million and $1.0 million, respectively, in 2009, 2008 and 2007. Provision for service spare parts inventory valuation adjustments totaled $7.0 million, $4.3 million and $4.0 million, respectively, in 2009, 2008 and 2007.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. No impairments related to our equipment or other long-lived assets were recognized during 2009, 2008 or 2007.

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but, instead, a two-step impairment test is performed at least annually. We test goodwill for impairment in the fourth quarter of each year. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in step one of our annual analysis during the fourth quarter of 2009, 2008 or 2007.

Restructuring, Reorganization, Relocation and Severance Costs

Restructuring, reorganization, relocation and severance costs are recognized and recorded at fair value as incurred. Such costs include severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites. Also, included are certain period costs to move our existing supply chain, as well as migration of certain IT systems to new platforms. Changes in our estimates could occur, and have occurred, due to fluctuations in exchange rates, the sublease of unused space, unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions. See Note 13 of Notes to Consolidated Financial Statements for additional information.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. During 2009, 2008 and 2007, we released approximately $3.9 million, $0.5 million and $5.3 million, respectively, in valuation allowance relating to U.S. deferred tax assets utilized to offset U.S. taxable income generated during the respective periods. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $1.6 million and $0.6 million, respectively, at December 31, 2009 and 2008 and our valuation allowance totaled $38.0 million and $42.8 million, respectively.

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

At December 31, 2009 and 2008, the liabilities related to total unrecognized tax benefits were $20.2 million and $18.4 million respectively, all of which would have an impact on the effective tax rate if recognized. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties of $2.2 million and $1.7 million, respectively. Unrecognized tax benefits relate mainly to uncertainty surrounding intercompany pricing and permanent establishment. See Note 12 of Notes to Consolidated Financial Statements for additional information.

Warranty Liabilities

Our products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is primarily based on our history of warranty repairs and maintenance, as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and warranty costs fluctuate. Our warranty reserve totaled $7.5 million and $6.4 million, respectively, at December 31, 2009 and 2008. Warranty expense totaled $10.7 million, $10.6 million and $16.0 million, respectively, during 2009, 2008 and 2007.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards granted to our employees and directors, including employee stock options, non-vested stock and stock purchases related to our employee share purchase plan based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes valuation model for valuing our stock option awards.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates at the time they are made, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

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

Accounting for Derivatives

We use a combination of forward contracts, zero cost collar contracts, option contracts and other instruments to hedge certain anticipated foreign currency exchange transactions. When specific hedge criteria have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income (expense) during the quarter in which such changes occur.

We also use foreign forward exchange contracts to mitigate the foreign currency exchange impact of our cash, receivables and payables denominated in foreign currencies. These derivatives do not meet the criteria for hedge accounting and, accordingly, changes in the fair value are recognized in net income in the current period.

Valuation of Investments in Auction Rate Securities and Put Right

At December 31, 2009, we held ARS with a fair value of $87.2 million, which are included on our balance sheet at fair value as short-term investments in marketable securities. The par value of these securities was $98.9 million at December 31, 2009. The ARS held by us have stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders.

All of the ARS held by us continue to carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the U.S. Department of Education (“USDE”).

On November 6, 2008 (the “Acceptance Date”), we entered into a settlement agreement (the “Agreement”) with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. By accepting the terms of the settlement, we (1) received the non-transferable right (the “Put Right”) to sell our ARS at par value to UBS on or before June 30, 2010, and (2) gave UBS the right to purchase the ARS from us at any time after the Acceptance Date as long as we receive the par value.

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

The Agreement covers $98.9 million par value (fair value of $87.2 million) of the ARS held by us as of December 31, 2009. We consider the Put Right to be a freestanding financial instrument and we have accounted for it separately from the ARS. We believe the Put Right does not meet the definition of a derivative as the underlying ARS are not considered by us to be readily convertible into cash. Since the Put Right does not qualify as a derivative, we have elected the fair value option to account for the Put Right and have recorded the instrument as a current asset of approximately $11.7 million on our balance sheet as of December 31, 2009.

We estimated the fair value of our ARS using a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to seven year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by UBS, the bank which holds our ARS at December 31, 2009.

We calculated the fair value of the Put Right based on the net present value of the difference between the par value and the fair market value of the ARS on December 31, 2009, using a six-month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We reassess the fair value quarterly based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk and other factors. Changes in fair value are recorded currently as a component of other income (expense), net.

The net amount recorded as a component of other income (expense), net related to the ARS and the Put Right totaled $0.5 million and $(0.5) million, respectively, in 2009 and 2008.

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

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. The resulting translation adjustments increased shareholders’ equity and comprehensive income in 2009 by $8.9 million. Holding other variables constant, if the U.S. dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $49.5 million as of December 31, 2009. Holding other variables constant, if the U.S. dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $40.5 million as of December 31, 2009.

Risk Mitigation

We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific accounting criteria have been met, changes in fair values of derivative contracts relating to anticipated transactions are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2009, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $50 million, which contracts have varying maturities through the fourth quarter of 2010. The aggregate notional amount of our outstanding balance sheet-related derivative contracts at December 31, 2009 was $88.9 million, which contracts have varying maturities through the first quarter of 2010. We do not enter into derivative financial instruments for speculative purposes.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2009 would increase by approximately $0.2 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the U.S. dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

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

The hedging transactions we undertake are intended to limit our exposure to changes in the dollar/euro exchange rate. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $3.6 million, $4.9 million and $3.1 million, respectively, in 2009, 2008 and 2007.

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

These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $0.4 million in 2009 in cost of sales related to hedge results, compared to realized gains of $6.0 million in 2008 and $5.0 million in 2007. As of December 31, 2009, $0.8 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income. We recorded a $1.3 million charge for hedge ineffectiveness in both 2009 and 2008 as a result of currency volatility. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may decrease or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other income (expense) in the period of ineffectiveness or dedesignation.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2009, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2009, we held cash and cash equivalents of $124.2 million and short-term restricted cash of $17.1 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $1.4 million assuming our cash and cash equivalent balances at December 31, 2009 remained constant. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Fixed Rate Debt Securities

As of December 31, 2009, we held short-term fixed rate investments of $212.1 million that consisted of certificates of deposit, commercial paper and government-backed securities. These investments are recorded on our balance sheet at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $2.1 million assuming our investment balances at December 31, 2009 remained constant.

Variable Rate-Notes and Related Put Right

At December 31, 2009, we held ARS with a fair value of $87.2 million, which are included on our balance sheet at fair value as short-term investments in marketable securities. The par value of these securities was $98.9 million at December 31, 2009. The ARS held by us have stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders.

All of the ARS held by us continue to carry AAA ratings, have not experienced any payment defaults and are backed by student loans, some of which are guaranteed under the Federal Family Education Loan Program of the U.S. Department of Education (“USDE”).

On November 6, 2008 (the “Acceptance Date”), we entered into a settlement agreement (the “Agreement”) with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010. By accepting the terms of the settlement, we (1) received the non-transferable right (the “Put Right”) to sell our ARS at par value to UBS on or before June 30, 2010, and (2) gave UBS the right to purchase the ARS from us at any time after the Acceptance Date as long as we receive the par value.

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

Declines in interest rates over time would reduce our interest income from our investments in variable-rate notes, as interest rates are reset periodically to current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $1.0 million assuming our investment balances at December 31, 2009 remained constant.

Fair Value of Convertible Debt

The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At December 31, 2009, we had $100.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $105.5 million at December 31, 2009.

Item 8. Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2009 is as follows:

2009 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$141,833	$140,263	$140,799	$154,449
Cost of sales	83,141	84,102	85,418	95,179

Gross profit	58,692	56,161	55,381	59,270
Total operating expenses(1)	50,568	49,549	47,482	50,283

Operating income	8,124	6,612	7,899	8,987
Other expense, net(2)	(320)	(1,501)	(809)	(1,331)

Income before income taxes	7,804	5,111	7,090	7,656
Income tax expense(3)	1,466	1,451	1,030	1,070

Net income	$6,338	$3,660	$6,060	$6,586

Basic net income per share	$0.17	$0.10	$0.16	$0.17

Diluted net income per share	$0.17	$0.10	$0.16	$0.17

Shares used in basic per share calculation	37,322	37,450	37,610	37,767
Shares used in diluted per share calculation	37,616	37,745	38,067	38,194

2008 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$151,646	$154,039	$141,768	$151,726
Cost of sales	92,421	95,419	85,066	91,732

Gross profit	59,225	58,620	56,702	59,994
Total operating expenses(4)	50,419	53,686	50,484	48,824

Operating income	8,806	4,934	6,218	11,170
Other expense, net(5)	(1,220)	(1,698)	(591)	(1,019)

Income before income taxes	7,586	3,236	5,627	10,151
Income tax expense(6)	2,553	1,578	1,679	2,802

Net income	$5,033	$1,658	$3,948	$7,349

Basic net income per share	$0.14	$0.05	$0.11	$0.20

Diluted net income per share	$0.14	$0.04	$0.11	$0.20

Shares used in basic per share calculation	36,435	36,499	36,780	37,183
Shares used in diluted per share calculation	36,841	36,895	37,306	37,446

(1)	Operating expenses in the first, second, third and fourth quarters of 2009 included $1.0 million, $1.1 million, $0.6 million and $0.8 million, respectively, of restructuring, reorganization, relocation and severance expense.
(2)	Included in other income (expense), net in 2009 were the following:

•

$6.7 million of unrealized gains related to our ARS and $6.2 million of unrealized losses related to the fair value of the Put Right we received pursuant to an agreement we entered into with UBS, the issuer of the ARS. This Put Right requires UBS to repurchase all of our ARS at par on or before June 30, 2010; and

•	a $1.3 million charge for ineffectiveness of certain of our cash flow hedges due to increased currency volatility.

(3)	Income tax expense in 2009 included the release of $3.9 million of valuation allowances recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S., a portion of which was recorded each quarter, as well as a $1.3 million benefit related to the lapses of statutes of limitations and effective settlements with tax authorities.
(4)	Operating expenses in the second, third and fourth quarters of 2008 included $2.3 million, $1.2 million and $0.8 million, respectively, of restructuring, reorganization, relocation and severance expense.
(5)	Included in other income (expense), net in 2008 were the following:

•

$18.4 million of unrealized losses related to our ARS and a $17.9 million gain related to the fair value of the put right we received pursuant to an agreement we entered into with UBS, the issuer of the ARS. This put right requires UBS to repurchase all of our ARS at par on or before June 30, 2010;

•	a $1.3 million charge for ineffectiveness of certain of our cash flow hedges due to increased currency volatility;

•	a $1.3 million gain related to the disposal of an insignificant sales subsidiary; and

•

$6.3 million of non-cash interest expense related to our $150 million zero coupon convertible notes, of which, $3.1 million and $3.2 million, respectively, was incurred in the first and second quarters of 2008.

(6)	Income tax expense in 2008 included the release of $0.5 million of valuation allowances recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S., a portion of which was recorded each quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FEI Company

Hillsboro, Oregon

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB ASC 740, Income Taxes (formerly Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,”) effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

February 19, 2010 Portland, Oregon

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$124,199	$146,521
Short-term investments in marketable securities	212,119	32,901
Short-term restricted cash	17,141	10,994
Receivables, net of allowances for doubtful accounts of $3,306 and $3,139	152,601	139,733
Inventories	138,242	141,609
Deferred tax assets	2,734	2,884
Other current assets	39,470	32,926

Total Current Assets	686,506	507,568

Non-current investments in marketable securities	39,662	94,098
Long-term restricted cash	35,901	34,833
Property, plant and equipment, net of accumulated depreciation of $86,942 and $85,391	81,893	76,991
Goodwill	44,615	40,964
Deferred tax assets	3,369	2,188
Non-current inventories	44,385	41,072
Other assets, net	17,638	34,458

Total Assets	$953,969	$832,172

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$40,587	$34,964
Accrued payroll liabilities	18,911	19,219
Accrued warranty reserves	7,477	6,439
Accrued agent commissions	10,046	9,882
Deferred revenue	65,805	44,135
Income taxes payable	1,321	3,040
Accrued restructuring, reorganization, relocation and severance	32	240
Short-term line of credit	59,600	—
Other current liabilities	47,693	33,732

Total Current Liabilities	251,472	151,651

Convertible debt	100,000	115,000
Deferred tax liabilities	4,298	4,164
Other liabilities	30,675	42,268

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,859 and 37,286 shares issued and outstanding, no par value	485,557	469,893
Retained earnings (deficit)	21,476	(1,168)
Accumulated other comprehensive income	60,491	50,364

Total Shareholders’ Equity	567,524	519,089

Total Liabilities and Shareholders’ Equity	$953,969	$832,172

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2008	2007
Net Sales:
Products	$439,125	$459,383	$464,191
Products - related party	578	2,123	897
Service and components	137,361	137,314	127,101
Service and components - related party	280	359	321

Total net sales	577,344	599,179	592,510

Cost of Sales:
Products	252,307	265,543	252,546
Service and components	95,533	99,095	93,544

Total cost of sales	347,840	364,638	346,090

Gross Profit	229,504	234,541	246,420

Operating Expenses:
Research and development	67,698	70,378	66,042
Selling, general and administrative	126,728	128,768	125,937
Restructuring, reorganization, relocation and severance	3,456	4,267	(272)

Total operating expenses	197,882	203,413	191,707

Operating Income	31,622	31,128	54,713

Other Income (Expense):
Interest income	2,880	14,362	22,372
Interest expense	(5,441)	(14,220)	(20,533)
Other, net	(1,400)	(4,670)	(2,325)

Total other income (expense), net	(3,961)	(4,528)	(486)

Income from continuing operations before income taxes	27,661	26,600	54,227
Income tax expense	5,017	8,612	8,077

Income from continuing operations	22,644	17,988	46,150
Gain on disposal of discontinued operations, net of tax	—	—	390

Net income	$22,644	$17,988	$46,540

Basic income per share from continuing operations	$0.60	$0.49	$1.29
Basic income per share from discontinued operations	—	—	0.01

Basic net income per share	$0.60	$0.49	$1.30

Diluted income per share from continuing operations	$0.60	$0.48	$1.23
Diluted income per share from discontinued operations	—	—	0.01

Diluted net income per share	$0.60	$0.48	$1.24

Shares used in per share calculations:
Basic	37,537	36,766	35,709

Diluted	37,905	37,158	40,725

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Year Ended December 31,
	2009	2008	2007
Net income	$22,644	$17,988	$46,540
Other comprehensive income, net of tax:
Change in cumulative translation adjustment	8,945	(11,169)	26,486
Change in unrealized loss on available-for-sale securities	(66)	(11,720)	415
Change in minimum pension liability	(36)	498	204
Reclassification of auction rate securities unrealized losses to other income, net	—	11,686	—
Changes due to cash flow hedging instruments:
Net gain on hedge instruments	440	2,192	5,494
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	844	(6,215)	(4,977)

Comprehensive income	$32,771	$3,260	$74,162

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2009, 2008 and 2007

(In thousands)

			Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2006	34,052	$400,347	$(69,797)	$37,470	$368,020

Net income	—	—	46,540	—	46,540
Employee purchases of common stock through employee share purchase plan	212	4,412	—	—	4,412
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	2,141	36,482	—	—	36,482
Stock-based compensation expense	—	7,351	—	—	7,351
Taxes paid as part of the net share settlement of restricted stock units	—	391	—	—	391
Restricted stock unit taxes for net share settlement	—	(1,211)	—	—	(1,211)
Translation adjustment	—	—	—	26,486	26,486
Unrealized gain on available for sale securities	—	—	—	415	415
Minimum pension liability, net of taxes	—	—	—	204	204
Net adjustment for fair value of hedge derivatives	—	—	—	517	517
Implementation of FIN 48	—	—	4,101	—	4,101

Balance at December 31, 2007	36,405	447,772	(19,156)	65,092	493,708

Net income	—	—	17,988	—	17,988
Employee purchases of common stock through employee share purchase plan	259	4,804	—	—	4,804
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	585	9,280	—	—	9,280
Stock-based compensation expense	—	8,153	—	—	8,153
Zero coupon convertible note settlement	37	1,013	—	—	1,013
Reclassification of auction rate securities unrealized losses to other income, net	—	—	—	11,686	11,686
Taxes paid as part of the net share settlement of restricted stock units	—	329	—	—	329
Restricted stock unit taxes for net share settlement	—	(1,458)	—	—	(1,458)
Translation adjustment	—	—	—	(11,169)	(11,169)
Unrealized loss on available for sale securities	—	—	—	(11,720)	(11,720)
Minimum pension liability, net of taxes	—	—	—	498	498
Net adjustment for fair value of hedge derivatives	—	—	—	(4,023)	(4,023)

Balance at December 31, 2008	37,286	469,893	(1,168)	50,364	519,089

Net income	—	—	22,644	—	22,644
Employee purchases of common stock through employee share purchase plan	271	4,662	—	—	4,662
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	386	2,260	—	—	2,260
Stock-based compensation expense	—	10,598	—	—	10,598
Restricted stock unit taxes for net share settlement	(84)	(1,856)	—	—	(1,856)
Translation adjustment	—	—	—	8,945	8,945
Unrealized loss on available for sale securities	—	—	—	(66)	(66)
Minimum pension liability, net of taxes	—	—	—	(36)	(36)
Net adjustment for fair value of hedge derivatives	—	—	—	1,284	1,284

Balance at December 31, 2009	37,859	$485,557	$21,476	$60,491	$567,524

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$22,644	$17,988	$46,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,140	16,481	13,690
Amortization	3,092	10,589	15,400
Stock-based compensation	10,599	8,153	7,351
Gain on trading securities and UBS Put Right	(501)	—	—
Asset impairments and write-offs of property, plant and equipment and other assets	—	528	—
Loss (gain) on disposal of investments, property, plant and equipment and intangible assets	277	274	(3)
Write-off of deferred note issuance costs on redemption	250	226	—
Gain on redemption of 2.875% convertible note	(2,025)	—	—
Other	—	—	391
Income taxes receivable (payable), net	3,313	7,862	3,824
Deferred income taxes	(869)	2,536	(1,498)
Gain on disposal of discontinued operations	—	—	(390)
(Increase) decrease in:
Receivables	(8,678)	16,680	(1,911)
Inventories	(1,160)	(15,439)	(34,772)
Other assets	(1,120)	(799)	(1,817)
Increase (decrease) in:
Accounts payable	4,916	4,000	(18,654)
Accrued payroll liabilities	(1,053)	(6,421)	3,371
Accrued warranty reserves	1,015	(109)	556
Deferred revenue	20,036	(16,184)	16,664
Accrued restructuring, reorganization, relocation and severance costs	(205)	(237)	(1,927)
Other liabilities	380	8,407	4,731

Net cash provided by operating activities	68,051	54,535	51,546

Cash flows from investing activities:
Increase in restricted cash	(5,810)	(1,537)	(17,075)
Acquisition of property, plant and equipment	(13,430)	(13,482)	(18,483)
Proceeds from disposal of property, plant and equipment	30	1	5
Purchase of investments in marketable securities	(190,654)	(93,857)	(247,820)
Redemption of investments in marketable securities	61,107	112,449	353,560
Proceeds from the sale of auction rate securities	11,200	—	—
Other	(4,570)	(3,286)	(268)

Net cash (used in) provided by investing activities	(142,127)	288	69,919

Cash flows from financing activities:
Redemption of convertible notes	(13,077)	(194,869)	—
Proceeds from line of credit	70,800	—	—
Repayments on line of credit	(11,200)	—	—
Proceeds from exercise of stock options and employee stock purchases	6,871	14,097	40,894
Other	(1,856)	(1,947)	(1,213)

Net cash provided by (used in) financing activities	51,538	(182,719)	39,681

Effect of exchange rate changes	216	(6,176)	8,791

(Decrease) increase in cash and cash equivalents	(22,322)	(134,072)	169,937

Cash and cash equivalents:
Beginning of year	146,521	280,593	110,656

End of year	$124,199	$146,521	$280,593

Supplemental Cash Flow Information:
Cash paid (refunds received) for income taxes, net	$2,391	$(2,780)	$(5,194)
Cash paid for interest	4,581	7,783	7,061
Inventories transferred to fixed assets	8,297	7,240	7,313
Notes payable issued to acquire intangible assets	—	—	4,014

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We are a leading supplier of instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Research and Industry market segment, the Life Sciences market segment and the Service and Components market segment.

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

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	accounting for income taxes;

•	warranty liabilities;

•	stock-based compensation;

•	accounting for derivatives;

•	valuation of investments in auction rate securities (“ARS”); and

•	valuation of UBS Financial Services Inc. (“UBS”) put right.

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

Dependence on Key Suppliers

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: AP Tech, Frencken Mechatronics B.V., Sanmina-SCI Corporation and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world-wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (RoHS regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Restricted Cash

Our restricted cash balances are held in deposit accounts with banks that have issued guarantees and letters of credit to our customers for system sales transactions and customer advance deposits relating to prepayments for service contracts, mainly in Europe and Asia. This restricted cash can be drawn on by the bank if goods are not delivered or services are not properly performed. In addition, while the restricted cash is held in the bank it is earning interest. Given these deposit accounts require satisfaction of conditions other than a withdrawal demand for us to receive a return of principal, are interest bearing and are held for extended periods of time, we have concluded these balances are similar in nature to our other investments and that inclusion in investing activities on our statement of cash flows is appropriate and consistent with our treatment of other investments. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheets.

Accounts Receivable

Activity within our accounts receivable allowance for the three-year period ended December 31, 2009 was as follows (in thousands):

Balance, December 31, 2006	$4,181
Expense	939
Write-offs	(1,549)
Translation adjustments	248

Balance, December 31, 2007	3,819
Expense	1,125
Write-offs	(1,787)
Translation adjustments	(18)

Balance, December 31, 2008	3,139
Expense	628
Write-offs	(525)
Translation adjustments	64

Balance, December 31, 2009	$3,306

Write-offs include amounts written off for specifically identified bad debts.

Marketable Securities

Our investments include marketable debt securities, certificates of deposit, commercial paper and government-backed securities with maturities greater than 90 days at the time of purchase. Our fixed maturity securities, other than our ARS, are classified as available-for-sale securities and, accordingly, are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).

Certain equity securities held in short-term and long-term investments related to the executive deferred compensation plan, as well as our ARS, are classified as trading securities (see Notes 3 and 4). Investments designated as trading securities are carried at fair value on the balance sheet, with the unrealized gains or losses recorded in interest income (expense) or other income (expense) in the period incurred.

Realized gains and losses on all investments are recorded on the specific identification method and are included in interest income (expense) or other income (expense) in the period incurred. Investments with maturities greater than 12 months from the balance sheet date are classified as non-current investments, unless they are expected to be liquidated within the next 12 months; in which case, the investment is classified as current.

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

We also maintain a substantial supply of repairable and reusable spare parts for possible use in future repairs and customer field service of our install base. We have classified this inventory as a long-term asset given these parts can be repaired and reused in the service business over many years. As these service parts age over the related product group’s post-production service life, we reduce the net carrying value of our repairable spare part inventory on the consolidated balance sheet to account for the excess that builds over the service life. The post-production service life of our systems is generally seven years and, at the end of seven years, the carrying value for these parts in our consolidated balance sheet is reduced to zero. We also perform periodic monitoring of our installed base for premature end of service life events and expense, through cost of sales, the remaining net carrying value of any related spare parts inventory in the period incurred.

The activity in our manufacturing inventory and our service spare parts inventory valuation allowance accounts was as follows (in thousands):

	Manufacturing Inventory Valuation Allowance	Service Spare Parts Inventory Valuation Allowance
Balance, December 31, 2006	$10,103	$10,367
Expense	994	3,963
Write-offs	(5,283)	(129)
Translation adjustments	215	745

Balance, December 31, 2007	6,029	14,946
Expense	1,738	4,341
Write-offs	(1,455)	(3,187)
Translation adjustments	(139)	(65)

Balance, December 31, 2008	6,173	16,035
Expense	4,118	7,021
Write-offs	(2,087)	(3,240)
Translation adjustments	145	159

Balance, December 31, 2009	$8,349	$19,975

Write-offs include amounts written off for specifically identified inventory items.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. During 2009, 2008 and 2007, we released approximately $3.9 million, $0.5 million and $5.3 million, respectively, in valuation allowance relating to U.S. deferred tax assets utilized to offset U.S. taxable income generated during the respective periods. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $1.6 million and $0.6 million, respectively, at December 31, 2009 and 2008 and our valuation allowance totaled $38.0 million and $42.8 million, respectively.

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

At December 31, 2009 and 2008, the liabilities related to total unrecognized tax benefits were $20.2 million and $18.4 million respectively, all of which would have an impact on the effective tax rate if recognized. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties of $2.2 million and $1.7 million, respectively. Unrecognized tax benefits relate mainly to uncertainty surrounding intercompany pricing and permanent establishment. See Note 12 of Notes to Consolidated Financial Statements for additional information.

Property, Plant and Equipment

Land is stated at cost. Buildings and improvements are stated at cost and depreciated over estimated useful lives of approximately 40 years using the straight-line method. Machinery and equipment, including systems used in research and development activities, production and in demonstration laboratories, are stated at cost and depreciated over estimated useful lives of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred.

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

Additionally, we lease systems to customers as operating type leases where we are the lessor. Under the operating method, rental revenue is recognized over the lease period. The leased asset is depreciated over the life of the lease. In addition to the depreciation charge, maintenance costs and the cost of any other services rendered under the provision of the lease that pertain to the current accounting period are charged to expense.

Long-Lived Asset Impairment

We evaluate the remaining life and recoverability of equipment and other assets that are to be held and used, including purchased technology and other intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Long-lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell.

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but, instead, a two-step impairment test is performed at least annually. We test goodwill for impairment in the fourth quarter of each year. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in step one of our annual analysis during the fourth quarter of 2009, 2008 or 2007.

Segment Reporting

We have determined that we operate in four reportable operating segments: Electronics, Research and Industry, Life Sciences and Service and Components. There are no differences between the accounting policies used for our business segments compared to those used on a consolidated basis.

Revenue Recognition

We recognize revenue when persuasive evidence of a contractual arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

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

A roll-forward of our warranty liability was as follows (in thousands):

Balance, December 31, 2006	$5,716
Reductions for warranty costs incurred	(15,124)
Warranties issued	15,950
Translation adjustments	43

Balance, December 31, 2007	6,585
Reductions for warranty costs incurred	(10,708)
Warranties issued	10,622
Translation adjustments	(60)

Balance, December 31, 2008	6,439
Reductions for warranty costs incurred	(9,751)
Warranties issued	10,727
Translation adjustments	62

Balance, December 31, 2009	$7,477

Research and Development

Research and development costs are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. These subsidies totaled $6.7 million, $3.9 million and $4.0 million in 2009, 2008 and 2007, respectively. Subsidies have increased as the projects available for subsidies, primarily in The Netherlands and the U.S., have increased.

Advertising

Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $2.4 million, $3.7 million and $3.5 million in 2009, 2008 and 2007, respectively.

Restructuring, Reorganization, Relocation and Severance

Liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred.

Computation of Per Share Amounts

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2009			2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$22,644	37,537	$0.60	$17,988	36,766	$0.49
Dilutive effect of stock options calculated using the treasury stock method	—	108	—	—	168	(0.01)
Dilutive effect of restricted shares	—	90	—	—	39	—
Dilutive effect of shares issuable to Philips	—	170	—	—	185	—

Diluted EPS	$22,644	37,905	$0.60	$17,988	37,158	$0.48

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		961			—

Convertible debt		3,407			3,918

	Year Ended December 31, 2007
	Net Income	Shares	Per Share Amount
Basic EPS	$46,540	35,709	$1.30
Dilutive effect of 2.875% convertible subordinated notes	3,756	3,918	(0.03)
Dilutive effect of stock options calculated using the treasury stock method	—	692	(0.02)
Dilutive effect of restricted shares	—	221	(0.01)
Dilutive effect of shares issuable to Philips	—	185	—

Diluted EPS	$50,296	40,725	$1.24

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		492

Convertible debt		6,456

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards granted to our employees and directors, including employee stock options, non-vested stock and stock purchases related to our employee share purchase plan based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes valuation model for valuing our stock option awards.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates at the time they are made, but these estimates involve inherent uncertainties and the determination of expense could be materially different in the future.

We amortize stock-based compensation expense on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally four years. Shares to be issued upon the exercise of stock options will come from newly issued shares. The exercise price of issued options equals the grant date fair value of the underlying shares and the options generally have a legal life of seven years.

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

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2009	2008	2007
Cost of sales	$1,352	$1,036	$1,008
Research and development	1,312	1,061	950
Selling, general and administrative	7,935	6,056	5,393

	$10,599	$8,153	$7,351

Stock-based compensation costs related to inventory or fixed assets were not significant in the years ended December 31, 2009, 2008 or 2007.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,	2009	2008		2007
Risk-free interest rate	0.14% - 2.35%	0.5% - 3.2%		3.4% - 5.0%
Dividend yield	0.0%	0.0%		0.0%
Expected lives:
Option plans	5.2 years	—	(1)	—	(1)
Employee share purchase plan	6 months	6 months		6 months
Volatility	44% - 51%	37% - 46%		38% - 40%
Discount for post vesting restrictions	0.0%	0.0%		0.0%

(1)	No options granted during 2008 or 2007.

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Expected lives were estimated based on historical exercise data. The expected volatility is calculated based on the historical volatility of our common stock.

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

Recently Adopted Accounting Guidance

Effective January 1, 2009 we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and adds certain disclosure requirements for intangible assets with finite useful lives. The adoption of FSP No. FAS 142-3, which was codified within ASC 350, “Intangibles-Goodwill and Other,” did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009 we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about derivative instruments and hedging activities. Given that this guidance primarily relates to footnote disclosures, the adoption of SFAS No. 161, which was codified within ASC 815, “Derivatives and Hedging,” did not have a material impact on our financial position, results of operations or cash flow. See Note 18 for our disclosures required pursuant to ASC 815.

Effective July 5, 2009 we adopted SFAS No. 165, “Subsequent Events,” which defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, this guidance requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165, which was codified within ASC 855, “Subsequent Events,” is effective for periods ending after June 15, 2009. The adoption of this guidance effective July 5, 2009 did not have any effect on our financial position, results of operations or cash flows. See Note 23 for our disclosures pursuant to ASC 855.

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends certain concepts related to consolidation of variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. While we are adopting the provisions of SFAS No. 167, which has been codified within ASC 810, “Consolidation,” in our first annual and interim reporting periods beginning after November 15, 2009, we do not have any entities that fall under this guidance and therefore, we believe this guidance will not have any effect on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140,” which relates to accounting for transfers of financial assets. This guidance, which has been codified within ASC 860, “Transfers and Servicing,” improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 166 must be applied to transfers occurring on or after the effective date. The adoption will not have a material effect on our results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (an update to Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This update is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We plan to adopt this guidance effective January 1, 2010, and do not expect it to have a material effect on our results of operations or cash flows.

In August 2009, the FASB issued ASU 2009-05, an update to ASC 820, “Fair Value Measurements and Disclosures.” This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 will become effective for our annual financial statements for the year ending December 31, 2009. The adoption of this guidance effective January 1, 2010 did not have a material effect on our results of operations or cash flows.

3. AUCTION RATE SECURITIES, PUT RIGHT AND RELATED LINE OF CREDIT

At December 31, 2009, we held ARS having a fair value of $87.2 million, which have short-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders.

On November 6, 2008, we accepted an offer by UBS of certain auction rate securities rights (the “Put Right”). The Put Right permits us to cause UBS to repurchase, at par value, our ARS during the period beginning on June 30, 2010 and ending on July 2, 2012. The fair value of the ARS and the Put Right was approximately $87.2 million and $11.7 million, respectively, as of December 31, 2009, as discussed in more detail below. As of December 31, 2009, both the ARS and the Put Right were classified as current on our consolidated balance sheet based on our intent to exercise the Put Right within the next 12 months. The par value of the ARS was $98.9 million at December 31, 2009. The Put Right was offered in connection with UBS’s obligations under settlement agreements with the SEC and other federal and state regulatory authorities.

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

During the first quarter of 2009, we drew down $70.8 million, the full amount available under the UBS Credit Facility, and, at December 31, 2009, $59.6 million remained outstanding. During the fourth quarter of 2009, $11.2 million of the ARS were called and the proceeds were utilized to repay a portion of the UBS Credit Facility. The proceeds derived from any sales of the remaining ARS we hold in accounts with UBS will be applied to repay outstanding obligations under the UBS Credit Facility. See Note 23 for a discussion of ARS that were called in the first quarter of 2010.

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

The UBS Credit Facility includes customary events of default that include, among other things, non-payment defaults, the failure to maintain sufficient collateral, covenant defaults, inaccuracy of representations and warranties, the failure to provide financial and other information in a timely manner, bankruptcy and insolvency defaults, cross-defaults to other indebtedness and judgment defaults. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of December 31, 2009, we were in compliance with all of the terms of the UBS Credit Facility.

We estimate the fair value of our ARS on a quarterly basis using a discounted cash flow model, comparing the expected rate of interest to be received on the ARS to similar securities. We then discount the securities over a three to seven year term, depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by UBS, the bank which holds our ARS at December 31, 2009.

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

The net amount recorded as a component of other income (expense), net related to the ARS and the Put Right totaled $0.5 million and $(0.5) million, respectively, in 2009 and 2008. See also Note 21.

4. INVESTMENTS

Investments held consisted of the following (in thousands):

December 31, 2009	Cost basis	Unrealized gains	Unrealized losses		Estimated fair value	Short-term investments	Long-term investments	Other assets(1)
Fixed Maturity Securities
Certificates of deposit and commercial paper	$33,585	$13	$(23)		$33,575	$31,657	$1,918	$—
U.S. Government-backed securities	128,198	—	(28)		128,170	93,274	34,896	—
ARS	98,925	—	(11,737	)(2)	87,188	87,188	—	—

Fixed Maturity Securities	260,708	13	(11,788)		248,933	212,119	36,814	—

Equity Securities
Mutual funds	3,138	—	(290)		2,848	—	2,848	—
Cost Method Investments	608	—	—		608	—	—	608

	$264,454	$13	$(12,078)		$252,389	$212,119	$39,662	$608

December 31, 2008	Cost basis	Unrealized gains	Unrealized losses		Estimated fair value	Short-term investments	Long-term investments
Fixed Maturity Securities
Corporate notes and bonds	$17,789	$14	$(44)		$17,759	$17,759	$—
Government-backed securities	15,085	57	—		15,142	15,142	—
ARS	110,125	—	(18,445	)(2)	91,680	—	91,680

Fixed Maturity Securities	142,999	71	(18,489)		124,581	32,901	91,680

Equity Securities
Mutual funds	3,002	—	(584)		2,418	—	2,418

	$146,001	$71	$(19,073)		$126,999	$32,901	$94,098

(1)	Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.
(2)	Unrealized gains or losses on the ARS, which are held as trading securities, were included in other income (expense), net and were substantially offset by unrealized gains or losses on the related Put Right. See also Notes 3 and 21.

Realized gains and losses on sales of marketable debt securities were insignificant in 2009, 2008 and 2007.

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

Our investments classified as trading securities, such as our ARS and assets related to our deferred compensation plan, are carried on the balance sheet at fair value. All unrealized gains or losses are recorded in other income (expense), net in the period incurred.

For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess if impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. In 2007, we recorded a $0.5 million gain for the final escrow payment related to the disposal of one such investment. We recorded an additional $0.5 million gain in 2007 related to the sale of another investment, which was previously written down in 2006. At December 31, 2009, we had $0.6 million in cost-method investments and, at December 31, 2008, we did not have any significant cost-method investments on our balance sheet.

Contractual maturities or expected liquidation dates of long-term marketable securities at December 31, 2009 were as follows (in thousands):

	1 - 2 years	Total
Certificates of deposit, commercial paper and U.S. Government-backed securities	$36,814	$36,814

5. FACTORING OF ACCOUNTS RECEIVABLE

In 2009 and 2008, we entered into agreements under which we sold a total of $13.5 million and $12.3 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our statements of operations as other expense.

6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2009	2008
Raw materials and assembled parts	$44,829	$44,458
Service inventories, estimated current requirements	15,765	18,588
Work-in-process	57,762	56,777
Finished goods	19,886	21,786

Total inventories	$138,242	$141,609

Non-current inventories	$44,385	$41,072

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Land	$7,780	$7,780
Buildings and improvements	18,562	18,195
Leasehold improvements	7,530	7,079
Machinery and equipment	85,138	76,375
Demonstration systems	24,588	27,780
Other fixed assets	25,237	25,173

	168,835	162,382
Accumulated depreciation	(86,942)	(85,391)

Total property, plant and equipment, net	$81,893	$76,991

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Year Ended December 31,
	2009	2008
Balance, beginning of year	$40,964	$40,864
Additions	3,631	—
Adjustments to goodwill	20	100

Balance, end of year	$44,615	$40,964

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

Other Intangible Assets

At December 31, 2009 and 2008, our other intangible assets included purchased technology, patents, trademarks and other and note issuance costs. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	December 31,
		2009	2008
Purchased technology	5 to 12 years	$46,299	$46,492
Accumulated amortization		(45,913)	(45,197)

		386	1,295

Patents, trademarks and other	2 to 15 years	7,474	7,569
Accumulated amortization		(2,852)	(3,612)

		4,622	3,957

Note issuance costs	7 years	2,747	3,159
Accumulated amortization		(1,405)	(1,165)

		1,342	1,994

Total intangible assets included in other long-term assets		$6,350	$7,246

See Note 10 for a discussion of note issuance cost write-offs totaling $0.3 million in 2009 and $0.1 million in 2008 related to the convertible note redemptions.

Amortization expense, excluding note issuance cost write-offs, and including amortization of the debt discount pursuant to accounting guidance for debt instruments that may be settled in cash upon conversion (see Note 22), was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Purchased technology	$638	$1,808	$1,777
Patents, trademarks and other	1,129	1,108	754
Note issuance costs	652	767	1,295
Debt discount	—	6,487	12,144

	$2,419	$10,170	$15,970

Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
2010	$386	$1,053	$393
2011	—	990	393
2012	—	945	393
2013	—	888	163
2014	—	511	—
Thereafter	—	235	—

	$386	$4,622	$1,342

9. CREDIT FACILITIES AND RESTRICTED CASH

Multibank Credit Agreement

On June 4, 2008, we entered into a multibank credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. In connection with this loan agreement, we incurred approximately $0.8 million of loan origination fees, which are being amortized as additional interest expense over the five-year term of the loan.

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

As of December 31, 2009, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

Japanese Bank Borrowing Facility

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of December 31, 2009.

UBS Line of Credit

See Note 3 for a discussion of our revolving credit facility with UBS.

Restricted Cash

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2009, we had $53.7 million of these guarantees and letters of credit outstanding, of which approximately $53.0 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

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

We redeemed the following amounts of our 2.875% Convertible Subordinated Notes in 2009:

Date	Amount Redeemed	Redemption Price	Redemption Discount	Related Note Issuance Costs Written Off
February 2009	$15.0 million	86.5%	$2.0 million	$0.3 million

The remaining $100.0 million of notes outstanding at December 31, 2009 are convertible into 3,407,155 shares of our common stock, at the note holder’s option, at a price of $29.35 per share.

5.5% Convertible Subordinated Notes

On August 3, 2001, we issued $175.0 million of convertible subordinated notes, due August 15, 2008, through a private placement. The notes were fully redeemed with the following transactions:

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

Zero Coupon Convertible Subordinated Notes

On June 13, 2003, we issued $150.0 million aggregate principal amount of zero coupon convertible subordinated notes. The stated interest rate on the notes was zero. See Note 22 for interest expense recorded pursuant to the adoption in 2009 of new accounting guidance for convertible debt that may be settled in cash upon conversion. The notes were due on June 15, 2023 and were first puttable to us at the noteholder’s option (in whole or in part) for cash on June 15, 2008, at a price equal to 100.25% of the principal amount, and on June 15, 2013 and 2018, at a price equal to 100% of the principal amount.

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

We called the remaining $1.1 million of outstanding notes on July 30, 2008. On August 14, 2008, $1.0 million of notes were converted to 37,335 shares of our common stock and $0.1 million was paid in cash to redeem the notes.

As of December 31, 2008, none of our zero coupon convertible subordinated notes remained outstanding.

11. LEASE OBLIGATIONS

We have operating leases for certain of our manufacturing and administrative facilities that extend through 2019. The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs. The leases generally provide renewal options at current market rates.

Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.2 million in 2009, $7.6 million in 2008 and $7.1 million in 2007.

The approximate future minimum rental payments due under these agreements as of December 31, 2009, were as follows (in thousands):

Year Ending December 31,
2010	$7,060
2011	6,109
2012	5,904
2013	4,684
2014	4,201
Thereafter	21,981

Total	$49,939

12. INCOME TAXES

Income before income taxes included the following components:

	Year Ended December 31,
	2009	2008	2007
U.S.	$10,544	$4,986	$22,565
Foreign	17,117	21,614	31,662

Total	$27,661	$26,600	$54,227

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	483	(63)	(756)
Foreign	6,914	8,112	11,720

	7,397	8,049	10,964
Foreign deferred (benefit) expense	(2,380)	563	(2,887)

Total income tax expense	$5,017	$8,612	$8,077

The effective income tax rate applied to net income varied from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Tax expense at statutory rates	$9,681	$11,520	$23,108
Increase (decrease) resulting from:
State income taxes, net of federal benefit	890	520	343
Foreign taxes	(1,466)	(1,343)	(7,829)
Research and experimentation benefit	(1,225)	(1,982)	(1,268)
Tax audit settlements and lapses of statutes of limitations	(1,328)	(1,483)	(4,694)
Non-deductible items	1,715	1,527	1,664
Release of valuation allowance	(3,886)	(464)	(5,305)
Other	636	317	2,058

	$5,017	$8,612	$8,077

Our tax provision in 2009, 2008 and 2007 primarily reflected taxes on foreign earnings, offset by the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S. As detailed in the table above, the 2009, 2008 and 2007 provisions were also affected by releases of $1.3 million, $1.5 million and $4.7 million, respectively, of unrecognized tax benefits, including interest and penalties, as a result of settlements with foreign taxing authorities and lapses of statutes of limitations.

Current taxes payable were reduced for foreign tax benefits recorded to common stock and related to stock compensation of $0, $0.3 million and $0.4 million, respectively, in 2009, 2008 and 2007. No tax benefits were recorded in the U.S. for excess tax benefits relating to stock-based compensation in 2009, 2008 or 2007 due to our current valuation allowance against U.S. deferred tax assets.

Deferred Income Taxes

Net deferred tax assets and liabilities were included in the following consolidated balance sheet accounts:

	December 31,
	2009	2008
Deferred tax assets – current	$2,734	$2,884
Deferred tax assets – non-current	3,369	2,188
Other current liabilities	(229)	(274)
Deferred tax liabilities – non-current	(4,298)	(4,164)

Net deferred tax assets	$1,576	$634

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accrued liabilities	$1,476	$1,397
Warranty reserves	1,372	1,236
Inventory reserves	7,712	6,704
Allowance for bad debts	448	256
Revenue recognition	3,786	2,874
Loss carryforwards	17,398	20,983
Tax credit carryforwards	7,455	8,087
Fixed assets	177	443
Intangible assets	712	3,054
Unrealized investment	1,129	1,588
Stock compensation	1,071	614
Other assets	1,350	657

Gross deferred tax assets	44,086	47,893
Valuation allowance	(37,982)	(42,821)

Net deferred tax assets	6,104	5,072

Deferred tax liabilities:
Fixed assets	(283)	(221)
Other liabilities	(4,245)	(4,217)

Total deferred tax liabilities	(4,528)	(4,438)

Net deferred tax asset	$1,576	$634

At December 31, 2009, we had approximately $46.0 million of U.S. net operating loss carryforwards that can be used to offset future income for U.S. federal income tax purposes, which expire through 2028, and approximately $35.0 million for Oregon income tax purposes, which expire through 2023. Approximately $5.8 million of the decrease in net operating loss carryforwards was due to excess non-deductible stock-based compensation in 2009. Additionally, deferred tax expense of $0.1 million, $0.1 million and $0.8 million was recorded in other comprehensive income in 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, our valuation allowance on deferred tax assets totaled $38.0 million and $42.8 million, respectively, including $9.4 million and $11.6 million, respectively, attributable to excess stock option deductions included in the net operating loss deferred tax asset. In assessing the realizability of deferred tax assets, we utilize a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment. Our “more likely than not” assessment was principally based upon our historical losses in the U.S. and our forecast of future profitability in certain tax jurisdictions, primarily the U.S.

We are currently awaiting governmental approval to implement changes to certain transfer pricing methodologies that, when completed, will shift taxable income into the U.S. This additional income in the U.S. can be offset by net operating loss carryforwards. As the governmental approval is not assured, we cannot conclude that valuation allowance against U.S. deferred tax assets is no longer needed. When governmental approval is received, we will reassess the need for the valuation allowance using all available positive and negative evidence. Due to the uncertainty surrounding the timing of governmental approval, we believe it is reasonably possible that valuation allowance could decrease between zero and $38.0 million in the next 12 months, with approximately zero to $21 million reducing tax expense.

Federal and state research and development tax credit carryforwards as of December 31, 2009 were $5.6 million and expire between 2010 and 2029. Federal foreign tax credits as of December 31, 2009 were $1.3 million and expire between 2010 and 2011. We also have $1.1 million of alternative minimum tax carryforwards, which do not expire.

As of December 31, 2009, U.S. income taxes have not been provided for approximately $102.7 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries.

Unrecognized Tax Benefits and Other Tax Contingencies

As of December 31, 2009, unrecognized tax benefits related mainly to uncertainty surrounding intercompany pricing and permanent establishment. A reconciliation of our unrecognized tax benefits was as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2007	$15,747
Additions for tax positions taken in 2008	4,060
Increases for tax positions taken in prior periods	375
Decreases for lapses in statutes of limitations	(332)
Decreases for settlements with taxing authorities	(1,483)

Balance at December 31, 2008	18,367
Additions for tax positions taken in 2009	2,648
Increases for tax positions taken in prior periods	846
Decreases for tax positions taken in prior periods	(383)
Decreases for lapses in statutes of limitations	(398)
Decreases for settlements with taxing authorities	(930)

Balance at December 31, 2009	$20,150

Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

	December 31,
	2009	2008
Other current liabilities	$17,734	$445
Other liabilities	2,416	17,922

Unrecognized tax benefits	$20,150	$18,367

The entire balance of unrecognized tax benefits, if recognized, would reduce our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accruals for interest and penalties of $2.2 million and $1.7 million as of December 31, 2009 and 2008, respectively.

Tax expense included the following relating to interest and penalties (in thousands):

	Year Ended December 31,
	2009	2008	2007
Benefit for lapses of statutes of limitations and settlement with taxing authorities	$(433)	$(684)	$(900)
Accruals for current and prior periods	944	936	805

	$511	$252	$(95)

During 2007, we requested a bilateral Advance Pricing Agreement (“APA”) between the U.S. and Dutch tax authorities under the mutual agreement procedures of the tax treaty. The requested transfer pricing methodologies would result in a total of approximately $48.1 million of additional tax deductions in The Netherlands and $48.1 million of additional taxable income in the U.S. The additional income in the U.S. can be offset by net operating loss carryforwards. As the outcome of the requested APA is not considered more likely than not, we have not recognized the benefit resulting from the additional tax deductions in The Netherlands. Due to the uncertainty surrounding the timing of a possible agreement between the taxing authorities, we believe it is reasonably possible that unrecognized tax benefits related to this matter could decrease in the range of zero to $16.6 million in the next 12 months.

For the remainder of the unrecognized tax benefits, we believe it is reasonably possible they could decrease, in the next 12 months, between zero and $1.1 million due to lapses of statutes of limitations and as the result of settlements with taxing authorities.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of December 31, 2009:

Jurisdiction	Open Tax Years
U.S.	2004 and forward
The Netherlands	2005 and forward
Czech Republic	2008 and forward

13. RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

We have initiated various corporate wide restructuring and infrastructure improvement programs in order to increase operational efficiency, reduce costs as well as balance the effects of currency movements on our financial results. These actions have historically included reductions of work-force as well as the costs to migrate portions of our supply chain to dollar-linked contracts. We expect to continue to incur costs in 2010 related to our supply chain migration and also expect to incur additional costs of approximately $2.2 million related to certain IT system upgrades that we plan to complete in the next twelve months.

In 2009, we incurred $3.5 million of costs related to our plan, which commenced in April 2008, related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. We incurred a total of $7.8 million of costs in 2008 and 2009 related to this plan and expect to incur approximately $1.4 million in 2010 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency movements on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the April 2008 restructuring to be approximately $9.2 million.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$2.9 million	$2.9 million incurred.

Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.

Shift of supply chain	$6.0 million	$4.6 million incurred. Remainder in 2010.

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

The following tables summarize the charges, expenditures and write-offs and adjustments in 2009, 2008 and 2007 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Year Ended December 31, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(288)	$(27)	$—
Transfer of manufacturing and related activities and shift of supply chain	—	3,336	(3,339)	3	—
Abandoned leases, leasehold improvements and facilities	19	26	(10)	(3)	32

	$240	$3,456	$(3,637)	$(27)	$32

Year Ended December 31, 2008	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$2,787	$(2,456)	$(110)	$221
Transfer of manufacturing and related activities and shift of supply chain	—	1,620	(1,620)	—	—
Abandoned leases, leasehold improvements and facilities	580	(140)	(389)	(32)	19

	$580	$4,267	$(4,465)	$(142)	$240

Year Ended December 31, 2007	Beginning Accrued Liability	Charged (Credited) to Expense	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$178	$8	$(187)	$1	$—
Abandoned leases, leasehold improvements and facilities	2,261	(280)	(1,454)	53	580

	$2,439	$(272)	$(1,641)	$54	$580

14. SHAREHOLDERS’ EQUITY

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

PEO Combination

On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2009, 2008 or 2007 to Philips under this agreement. As of December 31, 2009, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.

Stock Incentive Plans

As of December 31, 2009, a total of 5,194,048 shares of our common stock were reserved for issuance pursuant to our stock incentive plans.

15. STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation Information

Certain information regarding our stock-based compensation was as follows (in thousands):

Year Ended December 31,	2009	2008	2007
Weighted average grant-date fair value of share options granted	$6,479	$—	$—
Weighted average grant-date fair value of restricted shares and restricted stock units	7,939	11,013	8,538
Total intrinsic value of share options exercised	653	3,064	34,083
Fair value of restricted shares and restricted stock units vested	6,829	4,594	2,528
Cash received from options exercised and shares purchased under all stock-based arrangements	6,871	14,097	40,894
Tax benefit realized for stock options	—	329	391

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 10,000,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock.

We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, restricted stock units (“RSUs”) and restricted shares. The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed, or earlier, at the discretion of the Board of Directors. At December 31, 2009, there were 2,751,134 shares available for grant under these plans and 5,194,048 shares of our common stock were reserved for issuance.

Activity under these plans was as follows (share amounts in thousands):

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2008	2,003	$23.99
Granted	255	25.41
Forfeited	—	—
Expired	(519)	27.19
Exercised	(128)	17.33

Balances, December 31, 2009	1,611	23.71

	Restricted Shares and Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balances, December 31, 2008	825	$26.49
Granted	321	24.73
Forfeited	(54)	26.15
Vested	(260)	26.38

Balances, December 31, 2009	832	25.86

Summary

Certain information regarding all options outstanding as of December 31, 2009 was as follows (share amounts in thousands):

	Options Outstanding	Options Exercisable
Number	1,611	1,279
Weighted average exercise price	$23.71	$23.63
Aggregate intrinsic value	$3.1 million	$2.8 million
Weighted average remaining contractual term	3.2 years	2.5 years

As of December 31, 2009, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $21.1 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.

Employee Share Purchase Plan

In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). A total of 2,950,000 shares of our common stock may be issued pursuant to the ESPP, as amended. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods. A total of 270,939 shares were purchased pursuant to the ESPP during 2009 at a weighted average purchase price of $17.21 per share, which represented a weighted average discount of $3.04 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2009, 762,113 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.

16. EMPLOYEE BENEFIT PLANS

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

Employees in The Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. Pension costs relating to this multi-employer plan were $6.8 million in 2009, $7.8 million in 2008 and $6.7 million in 2007.

Outside the U.S. and The Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.

Plan costs for our defined contribution plans outside the U.S. and The Netherlands totaled $1.5 million in 2009, $1.3 million in 2008 and $0.8 million in 2007.

Plan costs for our defined benefit pension plans were $0.5 million in 2009, insignificant in 2008 and $0.9 million in 2007. Obligations under the defined benefit pension plans are not funded. A liability for the projected benefit obligations of these plans of $2.0 million and $1.5 million was included in other non-current liabilities as of December 31, 2009 and 2008, respectively. Unrealized gains recorded in other comprehensive income related to the additional minimum pension liability for these plans totaled $0 in 2009, $0.5 million in 2008 and $0.2 million in 2007. Due to the immateriality of these defined benefit pension plan costs, we have not included all required disclosures.

Profit Share and Variable Compensation Programs

We maintain an Employee Profit Share Plan and a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the Board of Directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors. The total cost of these plans was $6.1 million in 2009, $4.2 million in 2008 and $9.2 million in 2007.

Profit Sharing 401(k) Plan

We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $1.3 million in 2009, $1.3 million in 2008 and $1.4 million in 2007 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock.

Deferred Compensation Plan

We maintain a deferred compensation plan (the “Plan”), which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2009 and 2008, the invested amounts under the Plan totaled $2.8 million and $2.4 million, respectively, and were recorded on our balance sheets as non-current investments in marketable securities and as a long-term liability to recognize undistributed amounts due to employees.

17. RELATED-PARTY ACTIVITY

We sold products and services to Applied Materials, Inc. A director of Applied Materials is a member of our Board of Directors. We also sold services to Cascade Microtech, Inc. Our Chief Financial Officer is on the Board of Directors of Cascade Microtech. Sales to Applied Materials and Cascade Microtech were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Product sales:
Applied Materials	$578	$2,123	$897

Total product sales	578	2,123	897

Service sales:
Applied Materials	266	332	306
Cascade Microtech	14	27	15

Total service sales	280	359	321

Total sales	$858	$2,482	$1,218

As of December 31, 2009, Applied Materials and Cascade Microtech owed us $40,000 and $7,000, respectively, related to their purchases.

During 2009 and 2008, we purchased $12,000 and $17,000 of goods, respectively, from Cascade Microtech, Inc. and, as of December 31, 2009, we did not owe Cascade Microtech, Inc. any amounts for these purchases.

During 2009 and 2008 we purchased $3.2 million and $2.5 million of goods, respectively, from Schneeberger, Inc. One of our named executive officers serves on the Board of Directors of Schneeberger, Inc. As of December 31, 2009, we owed Schneeberger, Inc. $0.3 million for these purchases.

During 2009 and 2008, we purchased goods totaling $227,000 and $439,000, respectively, from TMC BV. One of the members of our Board of Directors also serves on the Supervisory Board of TMC BV. As of December 31, 2009, we did not owe TMC BV any amounts for these purchases.

During 2009, 2008 and 2007, we purchased services totaling $110,000, $150,000 and $157,000, respectively, from EasyStreet Online Services. One of the members of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services. As of December 31, 2009, we owed EasyStreet Online Services $14,000 for these purchased services.

18. DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates. As of December 31, 2009 and 2008, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $50.0 million and $34.5 million, respectively and the aggregate notional amount of our outstanding derivative contracts for our balance sheet positions was $88.9 million and $80.4 million, respectively. The outstanding contracts at December 31, 2009 have varying maturities through the fourth quarter of 2010. We do not enter into derivative financial instruments for speculative purposes.

We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2009. In addition, there are no credit contingent features in our derivative instruments.

Balance Sheet Related

In countries outside of the U.S., we transact business in U.S. dollars and in various other currencies. We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts to reduce the risk that our future cash flows will be adversely affected by changes in exchange rates. We enter into forward sale or purchase contracts for foreign currencies to economically hedge specific cash, receivables or payables positions denominated in foreign currencies. Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) currently together with the transaction gain or loss from the respective balance sheet position.

Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $3.6 million, $4.9 million and $3.1 million, respectively, in 2009, 2008 and 2007.

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

Summary

At December 31, 2009 and 2008 the fair value carrying amount of our derivative instruments were included in our balance sheet as follows:

Location in Balance Sheet
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives at December 31,		Fair Value of Liability Derivatives at December 31,
	2009	2008	2009	2008
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	$671	$761	$549	$2,776

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	$183	$1,938	$2,591	$5,775

The effect of derivative instruments on our Consolidated Statements of Operations during 2009, 2008 and 2007 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Year Ended December 31, 2009
Foreign Exchange Contracts	$(765)	Cost of Goods Sold	$426	Other, net	$(1,270)

Year Ended December 31, 2008
Foreign Exchange Contracts	$(1,225)	Cost of Goods Sold	$6,062	Other, net	$(1,302)

Year Ended December 31, 2007
Foreign Exchange Contracts	$2,085	Cost of Goods Sold	$4,976	Other, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Year Ended December 31, 2009
Foreign Exchange Contracts	Other, net	$(1,667)

Year Ended December 31, 2008
Foreign Exchange Contracts	Other, net	$(8,179)

Year Ended December 31, 2007
Foreign Exchange Contracts	Other, net	$2,361

The unrealized losses at December 31, 2009 are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income.

19. COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, we may be a party to litigation arising in the ordinary course of business.

In November 2009, Hitachi filed a complaint against our subsidiary, FEI Japan, in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and attorneys’ fees and costs. We are in the process of preparing responses to Hitachi’s allegations. We believe we have meritorious defenses to these claims, and intend to vigorously defend our interests in this matter.

In management’s opinion, the resolution of this case, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. This claim, or any claim of infringement or violation of intellectual property rights, with or without merit, could require us to change our technology, change our business practices, pay damages, enter into a licensing arrangement or take other actions that may result in additional costs or other actions that are detrimental to our business.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $41.3 million at December 31, 2009. These commitments expire at various times through the fourth quarter of 2010.

20. SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Year Ended December 31, 2009	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$126,417	$231,462	$81,824	$137,641	$—	$577,344
Gross profit	61,656	97,317	28,422	42,109	—	229,504

Year Ended December 31, 2008
Sales to external customers	$152,076	$238,615	$70,815	$137,673	$—	$599,179
Gross profit	72,258	97,023	26,683	38,577	—	234,541

Year Ended December 31, 2007
Sales to external customers	$198,663	$214,551	$51,874	$127,422	$—	$592,510
Gross profit	102,940	88,964	20,638	33,878	—	246,420

December 31, 2009
Total assets	$99,091	$127,938	$59,897	$137,207	$529,836	$953,969
Goodwill	18,139	17,785	3,628	5,064	(1)	44,615

December 31, 2008
Total assets	$90,100	$142,390	$35,560	$137,186	$426,936	$832,172
Goodwill	18,132	14,148	3,626	5,061	(3)	40,964

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

Our long-lived assets were geographically located as follows (in thousands):

December 31,	2009	2008
United States	$55,342	$53,544
The Netherlands	18,888	17,114
Other	15,111	13,155

Total	$89,341	$83,813

The following table summarizes sales by geographic region (in thousands):

	U.S. and Canada	Europe	Asia- Pacific and Rest of World	Total
2009
Product sales	$134,919	$166,581	$138,203	$439,703
Service and component sales	63,718	45,226	28,697	137,641

Total sales	$198,637	$211,807	$166,900	$577,344

2008
Product sales	$150,443	$157,493	$153,570	$461,506
Service and component sales	65,739	43,635	28,299	137,673

Total sales	$216,182	$201,128	$181,869	$599,179

2007
Product sales	$166,510	$141,508	$157,070	$465,088
Service and component sales	65,661	36,502	25,259	127,422

Total sales	$232,171	$178,010	$182,329	$592,510

None of our customers represented 10% or more of our total sales in 2009, 2008 or 2007.

Sales to countries which totaled 10% or more of our total sales were as follows (dollars in thousands):

	Dollar Amount	% of Total Sales
2009
United States	$189,596	32.8%

2008
United States	$194,740	32.5%

2007
United States	$228,576	38.6%

21. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Available for sale marketable securities:
U.S. Government-backed securities	$128,170	$—	$—
Certificates of deposit and commercial paper	33,575	—	—
Trading securities:
Equity securities – mutual funds	2,848	—	—
ARS	—	—	87,188
Derivative contracts, net	—	(2,286)	—
Put Right	—	—	11,711

	$164,593	$(2,286)	$98,899

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2008	$91,680	$17,917
Call of ARS	(11,200)	—
Increase in fair value of ARS included as a component of other income, net	6,708	—
Decrease in fair value of Put Right included as a component of other income, net	—	(6,206)

Balance, December 31, 2009	$87,188	$11,711

The fair value of our available for sale and trading marketable securities is based on quoted market prices.

We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2009.

We estimated the fair value of our ARS using a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to seven year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by UBS, the bank which holds our ARS at December 31, 2009.

We calculated the fair value of the Put Right based on the net present value of the difference between the par value and the fair market value of the ARS on December 31, 2009, using a six month option period through the settlement date discounted by the credit default rate of UBS, the issuer. We will reassess the fair values in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, overall market risk, and other factors.

See Note 3 for additional information regarding the ARS and the Put Right.

There were no changes to our valuation techniques during 2009.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

At December 31, 2009, we had $100.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair value of our fixed rate convertible debt was approximately $105.5 million at December 31, 2009.

22. ADOPTION OF NEW ACCOUNTING GUIDANCE FOR CONVERTIBLE DEBT

On January 1, 2009, we adopted accounting guidance for debt instruments that may be settled in cash upon conversion. The issuer of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance was retrospectively applied, effective January 1, 2009, to our $150.0 million principal amount of zero coupon subordinated convertible notes. In accordance with the guidance, we recognized both the liability and equity component of our notes at fair value. The liability component was recognized as the fair value of a similar instrument that did not have a conversion feature at issuance. The equity component, which was the conversion feature at issuance, was recognized as the difference between the proceeds from the issuance of the notes and the fair value of the liability component. We recognized an effective interest rate of 8.874% on the carrying value of the debt.

The retrospective application of this guidance increased interest expense and reduced net income and earnings per share in 2008 and 2007 as indicated in the following tables (in thousands, except per share amounts):

	Year Ended December 31, 2008
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$7,906	$24,302	$0.66	$0.61
Adjustment	6,314	(6,314)	(0.17)	(0.13)

Revised	$14,220	$17,988	$0.49	$0.48

	Year Ended December 31, 2007
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$8,735	$58,338	$1.63	$1.36
Adjustment	11,798	(11,798)	(0.33)	(0.12)

Revised	$20,533	$46,540	$1.30	$1.24

The effect of the adoption of these updates on the consolidated balance sheet as of December 31, 2008 was as follows (in thousands):

	December 31, 2008
	Common stock	Retained earnings (deficit)
Reported	$418,025	$50,700
Adjustment	51,868	(51,868)

Revised	$469,893	$(1,168)

Amortization of the debt discount during 2008 and 2007 was $6.5 million and $12.1 million, respectively. The carrying value of the equity component, the principal amount of the liability component and the unamortized discount were all zero at December 31, 2008.

Given that these notes were repaid in 2008, there was no impact on our consolidated statement of operations, statement of cash flows or statement of comprehensive income in 2009, nor will there be any impact in future years. The impact on our balance sheet and statement of shareholders’ equity was a reclassification of $51.9 million between retained earnings and common stock.

23. SUBSEQUENT EVENTS

We have considered all events that have occurred subsequent to December 31, 2009 and through February 19, 2010, the date the financial statements as of and for the year ended December 31, 2009 were issued.

Call of ARS

In the first quarter of 2010 through the date of filing of this Form 10-K, $8.2 million of our ARS were called, with the proceeds being used to pay down amounts outstanding on the UBS Credit Facility. Following these calls and repayments, $51.0 million was outstanding on the UBS Credit Facility.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FEI Company

Hillsboro, Oregon

We have audited the internal control over financial reporting of FEI Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 19, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Portland, Oregon February 19, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Governance, Code of Ethics, Proposal No. 1 Election of Directors, Meetings and Committees of the Board of Directors, Executive Officers, Membership of the Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Item 11. Executive Compensation

Information required by this item will be included under the captions Director Compensation, Executive Compensation, Compensation Discussion and Analysis for Named Executive Officers, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards for Fiscal Year Ended 2009, Outstanding Equity Awards at Fiscal Year End for Fiscal Year Ended 2009, Option Exercises and Stock Vested for Fiscal Year Ended 2009, Nonqualified Deferred Compensation for Fiscal Year Ended 2009, Potential Payments Upon Termination of Employment and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included under the caption Proposal No. 4 Approval of Appointment of Public Accounting Firm in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Exhibit No.	Description

3.1(7)	Third Amended and Restated Articles of Incorporation

3.2(9)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3(15)	Amended and Restated Bylaws, as amended on February 18, 2009

4.1(10)	Indenture, dated as of May 19, 2006, between the Company and The Bank of New York Trust Company, as trustee

4.2	Form of 2.875% Convertible Subordinated Note due 2013 (incorporated by reference to Annex A of Exhibit 4.1)

4.3(11)	Registration Rights Agreement, dated as of May 19, 2006, among FEI Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Needham & Company, LLC, Thomas Weisel Partners LLC, D.A. Davidson & Co. and Merriman Curhan Ford & Co.

4.4(9)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

10.1+	1995 Stock Incentive Plan, as amended

10.2+(2)	1995 Supplemental Stock Incentive Plan

10.3+(1)	Form of Incentive Stock Option Agreement

10.4+	Form of Nonstatutory Stock Option Agreement

Exhibit No.	Description

10.5+(15)	1995 Employee Share Purchase Plan, as amended

10.6(3)	Lease Agreement, dated October 27, 1997, between Philips Business Electronics International B.V., as lessor, and Philips Electron Optics B.V., a wholly owned indirect subsidiary of FEI, as lessee, including a guarantee by FEI of the lessee’s obligations thereunder

10.7+(16)	Amended and Restated Executive Severance Agreement by and between Dr. Don Kania and FEI Company

10.8+(11)	Stand-alone Non-statutory Stock Option Agreement (for grant of 100,000 option shares outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.9+(11)	Stand-alone Restricted Stock Unit Agreement (for grant of 25,000 units outside the 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.10+(11)	Form of Restricted Stock Unit grant (for grant of 75,000 units to Dr. Kania within the 1995 Stock Incentive Plan)

10.11+(4)	FEI Company Nonqualified Deferred Compensation Plan

10.12(5)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

10.13(6)	Master Agreement for the Acht facility, dated January 14, 2003

10.14+(8)	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.15+(13)	Description of Compensation of Non-Employee Directors

10.16+(19)	2009 and 2010 FEI Management Variable Compensation Plan Program Summary Description

10.17+(12)	Employment Agreement with Robert H. J. Fastenau, dated November 28, 2006

10.18+(16)	Amendment to Offer Letter of Employment to Benjamin Loh, dated December 19, 2008

10.19(14)	Credit Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, and each of the Lenders party thereto from time to time

10.20(14)	Security and Pledge Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent

10.21(17)	First Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of March 3, 2009, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

10.22+(16)	Form of Amended and Restated Executive Severance Agreement

10.23+(16)	Amendment to Offer Letter of Employment to Ray Link, dated December 10, 2008

10.24(18)	Form of Credit Line Account Application and Agreement, dated as of March 25, 2009, by and between UBS Bank USA and FEI Company

10.25(18)	Form of First Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009 by and among UBS Bank USA, FEI Company and UBS Financial Services, Inc.

10.26(18)	Form of Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, executed by FEI Company

10.27(18)	Form of Second Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, by and among UBS Bank USA, FEI Company and UBS Financial Services Inc.

Exhibit No.	Description

10.28(18)	Form of Important Notice on Interest Rates and Payments, dated as of March 25, 2009, executed by FEI Company

14(9)	Code of Ethics

21	Subsidiaries

23	Consent of Deloitte & Touche, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement of Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.
(4)	Incorporated by reference to our Registration Statement on Form S-3, filed on April 23, 2001.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2006.
(13)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2008.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.
(16)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.
(18)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 5, 2009.
(19)	Incorporated by reference to our Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 21, 2009, June 25, 2009 and December 22, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2010	FEI COMPANY

	By	/s/ DON R. KANIA
Don R. Kania
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2010:

Signature	Title

/s/ DON R. KANIA Don R. Kania	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND A. LINK Raymond A. Link	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LAWRENCE A. BOCK Lawrence A. Bock	Director

/s/ WILFRED J. CORRIGAN Wilfred J. Corrigan	Director

/s/ THOMAS F. KELLY Thomas F. Kelly	Director

/s/ WILLIAM W. LATTIN William W. Lattin	Director

/s/ JAN C. LOBBEZOO Jan C. Lobbezoo	Director

/s/ GERHARD H. PARKER Gerhard H. Parker	Chairman of the Board

/s/ JAMES T. RICHARDSON James T. Richardson	Director

/s/ RICHARD H. WILLS Richard H. Wills	Director