Form 10-Q/A
period 2009-04-05
FEI CO
filed 2010-03-02
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to restate Items 1 and 2 of Part I and Item 6 of Part II of our Quarterly Report on Form 10-Q initially filed on May 7, 2009. This amendment corrects clerical errors in the presentation of operating cash flows from deferred income taxes and the effect of exchange rate changes on cash on our Consolidated Statements of Cash Flows for the 13 week period ended April 5, 2009 and corrects related information that appeared in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at page 29 of the original filing and page 30 of this filing. The restatements are more fully described in Note 21 of the Condensed Notes to the Consolidated Financial Statements. No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events other than the restatement disclosed in Note 21 of the Condensed Notes to the Consolidated Financial Statements that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q in any way.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 5, 2009	December 31, 2008(1)
Assets
Current Assets:
Cash and cash equivalents	$209,172	$146,521
Short-term investments in marketable securities	16,988	32,901
Short-term restricted cash	9,626	10,994
Receivables, net of allowances for doubtful accounts of $3,657 and $3,139	153,855	139,733
Inventories	141,394	141,609
Deferred tax assets	3,148	2,884
Other current assets	35,346	32,926

Total Current Assets	569,529	507,568

Non-current investments in marketable securities	97,880	94,098
Long-term restricted cash	39,271	34,833
Property, plant and equipment, net of accumulated depreciation of $83,847 and $85,391	74,975	76,991
Goodwill	40,943	40,964
Deferred tax assets	1,998	2,188
Non-current inventories	40,893	41,072
Other assets, net	29,254	34,458

Total Assets	$894,743	$832,172

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,669	$34,964
Accrued payroll liabilities	18,454	19,219
Accrued warranty reserves	6,657	6,439
Accrued agent commissions	9,297	9,882
Deferred revenue	55,327	44,135
Income taxes payable	4,376	3,040
Accrued restructuring, reorganization, relocation and severance	111	240
Short-term line of credit	70,800	—
Other current liabilities	39,374	33,732

Total Current Liabilities	243,065	151,651

Convertible debt	100,000	115,000
Deferred tax liabilities	3,691	4,164
Other liabilities	27,088	42,268

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,349 and 37,286 shares issued and outstanding, no par value	472,762	469,893
Retained earnings (deficit)	5,171	(1,168)
Accumulated other comprehensive income	42,966	50,364

Total Shareholders’ Equity	520,899	519,089

Total Liabilities and Shareholders’ Equity	$894,743	$832,172

(1)	As adjusted for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	April 5, 2009	March 30, 2008(1)
Net Sales:
Products	$108,235	$116,982
Products - related party	327	232
Service and components	33,236	34,328
Service and components - related party	35	104

Total net sales	141,833	151,646
Cost of Sales:
Products	59,887	66,983
Service and components	23,254	25,438

Total cost of sales	83,141	92,421

Gross Profit	58,692	59,225

Operating Expenses:
Research and development	16,780	17,807
Selling, general and administrative	32,826	32,612
Restructuring, reorganization, relocation and severance	962	—

Total operating expenses	50,568	50,419

Operating Income	8,124	8,806

Other Income (Expense):
Interest income	1,133	4,999
Interest expense	(1,912)	(5,352)
Other, net	459	(867)

Total other income (expense), net	(320)	(1,220)

Income before income taxes	7,804	7,586
Income tax expense	1,466	2,553

Net income	$6,338	$5,033

Basic net income per share	$0.17	$0.14

Diluted net income per share	$0.17	$0.14

Shares used in per share calculations:
Basic	37,322	36,435

Diluted	37,616	36,841

(1)	As adjusted for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 5, 2009	March 30, 2008(1)
Net income	$6,338	$5,033
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	(8,508)	20,254
Change in unrealized loss on available-for-sale securities	(63)	(6,785)
Change in minimum pension liability, net of taxes	(2)	(21)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(301)	4,952
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	1,476	(3,480)

Comprehensive (loss) income	$(1,060)	$19,953

(1)	As adjusted for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 5, 2009	March 30, 2008(2)
	As Restated(1)
Cash flows from operating activities:
Net income	$6,338	$5,033
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,039	4,053
Amortization	1,080	4,189
Stock-based compensation	2,903	2,035
Gain on trading securities and UBS Put Right	(108)	—
Loss on disposal of investments, property, plant and equipment and intangible assets	9	26
Write-off of deferred note issuance costs on redemption	250	146
Gain on redemption of 2.875% convertible note	(2,025)	—
Income taxes (receivable) payable, net	648	4,342
Deferred income taxes	(1,134)	270
(Increase) decrease in:
Receivables	(17,174)	(19,304)
Inventories	(4,454)	(3,808)
Other assets	175	(1,183)
Increase (decrease) in:
Accounts payable	5,263	6,605
Accrued payroll liabilities	(147)	(6,562)
Accrued warranty reserves	340	50
Deferred revenue	11,992	(2,643)
Accrued restructuring,reorganization, relocation and severance costs	(119)	(101)
Other liabilities	(9,502)	4,634

Net cash used in operating activities	(1,626)	(2,218)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(4,476)	3,599
Acquisition of property, plant and equipment	(3,045)	(5,311)
Proceeds from disposal of property, plant and equipment	3	—
Purchase of investments in marketable securities	—	(93,857)
Redemption of investments in marketable securities	15,784	75,628
Other	(142)	(198)

Net cash provided by (used in) investing activities	8,124	(20,139)

Cash flows from financing activities:
Redemption of 5.5% convertible note	—	(45,882)
Redemption of 2.875% convertible note	(13,077)	—
Witholding taxes paid on issuance of vested restricted stock units	(370)	(738)
Proceeds from line of credit	70,800	—
Proceeds from exercise of stock options and employee stock purchases	301	274

Net cash provided by (used in) financing activities	57,654	(46,346)

Effect of exchange rate changes	(1,501)	3,453

Increase (decrease) in cash and cash equivalents	62,651	(65,250)

Cash and cash equivalents:
Beginning of period	146,521	280,593

End of period	$209,172	$215,343

Supplemental Cash Flow Information:
Cash (refunded) paid for income taxes, net	$963	$(2,564)
Cash paid for interest	808	1,940
Inventories transferred to fixed assets	(64)	1,290

(1)	See Note 21 of the Condensed Notes to the Consolidated Financial Statements.
(2)	As adjusted for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

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

4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended April 5, 2009			Thirteen Weeks Ended March 30, 2008(1)
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$6,338	37,322	$0.17	$5,033	36,435	$0.14
Dilutive effect of stock options calculated using the treasury stock method	—	47	—	—	162	—
Dilutive effect of restricted shares	—	62	—	—	59	—
Dilutive effect of shares issuable to Philips	—	185	—	—	185	—

Diluted EPS	$6,338	37,616	$0.17	$5,033	36,841	$0.14

	Thirteen Weeks Ended April 5, 2009	Thirteen Weeks Ended March 30, 2008
Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units	1,790	1,499

Convertible debt	3,407	9,447

(1)	Adjusted for the effects of the adoption of FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 for additional information.

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

Deferred Taxes

Deferred tax assets, net of valuation allowances of $42.8 million as of both April 5, 2009 and December 31, 2008 were classified on the balance sheet as follows (in thousands):

	April 5, 2009	December 31, 2008
Deferred tax assets – current	$3,148	$2,884
Deferred tax assets – non-current	1,998	2,188
Other current liabilities	(259)	(274)
Deferred tax liabilities – non-current	(3,691)	(4,164)

Net deferred tax assets	$1,196	$634

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

We report our segments based on a market-focused organization. Our segments are: Electronics, Research and Industry, Life Sciences and Service and Components. The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended April 5, 2009	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$29,359	$58,338	$20,865	$33,271	$—	$141,833
Gross profit	14,629	26,400	7,646	10,017	—	58,692

Thirteen Weeks Ended March 30, 2008
Sales to external customers	$46,521	$61,097	$9,596	$34,432	$—	$151,646
Gross profit	20,247	26,819	3,165	8,994	—	59,225

April 5, 2009
Total assets	$91,955	$142,638	$46,124	$139,446	$474,580	$894,743
Goodwill	18,123	14,141	3,625	5,056	(2)	40,943

December 31, 2008
Total assets	$90,100	$142,390	$35,560	$137,186	$426,936	$832,172
Goodwill	18,132	14,148	3,626	5,061	(3)	40,964

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

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirteen week period ended April 5, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirteen Weeks Ended April 5, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(186)	$(18)	$111
Transfer of manufacturing and related activities and shift of supply chain	—	888	(888)	—	—
Abandoned leases, leasehold improvements and facilities	19	(20)	—	1	—

	$240	$962	$(1,074)	$(17)	$111

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

21. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of our Condensed Consolidated Financial Statements for the thirteen weeks ended April 5, 2009, we determined that our Consolidated Statements of Cash Flows contained a clerical error relating to the presentation of operating cash flows from deferred income taxes and the effect of exchange rate changes on cash. As a result, we have restated the accompanying Consolidated Statements of Cash Flows for the thirteen weeks ended April 5, 2009.

The restatement does not affect our Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Comprehensive Income(Loss) for the period. Accordingly, our historical net income, earnings per share, total assets and cash and cash equivalents remain unchanged.

The effects of the restatement on the individual line items of the Consolidated Statements of Cash Flows for the thirteen weeks ended April 5, 2009 were as follows (in thousands):

	Thirteen Weeks Ended April 5, 2009
	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$1,651	$(2,785)	$(1,134)
Net cash provided by (used in) operations	1,159	(2,785)	(1,626)
Effect of exchange rate changes	(4,286)	2,785	(1,501)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, gross margins, non-operating expense, tax rates, net income, inventory turnover rates or other financial items, as well as backlog, order levels and activity of our company as a whole or our particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; factors that may affect our 2009 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from the auction rate securities we hold; any statements relating to the credit worthiness of our derivative counterparties; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing; and statements made under the heading “Outlook for the Remainder of 2009.” You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of our Quarterly Report on Form 10-Q as filed on May 7, 2009 for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) April 5, 2009		Thirteen Weeks Ended(1)(2) March 30, 2008
Net sales	$141,833	100.0%	$151,646	100.0%
Cost of sales	83,141	58.6	92,421	60.9

Gross profit	58,692	41.4	59,225	39.1
Research and development	16,780	11.8	17,807	11.7
Selling, general and administrative	32,826	23.1	32,612	21.5
Restructuring, reorganization, relocation and severance costs	962	0.7	—	—

Operating income	8,124	5.7	8,806	5.8
Other income (expense), net	(320)	(0.2)	(1,220)	(0.8)

Income before income taxes	7,804	5.5	7,586	5.0
Income tax expense	1,466	1.0	2,553	1.7

Net income	$6,338	4.5%	$5,033	3.3%

(1)	Percentages may not add due to rounding.
(2)	Adjusted for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 18 of the Condensed Notes to the Consolidated Financial Statements.

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

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirteen week period ended April 5, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirteen Weeks Ended April 5, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(186)	$(18)	$111
Transfer of manufacturing and related activities and shift of supply chain	—	888	(888)	—	—
Abandoned leases, leasehold improvements and facilities	19	(20)	—	1	—

	$240	$962	$(1,074)	$(17)	$111

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

In the first quarter of fiscal 2009, cash and cash equivalents and short-term restricted cash increased $61.3 million to $218.8 million as of April 5, 2009 from $157.5 million as of December 31, 2008 primarily as a result of the net redemption of $15.8 million of marketable securities, $70.8 million of proceeds from our UBS line of credit and $0.3 million of proceeds from the exercise of employee stock options. These proceeds were partially offset by $1.6 million used by operations, $13.1 million used for the repayment of $15.0 million face amount of our 2.875% convertible notes, $3.0 million used for the purchase of property, plant and equipment and a $1.5 million unfavorable effect of exchange rate changes.

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

FEI COMPANY

Dated: March 2, 2010	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)