Form 10-Q/A
period 2009-07-05
FEI CO
filed 2010-03-02
CIK 914329

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A to restate Items 1 and 2 of Part I and Item 6 of Part II of our Quarterly Report on Form 10-Q initially filed on August 6, 2009. This amendment corrects clerical errors in the presentation of operating cash flows from deferred income taxes and the effect of exchange rate changes on cash on our Consolidated Statements of Cash Flows for the 26 week period ended July 5, 2009 and corrects related information that appeared in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at page 35 of this and the original filing. The restatements are more fully described in Note 24 of the Condensed Notes to the Consolidated Financial Statements. No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events other than the restatement disclosed in Note 24 of the Condensed Notes to the Consolidated Financial Statements that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q in any way.

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

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 5, 2009	June 29, 2008(2)
	As Restated(1)
Cash flows from operating activities:
Net income	$9,998	$6,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,191	8,374
Amortization	1,642	8,665
Stock-based compensation	5,630	3,864
Gain on trading securities and UBS Put Right	(371)	—
Loss on disposal of investments, property, plant and equipment and intangible assets	71	270
Write-off of deferred note issuance costs on redemption	250	226
Gain on redemption of 2.875% convertible note	(2,025)	—
Income taxes receivable (payable), net	(1,161)	2,695
Deferred income taxes	571	1,646
(Increase) decrease in:
Receivables	(22,049)	(9,548)
Inventories	(6,446)	(7,897)
Other assets	(4,792)	(4,323)
Increase (decrease) in:
Accounts payable	1,274	1,298
Accrued payroll liabilities	(97)	(8,518)
Accrued warranty reserves	170	359
Deferred revenue	24,162	(10,421)
Accrued restructuring, reorganization, relocation and severance costs	(148)	1,525
Other liabilities	(7,220)	2,590

Net cash provided by (used in) operating activities	7,650	(2,504)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(6,531)	6,029
Acquisition of property, plant and equipment	(5,492)	(7,547)
Proceeds from disposal of property, plant and equipment	25	1
Purchase of investments in marketable securities	(42,685)	(93,857)
Redemption of investments in marketable securities	22,776	88,488
Other	(4,360)	(270)

Net cash used in investing activities	(36,267)	(7,156)

Cash flows from financing activities:
Redemption of 5.5% convertible notes	—	(45,882)
Redemption of zero coupon convertible notes	—	(148,907)
Redemption of 2.875% convertible note	(13,077)	—
Withholding taxes paid on issuance of vested restricted stock units	(536)	(970)
Proceeds from line of credit	70,800	—
Proceeds from exercise of stock options and employee stock purchases	3,066	3,060

Net cash provided by (used in) financing activities	60,253	(192,699)

Effect of exchange rate changes	722	6,233

Increase (decrease) in cash and cash equivalents	32,358	(196,126)

Cash and cash equivalents:
Beginning of period	146,521	280,593

End of period	$178,879	$84,467

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$2,643	$462
Cash paid for interest	2,571	4,699
Inventories transferred to fixed assets	1,954	1,699

(1)	See Note 24 of the Condensed Notes to the Consolidated Financial Statements.
(2)	As adjusted for the effects of the adoption of FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

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

Inventories consisted of the following (in thousands):

	July 5,	December 31,
	2009	2008
Raw materials and assembled parts	$44,200	$44,458
Service inventories, estimated current requirements	19,479	18,588
Work-in-process	55,909	56,777
Finished goods	28,210	21,786

Total inventories	$147,798	$141,609

Non-current inventories	$41,468	$41,072

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

At July 5, 2009 and December 31, 2008 the fair value carrying amount of our derivative instruments were included in our balance sheet as follows:

Location in Balance Sheet
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	July 5, 2009	December 31, 2008	July 5, 2009		December 31, 2008
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	$998	$—	$	— $	2,015

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	$2,276	$1,938		$596	$5,775

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

24. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of our Condensed Consolidated Financial Statements for the thirteen and twenty-six weeks ended July 5, 2009, we determined that our Consolidated Statements of Cash Flows contained a clerical error relating to the presentation of operating cash flows from deferred income taxes and the effect of exchange rate changes on cash. As a result, we have restated the accompanying Consolidated Statements of Cash Flows for the twenty-six week period ended July 5, 2009.

The restatement does not affect our Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Comprehensive Income for the period. Accordingly, our historical net income, earnings per share, total assets and cash and cash equivalents remain unchanged.

The effects of the restatement on the individual line items of the Consolidated Statements of Cash Flows for the twenty-six weeks ended July 5, 2009 were as follows (in thousands):

	Twenty-Six Weeks Ended July 5, 2009
	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$5,497	$(4,926)	$571
Net cash provided by operations	12,576	(4,926)	7,650
Effect of exchange rate changes	(4,204)	4,926	722

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, gross margins, non-operating expense, income tax expense, tax rates, net income, inventory turnover rates or other financial items, as well as backlog, order levels and activity of our company as a whole or our particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; factors that may affect our 2009 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from the auction rate securities we hold; any statements relating to the credit worthiness of our derivative counterparties; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing; and statements made under the heading “Outlook for the Remainder of 2009.” You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of our Quarterly Report on Form 10-Q as filed on August 6, 2009 for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

Our backlog of unfilled orders returned to record levels at the end of the second quarter of 2009, and, historically we have not experienced significant volumes of order cancellations. As a result of the backlog and our near-term outlook for new bookings, we expect revenues in the second half of 2009 to likely be in the range of the first two quarters of the year, subject to normal seasonal factors. Our third quarter usually shows some slowdown in revenue because many of our customers are universities which are closed in the summer months, as well as due to seasonal vacation in Europe. By contrast, we generally see higher revenue and bookings in the fourth quarter. For the second half of 2009, we expect an increase in bookings as a result of economic stimulus programs being implemented in the U.S. and because of our recent new product introductions. Assuming we do receive additional orders as a result of the stimulus and new products, we expect some possible increase in fourth quarter revenue with most of the revenue from those orders occurring in 2010.

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

In twenty-six week period ended July 5, 2009, cash and cash equivalents and short-term restricted cash increased $32.2 million to $189.7 million as of July 5, 2009 from $157.5 million as of December 31, 2008 primarily as a result of $7.7 million provided by operations, $70.8 million of proceeds from our UBS line of credit, $3.1 million of proceeds from the exercise of employee stock options and a $0.7 million favorable effect of exchange rate changes. These proceeds were partially offset by $13.1 million used for the repayment of $15.0 million face amount of our 2.875% convertible notes, $5.5 million used for the purchase of property, plant and equipment, the net purchase of $19.9 million of marketable securities and $4.1 million used for the purchase of certain assets of a division of an Australian software company.

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