Form 10-Q/A
period 2009-10-04
FEI CO
filed 2010-03-02
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A to restate Items 1 and 2 of Part I and Item 6 of Part II of our Quarterly Report on Form 10-Q initially filed on November 6, 2009 as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on December 18, 2009. This amendment corrects clerical errors in the presentation of operating cash flows from deferred income taxes and the effect of exchange rate changes on cash on our Consolidated Statements of Cash Flows for the 39 week period ended October 4, 2009 and corrects related information that appeared in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at page 35 of this and the original filing. It also corrects errors in the classification of cash equivalents and short-term investments in marketable securities in our Restated Consolidated Balance Sheets as of October 4, 2009. The restatements are more fully described in Note 24 of the Condensed Notes to the Consolidated Financial Statements. No other changes have been made to the Form 10-Q or the Amendment No. 1 on Form 10-Q/A. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events other than (a) the restatement disclosed in Note 24 of the Condensed Notes to the Consolidated Financial Statements and (b) the correction disclosed in Amendment No. 1 to information about Sales to Geographic Regions that appeared in Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 29 of the original filing, that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the Form 10-Q or the Amendment No. 1 on Form 10-Q/A in any way.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	October 4, 2009	December 31, 2008(2)
	As Restated(1)
Assets
Current Assets:
Cash and cash equivalents	$128,979	$146,521
Short-term investments in marketable securities	225,583	32,901
Short-term restricted cash	9,984	10,994
Receivables, net of allowances for doubtful accounts of $3,301 and $3,139	163,045	139,733
Inventories	152,565	141,609
Deferred tax assets	2,718	2,884
Other current assets	46,970	32,926

Total Current Assets	729,844	507,568

Non-current investments in marketable securities	12,882	94,098
Long-term restricted cash	26,475	34,833
Property, plant and equipment, net of accumulated depreciation of $88,025 and $85,391	81,018	76,991
Goodwill	44,626	40,964
Deferred tax assets	1,545	2,188
Non-current inventories	42,362	41,072
Other assets, net	15,879	34,458

Total Assets	$954,631	$832,172

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,310	$34,964
Accrued payroll liabilities	18,624	19,219
Accrued warranty reserves	7,554	6,439
Accrued agent commissions	10,969	9,882
Deferred revenue	63,697	44,135
Income taxes payable	2,591	3,040
Accrued restructuring, reorganization, relocation and severance	34	240
Short-term line of credit	70,800	—
Other current liabilities	42,926	33,732

Total Current Liabilities	255,505	151,651

Convertible debt	100,000	115,000
Deferred tax liabilities	4,655	4,164
Other liabilities	30,508	42,268

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,674 and 37,286 shares issued and outstanding, no par value	479,670	469,893
Retained earnings (deficit)	14,890	(1,168)
Accumulated other comprehensive income	69,403	50,364

Total Shareholders’ Equity	563,963	519,089

Total Liabilities and Shareholders’ Equity	$954,631	$832,172

(1)	See Note 24 of the Condensed Notes to the Consolidated Financial Statements.
(2)	As adjusted for the effects of ASC 470-20 “Debt - Debt with Conversion and Other Options.” See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

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

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 4, 2009	September 28, 2008(2)
	As Restated(1)
Cash flows from operating activities:
Net income	$16,058	$10,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,632	12,620
Amortization	2,399	9,669
Stock-based compensation	7,989	5,798
Gain on trading securities and UBS Put Right	(465)	—
Loss on disposal of investments, property, plant and equipment and intangible assets	83	269
Write-off of deferred note issuance costs on redemption	250	226
Gain on redemption of 2.875% convertible note	(2,025)	—
Income taxes receivable (payable), net	602	4,571
Deferred income taxes	1,592	1,885
(Increase) decrease in:
Receivables	(17,913)	5,559
Inventories	(8,042)	(14,430)
Other assets	(1,419)	(551)
Increase (decrease) in:
Accounts payable	2,022	5,770
Accrued payroll liabilities	(1,588)	(5,527)
Accrued warranty reserves	905	(110)
Deferred revenue	16,794	(17,532)
Accrued restructuring, reorganization, relocation and severance costs	(203)	115
Other liabilities	(4,294)	10,766

Net cash provided by operating activities	25,377	29,737

Cash flows from investing activities:
Decrease in restricted cash	11,898	6,371
Acquisition of property, plant and equipment	(9,316)	(10,012)
Proceeds from disposal of property, plant and equipment	25	1
Purchase of investments in marketable securities	(143,108)	(93,857)
Redemption of investments in marketable securities	39,625	103,766
Other	(4,485)	(364)

Net cash (used by) provided by investing activities	(105,361)	5,905

Cash flows from financing activities:
Redemption of 5.5% convertible notes	—	(45,882)
Redemption of zero coupon convertible notes	—	(148,987)
Redemption of 2.875% convertible notes	(13,077)	—
Credit facility fees	—	(820)
Witholding taxes paid on issuance of vested restricted stock units	(1,781)	(1,442)
Proceeds from line of credit	70,800	—
Proceeds from exercise of stock options and employee stock purchases	3,518	11,503

Net cash provided by (used by) financing activities	59,460	(185,628)

Effect of exchange rate changes	2,982	1,349

Increase (decrease) in cash and cash equivalents	(17,542)	(148,637)

Cash and cash equivalents:
Beginning of period	146,521	280,593

End of period	$128,979	$131,956

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$1,663	$842
Cash paid for interest	2,890	5,391
Inventories transferred to fixed assets	5,360	5,362

(1)	See Note 24 of the Condensed Notes to the Consolidated Financial Statements.
(2)	As adjusted for the effects of ASC 470-20 “Debt - Debt with Conversion and Other Options.” See Note 20 of the Condensed Notes to the Consolidated Financial Statements.

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended October 4, 2009	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$31,729	$61,581	$12,252	$35,237	$—	$140,799
Gross profit	14,621	25,494	3,789	11,477	—	55,381

Thirteen Weeks Ended September 28, 2008
Sales to external customers	$35,427	$47,763	$23,441	$35,137	$—	$141,768
Gross profit	17,645	19,013	9,588	10,456	—	56,702

Thirty-Nine Weeks Ended October 4, 2009
Sales to external customers	$93,417	$175,140	$52,729	$101,609	$—	$422,895
Gross profit	44,881	73,900	19,833	31,620	—	170,234

Thirty-Nine Weeks Ended September 28, 2008
Sales to external customers	$119,677	$171,353	$52,573	$103,850	$—	$447,453
Gross profit	56,980	68,597	20,274	28,696	—	174,547

October 4, 2009
Total assets	$101,829	$163,878	$35,016	$146,544	$507,364	$954,631
Goodwill	18,144	17,788	3,629	5,067	(2)	44,626

December 31, 2008
Total assets	$90,100	$142,390	$35,560	$137,186	$426,936	$832,172
Goodwill	18,132	14,148	3,626	5,061	(3)	40,964

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

The following table summarizes the charges, expenditures and write-offs and adjustments in the thirty-nine week period ended October 4, 2009 related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirty-Nine Weeks Ended October 4, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(286)	$(27)	$2
Transfer of manufacturing and related activities and shift of supply chain	—	2,510	(2,513)	3	—
Abandoned leases, leasehold improvements and facilities	19	26	(10)	(3)	32

	$240	$2,630	$(2,809)	$(27)	$34

18. FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets as of October 4, 2009 (in thousands):

	Level 1	Level 2	Level 3
Available for sale marketable securities:
U.S. Government-backed securities	$104,025	$—	$—
Certificates of deposit and commercial paper	32,057	—	—
Trading securities:
Equity securities – mutual funds	2,760	—	—
ARS	—	—	99,618
Derivative contracts, net	—	805	—
Put Right	—	—	10,446

	$138,842	$805	$110,064

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2008	$91,680	$17,917
Increase in fair value of ARS included as a component of other income, net	3,686	—
Decrease in fair value of put right included as a component of other income, net	—	(3,577)

Balance, April 5, 2009	95,366	14,340
Increase in fair value of ARS included as a component of other income, net	1,405	—
Decrease in fair value of put right included as a component of other income, net	—	(1,142)

Balance, July 5, 2009	96,771	13,198
Increase in fair value of ARS included as a component of other income, net	2,847	—
Decrease in fair value of put right included as a component of other income, net	—	(2,752)

Balance, October 4, 2009	$99,618	$10,446

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

24. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of our Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended October 4, 2009, we determined that our Consolidated Statements of Cash Flows contained a clerical error relating to the presentation of operating cash flows from deferred income taxes and the effect of exchange rate changes on cash. Additionally, we also determined that our Consolidated Balance Sheets at October 4, 2009 contained an error relating to the classification of a portion of our investments. As a result, we have restated the accompanying Consolidated Statements of Cash Flows for the thirty-nine week period and the Consolidated Balance Sheets as of October 4, 2009.

The restatement does not affect our Consolidated Statements of Operations or our Consolidated Statements of Comprehensive Income(Loss) for the period and does not change the classifications between current and non-current assets and liabilities within our Consolidated Balance Sheets as of October 4, 2009. Accordingly, our historical net income, earnings per share and total assets remain unchanged.

The effects of the restatement on the individual line items of the Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 4, 2009 and our Consolidated Balance Sheets as of October 4, 2009 were as follows (in thousands):

	Thirty-Nine Weeks Ended October 4, 2009
	As Previously Reported	Adjustments	As Restated
Deferred income taxes	$8,839	$(7,247)	$1,592
Net cash provided by (used in) operations	32,624	(7,247)	25,377
Effect of exchange rate changes	(4,265)	7,247	2,982
Purchase of investments in marketable securities	(124,885)	(18,223)	(143,108)
Net cash used in investing activities	(87,138)	(18,223)	(105,361)
Increase (decrease) in cash and cash equivalents	681	(18,223)	(17,542)
Cash and cash equivalents, end of period	147,202	(18,223)	128,979

	October 4, 2009
	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$147,202	$(18,223)	$128,979
Short-term investments in marketable securities	207,360	18,223	225,583

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, gross margins, operating and non-operating expense, income tax expense, tax rates, net income, inventory turnover rates, cash resources, credit lines or other financial items, as well as backlog, order levels and activity of our company as a whole or our particular markets or segments; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; factors that may affect our 2009 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures and investments; any statements related to the needs or expected growth of our target markets; any statement related to our ability to recognize value from the auction rate securities we hold; any statements relating to the credit worthiness of our derivative counterparties and lenders; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing; and statements made under the heading “Outlook for the Remainder of 2009.” You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of our Quarterly Report on Form 10-Q as filed on November 6, 2009 for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

In the thirty-nine week period ended October 4, 2009, cash and cash equivalents and short-term restricted cash decreased $18.5 million to $139.0 million as of October 4, 2009 from $157.5 million as of December 31, 2008 primarily as a result of $25.4 million provided by operations, $70.8 million of proceeds from our UBS line of credit, $3.5 million of proceeds from the exercise of employee stock options and a $3.0 million favorable effect of exchange rate changes. These proceeds were partially offset by $13.1 million used for the repayment of $15.0 million face amount of our 2.875% convertible notes, $9.3 million used for the purchase of property, plant and equipment, the net purchase of $103.5 million of marketable securities and $4.1 million used for the purchase of certain assets of a division of an Australian software company.

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