Form 10-Q
period 2010-04-04
FEI CO
filed 2010-05-07
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

The number of shares of common stock outstanding as of May 5, 2010 was 37,993,128.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 4, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$143,546	$124,199
Short-term investments in marketable securities	190,628	212,119
Short-term restricted cash	11,191	17,141
Receivables, net of allowances for doubtful accounts of $5,837 and $3,306	160,719	152,601
Inventories	132,092	138,242
Deferred tax assets	2,839	2,734
Other current assets	47,933	39,470

Total Current Assets	688,948	686,506
Non-current investments in marketable securities	24,451	39,662
Long-term restricted cash	38,188	35,901
Property, plant and equipment, net of accumulated depreciation of $89,192 and $86,942	79,615	81,893
Goodwill	44,809	44,615
Deferred tax assets	3,711	3,369
Non-current inventories	43,036	44,385
Other assets, net	14,650	17,638

Total Assets	$937,408	$953,969

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$39,600	$40,587
Accrued payroll liabilities	18,282	18,911
Accrued warranty reserves	7,575	7,477
Accrued agent commissions	8,491	10,046
Deferred revenue	70,318	65,805
Income taxes payable	3,859	1,321
Accrued restructuring, reorganization, relocation and severance	30	32
Short-term line of credit	47,250	59,600
Other current liabilities	46,273	47,693

Total Current Liabilities	241,678	251,472

Convertible debt	100,000	100,000
Deferred tax liabilities	3,795	4,298
Other liabilities	29,111	30,675

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,921 and 37,859 shares issued and outstanding, no par value	488,385	485,557
Retained earnings	25,580	21,476
Accumulated other comprehensive income	48,859	60,491

Total Shareholders’ Equity	562,824	567,524

Total Liabilities and Shareholders’ Equity	$937,408	$953,969

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Net Sales:
Products	$111,806	$108,235
Products - related party	71	327
Service and components	37,122	33,236
Service and components - related party	100	35

Total net sales	149,099	141,833

Cost of Sales:
Products	64,688	59,887
Service and components	25,206	23,254

Total cost of sales	89,894	83,141

Gross Profit	59,205	58,692

Operating Expenses:
Research and development	17,132	16,780
Selling, general and administrative	35,575	32,826
Restructuring, reorganization, relocation and severance	914	962

Total operating expenses	53,621	50,568

Operating Income	5,584	8,124

Other Income (Expense):
Interest income	991	1,133
Interest expense	(1,218)	(1,912)
Other, net	(409)	459

Total other income (expense), net	(636)	(320)

Income before income taxes	4,948	7,804
Income tax expense	844	1,466

Net income	$4,104	$6,338

Basic net income per share	$0.11	$0.17

Diluted net income per share	$0.11	$0.17

Shares used in per share calculations:
Basic	37,891	37,322

Diluted	38,308	37,616

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Net income	$4,104	$6,338
Other comprehensive income:
Change in cumulative translation adjustment, zero taxes provided	(10,800)	(8,508)
Change in unrealized gain (loss) on available-for-sale securities	45	(63)
Change in minimum pension liability, net of taxes	—	(2)
Changes due to cash flow hedging instruments:
Net loss on hedge instruments	(982)	(301)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	105	1,476

Comprehensive loss	$(7,528)	$(1,060)

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Cash flows from operating activities:
Net income	$4,104	$6,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,300	4,039
Amortization	811	1,080
Stock-based compensation	2,842	2,903
Gain on trading securities and UBS Put Right	(12)	(108)
Loss on disposal of investments, property, plant and equipment and intangible assets	3	9
Write-off of deferred note issuance costs on redemption	—	250
Gain on redemption of 2.875% convertible note	—	(2,025)
Income taxes (receivable) payable, net	(1,836)	648
Deferred income taxes	(542)	(1,134)
(Increase) decrease in:
Receivables	(10,865)	(17,174)
Inventories	(71)	(4,454)
Other assets	(1,446)	175
Increase (decrease) in:
Accounts payable	155	5,263
Accrued payroll liabilities	(9)	(147)
Accrued warranty reserves	263	340
Deferred revenue	6,807	11,992
Accrued restructuring, reorganization, relocation and severance costs	—	(119)
Other liabilities	(2,194)	(9,502)

Net cash provided by (used in) operating activities	2,310	(1,626)

Cash flows from investing activities:
Decrease (increase) in restricted cash	1,046	(4,476)
Acquisition of property, plant and equipment	(2,634)	(3,045)
Proceeds from disposal of property, plant and equipment	—	3
Purchase of investments in marketable securities	(38,004)	—
Redemption of investments in marketable securities	61,882	15,784
Proceeds from the sale of auction rate securities	11,850	—
Other	(100)	(142)

Net cash provided by investing activities	34,040	8,124

Cash flows from financing activities:
Redemption of 2.875% convertible note	—	(13,077)
Witholding taxes paid on issuance of vested restricted stock units	(500)	(370)
Proceeds from line of credit	—	70,800
Repayment of line of credit	(12,350)	—
Proceeds from exercise of stock options and employee stock purchases	510	301

Net cash (used in) provided by financing activities	(12,340)	57,654

Effect of exchange rate changes	(4,663)	(1,501)

Increase in cash and cash equivalents	19,347	62,651

Cash and cash equivalents:
Beginning of period	124,199	146,521

End of period	$143,546	$209,172

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$2,723	$963
Cash paid for interest	342	808
Inventories transferred from (to) fixed assets	670	(64)

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen weeks ended April 4, 2010 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on February 19, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	warranty liabilities;

•	unrecognized tax benefits;

•	tax valuation allowances;

•	stock-based compensation;

•	valuation of investments in auction rate securities (“ARS”); and

•	valuation of the UBS AG (together with its affiliates, “UBS”) put right.

3. STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 10,000,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock. At April 4, 2010, there were 2,762,394 shares available for grant under these plans and 5,109,284 shares of our common stock were reserved for issuance.

Certain information regarding all options outstanding as of April 4, 2010 was as follows:

	Options Outstanding	Options Exercisable
Number	1,576,296	1,246,333
Weighted average exercise price	$23.82	$23.76
Aggregate intrinsic value	$2.2 million	$2.0 million
Weighted average remaining contractual term	3.0 years	2.3 years

Restricted shares and restricted stock units (“RSUs”) outstanding, including awards issued within and outside of the 1995 Plan, totaled 770,594 at April 4, 2010.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Cost of sales	$325	$347
Research and development	385	335
Selling, general and administrative	2,132	2,221

	$2,842	$2,903

As of April 4, 2010, unrecognized stock-based compensation related to outstanding, but unvested stock options, restricted shares and RSUs was $18.5 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

4. EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended April 4, 2010			Thirteen Weeks Ended April 5, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$4,104	37,891	$0.11	$6,338	37,322	$0.17
Dilutive effect of stock options calculated using the treasury stock method	—	140	—	—	47	—
Dilutive effect of restricted shares	—	112	—	—	62	—
Dilutive effect of shares issuable to Philips	—	165	—	—	185	—

Diluted EPS	$4,104	38,308	$0.11	$6,338	37,616	$0.17

	Thirteen Weeks Ended April 4, 2010	Thirteen Weeks Ended April 5, 2009
Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units	1,248	1,790

Convertible debt	3,407	3,407

5. CREDIT FACILITY AND RESTRICTED CASH

We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of April 4, 2010, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of April 4, 2010.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees, which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At April 4, 2010, we had $49.9 million of these guarantees and letters of credit outstanding, of which approximately $49.4 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

See also Note 6.

6. UBS CREDIT FACILITY

During the first quarter of 2010, $11.9 million of our ARS were called, with the proceeds being used to pay down amounts outstanding on the UBS Credit Facility. In addition, we repaid $0.5 million with existing cash balances. Following these calls and repayments, $47.3 million was outstanding on the UBS Credit Facility.

The proceeds derived from any future sales of the ARS we hold will be applied to repay any outstanding obligations under the UBS Credit Facility.

The UBS Credit Facility contains affirmative and negative covenants, as well as customary events of default. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of April 4, 2010, we were in compliance with all of the terms of the UBS Credit Facility.

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

Inventories consisted of the following (in thousands):

	April 4, 2010	December 31, 2009
Raw materials and assembled parts	$41,405	$44,829
Service inventories, estimated current requirements	15,487	15,765
Work-in-process	53,197	57,762
Finished goods	22,003	19,886

Total inventories	$132,092	$138,242

Non-current inventories	$43,036	$44,385

The activity in our manufacturing inventory and our service spare parts inventory valuation allowance accounts was as follows (in thousands):

	Manufacturing Inventory Valuation Allowance	Service Spare Parts Inventory Valuation Allowance
Balance, December 31, 2008	$6,173	$16,035
Expense	1,506	1,829
Write-offs	(545)	(811)
Translation adjustments	(46)	(306)

Balance, April 5, 2009	$7,088	$16,747

Balance, December 31, 2009	$8,349	$19,975
Expense	711	1,265
Write-offs	(349)	(719)
Translation adjustments	(165)	(351)

Balance, April 4, 2010	$8,546	$20,170

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Balance, beginning of period	$44,615	$40,964
Adjustments to goodwill	194	(21)

Balance, end of period	$44,809	$40,943

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

Other Intangible Assets

Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	April 4, 2010	December 31, 2009
Purchased technology	5 to 12 years	$46,147	$46,299
Accumulated amortization		(45,881)	(45,913)

		266	386

Patents, trademarks and other	2 to 15 years	7,324	7,474
Accumulated amortization		(3,114)	(2,852)

		4,210	4,622

Note issuance costs	7 years	2,747	2,747
Accumulated amortization		(1,503)	(1,405)

		1,244	1,342

Total intangible assets included in other long-term assets		$5,720	$6,350

Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Purchased technology	$102	$325
Patents, trademarks and other	283	291
Note issuance costs	98	358

	$483	$974

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2010	$266	$771	$295
2011	—	969	393
2012	—	924	393
2013	—	867	163
2014	—	489	—
Thereafter	—	190	—

	$266	$4,210	$1,244

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

The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Balance, beginning of period	$7,477	$6,439
Reductions for warranty costs incurred	(1,934)	(2,556)
Warranties issued	2,180	2,882
Translation and changes in estimates	(148)	(108)

Balance, end of period	$7,575	$6,657

10. INCOME TAXES

We recorded a tax provision of approximately $0.8 million for the thirteen week period ended April 4, 2010. The provision consisted primarily of taxes accrued in foreign jurisdictions reduced by a tax benefit for valuation allowance released against net operating loss deferred tax assets utilized to offset income earned in the U.S. We continue to record a valuation allowance against remaining U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Income Taxes

Deferred tax assets, net of valuation allowances of $38.0 million as of both April 4, 2010 and December 31, 2009 were classified on the balance sheet as follows (in thousands):

	April 4, 2010	December 31, 2009
Deferred tax assets – current	$2,839	$2,734
Deferred tax assets – non-current	3,711	3,369
Other current liabilities	(231)	(229)
Deferred tax liabilities – non-current	(3,795)	(4,298)

Net deferred tax assets	$2,524	$1,576

Unrecognized Tax Benefits

During the thirteen week period ended April 4, 2010, unrecognized tax benefits were substantially unchanged. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or lapses of statutes of limitations during the quarter. We classify interest and penalties associated with unrecognized tax benefits as a component of tax expense in the statement of operations.

Current and non-current liability components of unrecognized tax benefits at April 4, 2010 and December 31, 2009 were classified on the balance sheet as follows (in thousands):

	April 4, 2010	December 31, 2009
Other current liabilities	$17,956	$17,734
Other liabilities	2,181	2,416

Unrecognized tax benefits	$20,137	$20,150

During the thirteen week period ended April 4, 2010, we reclassified $0.4 million of unrecognized tax benefits to current based on the estimated timing of settlement.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of April 4, 2010:

Jurisdiction	Open Tax Years
U.S.	2005 and forward
The Netherlands	2005 and forward
Czech Republic	2008 and forward

11. RELATED PARTY AND OTHER ACTIVITY

During the first quarter of fiscal 2010 and 2009, we sold products and services to Applied Materials, Inc. A director of Applied Materials, Inc. is a member of our Board of Directors. We also sold services to Cascade Microtech, Inc. Our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc. Sales to Applied Materials, Inc. and Cascade Microtech, Inc. were as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Product sales:
Applied Materials, Inc.	$71	$327

	$71	$327
Service sales:
Applied Materials, Inc.	$92	$34
Cascade Microtech, Inc.	8	1

	$100	$35

Total sales to related parties	$171	$362

As of April 4, 2010, Applied Materials, Inc. owed us $30,000 related to its purchases.

During the thirteen week periods ended April 4, 2010 and April 5, 2009, we purchased $0 and $12,000, respectively, worth of goods from Cascade Microtech, Inc. and, as of April 4, 2010, we did not owe Cascade Microtech, Inc. any amounts for these purchases.

During the thirteen week periods ended April 4, 2010 and April 5, 2009, we purchased $0.9 million and $1.8 million, respectively, worth of goods from Schneeberger, Inc. One of our named executive officers serves on the Board of Directors of Schneeberger, Inc. As of April 4, 2010, we owed Schneeberger, Inc. $70,000 for these purchases.

During the thirteen week periods ended April 4, 2010 and April 5, 2009, we purchased $77,000 and $82,000, respectively, worth of services from TMC BV. One of the members of our Board of Directors also serves on the Supervisory Board of TMC BV. At April 4, 2010, we did not owe TMC BV any amounts for these purchases.

During the thirteen week periods ended April 4, 2010 and April 5, 2009, we purchased $8,000 and $46,000, respectively, worth of services from EasyStreet Online Services. One of the members of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services. As of April 4, 2010, we owed EasyStreet Online Services $8,000 for these purchased services.

12. COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and attorneys’ fees and costs. Subsequent to the initial action, Hitachi brought ancillary claims to bar the importation of certain of our products into Japan. We believe that we have meritorious defenses to these claims, and intend to vigorously defend our interests in this matter.

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

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $56.6 million at April 4, 2010. These commitments expire at various times through the fourth quarter of 2010.

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

We report our segments based on a market-focused organization. Our segments are: Electronics, Research and Industry, Life Sciences and Service and Components. The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended April 4, 2010	Electronics	Research and Industry	Life Sciences	Service and Com- ponents	Corporate and Eliminations	Total
Sales to external customers	$41,243	$46,512	$24,122	$37,222	$—	$149,099
Gross profit	18,613	18,552	10,024	12,016	—	59,205

Thirteen Weeks Ended April 5, 2009
Sales to external customers	$29,359	$58,338	$20,865	$33,271	$—	$141,833
Gross profit	14,629	26,400	7,646	10,017	—	58,692

April 4, 2010
Total assets	$116,341	$117,318	$50,709	$136,953	$516,087	$937,408
Goodwill	18,126	18,001	3,625	5,058	(1)	44,809

December 31, 2009
Total assets	$99,091	$127,938	$59,897	$137,207	$529,836	$953,969
Goodwill	18,139	17,785	3,628	5,064	(1)	44,615

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

None of our customers represented 10% or more of our total sales in the thirteen week period ended April 4, 2010. One customer accounted for 10.8% of our total sales during the thirteen week period ended April 5, 2009.

14. RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

In the thirteen week period ended April 4, 2010, we incurred a total of $0.9 million of costs under our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Included in these costs in the first quarter of 2010 were costs related to IT system upgrades, which are expected to increase the efficiency of our manufacturing operations. Total costs incurred related to this plan were $8.7 million as of April 4, 2010 and we expect to incur approximately $2.8 million in the remainder of 2010 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $11.5 million.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.3 million	$3.3 million incurred.
Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.
Shift of supply chain	$5.7 million	$5.0 million incurred. Remainder in 2010.
IT system upgrades	$2.2 million	$0.1 million incurred. Remainder in 2010

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirteen Weeks Ended April 4, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$407	$(407)	$(2)	$(2)
Transfer of manufacturing and related activities and shift of supply chain	—	393	(393)	—	—
IT system upgrades	—	114	(114)	—	—
Abandoned leases, leasehold improvements and facilities	32	—	—	—	32

	$32	$914	$(914)	$(2)	$30

See also Note 19 for information regarding a restructuring plan initiated in the second quarter of 2010.

15. FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) as of April 4, 2010 (in thousands):

	Level 1	Level 2	Level 3
Available for sale marketable securities:
U.S. Government-backed securities	$128,418	$—	$—
Certificates of deposit	—	9,212	—
Trading securities:
Equity securities – mutual funds	2,737	—	—
ARS	—	—	74,712
Derivative contracts, net	—	(209)	—
Put Right	—	—	12,348

	$131,155	$9,003	$87,060

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2009	$87,188	$11,711
Call of ARS	(11,850)	—
Losses due to the change in fair value of ARS included as a component of other income, net	(626)	—
Gains due to the change in fair value of Put Right included as a component of other income, net	—	637

Balance, April 4, 2010	$74,712	$12,348

The fair value of our available for sale and trading marketable securities is based on quoted market prices.

We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at April 4, 2010.

We estimated the fair value of our ARS using a discounted cash flow model where we compared the expected rate of interest received on the ARS to similar securities. We discounted the securities over a three to seven year term depending on the collateral underlying each ARS. The amounts derived through the discounted cash flow model were generally consistent with the quoted price indicated by UBS, the bank which holds our ARS at April 4, 2010.

We calculated the fair value of the Put Right based on the net present value of the difference between the par value and the fair market value of the ARS on April 4, 2010, using a three month option period through the settlement date discounted by the credit default rate of UBS, the issuer.

There were no changes to our valuation techniques during the first quarter of 2010.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

At April 4, 2010, we had $100.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair value of our fixed rate convertible debt was approximately $104.3 million at April 4, 2010.

16. DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates. As of April 4, 2010 and December 31, 2009, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $70.5 million and $50.0 million, respectively and the aggregate notional amount of our outstanding derivative contracts for our balance sheet positions was $96.7 million and $88.9 million, respectively. The outstanding contracts at April 4, 2010 have varying maturities through the second quarter of 2011. We do not enter into derivative financial instruments for speculative purposes.

We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at April 4, 2010. In addition, there are no credit contingent features in our derivative instruments.

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

Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $0.4 million and $1.4 million, respectively, in thirteen week periods ended April 4, 2010 and April 5, 2009.

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

Summary

At April 4, 2010 and December 31, 2009, the fair value carrying amount of our derivative instruments was included in our balance sheet as follows:

Location in Balance Sheet
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives at		Fair Value of Liability Derivatives at
	April 4, 2010	December 31, 2009	April 4, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	$728	$671	$1,223	$549

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	$930	$183	$644	$2,591

The effect of derivative instruments on our Consolidated Statements of Operations for the thirteen-week periods ended April 4, 2010 and April 5, 2009 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Thirteen Weeks Ended April 4, 2010
Foreign Exchange Contracts	$(1,442)	Cost of Goods Sold	$(49)	Other, net	$(56)

Thirteen Weeks Ended April 5, 2009
Foreign Exchange Contracts	$(301)	Cost of Goods Sold	$(250)	Other, net	$(1,226)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Thirteen Weeks Ended April 4, 2010
Foreign Exchange Contracts	Other, net	$(446)

Thirteen Weeks Ended April 5, 2009
Foreign Exchange Contracts	Other, net	$84

The unrealized losses at April 4, 2010 are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income.

17. BAD DEBT EXPENSE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

In March 2010, we filed suit in the United States District Court for the Eastern District of Virginia to collect approximately $2.4 million of receivables owed to us by Cambridge Global Services (“Cambridge”) of Chantilly, Virginia. Cambridge purchased three systems from us on behalf of a U.S. Federal agency and a prime contractor through a set-aside program. We delivered the systems to the end-user customers. The government agency and its contractors have paid Cambridge, but Cambridge has not paid us. Our action is one of several suits that have been filed by other scientific equipment companies against Cambridge for nonpayment for similar federal government-related purchases. We recorded bad debt expense of $2.1 million in the first quarter of 2010 to increase our reserve for uncollectible receivables for the full amount of the Cambridge receivable.

18. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

ASU 2010-06

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not and will not have any effect on our financial position, results of operations or cash flows.

ASU 2009-13

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (an update to Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. The adoption of this guidance effective January 1, 2010, did not have a significant effect on changes to the units of accounting, changes in how we allocate arrangement consideration among the deliverables or changes to the timing and pattern of revenue recognition and is not expected to have a material impact on our financial position, results of operations or cash flows in the future.

ASU 2009-05

In August 2009, the FASB issued ASU 2009-05, an update to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 will become effective for our annual financial statements for the year ending December 31, 2009. The adoption of this guidance effective January 1, 2010 did not have a material effect on our financial position, results of operations or cash flows.

SFAS No. 167

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends certain concepts related to consolidation of variable interest entities. SFAS No. 167 has been codified within ASC 810, “Consolidation.” Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. We do not have any variable interest entities that fall under this guidance and, accordingly, the adoption of the provisions of SFAS No. 167 effective January 1, 2010, did not have any effect on our financial position, results of operations or cash flows.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140,” which relates to accounting for transfers of financial assets. This guidance, which has been codified within ASC 860, “Transfers and Servicing,” improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, this guidance amends various ASC concepts with respect to accounting for transfers and servicing of financial assets and extinguishments of liabilities, including removing the concept of qualified special purpose entities. The adoption of SFAS No. 166 did not have any effect on our financial position, results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

ASU 2010-17

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the provisions of ASU 2010-17 to have any effect on our financial position, results of operations or cash flows.

19. SUBSEQUENT EVENTS

Restructuring

On April 12, 2010, we announced our commitment to a restructuring program and began the consultative process with trade unions and the works council representing employees in Eindhoven, the Netherlands concerning the proposed restructuring. The principal element of the restructuring involves our intent to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next nine months, will result in the termination of approximately 50 positions in Eindhoven. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Consummation will be subject to local contractual, legal and regulatory requirements, including, but not limited to, communications and negotiations with the works council and trade unions involved in the Eindhoven operations. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the announced restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus.

We will incur various costs and expenses related to the restructuring as described in the table below. Future cash expenditures are expected to total between approximately $6.5 million and $10.3 million.

Restructuring Activity Expense Type	Approximate Range of Expected Costs	Expected Timing
Severance costs related to work force reduction and reorganization (approximately 50 employees)	$5.5 million – $9 million in cash expense	Second Quarter of 2010 through Second Quarter of 2011

Product line transfer, training of Brno employees and facility build-out in Brno	$1.0 million – $1.3 million in cash expense	Second Quarter of 2010 through Second Quarter of 2011

Call of ARS

In the second quarter of 2010 through the date of filing of this Form 10-Q, $5.0 million of our ARS were called, with the proceeds being used to pay down amounts outstanding on the UBS Credit Facility. Following these calls and repayments, $42.3 million was outstanding on the UBS Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectations of earnings, revenues, gross margins, non-operating expense, tax rates, net income or other financial items, as well as backlog, order levels and activity of our company as a whole or our particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; factors that may affect our 2010 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statement related to our ability to recognize value from the auction rate securities we hold; any statements concerning the effects of litigation on our financial condition; any statements concerning the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing; and statements made under the heading “Outlook for the Remainder of 2010.” You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

Overview

Net sales decreased to $149.1 million in the first quarter of 2010 compared to $154.4 million in the fourth quarter of 2009 and increased from $141.8 million in the first quarter of 2009. Currency fluctuations between the U.S. dollar and foreign currencies, primarily the euro, resulted in a decrease of $4.1 million compared to the fourth quarter of 2009 and an increase of $3.7 million compared to the first quarter of 2009.

Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At April 4, 2010, our total backlog was $373.4 million, compared to $354.6 million at December 31, 2009. At April 4, 2010, our backlog consisted of $290.7 million of products and $82.7 million related to service and components compared to product backlog of $286.6 million and service and components backlog of $68.0 million at December 31, 2009.

Of our total backlog at April 4, 2010, approximately 90% is expected to be shippable within 12 months and approximately 10% requires some incremental development. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been minor. However, in the last year, this long-standing trend changed somewhat and, as a result, our historic cancellation rates may increase in the future. During the first quarter of 2010 and all of 2009, we experienced cancellations or de-bookings of $0.8 million and $12.4 million, respectively. It is unclear if the recent rise in cancellations due to the current economic downturn or other factors will persist. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2010

We expect 2010 to be a growth year for FEI, based on the recovery of the Electronics industry, the positive response to recent product introductions, continued adoption of electron microscopy in Life Sciences, continued worldwide spending on nanotechnology infrastructure and a global economic recovery. We also expect to expand margins with a better product mix and ongoing operating improvements. Our goal is to attain higher margins through higher overall volume, higher margin products in the backlog, a larger portion of Electronics business, the stronger dollar and continued improvement in operations and the supply chain. If the U.S. dollar sustains its recent strength, revenue growth will be constrained as a significant portion of our revenue is denominated in euros. However, our expense growth is moderated by the same dollar and, in general, a stronger dollar will increase our margins and operating income.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. Other than as described below regarding revenue recognition, during the first quarter of 2010, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

Effective January 1, 2010, we early adopted the provision of the FASB’s Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which amended existing accounting guidance for revenue recognition for multiple-element arrangements. As a result of the adoption of ASU 2009-13, we have revised our critical accounting policies for revenue recognition to address the changes and have included the revised policy below.

Revenue Recognition

We recognize revenue when persuasive evidence of a contractual agreement exists, delivery has occurred or service have been rendered, the seller’s price to the buyer is fixed and determinable, and collectability is reasonably assured.

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

We enter into arrangements with customers whereby they purchase products, accessories and service contracts from us at the same time. For sales arrangements containing multiple elements (products or services), revenue relating to the undelivered elements is deferred at the relative selling price of the element as determined using the sales price hierarchy established in ASU 2009-13. To be considered a separate element, the deliverable in question must represent a separate element under the accounting rules and fulfill the following criteria: the delivered item or items must have value to the customer on a standalone basis; and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.

For sales arrangements that contain multiple deliverables (products or services), to the extent that the deliverables within a multiple-element arrangement are not accounted for pursuant to other accounting standards, revenue is allocated among the deliverables using the selling price hierarchy established in ASU 2009-13 to determine the selling price of each deliverable. The selling price hierarchy allows for the use of an estimated selling price (“ESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”). We determine the selling price in multiple-element arrangements using VSOE or TPE if available. VSOE is determined based on the price charged for the same deliverable when sold separately and TPE is established based on the price charged by our competitors or third parties for the same deliverable. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating total arrangement consideration among the elements by considering several internal and external factors such as, but not limited to, costs incurred to manufacture the product and normal profit margins from the sale of similar products, historical sales of similar products, geographical considerations and overall pricing practices.

These factors are subject to change as we modify our pricing practices and such changes could result in changes to determination of VSOE, TPE and ESP, which could result in our future revenue recognition from multiple-element arrangements being materially different than our results in the current period.

Generally, revenue from all elements in a multiple-element arrangement is recognized within 18 months of the shipment of the first item in the arrangement.

We provide maintenance and support services under renewable, term maintenance agreements. Maintenance and support fee revenue is recognized ratably over the contractual term, which is generally 12 months, and commences from the start date.

Revenue from time and materials-based service arrangements is recognized as the service is performed. Spare parts revenue is generally recognized upon shipment.

Deferred revenue represents customer deposits on equipment orders, orders awaiting customer acceptance and prepaid service contract revenue. Deferred revenue is recognized in accordance with our revenue recognition policies described above.

Health Care Reform Legislation

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed the Health Care and Education Affordability Reconciliation Act of 2010. We believe that our current medical program for our U.S. based employees is consistent with the new mandates and that our costs are well below the thresholds that trigger excise taxes. We do not offer post-retirement medical coverage to our U.S. based employees. As a result, we do not believe that the new health care reform legislation will have any material impact on our results of operations or financial position.

Results of Operations

The following table sets forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands).

	Thirteen Weeks Ended(1) April 4, 2010		Thirteen Weeks Ended(1) April 5, 2009
Net sales	$149,099	100.0%	$141,833	100.0%
Cost of sales	89,894	60.3	83,141	58.6

Gross profit	59,205	39.7	58,692	41.4
Research and development	17,132	11.5	16,780	11.8
Selling, general and administrative	35,575	23.9	32,826	23.1
Restructuring, reorganization, relocation and severance	914	0.6	962	0.7

Operating income	5,584	3.7	8,124	5.7
Other income (expense), net	(636)	(0.4)	(320)	(0.2)

Income before income taxes	4,948	3.3	7,804	5.5
Income tax expense	844	0.6	1,466	1.0

Net income	$4,104	2.8%	$6,338	4.5%

(1)	Percentages may not add due to rounding.

Net Sales

Net sales increased $7.3 million, or 5.1%, to $149.1 million in the thirteen weeks ended April 4, 2010 (the first quarter of 2010) compared to $141.8 million in the thirteen weeks ended April 5, 2009 (the first quarter of 2009). This increase reflects increases in Electronics, Life Sciences and Service and Components, partially offset by a decrease in Research and Industry as described more fully below.

Currency fluctuations increased net sales by approximately $3.7 million during the first quarter of 2010 compared to the first quarter of 2009 as 30.5% of our net sales were denominated in foreign currencies that strengthened against the U.S. dollar during the period. A significant portion of our revenue is denominated in foreign currencies, especially the euro. As the U.S. dollar strengthens against the euro, this generally has the effect of reducing net sales and backlog.

Net Sales by Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	April 4, 2010		April 5, 2009
Electronics	$41,243	27.6%	$29,359	20.7%
Research and Industry	46,512	31.2%	58,338	41.1%
Life Sciences	24,122	16.2%	20,865	14.7%
Service and Components	37,222	25.0%	33,271	23.5%

	$149,099	100.0%	$141,833	100.0%

Electronics

The $11.9 million, or 40.5%, increase in Electronics sales in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to an increase in semiconductor company capital spending for capacity expansion. We realized increases in unit sales of our SEMs and of our wafer-level and small DualBeam products. In addition currency fluctuations increased Electronics sales by $0.7 million in the first quarter of 2010 compared to the first quarter of 2009.

Research and Industry

The $11.8 million, or 20.3%, decrease in Research and Industry sales in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to a large sale to a middle eastern university customer in the first quarter of 2009 with no comparable sale in 2010. In addition, sales in the research sector were negatively affected by decreased volume of small DualBeam systems. These factors were partially offset by a $1.3 million increase related to currency fluctuations.

Life Sciences

The $3.3 million, or 15.6%, increase in Life Sciences sales in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to an increase in unit sales as a result of continued penetration of our mid-range TEM products, as well as a $0.7 million increase related to currency fluctuations.

Service and Components

The $4.0 million, or 11.9%, increase in Service and Component sales in the first quarter of 2010 compared to the first quarter of 2009 was due primarily to a larger install base and improvement in the semiconductor industry, which contributed to an increase in service contracts. In addition, currency fluctuations increased Service and Component sales by $1.0 million.

Net Sales by Geographic Region

A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended
	April 4, 2010		April 5, 2009
U.S. and Canada	$46,190	31.0%	$55,482	39.1%
Europe	45,541	30.5%	48,924	34.5%
Asia-Pacific Region and Rest of World	57,368	38.5%	37,427	26.4%

	$149,099	100.0%	$141,833	100.0%

U.S. and Canada

The $9.3 million, or 16.7%, decrease in sales to the U.S. and Canada in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to decreases in research spending as discussed above.

Europe

Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia. The $3.4 million, or 6.9%, decrease in sales to Europe in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to a large sale to a middle eastern university customer in the first quarter of 2009 with no comparable sale in 2010. The decrease in research spending discussed above also negatively affected sales in Europe. Currency fluctuations increased European sales by $2.3 million in the first quarter of 2010 compared to the first quarter of 2009.

Asia-Pacific Region and Rest of World

The $19.9 million, or 53.3%, increase in sales to the Asia-Pacific region and the Rest of World in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to increased Electronics segment sales, primarily to semiconductor and data storage customers.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Electronics	45.1%	49.8%
Research and Industry	39.9%	45.3%
Life Sciences	41.6%	36.6%
Service and Components	32.3%	30.1%
Overall	39.7%	41.4%

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

Cost of sales increased $6.8 million, or 8.1%, to $89.9 million in the first quarter of 2010 compared to $83.1 million in the first quarter of 2009, primarily due to a $5.0 million increase related to currency fluctuations and increased sales.

The net effect on our gross margin from currency fluctuations during the first quarter of 2010 on our net sales and cost of sales was an approximately $1.3 million decrease, or a 1.9 percentage point decrease.

Electronics

The decrease in Electronics gross margin in the first quarter of 2010 compared to the first quarter of 2009 was due primarily to the shipment of orders that were priced during the cyclical downturn in 2009, which was a more competitive pricing environment. In addition, currency fluctuations decreased Electronics gross margins by 1.2 percentage points.

Research and Industry

The decrease in Research and Industry gross margin in the first quarter of the 2010 compared to the first quarter of 2009 was primarily due to a shift in product mix to fewer small DualBeam units sold. In addition, currency fluctuations decreased Research and Industry gross margins by 3.0 percentage points.

Life Sciences

The increase in Life Sciences gross margin in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to a shift in mix to more of our higher-end TEM units. Offsetting this factor was a 2.7 percentage point decrease due to currency fluctuations.

Service and Components

The increase in the Service and Components gross margin in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to incremental contract revenue, as well as increased time and material sales as customers, primarily in the Electronics segment, prepare for increased demand and capacity improvements. In addition, a flat cost structure contributed to the margin increase.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software. These costs are presented net of subsidies received for such efforts. During the 2010 and 2009 periods, we received subsidies from European governments for technology developments specifically in the areas of semiconductor and life science equipment.

R&D costs increased $0.3 million to $17.1 million (11.5% of net sales) in the first quarter of 2010 compared to $16.8 million (11.8% of net sales) in the first quarter of 2009 due to an increase in projects.

R&D costs are reported net of subsidies and were as follows (in thousands):

	Thirteen Weeks Ended
	April 4, 2010	April 5, 2009
Gross spending	$18,599	$17,953
Less subsidies	(1,467)	(1,173)

Net expense	$17,132	$16,780

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

SG&A costs increased $2.8 million to $35.6 million (23.9% of net sales) in the first quarter of 2010 compared to $32.8 million (23.1% of net sales) in the first quarter of 2009.

The increase in SG&A costs in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to additional bad debt expense of $2.1 million (see Note 17 of Condensed Notes to the Consolidated Financial Statements), as well as increased sales commissions.

Restructuring, Reorganization, Relocation and Severance

We have initiated various corporate wide restructuring and infrastructure improvement programs in order to increase operational efficiency, reduce costs as well as balance the effects of currency fluctuations on our financial results. These actions have historically included reductions of work-force as well as the costs to migrate portions of our supply chain to dollar-linked contracts.

In the thirteen week period ended April 4, 2010, we incurred a total of $0.9 million of costs under our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Included in these costs in the first quarter of 2010 were costs related to IT system upgrades, which are expected to increase the efficiency of our manufacturing operations. Total costs incurred related to this plan were $8.7 million as of April 4, 2010 and we expect to incur approximately $2.8 million in the remainder of 2010 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $11.5 million.

The actions related to our 2008 restructuring plan reduced annualized manufacturing costs and operating expenses and increased cash flow by approximately $6.0 million in 2009 and we expect them to reduce such costs and increase cash flow by approximately $15 million to $18 million over the next three years.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.3 million	$3.3 million incurred.
Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.
Shift of supply chain	$5.7 million	$5.0 million incurred. Remainder in 2010.
IT system upgrades	$2.2 million	$0.1 million incurred. Remainder in 2010

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirteen Weeks Ended April 4, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$407	$(407)	$(2)	$(2)
Transfer of manufacturing and related activities and shift of supply chain	—	393	(393)	—	—
IT system upgrades	—	114	(114)	—	—
Abandoned leases, leasehold improvements and facilities	32	—	—	—	32

	$32	$914	$(914)	$(2)	$30

See Note 19 of Condensed Notes to the Consolidated Financial Statements for discussion of a restructuring plan committed to subsequent to April 4, 2010.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income was $1.0 million in the first quarter of 2010 and $1.1 million in the first quarter of 2009.

Interest expense was $1.2 million in the first quarter of 2010 and $1.9 million in the first quarter of 2009. Interest expense for both the 2010 and 2009 periods included interest expense related to our 2.875% convertible notes. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in the first quarter of 2009 included a $0.3 million expense related to the write-off of note issuance costs in connection with the early redemption of $15.0 million of our 2.875% convertible notes.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.1 million per quarter through the second quarter of 2013.

For the first quarter of 2010, Other, net was an expense of $0.4 million and related to foreign currency gains and losses on transactions, cash flow hedge ineffectiveness and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

For the first quarter of 2009, Other, net was a gain of $0.5 million and included a $2.0 million gain on the early redemption of our 2.875% notes, a $1.2 million charge for cash flow hedge ineffectiveness and foreign currency gains and losses on transaction and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Our effective income tax rate of 17.1% for the first quarter of 2010 reflected taxes accrued in foreign jurisdictions, reduced by tax benefits related to the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S. We continue to record a valuation allowance against U.S. deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Our effective income tax rate of 18.8% in the first quarter of 2009 reflected taxes accrued in foreign jurisdictions, reduced by a tax benefit for valuation allowances released against deferred tax assets utilized to offset income earned in the U.S.

As of April 4, 2010, unrecognized tax benefits totaled $20.1 million and related primarily to uncertainty surrounding intercompany pricing and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $2.5 million and $1.6 million, respectively, at April 4, 2010 and December 31, 2009. Valuation allowances on deferred tax assets totaled $38.0 million as of April 4, 2010 and December 31, 2009.

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

Liquidity and Capital Resources

Auction Rate Securities and UBS Credit Facility

Our Put Right with UBS permits us to cause UBS to repurchase, at par value, our ARS during the period beginning on June 30, 2010 and ending on July 2, 2012. The fair value of the ARS and the Put Right was approximately $74.7 million and $12.3 million, respectively, as of April 4, 2010. The par value of the ARS was $87.1 million at April 4, 2010.

During the first quarter of 2010, $11.9 million of our ARS were called, with the proceeds being used to pay down amounts outstanding on the UBS Credit Facility. Following these calls and repayments, $47.3 million was outstanding on the UBS Credit Facility.

The proceeds derived from any future sales of the ARS we hold will be applied to repay any outstanding obligations under the UBS Credit Facility.

The UBS Credit Facility contains affirmative and negative covenants, as well as customary events of default. The occurrence of an event of default will result in the acceleration of the obligations under the UBS Credit Facility and any amounts due and not paid following an event of default will bear interest at a rate per annum equal to 2.00% above the applicable interest rate. As of April 4, 2010, we were in compliance with all of the terms of the UBS Credit Facility.

Other Credit Facilities and Letters of Credit

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of April 4, 2010.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At April 4, 2010, we had $49.9 million of these guarantees and letters of credit outstanding, of which approximately $49.4 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

Sources of Liquidity and Capital Resources

Our sources of liquidity and capital resources as of April 4, 2010 consisted of $345.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $24.5 million in non-current investments, $38.2 million of long-term restricted cash, $100.0 million available under revolving credit facilities (including the UBS Credit Facility), as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from April 4, 2010.

In the first quarter of 2010, cash and cash equivalents and short-term restricted cash increased $13.4 million to $154.7 million as of April 4, 2010 from $141.3 million as of December 31, 2009 primarily as a result of $2.3 million provided by operations, $11.9 million from the call of ARS, $0.5 million of proceeds from the exercise of employee stock options and the net redemption of $23.9 million of marketable securities. These factors were partially offset by $2.6 million used for the purchase of property, plant and equipment, $12.4 million of repayments on our UBS line of credit and a $4.7 million unfavorable effect of exchange rate changes.

Accounts receivable increased $8.1 million to $160.7 million as of April 4, 2010 from $152.6 million as of December 31, 2009, primarily due to lower collections. The April 4, 2010 balance included a $2.7 million decrease related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 98 days at April 4, 2010 compared to 90 days at December 31, 2009.

Inventories decreased $6.1 million to $132.1 million as of April 4, 2010 compared to $138.2 million as of December 31, 2009, primarily due to the timing of shipments and product mix. The April 4, 2010 balance also included a $5.6 million decrease related to changes in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.7 times for the quarter ended April 4, 2010 and 2.4 times for the quarter ended April 5, 2009.

Other current assets increased $8.4 million to $47.9 million as of April 4, 2010 compared to $39.5 million as of December 31, 2009, primarily due to an increase in our income tax receivables and the reclassification of a portion of our lease receivables to current. Other current assets at April 4, 2010 and December 31, 2009 included $12.3 million and $11.7 million, respectively, for the value of the Put Right related to our ARS.

Expenditures for property, plant and equipment of $2.6 million in the first quarter of 2010 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2010 to be approximately $16 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Other assets, net decreased $2.9 million to $14.7 million as of April 4, 2010 compared to $17.6 million as of December 31, 2009, primarily due to the reclassification of a portion of our lease receivables to current.

New Accounting Pronouncements

See Note 18 of the Condensed Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2009 Annual Report on Form 10-K, which was filed with the SEC on February 19, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In March 2010, we filed suit in the United States District Court for the Eastern District of Virginia to collect approximately $2.4 million of receivables owed to us by Cambridge Global Services (“Cambridge”) of Chantilly, Virginia. Cambridge purchased three systems from us on behalf of a U.S. Federal agency and a prime contractor through a set-aside program. We delivered the systems to the end-user customers. The government agency and its contractors have paid Cambridge, but Cambridge has not paid us. Our action is one of several suits that have been filed by other scientific equipment companies against Cambridge for nonpayment for similar federal government-related purchases. We have increased our reserve for uncollectible receivables for the full amount of the Cambridge receivable in the first quarter of 2010. As a result, in management’s opinion, this litigation and its outcome is not expected to have a material adverse effect on our future results of operations.

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and attorneys’ fees and costs. Subsequent to the initial action, Hitachi brought ancillary claims to bar the importation of certain of our products into Japan. We believe that we have meritorious defenses to these claims, and intend to vigorously defend our interests in this matter.

In management’s opinion, the resolution of these cases, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular quarter. These claims, or any claim of infringement or violation of intellectual property rights, with or without merit, could require us to change our technology, change our business practices, pay damages, enter into a licensing arrangement or take other actions that may result in additional costs or other actions that are detrimental to our business.

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

Our ability to compete successfully depends on a number of factors both within and outside of our control, including:

•	price;

•	product quality;

•	breadth of product line;

•	system performance;

•	ease of use;

•	cost of ownership;

•	global technical service and support;

•	success in developing or otherwise introducing new products; and

•	foreign currency fluctuations.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. For the first quarter of 2010 and in each of the last three years, more than 61% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, The Netherlands and sales offices in many other countries.

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

The industries in which we sell our products are cyclical, which may cause our results of operations to fluctuate. In addition, we may suffer manufacturing capacity limitations on occasion.

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Thirteen Weeks Ended
	April 4, 2010		April 5, 2009
Electronics	$41,243	27.6%	$29,359	20.7%
Research and Industry	46,512	31.2%	58,338	41.1%
Life Sciences	24,122	16.2%	20,865	14.7%
Service and Components	37,222	25.0%	33,271	23.5%

	$149,099	100.0%	$141,833	100.0%

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

Moreover, as the global economic environment recovers from the downturn and orders increase, we may not be able to ramp our manufacturing capacity fast enough to keep pace with order intake for every product line offered. As a consequence, our ability to realize revenue on orders may be delayed or, in some cases, reduced.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the first quarter of 2010 and all of 2009, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. We recorded a $56,000 and a $1.3 million charge, respectively, for hedge ineffectiveness related to our cash flow hedges in the first quarter of 2010 and 2009 as a result of currency fluctuations. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.

We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $0.4 million in the first quarter of 2010 and $3.6 million in 2009.

We seek to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at April 4, 2010.

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

If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. For example, during 2008 and 2009, our net sales contained a smaller portion of sales from our relatively higher margin products within the Electronics segment, which contributed to a decrease in our overall gross margins as compared to 2007. Our Electronics business, which ultimately depends on consumers who buy electronic devices, has been particularly hard hit by the overall economic downturn. To the extent that this market segment continues to suffer, our overall margins will continue to be under pressure. In addition, the Life Sciences segment has been growing as a percentage of our business. Particularly in the second half of 2009, Life Sciences margins were below overall averages due to aggressive pricing on certain new products, as well as unexpected higher manufacturing costs on some of our new products. If we are not able to reduce manufacturing costs and obtain higher pricing, our margins could suffer in the future.

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

We have initiated various corporate wide restructuring and infrastructure improvement programs in order to increase operational efficiency, reduce costs as well as balance the effects of currency fluctuations on our financial results. These actions have historically included reductions of work-force as well as the costs to migrate portions of our supply chain to dollar-linked contracts.

In 2008, we announced a restructuring that will involve estimated cash charges of approximately $11.5 million, $8.7 million of which has been incurred through April 4, 2010. The 2008 plan includes relocating part of our supply chain, relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures and upgrading IT systems in order to increase the efficiency of our manufacturing operations. In addition, we will have severed some employees and are aiming to lower operating expenses. The expense of the restructuring adversely affected our financial performance for 2008 and 2009 and the first quarter of 2010. Moreover, the cash charges for the 2008 restructuring are only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

On April 12, 2010, we announced a restructuring program and began the consultative process with trade unions and the works council representing employees in Eindhoven, the Netherlands concerning the proposed restructuring. The principal element of the restructuring involves our intent to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next nine months, will result in the termination of approximately 50 positions in Eindhoven. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Consummation will be subject to local contractual, legal and regulatory requirements, including, but not limited to, communications and negotiations with the works council and trade unions involved in the Eindhoven operations. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the announced restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. We will incur various costs and expenses related to the restructuring, which are expected to total between approximately $6.5 million and $10.3 million.

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

At April 4, 2010, we held auction rate securities (“ARS”) having a fair value of $74.7 million, which have short-term stated maturities for which the interest rates are reset through a Dutch auction, which generally occurs every 28 days. The auctions have historically provided a liquid market for these securities as investors could readily sell their investments at auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us have experienced multiple failed auctions, beginning on February 19, 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. We expect that the market for these securities will remain illiquid until the securities are either redeemed or mature. During the fourth quarter of 2008, we entered into a settlement agreement with UBS Financial Services Inc. (“UBS”), the issuer of the ARS, pursuant to which UBS would repurchase all of our ARS at par on or before June 30, 2010 (the “Put Right”). As a result of this settlement, we reclassified our ARS from available for sale securities and into trading securities. In connection with the reclassification into trading securities, we reclassified the temporary impairment related to these securities of $18.4 million from accumulated other comprehensive income and into other income, net during 2008. Offsetting this loss within other income, net was a $17.9 million gain related to the Put Right we obtained pursuant to the agreement. Our inability to dispose of our ARS prior to June 30, 2010 could negatively impact our liquidity and cash on hand, which, in turn, could cause us to forego potentially beneficial operational and strategic transactions or to incur additional indebtedness. During the first quarter of 2009, we pledged our ARS as collateral against the UBS Credit Facility and drew down $70.8 million, or approximately 75% of the value of the ARS. As of April 4, 2010, $47.3 million was outstanding on the UBS Credit Facility. During the first quarter of 2010 and the fourth quarter of 2009, $11.9 million and $11.2 million, respectively, of the ARS were called and the proceeds were utilized to repay a portion of the UBS Credit Facility. In addition, in the second quarter of 2010 through the date of the filing of this Form 10-Q, an additional $5.0 million of the ARS were called, with the proceeds being used to repay a portion of the UBS Credit Facility. The proceeds derived from sales of the remaining ARS we hold in accounts with UBS will be applied to repay outstanding obligations under the UBS Credit Facility. We expect to exercise our Put Right in June 2010. Additionally, we could be adversely impacted if UBS is unable to meet its obligations under the repurchase agreement in 2010. Changes in the fair value of the ARS and the Put Right, which were a decrease of $0.6 million and an increase of $0.6 million, respectively, in the first quarter of 2010, are recognized currently as a component of other income, net.

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

As described in more detail in the section entitled “Item 1. Legal Proceedings,” in November 2009, one of our competitors, Hitachi, filed suit against our subsidiary, FEI Japan, in the District Court in Tokyo alleging infringement of five patents. Subsequent to the initial action, Hitachi brought ancillary claims to bar the importation of certain of our products into Japan. Based on information available to us, we believe that we have meritorious defenses against the lawsuit and the customs proceeding and we intend to vigorously defend our interests in these matters. However, litigation and customs proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could prohibit us from selling one or more products in Japan, and could include monetary damages. If we were to receive an unfavorable ruling, or if we are unable to negotiate a satisfactory settlement in this matter, our business and results of operations could be materially harmed.

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

We have significant indebtedness. As of April 4, 2010, we had total convertible long-term debt of $100.0 million due in 2013. We also had $47.3 million outstanding under our short-term UBS Credit Facility. In addition, we have a secured credit line for $100.0 million and also have access to a $50.0 million yen unsecured uncommitted bank borrowing facility in Japan. However, no amounts were outstanding on these credit facilities at April 4, 2010. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be further diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,407,155 shares of our common stock. These shares were not included in our diluted share count for the first quarter of 2010 or 2009, because they were antidilutive; and

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

In February 2009, the U.S. Congress passed the American Recovery and Reconstruction Act (the “ARRA”), which included approximately $15 billion of additional stimulus funding for agencies which are our customers, or which fund some of our customers. A portion of these funds could be allocated to scientific equipment purchases. Less than 5% and 10% of our orders in the first quarter of 2010 and the second half of 2009, respectively, were funded by the ARRA and agency awards under the ARRA have been occurring somewhat more slowly than we expected. If the funding under the ARRA is rescinded, or if the agencies allocate the funds away from our types of equipment, a potential source of growth for us could be reduced or removed completely.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first quarter of 2010 and in each of the last three years, we have derived more than 61% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

Natural disasters, catastrophic events, terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

Our worldwide operations could be subject to earthquakes, volcanic eruptions, telecommunications failures, power interruptions, water shortages, closure of transport routes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, terrorist acts, acts of war and other natural or manmade disasters or business interruptions. For many of these events we carry no insurance. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. The impact of such events could be disproportionately greater on us than on other companies as a result of our significant international presence. Our corporate headquarters, and a portion of our research and development activities, are located on the Pacific coast, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults. We rely on major logistics hubs, primarily in Europe, Asia and the U.S. to manufacture and distribute our products and to move products to customers in various regions. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including those described above. The ultimate impact on us, our significant suppliers and our general infrastructure of being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a catastrophic event.

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

Our articles of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. Our Board of Directors has also adopted a shareholder rights plan, or “poison pill,” which would significantly dilute the ownership of a hostile acquirer. In addition, the Oregon Control Share Act and the Oregon Business Combination Act limit the ability of parties who acquire a significant amount of voting stock to exercise control over us. These provisions may have the effect of lengthening the time required for a person to acquire control of us through a proxy contest or the election of a majority of our Board of Directors, may deter efforts to obtain control of us and may make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by our shareholder.

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

FEI COMPANY

Dated: May 7, 2010	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)