Form 10-Q
period 2010-07-04
FEI CO
filed 2010-08-06
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

The number of shares of common stock outstanding as of August 4, 2010 was 38,146,220.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	July 4, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$207,904	$124,199
Short-term investments in marketable securities	110,846	212,119
Short-term restricted cash	11,899	17,141
Receivables, net of allowances for doubtful accounts of $5,684 and $3,306	153,239	152,601
Inventories	131,928	138,242
Deferred tax assets	15,402	2,734
Other current assets	41,337	39,470

Total Current Assets	672,555	686,506

Non-current investments in marketable securities	12,244	39,662
Long-term restricted cash	32,596	35,901
Property, plant and equipment, net of accumulated depreciation of $87,808 and $86,942	74,899	81,893
Goodwill	44,764	44,615
Deferred tax assets	6,938	3,369
Non-current inventories	41,713	44,385
Other assets, net	13,764	17,638

Total Assets	$899,473	$953,969

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$41,089	$40,587
Accrued payroll liabilities	20,101	18,911
Accrued warranty reserves	7,609	7,477
Accrued agent commissions	9,266	10,046
Deferred revenue	68,795	65,805
Income taxes payable	6,112	1,321
Accrued restructuring, reorganization, relocation and severance	7,337	32
Short-term line of credit	—	59,600
Other current liabilities	30,261	47,693

Total Current Liabilities	190,570	251,472

Convertible debt	90,860	100,000
Deferred tax liabilities	8,989	4,298
Other liabilities	31,088	30,675

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 38,142 and 37,859 shares issued and outstanding, no par value	506,846	485,557
Retained earnings	41,761	21,476
Accumulated other comprehensive income	29,359	60,491

Total Shareholders’ Equity	577,966	567,524

Total Liabilities and Shareholders’ Equity	$899,473	$953,969

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Net Sales:
Products	$108,839	$107,109	$220,645	$215,344
Products - related party	92	53	163	380
Service and components	37,028	33,030	74,150	66,266
Service and components - related party	89	71	189	106

Total net sales	146,048	140,263	295,147	282,096

Cost of Sales:
Products	62,068	61,127	126,756	121,014
Service and components	24,172	22,975	49,378	46,229

Total cost of sales	86,240	84,102	176,134	167,243

Gross Profit	59,808	56,161	119,013	114,853

Operating Expenses:
Research and development	15,616	16,657	32,748	33,437
Selling, general and administrative	31,604	31,825	67,179	64,651
Restructuring, reorganization, relocation and severance	9,055	1,067	9,969	2,029

Total operating expenses	56,275	49,549	109,896	100,117

Operating Income	3,533	6,612	9,117	14,736

Other Income (Expense):
Interest income	733	668	1,724	1,801
Interest expense	(1,303)	(1,195)	(2,521)	(3,107)
Other, net	(330)	(974)	(739)	(515)

Total other income (expense), net	(900)	(1,501)	(1,536)	(1,821)

Income before income taxes	2,633	5,111	7,581	12,915
Income tax (benefit) expense	(13,547)	1,451	(12,703)	2,917

Net income	$16,180	$3,660	$20,284	$9,998

Basic net income per share	$0.43	$0.10	$0.53	$0.27

Diluted net income per share	$0.40	$0.10	$0.51	$0.27

Shares used in per share calculations:
Basic	38,046	37,450	37,968	37,386

Diluted	41,813	37,745	41,775	37,681

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Net income	$16,180	$3,660	$20,284	$9,998
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	(18,637)	12,116	(29,437)	3,608
Change in unrealized gain (loss) on available-for-sale securities	17	40	62	(23)
Change in minimum pension liability	—	2	—	—
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	(2,072)	912	(3,054)	611
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	1,192	521	1,297	1,997

Comprehensive (loss) income	$(3,320)	$17,251	$(10,848)	$16,191

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009
Cash flows from operating activities:
Net income	$20,284	$9,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,548	8,191
Amortization	1,550	1,642
Stock-based compensation	5,549	5,630
Gain on trading securities and UBS Put Right	(26)	(371)
Loss on disposal of investments, property, plant and equipment and intangible assets	(40)	71
Write-off of deferred note issuance costs on redemption	105	250
Gain on redemption of 2.875% convertible note	(101)	(2,025)
Income taxes receivable (payable), net	(22,581)	(1,161)
Deferred income taxes	5,748	571
(Increase) decrease in:
Receivables	(4,597)	(22,049)
Inventories	(10,144)	(6,446)
Other assets	809	(4,792)
Increase (decrease) in:
Accounts payable	3,618	1,274
Accrued payroll liabilities	2,662	(97)
Accrued warranty reserves	458	170
Deferred revenue	9,157	24,162
Accrued restructuring, reorganization, relocation and severance costs	7,434	(148)
Other liabilities	(2,292)	(7,220)

Net cash provided by operating activities	$26,141	7,650

Cash flows from investing activities:
(Increase) decrease in restricted cash	2,392	(6,531)
Acquisition of property, plant and equipment	(4,435)	(5,492)
Proceeds from disposal of property, plant and equipment	—	25
Purchase of investments in marketable securities	(69,978)	(42,685)
Redemption of investments in marketable securities	110,929	22,776
Proceeds from the sale of auction rate securities	98,925	—
Other	(204)	(4,360)

Net cash provided by (used in) investing activities	137,629	(36,267)

Cash flows from financing activities:
Redemption of 2.875% convertible note	(9,059)	(13,077)
Witholding taxes paid on issuance of vested restricted stock units	(680)	(536)
Proceeds from line of credit	—	70,800
Repayments on line of credit	(59,600)	—
Proceeds from exercise of stock options and employee stock purchases	3,853	3,066

Net cash (used in) provided by financing activities	(65,486)	60,253
Effect of exchange rate changes	(14,579)	722

Increase in cash and cash equivalents	83,705	32,358

Cash and cash equivalents:
Beginning of period	124,199	146,521

End of period	$207,904	$178,879

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$3,439	$2,643
Cash paid for interest	2,122	2,571
Inventories transferred from (to) fixed assets	1,761	(1,954)

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	NATURE OF BUSINESS

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

NOTE 2.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of FEI Company and our majority-controlled subsidiaries (collectively, “FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and twenty-six weeks ended July 4, 2010 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on February 19, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	warranty liabilities;

•	unrecognized tax benefits;

•	tax valuation allowances; and

•	stock-based compensation.

NOTE 3.	STOCK-BASED COMPENSATION

Employee Share Purchase Plan

At our 2010 annual meeting of shareholders, which was held on May 13, 2010, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 2,950,000 to 3,200,000.

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Also at our 2010 annual meeting of shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 10,000,000 to 10,250,000. Our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock. At July 4, 2010, there were 3,086,645 shares available for grant under these plans and 5,265,188 shares of our common stock were reserved for issuance.

Certain information regarding all options outstanding as of July 4, 2010 was as follows:

	Options Outstanding	Options Exercisable
Number	1,436,130	1,083,198
Weighted average exercise price	$23.85	$23.84
Aggregate intrinsic value	$0.3 million	$0.3 million
Weighted average remaining contractual term	3.0 years	2.2 years

Restricted stock units (“RSUs”) outstanding, including awards issued within and outside of the 1995 Plan, totaled 742,413 at July 4, 2010.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Cost of sales	$290	$360	$615	$707
Research and development	364	324	749	659
Selling, general and administrative	2,053	2,044	4,185	4,265

	$2,707	$2,728	$5,549	$5,631

As of July 4, 2010, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $16.6 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

NOTE 4.	EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended July 4, 2010			Thirteen Weeks Ended July 5, 2009
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$16,180	38,046	$0.43	$3,660	37,450	$0.10
Dilutive effect of stock options calculated using the treasury stock method	—	107	—	—	55	—
Dilutive effect of restricted stock units	—	112	—	—	75	—
Dilutive effect of 2.875% convertible debt	572	3,383	(0.03)	—	—	—
Dilutive effect of shares issuable to Philips	—	165	—	—	165	—

Diluted EPS	$16,752	41,813	$0.40	$3,660	37,745	$0.10

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Convertible debt		—			3,407

Stock options and restricted stock units		931			1,007

	Twenty-Six Weeks Ended July 4, 2010			Twenty-Six Weeks Ended July 5, 2009
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$20,284	37,968	$0.53	$9,998	37,386	$0.27
Dilutive effect of stock options calculated using the treasury stock method	—	124	—	—	51	—
Dilutive effect of restricted stock units	—	112	—	—	69	—
Dilutive effect of 2.875% convertible debt	1,078	3,406	(0.02)	—	—	—
Dilutive effect of shares issuable to Philips	—	165	—	—	175	—

Diluted EPS	$21,362	41,775	$0.51	$9,998	37,681	$0.27

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Convertible debt		—			3,407

Stock options and restricted stock units		1,090			1,777

(1)	Per share amounts may not add due to rounding.

NOTE 5.	CREDIT FACILITIES AND RESTRICTED CASH

We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of July 4, 2010, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of July 4, 2010.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees, which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At July 4, 2010, we had $45.1 million of these guarantees and letters of credit outstanding, of which approximately $44.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

NOTE 6.	ARS CALL AND REDEMPTION, SETTLEMENT OF THE PUT RIGHT AND UBS CREDIT FACILITY REPAYMENT

During the thirteen and twenty-six weeks ended July 4, 2010, $25.4 million and $37.2 million, respectively, of our auction rate securities (“ARS”) were called at par. The remaining total of $61.7 million of our ARS were put to UBS AG (together with its affiliates, “UBS”) on June 30, 2010 in accordance with our put right (the “Put Right”). As of July 4, 2010 we no longer held any investments in ARS. Additionally, in conjunction with the redemption of the ARS, we no longer have a value assigned to the UBS Put Right. We recorded a gain on the settlement of the ARS of $12.4 million and $11.7 million, respectively, in the thirteen and twenty-six weeks ended July 4, 2010. These gains were included as a component of other income, net. Offsetting these gains in other income, net were charges due to the write off of our Put Right of $12.4 and $11.7 million, respectively, in the thirteen and twenty-six week periods ended July 4, 2010.

The cash proceeds from the calls and redemption of the ARS were first used to repay the amount outstanding under the UBS Credit Facility in accordance with the settlement agreement. Following these calls and redemption, and as of July 4, 2010, there was no longer a balance outstanding on the UBS Credit Facility.

NOTE 7.	INVENTORIES

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

Inventories consisted of the following (in thousands):

	July 4, 2010	December 31, 2009
Raw materials and assembled parts	$44,843	$44,829
Service inventories, estimated current requirements	14,865	15,765
Work-in-process	50,326	57,762
Finished goods	21,894	19,886

Total inventories	$131,928	$138,242

Non-current inventories	$41,713	$44,385

The activity in our manufacturing inventory and our service spare parts inventory valuation allowance accounts was as follows (in thousands):

	Manufacturing Inventory Valuation Allowance	Service Spare Parts Inventory Valuation Allowance
Balance, December 31, 2008	$6,173	$16,035
Expense	2,496	3,688
Write-offs	(1,164)	(1,599)
Translation adjustments	97	(11)

Balance, July 5, 2009	$7,602	$18,113

Balance, December 31, 2009	$8,349	$19,975
Expense	1,058	2,538
Write-offs	(635)	(2,519)
Translation adjustments	(459)	(778)

Balance, July 4, 2010	$8,313	$19,216

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009
Balance, beginning of period	$44,615	$40,964
Additions	—	3,631
Adjustments to goodwill	149	5

Balance, end of period	$44,764	$44,600

Additions represent the goodwill from our acquisition in the second quarter of 2009 of certain assets of a division of an Australian software company that provides software for our mineral liberation analysis products.

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

Other Intangible Assets

Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	July 4, 2010	December 31, 2009
Purchased technology	5 to 12 years	$45,940	$46,299
Accumulated amortization		(45,786)	(45,913)

		154	386

Patents, trademarks and other	2 to 15 years	7,398	7,474
Accumulated amortization		(3,382)	(2,852)

		4,016	4,622

Note issuance costs	7 years	2,496	2,747
Accumulated amortization		(1,455)	(1,405)

		1,041	1,342

Total intangible assets included in other long-term assets		$5,211	$6,350

Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009
Purchased technology	$196	$425
Patents, trademarks and other	578	559
Note issuance costs	301	456

	$1,075	$1,440

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2010	$154	$520	$178
2011	—	982	357
2012	—	937	357
2013	—	881	149
2014	—	503	—
Thereafter	—	193	—

	$154	$4,016	$1,041

NOTE 9.	WARRANTY RESERVES

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

The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009
Balance, beginning of period	$7,477	$6,439
Reductions for warranty costs incurred	(3,871)	(5,190)
Warranties issued	4,290	5,420
Translation and changes in estimates	(287)	14

Balance, end of period	$7,609	$6,683

NOTE 10.	INCOME TAXES

We recorded a tax benefit of approximately $13.5 million and $12.7 million for the thirteen and twenty-six week periods ended July 4, 2010. The benefit primarily resulted from the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits. These amounts were offset by taxes accrued in both the U.S. and foreign tax jurisdictions.

In June 2010, we received confirmation that the U.S. and The Netherlands taxing authorities had entered into a mutual agreement on various transfer pricing issues related to our operations. We had previously provided valuation allowances against U.S. deferred tax assets and tax reserves related to the uncertainty surrounding sources of future U.S. income and the outcome of the negotiations between the taxing authorities.

As a result of the mutual agreement, we released valuation allowance and tax reserves of approximately $47.9 million, of which $12.5 million was recorded as a benefit to shareholder’s equity. The remaining $35.4 million of tax benefit was offset by tax expense of $18.1 million to recognize the impact of our new transfer pricing methodology in prior periods.

We continue to record a valuation allowance against a portion of U.S. deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Income Taxes

Deferred tax assets, net of a valuation allowance of $3.5 million and $38.0 million, respectively, as of July 4, 2010 and December 31, 2009 were classified on the balance sheet as follows (in thousands):

	July 4, 2010	December 31, 2009
Deferred tax assets – current	$15,402	$2,734
Deferred tax assets – non-current	6,938	3,369
Other current liabilities	(3,906)	(229)
Deferred tax liabilities – non-current	(8,989)	(4,298)

Net deferred tax assets	$9,445	$1,576

Unrecognized Tax Benefits

During the thirteen and twenty-six week periods ended July 4, 2010, unrecognized tax benefits decreased by approximately $14.1 million and zero, respectively. The decrease in prior unrecognized tax benefits resulting from effective settlements with taxing authorities was approximately $16.4 million during the thirteen-week period. There were no increases or decreases for lapses of statutes of limitations during the period. We classify interest and penalties associated with unrecognized tax benefits as a component of tax expense in the statement of operations.

Current and non-current liability components of unrecognized tax benefits at July 4, 2010 and December 31, 2009 were classified on the balance sheet as follows (in thousands):

	July 4, 2010	December 31, 2009
Other current liabilities	$1,595	$17,734
Other liabilities	4,434	2,416

Unrecognized tax benefits	$6,029	$20,150

During the thirteen and twenty-six week periods ended July 4, 2010, we reclassified $0 and $0.4 million, respectively, of unrecognized tax benefits to current based on the estimated timing of settlement.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of July 4, 2010:

Jurisdiction	Open Tax Years
U.S.	2005 and forward
The Netherlands	2005 and forward
Czech Republic	2008 and forward

NOTE 11.	RELATED PARTY AND OTHER ACTIVITY

During the thirteen and twenty-six week periods ended July 4, 2010 and the comparable periods of 2009, we sold products and services to Applied Materials, Inc. A director of Applied Materials, Inc. is a member of our Board of Directors. We also sold services to Cascade Microtech, Inc. Our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc. Sales to Applied Materials, Inc. and Cascade Microtech, Inc. were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Product sales:
Applied Materials, Inc.	$92	$53	$163	$380

Total product sales	92	53	163	380
Service and component sales:
Applied Materials, Inc.	$82	$70	$174	$104
Cascade Microtech, Inc.	7	1	15	2

Total service and component sales	89	71	189	106

Total sales to related parties	$181	$124	$352	$486

As of July 4, 2010, Applied Materials, Inc. and Cascade Microtech, Inc. owed us $31,000 and $7,000, respectively, related to their purchases.

One of our named executive officers serves on the Board of Directors of Schneeberger, Inc., one of the members of our Board of Directors also serves on the Supervisory Board of TMC BV and one of the members of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services.

During the thirteen and twenty-six week periods ended July 4, 2010 and the comparable periods of 2009, we purchased products and services from Schneeberger, Inc., TMC BV and EasyStreet Online Services as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Schneeberger, Inc.	$668	$272	$1,589	$2,038
TMC BV	—	50	77	132
EasyStreet Online Services	18	32	26	78

Amounts owed for these purchases were as follows (in thousands):

As of July 4, 2010
Schneeberger, Inc.	$440
TMC BV	—
EasyStreet Online Services	—

NOTE 12.	REDEMPTION OF 2.875% CONVERTIBLE SUBORDINATED NOTES

We redeemed the following amounts of our 2.875% Convertible Subordinated Notes in the twenty-six week period ended July 4, 2010:

Date	Amount Redeemed	Redemption Price	Redemption Discount	Related Note Issuance Costs Written Off
June 24, 2010	$7,940,000	98.9%	$89,325	$90,904
June 29, 2010	1,200,000	99.0%	12,000	13,703

	$9,140,000		$101,325	$104,607

NOTE 13.	COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and attorneys’ fees and costs. Subsequent to the initial action, Hitachi brought ancillary claims to bar the importation of certain of our products into Japan. The customs proceedings have been concluded and the resolution is not expected to have any material effect on our business. We believe that we have meritorious defenses to these claims, and intend to vigorously defend our interests in this matter.

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

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $60.8 million at July 4, 2010. These commitments expire at various times through the third quarter of 2011.

NOTE 14.	SEGMENT INFORMATION

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended July 4, 2010	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$56,904	$37,435	$14,592	$37,117	$—	$146,048
Gross profit	27,909	13,998	4,956	12,945	—	59,808

Thirteen Weeks Ended July 5, 2009
Sales to external customers	$32,329	$55,221	$19,612	$33,101	$—	$140,263
Gross profit	15,631	22,006	8,398	10,126	—	56,161

Twenty-Six Weeks Ended July 4, 2010
Sales to external customers	$98,147	$83,947	$38,714	$74,339	$—	$295,147
Gross profit	46,522	32,550	14,980	24,961	—	119,013

Twenty-Six Weeks Ended July 5, 2009
Sales to external customers	$61,688	$113,559	$40,477	$66,372	$—	$282,096
Gross profit	30,260	48,406	16,044	20,143	—	114,853

July 4, 2010
Total assets	$137,424	$102,715	$35,533	$133,802	$489,999	$899,473
Goodwill	18,108	17,987	3,622	5,049	(2)	44,764

December 31, 2009
Total assets	$99,091	$127,938	$59,897	$137,207	$529,836	$953,969
Goodwill	18,139	17,785	3,628	5,064	(1)	44,615

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

No customer represented 10% or more of our total sales in the thirteen or twenty-six week periods ended July 4, 2010. One customer accounted for more than 10% of our total sales in the thirteen and twenty-six week periods ended July 5, 2009.

NOTE 15.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

April 2008 Restructuring

In the thirteen and twenty-six week periods ended July 4, 2010, we incurred a total of $1.0 million and $1.9 million of costs, respectively, under our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Also included in these costs were amounts related to IT system upgrades, which are expected to increase the efficiency of our manufacturing operations. Total costs incurred related to this plan were $9.7 million as of July 4, 2010 and we expect to incur approximately $1.4 million in the remainder of 2010 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $11.1 million.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.3 million	$3.3 million incurred.

Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.

Shift of supply chain	$6.1 million	$5.4 million incurred. Remainder in 2010.

IT system upgrades	$1.4 million	$0.7 million incurred. Remainder in 2010

April 2010 Restructuring

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next six to nine months, will result in the termination of approximately 50 positions in Eindhoven. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Severance costs were accrued as of July 4, 2010 as such amounts are probable and reasonably estimable. The other costs are being expensed as incurred. Consummation will be subject to local contractual, legal and regulatory requirements, including, but not limited to, communications and negotiations with the works council and trade unions involved in the Eindhoven operations. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the April 2010 restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus.

We incurred a total of $8.1 million of costs related to the April 2010 restructuring plan in the thirteen and twenty-six week periods ended July 4, 2010 and expect to incur an additional $1.4 million to $2.2 million as detailed in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $9.5 million to $10.3 million.

Restructuring Activity Expense Type	Approximate Range of Expected Costs	Expected Timing
Severance costs related to work force reduction and reorganization (approximately 50 employees)	$8.5 million – $9 million in cash expense	$7.7 million incurred. Remainder in third quarter of 2010 through Second Quarter of 2011

Product line transfer, training of Brno employees and facility build-out in Brno	$1.0 million - $1.3 million in cash expense	$0.4 million incurred. Remainder in third quarter of 2010 through Second Quarter of 2011

The following table summarizes activity related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Twenty-Six Weeks Ended July 4, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$8,082	$(963)	$170	$7,289
Transfer of manufacturing and related activities and shift of supply chain	—	779	(779)	—	—
IT system upgrades	—	748	(748)	—	—
Abandoned leases, leasehold improvements and facilities	32	—	—	—	32
Product line transfer, training of Brno employees and facility build-out in Brno	—	360	(344)		16

	$32	$9,969	$(2,834)	$170	$7,337

NOTE 16.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

Fair Value at July 4, 2010	Level 1	Level 2	Level 3
Available for sale marketable securities:
U.S. Treasury and Agency securities	$113,517	$—	$—
Certificates of deposit	—	6,959	—
Trading securities:
Equity securities – mutual funds	2,613	—	—
Derivative contracts, net	—	(4,777)	—

	$116,130	$2,182	$—

Fair Value at December 31, 2009
Available for sale marketable securities:
U.S. Government-backed securities	$128,170	$—	$—
Certificates of deposit and commercial paper	33,575	—	—
Trading securities:
Equity securities – mutual funds	2,848	—	—
ARS	—	—	87,188
Derivative contracts, net	—	(2,286)	—
Put Right	—	—	11,711

	$164,593	$(2,286)	$98,899

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2009	$87,188	$11,711
Call of ARS	(11,850)	—
Losses due to the change in fair value of ARS included as a component of other income, net	(626)	—
Gains due to the change in fair value of Put Right included as a component of other income, net	—	637

Balance, April 4, 2010	74,712	12,348
Call and redemption of ARS	(87,075)	—
Gains due to the settlement of ARS included as a component of other income, net	12,363	—
Loss due to the write-off of Put Right as a result of the settlement of the ARS included as a component of other income, net	—	(12,348)

Balance, July 4, 2010	$—	$—

	Auction Rate Securities	Put Right
Balance, December 31, 2008	$91,680	$17,917
Increase in fair value of ARS included as a component of other income, net	3,686	—
Decrease in fair value of put right included as a component of other income, net	—	(3,577)

Balance, April 5, 2009	95,366	14,340
Increase in fair value of ARS included as a component of other income, net	1,405	—
Decrease in fair value of put right included as a component of other income, net	—	(1,142)

Balance, July 5, 2009	$96,771	$13,198

The fair value of our available for sale and trading marketable securities is based on quoted market prices.

We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at July 4, 2010.

There were no changes to our valuation techniques during the first two quarters of 2010.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

At July 4, 2010, we had $90.9 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair value of our fixed rate convertible debt was approximately $89.8 million at July 4, 2010.

NOTE 17.	DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates. As of July 4, 2010 and December 31, 2009, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $68.0 million and $50.0 million, respectively and the aggregate notional amount of our outstanding derivative contracts for our balance sheet positions was $92.7 million and $88.9 million, respectively. The outstanding contracts at July 4, 2010 have varying maturities through the third quarter of 2011. We do not enter into derivative financial instruments for speculative purposes.

We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at July 4, 2010. In addition, there are no credit contingent features in our derivative instruments.

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

Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $0 and $0.4 million, respectively, in the thirteen and twenty-six week periods ended July 4, 2010 and $1.3 million and $2.7 million, respectively, in the comparable periods of 2009.

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

Summary

At July 4, 2010 and December 31, 2009, the fair value carrying amount of our derivative instruments was included in our balance sheet as follows:

Location in Balance Sheet
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	July 4, 2010	December 31, 2009	July 4, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)
Foreign Exchange Contracts	$715	$671	$2,047	$549

Derivatives Not Designated as Hedging Instruments (Balance Sheet Related)
Foreign Exchange Contracts	$156	$183	$3,601	$2,591

The effect of derivative instruments on our Consolidated Statements of Operations for the thirteen and twenty-six week periods ended July 4, 2010 and July 5, 2009 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Thirteen Weeks Ended July 4, 2010
Foreign Exchange Contracts	$(2,304)	Cost of Goods Sold	$(1,108)	Other, net	$(84)

Thirteen Weeks Ended July 5, 2009
Foreign Exchange Contracts	$1,103	Cost of Goods Sold	$(18)	Other, net	$(503)

Twenty-Six Weeks Ended July 4, 2010
Foreign Exchange Contracts	$(3,746)	Cost of Goods Sold	$(1,157)	Other, net	$(140)

Twenty-Six Weeks Ended July 5, 2009
Foreign Exchange Contracts	$802	Cost of Goods Sold	$(268)	Other, net	$(1,729)

Derivatives Not Designated as Hedging Instruments (Balance Sheet Related)	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Thirteen Weeks Ended July 4, 2010
Foreign Exchange Contracts	Other, net	$(4,546)

Thirteen Weeks Ended July 5, 2009
Foreign Exchange Contracts	Other, net	$(544)

Twenty-Six Weeks Ended July 4, 2010
Foreign Exchange Contracts	Other, net	$(4,992)

Twenty-Six Weeks Ended July 5, 2009
Foreign Exchange Contracts	Other, net	$(460)

The unrealized losses at July 4, 2010 are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 18.	BAD DEBT EXPENSE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

In March 2010, we filed suit in the United States District Court for the Eastern District of Virginia to collect approximately $2.4 million of receivables owed to us by Cambridge Global Services (“Cambridge”) of Chantilly, Virginia. Cambridge purchased three systems from us on behalf of a U.S. Federal agency and a prime contractor through a set-aside program. We delivered the systems to the end-user customers. The government agency and its contractors have paid Cambridge, but Cambridge has not paid us. Our action was one of several suits that have been filed by other scientific equipment companies against Cambridge for nonpayment for similar federal government-related purchases. We recorded bad debt expense of $2.1 million in the first quarter of 2010 to increase our reserve for uncollectible receivables for the full amount of the Cambridge receivable.

NOTE 19.	NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

ASU 2010-06

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not and will not have any effect on our financial position, results of operations or cash flows.

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

NOTE 20.	SUBSEQUENT EVENT

In July 2010, we redeemed a total of $1.8 million face amount of our 2.875% convertible notes. Following these redemptions, there was $89.1 million of the notes outstanding.

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

Overview – Orders and Backlog

Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At July 4, 2010, our total backlog was $402.5 million, compared to $354.6 million at December 31, 2009. At July 4, 2010, our backlog consisted of $321.3 million of products and $81.2 million related to Service and Components compared to product backlog of $286.6 million and Service and Components backlog of $68.0 million at December 31, 2009.

Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last year, this long-standing trend changed somewhat and, as a result, our historic cancellation rates may increase in the future. During the first two quarters of 2010 and all of 2009, we experienced cancellations or de-bookings of $1.0 million and $12.4 million, respectively. Virtually all of the cancellations and de-bookings occurred prior to the second quarter of 2010 when the global economy and the industrial outlook were under more pressure. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2010

We expect revenue in the second half of 2010 to increase compared to the first half of 2010, based on the backlog of existing orders, continued cyclical strength in the Electronics markets, the positive response to recent product introductions, continued adoption of electron microscopy in the Life Sciences markets, continued worldwide spending on nanotechnology infrastructure and a global economic recovery. Our goal is to attain higher margins through higher overall sales volume, increased volume of higher margin products in the backlog, a larger portion of the Electronics market business, the stronger dollar and continued improvement in operations and the supply chain. Although our revenue growth may be constrained if the U.S. dollar sustains its recent strength compared with the end of 2009, due to a significant portion of our revenue being denominated in euros, in general, a stronger U.S. dollar will increase our margins and operating income because our expense growth is moderated by the same dollar strength compared with the euro and the Czech koruna.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. Other than as described below regarding revenue recognition, during the first two quarters of 2010, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

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

New Accounting Pronouncements

See Note 19 of the Condensed Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands):

	Thirteen Weeks Ended(1) July 4, 2010		Thirteen Weeks Ended(1) July 5, 2009
Net sales	$146,048	100.0%	$140,263	100.0%
Cost of sales	86,240	59.0	84,102	60.0

Gross profit	59,808	41.0	56,161	40.0
Research and development	15,616	10.7	16,657	11.9
Selling, general and administrative	31,604	21.6	31,825	22.7
Restructuring, reorganization, relocation and severance costs	9,055	6.2	1,067	0.8

Operating income	3,533	2.4	6,612	4.7
Other income (expense), net	(900)	(0.6)	(1,501)	(1.1)

Income before income taxes	2,633	1.8	5,111	3.6
Income tax (benefit) expense	(13,547)	(9.3)	1,451	1.0

Net income	$16,180	11.1%	$3,660	2.6%

	Twenty-Six Weeks Ended(1) July 4, 2010		Twenty-Six Weeks Ended(1) July 5, 2009
Net sales	$295,147	100.0%	$282,096	100.0%
Cost of sales	176,134	59.7	167,243	59.3

Gross profit	119,013	40.3	114,853	40.7
Research and development	32,748	11.1	33,437	11.9
Selling, general and administrative	67,179	22.8	64,651	22.9
Restructuring, reorganization, relocation and severance costs	9,969	3.4	2,029	0.7

Operating income	9,117	3.1	14,736	5.2
Other income (expense), net	(1,536)	(0.5)	(1,821)	(0.6)

Income before income taxes	7,581	2.6	12,915	4.6
Income tax (benefit) expense	(12,703)	(4.3)	2,917	1.0

Net income	$20,284	6.9%	$9,998	3.5%

(1)	Percentages may not add due to rounding.

Net sales increased $5.7 million, or 4.1%, to $146.0 million, in the thirteen weeks ended July 4, 2010 (the second quarter of 2010) compared to $140.3 million in the thirteen weeks ended July 5, 2009 (the second quarter of 2009). Net sales increased $13.0 million, or 4.6%, to $295.1 million in the twenty-six week period ended July 4, 2010 compared to $282.1 million in the twenty-six week period ended July 5, 2009. These increases reflect increases in Electronics and Service and Components, partially offset by decreases in Research and Industry and Life Sciences as described more fully below.

Currency fluctuations further decreased net sales by approximately $2.8 million and increased net sales by approximately $0.9 million, respectively, during the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 as approximately 30% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar during the periods. A significant portion of our revenue is denominated in foreign currencies, especially the euro. As the U.S. dollar strengthens against the euro, this generally has the effect of reducing net sales and backlog.

Net sales decreased to $146.0 million in the second quarter of 2010 compared to $149.1 million in the first quarter of 2010. Currency fluctuations between the U.S. dollar and foreign currencies, primarily the euro, resulted in a decrease of approximately $5.0 million compared to the first quarter 2010.

Net Sales by Market Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	July 4, 2010		July 5, 2009
Electronics	$56,904	39.0%	$32,329	23.0%
Research and Industry	37,435	25.6%	55,221	39.4%
Life Sciences	14,592	10.0%	19,612	14.0%
Service and Components	37,117	25.4%	33,101	23.6%

	$146,048	100.0%	$140,263	100.0%

	Twenty-Six Weeks Ended
	July 4, 2010		July 5, 2009
Electronics	$98,147	33.3%	$61,688	21.9%
Research and Industry	83,947	28.4%	113,559	40.3%
Life Sciences	38,714	13.1%	40,477	14.3%
Service and Components	74,339	25.2%	66,372	23.5%

	$295,147	100.0%	$282,096	100.0%

Electronics

The $24.6 million, or 76.0%, increase and the $36.5 million, or 59.1%, increase, respectively, in Electronics sales in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 were primarily due to increases in semiconductor data storage company capital spending for capacity expansion and new process development. We realized increases in unit sales of our wafer-level and small DualBeam products. Offsetting the increase in the thirteen week period was a decrease of $0.2 million related to currency fluctuations. The impact of currency fluctuations for the twenty-six week period was an increase in sales of $0.5 million.

Research and Industry

The $17.8 million, or 32.2%, decrease and the $29.6 million, or 26.1%, decrease, respectively, in Research and Industry sales in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 were due primarily to decreased volumes of small DualBeam and higher-priced TEM systems, partially due to the timing of customer order requirements. In addition, the twenty-six week period of 2009 included a large sale to a middle eastern university customer with no comparable sale in 2010. Also contributing to the decreases in the thirteen and twenty-six week periods were a $1.6 million and $0.3 million decrease, respectively, related to currency fluctuations.

Life Sciences

The $5.0 million, or 25.6%, decrease and the $1.8 million, or 4.4%, decrease, respectively, in Life Sciences sales in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 were due primarily to the timing of unit sales of our higher-priced TEM products, which can fluctuate with customer readiness and requirements. Currency fluctuations also decreased Life Sciences sales by $0.6 million in the thirteen week period. The impact of currency fluctuations offset the decrease in the twenty-six week period by $0.1 million.

Service and Components

The $4.0 million, or 12.1%, increase and the $8.0 million, or 12.0%, increase, respectively, in Service and Components sales in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 were due primarily to a larger install base and improvement in the semiconductor industry, which contributed to increases in service contracts. Currency fluctuations decreased Service and Component sales by $0.4 million and increased Service and Component sales by $0.6 million, respectively, in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009.

Net Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the U.S., and we expect this to continue. The following table shows our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 4, 2010		July 5, 2009		July 4, 2010		July 5, 2009
U.S. and Canada	$46,089	31.6%	$40,410	28.8%	$92,279	31.3%	$95,892	34.0%
Europe	45,747	31.3%	60,552	43.2%	91,288	30.9%	109,476	38.8%
Asia-Pacific Region and Rest of World	54,212	37.1%	39,301	28.0%	111,580	37.8%	76,728	27.2%

	$146,048	100.0%	$140,263	100.0%	$295,147	100.0%	$282,096	100.0%

U.S. and Canada

The $5.7 million, or 14.1%, increase in sales to the U.S. and Canada in the thirteen week period ended July 4, 2010 compared to the same period of 2009 was primarily due to an increase in Electronics segment sales, partially offset by a decline in Research and Industry segment sales. The twenty-six week period ended July 4, 2010 compared to the same period of 2009 was more affected by the decline in Research and Industry segment sales than the increase in Electronics segment sales, which resulted in a $3.6 million, or 3.8%, decrease in sales.

Europe

Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia. The $14.8 million, or 24.5%, decrease and the $18.2 million, or 16.6%, decrease, respectively, in sales to Europe in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 were primarily due to decreases in Research and Industry and Life Sciences spending as discussed above. In addition, the twenty-six week period of 2009 included a large sale to a middle eastern university customer with no comparable sale in 2010. Currency fluctuations decreased European sales by $4.1 million and $1.8 million, respectively, in the thirteen and twenty-six week periods of 2010 compared to the same periods of 2009.

Asia-Pacific Region and Rest of World

The $14.9 million, or 37.9%, increase and the $34.9 million, or 45.4%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 were primarily due to increased Electronics segment sales, primarily to semiconductor and data storage customers, as well as to our investment in sales and service infrastructure in the Asia-Pacific Region.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Electronics	49.0%	48.3%	47.4%	49.1%
Research and Industry	37.4%	39.9%	38.8%	42.6%
Life Sciences	34.0%	42.8%	38.7%	39.6%
Service and Components	34.9%	30.6%	33.6%	30.3%
Overall	41.0%	40.0%	40.3%	40.7%

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

Cost of sales increased $2.1 million, or 2.5%, to $86.2 million in the thirteen week period ended July 4, 2010 compared to $84.1 million in the thirteen week period ended July 5, 2009 and increased $8.9 million, or 5.3%, to $176.1 million in the twenty-six week period ended July 4, 2010 compared to $167.2 million in the twenty-six week period ended July 5, 2009. These increases were primarily due to increased sales. Currency fluctuations decreased cost of sales by $4.2 million and increased cost of sales by $0.8 million, respectively, in the thirteen and twenty-six week periods of 2010 compared to the same periods of 2009.

The net effect on our gross margin from currency fluctuations during the thirteen and twenty-six week periods ended July 4, 2010 was an approximately $1.4 million, or a 1.7 percentage point, increase, and a $0.1 million, or an insignificant percentage point, increase, respectively.

Electronics

The increase in Electronics gross margin in the thirteen week period ended July 4, 2010 compared to the same period of 2009 was primarily due to currency fluctuations, which increased the gross margin by 2.5 percentage points. The decrease in Electronics gross margin in the twenty-six week period ended July 4, 2010 compared to the same period of 2009 was primarily due to the shipment of orders in the first quarter of 2010 that were priced during the cyclical downturn in 2009, which was a more competitive pricing environment. Offsetting the decrease in the twenty-six week period was the impact of currency fluctuations, which increased the Electronics gross margins by 0.9 percentage points in the 2010 period compared to the same period of 2009.

Research and Industry

The decreases in Research and Industry gross margin in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 were primarily due to a shift in product mix to fewer small DualBeam and higher-end TEM units sold, both of which carry higher margins. Offsetting the decrease in the thirteen week period was the impact of currency fluctuations, which increased Research and Industry gross margins by 1.3 percentage points. The impact of currency fluctuations in the twenty-six week period further decreased gross margins by 1.2 percentage points.

Life Sciences

The decrease in the Life Sciences gross margins in the thirteen week period ended July 4, 2010 compared to the same period of 2009 was primarily due to more higher-margin TEM products sold in the 2009 period. Offsetting the decrease was the impact of currency fluctuations, which increased Life Sciences gross margins by 1.0 percentage points. In the twenty-six week period ended July 4, 2010 compared to the same period of 2009, the number of higher-margin TEM units sold was relatively flat, which contributed to more constant gross margins. Also contributing to the decrease were currency fluctuations, which decreased Life Sciences gross margins by 1.1 percentage points during the twenty-six week period of 2010 compared to the same period of 2009.

Service and Components

The increases in the Service and Components gross margin in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 were primarily due to incremental contract revenue, as well as increased time and material sales as customers, primarily in the Electronics segment, prepare for increased demand and capacity improvements. In addition, a flat cost structure also contributed to the margin increase.

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

R&D costs decreased $1.1 million to $15.6 million (10.7% of net sales) in the thirteen week period ended July 4, 2010 compared to $16.7 million (11.9% of net sales) in the thirteen week period ended July 5, 2009 and decreased $0.7 million to $32.7 million (11.1% of net sales) in the twenty-six week period ended July 4, 2010 compared to $33.4 million (11.9% of net sales) in the twenty-six week period ended July 5, 2009.

R&D costs are reported net of subsidies as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Gross spending	$16,949	$18,463	$35,548	$36,416
Less subsidies	(1,333)	(1,806)	(2,800)	(2,979)

Net expense	$15,616	$16,657	$32,748	$33,437

The decreases in R&D costs in the thirteen and twenty-six week periods ended July 4, 2010 compared to the same periods of 2009 were primarily due to expense controls. Currency fluctuations decreased R&D costs by $0.5 million for the thirteen week period of 2010 and increased R&D costs $0.5 million for the twenty-six week period of 2010.

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

SG&A costs decreased $0.2 million to $31.6 million (21.6% of net sales) in the thirteen week period ended July 4, 2010 compared to $31.8 million (22.7% of net sales) in the thirteen week period ended July 5, 2009 and increased $2.5 million to $67.2 million (22.8% of net sales) in the twenty-six week period ended July 4, 2010 compared to $64.7 million (22.9% of net sales) in the twenty-six week period ended July 5, 2009.

The decrease in SG&A costs in the thirteen week period ended July 4, 2010 compared to the same period of 2009 was primarily due to currency fluctuations of $0.5 million, offset by increased internal and agent sales commissions, primarily in Asia, which has a higher rate structure. The increase in SG&A costs in the twenty-six week period of 2010 compared to the same period of 2009 was due primarily to a $1.7 million increase in bad debt expense (see Note 18 of Condensed Notes to the Consolidated Financial Statements), as well as an increase in internal and agent sales commissions, offset by lower legal and accounting costs and a decrease in amortization of purchased intangible assets.

Restructuring, Reorganization, Relocation and Severance

In the thirteen and twenty-six week periods ended July 4, 2010, we incurred a total of $1.0 million and $1.9 million of costs, respectively, under our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Also included in these costs were amounts related to IT system upgrades, which are expected to increase the efficiency of our manufacturing operations. Total costs incurred related to this plan were $9.7 million as of July 4, 2010 and we expect to incur approximately $1.4 million in the remainder of 2010 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $11.1 million.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.3 million	$3.3 million incurred.

Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.

Shift of supply chain	$6.1 million	$5.4 million incurred. Remainder in 2010.

IT system upgrades	$1.4 million	$0.7 million incurred. Remainder in 2010

The actions related to our 2008 restructuring plan reduced annualized manufacturing costs and operating expenses and increased cash flow by approximately $6.0 million in 2009 and we expect them to reduce such costs and increase cash flow by approximately $15 million to $18 million over the next three years.

April 2010 Restructuring

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next six to nine months, will result in the termination of approximately 50 positions in Eindhoven. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Severance costs were accrued as of July 4, 2010 as such amounts are probable and reasonably estimable. The other costs are being expensed as incurred. Consummation will be subject to local contractual, legal and regulatory requirements, including, but not limited to, communications and negotiations with the works council and trade unions involved in the Eindhoven operations. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the April 2010 restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus.

We incurred a total of $8.1 million of costs related to the April 2010 restructuring plan in the thirteen and twenty-six week periods ended July 4, 2010 and expect to incur an additional $1.4 million to $2.2 million as detailed in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $9.5 million to $10.3 million.

Restructuring Activity Expense Type	Approximate Range of Expected Costs	Expected Timing
Severance costs related to work force reduction and reorganization (approximately 50 employees)	$8.5 million – $9 million in cash expense	$7.7 million incurred. Remainder in third quarter of 2010 through Second Quarter of 2011

Product line transfer, training of Brno employees and facility build-out in Brno	$1.0 million - $1.3 million in cash expense	$0.4 million incurred. Remainder in third quarter of 2010 through Second Quarter of 2011

The actions related to our 2010 restructuring plan are expected to reduce manufacturing costs and operating expenses and increase cash flow by approximately $4.5 million per year once the move to the Czech Republic is complete.

The following table summarizes activity related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Twenty-Six Weeks Ended July 4, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$8,082	$(963)	$170	$7,289
Transfer of manufacturing and related activities and shift of supply chain	—	779	(779)	—	—
IT system upgrades	—	748	(748)	—	—
Abandoned leases, leasehold improvements and facilities	32	—	—	—	32
Product line transfer, training of Brno employees and facility build-out in Brno	—	360	(344)	—	16

	$32	$9,969	$(2,834)	$170	$7,337

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

For the thirteen and twenty-six week periods ended July 4, 2010, Other, net related to foreign currency gains and losses on transactions, cash flow hedge ineffectiveness and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. We also recognized a $0.1 million gain in the thirteen and twenty-six week periods ended July 4, 2010 on the early redemption of our 2.875% notes.

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

Income Tax Expense

Our income tax benefit of approximately $13.5 million and $12.7 million for the thirteen and twenty-six week periods ended July 4, 2010, respectively, primarily resulted from the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits. These amounts were offset by taxes accrued in both the U.S. and foreign tax jurisdictions.

In June 2010, we received confirmation that the U.S. and The Netherlands taxing authorities had entered into a mutual agreement with us on various transfer pricing issues related to our operations. We had previously provided valuation allowances against U.S. deferred tax assets and tax reserves related to the uncertainty surrounding sources of future U.S. income and the outcome of the negotiations between the taxing authorities.

As a result of the mutual agreement, we released valuation allowance and tax reserves of approximately $47.9 million, of which $12.5 million was recorded as a benefit to shareholder’s equity. The remaining $35.4 million of tax benefit was offset by tax expense of $18.1 million to recognize the impact of our new transfer pricing methodology in prior periods.

Our income tax expense of $2.9 million for the twenty-six weeks ended July 5, 2009 reflected taxes accrued in foreign jurisdictions, reduced by tax benefits related to the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S. The effective tax rate also reflected the release of certain tax contingencies due to the lapse of statutes of limitation in the first quarter of 2009.

As of July 4, 2010, unrecognized tax benefits totaled $6.0 million and related primarily to uncertainty surrounding intercompany pricing, tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $9.4 million and $1.6 million, respectively, at July 4, 2010 and December 31, 2009. Valuation allowances on deferred tax assets totaled $3.5 million and $38.0 million, respectively, as of July 4, 2010 and December 31, 2009. We continue to record a valuation allowance against a portion of U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

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

Liquidity and Capital Resources

Auction Rate Securities, Put Right and UBS Credit Facility

During the second quarter of 2010, all of our remaining ARS were redeemed, with the proceeds being used to repay in full the UBS Credit Facility. In connection with the redemption of the remaining ARS, the Put Right was terminated. As of July 4, 2010, we did not have any ARS on our balance sheet and the UBS Credit Facility had been terminated.

Other Credit Facilities and Letters of Credit

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of July 4, 2010.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At July 4, 2010, we had $45.1 million of these guarantees and letters of credit outstanding, of which approximately $44.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

Sources of Liquidity and Capital Resources

Our sources of liquidity and capital resources as of July 4, 2010 consisted of $330.6 million of cash, cash equivalents, short-term restricted cash and short-term investments, $12.2 million in non-current investments, $32.6 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from July 4, 2010.

In the twenty-six week period ended July 4, 2010, cash and cash equivalents and short-term restricted cash increased $78.5 million to $219.8 million as of July 4, 2010 from $141.3 million as of December 31, 2009 primarily as a result of $26.1 million provided by operations, $98.9 million from the redemption of ARS, $3.9 million of proceeds from the exercise of employee stock options and the net redemption of $41.0 million of marketable securities. These factors were partially offset by $4.4 million used for the purchase of property, plant and equipment, $59.6 million of repayments on our UBS line of credit, $9.1 million used for the early redemption of $9.1 million par value of our 2.875% convertible subordinated notes and a $14.6 million unfavorable effect of exchange rate changes.

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

Accounts receivable increased $0.6 million to $153.2 million as of July 4, 2010 from $152.6 million as of December 31, 2009, primarily due to the timing of system acceptances for balances due on acceptance, offset by a decrease in sales in the second quarter of 2010 as compared to the fourth quarter of 2009. The July 4, 2010 balance included a $5.4 million decrease related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 96 days at July 4, 2010 compared to 90 days at December 31, 2009.

Inventories decreased $6.3 million to $131.9 million as of July 4, 2010 compared to $138.2 million as of December 31, 2009, primarily due to weakness of the euro relative to the U.S. dollar in foreign exchange markets, the timing of shipments and product mix. The July 4, 2010 balance also included a $14.9 million decrease related to changes in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.6 times for the quarter ended July 4, 2010 and 2.3 times for the quarter ended July 5, 2009.

Deferred tax assets, current and long term, net of deferred tax liabilities increased $7.8 million to $9.4 million as of July 4, 2010 compared to $1.6 million as of December 31, 2009 primarily due to release of valuation allowances against our U.S. deferred tax assets.

Other current assets increased $1.8 million to $41.3 million as of July 4, 2010 compared to $39.5 million as of December 31, 2009, primarily due to a $13.5 million increase in our income tax receivables as a result of tax refunds due from the settlement of various transfer pricing issues with The Netherlands and the excess of current tax payments over current tax expense in various jurisdictions, offset by the $11.7 million decrease in value of the Put Right related to our previously outstanding ARS. Other current assets at July 4, 2010 and December 31, 2009 included $0 and $11.7 million, respectively, for the value of the Put Right and $17.2 million and $3.7 million, respectively, of income taxes receivable.

Expenditures for property, plant and equipment of $4.4 million in the twenty-six week period ended July 4, 2010 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2010 to be approximately $16 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Other assets, net decreased $3.8 million to $13.8 million as of July 4, 2010 compared to $17.6 million as of December 31, 2009, primarily due to the reclassification of a portion of our lease receivables to current.

Income taxes payable increased $4.8 million to $6.1 million as of July 4, 2010 compared to $1.3 million as of December 31, 2009 primarily due to accruals for U.S. taxes on current period income. Our receivable for income taxes of $17.2 million at July 4, 2010 is included as a component of other current assets.

Other current liabilities decreased $17.4 million to $30.3 million as of July 4, 2010 compared to $47.7 million as of December 31, 2009, primarily due to the release of $16.4 million of accruals for unrecognized tax benefits as a result of the settlement with The Netherlands taxing authorities regarding various transfer pricing issues.

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

In March 2010, we filed suit in the United States District Court for the Eastern District of Virginia to collect approximately $2.4 million of receivables owed to us by Cambridge Global Services (“Cambridge”) of Chantilly, Virginia. Cambridge purchased three systems from us on behalf of a U.S. Federal agency and a prime contractor through a set-aside program. We delivered the systems to the end-user customers. The government agency and its contractors have paid Cambridge, but Cambridge has not paid us. Our action was one of several suits that have been filed by other scientific equipment companies against Cambridge for nonpayment for similar federal government-related purchases. In July 2010, we obtained a default judgment in the matter. Regardless, the amount of the exposure was fully reserved for in the first quarter of 2010. As a result, in management’s opinion, this matter is not expected to have a material adverse effect on our future results of operations.

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and attorneys’ fees and costs. Subsequent to the initial action, Hitachi brought ancillary claims to bar the importation of certain of our products into Japan. The customs proceedings have been concluded and the resolution is not expected to have any material impact on our business. We believe that we have meritorious defenses to these claims, and intend to vigorously defend our interests in this matter.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. For the first two quarters of 2010 and in each of the last three years, more than 61% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, The Netherlands and sales offices in many other countries.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Twenty-Six Weeks Ended
	July 4, 2010		July 5, 2009
Electronics	$98,147	33.3%	$61,688	21.9%
Research and Industry	83,947	28.4%	113,559	40.3%
Life Sciences	38,714	13.1%	40,477	14.3%
Service and Components	74,339	25.2%	66,372	23.5%

	$295,147	100.0%	$282,096	100.0%

The largest sub-parts of the Electronics market segment are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. Beginning with the second half of 2007, we experienced significant variability in bookings and revenue in our Electronics segment due to the downturn in the spending cycle in the semiconductor and data storage industry. The semiconductor capital equipment market has recovered strongly in the first half of 2010, but the durability and duration of the recovery are uncertain. Global economic conditions may be beginning to stabilize, but economic recovery is tentative and its strength is unknown. During downturns, our sales and gross profit margins generally decline.

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

A significant portion of our Life Sciences and Research and Industry revenue is dependant on government investments in research and development of new technology. To the extent that governments, especially in Europe, reduce their spending in response to budget deficits and debt limitations, demand for our products could be affected. To date, we have not seen an impact from such actions. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the first two quarters of 2010 and all of 2009, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, especially the euro, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. We recorded an $84,000 and a $1.7 million charge, respectively, for hedge ineffectiveness related to our cash flow hedges in the first two quarters of 2010 and 2009 as a result of currency fluctuations. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.

We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $0.4 million and $2.7 million, respectively, in the first two quarters of 2010 and 2009.

We seek to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at July 4, 2010.

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

If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. For example, during 2008 and 2009, our net sales contained a smaller portion of sales from our relatively higher margin products within the Electronics segment, which contributed to a decrease in our overall gross margins as compared to 2007. Our Electronics business, which ultimately depends on consumers who buy electronic devices, has been showing signs of recovery since the end of 2009, but the strength and durability of the recovery are uncertain. To the extent that the recovery in this market segment slows or stalls, our overall margins may be negatively affected. In addition, the Life Sciences segment has been growing as a percentage of our business. Particularly in the second half of 2009, Life Sciences margins were below overall averages due to aggressive pricing on certain new products, as well as unexpected higher manufacturing costs on some of our new products. If we are not able to reduce manufacturing costs and obtain higher pricing, our margins could suffer in the future.

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

In 2008, we announced a restructuring that will involve estimated cash charges of approximately $11.1 million, $9.7 million of which has been incurred through July 4, 2010. The 2008 plan includes relocating part of our supply chain, relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures and upgrading IT systems in order to increase the efficiency of our manufacturing operations. In addition, we will have severed some employees and are aiming to lower operating expenses. The expense of the restructuring adversely affected our financial performance for 2008 and 2009 and the first two quarters of 2010. Moreover, the cash charges for the 2008 restructuring are only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next nine months, will result in the termination of approximately 50 positions in Eindhoven. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Consummation will be subject to local contractual, legal and regulatory requirements, including, but not limited to, communications and negotiations with the works council and trade unions involved in the Eindhoven operations. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the announced restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. We will incur various costs and expenses related to the restructuring, which are expected to total between approximately $9.5 million and $10.3 million, $8.1 million of which have been incurred through July 4, 2010.

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

We are currently implementing a plan to shift manufacturing for certain products to other of our factories and third parties in the U.S. Moving product manufacturing includes, among others, the following risks:

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

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts, however, may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, AP Tech, Frencken Mechatronics B.V., Sanmina-SCI Corporation and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world-wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (RoHS regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

As described in more detail in the section entitled “Item 1. Legal Proceedings,” in November 2009, one of our competitors, Hitachi, filed suit against our subsidiary, FEI Japan, in the District Court in Tokyo alleging infringement of five patents. Based on information available to us, we believe that we have meritorious defenses against the lawsuit and we intend to vigorously defend our interests in these matters. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could prohibit us from selling one or more products in Japan, and could include monetary damages. If we were to receive an unfavorable ruling, or if we are unable to negotiate a satisfactory settlement in this matter, our business and results of operations could be materially harmed.

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

We have significant indebtedness. As of July 4, 2010, we had total convertible long-term debt of $90.9 million due in 2013. In addition, we have a secured credit line for $100.0 million and also have access to a $50.0 million yen unsecured uncommitted bank borrowing facility in Japan. However, no amounts were outstanding on these credit facilities at July 4, 2010. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be further diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,095,741 shares of our common stock. These shares, however, were not included in our diluted share count for the thirteen or twenty-six week periods ended July 5, 2009, because they were antidilutive; and

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

In February 2009, the U.S. Congress passed the American Recovery and Reconstruction Act (the “ARRA”), which included approximately $15 billion of additional stimulus funding for agencies which are our customers, or which fund some of our customers. A portion of these funds could be allocated to scientific equipment purchases. Less than 5% and 10% of our orders in the first two quarters of 2010 and the second half of 2009, respectively, were funded by the ARRA and agency awards under the ARRA have been occurring somewhat more slowly than we expected. If the funding under the ARRA is rescinded, or if the agencies allocate the funds away from our types of equipment, a potential source of growth for us could be reduced or removed completely.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first two quarters of 2010 and in each of the last three years, we have derived more than 61% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on February 18, 2009.(3)

10.1	Settlement Agreement by and between Robert H.J. Fastenau and FEI Company, dated April 20, 2010.(4)

10.2	1995 Stock Incentive Plan, as amended.(5)

10.3	Employee Share Purchase Plan, as amended.(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(2)	Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.
(4)	Incorporated by reference to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 23, 2010.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: August 6, 2010	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)