Form 10-Q
period 2010-10-03
FEI CO
filed 2010-11-05
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

The number of shares of common stock outstanding as of November 1, 2010 was 38,229,919.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	October 3, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$241,013	$124,199
Short-term investments in marketable securities	38,341	212,119
Short-term restricted cash	16,177	17,141
Receivables, net of allowances for doubtful accounts of $5,950 and $3,306	179,570	152,601
Inventories	159,728	138,242
Deferred tax assets	14,928	2,734
Other current assets	40,055	39,470

Total Current Assets	689,812	686,506

Non-current investments in marketable securities	45,102	39,662
Long-term restricted cash	41,863	35,901
Property, plant and equipment, net of accumulated depreciation of $95,633 and $86,942	79,382	81,893
Goodwill	44,816	44,615
Deferred tax assets	8,392	3,369
Non-current inventories	43,935	44,385
Other assets, net	13,189	17,638

Total Assets	$966,491	$953,969

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$50,779	$40,587
Accrued payroll liabilities	23,025	18,911
Accrued warranty reserves	7,953	7,477
Accrued agent commissions	11,800	10,046
Deferred revenue	76,302	65,805
Income taxes payable	5,349	1,321
Accrued restructuring, reorganization, relocation and severance	5,583	32
Short-term line of credit	—	59,600
Other current liabilities	34,826	47,693

Total Current Liabilities	215,617	251,472

Convertible debt	89,012	100,000
Deferred tax liabilities	8,864	4,298
Other liabilities	32,806	30,675

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 38,228 and 37,859 shares issued and outstanding, no par value	508,081	485,557
Retained earnings	53,680	21,476
Accumulated other comprehensive income	58,431	60,491

Total Shareholders’ Equity	620,192	567,524

Total Liabilities and Shareholders’ Equity	$966,491	$953,969

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Net Sales:
Products	$113,365	$105,458	$334,010	$320,802
Products - related party	59	104	222	484
Service and components	39,499	35,144	113,649	101,410
Service and components - related party	82	93	271	199

Total net sales	153,005	140,799	448,152	422,895

Cost of Sales:
Products	60,728	61,658	187,484	182,672
Service and components	25,748	23,760	75,126	69,989

Total cost of sales	86,476	85,418	262,610	252,661

Gross Profit	66,529	55,381	185,542	170,234

Operating Expenses:
Research and development	15,942	16,705	48,690	50,142
Selling, general and administrative	32,435	30,176	99,614	94,827
Restructuring, reorganization, relocation and severance	536	601	10,505	2,630

Total operating expenses	48,913	47,482	158,809	147,599

Operating Income	17,616	7,899	26,733	22,635

Other Income (Expense):
Interest income	440	498	2,164	2,299
Interest expense	(1,025)	(1,191)	(3,546)	(4,298)
Other, net	(472)	(116)	(1,211)	(631)

Total other income (expense), net	(1,057)	(809)	(2,593)	(2,630)

Income before income taxes	16,559	7,090	24,140	20,005
Income tax expense	4,639	1,030	(8,064)	3,947

Net income	$11,920	$6,060	$32,204	$16,058

Basic net income per share	$0.31	$0.16	$0.85	$0.43

Diluted net income per share	$0.30	$0.16	$0.82	$0.43

Shares used in per share calculations:
Basic	38,186	37,610	38,041	37,461

Diluted	41,536	38,067	41,698	37,810

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Net income	$11,920	$6,060	$32,204	$16,058
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	24,985	12,664	(4,452)	16,272
Change in unrealized loss on available-for-sale securities	(15)	72	47	49
Change in minimum pension liability	—	2	—	2
Changes due to cash flow hedging instruments:
Net gain on hedge instruments	3,438	616	384	1,227
Reclassification to net income of previously deferred (gains) losses related to hedge derivatives instruments	664	(508)	1,961	1,489

Comprehensive income	$40,992	$18,906	$30,144	$35,097

See accompanying Condensed Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009
Cash flows from operating activities:
Net income	$32,204	$16,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,876	12,632
Amortization	2,140	2,399
Stock-based compensation	8,020	7,989
Gain on trading securities and UBS Put Right	(26)	(465)
Loss on disposal of investments, property, plant and equipment and intangible assets	(39)	83
Write-off of deferred note issuance costs on redemption	125	250
Gain on redemption of 2.875% convertible note	(115)	(2,025)
Income taxes receivable (payable), net	(19,563)	602
Deferred income taxes	3,872	1,592
(Increase) decrease in:
Receivables	(24,671)	(17,913)
Inventories	(25,234)	(8,042)
Other assets	364	(1,419)
Increase (decrease) in:
Accounts payable	9,721	2,022
Accrued payroll liabilities	2,738	(1,588)
Accrued warranty reserves	476	905
Deferred revenue	11,987	16,794
Accrued restructuring, reorganization, relocation and severance costs	5,146	(203)
Other liabilities	2,586	(4,294)

Net cash provided by operating activities	22,607	25,377

Cash flows from investing activities:
Decrease in restricted cash	(6,581)	11,898
Acquisition of property, plant and equipment	(5,321)	(9,316)
Proceeds from disposal of property, plant and equipment	—	25
Purchase of investments in marketable securities	(138,711)	(143,108)
Redemption of investments in marketable securities	219,385	39,625
Proceeds from the sale of auction rate securities	98,925	—
Other	(304)	(4,485)

Net cash provided by (used by) investing activities	167,393	(105,361)

Cash flows from financing activities:
Redemption of 2.875% convertible notes	(10,893)	(13,077)
Witholding taxes paid on issuance of vested restricted stock units	(1,540)	(1,781)
Proceeds from line of credit	—	70,800
Repayments on line of credit	(59,600)	—
Proceeds from exercise of stock options and employee stock purchases	5,262	3,518

Net cash (used by) provided by financing activities	(66,771)	59,460

Effect of exchange rate changes	(6,415)	2,982

Increase (decrease) in cash and cash equivalents	116,814	(17,542)

Cash and cash equivalents:
Beginning of period	124,199	146,521

End of period	$241,013	$128,979

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$5,938	$1,663
Cash paid for interest	2,364	2,890
Inventories transferred from (to) fixed assets	3,026	(5,360)

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and thirty-nine weeks ended October 3, 2010 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on February 19, 2010.

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

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Also at our 2010 annual meeting of shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 10,000,000 to 10,250,000. Our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock. At October 3, 2010, there were 3,193,368 shares available for grant under these plans and 5,130,279 shares of our common stock were reserved for issuance.

Certain information regarding all options outstanding as of October 3, 2010 was as follows:

	Options Outstanding	Options Exercisable
Number	1,336,584	1,059,798
Weighted average exercise price	$23.13	$22.62
Aggregate intrinsic value	$0.4 million	$0.4 million
Weighted average remaining contractual term	2.9 years	2.1 years

Restricted stock units (“RSUs”) outstanding, including awards issued within and outside of the 1995 Plan, totaled 600,327 at October 3, 2010.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Cost of sales	$268	$316	$883	$1,023
Research and development	351	286	1,100	945
Selling, general and administrative	1,852	1,756	6,037	6,021

	$2,471	$2,358	$8,020	$7,989

As of October 3, 2010, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $14.2 million, which will be recognized over the weighted average remaining vesting period of 1.7 years.

NOTE 4.	EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended October 3, 2010			Thirteen Weeks Ended October 4, 2009
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$11,920	38,186	$0.31	$6,060	37,610	$0.16
Dilutive effect of stock options calculated using the treasury stock method	—	25	—	—	158	—
Dilutive effect of restricted stock units	—	127	—	—	134	—
Dilutive effect of 2.875% convertible debt	567	3,033	(0.01)	—	—	—
Dilutive effect of shares issuable to Philips	—	165	—	—	165	—

Diluted EPS	$12,487	41,536	$0.30	$6,060	38,067	$0.16

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Convertible debt		—			3,407

Stock options and restricted stock units		1,475			398

	Thirty-Nine Weeks Ended October 3, 2010			Thirty-Nine Weeks Ended October 4, 2009
	Net Income	Shares	Per Share Amount(1)	Net Income	Shares	Per Share Amount(1)
Basic EPS	$32,204	38,041	$0.85	$16,058	37,461	$0.43
Dilutive effect of stock options calculated using the treasury stock method	—	91	—	—	87	—
Dilutive effect of restricted stock units	—	117	—	—	90	—
Dilutive effect of 2.875% convertible debt	1,819	3,284	(0.03)	—	—	—
Dilutive effect of shares issuable to Philips	—	165	—	—	172	—

Diluted EPS	$34,023	41,698	$0.82	$16,058	37,810	$0.43

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Convertible debt		—			3,407

Stock options and restricted stock units		1,218			1,065

(1)	Per share amounts may not add due to rounding.

NOTE 5.	CREDIT FACILITIES AND RESTRICTED CASH

We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of October 3, 2010, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of October 3, 2010.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees, which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At October 3, 2010, we had $58.7 million of these guarantees and letters of credit outstanding, of which approximately $58.0 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

NOTE 6.	ARS CALL AND REDEMPTION, SETTLEMENT OF THE PUT RIGHT AND UBS CREDIT FACILITY REPAYMENT

During the thirteen and thirty-nine weeks ended October 3, 2010, $0 and $37.2 million, respectively, of our auction rate securities (“ARS”) were called at par. The remaining total of $61.7 million of our ARS were put to UBS AG (together with its affiliates, “UBS”) on June 30, 2010 in accordance with our put right (the “Put Right”). As of October 3, 2010 we no longer held any investments in ARS. Additionally, in conjunction with the redemption of the ARS, we no longer have a value assigned to the UBS Put Right. We recorded a gain on the settlement of the ARS of $11.7 million in the thirty-nine weeks ended October 3, 2010 as a component of other income, net. Offsetting this gain in other income, net were charges due to the write off of our Put Right of $11.7 million in the same period.

The cash proceeds from the calls and redemption of the ARS were first used to repay the amount outstanding under the UBS Credit Facility in accordance with the settlement agreement. Following these calls and redemption, and as of October 3, 2010, there was no longer a balance outstanding on the UBS Credit Facility. The UBS Credit Facility was terminated in connection with the full repayment of amounts outstanding.

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

Inventories consisted of the following (in thousands):

	October 3, 2010	December 31, 2009
Raw materials and assembled parts	$55,256	$44,829
Service inventories, estimated current requirements	15,738	15,765
Work-in-process	61,293	57,762
Finished goods	27,441	19,886

Total inventories	$159,728	$138,242

Non-current inventories	$43,935	$44,385

Non-service inventory valuation adjustments totaled $1.6 million and $2.7 million, respectively, during the thirteen and thirty-nine week periods ended October 3, 2010 and $0.5 million and $2.3 million, respectively, in the comparable periods of 2009. Provision for service inventory valuation adjustments totaled $1.4 million and $3.9 million, respectively, during the thirteen and thirty-nine week periods ended October 3, 2010 and $1.1 million and $3.6 million, respectively, during the comparable periods of 2009.

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009
Balance, beginning of period	$44,615	$40,964
Additions	—	3,631
Adjustments to goodwill	201	31

Balance, end of period	$44,816	$44,626

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

Other Intangible Assets

Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	October 3, 2010	December 31, 2009
Purchased technology	5 to 12 years	$46,179	$46,299
Accumulated amortization		(46,112)	(45,913)

		67	386

Patents, trademarks and other	2 to 15 years	7,533	7,474
Accumulated amortization		(3,711)	(2,852)

		3,822	4,622

Note issuance costs	7 years	2,445	2,747
Accumulated amortization		(1,513)	(1,405)

		932	1,342

Total intangible assets included in other long-term assets		$4,821	$6,350

Amortization expense was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009
Purchased technology	$291	$530
Patents, trademarks and other	874	836
Note issuance costs	410	555

	$1,575	$1,921

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Purchased Technology	Patents, Trademarks and Other	Note Issuance Costs
Remainder of 2010	$67	$262	$87
2011	—	996	350
2012	—	951	350
2013	—	895	145
2014	—	517	—
Thereafter	—	201	—

	$67	$3,822	$932

NOTE 9.	WARRANTY RESERVES

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

The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009
Balance, beginning of period	$7,477	$6,439
Reductions for warranty costs incurred	(5,711)	(7,581)
Warranties issued	6,155	8,559
Translation and other items	32	137

Balance, end of period	$7,953	$7,554

NOTE 10.	INCOME TAXES

We recorded tax expense (benefit) of approximately $4.6 million and $(8.1) million for the thirteen and thirty-nine week periods ended October 3, 2010. The benefit primarily resulted from the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits. These amounts were offset by taxes accrued in both the U.S. and foreign tax jurisdictions.

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

Deferred Income Taxes

Deferred tax assets, net of a valuation allowance of $3.6 million and $38.0 million, respectively, as of October 3, 2010 and December 31, 2009 were classified on the balance sheet as follows (in thousands):

	October 3, 2010	December 31, 2009
Deferred tax assets – current	$14,928	$2,734
Deferred tax assets – non-current	8,392	3,369
Other current liabilities	(4,214)	(229)
Deferred tax liabilities – non-current	(8,864)	(4,298)

Net deferred tax assets	$10,242	$1,576

Unrecognized Tax Benefits

During the thirteen and thirty-nine week periods ended October 3, 2010, unrecognized tax benefits decreased by approximately zero and $14.1 million, respectively. Also, the decreases in prior unrecognized tax benefits resulting from effective settlements with taxing authorities was approximately zero and $16.4 million, respectively, and there were no increases or decreases for lapses of statutes of limitations. We classify interest and penalties associated with unrecognized tax benefits as a component of tax expense in the consolidated statement of operations.

Current and non-current liability components of unrecognized tax benefits at October 3, 2010 and December 31, 2009 were classified on the balance sheet as follows (in thousands):

	October 3, 2010	December 31, 2009
Other current liabilities	$1,611	$17,734
Other liabilities	4,426	2,416

Unrecognized tax benefits	$6,037	$20,150

During the thirteen and thirty-nine week periods ended October 3, 2010, we reclassified approximately zero and $0.4 million, respectively, of unrecognized tax benefits to current based on the estimated timing of settlement.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of October 3, 2010:

Jurisdiction	Open Tax Years
U.S.	2005 and forward
The Netherlands	2005 and forward
Czech Republic	2008 and forward

NOTE 11.	RELATED PARTY AND OTHER ACTIVITY

During the thirteen and thirty-nine week periods ended October 3, 2010 and the comparable periods of 2009, we sold products and services to Applied Materials, Inc. A director of Applied Materials, Inc. is a member of our Board of Directors. We also sold services to Cascade Microtech, Inc. Our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc. Sales to Applied Materials, Inc. and Cascade Microtech, Inc. were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Product sales:
Applied Materials, Inc.	$59	$104	$222	$484

Total product sales	59	104	222	484

Service and component sales:
Applied Materials, Inc.	75	88	249	192
Cascade Microtech, Inc.	7	5	22	7

Total service and component sales	82	93	271	199

Total sales to related parties	$141	$197	$493	$683

As of October 3, 2010, Applied Materials, Inc. and Cascade Microtech, Inc. owed us $78,000 and $8,000, respectively, related to their purchases.

One of our named executive officers serves on the Board of Directors of Schneeberger, Inc., one of the members of our Board of Directors also serves on the Supervisory Board of TMC BV and one of the members of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services.

During the thirteen and thirty-nine week periods ended October 3, 2010 and the comparable periods of 2009, we purchased products and services from Schneeberger, Inc., TMC BV and EasyStreet Online Services as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Schneeberger, Inc.	$951	$708	$2,540	$2,746
TMC BV	—	95	77	227
EasyStreet Online Services	18	12	44	90

Amounts owed for these purchases were as follows (in thousands):

As of October 3, 2010
Schneeberger, Inc.	$56
TMC BV	26
EasyStreet Online Services	—

NOTE 12.	REDEMPTION OF 2.875% CONVERTIBLE SUBORDINATED NOTES

We redeemed the following amounts of our 2.875% Convertible Subordinated Notes in the thirty-nine week period ended October 3, 2010:

Date	Amount Redeemed	Redemption Price	Redemption Discount	Related Note Issuance Costs Written Off
June 24, 2010	$7,940,000	98.9%	$89,325	$90,904
June 29, 2010	1,200,000	99.0%	12,000	13,703
July 8, 2010	1,848,000	99.25%	13,860	20,546

	$10,988,000		$115,185	$125,153

NOTE 13.	COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and legal costs. Two of the patents in the infringement case expired in June and September 2010, respectively, and, as a consequence, Hitachi dropped those patents from the infringement case. Hitachi filed two new complaints in the District Court of Tokyo for past damages on the expired patents in the amount of 2.5 billion yen (or $30.6 million, based on an exchange rate of 1 USD = 81.3143 JPY) in July 2010 and 1.3 billion yen (or $15.6 million, based upon the same exchange rate) in October 2010. Hitachi has also brought ancillary claims to bar the importation of certain of our products into Japan. One of these customs proceedings has been concluded and the other is on-going. FEI Japan has filed actions with the Japanese Patent Office to invalidate two of the patents that were the subject of the first customs proceeding, and to invalidate one of the patents from the infringement case, which is also the subject of the second customs proceeding. The resolution of these proceedings is not expected to have any material effect on our business. We believe that we have meritorious defenses to Hitachi’s claims, and intend to vigorously defend our interests in these matters.

In management’s opinion, the resolution of the Hitachi case, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. This claim, or any claim of infringement or violation of intellectual property rights, with or without merit, could require us to change our technology, change our business practices, pay damages, enter into a licensing arrangement or take other actions that may result in additional costs or other actions that are detrimental to our business.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $72.3 million at October 3, 2010. These commitments expire at various times through the third quarter of 2011.

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Thirteen Weeks Ended October 3, 2010	Electronics	Research and Industry	Life Sciences	Service and Components	Corporate and Eliminations	Total
Sales to external customers	$43,979	$51,172	$18,273	$39,581	$—	$153,005
Gross profit	22,073	22,179	8,444	13,833	—	66,529

Thirteen Weeks Ended October 4, 2009
Sales to external customers	$31,729	$61,581	$12,252	$35,237	$—	$140,799
Gross profit	14,621	25,494	3,789	11,477	—	55,381

Thirty-Nine Weeks Ended October 3, 2010
Sales to external customers	$142,126	$135,119	$56,987	$113,920	$—	$448,152
Gross profit	68,595	54,729	23,424	38,794	—	185,542

Thirty-Nine Weeks Ended October 4, 2009
Sales to external customers	$93,417	$175,140	$52,729	$101,609	$—	$422,895
Gross profit	44,881	73,900	19,833	31,620	—	170,234

October 3, 2010
Total assets	$126,236	$141,937	$46,179	$153,926	$498,213	$966,491
Goodwill	18,129	18,003	3,626	5,059	(1)	44,816

December 31, 2009
Total assets	$99,091	$127,938	$59,897	$137,207	$529,836	$953,969
Goodwill	18,139	17,785	3,628	5,064	(1)	44,615

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

No customer accounted for 10% or more of our total sales in the thirteen or thirty-nine week periods ended October 3, 2010 or October 4, 2009.

NOTE 15.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

April 2008 Restructuring

In the thirteen and thirty-nine week periods ended October 3, 2010, we incurred a total of $1.2 million and $3.1 million of costs, respectively, under our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Also included in these costs were amounts related to IT system upgrades, which are expected to increase the efficiency of our manufacturing operations. Total costs incurred related to this plan were $10.9 million as of October 3, 2010 and we expect to incur approximately $1.0 million in the remainder of 2010 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $11.9 million.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.3 million	$3.3 million incurred.

Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.

Shift of supply chain	$6.1 million	$5.7 million incurred. Remainder in 2010.

IT system upgrades	$2.2 million	$1.6 million incurred. Remainder in 2010

April 2010 Restructuring

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next six to nine months, will result in the termination of approximately 30 to 35 positions in Eindhoven. This expectation is down from our original estimate of 50 positions and is driven by improved business conditions. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Severance costs were accrued as of July 4, 2010, as such amounts were probable and reasonably estimable. We adjusted our severance accrual in the third quarter of 2010 to reflect the reduced estimate of employees subject to the severance agreement. The impact on our severance accrual was a reduction of $0.9 million. The other costs are being expensed as incurred. Consummation will be subject to local contractual, legal and regulatory requirements, including, but not limited to, communications and negotiations with the works council and trade unions involved in the Eindhoven operations. As of October 3, 2010, we had obtained approval from the works council and negotiations with the trade union were complete. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the April 2010 restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus.

We incurred a total of $(0.7) million and $7.4 million, respectively, of costs related to the April 2010 restructuring plan in the thirteen and thirty-nine week periods ended October 3, 2010 and expect to incur an additional $1.1 million to $1.9 million as detailed in the table below. The benefit of $0.7 million recorded in the thirteen week period resulted from adjustments to our severance accruals, offset by other costs associated with the restructuring program. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $8.5 million to $9.3 million.

A summary of the expenses related to our April 2010 restructuring plan is as follows:

Restructuring Activity Expense Type	Approximate Range of Expected Costs	Expected Timing
Severance costs related to work force reduction and reorganization (approximately 30 - 35 employees)	$7.5 million – $8 million in cash expense	$6.8 million incurred. Remainder through the second quarter of 2011

Product line transfer, training of Brno employees and facility build-out in Brno	$1.0 million - $1.3 million in cash expense	$0.6 million incurred. Remainder through the second quarter of 2011

The following table summarizes activity related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirty-Nine Weeks Ended October 3, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Translation Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$7,178	$(2,099)	$472	$5,551
Transfer of manufacturing and related activities and shift of supply chain	—	1,127	(1,127)	—	—
IT system upgrades	—	1,583	(1,583)	—	—
Abandoned leases, leasehold improvements and facilities	32	—	—	—	32
Product line transfer, training of Brno employees and facility build-out in Brno	—	617	(617)	—	—

	$32	$10,505	$(5,426)	$472	$5,583

NOTE 16.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

Fair Value at October 3, 2010	Level 1	Level 2	Level 3
Available for sale marketable securities:
U.S. Treasury and Agency securities	$113,524	$—	$—
Certificates of deposit	—	7,152	—
Trading securities:
Equity securities – mutual funds	2,754	—	—
Derivative contracts, net	—	5,256	—

	$116,278	$12,408	$—

Fair Value at December 31, 2009
Available for sale marketable securities:
U.S. Government-backed securities	$128,170	$—	$—
Certificates of deposit and commercial paper	33,575	—	—
Trading securities:
Equity securities – mutual funds	2,848	—	—
ARS	—	—	87,188
Derivative contracts, net	—	(2,286)	—
Put Right	—	—	11,711

	$164,593	$(2,286)	$98,899

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2009	$87,188	$11,711
Call of ARS	(11,850)	—
Losses due to the change in fair value of ARS included as a component of other income, net	(626)	—
Gains due to the change in fair value of Put Right included as a component of other income, net	—	637

Balance, April 4, 2010	74,712	12,348
Call and redemption of ARS	(87,075)	—
Gains due to the settlement of ARS included as a component of other income, net	12,363	—
Loss due to the write-off of Put Right as a result of the settlement of the ARS included as a component of other income, net	—	(12,348)

Balance, July 4, 2010 and October 3, 2010	$—	$—

	Auction Rate Securities	Put Right
Balance, December 31, 2008	$91,680	$17,917
Increase in fair value of ARS included as a component of other income, net	3,686	—
Decrease in fair value of put right included as a component of other income, net	—	(3,577)

Balance, April 5, 2009	95,366	14,340
Increase in fair value of ARS included as a component of other income, net	1,405	—
Decrease in fair value of put right included as a component of other income, net	—	(1,142)

Balance, July 5, 2009	96,771	13,198
Increase in fair value of ARS included as a component of other income, net	2,847	—
Decrease in fair value of put right included as a component of other income, net	—	(2,752)

Balance, October 4, 2009	$99,618	$10,446

The fair value of our available for sale and trading marketable securities is based on quoted market prices.

We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at October 3, 2010.

There were no changes to our valuation techniques during the first three quarters of 2010.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

At October 3, 2010, we had $89.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair value of our fixed rate convertible debt was approximately $90.7 million at October 3, 2010.

NOTE 17.	DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates. As of October 3, 2010 and December 31, 2009, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $58.0 million and $50.0 million, respectively and the aggregate notional amount of our outstanding derivative contracts for our balance sheet positions was $113.2 million and $88.9 million, respectively. The outstanding contracts at October 3, 2010 have varying maturities through the third quarter of 2011. We do not enter into derivative financial instruments for speculative purposes.

We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at October 3, 2010. In addition, there are no credit contingent features in our derivative instruments.

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

Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $0.6 million and $1.0 million, respectively, in the thirteen and thirty-nine week periods ended October 3, 2010 and $0.2 million and $2.9 million, respectively, in the comparable periods of 2009.

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

Summary

At October 3, 2010 and December 31, 2009, the fair value carrying amount of our derivative instruments was included in our balance sheet as follows:

Location in Balance Sheet
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	October 3, 2010	December 31, 2009	October 3, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments (Cash Flow Hedges)

Foreign Exchange Contracts	$2,972	$671	$203	$549

Derivatives Not Designated as Hedging Instruments (Balance Sheet Related)

Foreign Exchange Contracts	$3,280	$183	$793	$2,591

The effect of derivative instruments on our Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended October 3, 2010 and October 4, 2009 were as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Thirteen Weeks Ended October 3, 2010
Foreign Exchange Contracts	$1,797	Cost of Goods Sold	$(691)	Other, net	$28

Thirteen Weeks Ended October 4, 2009
Foreign Exchange Contracts	$919	Cost of Goods Sold	$—	Other, net	$508

Thirty-Nine Weeks Ended October 3, 2010
Foreign Exchange Contracts	$(1,949)	Cost of Goods Sold	$(1,848)	Other, net	$(112)

Thirty-Nine Weeks Ended October 4, 2009
Foreign Exchange Contracts	$1,721	Cost of Goods Sold	$(268)	Other, net	$(1,221)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Thirteen Weeks Ended October 3, 2010
Foreign Exchange Contracts	Other, net	$3,780

Thirteen Weeks Ended October 4, 2009
Foreign Exchange Contracts	Other, net	$(1,788)

Thirty-Nine Weeks Ended October 3, 2010
Foreign Exchange Contracts	Other, net	$(1,212)

Thirty-Nine Weeks Ended October 4, 2009
Foreign Exchange Contracts	Other, net	$(2,248)

The unrealized gains at October 3, 2010 are expected to be reclassified to net income during the next 12 months as a result of the underlying hedged transactions also being recorded in net income.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, gross margins, non-operating expense, tax rates, net income or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; any statements of factors that may affect our 2010 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning the effects of litigation on our financial condition; any statements concerning the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and any statements made under the heading “Outlook for the Remainder of 2010.” From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” included in Part II of this report for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

Overview – Orders and Backlog

Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At October 3, 2010, our total backlog was $439.6 million, compared to $354.6 million at December 31, 2009. At October 3, 2010, our backlog consisted of $358.8 million of products and $80.8 million related to Service and Components compared to product backlog of $286.6 million and Service and Components backlog of $68.0 million at December 31, 2009.

Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last year, this long-standing trend changed somewhat and, as a result, our historic cancellation rates may increase in the future. During the first three quarters of 2010 and all of 2009, we experienced cancellations or de-bookings of $2.7 million and $12.4 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2010

We expect revenue to increase in the fourth quarter of 2010 compared with the first three quarters of 2010, based on scheduled deliveries from our record backlog of unfilled orders and our planned production schedules. While Electronics orders in the third quarter of 2010 were below the high level of the second quarter of 2010, they remained at elevated levels compared with 2009. Research and Industry bookings improved in the third quarter of 2010 compared with the first two quarters of the year, and both our backlog and our pipeline of potential orders are at high levels. Our gross and operating margins in the third quarter of 2010 increased compared with the first two quarters of the year, and we expect to be able to maintain margins generally in the range of those increased levels in the fourth quarter of 2010.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. Other than as described below regarding revenue recognition, during the first three quarters of 2010, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

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

For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. The portion of revenue related to installation, of which the estimated fair value is generally 4% of the total revenue of the transaction, is deferred until such installation and final customer acceptance are completed. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue applicable to installation and is recognized upon meeting specifications at the installation site. For new applications of our products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

We enter into arrangements with customers whereby they purchase products, accessories and service contracts from us at the same time. For sales arrangements containing multiple elements (products or services), revenue relating to the undelivered elements is deferred at the estimated selling price of the element as determined using the sales price hierarchy established in ASU 2009-13. To be considered a separate element, the deliverable in question must represent a separate element under the accounting guidance and fulfill the following criteria: the delivered item or items must have value to the customer on a standalone basis; and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.

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

New Accounting Pronouncements

See Note 18 of the Condensed Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of net sales (dollars in thousands):

	Thirteen Weeks Ended(1) October 3, 2010		Thirteen Weeks Ended(1) October 4, 2009
Net sales	$153,005	100.0%	$140,799	100.0%
Cost of sales	86,476	56.5	85,418	60.7

Gross profit	66,529	43.5	55,381	39.3
Research and development	15,942	10.4	16,705	11.9
Selling, general and administrative	32,435	21.2	30,176	21.4
Restructuring, reorganization, relocation and severance	536	0.4	601	0.4

Operating income	17,616	11.5	7,899	5.6
Other expense, net	(1,057)	(0.7)	(809)	(0.6)

Income before income taxes	16,559	10.8	7,090	5.0
Income tax expense	4,639	3.0	1,030	0.7

Net income	$11,920	7.8%	$6,060	4.3%

	Thirty-Nine Weeks Ended(1) October 3, 2010		Thirty-Nine Weeks Ended(1) October 4, 2009
Net sales	$448,152	100.0%	$422,895	100.0%
Cost of sales	262,610	58.6	252,661	59.7

Gross profit	185,542	41.4	170,234	40.3
Research and development	48,690	10.9	50,142	11.9
Selling, general and administrative	99,614	22.2	94,827	22.4
Restructuring, reorganization, relocation and severance	10,505	2.3	2,630	0.6

Operating income	26,733	6.0	22,635	5.4
Other expense, net	(2,593)	(0.6)	(2,630)	(0.6)

Income before income taxes	24,140	5.4	20,005	4.7
Income tax (benefit) expense	(8,064)	(1.8)	3,947	0.9

Net income	$32,204	7.2%	$16,058	3.8%

(1)	Percentages may not add due to rounding.

Net sales increased $12.2 million, or 8.7%, to $153.0 million, in the thirteen weeks ended October 3, 2010 (the third quarter of 2010) compared to $140.8 million in the thirteen weeks ended October 4, 2009 (the third quarter of 2009). Net sales increased $25.3 million, or 6.0%, to $448.2 million in the thirty-nine week period ended October 3, 2010 compared to $422.9 million in the thirty-nine week period ended October 4, 2009. These increases reflect increases in Electronics, Life Sciences and Service and Components, partially offset by decreases in Research and Industry as described more fully below.

Currency fluctuations decreased net sales by approximately $2.7 million and $1.8 million, respectively, during the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 as approximately 35% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar during the periods. A significant portion of our revenue is denominated in foreign currencies, especially the euro. As the U.S. dollar strengthens against the euro, this generally has the effect of reducing net sales and backlog.

Net Sales by Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	October 3, 2010		October 4, 2009
Electronics	$43,979	28.7%	$31,729	22.5%
Research and Industry	51,172	33.5%	61,581	43.8%
Life Sciences	18,273	11.9%	12,252	8.7%
Service and Components	39,581	25.9%	35,237	25.0%

	$153,005	100.0%	$140,799	100.0%

	Thirty-Nine Weeks Ended
	October 3, 2010		October 4, 2009
Electronics	$142,126	31.7%	$93,417	22.1%
Research and Industry	135,119	30.2%	175,140	41.4%
Life Sciences	56,987	12.7%	52,729	12.5%
Service and Components	113,920	25.4%	101,609	24.0%

	$448,152	100.0%	$422,895	100.0%

Electronics

The $12.3 million, or 38.6%, increase and the $48.7 million, or 52.1%, increase, respectively, in Electronics sales in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were primarily due to increases in semiconductor and data storage company capital spending for capacity expansion and new process development. We realized increases in unit sales of our wafer-level and small DualBeam products. In addition, currency fluctuations increased Electronics sales by $0.4 million and $0.9 million, respectively.

Research and Industry

The $10.4 million, or 16.9%, decrease and the $40.0 million, or 22.9%, decrease, respectively, in Research and Industry sales in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were due primarily to decreased volumes of small DualBeam and higher-priced TEM systems, partially due to the timing of customer order requirements and sluggish U.S. and world economies. In addition, the thirty-nine week period of 2009 included a large sale to a middle eastern university customer with no comparable sale in 2010. Also contributing to the decreases in the thirteen and thirty-nine week periods were a $1.4 million and $1.7 million decrease, respectively, related to currency fluctuations.

Life Sciences

The $6.0 million, or 49.1%, increase and the $4.3 million, or 8.1%, increase, respectively, in Life Sciences sales in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were due primarily to the timing of unit sales of our higher-priced TEM products, which can fluctuate with customer readiness, facility requirements and the increasing adoption of electron microscopy technology for life sciences applications. Offsetting these increases were decreases of $1.1 million and $1.2 million, respectively, related to currency fluctuations.

Service and Components

The $4.3 million, or 12.3%, increase and the $12.3 million, or 12.1%, increase, respectively, in Service and Components sales in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were due primarily to a larger install base and increased proportion of service to the semiconductor industry, which contributed to increases in service contracts. Currency fluctuations decreased Service and Component sales by $0.7 million and $0.1 million, respectively, in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009.

Sales by Geographic Region

A significant portion of our revenue has been derived from customers outside of the U.S., and we expect this to continue. The following tables show our net sales by geographic location (dollars in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 3, 2010		October 4, 2009		October 3, 2010		October 4, 2009
U.S. and Canada	$43,718	28.6%	$46,438	33.0%	$135,997	30.4%	$142,330	33.7%
Europe	54,074	35.3%	55,035	39.1%	145,362	32.4%	164,511	38.9%
Asia-Pacific Region and Rest of World	55,213	36.1%	39,326	27.9%	166,793	37.2%	116,054	27.4%

	$153,005	100.0%	$140,799	100.0%	$448,152	100.0%	$422,895	100.0%

U.S. and Canada

The $2.7 million, or 5.9%, decrease and the $6.3 million, or 4.4%, decrease, respectively, in sales to the U.S. and Canada in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were primarily due to declines in Research and Industry segment sales, partially offset by increases in Electronics segment sales. The weak condition of the U.S. economy had a negative effect on Research and Industry spending.

Europe

Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia. The $1.0 million, or 1.7%, decrease and the $19.1 million, or 11.6%, decrease, respectively, in sales to Europe in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were primarily due to decreases in Research and Industry spending as discussed above, partially offset by increases in sales of our small DualBeams, mainly to the Electronics segment. In addition, the thirty-nine week period of 2009 included a large sale to a middle eastern university customer with no comparable sale in 2010. Currency fluctuations decreased European sales by $5.3 million and $7.1 million, respectively, in the thirteen and thirty-nine week periods of 2010 compared to the same periods of 2009.

Asia-Pacific Region and Rest of World

The $15.9 million, or 40.4%, increase and the $50.7 million, or 43.7%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were primarily due to increased Electronics segment sales, principally to semiconductor and data storage customers, as well as to our investment in sales and service infrastructure in the Asia-Pacific Region. In addition, we have benefited from an increase in purchases from universities and research institutions within Asia. Currency fluctuations increased sales to the Asia-Pacific Region and Rest of World by $2.6 million and $5.3 million, respectively, in the thirteen and thirty-nine week periods of 2010 compared to the same periods of 2009.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by market segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Electronics	50.2%	46.1%	48.3%	48.0%
Research and Industry	43.3%	41.4%	40.5%	42.2%
Life Sciences	46.2%	30.9%	41.1%	37.6%
Service and Components	34.9%	32.6%	34.1%	31.1%
Overall	43.5%	39.3%	41.4%	40.3%

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

Cost of sales increased $1.1 million, or 1.2%, to $86.5 million in the thirteen week period ended October 3, 2010 compared to $85.4 million in the thirteen week period ended October 4, 2009 and increased $9.9 million, or 3.9%, to $262.6 million in the thirty-nine week period ended October 3, 2010 compared to $252.7 million in the comparable period of 2009. These increases were primarily due to increased sales. Currency fluctuations decreased cost of sales by $5.2 million and $4.4 million, respectively, in the thirteen and thirty-nine week periods of 2010 compared to the same periods of 2009.

The net effect on our gross margin from currency fluctuations during the thirteen and thirty-nine week periods ended October 3, 2010 was an approximately $2.5 million, or a 2.4 percentage point, increase, and a $2.6 million, or 0.7 percentage point, increase, respectively.

Gross margins were positively affected in the 2010 periods due to purchasing and operational improvements, a lower level of competitive pricing pressure in 2010, improved product mix with increased Electronics segment sales and increased high-end TEM and small DualBeam systems being sold.

Electronics

The increases in Electronics gross margin in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were primarily due to currency fluctuations, which increased the gross margin by 3.7 and 1.8 percentage points, respectively. The increase in the thirty-nine week period was partially offset by the shipment of orders in the first quarter of 2010 that were priced during the cyclical downturn in 2009, which was a more competitive pricing environment. The thirteen week period ended October 3, 2010 realized improved pricing as compared to the same period of 2009 as the sales priced during the more competitive environment of 2009 were shipped in previous quarters. Offsetting the improvements in the 2010 periods were also a $1.1 million and a $1.3 million increase, respectively, to inventory adjustments in order to write down certain older inventory. These increases resulted in a 5.1 and a 1.6 percentage point decrease in gross margin during the thirteen and thirty-nine week periods ended October 3, 2010.

Research and Industry

Research and Industry gross margins were positively affected by currency fluctuations in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009, which increased gross margins by 4.7 and 1.3 percentage points, respectively. This factor was more than offset in the thirty-nine week period ended October 3, 2010 compared to the same period of 2009 by a shift in product mix to fewer higher-margin small DualBeam and higher-end TEM units. The thirteen week period ended October 3, 2010 realized an improved product mix, with increased TEM and small DualBeam units sold, as compared to the same period of 2009.

Life Sciences

Currency fluctuations increased Life Sciences gross margins by 1.3 percentage points and decreased gross margins by 0.4 percentage points, respectively, in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009. In addition, the 2010 periods included sales of more higher-margin TEM products compared to the comparable 2009 periods.

Service and Components

The increases in the Service and Components gross margin in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were primarily due to incremental contract revenue, as well as increased time and material sales as customers, primarily in the Electronics segment, prepare for increased demand and capacity improvements. In addition, a flat cost structure also contributed to the margin increase.

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

R&D costs decreased $0.8 million to $15.9 million (10.4% of net sales) in the thirteen week period ended October 3, 2010 compared to $16.7 million (11.9% of net sales) in the thirteen week period ended October 4, 2009 and decreased $1.4 million to $48.7 million (10.9% of net sales) in the thirty-nine week period ended October 3, 2010 compared to $50.1 million (11.9% of net sales) in the thirty-nine week period ended October 4, 2009.

R&D costs are reported net of subsidies as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Gross spending	$17,192	$18,328	$52,740	$54,744
Less subsidies	(1,250)	(1,623)	(4,050)	(4,602)

Net expense	$15,942	$16,705	$48,690	$50,142

The decreases in R&D costs in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were primarily due to currency fluctuations and expense controls. Currency fluctuations decreased R&D costs by $0.9 million and $0.4 million, respectively, for the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009.

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

SG&A costs increased $2.2 million to $32.4 million (21.2% of net sales) in the thirteen week period ended October 3, 2010 compared to $30.2 million (21.4% of net sales) in the comparable period of 2009 and increased $4.8 million to $99.6 million (22.2% of net sales) in the thirty-nine week period ended October 3, 2010 compared to $94.8 million (22.4% of net sales) in the comparable period of 2009.

The increases in SG&A costs in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009 were primarily due to increased internal and agent sales commissions. These increases were primarily seen in Asia, as revenue from Asia increased and the proportion of agent sales is larger in Asia than any other region. In addition, SG&A costs in the thirty-nine week period of 2010 included a $1.7 million increase in bad debt expense compared to the same period of 2009. These factors were partially offset by lower legal and accounting costs and decreases in amortization of purchased intangible assets. Currency fluctuations decreased SG&A costs by $0.7 million and $0.3 million, respectively, in the thirteen and thirty-nine week periods ended October 3, 2010 compared to the same periods of 2009.

Restructuring, Reorganization, Relocation and Severance

April 2008 Restructuring

In the thirteen and thirty-nine week periods ended October 3, 2010, we incurred a total of $1.2 million and $3.1 million of costs, respectively, under our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Also included in these costs were amounts related to IT system upgrades, which are expected to increase the efficiency of our manufacturing operations. Total costs incurred related to this plan were $10.9 million as of October 3, 2010 and we expect to incur approximately $1.0 million in the remainder of 2010 related to the implementation of this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities, approximate range of associated costs and expected timing are described in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $11.9 million.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Expected Total Costs	Amount Incurred and Expected Timing for Remainder of Charges
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.3 million	$3.3 million incurred.

Transfer of manufacturing and other activities	$0.3 million	$0.3 million incurred.

Shift of supply chain	$6.1 million	$5.7 million incurred. Remainder in 2010.

IT system upgrades	$2.2 million	$1.6 million incurred. Remainder in 2010

The actions related to our 2008 restructuring plan reduced annualized manufacturing costs and operating expenses and increased cash flow by approximately $6.0 million in 2009 and we expect them to reduce such costs and increase cash flow by approximately $15 million to $18 million over the next three years.

April 2010 Restructuring

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next six to nine months, will result in the termination of approximately 30 to 35 positions in Eindhoven. This expectation is down from our original estimate of 50 positions and is driven by improved business conditions. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Severance costs were accrued as of July 4, 2010, as such amounts were probable and reasonably estimable. We adjusted our severance accrual in the third quarter of 2010 to reflect the reduced estimate of employees subject to the severance agreement. The impact on our severance accrual was a reduction of $0.9 million. The other costs are being expensed as incurred. Consummation will be subject to local contractual, legal and regulatory requirements, including, but not limited to, communications and negotiations with the works council and trade unions involved in the Eindhoven operations. As of October 3, 2010, we had obtained approval from the works council and negotiations with the trade union were complete. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the April 2010 restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus.

We incurred a total of $(0.7) million and $7.4 million, respectively, of costs related to the April 2010 restructuring plan in the thirteen and thirty-nine week periods ended October 3, 2010 and expect to incur an additional $1.1 million to $1.9 million as detailed in the table below. The benefit of $0.7 million recorded in the thirteen week period resulted from adjustments to our severance accruals, offset by other costs associated with the restructuring program. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $8.5 million to $9.3 million.

A summary of the expenses related to our April 2010 restructuring plan is as follows:

Restructuring Activity Expense Type	Approximate Range of Expected Costs	Expected Timing
Severance costs related to work force reduction and reorganization (approximately 30 - 35 employees)	$7.5 million - $8 million in cash expense	$6.8 million incurred. Remainder through the second quarter of 2011

Product line transfer, training of Brno employees and facility build-out in Brno	$1.0 million - $1.3 million in cash expense	$0.6 million incurred. Remainder through the second quarter of 2011

The actions related to our 2010 restructuring plan are expected to reduce manufacturing costs and operating expenses and increase cash flow by approximately $4.5 million per year once the move to the Czech Republic is complete.

The following table summarizes activity related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirty-Nine Weeks Ended October 3, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Translation Adjustments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$7,178	$(2,099)	$472	$5,551
Transfer of manufacturing and related activities and shift of supply chain	—	1,127	(1,127)	—	—
IT system upgrades	—	1,583	(1,583)	—	—
Abandoned leases, leasehold improvements and facilities	32	—	—	—	32
Product line transfer, training of Brno employees and facility build-out in Brno	—	617	(617)	—	—

	$32	$10,505	$(5,426)	$472	$5,583

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest expense for both the 2010 and 2009 periods included interest expense related to our 2.875% convertible notes. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in the thirty-nine week periods ended October 3, 2010 and October 4, 2009 included a $0.1 million and a $0.3 million expense, respectively, related to the write-off of note issuance costs in connection with the early redemption of a portion of our 2.875% convertible notes.

Assuming no additional note repurchases, amortization of our remaining convertible note issuance costs will total approximately $0.1 million per quarter through the second quarter of 2013.

For the thirteen and thirty-nine week periods ended October 3, 2010, Other, net related to foreign currency gains and losses on transactions, cash flow hedge ineffectiveness and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. We also recognized a $0.1 million gain in the thirty-nine week period ended October 3, 2010 on the early redemption of a portion of our 2.875% convertible notes.

For the thirty-nine week period ended October 4, 2009, Other, net included a $2.0 million gain on the early redemption of a portion of our 2.875% convertible notes. The thirteen and thirty-nine week periods ended October 4, 2009 included a $0.5 million and a $1.2 million charge, respectively, for cash flow hedge ineffectiveness, foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Our income tax expense (benefit) of approximately $4.6 million and $(8.1) million for the thirteen and thirty-nine week periods ended October 3, 2010, respectively, primarily resulted from benefits related to the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits, offset by taxes accrued in both the U.S. and foreign tax jurisdictions.

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

Our income tax expense of $3.9 million for the thirty-nine week period ended October 4, 2009 reflected taxes accrued in foreign jurisdictions, reduced by tax benefits related to the release of valuation allowance recorded against deferred tax assets utilized to offset income earned in the U.S., as well as the release of certain tax liabilities due to the lapse of statutes of limitation and effective settlements with tax authorities in the first and third quarters of 2009.

As of October 3, 2010, unrecognized tax benefits totaled $6.0 million and related primarily to uncertainty surrounding intercompany pricing, tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $10.2 million and $1.6 million, respectively, at October 3, 2010 and December 31, 2009. Valuation allowances on deferred tax assets totaled $3.6 million and $38.0 million, respectively, as of October 3, 2010 and December 31, 2009. We continue to record a valuation allowance against a portion of U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

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

Liquidity and Capital Resources

Auction Rate Securities, Put Right and UBS Credit Facility

During the second quarter of 2010, all of our remaining ARS were redeemed, with the proceeds being used to repay in full the UBS Credit Facility. In connection with the redemption of the remaining ARS, the Put Right was terminated. As of October 3, 2010, we did not have any ARS on our balance sheet and the UBS Credit Facility had been terminated.

Other Credit Facilities and Letters of Credit

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of October 3, 2010.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At October 3, 2010, we had $58.7 million of these guarantees and letters of credit outstanding, of which approximately $58.0 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

Sources of Liquidity and Capital Resources

Our sources of liquidity and capital resources as of October 3, 2010 consisted of $295.5 million of cash, cash equivalents, short-term restricted cash and short-term investments, $45.1 million in non-current investments, $41.9 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2013.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from October 3, 2010.

In the thirty-nine week period ended October 3, 2010, cash and cash equivalents and short-term restricted cash increased $115.9 million to $257.2 million as of October 3, 2010 from $141.3 million as of December 31, 2009 primarily as a result of $22.6 million provided by operations, $98.9 million from the redemption of ARS, $5.3 million of proceeds from the exercise of employee stock options and the net redemption of $80.7 million of marketable securities. These factors were partially offset by $5.3 million used for the purchase of property, plant and equipment, $59.6 million of repayments on our UBS line of credit, $10.9 million used for the early redemption of $11.0 million par value of our 2.875% convertible subordinated notes and a $6.4 million unfavorable effect of exchange rate changes.

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

Accounts receivable increased $27.0 million to $179.6 million as of October 3, 2010 from $152.6 million as of December 31, 2009, primarily due to the timing of system acceptances for balances due on acceptance, offset by a decrease in sales in the third quarter of 2010 as compared to the fourth quarter of 2009. The October 3, 2010 balance included a $2.3 million decrease related to changes in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 107 days at October 3, 2010 compared to 90 days at December 31, 2009.

Inventories increased $21.5 million to $159.7 million as of October 3, 2010 compared to $138.2 million as of December 31, 2009, due to revaluation of our inventory for currency movements and our goal to increase inventories to support our planned ramp up of shipments in the fourth quarter of 2010. The October 3, 2010 balance also included a $0.7 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.4 times for the quarter ended October 3, 2010 and 2.3 times for the quarter ended October 4, 2009.

Deferred tax assets, current and long term, net of deferred tax liabilities increased $8.6 million to $10.2 million as of October 3, 2010 compared to $1.6 million as of December 31, 2009 primarily due to release of valuation allowances against our U.S. deferred tax assets.

Other current assets increased $0.6 million to $40.1 million as of October 3, 2010 compared to $39.5 million as of December 31, 2009, primarily due to a $13.5 million increase in our income tax receivables as a result of tax refunds due from the settlement of various transfer pricing issues with The Netherlands and the excess of current tax payments over current tax expense in various jurisdictions, offset by the $11.7 million decrease in value of the Put Right related to our previously outstanding ARS. Other current assets at October 3, 2010 and December 31, 2009 included $0 and $11.7 million, respectively, for the value of the Put Right and $13.0 million and $3.7 million, respectively, of income taxes receivable.

Expenditures for property, plant and equipment of $5.3 million in the thirty-nine week period ended October 3, 2010 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2010 to be approximately $16 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Other assets, net decreased $4.4 million to $13.2 million as of October 3, 2010 compared to $17.6 million as of December 31, 2009, primarily due to the reclassification of a portion of our lease receivables to current.

Income taxes payable increased $4.0 million to $5.3 million as of October 3, 2010 compared to $1.3 million as of December 31, 2009 primarily due to accruals for U.S. taxes on current period income. Our receivable for income taxes of $13.0 million at October 3, 2010 is included as a component of other current assets.

Other current liabilities decreased $12.9 million to $34.8 million as of October 3, 2010 compared to $47.7 million as of December 31, 2009, primarily due to the release of $16.4 million of accruals for unrecognized tax benefits as a result of the settlement with The Netherlands taxing authorities regarding various transfer pricing issues.

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

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and legal costs. Two of the patents in the infringement case expired in June and September 2010 respectively, and, as a consequence, Hitachi dropped those patents from the infringement case. Hitachi filed two new complaints in the District Court of Tokyo for past damages on the expired patents in the amount of 2.5 billion yen (or $30.6 million, based on an exchange rate of 1 USD = 81.3143 JPY) in July 2010 and 1.3 billion yen (or $15.6 million, based upon the same exchange rate) in October 2010. Hitachi has also brought ancillary claims to bar the importation of certain of our products into Japan. One of these customs proceedings has been concluded and the other is on-going. FEI Japan has filed actions with the Japanese Patent Office to invalidate two of the patents that were the subject of the first customs proceeding, and to invalidate one of the patents from the infringement case, which is also the subject of the second customs proceeding. The resolution of these proceedings is not expected to have any material impact on our business. We believe that we have meritorious defenses to Hitachi’s claims, and intend to vigorously defend our interests in these matters.

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

Since a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. For the first three quarters of 2010 and in each of the last three years, more than 67% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, The Netherlands and sales offices in many other countries.

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

Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks (e.g., SARS and avian or swine influenza);

•	changes in the regulatory environment in countries where we do business could lead to delays in the importation of products into those countries;

•	the implementation of China Restrictions on Hazardous Substances (“RoHS”) regulations could lead to delays in the importation of products into China;

•	political and economic instability;

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	potential labor unrest.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Thirty-Nine Weeks Ended
	October 3, 2010		October 4, 2009
Electronics	$142,126	31.7%	$93,417	22.1%
Research and Industry	135,119	30.2%	175,140	41.4%
Life Sciences	56,987	12.7%	52,729	12.5%
Service and Components	113,920	25.4%	101,609	24.0%

	$448,152	100.0%	$422,895	100.0%

The largest sub-parts of the Electronics market segment are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. Beginning with the second half of 2007, we experienced significant variability in bookings and revenue in our Electronics segment due to the downturn in the spending cycle in the semiconductor and data storage industry. The semiconductor capital equipment market has recovered strongly in the first three quarters of 2010, but the durability and duration of the recovery are uncertain. General global economic conditions may be beginning to stabilize, but economic recovery is tentative and its strength is unknown. During downturns, our sales and gross profit margins generally decline.

The Research and Industry market segment is also affected by overall economic conditions, but is not as cyclical as the Electronics market segment. However, Research and Industry customer spending is highly dependent on governmental and private funding levels and timing, which can vary depending on budgetary or economic constraints and changes in administration. The current global financial crisis may result in cutbacks in funding by various governments and institutions, which could eventually result in reduced orders for our products. In addition, institutional endowments and philanthropy, which are a source of funding of some customer purchases, are threatened by the recent volatility in capital markets world-wide.

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

Our history shows that our revenues and bookings normally peak in the fourth quarter. Bookings are normally the lowest in the second quarter and revenues are normally lowest in the third quarter, although this was not the pattern in 2010.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For the first three quarters of 2010 and all of 2009, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna, and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. We recorded a $28,000 and a $1.2 million charge, respectively, for hedge ineffectiveness related to our cash flow hedges in the first three quarters of 2010 and 2009 as a result of currency fluctuations. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.

We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $0.8 million and $2.9 million, respectively, in the first three quarters of 2010 and 2009.

We seek to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at October 3, 2010.

The recent extreme volatility of dollar-euro exchange rates has also made it more difficult for us to deploy our hedging program and create effective hedges.

Current economic conditions may adversely affect our industry, business and results of operations.

The global economy is undergoing a period of slowdown with a high rate of unemployment and the future economic climate may continue to be less favorable than that of the past. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers, and the purchasers of their products and services. If such spending continues to slow down or decrease, our industry, business and results of operations may be adversely impacted. Also, in times of severe economic distress, hardship, bankruptcy and insolvency among our customers could increase. This may make it more difficult to collect on receivables. Global economic conditions may be beginning to stabilize, but economic recovery is tentative and its strength is unknown.

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

In 2008, we announced a restructuring that will involve estimated cash charges of approximately $11.9 million, $10.9 million of which has been incurred through October 3, 2010. The 2008 plan includes relocating part of our supply chain, relocating and outsourcing some manufacturing to reduce cost of goods sold and improve imbalances in our foreign currency exposures and upgrading IT systems in order to increase the efficiency of our manufacturing operations. In addition, we will have severed some employees and are aiming to lower operating expenses. The expense of the restructuring adversely affected our financial performance for 2008 and 2009 and the first three quarters of 2010. Moreover, the cash charges for the 2008 restructuring are only an estimate and actual results may differ. If we have additional activities beyond what is currently planned, we may incur additional restructuring and related expenses.

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next six to nine months, will result in the termination of approximately 30 to 35 positions in Eindhoven. This expectation is down from our original estimate of 50 positions and is driven by improved business conditions. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Severance costs were accrued as of July 4, 2010, as such amounts were probable and reasonably estimable. We adjusted our severance accrual in the third quarter of 2010 to reflect the reduced estimate of employees subject to the severance agreement. The impact on our severance accrual was a reduction of $0.9 million. The other costs are being expensed as incurred. Consummation will be subject to local contractual, legal and regulatory requirements, including, but not limited to, communications and negotiations with the works council and trade unions involved in the Eindhoven operations. As of October 3, 2010, we had obtained approval from the works council and negotiations with the trade union were complete. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the April 2010 restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus.

We incurred a total of $(0.7) million and $7.4 million, respectively, of costs related to the April 2010 restructuring plan in the thirteen and thirty-nine week periods ended October 3, 2010 and expect to incur an additional $1.1 million to $1.9 million. The benefit of $0.7 million recorded in the thirteen week period resulted from adjustments to our severance accruals, offset by other costs associated with the restructuring program. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $8.5 million to $9.3 million.

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

We rely on a limited number of suppliers to provide parts and components. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, AP Tech, Frencken Mechatronics B.V., Sanmina-SCI Corporation and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, world-wide restrictions governing the use of certain hazardous substances in electrical and electronic equipment (RoHS regulations) may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

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

Several of our competitors hold patents covering a variety of technologies that may be included in some of our products. In addition, some of our customers may use our products for applications that are similar to those covered by these patents. From time to time, we, and our respective customers, have received correspondence from our competitors claiming that some of our products, as sold by us or used by our customers, may be infringing one or more of these patents. Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running the business.

As described in more detail in the section entitled “Item 1. Legal Proceedings,” one of our competitors, Hitachi, has filed multiple actions against our subsidiary, FEI Japan, in Japanese courts and with Japanese customs. Based on information available to us, we believe that we have meritorious defenses against these actions and we intend to vigorously defend our interests in these matters. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could prohibit us from selling one or more products in Japan, and could include monetary damages. If we were to receive an unfavorable ruling, or if we are unable to negotiate a satisfactory settlement in this matter, our business and results of operations could be materially harmed.

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

We have significant indebtedness. As of October 3, 2010, we had total convertible long-term debt of $89.0 million due in 2013. In addition, we have a secured credit line for $100.0 million and also have access to a $50.0 million yen unsecured uncommitted bank borrowing facility in Japan. However, no amounts were outstanding on these credit facilities at October 3, 2010. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line, which was established in June 2008, contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be further diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,032,777 shares of our common stock. These shares, however, were not included in our diluted share count for the thirteen or thirty-nine week periods ended October 4, 2009, because they were antidilutive; and

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

In addition, new product launches are costly and may not always prove to be successful. For example, in the fourth quarter of 2009, we sold our Phenom product line to the NTS Group as it did not deliver the level of revenues we had originally forecast.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first three quarters of 2010 and in each of the last three years, we have derived more than 67% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on February 18, 2009.(3)

10.1	Employee Share Purchase Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(2)	Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: November 5, 2010	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)