Form 10-K
period 2010-12-31
FEI CO
filed 2011-02-18
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($18.93) as reported by The NASDAQ Global Stock Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 4, 2010), was $719,410,533.

The number of shares outstanding of the registrant’s Common Stock as of February 15, 2011 was 38,562,701 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

FEI COMPANY

2010 FORM 10-K ANNUAL REPORT

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

Research and Development

We have research and development operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; and Brisbane, Australia.

Our research and development staff at December 31, 2010 consisted of 346 employees, including scientists, engineers, designer draftsmen, technicians and software developers.

In the last year, we introduced several new and improved products, including:

•	the Helios Nanolab x50 series of small-stage DualBeams, with new electron beam and ion-beam capabilities for advance applications; and

•	the Nova Nanosem 50 series of SEMs with a wide range of applications.

We also introduced a number of application-specific products that further our strategy of providing solutions for specific sets of customers. These products included:

•	a Life Sciences version of our Magellan SEM;

•	a software addition to our TEM line for Life Sciences; and

•	SEMs with software targeted at applications in mining and oil and gas.

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

Net research and development expense was $66.3 million in 2010, $67.7 million in 2009 and $70.4 million in 2008.

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

We currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products. Some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, AP Tech, Frencken Mechatronics B.V., Sanmina-SCI Corporation and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.

Sales, Marketing and Service

Sales, marketing and service operations are conducted in the U.S. and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.

Our sales and marketing staff at December 31, 2010 consisted of 313 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products, which we expect to further expand our markets. Our sales force and marketing efforts are organized through four geographic sales and services divisions: North America, Europe, the Asia-Pacific region and Japan. Our service staff at December 31, 2010 consisted of 522 employees.

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

Patents and Intellectual Property

We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, approximately 181 patents in the U.S. and approximately 308 patents outside of the U.S., many of which correspond to the U.S. patents. Further, we license additional patents from third parties. Our patents expire over a period of time from 2011 to 2029.

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

Employees

At December 31, 2010, we had 1,788 full-time equivalent, permanent employees and 25 temporary employees worldwide. Some of the 1,235 employees who are employed outside of the U.S. are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.

Backlog

Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At December 31, 2010, our total backlog was $471.9 million, compared to $354.6 million at December 31, 2009. At December 31, 2010, our backlog consisted of $390.6 million of products and $81.3 million related to Service and Components compared to product backlog of $286.6 million and Service and Components backlog of $68.0 million at December 31, 2009.

Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During 2010 and 2009, we experienced cancellations or de-bookings of $2.7 million and $12.4 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Geographic Revenue and Assets

The following table summarizes sales by geographic region in 2010 (in thousands):

	U.S. and Canada	Europe	Asia- Pacific and Rest of World	Total
Product sales	$131,283	$160,927	$187,570	$479,780
Service and Component sales	72,719	46,467	35,256	154,442

Total sales	$204,002	$207,394	$222,826	$634,222

Sales to countries which totaled 10% or more of our total net sales in 2010 were as follows (dollars in thousands):

	Dollar Amount	% of Total Net Sales
United States	$200,845	31.7%

Our long-lived assets were geographically located as follows at December 31, 2010 (in thousands):

United States	$50,747
The Netherlands	18,817
Other	17,264

Total	$86,828

See also Note 20 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional geographic and segment information.

Seasonality

Our history shows that our revenues and bookings normally peak in the fourth quarter. Bookings are normally the lowest in the second quarter and revenues are normally lowest in the third quarter, although that was not the pattern in 2010.

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

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public disclosures. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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

Our customers must make a substantial investment to install and integrate capital equipment into their laboratories and process applications. As a result, once a manufacturer has selected a particular vendor’s capital equipment, the manufacturer generally relies on that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor’s capital equipment, we expect to experience difficulty selling to that customer for a significant period of time.

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

Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In each of the last three years, more than 61% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, The Netherlands and sales offices in many other countries.

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

Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks (e.g., SARS and avian or swine influenza);

•	changes in the regulatory environment in countries where we do business could lead to delays in the importation of products into those countries;

•	the implementation and administration of the Control of Electronic Information Products (often referred to as China RoHS) regulations could lead to delays in the importation of products into China;

•	political and economic instability (e.g. Thai riots, Mexican crimewave, unrest in Egypt);

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	potential labor unrest.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments, which, along with Service and Components sales, accounted for the following amounts (in thousands) and percentages of our net sales for the periods indicated:

	Year Ended December 31,
	2010		2009
Electronics	$222,795	35.1%	$126,417	21.9%
Research and Industry	182,430	28.8%	231,462	40.1%
Life Sciences	74,555	11.8%	81,824	14.2%
Service and Components	154,442	24.3%	137,641	23.8%

	$634,222	100.0%	$577,344	100.0%

The largest sub-parts of the Electronics market segment are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. Beginning with the second half of 2007, we experienced significant variability in bookings and revenue in our Electronics segment due to the downturn in the spending cycle in the semiconductor and data storage industry. The semiconductor capital equipment market recovered in 2010, but the duration of the recovery is uncertain. General global economic conditions may be beginning to stabilize, but economic recovery is tentative and its strength is unknown. During downturns, our sales and gross profit margins generally decline.

The Research and Industry market segment is also affected by overall economic conditions, but is not as cyclical as the Electronics market segment.

The Life Sciences market segment is a smaller and still emerging market, and the tools we sell into that market often have average selling prices ranging from $0.5 million to over $4.0 million. Consequently, loss of demand among a relatively small group of potential customers can have a material impact on the overall demand for our products. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.

A significant portion of our Life Sciences and Research and Industry revenue is dependent on government investments in research and development of new technology. To the extent that governments, especially in Europe or the U.S., reduce their spending in response to budget deficits and debt limitations, demand for our products could be affected. To date, we have not seen an impact from such actions. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time. In addition, institutional endowments and philanthropy, which are a source of funding of some customer purchases, are threatened by the recent volatility in capital markets worldwide.

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

We may suffer manufacturing capacity limitations on occasion.

As the global economic environment recovers from the downturn and orders increase, we may not be able to ramp our manufacturing capacity and supply chain fast enough to keep pace with order intake for every product line offered. As a consequence, our ability to realize revenue on orders may be delayed or, in some cases, reduced and we may suffer cancellations.

If our customers cancel or reschedule orders or if an anticipated order for even one of our systems is not received in time to permit shipping during a certain fiscal period, our operating results for that fiscal period may fluctuate and our business and financial results for such period could be materially and adversely affected. Cancellation risks rise in periods of economic downturn.

Our customers are able to cancel or reschedule orders, generally with limited or no penalties, depending on the product’s stage of completion. The amount of purchase orders at any particular date, therefore, is not necessarily indicative of sales to be made in any given period. Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will be entitled to receive a cancellation fee based on the agreed-upon shipment schedule. The risks of cancellation are higher during times of economic downturn, such as the U.S. and global economies are presently experiencing. In addition, we derive a substantial portion of our net sales in any fiscal period from the sale of a relatively small number of high-priced systems, with a large portion in the last month of the quarter. Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of our high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro. For 2010 and 2009, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. We recorded a $117,000 and a $1.3 million charge, respectively, for hedge ineffectiveness related to our cash flow hedges in 2010 and 2009 as a result of currency fluctuations. Failure to meet the hedge accounting requirements could result in the requirement to record deferred and current realized and unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.

We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives which are not designated as hedges, totaled $1.2 million and $3.6 million, respectively, in 2010 and 2009.

We seek to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2010.

The recent extreme volatility of dollar-euro exchange rates has also made it more difficult for us to deploy our hedging program and create effective hedges.

Current economic conditions may adversely affect our industry, business and results of operations.

The global economy is suffering an extended slowdown with a high rate of unemployment, especially in developed countries, and the future economic climate may continue to be less favorable than that of the past. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers, and the purchasers of their products and services. If such spending continues to slow down or decrease, our industry, business and results of operations may be adversely impacted. Also, in times of economic distress, hardship, bankruptcy and insolvency among our customers could increase. This may make it more difficult to collect on receivables.

Gross margins on our products vary between product lines and markets and, accordingly, changes in product mix will affect our results of operations.

If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. For example, during 2008 and 2009, our net sales contained a smaller portion of sales from our relatively higher margin products within the Electronics segment, which contributed to a decrease in our overall gross margins as compared to 2007. Our Electronics business, which ultimately depends on consumers who buy electronic devices, recovered strongly in 2010, but the duration of the recovery is uncertain. To the extent that the recovery in this market segment slows or stalls, our overall margins may be negatively affected.

Our business is complex, and changes to the business may not achieve their desired benefits.

Our business is based on a myriad of technologies, encompassed in multiple different product lines, addressing various customers in a range of markets in different regions of the world. A business of our breadth and complexity requires significant management time, attention and resources. In addition, significant changes to our business, such as changes in manufacturing, operations, product lines, market focus or organizational structure or focus, can be distracting, time-consuming and expensive. These changes can have short-term adverse effects on our financial results. In addition, the complexity of product lines and diversity of our customer base creates manufacturing planning and control challenges that may lead to higher costs of materials and labor, increased service costs, delayed shipments and excessive inventory. Failure to effectively manage these manufacturing issues may materially impact our financial position, results of operations or cash flow.

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

Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, AP Tech, Frencken Mechatronics B.V., Sanmina-SCI Corporation and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, restrictions regulating the use of certain hazardous substances in electrical and electronic equipment in various jurisdictions may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.

Our service business depends on our ability to reliably supply replacement parts and consumables to our customers and failure to deliver high quality parts and consumables in a timely manner could cause our service business to suffer; we also depend on remote Internet tool diagnostics which could result in security breaches.

Our service business addresses a large and diverse install base of over 5,000 tools involving diverse products of varying ages, configurations, use cases, condition, and customer requirements that are dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our service requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and service business. Moreover, if we suffer an unauthorized intrusion into the virtual private network providing for remote diagnostics, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business.

We depend on certain business processes for order entry and failure to adhere to those processes could impair our ability to properly book and fulfill orders.

We use business processes, including automated systems, to enter and track customer orders. Failure to adhere to these processes could result in errors in bookings and discounts on tool sales. Further, inaccurate booking information could lead to delays in shipping and having to rework orders. These problems could, in turn, cause reduced margins and delayed revenue.

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

As of December 31, 2010, we had total convertible long-term debt of $89.0 million due in 2013. In addition, we have a secured credit line for $100.0 million and also have access to a $50.0 million yen unsecured uncommitted bank borrowing facility in Japan. However, no amounts were outstanding on these credit facilities at December 31, 2010. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be further diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,032,777 shares of our common stock. These shares were not included in our diluted share count for 2009 or 2008 because they were antidilutive, but were included in 2010; and

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

If we do not succeed in obtaining new sales orders from new and existing customers, our results of operations will be negatively impacted.

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

In February 2009, the U.S. Congress passed the American Recovery and Reconstruction Act (the “ARRA”), which included approximately $15 billion of additional stimulus funding for agencies which are our customers, or which fund some of our customers. A portion of these funds could be allocated to scientific equipment purchases. Less than 3% and 10% of our orders in 2010 and the second half of 2009, respectively, were funded by the ARRA. We do not expect significant orders from this funding source in 2011.

We have long sales cycles for our systems, which may cause our results of operations to fluctuate.

Our sales cycle can be 12 months or longer and is unpredictable. Variations in the length of our sales cycle could cause our net sales and, therefore, our business, financial condition, results of operations, operating margins and cash flows, to fluctuate widely from period to period. These variations could be based on factors partially or completely outside of our control.

The length of time it takes us to complete a sale depends on many factors, including:

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

Our customers experience rapid technological changes, with which we must keep pace. We may be unable to properly ascertain new market needs, or introduce new products responsive to those needs, on a timely and cost-effective basis.

Customers in each of our market segments experience rapid technological change that requires new product introductions and enhancements. Our ability to remain competitive depends in large part on our ability to understand these changes and develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices that respond to, and accurately predict, new market requirements. We may fail to ascertain and respond to the needs of our customers or fail to develop and introduce new and enhanced products that meet their needs, which could adversely affect our financial position. In addition, new product introductions or enhancements by competitors could cause a decline in our sales or a loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition, resulting in lower margins, which could materially adversely affect our business, prospects, financial condition and results of operations.

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

In addition, new product launches are costly and may not always prove to be successful. For example, in the fourth quarter of 2009, we sold our Phenom product line as it did not deliver the level of revenues we had originally forecast.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For 2010, we derived more than 67% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

Many of our current and planned products are highly complex and may contain defects or errors that can only be detected after installation, which may harm our reputation and damage our business.

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

A product safety failure, such as a hazardous gas or x-ray leak or extreme pressure release, could result in substantial liability and could also significantly damage customer relationships and our reputation and disrupt future sales. Moreover, remediation could require redesign of the tools involved, creating additional expense, increasing tool costs and damaging sales. In addition, the matter could involve significant litigation that would divert management time and resources and cause unanticipated legal expense. Further, if such a leak or release involved violation of health and safety laws, we may suffer substantial fines and penalties in addition to the other damage suffered.

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

We also maintain a major facility in Eindhoven, The Netherlands, consisting of 263,285 square feet of space. The lease for this space expires in 2019. Present lease payments are approximately $268,000 per month. This facility is used for research and development, manufacturing, sales, marketing and administrative functions.

We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of 113,494 square feet of space, and is leased for approximately $153,000 per month. The lease expires in 2012.

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

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and legal costs. Two of the patents in the infringement case expired in June and September 2010 respectively, and, as a consequence, Hitachi dropped those patents from the infringement case. Hitachi filed two new complaints in the District Court of Tokyo for past damages on the expired patents in the amount of 2.5 billion yen in July 2010 and 1.3 billion yen in October 2010. Hitachi has also brought ancillary claims to bar the importation of certain of our products into Japan. One of these customs proceedings has been concluded and the other is on-going. FEI Japan has filed actions with the Japanese Patent Office to invalidate two of the patents that were the subject of the first customs proceeding, and to invalidate one of the patents from the infringement case, which is also the subject of the second customs proceeding. To date, FEI Japan has successfully invalidated two patents. Hitachi will have an opportunity to amend their patents to preserve some claims. Overall, the resolution of these proceedings is not expected to have any material impact on our business. We believe that we have meritorious defenses to Hitachi’s claims, and intend to vigorously defend our interests in these matters.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices, Issuances of Common Stock and Dividends

Our common stock is quoted on the NASDAQ Global Market under the symbol FEIC. The high and low sales prices on the NASDAQ Global Market for the past two years were as follows:

2009	High	Low
Quarter 1	$20.51	$11.36
Quarter 2	23.67	14.69
Quarter 3	26.50	21.22
Quarter 4	25.78	22.50

2010	High	Low
Quarter 1	$24.59	$18.80
Quarter 2	23.32	18.91
Quarter 3	21.59	16.51
Quarter 4	26.79	18.98

The approximate number of beneficial shareholders and shareholders of record at February 9, 2011 was 8,894 and 83, respectively.

In February 1997, we acquired the electron optics business of Philips pursuant to a combination agreement between us and a subsidiary of Philips. We issued shares of our common stock to Philips at the time of the combination and agreed to issue additional shares of our common stock when stock options that were outstanding on the date of the closing of the combination (February 21, 1997) are exercised. The additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. During 2010 or 2009, we did not issue any shares of our common stock to Philips in connection with this agreement and, as of December 31, 2010, 165,000 shares of our common stock remained issuable under this agreement.

We did not pay or declare any cash dividends in 2010 or 2009. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Repurchases of Common Stock

A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 4 to October 31	—	—	—	4,000,000
November 1 to November 28	86,300	$23.01	86,300	3,913,700
November 29 to December 31	119,000	24.23	119,000	3,794,700

Total	205,300	23.66	205,300	3,794,700

Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2011 Annual Meeting of Shareholders and is incorporated by reference herein.

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

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
FEI Company	$100.00	$137.55	$129.51	$98.37	$121.85	$137.77
NASDAQ Composite	100.00	110.38	122.14	73.31	106.57	125.92
NASDAQ Non-Financial	100.00	109.66	124.39	56.94	85.86	101.80

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2010	2009	2008	2007	2006
Net sales	$634,222	$577,344	$599,179	$592,510	$479,491
Cost of sales	364,958	347,840	364,638	346,090	283,045

Gross profit	269,264	229,504	234,541	246,420	196,446
Total operating expenses(1)	213,806	197,882	203,413	191,707	173,399

Operating income	55,458	31,622	31,128	54,713	23,047
Other expense, net(2)	(3,236)	(3,961)	(4,528)	(486)	(5,699)

Income from continuing operations before income taxes	52,222	27,661	26,600	54,227	17,348
Income tax (benefit) expense(3)	(1,326)	5,017	8,612	8,077	10,467

Income from continuing operations	53,548	22,644	17,988	46,150	6,881
Loss from discontinued operations, net of tax	—	—	—	—	(947)
Gain on disposal of discontinued operations, net of tax(4)	—	—	—	390	3,335

Net income	$53,548	$22,644	$17,988	$46,540	$9,269

Basic income per share from continuing operations	$1.41	$0.60	$0.49	$1.29	$0.20
Basic income per share from discontinued operations	—	—	—	0.01	0.07

Basic net income per share	$1.41	$0.60	$0.49	$1.30	$0.27

Diluted income per share from continuing operations	$1.34	$0.60	$0.48	$1.23	$0.20
Diluted income per share from discontinued operations	—	—	—	0.01	0.07

Diluted net income per share	$1.34	$0.60	$0.48	$1.24	$0.27

Shares used in basic per share calculations	38,083	37,537	36,766	35,709	33,818

Shares used in diluted per share calculations	41,737	37,905	37,158	40,725	34,223

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Cash and cash equivalents	$277,617	$124,199	$146,521	$280,593	$110,656
Working capital	493,518	435,034	355,917	434,558	477,660
Total assets	984,422	953,969	832,172	1,007,836	837,561
Short-term line of credit	—	59,600	—	—	—
Current portion of convertible debt	—	—	—	189,395	—
Convertible debt, net of current portion	89,012	100,000	115,000	115,000	292,252
Shareholders’ equity	633,174	567,524	519,089	493,708	368,020

(1)	Included in operating expenses was $11.1 million, $3.5 million and $4.3 million, respectively, of restructuring, reorganization, relocation and severance in 2010, 2009 and 2008.

Included in 2006 operating expenses were the following:

•	restructuring, reorganization, relocation and severance charges of $12.6 million;

•	merger costs of $0.5 million;

•	asset impairment charges of $0.5 million; and

•	a $1.5 million gain related to the sale of certain intellectual property rights to a privately-held company.

(2)	Included in other income (expense), net in 2009 were the following:

•	a $2.0 million gain on the early redemption of our 2.875% notes;

•	a $0.5 million net gain on our auction rate securities (“ARS”) and our put right with UBS AG (together with its affiliates, “UBS”) (the “Put Right”); and

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

•	a $1.3 million charge for ineffectiveness of certain of our cash flow hedges due to increased currency volatility;

•	a $1.3 million gain related to the disposal of an insignificant sales subsidiary; and

•	$6.3 million of non-cash interest expense related to our $150 million zero coupon convertible notes.

Included in other income (expense), net in 2007 were the following:

•	a $0.5 million gain related to the disposal of one of our cost-method investments;

•	a $0.5 million gain on the sale of a minority interest in a small technology company; and

•	$11.8 million of non-cash interest expense related to our $150 million zero coupon convertible notes.

Included in other income (expense), net in 2006 were the following:

•	interest expense of $0.5 million in the first half of 2006 related to the repurchase of $29.0 million face value of our 5.5% convertible notes;

•	a $5.2 million gain related to the sale of our entire ownership interest in a privately-held company in the third quarter of 2006;

•	a $3.9 million charge related to the write-off of our equity and debt investment in a privately-held company in the third quarter of 2006; and

•	$10.8 million of non-cash interest expense related to our $150 million zero coupon convertible notes.

(3)	Our 2010 tax provision reflected benefits related to the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits, offset by taxes accrued in both the U.S. and foreign tax jurisdictions. As a result of a mutual agreement between the U.S. and The Netherlands taxing authorities regarding various transfer pricing issues related to our operations, we released valuation allowance and tax reserves of approximately $47.9 million, of which $12.5 million was recorded as a benefit to shareholder’s equity. The remaining $35.4 million of tax benefit was offset by tax expense of $18.1 million to recognize the impact of our new transfer pricing methodology in prior periods.

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

(4)	Represents the gain on the sale of our Knights Technology assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, gross margins, non-operating expense, tax rates, net income, funding opportunities or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; any statements of factors that may affect our 2011 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning the effects of litigation on our financial condition; any statements concerning the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and any statements made under the heading “Outlook for 2011.” From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K filed with, or furnished to, the SEC. You also should read Item 1A. “Risk Factors” for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

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

SALES AND BACKLOG

Net sales increased to $634.2 million in 2010 compared to $577.3 million in 2009. This increase reflects increases in Electronics and Service and Components, partially offset by decreases in Research and Industry and Life Sciences as described more fully below.

At December 31, 2010, our total backlog was $471.9 million compared to $354.6 million at December 31, 2009. As discussed in the section titled “Business-Backlog,” orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog.

OUTLOOK FOR 2011

We enter 2011 with record backlog of unfilled orders. In addition, we increased our manufacturing capacity in the latter half of 2010 and revenue in the fourth quarter of 2010 was above prior quarters. These factors lead us to believe that we will see revenue growth in the first half of 2011. For the second half of 2011, we have less visibility, but our pipeline of potential orders is strong. As a result, we expect that 2011 will show improved revenue growth over what we have seen in recent years. This growth is driven by a rebound in our Research and Industry market, continued recovery of the semiconductor industry and continuing penetration of our tools into emerging markets. A change in any of these factors could adversely affect our business.

Our gross margins improved in the second half of 2010, primarily because of product mix, increased volume, a better competitive pricing environment and operational improvements. We expect these factors to continue to influence our gross margins in 2011. Accordingly, we expect gross margins for the full year of 2011 to improve year over year from 2010.

Operating expenses are expected to increase compared with 2010, as we invest in new products and expanded markets.

The effective tax rate for 2011 will be higher than in 2010. However, the combination of higher revenue and improved gross margins are expected to generate pre-tax earnings growth for the full year.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net sales	$634,222	$577,344	$599,179
Cost of sales	364,958	347,840	364,638

Gross profit	269,264	229,504	234,541
Research and development	66,274	67,698	70,378
Selling, general and administrative	136,465	126,728	128,768
Restructuring, reorganization, relocation and severance costs	11,067	3,456	4,267

Operating income	55,458	31,622	31,128
Other expense, net	(3,236)	(3,961)	(4,528)

Income from continuing operations before income taxes	52,222	27,661	26,600
Income tax (benefit) expense	(1,326)	5,017	8,612

Net income	$53,548	$22,644	$17,988

The following table sets forth our statement of operations data as a percentage of net sales:

	Year Ended December 31,(1)
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.5	60.2	60.9

Gross profit	42.5	39.8	39.1
Research and development	10.5	11.7	11.7
Selling, general and administrative	21.5	22.0	21.5
Restructuring, reorganization, relocation and severance costs	1.7	0.6	0.7

Operating income	8.7	5.5	5.2
Other expense, net	(0.5)	(0.7)	(0.8)

Income from continuing operations before income taxes	8.2	4.8	4.4
Income tax (benefit) expense	(0.2)	0.9	1.4

Net income	8.4%	3.9%	3.0%

(1)	Percentages may not add due to rounding.

Net sales increased $56.9 million, or 9.9%, to $634.2 million in 2010 compared to $577.3 million in 2009 and decreased $21.9 million, or 3.6%, in 2009 compared to $599.2 million in 2008. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.

Currency fluctuations decreased net sales by approximately $6.6 million in 2010 compared to 2009 as approximately 68% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Currency fluctuations decreased net sales by approximately $9.6 million in 2009 compared to 2008 as approximately 66% of our net sales were denominated in foreign currencies that declined in strength against the U.S. dollar. A significant portion of our revenue is denominated in foreign currencies, especially the euro. As the U.S. dollar strengthens against these foreign currencies, this generally has the effect of reducing net sales and backlog.

Net Sales by Segment

Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended December 31,
	2010		2009		2008
Electronics	$222,795	35.1%	$126,417	21.9%	$152,076	25.4%
Research and Industry	182,430	28.8%	231,462	40.1%	238,615	39.8%
Life Sciences	74,555	11.8%	81,824	14.2%	70,815	11.8%
Service and Components	154,442	24.3%	137,641	23.8%	137,673	23.0%

	$634,222	100.0%	$577,344	100.0%	$599,179	100.0%

Electronics

The $96.4 million, or 76.2%, increase in Electronics sales in 2010 compared to 2009 was primarily due to an increase in semiconductor and data storage company capital spending for capacity expansion and new process development. We realized increases in unit sales of our wafer-level and small DualBeam products. In addition, currency fluctuations increased Electronics sales by $0.7 million as compared to the prior year.

The $25.7 million, or 16.9%, decrease in Electronics sales in 2009 compared to 2008 was primarily due to a decrease in the volume of our sales as a result of the cyclical downturn in the semiconductor industry. In addition, currency movements decreased Electronics sales by $0.5 million in 2009 compared to 2008.

Research and Industry

The $49.0 million, or 21.2%, decrease in Research and Industry sales in 2010 compared to 2009 was due primarily to decreased volumes of our small DualBeam and higher-priced TEM systems, partially due to the timing of customer order requirements and sluggish U.S. and world economies. In addition, 2009 included a large sale to a middle eastern university customer with no comparable sale in 2010. Also contributing to the decrease was a $4.3 million decrease related to currency fluctuations.

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

Life Sciences

The $7.3 million, or 8.9%, decrease in Life Sciences sales in 2010 compared to 2009 was due primarily to the timing of unit sales of our higher-priced TEM products, which can fluctuate with customer readiness and facility requirements and a decrease of $2.3 million related to currency fluctuations. These factors were partially offset by the increasing adoption of electron microscopy technology for life sciences applications. While we expect long-term growth, Life Sciences is an emerging market with a relatively small number of high dollar unit sales and, accordingly, sales from this segment may vary significantly from quarter to quarter.

The $11.0 million, or 15.5%, increase in Life Sciences sales in 2009 compared to 2008 was primarily due to continued expansion of our high-end cryogenic TEM product offerings and increasing use of electron microscopes, especially our TEM product offerings, in life sciences applications. These increases were partially offset by the sale of fewer units in 2009 compared to 2008 and a $1.2 million decrease related to currency fluctuations.

Service and Components

The $16.8 million, or 12.2%, increase in Service and Components sales in 2010 compared to 2009 was due primarily to a larger install base and increased proportion of service to the semiconductor industry, which contributed to increases in service contracts. Currency fluctuations decreased Service and Component sales by $0.7 million in 2010 compared to 2009.

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

Net Sales by Geographic Region

A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic region (dollars in thousands):

	Year Ended December 31,
	2010		2009		2008
U.S. and Canada	$204,002	32.2%	$198,637	34.4%	$216,182	36.1%
Europe	207,394	32.7%	211,807	36.7%	201,128	33.6%
Asia-Pacific Region and Rest of World	222,826	35.1%	166,900	28.9%	181,869	30.3%

	$634,222	100.0%	$577,344	100.0%	$599,179	100.0%

U.S. and Canada

The $5.4 million, or 2.7%, increase in sales to the U.S. and Canada in 2010 compared to 2009 was primarily due to an increase in Electronics segment sales, partially offset by a decline in Research and Industry segment sales. The weak condition of the U.S. economy had a negative effect on Research and Industry spending.

The $17.5 million, or 8.1%, decrease in sales to the U.S. and Canada in 2009 compared to 2008 was primarily due to lower Electronics sales due to a downturn in capital spending in the semiconductor industry, which experienced a sharp decline in demand beginning in the second half of 2008. Sales to the Research and Industry and Life Sciences segments were flat in 2009 compared to 2008.

Europe

Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.

The $4.4 million, or 2.1%, decrease in sales to Europe in 2010 compared to 2009 was primarily due to a decrease in Research and Industry spending as discussed above and a $13.5 million decrease related to currency fluctuations. These decreases were partially offset by an increase in sales of our small DualBeams, mainly to the Electronics segment. In addition, 2009 included a large sale to a middle eastern university customer with no comparable sale in 2010.

The $10.7 million, or 5.3%, increase in sales to Europe in 2009 compared to 2008 was primarily due to an increase in Research and Industry sales as a result of ongoing private and government investment in advanced materials research. In addition, a large sale to a middle eastern university positively affected the 2009 results. Offsetting these factors was a $13.8 million negative effect related to currency fluctuations.

Asia-Pacific Region and Rest of World

The $55.9 million, or 33.5%, increase in sales to the Asia-Pacific Region and Rest of World in 2010 compared to 2009 was primarily due to increased Electronics segment sales, principally to semiconductor and data storage customers, as well as to our investment in sales and service infrastructure in the Asia-Pacific Region. In addition, we have benefited from an increase in purchases from universities and research institutions within Asia. Currency fluctuations increased sales to the Asia-Pacific Region and Rest of World by $6.9 million in 2010 compared to 2009.

The $15.0 million, or 8.2%, decrease in sales to the Asia-Pacific Region and Rest of World in 2009 compared to 2008 was primarily due to decreased sales from our Electronics segment as semiconductor capital spending declined, partially offset by improvements in research spending and our strategic emphasis on growing our Asian sales.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2010	2009	2008
Electronics	50.2%	48.8%	47.5%
Research and Industry	41.0%	42.0%	40.7%
Life Sciences	41.0%	34.7%	37.7%
Service and Components	33.7%	30.6%	28.0%
Overall	42.5%	39.8%	39.1%

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

Cost of sales increased $17.2 million, or 4.9%, to $365.0 million in 2010 compared to $347.8 million in 2009 primarily due to increased sales. Currency fluctuations decreased cost of sales by $13.2 million in 2010 compared to 2009.

Gross margins were positively affected in 2010 due to purchasing and operational improvements, a lower level of competitive pricing pressure in 2010 and improved product mix with increased Electronics segment sales and increased high-end TEM and small DualBeam systems being sold. The net effect on our gross margin from currency fluctuations during 2010 was an approximately $6.6 million, or a 1.5 percentage point, increase.

Cost of sales decreased $16.8 million, or 4.6%, to $347.8 million in 2009 compared to $364.6 million in 2008 primarily due to an approximately $19.1 million decrease related to currency fluctuations and lower sales. These factors were partially offset by a shift in mix to a larger percentage of our sales coming from our Life Sciences segment, which has lower gross margins than sales from our Electronics segment. The net effect on our gross margin from currency fluctuations in 2009 was an approximately $9.5 million, or a 2.3 percentage point, increase.

Electronics

The increase in Electronics gross margin in 2010 compared to 2009 was primarily due to currency fluctuations, which increased the gross margin by 2.4 percentage points. In addition, we sold more of our higher-margin small DualBeam systems in 2010 compared to 2009 and faced less pricing pressure in 2010 compared to 2009. These factors were partially offset by the shipment of orders in the first quarter of 2010 that were priced during the cyclical downturn in 2009, which was a more competitive pricing environment. Later quarters of 2010 realized improved pricing as compared to 2009 as the sales priced during the more competitive environment of 2009 were shipped in previous quarters. Also offsetting the improvements in 2010 was a decrease in gross margin related to inventory adjustments to write down certain older inventory. These adjustments reduced gross margin by $1.0 million, or 0.5 percentage points.

The increase in Electronics gross margin in 2009 compared to 2008 was due primarily to currency fluctuations, partially offset by a shift in mix away from the higher-margin data storage and other wafer-level DualBeam products in 2009. We also sold fewer higher-margin small DualBeams in 2009 and experienced pricing pressures on certain products. Similarly, significant pricing pressure on certain transactions in the first quarter of 2008 lowered gross margins in 2008.

Research and Industry

Gross margins for Research and Industry declined in 2010 compared to 2009 primarily due to a shift in product mix away from small DualBeam and higher-end TEM units. The decline in Research and Industry gross margins was partially offset by the positive impact of currency fluctuations in 2010 compared to 2009, which increased gross margins by 0.9 percentage points.

The increase in the Research and Industry gross margin in 2009 compared to 2008 resulted primarily from continued penetration of our high-end product offerings being sold into research institutions and sales of large-scale bundled systems with higher overall margins. Additionally, currency fluctuations improved gross margins 2.6 percentage points.

Life Sciences

Gross margins for Life Sciences improved in 2010 compared to 2009 due to increased sales of our higher-margin TEM products. Additionally, currency fluctuations increased Life Sciences gross margins by 1.1 percentage points in 2010 compared to 2009.

The decrease in the Life Sciences gross margin in 2009 compared to 2008 was primarily due to aggressive pricing and unexpected higher costs of selected strategic early-stage shipments of higher-end TEM products, partially offset by favorable currency fluctuations in 2009.

Service and Components

The increase in the Service and Components gross margin in 2010 compared to 2009 was primarily due to incremental contract revenue, as well as increased time and material sales as customers, primarily in the Electronics segment, prepare for increased demand and capacity improvements. In addition, a flat cost structure and operating efficiencies also contributed to the margin increase.

The increase in the Service and Components gross margin in 2009 compared to 2008 was primarily due to favorable currency fluctuations and improvements in part usage and cost control.

Research and Development Costs

Research and development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software. These costs are presented net of subsidies received for such efforts. During 2010, 2009 and 2008, we received subsidies from European governments for technology developments specifically in the areas of semiconductor and life science equipment.

R&D costs were $66.3 million (10.5% of net sales) in 2010, $67.7 million (11.7% of net sales) in 2009 and $70.4 million (11.7% of net sales) in 2008.

R&D costs are reported net of subsidies and were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Gross spending	$71,682	$74,401	$74,238
Less subsidies	(5,408)	(6,703)	(3,860)

Net expense	$66,274	$67,698	$70,378

The decrease in R&D costs in 2010 compared to 2009 was primarily due to currency fluctuations and expense controls. Currency fluctuations decreased R&D costs by $1.2 million in 2010 compared to 2009.

The decrease in R&D costs in 2009 compared to 2008 was primarily due to an increase in subsidies received as a result of more subsidy-funded projects in 2009, as well as a decrease as a result of favorable currency fluctuations of $2.8 million, offset by increased spending for R&D projects as we continue to invest in the development of new products.

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

SG&A costs were $136.5 million (21.5% of net sales) in 2010, $126.7 million (22.0% of net sales) in 2009 and $128.8 million (21.5% of net sales) in 2008.

The increase in SG&A costs in 2010 compared to 2009 was primarily due to increased internal and agent sales commissions, primarily in Asia, as revenue from Asia increased and the proportion of agent sales is larger in Asia than any other region. In addition, SG&A costs in 2010 included a $1.9 million increase in bad debt expense compared to 2009 for receivables owed to us by Cambridge Global Services. These factors were partially offset by lower legal and accounting costs and decreases in amortization of purchased intangible assets. Currency fluctuations decreased SG&A costs by $1.0 million in 2010 compared to 2009.

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

Restructuring, Reorganization, Relocation and Severance

April 2008 Restructuring

In 2010, 2009 and 2008, we incurred $3.8 million, $3.5 million and $4.3 million, respectively, under our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Also included in these costs were amounts related to IT system upgrades, which are expected to increase the efficiency of our manufacturing operations. Total costs incurred related to this plan were $11.6 million as of December 31, 2010 and we do not expect to incur any additional costs related to this plan in 2011. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities and related costs are described in the table below. All of the costs resulted in cash expenditures and we do not expect to incur any additional costs under this plan.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Total Costs
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.3 million

Transfer of manufacturing and other activities	$0.3 million
Shift of supply chain	$5.9 million
IT system upgrades	$2.1 million

The actions related to our 2008 restructuring plan reduced manufacturing costs and operating expenses and increased cash flow by approximately $6.0 million annually.

April 2010 Restructuring

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next six months, will result in the termination of approximately 30 positions in Eindhoven, The Netherlands. This expectation is down from our original estimate of 50 positions and is driven by improved business conditions in The Netherlands. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Severance costs were accrued as of July 4, 2010, as such amounts were probable and reasonably estimable. We adjusted our severance accrual in the second half of 2010 to reflect the reduced estimate of employees subject to the severance agreement. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the April 2010 restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus.

We incurred a total of $7.3 million of costs related to the April 2010 restructuring plan in 2010 and expect to incur an additional $1.0 million to $1.7 million as detailed in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $8.3 million to $9.0 million.

A summary of the expenses related to our April 2010 restructuring plan is as follows:

Restructuring Activity Expense Type	Approximate Range of Expected Costs	Expected Timing
Severance costs related to work force reduction and reorganization (approximately 30 employees)	$7.2 million – $7.7 million in cash expense	$6.4 million incurred. Remainder through the second quarter of 2011

Product line transfer, training of Brno employees and facility build-out in Brno	$1.1 million - $1.3 million in cash expense	$0.9 million incurred. Remainder through the second quarter of 2011

The actions related to our April 2010 restructuring plan are expected to reduce manufacturing costs and operating expenses and increase cash flow by approximately $4.5 million per year once the move to the Czech Republic is complete.

For information regarding the related accrued liability, see Note 13 of Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $2.6 million in 2010, $2.9 million in 2009 and $14.4 million in 2008. The decrease in 2010 compared to 2009 was primarily due to the use of $10.9 million of cash for the repayment of debt in 2010 and lower market interest rates. The decrease in 2009 compared to 2008 was primarily due to lower interest rates and a decrease in our invested balances, primarily due to the use of $13.1 million of cash and $194.9 million of cash, respectively, for the repayment of debt in 2009 and 2008.

Interest expense for 2010, 2009 and 2008 included interest expense related to our 2.875% convertible notes. Interest expense in 2008 also included interest related to our 5.5% convertible notes, which were repaid in full in January 2008 and $6.3 million of non-cash interest related to the effects of the adoption, on January 1, 2009, of accounting guidance regarding debt instruments that may be settled in cash upon conversion. See Note 22 of Notes to Consolidated Financial Statements.

The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in 2010 and 2009 included $0.1 million and $0.3 million, respectively, related to the write-off of note issuance costs in connection with the early redemption of a total of $11.0 million and $15.0 million, respectively, of our 2.875% convertible notes.

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

Other, net in 2010 included a $0.1 million gain on the early redemption of a portion of our 2.875% convertible notes.

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

Income Tax Expense

Our income tax benefit of approximately $1.3 million in 2010 primarily resulted from benefits related to the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits, offset by taxes accrued in both the U.S. and foreign tax jurisdictions.

In June 2010, as a result of a mutual agreement between the U.S. and The Netherlands taxing authorities regarding various transfer pricing issues related to our operations, we released valuation allowance and tax reserves of approximately $47.9 million, of which $12.5 million was recorded as a benefit to shareholder’s equity. The remaining $35.4 million of tax benefit was offset by tax expense of $18.1 million to recognize the impact of our new transfer pricing methodology in prior periods.

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

As of December 31, 2010, unrecognized tax benefits totaled $7.2 million and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $8.4 million and $1.6 million, respectively, at December 31, 2010 and 2009. Valuation allowances on deferred tax assets totaled $2.1 million and $38.0 million, respectively, as of December 31, 2010 and 2009. We continue to record a valuation allowance against a portion of U.S. deferred tax assets, as we believe it is unlikely that we will be able to utilize the deferred tax assets in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Capital Resources

Our sources of liquidity and capital resources as of December 31, 2010 consisted of $343.8 million of cash, cash equivalents, short-term restricted cash and short-term investments, $38.7 million in non-current investments, $41.4 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2015.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from December 31, 2010.

In 2010, cash and cash equivalents and short-term restricted cash increased $158.4 million to $299.7 million as of December 31, 2010 from $141.3 million as of December 31, 2009 primarily as a result of $75.0 million provided by operations, $98.9 million from the redemption of ARS, $8.0 million of proceeds from the exercise of employee stock options and the net redemption of $81.5 million of marketable securities. These factors were partially offset by $8.9 million used for the purchase of property, plant and equipment, $59.6 million of repayments on our UBS line of credit, $10.9 million used for the early redemption of $11.0 million par value of our 2.875% convertible subordinated notes and a $9.6 million unfavorable impact of exchange rate changes.

In 2009, cash and cash equivalents and short-term restricted cash decreased $16.2 million to $141.3 million as of December 31, 2009 from $157.5 million as of December 31, 2008 primarily as a result of $13.1 million used for the repayment of $15.0 million face amount of our 2.875% convertible notes, $13.4 million used for the purchase of property, plant and equipment, the net purchase of $129.5 million of marketable securities and $4.1 million used for the purchase of certain assets of a division of an Australian software company. These factors were offset by $68.1 million provided by operations, $59.6 million of net proceeds from our UBS line of credit, $6.9 million of proceeds from the exercise of employee stock options and a $0.2 million favorable impact of exchange rate changes.

Accounts receivable increased $30.7 million to $183.3 million as of December 31, 2010 from $152.6 million as of December 31, 2009, primarily due to an increase in sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The December 31, 2010 balance included a $0.3 million increase related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 90 days at both December 31, 2010 and 2009.

Inventories increased $17.8 million to $156.0 million as of December 31, 2010 compared to $138.2 million as of December 31, 2009, to support our planned ramp up of shipments in 2011. The December 31, 2010 balance included a $5.3 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.6 times for the quarters ended December 31, 2010 and 2009.

Deferred tax assets, current and long term, net of deferred tax liabilities increased $6.8 million to $8.4 million as of December 31, 2010 compared to $1.6 million as of December 31, 2009 primarily due to release of valuation allowances against our U.S. deferred tax assets.

Other current assets decreased $16.4 million to $23.1 million as of December 31, 2010 compared to $39.5 million as of December 31, 2009, primarily due to the $11.7 million decrease in the value of the Put Right related to our previously outstanding ARS and a $3.3 million decrease in our income tax receivables as a result of tax refunds received from the settlement of various transfer pricing issues with The Netherlands and the excess of current tax payments over current tax expense in various jurisdictions. Other current assets at December 31, 2010 and 2009 included $0 and $11.7 million, respectively, for the value of the Put Right and $0.4 million and $3.7 million, respectively, of income taxes receivable.

Expenditures for property, plant and equipment of $8.9 million in 2010 primarily consisted of expenditures for machinery and equipment, including instruments used for demonstration as part of our marketing programs. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2011 to be approximately $34 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Other assets, net decreased $5.4 million to $12.2 million as of December 31, 2010 compared to $17.6 million as of December 31, 2009, primarily due to the reclassification of a portion of our lease receivables to current and amortization of existing intangible assets.

Income taxes payable increased $2.4 million to $3.7 million as of December 31, 2010 compared to $1.3 million as of December 31, 2009 primarily due to accruals for U.S. taxes on current period income. Our receivable for income taxes of $0.4 million at December 31, 2010 is included as a component of other current assets.

Other current liabilities decreased $16.4 million to $31.3 million as of December 31, 2010 compared to $47.7 million as of December 31, 2009, primarily due to the release of $16.4 million of accruals for unrecognized tax benefits as a result of the settlement with The Netherlands taxing authorities regarding various transfer pricing issues.

Auction Rate Securities, Put Right and UBS Credit Facility

During the second quarter of 2010, all of our remaining ARS were redeemed, with the proceeds being used to repay in full the remaining amounts due on our $70.8 million credit facility with UBS (the “UBS Credit Facility”). In connection with the redemption of the remaining ARS, the Put Right was terminated. As of December 31, 2010, we did not have any ARS on our balance sheet and the UBS Credit Facility had been terminated.

Other Credit Facilities and Letters of Credit

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant. No amounts were outstanding under any of these facilities as of December 31, 2010.

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2010, we had $64.1 million of these guarantees and letters of credit outstanding, of which approximately $63.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

Share Repurchase Plan

A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010 and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. During the fourth quarter of 2010, we repurchased 205,300 shares for a total of $4.9 million, or an average of $23.66 per share. As of December 31, 2010, 3,794,700 shares remained available for purchase pursuant to this plan.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2010 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2011	2012 and 2013	2014 and 2015	2016 and beyond
Convertible Debt	$89,012	$—	$89,012	$—	$—
Convertible Debt Interest	6,184	2,559	3,625	—	—
Letters of Credit and Bank Guarantees	64,104	26,756	3,674	653	33,021
Purchase Order Commitments	52,024	52,024	—	—	—
Pension Related Obligations	1,840	24	90	110	1,616
Deferred Compensation Liability	2,869	—	—	—	2,869
Capital Leases	3,031	1,473	1,452	106	—
Operating Leases	47,075	7,189	11,392	8,050	20,444

Total	$266,139	$90,025	$109,245	$8,919	$57,950

We also have other liabilities of $6.5 million relating to additional uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to these additional uncertain tax positions, we have excluded this amount from the table above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING GUIDANCE

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

Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.

It is reasonably possible that the estimates we make may change in the future.

Revenue Recognition

We recognize revenue when persuasive evidence of a contractual agreement exists, delivery has occurred or service have been rendered, the seller’s price to the buyer is fixed and determinable, and collectability is reasonably assured.

For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. The portion of revenue related to installation, of which the estimated fair value is generally 4% of the total revenue of the transaction, is deferred until such installation and final customer acceptance are completed. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue applicable to installation is recognized upon meeting specifications at the installation site. For new applications of our products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

We enter into arrangements with customers whereby they purchase products, accessories and service contracts from us at the same time. For sales arrangements containing multiple elements (products or services), revenue relating to the undelivered elements is deferred at the estimated selling price of the element as determined using the sales price hierarchy established in Financial Accounting Standards

Board (“FASB”) Accounting Standards Update No. 2009-13 (“ASU 2009-13”). To be considered a separate element, the deliverable in question must represent a separate element under the accounting guidance and fulfill the following criteria: the delivered item or items must have value to the customer on a standalone basis; and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on collection experience and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve may occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in individual customers’ credit quality. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our bad debt expense totaled $2.5 million, $0.6 million and $1.1 million, respectively, in 2010, 2009 and 2008. Our allowance for doubtful accounts totaled $5.7 million and $3.3 million, respectively, at December 31, 2010 and 2009.

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

Provision for manufacturing inventory valuation adjustments totaled $3.6 million, $4.1 million and $1.7 million, respectively, in 2010, 2009 and 2008. Provision for service spare parts inventory valuation adjustments totaled $6.2 million, $7.0 million and $4.3 million, respectively, in 2010, 2009 and 2008.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining life and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. No impairments related to our equipment or other long-lived assets were recognized during 2010, 2009 or 2008.

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but, instead, a two-step impairment test is performed at least annually. We test goodwill for impairment in the fourth quarter of each year. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in step one of our annual analysis during the fourth quarter of 2010, 2009 or 2008.

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

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. During 2010, 2009 and 2008, we released approximately $32.9 million, $3.9 million and $0.5 million, respectively, in valuation allowance relating to U.S. deferred tax assets utilized to offset U.S. taxable income generated during the respective periods. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $8.4 million and $1.6 million, respectively, at December 31, 2010 and 2009 and our valuation allowance totaled $2.1 million and $38.0 million, respectively.

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

At December 31, 2010 and 2009, the liabilities related to total unrecognized tax benefits were $7.2 million and $20.2 million respectively, all of which would have an impact on the effective tax rate if recognized. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties of $1.2 million and $2.2 million, respectively. Unrecognized tax benefits relate mainly to uncertainty surrounding tax credits and permanent establishment. See Note 12 of Notes to Consolidated Financial Statements for additional information.

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

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in 2010 by $12.1 million. Holding other variables constant, if the U.S. dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $32.3 million as of December 31, 2010. Holding other variables constant, if the U.S. dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $26.4 million as of December 31, 2010.

Risk Mitigation

We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific accounting criteria have been met, changes in fair values of derivative contracts relating to anticipated transactions are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2010, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $133.0 million, which contracts have varying maturities through the second quarter of 2012. The aggregate notional amount of our outstanding balance sheet-related derivative contracts at December 31, 2010 was $106.9 million, which contracts have varying maturities through the first quarter of 2011. We do not enter into derivative financial instruments for speculative purposes.

Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2010 would increase by approximately $24.0 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the U.S. dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.

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

The hedging transactions we undertake are intended to limit our exposure to changes in the dollar/euro exchange rate. Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $1.2 million, $3.6 million and $4.9 million, respectively, in 2010, 2009 and 2008.

Cash Flow Hedges

We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up generally on an eighteen-month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro exchange rate. The zero cost collar contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.

These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $1.9 million in 2010 in cost of sales related to hedge results, compared to realized gains of $0.4 million in 2009 and $6.0 million in 2008. As of December 31, 2010, $1.3 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next 18 months as a result of the underlying hedged transactions also being recorded in net income. We recorded a charge of $117,000 in 2010 and $1.3 million in both 2009 and 2008 for hedge ineffectiveness as a result of currency volatility. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may decrease or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other income (expense) in the period of ineffectiveness or dedesignation.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2010, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2010, we held cash and cash equivalents of $277.6 million and short-term restricted cash of $22.1 million that consisted of cash and highly liquid short-term investments having maturity dates of no more than 90 days at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $3.0 million assuming our cash and cash equivalent balances at December 31, 2010 remained constant and were earning at least 1% per annum, which, at December 31, 2010, they were not. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Fixed Rate Debt Securities

As of December 31, 2010, we held short-term fixed rate investments of $44.0 million that consisted of certificates of deposit, commercial paper and government-backed securities. These investments are recorded on our balance sheet at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $0.4 million assuming our investment balances at December 31, 2010 remained constant and were earning at least 1% per annum, which, at December 31, 2010, they were not.

Fair Value of Convertible Debt

The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At December 31, 2010, we had $89.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $99.6 million at December 31, 2010.

Item 8. Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2010 is as follows:

2010 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$149,099	$146,048	$153,005	$186,070
Cost of sales	89,894	86,240	86,476	102,348

Gross profit	59,205	59,808	66,529	83,722
Total operating expenses(1)	53,621	56,275	48,913	54,997

Operating income	5,584	3,533	17,616	28,725
Other expense, net	(636)	(900)	(1,057)	(643)

Income before income taxes	4,948	2,633	16,559	28,082
Income tax expense (benefit)(2)	844	(13,547)	4,639	6,738

Net income	$4,104	$16,180	$11,920	$21,344

Basic net income per share	$0.11	$0.43	$0.31	$0.56

Diluted net income per share	$0.11	$0.40	$0.30	$0.52

Shares used in basic per share calculation	37,891	38,046	38,186	38,083
Shares used in diluted per share calculation	38,308	41,813	41,536	41,737

2009 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$141,833	$140,263	$140,799	$154,449
Cost of sales	83,141	84,102	85,418	95,179

Gross profit	58,692	56,161	55,381	59,270
Total operating expenses(3)	50,568	49,549	47,482	50,283

Operating income	8,124	6,612	7,899	8,987
Other expense, net(4)	(320)	(1,501)	(809)	(1,331)

Income before income taxes	7,804	5,111	7,090	7,656
Income tax expense(5)	1,466	1,451	1,030	1,070

Net income	$6,338	$3,660	$6,060	$6,586

Basic net income per share	$0.17	$0.10	$0.16	$0.17

Diluted net income per share	$0.17	$0.10	$0.16	$0.17

Shares used in basic per share calculation	37,322	37,450	37,610	37,767
Shares used in diluted per share calculation	37,616	37,745	38,067	38,194

(1)	Operating expenses in the first, second, third and fourth quarters of 2010 included $0.9 million, $9.1 million, $0.5 million and $0.6 million, respectively, of restructuring, reorganization, relocation and severance expense.
(2)	Income tax benefit in the second quarter of 2010 included a net benefit of $17.3 million related to an agreement between U.S. and The Netherlands taxing authorities regarding various transfer pricing issues and a reduction in our valuation allowance against U.S. deferred tax assets. See also Note 12 of Notes to Consolidated Financial Statements.
(3)	Operating expenses in the first, second, third and fourth quarters of 2009 included $1.0 million, $1.1 million, $0.6 million and $0.8 million, respectively, of restructuring, reorganization, relocation and severance expense.
(4)	Included in other income (expense), net in 2009 were the following:

•

$3.7 million, $1.4 million, $2.8 million and $(1.2) million of unrealized gains (losses) related to our ARS in the first, second, third and fourth quarter, respectively, and $(3.6) million, $(1.1) million, $(2.8) million and $1.3 million of unrealized gains (losses) related to the fair value of the Put Right we received pursuant to an agreement we entered into with UBS, the issuer of the ARS, in the first, second, third and fourth quarter, respectively. The Put Right required UBS to repurchase all of our ARS at par on or before June 30, 2010; and

•	a $1.3 million charge for ineffectiveness of certain of our cash flow hedges due to increased currency volatility.

(5)	Income tax expense in 2009 included the release of $3.9 million of valuation allowances recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S., a portion of which was recorded each quarter, as well as a $1.3 million benefit related to the lapses of statutes of limitations and effective settlements with tax authorities.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

FEI Company:

We have audited the accompanying consolidated balance sheet of FEI Company and subsidiaries as of December 31, 2010 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FEI Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

FEI Company

Hillsboro, Oregon

We have audited the accompanying consolidated balance sheet of FEI Company and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 19, 2010

Portland, Oregon

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$277,617	$124,199
Short-term investments in marketable securities	44,026	212,119
Short-term restricted cash	22,114	17,141
Receivables, net of allowances for doubtful accounts of $5,685 and $3,306	183,254	152,601
Inventories	155,964	138,242
Deferred tax assets	11,505	2,734
Other current assets	23,126	39,470

Total Current Assets	717,606	686,506

Non-current investments in marketable securities	38,662	39,662
Long-term restricted cash	41,377	35,901
Property, plant and equipment, net of accumulated depreciation of $95,720 and $86,942	80,681	81,893
Goodwill	44,800	44,615
Deferred tax assets	1,072	3,369
Non-current inventories	47,976	44,385
Other assets, net	12,248	17,638

Total Assets	$984,422	$953,969

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$51,529	$40,587
Accrued payroll liabilities	31,765	18,911
Accrued warranty reserves	8,648	7,477
Accrued agent commissions	10,796	10,046
Deferred revenue	81,445	65,805
Income taxes payable	3,715	1,321
Accrued restructuring, reorganization, relocation and severance	4,884	32
Short-term line of credit	—	59,600
Other current liabilities	31,306	47,693

Total Current Liabilities	224,088	251,472

Convertible debt	89,012	100,000
Deferred tax liabilities	4,106	4,298
Other liabilities	34,042	30,675

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 38,280 and 37,859 shares issued and outstanding, no par value	509,145	485,557
Retained earnings	75,024	21,476
Accumulated other comprehensive income	49,005	60,491

Total Shareholders’ Equity	633,174	567,524

Total Liabilities and Shareholders’ Equity	$984,422	$953,969

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
Net Sales:
Products	$479,437	$439,125	$459,383
Products - related party	343	578	2,123
Service and components	154,021	137,361	137,314
Service and components - related party	421	280	359

Total net sales	634,222	577,344	599,179
Cost of Sales:
Products	262,571	252,307	265,543
Service and components	102,387	95,533	99,095

Total cost of sales	364,958	347,840	364,638

Gross Profit	269,264	229,504	234,541

Operating Expenses:
Research and development	66,274	67,698	70,378
Selling, general and administrative	136,465	126,728	128,768
Restructuring, reorganization, relocation and severance	11,067	3,456	4,267

Total operating expenses	213,806	197,882	203,413

Operating Income	55,458	31,622	31,128

Other Income (Expense):
Interest income	2,632	2,880	14,362
Interest expense	(4,504)	(5,441)	(14,220)
Other, net	(1,364)	(1,400)	(4,670)

Total other income (expense), net	(3,236)	(3,961)	(4,528)

Income before income taxes	52,222	27,661	26,600
Income tax (benefit) expense	(1,326)	5,017	8,612

Net income	$53,548	$22,644	$17,988

Basic net income per share	$1.41	$0.60	$0.49

Diluted net income per share	$1.34	$0.60	$0.48

Shares used in per share calculations:
Basic	38,083	37,537	36,766

Diluted	41,737	37,905	37,158

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Year Ended December 31,
	2010	2009	2008
Net income	$53,548	$22,644	$17,988
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	(12,077)	8,945	(11,169)
Change in unrealized loss on available-for-sale securities	—	(66)	(11,720)
Change in minimum pension liability	—	(36)	498
Reclassification of auction rate securities unrealized losses to other income, net	—	—	11,686
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(1,466)	440	2,192
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	2,057	844	(6,215)

Comprehensive income	$42,062	$32,771	$3,260

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	(Deficit)	Income	Equity
Balance at December 31, 2007	36,405	$447,772	$(19,156)	$65,092	$493,708

Net income	—	—	17,988	—	17,988
Employee purchases of common stock through employee share purchase plan	259	4,804	—	—	4,804
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	585	9,280	—	—	9,280
Stock-based compensation expense	—	8,153	—	—	8,153
Zero coupon convertible note settlement	37	1,013	—	—	1,013
Reclassification of auction rate securities unrealized losses to other income, net	—	—	—	11,686	11,686
Tax benefit of non-qualified stock option exercises	—	329	—	—	329
Restricted stock unit taxes for net share settlement	—	(1,458)	—	—	(1,458)
Translation adjustment	—	—	—	(11,169)	(11,169)
Unrealized loss on available for sale securities	—	—	—	(11,720)	(11,720)
Minimum pension liability, net of taxes	—	—	—	498	498
Net adjustment for fair value of hedge derivatives	—	—	—	(4,023)	(4,023)

Balance at December 31, 2008	37,286	469,893	(1,168)	50,364	519,089

Net income	—	—	22,644	—	22,644
Employee purchases of common stock through employee share purchase plan	271	4,662	—	—	4,662
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	386	2,260	—	—	2,260
Stock-based compensation expense	—	10,598	—	—	10,598
Restricted stock unit taxes for net share settlement	(84)	(1,856)	—	—	(1,856)
Translation adjustment	—	—	—	8,945	8,945
Unrealized loss on available for sale securities	—	—	—	(66)	(66)
Minimum pension liability, net of taxes	—	—	—	(36)	(36)
Net adjustment for fair value of hedge derivatives	—	—	—	1,284	1,284

Balance at December 31, 2009	37,859	485,557	21,476	60,491	567,524

Net income	—	—	53,548	—	53,548
Employee purchases of common stock through employee share purchase plan	281	4,860	—	—	4,860
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	447	3,099	—	—	3,099
Stock-based compensation expense	—	10,482	—	—	10,482
Restricted stock unit taxes for net share settlement	(102)	(2,075)	—	—	(2,075)
Repurchase of common stock	(205)	(4,862)	—	—	(4,862)
Tax benefit of non-qualified stock option exercises	—	12,084	—	—	12,084
Translation adjustment	—	—	—	(12,077)	(12,077)
Net adjustment for fair value of hedge derivatives	—	—	—	591	591

Balance at December 31, 2010	38,280	$509,145	$75,024	$49,005	$633,174

See accompanying Notes to Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$53,548	$22,644	$17,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,371	17,140	16,481
Amortization	2,669	3,092	10,589
Stock-based compensation	10,482	10,599	8,153
Gain on trading securities and UBS Put Right	(26)	(501)	—
Asset impairments and write-offs of property, plant and equipment and other assets	—	—	528
Loss on disposal of investments, property, plant and equipment and intangible assets	333	277	274
Write-off of deferred note issuance costs on redemption	126	250	226
Gain on redemption of 2.875% convertible note	(115)	(2,025)	—
Income taxes receivable (payable), net	(7,926)	3,313	7,862
Deferred income taxes	4,814	(869)	2,536
(Increase) decrease in:
Receivables	(29,347)	(8,678)	16,680
Inventories	(31,398)	(1,160)	(15,439)
Other assets	2,178	(1,120)	(799)
Increase (decrease) in:
Accounts payable	11,812	4,916	4,000
Accrued payroll liabilities	13,183	(1,053)	(6,421)
Accrued warranty reserves	1,235	1,015	(109)
Deferred revenue	18,446	20,036	(16,184)
Accrued restructuring, reorganization, relocation and severance costs	4,585	(205)	(237)
Other liabilities	3,028	380	8,407

Net cash provided by operating activities	74,998	68,051	54,535

Cash flows from investing activities:
Increase in restricted cash	(13,539)	(5,810)	(1,537)
Acquisition of property, plant and equipment	(8,886)	(13,430)	(13,482)
Proceeds from disposal of property, plant and equipment	4	30	1
Purchase of investments in marketable securities	(179,698)	(190,654)	(93,857)
Redemption of investments in marketable securities	261,190	61,107	112,449
Proceeds from the sale of auction rate securities	98,925	11,200	—
Other	(540)	(4,570)	(3,286)

Net cash provided by (used in) investing activities	157,456	(142,127)	288

Cash flows from financing activities:
Redemption of convertible notes	(10,893)	(13,077)	(194,869)
Witholding taxes paid on issuance of vested restricted stock units	(2,076)	(1,856)	(1,456)
Proceeds from line of credit	—	70,800	—
Repayments on line of credit	(59,600)	(11,200)	—
Proceeds from exercise of stock options and employee stock purchases	7,983	6,871	14,097
Repurchases of common stock	(4,862)	—	—
Other	—	—	(491)

Net cash (used in) provided by financing activities	(69,448)	51,538	(182,719)
Effect of exchange rate changes	(9,588)	216	(6,176)

Increase (decrease) in cash and cash equivalents	153,418	(22,322)	(134,072)

Cash and cash equivalents:
Beginning of year	124,199	146,521	280,593

End of year	$277,617	$124,199	$146,521

Supplemental Cash Flow Information:
Cash paid (refunds received) for income taxes, net	$(983)	$2,391	$(2,780)
Cash paid for interest	3,833	4,581	7,783
Inventories transferred from (to) fixed assets	8,697	(8,297)	(7,240)

See accompanying Notes to Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.

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

Accounts Receivable

Activity within our accounts receivable allowance for the three-year period ended December 31, 2010 was as follows (in thousands):

Balance, December 31, 2007	$3,819
Expense	1,125
Write-offs	(1,787)
Translation adjustments	(18)

Balance, December 31, 2008	3,139
Expense	628
Write-offs	(525)
Translation adjustments	64

Balance, December 31, 2009	3,306
Expense	2,499
Write-offs	(63)
Translation adjustments	(57)

Balance, December 31, 2010	$5,685

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

Certain equity securities held in short-term and long-term investments related to the executive deferred compensation plan are classified as trading securities (see Note 4). Investments designated as trading securities are carried at fair value on the balance sheet, with the unrealized gains or losses recorded in interest income (expense) or other income (expense) in the period incurred.

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

Non-service inventory valuation adjustments totaled $3.6 million, $4.1 million and $1.7 million, respectively, in 2010, 2009 and 2008. Provision for service inventory valuation adjustments totaled $6.2 million, $7.0 million and $4.3 million, respectively, in 2010, 2009 and 2008.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. During 2010, 2009 and 2008, we released approximately $32.9 million, $3.9 million and $0.5 million, respectively, in valuation allowance relating to U.S. deferred tax assets utilized to offset U.S. taxable income generated during the respective periods. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $8.4 million and $1.6 million, respectively, at December 31, 2010 and 2009 and our valuation allowance totaled $2.1 million and $38.0 million, respectively.

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

At December 31, 2010 and 2009, the liabilities related to total unrecognized tax benefits were $7.2 million and $20.2 million respectively, all of which would have an impact on the effective tax rate if recognized. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties of $1.2 million and $2.2 million, respectively. Unrecognized tax benefits relate mainly to uncertainty surrounding intercompany pricing and permanent establishment. See Note 12 of Notes to Consolidated Financial Statements for additional information.

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

On occasion, we loan systems to customers on a temporary basis while they wait for their tool to be manufactured or for evaluation. These systems are included in our finished goods inventories and the lending/evaluation periods are typically for a time period of less than one year. The sale of disposable products or services is not typically included in these arrangements. Any expense associated with these systems is recorded as a component of cost of sales.

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

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but, instead, a two-step impairment test is performed at least annually. We test goodwill for impairment in the fourth quarter of each year. First, the fair value of each reporting unit is compared to its carrying value. We have defined our reporting units to be our operating segments. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in step one of our annual analysis during the fourth quarter of 2010, 2009 or 2008.

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

For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. The portion of revenue related to installation, of which the estimated fair value is generally 4% of the total revenue of the transaction, is deferred until such installation and final customer acceptance are completed. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue applicable to installation is recognized upon meeting specifications at the installation site. For new applications of our products where performance cannot be assured prior to meeting specifications at the installation site, no revenue is recognized until such specifications are met.

We enter into arrangements with customers whereby they purchase products, accessories and service contracts from us at the same time. For sales arrangements containing multiple elements (products or services), revenue relating to the undelivered elements is deferred at the estimated selling price of the element as determined using the sales price hierarchy established in Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-13 (“ASU 2009-13”). To be considered a separate element, the deliverable in question must represent a separate element under the accounting guidance and fulfill the following criteria: the delivered item or items must have value to the customer on a standalone basis; and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.

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

A roll-forward of our warranty liability was as follows (in thousands):

Balance, December 31, 2007	$6,585
Reductions for warranty costs incurred	(10,708)
Warranties issued	10,622
Translation adjustments	(60)

Balance, December 31, 2008	6,439
Reductions for warranty costs incurred	(9,751)
Warranties issued	10,727
Translation adjustments	62

Balance, December 31, 2009	7,477
Reductions for warranty costs incurred	(7,958)
Warranties issued	9,137
Translation adjustments	(8)

Balance, December 31, 2010	$8,648

Research and Development

Research and development costs are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. These subsidies totaled $5.4 million, $6.7 million and $3.9 million in 2010, 2009 and 2008, respectively. Subsidies have decreased due to lower project spending in 2010 compared to 2009.

Advertising

Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $2.4 million, $2.4 million and $3.7 million in 2010, 2009 and 2008, respectively.

Restructuring, Reorganization, Relocation and Severance

Liabilities for costs associated with exit or disposal activities are recognized and measured at fair value in the period the liability is incurred. See Note 13.

Computation of Per Share Amounts

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2010			2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$53,548	38,083	$1.41	$22,644	37,537	$0.60
Dilutive effect of stock options calculated using the treasury stock method	—	111	(0.01)	—	108	—
Dilutive effect of restricted stock units	—	155	(0.01)	—	90	—
Dilutive effect of 2.875% convertible debt	2,270	3,223	(0.05)	—	—	—
Dilutive effect of shares issuable to Philips	—	165	—	—	170	—

Diluted EPS	$55,818	41,737	$1.34	$22,644	37,905	$0.60

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		1,430			961

Convertible debt		—			3,407

	Year Ended December 31, 2008
	Net Income	Shares	Per Share Amount
Basic EPS	$17,988	36,766	$0.49
Dilutive effect of stock options calculated using the treasury stock method	—	168	(0.01)
Dilutive effect of restricted stock units	—	39	—
Dilutive effect of shares issuable to Philips	—	185	—

Diluted EPS	$17,988	37,158	$0.48

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options, restricted shares and restricted stock units		—

Convertible debt		3,918

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

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2010	2009	2008
Cost of sales	$1,211	$1,352	$1,036
Research and development	1,538	1,312	1,061
Selling, general and administrative	7,733	7,935	6,056

	$10,482	$10,599	$8,153

Stock-based compensation costs related to inventory or fixed assets were not significant in the years ended December 31, 2010, 2009 or 2008.

The following weighted average assumptions were utilized in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,	2010	2009	2008
Risk-free interest rate	0.14% - 2.27%	0.14% - 2.35%	0.5% - 3.2%
Dividend yield	0.0%	0.0%	0.0%
Expected lives:
Option plans	5.6 – 5.9 years	5.2 years	-(1)
Employee share purchase plan	6 months	6 months	6 months
Volatility	31% - 51%	44% -51%	37% - 46%
Discount for post vesting restrictions	0.0%	0.0%	0.0%

(1)	No options granted during 2008.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

ASU 2010-06

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not and will not have any effect on our financial position, results of operations or cash flows.

ASU 2009-13

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (an update to Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. The prospective adoption of this guidance effective January 1, 2010, did not have a significant effect on changes to the units of accounting, changes in how we allocate arrangement consideration among the deliverables or changes to the timing and pattern of revenue recognition and is not expected to have a material impact on our financial position, results of operations or cash flows in the future.

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

NOTE 3. ARS CALL AND REDEMPTION, SETTLEMENT OF THE PUT RIGHT AND UBS CREDIT FACILITY REPAYMENT

During 2010, $37.2 million of our auction rate securities (“ARS”) were called at par. The remaining total of $61.7 million of our ARS were put to UBS AG (together with its affiliates, “UBS”) on June 30, 2010 in accordance with our put right (the “Put Right”). As of December 31, 2010 we no longer held any investments in ARS. Additionally, in conjunction with the redemption of the ARS, we no longer have a value assigned to the UBS Put Right. We recorded a gain on the settlement of the ARS of $11.7 million in 2010 as a component of other income, net. Offsetting this gain in other income, net in 2010 were charges due to the write off of our Put Right of $11.7 million.

The cash proceeds from the calls and redemption of the ARS were first used to repay the amount outstanding under the UBS Credit Facility in accordance with the settlement agreement. Following these calls and redemption, and as of December 31, 2010, there was no longer a balance outstanding on the UBS Credit Facility. The UBS Credit Facility was terminated in connection with the full repayment of amounts outstanding.

The net amount recorded as a component of other income (expense), net related to the ARS and the Put Right totaled $26,000, $0.5 million and $(0.5) million, respectively, in 2010, 2009 and 2008. See also Note 21.

NOTE 4. INVESTMENTS

Investments held consisted of the following (in thousands):

December 31, 2010	Cost basis	Unreal- ized gains	Unreal- ized losses	Estimated fair value	Short- term invest- ments	Long- term invest- ments	Other assets(1)
Fixed Maturity Securities
Certificates of deposit and commercial paper	$11,324	$—	$(2)	$11,322	$8,037	$3,285	$—
U.S. Government-backed securities	68,495	2	—	68,497	35,989	32,508	—

Fixed Maturity Securities	79,819	2	(2)	79,819	44,026	35,793	—

Equity Securities
Mutual funds	2,750	119	—	2,869	—	2,869	—
Cost Method Investments	608	—	—	608	—	—	608

	$83,177	$121	$(2)	$83,296	$44,026	$38,662	$608

December 31, 2009	Cost basis	Unreal- ized gains	Unreal- ized losses		Estimated fair value	Short- term invest- ments	Long- term invest- ments	Other assets(1)
Fixed Maturity Securities
Certificates of deposit and commercial paper	$33,585	$13	$(23)		$33,575	$31,657	$1,918	$—
U.S. Government-backed securities	128,198	—	(28)		128,170	93,274	34,896	—
ARS	98,925	—	(11,737	)(2)	87,188	87,188	—	—

Fixed Maturity Securities	260,708	13	(11,788)		248,933	212,119	36,814	—

Equity Securities
Mutual funds	3,138	—	(290)		2,848	—	2,848	—
Cost Method Investments	608	—	—		608	—	—	608

	$264,454	$13	$(12,078)		$252,389	$212,119	$39,662	$608

(1)	Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.
(2)	Unrealized gains or losses on the ARS, which were held as trading securities, were included in other income (expense), net and were substantially offset by unrealized gains or losses on the related Put Right. See also Notes 3 and 21.

Realized gains and losses on sales of marketable debt securities were insignificant in 2010, 2009 and 2008.

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

Our investments classified as trading securities, such as assets related to our deferred compensation plan, are carried on the balance sheet at fair value. All unrealized gains or losses are recorded in other income (expense), net in the period incurred.

For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess if impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. At both December 31, 2010 and 2009, we had $0.6 million in cost-method investments on our balance sheet.

Contractual maturities or expected liquidation dates of long-term marketable securities at December 31, 2010 were as follows (in thousands):

	1 - 2 years	Total
Certificates of deposit, commercial paper and U.S. Government-backed securities	$79,819	$79,819

NOTE 5. FACTORING OF ACCOUNTS RECEIVABLE

In 2010 and 2009, we entered into agreements under which we sold a total of $10.3 million and $13.5 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our statements of operations as other expense.

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials and assembled parts	$57,043	$44,829
Service inventories, estimated current requirements	11,581	15,765
Work-in-process	55,279	57,762
Finished goods	32,061	19,886

Total inventories	$155,964	$138,242

Non-current inventories	$47,976	$44,385

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Land	$7,780	$7,780
Buildings and improvements	21,216	18,562
Leasehold improvements	9,616	7,530
Machinery and equipment	79,901	85,138
Demonstration systems	26,208	24,588
Other fixed assets	31,680	25,237

	176,401	168,835
Accumulated depreciation	(95,720)	(86,942)

Total property, plant and equipment, net	$80,681	$81,893

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Year Ended December 31,
	2010	2009
Balance, beginning of year	$44,615	$40,964
Additions	—	3,631
Adjustments to goodwill	185	20

Balance, end of year	$44,800	$44,615

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

Other Intangible Assets

Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	December 31,
		2010	2009
Purchased technology	5 to 12 years	$46,105	$46,299
Accumulated amortization		(46,105)	(45,913)

		—	386
Patents, trademarks and other	2 to 15 years	7,758	7,474
Accumulated amortization		(3,995)	(2,852)

		3,763	4,622
Note issuance costs	7 years	2,445	2,747
Accumulated amortization		(1,600)	(1,405)

		845	1,342

Total intangible assets included in other long-term assets		$4,608	$6,350

Amortization expense, excluding note issuance cost write-offs, and including amortization of the debt discount for our zero coupon note issuance that was paid off in 2008 pursuant to accounting guidance for debt instruments that may be settled in cash upon conversion (see Note 22), was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Purchased technology	$358	$638	$1,808
Patents, trademarks and other	1,167	1,129	1,108
Note issuance costs	497	652	767
Debt discount	—	—	6,487

	$2,022	$2,419	$10,170

Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Note Issuance Costs
2011	$1,008	$350
2012	992	350
2013	935	145
2014	559	—
2015	205	—
Thereafter	64	—

	$3,763	$845

NOTE 9. CREDIT FACILITIES AND RESTRICTED CASH

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

As of December 31, 2010, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

Japanese Bank Borrowing Facility

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of December 31, 2010.

Restricted Cash

As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. At December 31, 2010, we had $64.1 million of these guarantees and letters of credit outstanding, of which approximately $63.5 million were secured by restricted cash deposits. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheet.

NOTE 10. CONVERTIBLE NOTES

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

We redeemed the following amounts of our 2.875% Convertible Subordinated Notes:

Date	Amount Redeemed	Redemption Price	Redemption Discount	Related Note Issuance Costs Written Off
February 2009	$15,000,000	86.5%	$2,025,000	$250,154

June 24, 2010	7,940,000	98.9%	89,325	90,904
June 29, 2010	1,200,000	99.0%	12,000	13,703
July 8, 2010	1,848,000	99.25%	13,860	20,546

Total for 2010	10,988,000		115,185	125,153

	$26.0 million		$2,140,185	$375,307

The remaining $89.0 million of notes outstanding at December 31, 2010 are convertible into 3,032,777 shares of our common stock, at the note holder’s option, at a price of $29.35 per share.

NOTE 11. LEASE OBLIGATIONS

We have operating leases for certain of our manufacturing and administrative facilities that extend through 2019. The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs. The leases generally provide renewal options at current market rates.

Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.2 million in 2010, $7.2 million in 2009 and $7.6 million in 2008.

The approximate future minimum rental payments due under these agreements as of December 31, 2010, were as follows (in thousands):

Year Ending December 31,
2011	$7,189
2012	6,573
2013	4,819
2014	3,996
2015	4,054
Thereafter	20,444

Total	$47,075

NOTE 12. INCOME TAXES

Income before income taxes included the following components:

	Year Ended December 31,
	2010	2009	2008
U.S.	$6,930	$10,544	$4,986
Foreign	45,292	17,117	21,614

Total	$52,222	$27,661	$26,600

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$5,303	$—	$—
State	551	483	(63)
Foreign	2,415	6,914	8,112

	8,269	7,397	8,049
U.S. deferred benefit	(9,001)	—	—
Foreign deferred (benefit) expense	(594)	(2,380)	563

Total income tax (benefit) expense	$(1,326)	$5,017	$8,612

The effective income tax rate applied to net income varied from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Tax expense at statutory rates	$18,278	$9,681	$11,520
Increase (decrease) resulting from:
State income taxes, net of federal benefit	551	890	520
Foreign tax benefit	(3,859)	(1,466)	(1,343)
Research and experimentation benefit	(1,065)	(1,225)	(1,982)
Tax audit settlements and lapses of statutes of limitations	1,097	(1,328)	(1,483)
Non-deductible items	4,517	1,715	1,527
Release of valuation allowance	(20,400)	(3,886)	(464)
Other	(445)	636	317

	$(1,326)	$5,017	$8,612

Our income tax benefit of approximately $1.3 million in 2010 primarily resulted from benefits related to the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits, offset by taxes accrued in both the U.S. and foreign tax jurisdictions. As a result of a mutual agreement between the U.S. and The Netherlands taxing authorities regarding various transfer pricing issues related to our operations, during the second quarter of 2010, we released valuation allowance and tax reserves of approximately $47.9 million, of which $12.5 million was recorded as a benefit to shareholder’s equity. The remaining $35.4 million of tax benefit was offset by tax expense of $18.1 million to recognize the impact of our new transfer pricing methodology in prior periods.

Our tax expense in 2009 and 2008 primarily reflected taxes on foreign earnings, offset by the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.

Current taxes payable were reduced for tax benefits recorded to common stock and related to stock compensation of $12.1 million, $0 and $0.3 million, respectively, in 2010, 2009 and 2008.

Deferred Income Taxes

Net deferred tax assets and liabilities were included in the following consolidated balance sheet accounts:

	December 31,
	2010	2009
Deferred tax assets – current	$11,505	$2,734
Deferred tax assets – non-current	1,072	3,369
Other current liabilities	(64)	(229)
Deferred tax liabilities – non-current	(4,106)	(4,298)

Net deferred tax assets	$8,407	$1,576

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accrued liabilities	$2,224	$1,476
Warranty reserves	1,420	1,372
Inventory reserves	7,686	7,712
Allowance for bad debts	502	448
Revenue recognition	4,096	3,786
Loss carryforwards	—	17,398
Tax credit carryforwards	1,971	7,455
Fixed assets	273	177
Intangible assets	226	712
Unrealized investment	1,471	1,129
Stock compensation	2,807	1,071
Other assets	1,584	1,350

Gross deferred tax assets	24,260	44,086
Valuation allowance	(2,123)	(37,982)

Net deferred tax assets	22,137	6,104

Deferred tax liabilities:
Intangible assets	(757)	—
Fixed assets	(4,832)	(283)
Revenue recognition	(4,053)	—
Other liabilities	(4,088)	(4,245)

Total deferred tax liabilities	(13,730)	(4,528)

Net deferred tax asset	$8,407	$1,576

Deferred tax expense of $0.4 million, $0.1 million and $0.1 million was recorded in other comprehensive income in 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, our valuation allowance on deferred tax assets totaled $2.1 million and $38.0 million, respectively, including $0 and $9.4 million, respectively, attributable to excess stock option deductions included in the net operating loss deferred tax asset. The decrease in the valuation allowance in 2010 primarily related to receiving confirmation that the U.S. and The Netherlands taxing authorities had entered into a mutual agreement on various transfer pricing issues related to our operations. In assessing the realizability of deferred tax assets, we utilize a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment. Our “more likely than not” assessment was principally based upon our historical losses in the U.S. and our forecast of future profitability in certain tax jurisdictions, primarily the U.S.

State research and development tax credit carryforwards as of December 31, 2010 were $1.5 million and expire between 2011 and 2015. Federal foreign tax credit carryforwards as of December 31, 2010 were $1.0 million and begin to expire in 2017.

As of December 31, 2010, U.S. income taxes have not been provided for approximately $86.5 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries.

Unrecognized Tax Benefits and Other Tax Contingencies

As of December 31, 2010, unrecognized tax benefits related mainly to uncertainty surrounding tax credits and permanent establishment. A rollforward of our unrecognized tax benefits was as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2007	$15,747
Additions for tax positions taken in 2008	4,060
Increases for tax positions taken in prior periods	375
Decreases for lapses in statutes of limitations	(332)
Decreases for settlements with taxing authorities	(1,483)

Balance at December 31, 2008	18,367
Additions for tax positions taken in 2009	2,648
Increases for tax positions taken in prior periods	846
Decreases for tax positions taken in prior periods	(383)
Decreases for lapses in statutes of limitations	(398)
Decreases for settlements with taxing authorities	(930)

Balance at December 31, 2009	20,150
Additions for tax positions taken in 2010	4,461
Increases for tax positions taken in prior periods	663
Decreases for tax positions taken in prior periods	—
Decreases for lapses in statutes of limitations	(1,548)
Decreases for settlements with taxing authorities	(16,570)

Balance at December 31, 2010	$7,156

The decrease for settlements with taxing authorities in 2010 primarily related to receiving confirmation that the U.S. and The Netherlands taxing authorities had entered into a mutual agreement on various transfer pricing issues related to our operations.

Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

	December 31,
	2010	2009
Other current liabilities	$639	$17,734
Other liabilities	6,517	2,416

Unrecognized tax benefits	$7,156	$20,150

The entire balance of unrecognized tax benefits, if recognized, would reduce our effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits could decrease, in the next 12 months, between zero and $0.6 million due to lapses of statutes of limitations and as the result of settlements with taxing authorities.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accruals for interest and penalties of $1.2 million and $2.2 million as of December 31, 2010 and 2009, respectively.

Tax expense included the following relating to interest and penalties (in thousands):

	Year Ended December 31,
	2010	2009	2008
Benefit for lapses of statutes of limitations and settlement with taxing authorities	$(1,583)	$(433)	$(684)
Accruals for current and prior periods	626	944	936

	$(957)	$511	$252

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of December 31, 2010:

Jurisdiction	Open Tax Years
U.S.	2005 and forward
The Netherlands	2005 and forward
Czech Republic	2008 and forward

NOTE 13. RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

April 2008 Restructuring

In 2010, 2009 and 2008, we incurred $3.8 million, $3.5 million and $4.3 million, respectively, under our April 2008 restructuring plan related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Also included in these costs were amounts related to IT system upgrades, which are expected to increase the efficiency of our manufacturing operations. Total costs incurred related to this plan were $11.6 million as of December 31, 2010 and we do not expect to incur any additional costs in 2011 related to this plan. These actions are expected to reduce operating expenses, improve our factory utilization and help offset the effect of currency fluctuations on our cost of goods sold. The main activities and related costs are described in the table below. All of the costs resulted in cash expenditures.

A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Total Costs
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.3 million
Transfer of manufacturing and other activities	$0.3 million
Shift of supply chain	$5.9 million
IT system upgrades	$2.1 million

April 2010 Restructuring

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be implemented over the next six months, will result in the termination of approximately 30 positions in Eindhoven, The Netherlands. This expectation is down from our original estimate of 50 positions and is driven by improved business conditions in The Netherlands. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. Severance costs were accrued as of July 4, 2010, as such amounts were probable and reasonably estimable. We adjusted our severance accrual in the second half of 2010 to reflect the reduced estimate of employees subject to the severance agreement. The principal goal of the product line move is to reduce manufacturing costs for the small DualBeam product. In addition to the product line move, the April 2010 restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus.

We incurred a total of $7.3 million of costs related to the April 2010 restructuring plan in 2010 and expect to incur an additional $1.0 million to $1.7 million as detailed in the table below. Presently, all of the costs described are expected to result in cash expenditures and we currently expect the total cost of the restructuring to be approximately $8.3 million to $9.0 million.

A summary of the expenses related to our April 2010 restructuring plan is as follows:

Restructuring Activity Expense Type	Approximate Range of Expected Costs	Expected Timing
Severance costs related to work force reduction and reorganization (approximately 30 employees)	$7.2 million – $7.7 million in cash expense	$6.4 million incurred. Remainder through the second quarter of 2011

Product line transfer, training of Brno employees and facility build-out in Brno	$1.1 million - $1.3 million in cash expense	$0.9 million incurred. Remainder through the second quarter of 2011

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Year Ended December 31, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$6,777	$(2,342)	$397	$4,832
Transfer of manufacturing and related activities and shift of supply chain	—	1,312	(1,312)	—	—
IT system upgrades	—	2,106	(2,086)	—	20
Abandoned leases, leasehold improvements and facilities	32	—	—	—	32
Product line transfer, training of Brno employees and facility build-out in Brno	—	872	(872)	—	—

	$32	$11,067	$(6,612)	$397	$4,884

Year Ended December 31, 2009	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$221	$94	$(288)	$(27)	$—
Transfer of manufacturing and related activities and shift of supply chain	—	3,336	(3,339)	3	—
Abandoned leases, leasehold improvements and facilities	19	26	(10)	(3)	32

	$240	$3,456	$(3,637)	$(27)	$32

Year Ended December 31, 2008	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Severance, outplacement and related benefits for terminated employees	$—	$2,787	$(2,456)	$(110)	$221
Transfer of manufacturing and related activities and shift of supply chain	—	1,620	(1,620)	—	—
Abandoned leases, leasehold improvements and facilities	580	(140)	(389)	(32)	19

	$580	$4,267	$(4,465)	$(142)	$240

NOTE 14. SHAREHOLDERS’ EQUITY

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

PEO Combination

On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2010, 2009 or 2008 to Philips under this agreement. As of December 31, 2010, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.

Share Repurchases

On September 20, 2010, our Board of Directors authorized a stock repurchase program (“The Repurchase Plan") that enables us to purchase up to 4.0 million shares of our outstanding common stock in the open market. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. The Repurchase Plan continues in effect until terminated by the Board of Directors. During the year ended December 31, 2010, we repurchased $4.9 million, or 205,300 shares, of our common stock through open market purchases and, as of December 31, 2010, 3,794,700 shares remained available for purchase.

Stock Incentive Plans

As of December 31, 2010, a total of 4,996,286 shares of our common stock were reserved for issuance pursuant to our stock incentive plans.

NOTE 15. STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Stock-Based Compensation Information

Certain information regarding our stock-based compensation was as follows (in thousands):

Year Ended December 31,	2010	2009	2008
Weighted average grant-date fair value of stock options granted	$6,516	$6,479	$—
Weighted average grant-date fair value of restricted stock units	7,830	7,939	11,013
Total intrinsic value of stock options exercised	554	653	3,064
Fair value of restricted stock units vested	7,587	6,829	4,594
Cash received from stock options exercised and shares purchased under all stock-based arrangements	7,983	6,871	14,097
Tax benefit realized for stock options	12,084	—	329

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 10,250,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock.

We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, restricted stock units (“RSUs”) and restricted shares. The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed, or earlier, at the discretion of the Board of Directors. At December 31, 2010, there were 2,676,485 shares available for grant under these plans and 4,996,286 shares of our common stock were reserved for issuance.

Activity under these plans was as follows (share amounts in thousands):

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2009	1,611	$23.71
Granted	274	23.81
Forfeited	(19)	25.41
Expired	(211)	29.59
Exercised	(156)	19.93

Balances, December 31, 2010	1,499	23.27

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balances, December 31, 2009	832	$25.86
Granted	329	23.83
Forfeited	(48)	26.60
Vested	(292)	25.96

Balances, December 31, 2010	821	24.97

Summary

Certain information regarding all options outstanding as of December 31, 2010 was as follows (share amounts in thousands):

	Options Outstanding	Options Exercisable
Number	1,498,534	1,043,949
Weighted average exercise price	$23.27	$22.76
Aggregate intrinsic value	$5.7 million	$4.8 million
Weighted average remaining contractual term	3.4 years	2.1 years

As of December 31, 2010, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $21.2 million, which will be recognized over the weighted average remaining vesting period of 2.0 years.

Employee Share Purchase Plan

In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). A total of 3,200,000 shares of our common stock may be issued pursuant to the ESPP, as amended. Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of our common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods. A total of 280,761 shares were purchased pursuant to the ESPP during 2010 at a weighted average purchase price of $17.31 per share, which represented a weighted average discount of $4.99 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2010, 731,352 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.

NOTE 16. EMPLOYEE BENEFIT PLANS

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

Employees in The Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. Pension costs relating to this multi-employer plan were $6.0 million in 2010, $6.8 million in 2009 and $7.8 million in 2008.

Outside the U.S. and The Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.

Plan costs for our defined contribution plans outside the U.S. and The Netherlands totaled $1.4 million in 2010, $1.5 million in 2009 and $1.3 million in 2008.

Plan costs for our defined benefit pension plans were $0.1 million in 2010, $0.5 million in 2009 and insignificant in 2008. Obligations under the defined benefit pension plans are not funded. A liability for the projected benefit obligations of these plans of $1.8 million and $2.0 million was included in other non-current liabilities as of December 31, 2010 and 2009, respectively. Unrealized gains recorded in other comprehensive income related to the additional minimum pension liability for these plans totaled $0 in 2010 and 2009 and $0.5 million in 2008. Due to the immateriality of these defined benefit pension plan costs, we have not included all required disclosures.

Profit Share and Variable Compensation Programs

We maintain an Employee Profit Share Plan and a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the Board of Directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors. The total cost of these plans was $12.5 million in 2010, $6.1 million in 2009 and $4.2 million in 2008.

Profit Sharing 401(k) Plan

We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $1.5 million in 2010, $1.3 million in 2009 and $1.3 million in 2008 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock.

Deferred Compensation Plan

We maintain a deferred compensation plan (the “Plan”), which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2010 and 2009, the invested amounts under the Plan totaled $2.9 million and $2.8 million, respectively, and were recorded on our balance sheets as non-current investments in marketable securities and as a long-term liability to recognize undistributed amounts due to employees.

NOTE 17. RELATED-PARTY ACTIVITY

We sold products and services to Applied Materials, Inc. A director of Applied Materials, Inc. is a member of our Board of Directors. We also sold services to Cascade Microtech, Inc. Our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc. Sales to Applied Materials, Inc. and Cascade Microtech, Inc. were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Product sales:
Applied Materials, Inc.	$343	$578	$2,123

Total product sales	343	578	2,123

Service sales:
Applied Materials, Inc.	390	266	332
Cascade Microtech, Inc.	31	14	27

Total service sales	421	280	359

Total sales	$764	$858	$2,482

As of December 31, 2010, Applied Materials, Inc. and Cascade Microtech, Inc. owed us $134,000 and $8,000, respectively, related to their purchases.

One of our named executive officers serves on the Board of Directors of Schneeberger, Inc., one of the members of our Board of Directors also serves on the Supervisory Board of TMC BV and one of the members of our Board of Directors also serves on the Board of Directors of EasyStreet Online Services.

We purchased products and services from Schneeberger, Inc., TMC BV and EasyStreet Online Services as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Schneeberger, Inc.	$2,958	$3,223	$2,463
TMC BV	77	227	439
EasyStreet Online Services	62	110	150

Amounts owed for these purchases were as follows (in thousands):

As of December 31, 2010
Schneeberger, Inc.	$378
TMC BV	80
EasyStreet Online Services	—

NOTE 18. DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates. As of December 31, 2010 and 2009, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $133.0 million and $50.0 million, respectively and the aggregate notional amount of our outstanding derivative contracts for our balance sheet positions was $106.9 million and $88.9 million, respectively. The outstanding contracts at December 31, 2010 have varying maturities through the second quarter of 2012. We do not enter into derivative financial instruments for speculative purposes.

We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2010. In addition, there are no credit contingent features in our derivative instruments.

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

Foreign currency losses recorded in other income (expense), inclusive of the impact of derivatives, totaled $1.2 million, $3.6 million and $4.9 million, respectively, in 2010, 2009 and 2008.

Cash Flow Hedges

We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up generally on an eighteen-month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro and the U.S. dollar/Czech koruna exchange rate. The zero cost collar contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.

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

Summary

At December 31, 2010 and 2009, the fair value carrying amount of our derivative instruments was included in our balance sheet as follows:

Location in Balance Sheet
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts in Asset Position	Other Current Assets
Foreign Exchange Contracts in Liability Position	Other Current Liabilities

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives at December 31,		Fair Value of Liability Derivatives at December 31,
	2010	2009	2010	2009
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	$3,763	$671	$2,010	$549

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	$333	$183	$1,992	$2,591

The effect of derivative instruments on our Consolidated Statements of Operations during 2010, 2009 and 2008 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Year Ended December 31, 2010
Foreign Exchange Contracts	$(1,278)	Cost of Goods Sold	$(1,939)	Other, net	$(117)

Year Ended December 31, 2009
Foreign Exchange Contracts	$(765)	Cost of Goods Sold	$426	Other, net	$(1,270)

Year Ended December 31, 2008
Foreign Exchange Contracts	$(1,225)	Cost of Goods Sold	$6,062	Other, net	$(1,302)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Year Ended December 31, 2010
Foreign Exchange Contracts	Other, net	$(2,482)

Year Ended December 31, 2009
Foreign Exchange Contracts	Other, net	$(1,667)

Year Ended December 31, 2008
Foreign Exchange Contracts	Other, net	$(8,179)

The unrealized losses at December 31, 2010 are expected to be reclassified to net income during the next 18 months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring us to cease the sale of our allegedly infringing products in Japan, and legal costs. Two of the patents in the infringement case expired in June and September 2010, respectively, and, as a consequence, Hitachi dropped those patents from the infringement case. Hitachi filed two new complaints in the District Court of Tokyo for past damages on the expired patents in the amount of 2.5 billion yen in July 2010 and 1.3 billion yen in October 2010. Hitachi has also brought ancillary claims to bar the importation of certain of our products into Japan. One of these customs proceedings has been concluded and the other is on-going. FEI Japan has filed actions with the Japanese Patent Office to invalidate two of the patents that were the subject of the first customs proceeding, and to invalidate one of the patents from the infringement case, which is also the subject of the second customs proceeding. To date, FEI Japan has successfully invalidated two patents. Hitachi will have an opportunity to amend their patents to preserve some claims. Overall, the resolution of these proceedings is not expected to have any material effect on our business. We believe that we have meritorious defenses to Hitachi’s claims, and intend to vigorously defend our interests in these matters.

In management’s opinion, the resolution of the Hitachi case, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period.

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $52.0 million at December 31, 2010. These commitments expire at various times through the fourth quarter of 2011.

NOTE 20. SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table summarizes various financial amounts for each of our business segments (in thousands):

Year Ended December 31, 2010	Electronics	Research and Industry	Life Sciences	Service and Com- ponents	Corporate and Eliminations	Total
Sales to external customers	$222,795	$182,430	$74,555	$154,442	$—	$634,222
Gross profit	111,925	74,718	30,566	52,055	—	269,264

Year Ended December 31, 2009
Sales to external customers	$126,417	$231,462	$81,824	$137,641	$—	$577,344
Gross profit	61,656	97,317	28,422	42,109	—	229,504

Year Ended December 31, 2008
Sales to external customers	$152,076	$238,615	$70,815	$137,673	$—	$599,179
Gross profit	72,258	97,023	26,683	38,577	—	234,541

December 31, 2010
Total assets	$174,512	$111,874	$40,604	$143,080	$514,352	$984,422
Goodwill	18,122	17,998	3,624	5,056	—	44,800

December 31, 2009
Total assets	$99,091	$127,938	$59,897	$137,207	$529,836	$953,969
Goodwill	18,139	17,785	3,628	5,064	(1)	44,615

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

Our long-lived assets were geographically located as follows (in thousands):

December 31,	2010	2009
United States	$50,747	$55,342
The Netherlands	18,817	18,888
Other	17,264	15,111

Total	$86,828	$89,341

The following table summarizes sales by geographic region (in thousands):

	U.S. and Canada	Europe	Asia- Pacific and Rest of World	Total
2010
Product sales	$131,283	$160,927	$187,570	$479,780
Service and component sales	72,719	46,467	35,256	154,442

Total sales	$204,002	$207,394	$222,826	$634,222

2009
Product sales	$134,919	$166,581	$138,203	$439,703
Service and component sales	63,718	45,226	28,697	137,641

Total sales	$198,637	$211,807	$166,900	$577,344

2008
Product sales	$150,443	$157,493	$153,570	$461,506
Service and component sales	65,739	43,635	28,299	137,673

Total sales	$216,182	$201,128	$181,869	$599,179

None of our customers represented 10% or more of our total sales in 2010, 2009 or 2008.

Sales to countries which totaled 10% or more of our total sales were as follows (dollars in thousands):

	Dollar Amount	% of Total Sales
2010
United States	$200,845	31.7%

2009
United States	$189,596	32.8%

2008
United States	$194,740	32.5%

NOTE 21. FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities (in thousands):

December 31, 2010	Level 1	Level 2	Level 3
Available for sale marketable securities:
U.S. Treasury and Agency securities	$68,497	$—	$—
Certificates of deposit	—	11,322	—
Trading securities:
Equity securities – mutual funds	2,869	—	—
Derivative contracts, net	—	94	—

	$71,366	$11,416	$—

December 31, 2009
Available for sale marketable securities:
U.S. Government-backed securities	$128,170	$—	$—
Certificates of deposit and commercial paper	33,575	—	—
Trading securities:
Equity securities – mutual funds	2,848	—	—
ARS	—	—	87,188
Derivative contracts, net	—	(2,286)	—
Put Right	—	—	11,711

	$164,593	$(2,286)	$98,899

A roll-forward of our Level 3 securities was as follows (in thousands):

	Auction Rate Securities	Put Right
Balance, December 31, 2008	$91,680	$17,917
Call of ARS	(11,200)	—
Increase in fair value of ARS included as a component of other income, net	6,708	—
Decrease in fair value of Put Right included as a component of other income, net	—	(6,206)

Balance, December 31, 2009	87,188	11,711
Call and redemption of ARS	(98,925)	—
Losses due to the change in fair value of ARS included as a component of other income, net	(626)	—
Gains due to the change in fair value of Put Right included as a component of other income, net	—	637
Gains due to the settlement of ARS included as a component of other income, net	12,363	—
Loss due to the write-off of Put Right as a result of the settlement of the ARS included as a component of other income, net	—	(12,348)

Balance, December 31, 2010	$—	$—

The fair value of our available for sale and trading marketable securities is based on quoted market prices.

We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2010.

There were no changes to our valuation techniques during 2010.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

At December 31, 2010, we had $89.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair value of our fixed rate convertible debt was approximately $99.6 million at December 31, 2010.

NOTE 22. ADOPTION OF NEW ACCOUNTING GUIDANCE FOR CONVERTIBLE DEBT

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

The retrospective application of this guidance increased interest expense and reduced net income and earnings per share in 2008 as indicated in the following table (in thousands, except per share amounts):

	Year Ended December 31, 2008
	Interest Expense	Net Income	Basic Net Income Per Share	Diluted Net Income Per Share
Reported	$7,906	$24,302	$0.66	$0.61
Adjustment	6,314	(6,314)	(0.17)	(0.13)

Revised	$14,220	$17,988	$0.49	$0.48

Amortization of the debt discount during 2008 was $6.5 million. Given that these notes were repaid in 2008, there was no impact on our consolidated statement of operations, statement of cash flows or statement of comprehensive income in 2009, nor will there be any impact in future years.

NOTE 23. SUBSEQUENT EVENTS

We have considered all events that have occurred subsequent to December 31, 2010 and through February 18, 2011, the date the financial statements as of and for the year ended December 31, 2010 were issued.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

KPMG LLP has audited this assessment of our internal control over financial reporting and their report is included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

FEI Company:

We have audited FEI Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEI Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FEI Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FEI Company and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2010, and our report dated February 18, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

February 18, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Governance, Code of Ethics, Proposal No. 1 Election of Directors, Meetings and Committees of the Board of Directors, Executive Officers, Membership of the Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Item 11. Executive Compensation

Information required by this item will be included under the captions Director Compensation, Executive Compensation, Compensation Discussion and Analysis for Named Executive Officers, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards for Fiscal Year Ended 2010, Outstanding Equity Awards at Fiscal Year End for Fiscal Year Ended 2010, Option Exercises and Stock Vested for Fiscal Year Ended 2010, Nonqualified Deferred Compensation for Fiscal Year Ended 2010, Potential Payments Upon Termination of Employment and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included under the caption Proposal No. 4 Advisory Vote on the Approval of Appointment of Public Accounting Firm in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Exhibit No.	Description
3.1(6)	Third Amended and Restated Articles of Incorporation

3.2(8)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3(14)	Amended and Restated Bylaws, as amended on February 18, 2009

4.1(9)	Indenture, dated as of May 19, 2006, between the Company and The Bank of New York Trust Company, as trustee

4.2	Form of 2.875% Convertible Subordinated Note due 2013 (incorporated by reference to Annex A of Exhibit 4.1)

4.3(10)	Registration Rights Agreement, dated as of May 19, 2006, among FEI Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Needham & Company, LLC, Thomas Weisel Partners LLC, D.A. Davidson & Co. and Merriman Curhan Ford & Co.

4.4(8)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

10.1+(20)	1995 Stock Incentive Plan, as amended

10.2+(2)	1995 Supplemental Stock Incentive Plan

10.3+(1)	Form of Incentive Stock Option Agreement

10.4+(22)	Form of Nonstatutory Stock Option Agreement

Exhibit No.	Description
10.5+(21)	Employee Share Purchase Plan, as amended

10.6+(15)	Amended and Restated Executive Severance Agreement by and between Dr. Don Kania and FEI Company

10.7+(10)	Stand-alone Non-statutory Stock Option Agreement (for grant of 100,000 option shares outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.8+(10)	Stand-alone Restricted Stock Unit Agreement (for grant of 25,000 units outside the 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.9+(10)	Form of Restricted Stock Unit grant (for grant of 75,000 units to Dr. Kania within the 1995 Stock Incentive Plan)

10.10+(3)	FEI Company Nonqualified Deferred Compensation Plan

10.11(4)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

10.12(5)	Master Agreement for the Acht facility, dated January 14, 2003

10.13+(7)	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.14+(12)	Description of Compensation of Non-Employee Directors

10.15+(18)	2009 and 2010 FEI Management Variable Compensation Plan Program Summary Description

10.16+(11)	Employment Agreement with Robert H. J. Fastenau, dated November 28, 2006

10.17+(11)	Settlement Agreement by and between Robert H.J. Fastenau and FEI Company, dated April 20, 2010.

10.18+(19)	Amendment to Offer Letter of Employment to Benjamin Loh, dated December 19, 2008

10.19(13)	Credit Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, and each of the Lenders party thereto from time to time

10.20(13)	Security and Pledge Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent

10.21(16)	First Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of March 3, 2009, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

10.22+(15)	Form of Amended and Restated Executive Severance Agreement

10.23+(15)	Amendment to Offer Letter of Employment to Ray Link, dated December 10, 2008

10.24(17)	Form of Credit Line Account Application and Agreement, dated as of March 25, 2009, by and between UBS Bank USA and FEI Company

10.25(17)	Form of First Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009 by and among UBS Bank USA, FEI Company and UBS Financial Services, Inc.

10.26(17)	Form of Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, executed by FEI Company

10.27(17)	Form of Second Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, by and among UBS Bank USA, FEI Company and UBS Financial Services Inc.

Exhibit No.	Description
10.28(17)	Form of Important Notice on Interest Rates and Payments, dated as of March 25, 2009, executed by FEI Company

14(8)	Code of Ethics

21	Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to our Registration Statement of Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.
(3)	Incorporated by reference to our Registration Statement on Form S-3, filed on April 23, 2001.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2006.
(12)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.
(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2008.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.
(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.
(17)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 5, 2009.
(18)	Incorporated by reference to our Current Reports on Form 8-K filed with the Securities and Exchange Commission on January 21, 2009, June 25, 2009 and December 22, 2009.
(19)	Incorporated by reference to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 23, 2010.
(20)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2010.
(21)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 4, 2010.
(22)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2011	FEI COMPANY

	By	/s/ DON R. KANIA
Don R. Kania
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2011:

Signature	Title

/s/ DON R. KANIA Don R. Kania	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND A. LINK Raymond A. Link	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LAWRENCE A. BOCK Lawrence A. Bock	Director

/s/ WILFRED J. CORRIGAN Wilfred J. Corrigan	Director

/s/ Arie Huijser	Director

/s/ THOMAS F. KELLY Thomas F. Kelly	Director

/s/ WILLIAM W. LATTIN William W. Lattin	Director

/s/ JAN C. LOBBEZOO Jan C. Lobbezoo	Director

/s/ GERHARD H. PARKER Gerhard H. Parker	Chairman of the Board

/s/ JAMES T. RICHARDSON James T. Richardson	Director

/s/ RICHARD H. WILLS Richard H. Wills	Director