Form 10-Q
period 2011-04-03
FEI CO
filed 2011-05-05
CIK 914329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

The number of shares of common stock outstanding as of May 2, 2011 was 38,694,016.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FEI Company and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	April 3, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$367,265	$277,617
Short-term investments in marketable securities	3,362	44,026
Short-term restricted cash	30,250	22,114
Receivables, net of allowances for doubtful accounts of $5,816 and $5,685	178,755	183,254
Inventories	179,487	155,964
Deferred tax assets	10,514	11,505
Other current assets	38,601	23,126

Total Current Assets	808,234	717,606

Non-current investments in marketable securities	12,572	38,662
Long-term restricted cash	38,352	41,377
Property, plant and equipment, net of accumulated depreciation of $100,561 and $95,720	81,799	80,681
Goodwill	44,832	44,800
Deferred tax assets	869	1,072
Non-current inventories	48,402	47,976
Other assets, net	15,077	12,248

Total Assets	$1,050,137	$984,422

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$55,656	$51,529
Accrued payroll liabilities	26,458	31,765
Accrued warranty reserves	9,735	8,648
Accrued agent commissions	12,304	10,796
Deferred revenue	86,232	81,445
Income taxes payable	9,287	3,715
Accrued restructuring, reorganization, relocation and severance	3,070	4,884
Other current liabilities	31,352	31,306

Total Current Liabilities	234,094	224,088
Convertible debt	89,012	89,012
Deferred tax liabilities	5,670	4,106
Other liabilities	35,613	34,042

Commitments and contingencies

Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 38,690 and 38,280 shares issued and outstanding, no par value	520,968	509,145
Retained earnings	97,336	75,024
Accumulated other comprehensive income	67,444	49,005

Total Shareholders’ Equity	685,748	633,174

Total Liabilities and Shareholders’ Equity	$1,050,137	$984,422

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Net Sales:
Products	$155,064	$111,806
Products - related party	968	71
Service and components	40,804	37,122
Service and components - related party	124	100

Total net sales	196,960	149,099

Cost of Sales:
Products	83,595	64,688
Service and components	27,461	25,206

Total cost of sales	111,056	89,894

Gross Profit	85,904	59,205

Operating Expenses:
Research and development	17,940	17,132
Selling, general and administrative	35,782	35,575
Restructuring, reorganization, relocation and severance	285	914

Total operating expenses	54,007	53,621

Operating Income	31,897	5,584

Other Income (Expense):
Interest income	492	991
Interest expense	(1,042)	(1,218)
Other, net	328	(409)

Total other income (expense), net	(222)	(636)

Income before income taxes	31,675	4,948
Income tax expense	9,363	844

Net income	$22,312	$4,104

Basic net income per share	$0.58	$0.11

Diluted net income per share	$0.54	$0.11

Shares used in per share calculations:
Basic	38,478	37,891

Diluted	42,101	38,308

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Net income	$22,312	$4,104
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	15,387	(10,800)
Change in unrealized gain (loss) on available-for-sale securities	1	45
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	3,791	(982)
Reclassification to net income of previously deferred (gains) losses related to hedge derivatives instruments	(740)	105

Comprehensive income (loss)	$40,751	$(7,528)

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Cash flows from operating activities:
Net income	$22,312	$4,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,514	4,300
Amortization	451	811
Stock-based compensation	2,789	2,842
Other	—	(9)
Income taxes (receivable) payable, net	270	(1,836)
Deferred income taxes	767	(542)
(Increase) decrease in:
Receivables	6,696	(10,865)
Inventories	(16,753)	(71)
Other assets	(6,848)	(1,446)
Increase (decrease) in:
Accounts payable	1,492	155
Accrued payroll liabilities	(7,411)	(9)
Accrued warranty reserves	916	263
Deferred revenue	1,864	6,807
Accrued restructuring, reorganization, relocation and severance costs	(2,009)	—
Other liabilities	660	(2,194)

Net cash provided by operating activities	9,710	2,310

Cash flows from investing activities:
(Increase) decrease in restricted cash	(1,824)	1,046
Acquisition of property, plant and equipment	(1,870)	(2,634)
Purchase of investments in marketable securities	—	(38,004)
Redemption of investments in marketable securities	66,834	61,882
Proceeds from the sale of auction rate securities	—	11,850
Other	(464)	(100)

Net cash provided by investing activities	62,676	34,040

Cash flows from financing activities:
Witholding taxes paid on issuance of vested restricted stock units	(585)	(500)
Repayments on line of credit	—	(12,350)
Proceeds from exercise of stock options and employee stock purchases	10,008	510

Net cash provided by (used in) financing activities	9,423	(12,340)

Effect of exchange rate changes	7,839	(4,663)

Increase in cash and cash equivalents	89,648	19,347

Cash and cash equivalents:
Beginning of period	277,617	124,199

End of period	$367,265	$143,546

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$6,756	$2,723
Cash paid for interest	273	342
Increase in fixed assets related to transfers with inventories	1,623	670

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.         ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation

The consolidated financial statements include the accounts of FEI Company and our wholly-owned subsidiaries (collectively, “FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen weeks ended April 3, 2011 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011.

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

Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.

NOTE 2.         EARNINGS PER SHARE

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended April 3, 2011			Thirteen Weeks Ended April 4, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$22,312	38,478	$0.58	$4,104	37,891	$0.11
Dilutive effect of convertible notes	451	3,033	(0.03)	—	—	—
Dilutive effect of stock options calculated using the treasury stock method	—	194	—	—	140	—
Dilutive effect of restricted stock units	—	231	(0.01)	—	112	—
Dilutive effect of shares issuable to Philips	—	165	—	—	165	—

Diluted EPS	$22,763	42,101	$0.54	$4,104	38,308	$0.11

Schedule of anti-dilutive securities excluded from computation of diluted EPS
Convertible debt		—			3,407
Stock options		456			915
Restricted Stock Units (“RSUs”)		10			333

NOTE 3.         STOCK-BASED COMPENSATION

1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan

Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”) allows for the issuance of a maximum of 10,250,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock.

Certain information regarding the 1995 Plan and the 1995 Supplemental Plan as of April 3, 2011 was as follows:

Shares available for grant	2,649,409
Shares of common stock reserved for issuance	4,567,273

Certain information regarding all options outstanding as of April 3, 2011 was as follows:

	Options Outstanding	Options Exercisable
Number	1,120,873	637,716
Weighted average exercise price	$23.47	$22.56
Aggregate intrinsic value	$11.5 million	$7.1 million
Weighted average remaining contractual term	4.0 years	2.3 years

RSUs outstanding, including awards issued within and outside of the 1995 Plan, totaled 796,991 at April 3, 2011.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Cost of sales	$341	$325
Research and development	452	385
Selling, general and administrative	1,996	2,132

Total stock-based compensation	$2,789	$2,842

As of April 3, 2011, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $19.8 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.

NOTE 4.         CREDIT FACILITIES AND RESTRICTED CASH

Multibank Credit Agreement

We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of April 3, 2011, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement. The Credit Agreement was amended on April 26, 2011 to, among other things, extend the maturity date to April 2016. See Note 16 for additional information.

Japanese Bank Borrowing Facility

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of April 3, 2011.

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

Information related to guarantees and letters of credit at April 3, 2011 was as follows (in thousands):

Guarantees and letters of credit outstanding	$69,195
Amount secured by restricted cash deposits:
Current	$30,250
Long-term	38,352

Total secured by restricted cash	$68,602

NOTE 5.         INVENTORIES

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

Inventories consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Raw materials and assembled parts	$71,898	$57,043
Service inventories, estimated current requirements	11,709	11,581
Work-in-process	66,725	55,279
Finished goods	29,155	32,061

Total inventories	$179,487	$155,964

Non-current inventories	$48,402	$47,976

NOTE 6.         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Balance, beginning of period	$44,800	$44,615
Goodwill adjustments	32	194

Balance, end of period	$44,832	$44,809

Other Intangible Assets

Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. Patents, trademarks and other are amortized under the straight-line method over their useful lives of 2 to 15 years. Note issuance costs are amortized over the life of the related debt, which is 7 years.

The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	April 3, 2011	December 31, 2010
Patents, trademarks and other	$7,829	$7,758
Accumulated amortization	(3,899)	(3,995)

Net patents, trademarks and other	3,930	3,763
Note issuance costs	2,445	2,445
Accumulated amortization	(1,688)	(1,600)

Net note issuance costs	757	845

Total intangible assets included in other long-term assets	$4,687	$4,608

Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Purchased technology	$—	$102
Patents, trademarks and other	299	283
Note issuance costs	88	98

Total amortization expense	$387	$483

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Note Issuance Costs	Total
Remainder of 2011	$806	$261	$1,067
2012	1,056	350	1,406
2013	999	146	1,145
2014	623	—	623
2015	269	—	269
Thereafter	177	—	177

Total	$3,930	$757	$4,687

NOTE 7.         WARRANTY RESERVES

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

The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Balance, beginning of period	$8,648	$7,477
Reductions for warranty costs incurred	(2,422)	(1,934)
Warranties issued	3,359	2,180
Translation and changes in estimates	150	(148)

Balance, end of period	$9,735	$7,575

NOTE 8.         INCOME TAXES

Our tax provision for the thirteen weeks ended April 3, 2011 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Income Taxes

Deferred tax assets were classified on the balance sheet as follows (in thousands):

	April 3, 2011	December 31, 2010
Deferred tax assets – current	$10,514	$11,505
Deferred tax assets – non-current	869	1,072
Other current liabilities	(48)	(64)
Deferred tax liabilities – non-current	(5,670)	(4,106)

Net deferred tax assets	$5,665	$8,407

Valuation allowance	$2,123	$2,123

Unrecognized Tax Benefits

During the thirteen week period ended April 3, 2011, unrecognized tax benefits were substantially unchanged. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or lapses of statutes of limitations during the quarter. We recognize interest and penalties related to unrecognized tax benefits in tax expense.

Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

	April 3, 2011	December 31, 2010
Other current liabilities	$675	$639
Other liabilities	6,902	6,517

Unrecognized tax benefits	$7,577	$7,156

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of April 3, 2011:

Jurisdiction	Open Tax Years
U.S.	2005 and forward
The Netherlands	2005 and forward
Czech Republic	2008 and forward

NOTE 9.         RELATED-PARTY ACTIVITY

Related parties with which we had transactions during the thirteen week period ended April 3, 2011 were as follows:

•	a director of Applied Materials, Inc. is a member of our Board of Directors;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of our named executive officers serves on the Board of Directors of Schneeberger, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	one of the members of our Board of Directors serves on the Board of Directors of EasyStreet Online Services.

Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended
Sales to Related Parties	April 3, 2011	April 4, 2010
Product sales:
Applied Materials, Inc.	$968	$71

Total product sales to related parties	968	71

Service sales:
Applied Materials, Inc.	114	92
Cascade Microtech, Inc.	10	8

Total service sales to related parties	124	100

Total sales to related parties	$1,092	$171

Purchases from Related Parties
Schneeberger, Inc.	$657	$921
TMC BV	24	77
EasyStreet Online Services	14	8

Total purchases from related parties	$695	$1,006

Amounts due from (to) related parties at April 3, 2011 were as follows (in thousands):

Applied Materials, Inc.	$43
Cascade Microtech, Inc.	7
Schneeberger, Inc.	(190)
TMC BV	(48)
EasyStreet Online Services	(1)

Due from related parties, net	$(189)

NOTE 10.         COMMITMENTS AND CONTINGENCIES

From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Legal Matters

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan, and legal costs. Two of the patents in the infringement case expired in June and September 2010, respectively, and, as a consequence, Hitachi dropped those patents from the infringement case. Hitachi filed two new complaints in the District Court of Tokyo for past damages on the expired patents in the amount of 2.5 billion yen in July 2010 and 1.3 billion yen in October 2010. In December 2010, Hitachi filed a complaint seeking a preliminary injunction relating to one of the three patents that were the subject of the permanent injunction case. Hitachi has also brought ancillary claims to bar the importation of certain of our products into Japan. One of these customs proceedings has been concluded and the other is on-going. FEI Japan has filed actions with the Japanese Patent Office to invalidate the two patents that were the subject of the first customs proceeding, and to invalidate the three remaining patents from the infringement case, one of which is subject to the preliminary injunction case and the second customs proceeding. To date, FEI Japan has successfully invalidated the patent which was accepted by customs in the first customs proceeding. Hitachi will have an opportunity to amend the patent to preserve some claims. Overall, the resolution of these proceedings is not expected to have any material effect on our business. We believe that we have meritorious defenses to Hitachi’s claims, and intend to vigorously defend our interests in these matters.

In management’s opinion, the resolution of the Hitachi case, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period.

Purchase Obligations

We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $76.2 million at April 3, 2011. These commitments expire at various times through the third quarter of 2012.

NOTE 11.         SEGMENT INFORMATION

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

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Sales to External Customers:
Electronics	$61,348	$41,243
Research and Industry	70,659	46,512
Life Sciences	24,025	24,122
Service and Components	40,928	37,222

Total	$196,960	$149,099

Gross Profit:
Electronics	$31,762	$18,613
Research and Industry	30,773	18,552
Life Sciences	9,902	10,024
Service and Components	13,467	12,016

Total	$85,904	$59,205

	April 3, 2011	December 31, 2010
Goodwill:
Electronics	$18,135	$18,122
Research and Industry	18,007	17,998
Life Sciences	3,627	3,624
Service and Components	5,063	5,056

Total	$44,832	$44,800

Total Assets:
Electronics	$139,289	$174,512
Research and Industry	158,471	111,874
Life Sciences	50,633	40,604
Service and Components	143,803	143,080
Corporate and Eliminations	557,941	514,352

Total	$1,050,137	$984,422

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

None of our customers represented 10% or more of our total sales in the thirteen week periods ended April 3, 2011 or April 4, 2010.

NOTE 12.         RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be completed over the next three months, will result in the termination of approximately 30 positions in Eindhoven, The Netherlands. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. In addition to the product line move, the April 2010 restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. Costs incurred related to this plan in the thirteen weeks ended April 3, 2011 related to the consolidation of the manufacturing of our small DualBeam product line in Brno.

Information for costs related to this plan is as follows (in thousands):

Costs Incurred	Thirteen Weeks Ended April 3, 2011	Life of Plan
Severance costs related to work force reduction and reorganization	$(117)	$6,316
Product line transfer, training of Brno employees and facility build-out in Brno	402	1,274

Total costs incurred	$285	$7,590

Total Expected Costs	Remainder of 2011	Life of Plan
Product line transfer, training of Brno employees and facility build-out in Brno	$0.2 - $0.4 million	$1.5 to $1.7 million

Presently, all of the costs described are expected to result in cash expenditures. The remaining costs are expected to be incurred through the second quarter of 2011.

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirteen Weeks Ended April 3, 2011	Product line transfer and training of Brno employees	Severance, outplacement and related benefits for terminated employees	IT system upgrades	Abandoned leases, leasehold improve- ments and facilities	Total
Beginning accrued liability	$—	$4,832	$20	$32	$4,884
Charged to expense, net	402	(117)	—	—	285
Expenditures	(402)	(1,810)	—	—	(2,212)
Write-offs and adjustments	—	113	—	—	113

Ending accrued liability	$—	$3,018	$20	$32	$3,070

NOTE 13.         FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) (in thousands):

Fair Value at April 3, 2011	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
Agency bonds	$—	$7,500	$—	$7,500
Certificates of deposit	—	5,462	—	5,462
Trading securities:
Equity securities – mutual funds	2,972	—	—	2,972
Derivative contracts, net	—	7,744	—	7,744

Total	$2,972	$20,706	$—	$23,678

Fair Value at December 31, 2010	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. Government-backed securities	$68,497	$—	$—	$68,497
Agency bonds	—	5,000	—	5,000
Certificates of deposit	—	6,322	—	6,322
Trading securities:
Equity securities – mutual funds	2,869	—	—	2,869
Derivative contracts, net	—	94	—	94

Total	$71,366	$11,416	$—	$82,782

The fair value of our available for sale and trading marketable securities is based on quoted market prices.

We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.

There were no changes to our valuation techniques during the thirteen weeks ended April 3, 2011.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

At April 3, 2011, we had fixed rate convertible debt outstanding as follows (in thousands):

Fixed rate convertible debt on balance sheet	$89,012
Fair value of fixed rate convertible debt	116,306

The fair value of our fixed rate convertible debt is based on open market trades.

NOTE 14.         DERIVATIVE INSTRUMENTS

In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.

The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	April 3, 2011	December 31, 2010
Cash flow hedges	$116,000	$133,000
Balance sheet hedges	133,781	106,882

	$249,781	$239,882

The outstanding contracts at April 3, 2011 have varying maturities through the second quarter of 2012. We do not enter into derivative financial instruments for speculative purposes.

We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at April 3, 2011. In addition, there are no credit contingent features in our derivative instruments.

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

Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Foreign currency income, inclusive of the impact of derivatives	$148	$419

Cash Flow Hedges

We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up, generally, on an eighteen-month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro and the U.S. dollar/Czech koruna exchange rate. The zero cost collar contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.

These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of the effective portion of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. Gains and losses resulting from the ineffective portion of the hedge contracts are recognized currently as a component of net income. Gains and losses related to cash flow derivative contracts not designated as hedging instruments are recorded currently as a component of net income.

Summary

The fair value carrying amount of our derivative instruments was included in our balance sheet as follows (in thousands):

	Fair Value of Derivatives at April 3, 2011		Fair Value of Derivatives at December 31, 2010
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in asset position	$6,608	$—	$3,763	$—
Foreign exchange contracts in liability position	—	747	—	2,010
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts in asset position	$2,103	$—	$333	$—
Foreign exchange contracts in liability position	—	220	—	1,992

The effect of derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

	Thirteen Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	April 3, 2011	April 4, 2010
Amount of gain/(loss):
Recognized in OCI (effective portion)	$4,991	$(1,442)
Reclassified from accumulated OCI into cost of sales (effective portion)	682	(49)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	58	(56)

Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$3,839	$(446)

The unrealized gains at April 3, 2011 are expected to be reclassified to net income during the next 18 months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.         NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

ASU 2010-06

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures were required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not have any effect on our financial position, results of operations or cash flows. All required disclosures are included in Note 13 above.

NOTE 16.         SUBSEQUENT EVENT

On April 26, 2011, we entered into the Second Amendment of our multi-bank credit agreement (the “Credit Agreement”) referred to in Note 4. Among other things, the amendment extended the term of the Credit Agreement to April 2016, however the amount available under the Credit Agreement did not change. We paid an amendment fee of $0.2 million to the Lenders and an arrangement fee of $0.1 million to the Agent in connection with the amendment, which will be amortized as interest expense over the remaining life of the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, gross margins, non-operating expense, tax rates, net income, foreign currency rates, funding opportunities or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; any statements of factors that may affect our 2011 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning the effects of litigation on our financial condition; any statements concerning the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and any statements made under the heading “Outlook for the Remainder of 2011.”

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

The Electronics market segment consists of customers in the semiconductor, data storage and related industries such as manufacturers of solar panels and light-emitting diodes. For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 45 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures. In the data storage market, our products offer 3D metrology for thin film head processing and root cause failure analysis. Factors affecting our business include advances in perpendicular recording head technology, such as rapidly increasing storage densities that require smaller recording heads, thinner geometries and materials that increase the complexity of device structures.

The Research and Industry market segment includes universities, public and private research laboratories and customers in a wide range of industries, including automobiles, aerospace, forensics, metals, mining, oil and gas and petrochemicals. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are also used in mineral concentration analysis, root cause failure analysis and quality control applications.

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

Orders and Backlog

Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At April 3, 2011, our total backlog was $465.7 million, compared to $471.9 million at December 31, 2010. At April 3, 2011, our backlog consisted of $377.2 million related to products and $88.5 million related to Service and Components compared to product backlog of $390.6 million and Service and Components backlog of $81.3 million at December 31, 2010.

Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During the first thirteen weeks of 2011 and all of 2010, we experienced cancellations or de-bookings of $0.4 million and $2.7 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2011

Our backlog of unfilled orders at the end of the first quarter of 2011 was down slightly (1.3%) from the beginning of the quarter, but it remains substantial. Our current backlog and ongoing flow of new products is expected to lead to continued revenue growth in 2011 compared with 2010. Global demand in our Research and Industry and Life Sciences segments remains solid, based on education and research infrastructure investments in many countries around the world, including developing countries. Electronics bookings may fluctuate from quarter to quarter, but are expected to generally remain strong, as customers use our tools to develop next generation devices. We also expect some impact from the emergence of our Natural Resources business, which is currently a small part of the Research and Industry segment.

Gross margins are expected to improve due to improved product mix, higher overall volume and reduced manufacturing costs. Operating expenses are expected to increase as we increase spending on engineering and market development. The goal of the increased spending is to develop further growth in 2012 and beyond.

The combination of increasing volume, improved gross margins and the measured increase in operating spending leads us to believe that we will see improved net income for the year 2011, compared with 2010.

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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first thirteen weeks of 2011, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.

Results of Operations

The following table sets forth our statement of operations data, in absolute dollars and as a percentage of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended(1)		Thirteen Weeks Ended(1)
	April 3, 2011		April 4, 2010
Net sales	$196,960	100.0%	$149,099	100.0%
Cost of sales	111,056	56.4	89,894	60.3

Gross profit	85,904	43.6	59,205	39.7

Research and development	17,940	9.1	17,132	11.5
Selling, general and administrative	35,782	18.2	35,575	23.9
Restructuring, reorganization, relocation and severance	285	0.1	914	0.6

Operating income	31,897	16.2	5,584	3.7
Other income (expense), net	(222)	(0.1)	(636)	(0.4)

Income before income taxes	31,675	16.1	4,948	3.3
Income tax expense	9,363	4.8	844	0.6

Net income	$22,312	11.3%	$4,104	2.8%

(1)	Percentages may not add due to rounding.

Net Sales

Net sales increased $47.9 million, or 32.1%, to $197.0 million in the thirteen weeks ended April 3, 2011 (the first quarter of 2011) compared to $149.1 million in the thirteen weeks ended April 4, 2010 (the first quarter of 2010). The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.

Currency fluctuations increased net sales by approximately $2.4 million in the first quarter of 2011 compared to the first quarter of 2010 as approximately 68% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Weakening of the U.S. dollar against these foreign currencies generally has the effect of increasing net sales and backlog.

Net Sales by Segment

The following table sets forth our net sales by market segment in absolute dollars and as a percentage of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	April 3, 2011		April 4, 2010
Electronics	$61,348	31.1%	$41,243	27.6%
Research and Industry	70,659	35.9%	46,512	31.2%
Life Sciences	24,025	12.2%	24,122	16.2%
Service and Components	40,928	20.8%	37,222	25.0%

Consolidated net sales	$196,960	100.0%	$149,099	100.0%

Electronics

The $20.1 million, or 48.7%, increase in Electronics sales in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the continuing recovery and strength of the semiconductor and related markets. The volume of small DualBeam units sold in the first quarter of 2011 increased compared to the first quarter of 2010 primarily due to strong semiconductor capital equipment spending and the success of a newer generation product introduction in the second quarter of 2010 as the electronics markets were strengthening. Currency fluctuations were insignificant in the first quarter of 2011 compared to the first quarter of 2010.

Research and Industry

The $24.1 million, or 51.9%, increase in Research and Industry sales in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to strong sales of our high-end TEMs as a result of continued strong spending in research markets. Our customers are shifting to TEM-specific tools as the demand to image on an increasingly small scale continues. The increase in TEM sales in the research markets was also partly due to the timing of deliveries. The increase also reflects continued investment in education infrastructure in developing countries like Korea and China. In addition, increasing demand for our evolving line of natural resources product offerings contributed to the revenue increase. Currency fluctuations increased sales by $1.3 million.

Life Sciences

Life Sciences sales were flat in the first quarter of 2011 compared to the first quarter of 2010 as both periods had a similar sales mix. Life Sciences sales were positively affected by a $0.4 million increase related to currency fluctuations.

Service and Components

The $3.7 million, or 10.0%, increase in Service and Component sales in the first quarter of 2011 compared to the first quarter of 2010 was due primarily to a larger install base and improvements in the semiconductor industry, which contributed to an increase in service contracts. In addition, currency fluctuations increased Service and Component sales by $0.6 million.

Net Sales by Geographic Region

Over half of our net sales have been from customers outside of the U.S., and we expect that to continue. The following table sets forth our net sales by geographic location in absolute dollars and as a percentage of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	April 3, 2011		April 4, 2010
U.S. and Canada	$63,625	32.3%	$46,190	31.0%
Europe	58,066	29.5%	45,541	30.5%
Asia-Pacific Region and Rest of World	75,269	38.2%	57,368	38.5%

Consolidated net sales	$196,960	100.0%	$149,099	100.0%

U.S. and Canada

The $17.4 million, or 37.7%, increase in sales to the U.S. and Canada in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in our Electronics segment sales, which was driven by an increase in semiconductor capital equipment spending based on an improved economy.

Europe

Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.

The $12.5 million, or 27.5%, increase in sales to Europe in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to general economic improvement and increased spending by research institutions. Currency fluctuations decreased European sales by $0.4 million in the first quarter of 2011 compared to the first quarter of 2010.

Asia-Pacific Region and Rest of World

The $17.9 million, or 31.2%, increase in sales to the Asia-Pacific region and the Rest of World in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the strengthening economy and investment in educational infrastructure in less developed countries. Currency fluctuations increased sales in this region by $2.8 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to the strengthening of the Japanese yen. These factors were partially offset by a slight decrease in sales to Japan as certain shipments and installations were not completed due to the earthquake, tsunami and nuclear power plant crisis. We anticipate that most of these transactions will be completed in 2011.

Cost of Sales and Gross Margin

Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Electronics	51.8%	45.1%
Research and Industry	43.6%	39.9%
Life Sciences	41.2%	41.6%
Service and Components	32.9%	32.3%
Overall	43.6%	39.7%

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

Cost of sales increased $21.2 million, or 23.5%, to $111.1 million in the first quarter of 2011 compared to $89.9 million in the first quarter of 2010, primarily due to increased sales and a $2.0 million increase related to currency fluctuations.

The net effect on our gross margin from currency fluctuations during the first quarter of 2011 was an approximately $0.4 million increase.

Electronics

The increase in Electronics gross margin in the first quarter of 2011 compared to the first quarter of 2010 was due primarily to increased demand for our higher-margin small DualBeams, as well as abnormally low gross margins in the prior year period as we worked through orders that were priced in late 2009 and early 2010 when we were under greater pricing pressure. We also realized product cost savings related to our consolidation of the manufacturing of our small DualBeam products at our Brno, Czech Republic facility. Offsetting these factors was a 0.6 percentage point decrease related to currency fluctuations.

Research and Industry

The increase in Research and Industry gross margin in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to an increase in the number of high-end TEMs sold, as well as growth in sales of our higher-margin natural resources products.

Life Sciences

The decrease in Life Sciences gross margin in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to a 0.4 percentage point decrease due to currency fluctuations. The product mix of sales was similar for both periods.

Service and Components

The increase in the Service and Components gross margin in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to increased sales and a relatively flat cost structure. These factors were partially offset by increased costs in Japan as the work flow for our service employees in Japan was interrupted by the earthquake, tsunami and nuclear power plant crisis.

Research and Development Costs

Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software. These costs are presented net of subsidies received for such efforts. During the first quarters of 2011 and 2010, we received subsidies from European governments for technology developments for semiconductor and life science equipment.

R&D costs increased $0.8 million to $17.9 million (9.1% of net sales) in the first quarter of 2011 compared to $17.1 million (11.5% of net sales) in the first quarter of 2010.

R&D costs are reported net of subsidies and were as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2011	April 4, 2010
Gross spending	$19,250	$18,599
Less subsidies	(1,310)	(1,467)

Net expense	$17,940	$17,132

The increase in R&D costs in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to increased headcount, partially offset by delays in program launches. Currency fluctuations were insignificant in the first quarter of 2011 compared to the first quarter of 2010.

The decrease in R&D as a percentage of net sales in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to increased revenues and the timing of program launches. We expect R&D spending to increase in the second quarter of 2011 compared to the first quarter of 2011.

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

SG&A costs increased $0.2 million to $35.8 million (18.2% of net sales) in the first quarter of 2011 compared to $35.6 million (23.9% of net sales) in the first quarter of 2010.

The increase in SG&A costs in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to increased commissions driven by the increase in revenue, offset by a decrease in bad debt write-offs. In the first quarter of 2010, we recorded a $2.1 million charge to fully write off amounts receivable from one customer.

Restructuring, Reorganization, Relocation and Severance

On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The planned move, which is expected to be completed over the next three months, will result in the termination of approximately 30 positions in Eindhoven, The Netherlands. The move will include severance costs, expected costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. In addition to the product line move, the April 2010 restructuring involves organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. Costs incurred related to this plan in the thirteen weeks ended April 3, 2011 related to the consolidation of the manufacturing of our small DualBeam product line in Brno.

Information for costs related to this plan is as follows (in thousands):

Costs Incurred	Thirteen Weeks Ended April 3, 2011	Life of Plan
Severance costs related to work force reduction and reorganization	$(117)	$6,316
Product line transfer, training of Brno employees and facility build-out in Brno	402	1,274

Total costs incurred	$285	$7,590

Total Expected Costs	Remainder of 2011	Life of Plan
Product line transfer, training of Brno employees and facility build-out in Brno	$0.2 - $0.4 million	$1.5 to $1.7 million

Presently, all of the costs described are expected to result in cash expenditures. The remaining costs are expected to be incurred through the second quarter of 2011.

The actions related to our April 2010 restructuring plan are expected to reduce manufacturing costs and operating expenses and increase cash flow by approximately $4.5 million per year once the move to the Czech Republic is complete.

For information regarding the related accrued liability, see Note 12 of Condensed Notes to the Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense) items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.5 million in the first quarter of 2011 and $1.0 million in the first quarter of 2010.

Interest expense was $1.0 million and $1.2 million, respectively, in the first quarter of 2011 and 2010. Interest expense for both the 2011 and 2010 periods included interest expense related to our 2.875% convertible notes. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense.

For the first quarters of 2011 and 2010, Other, net was income of $0.3 million and an expense of $0.4 million, respectively, and related to foreign currency gains and losses on transactions, cash flow hedge ineffectiveness and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense

Our effective income tax rate of 29.6% for the first quarter of 2011 reflected taxes accrued in the U.S. and foreign jurisdictions.

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

As of April 3, 2011, unrecognized tax benefits totaled $7.6 million and related primarily to uncertainty surrounding transfer pricing, tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $5.7 million and $8.4 million, respectively, at April 3, 2011 and December 31, 2010. Valuation allowances on deferred tax assets totaled $2.1 million as of both April 3, 2011 and December 31, 2010. We continue to record a valuation allowance against a portion of U.S. deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Liquidity and Capital Resources

Sources of Liquidity and Capital Resources

Our sources of liquidity and capital resources as of April 3, 2011 consisted of $400.9 million of cash, cash equivalents, short-term restricted cash and short-term investments, $12.6 million in non-current investments, $38.4 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2015.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from April 3, 2011.

In the first quarter of 2011, cash and cash equivalents and short-term restricted cash increased $97.8 million to $397.5 million as of April 3, 2011 from $299.7 million as of December 31, 2010 primarily as a result of $9.7 million provided by operations, the redemption of $66.8 million of marketable securities and $10.0 million of proceeds from the exercise of employee stock options and a $7.8 million favorable effect of exchange rate changes. These factors were partially offset by $1.9 million used for the purchase of property, plant and equipment.

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

Accounts receivable decreased $4.5 million to $178.8 million as of April 3, 2011 from $183.3 million as of December 31, 2010, primarily due to an increase in collections in the first quarter of 2011 as compared to the fourth quarter of 2010, driven by the timing of customer payments. The April 3, 2011 balance included a $2.2 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 83 days at April 3, 2011 and 90 days at December 31, 2010.

Inventories increased $23.5 million to $179.5 million as of April 3, 2011 compared to $156.0 million as of December 31, 2010, to support our planned ramp up of shipments in 2011. The April 3, 2011 balance included an $8.4 million increase related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.6 times for the quarter ended April 3, 2011 and 2.7 times for the quarter ended April 4, 2010.

Deferred tax assets, current and long term, net of deferred tax liabilities decreased $2.7 million to $5.7 million as of April 3, 2011 compared to $8.4 million as of December 31, 2010 primarily due to an increase in the U.S. deferred tax liability primarily related to an increase in unrealized cash flow hedging gains.

Other current assets increased $15.5 million to $38.6 million as of April 3, 2011 compared to $23.1 million as of December 31, 2010, primarily due to an increase in our cash flow hedge receivable as a result of the weakening of the U.S. dollar and an increase in our current income taxes receivable.

Expenditures for property, plant and equipment of $1.9 million in the first quarter of 2011 primarily consisted of expenditures for computer software and machinery and equipment. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2011 to be approximately $34 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.

Accrued payroll liabilities decreased $5.3 million to $26.5 million as of April 3, 2011 compared to $31.8 million as of December 31, 2010, primarily due to the payment of bonuses accrued at December 31, 2010 and the timing of payments.

Income taxes payable increased $5.6 million to $9.3 million as of April 3, 2011 compared to $3.7 million as of December 31, 2010 primarily due to accruals for U.S. taxes on current period income. Our receivable for income taxes of $6.5 million at April 3, 2011 is included as a component of other current assets.

Credit Facilities and Letters of Credit

We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. No amounts were outstanding under this facility as of April 3, 2011.

We also have a 50.0 million yen unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of April 3, 2011.

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

Information related to guarantees and letters of credit at April 3, 2011 was as follows (in thousands):

Guarantees and letters of credit outstanding	$69,195
Amount secured by restricted cash deposits:
Current	$30,250
Long-term	38,352

Total secured by restricted cash	$68,602

Share Repurchase Plan

A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010 and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. No shares were repurchased during the first quarter of 2011, and, as of April 3, 2011, 3,794,700 shares remained available for purchase pursuant to this plan.

New Accounting Pronouncements

See Note 15 of the Condensed Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2010 Annual Report on Form 10-K, which was filed with the SEC on February 18, 2011.

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

In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”), in the District Court in Tokyo alleging infringement of five patents. Hitachi’s complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan, and legal costs. Two of the patents in the infringement case expired in June and September 2010, respectively, and, as a consequence, Hitachi dropped those patents from the infringement case. Hitachi filed two new complaints in the District Court of Tokyo for past damages on the expired patents in the amount of 2.5 billion yen in July 2010 and 1.3 billion yen in October 2010. In December 2010, Hitachi filed a complaint seeking a preliminary injunction relating to one of the three patents that were the subject of the permanent injunction case. Hitachi has also brought ancillary claims to bar the importation of certain of our products into Japan. One of these customs proceedings has been concluded and the other is on-going. FEI Japan has filed actions with the Japanese Patent Office to invalidate the two patents that were the subject of the first customs proceeding, and to invalidate the three remaining patents from the infringement case, one of which is subject to the preliminary injunction case and the second customs proceeding. To date, FEI Japan has successfully invalidated the patent which was accepted by customs in the first customs proceeding. Hitachi will have an opportunity to amend the patent to preserve some claims. Overall, the resolution of these proceedings is not expected to have any material effect on our business. We believe that we have meritorious defenses to Hitachi’s claims, and intend to vigorously defend our interests in these matters.

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

We have historically shipped approximately 75% of our products in the last month of each quarter. As any one shipment may be significant to meeting our quarterly sales projection (as our average selling price for a tool is approximately $1.0 million), any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.

Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.

Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the first quarter of 2011 and in each of the last three years, more than 66% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, The Netherlands and sales offices in many other countries.

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

Our business depends in large part on the capital expenditures of customers within our Electronics, Research and Industry and Life Sciences market segments. See “Net Sales by Segment” included in Part I, Item 2 of this quarterly report on Form 10-Q for additional information.

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

A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first quarter of 2011 and for all of 2010 and 2009, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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

We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. See Note 14 of Condensed Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q for additional information.

We seek to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at April 3, 2011.

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

We are currently executing a plan to shift manufacturing for certain products to other of our factories and third parties in the U.S. Moving product manufacturing includes, among others, the following risks:

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

Our service business addresses a large and diverse install base of over 7,500 tools involving diverse products of varying ages, configurations, use cases, condition, and customer requirements that are dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our service requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and service business. Moreover, if we suffer an unauthorized intrusion into the virtual private network providing for remote diagnostics, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business.

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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first quarter of 2011 and each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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

As of April 3, 2011, we had total convertible long-term debt of $89.0 million due in 2013. In addition, we have a secured credit line for $100.0 million and also have access to a 50.0 million yen unsecured uncommitted bank borrowing facility in Japan. However, no amounts were outstanding on these credit facilities at April 3, 2011. The degree to which we are leveraged could have important consequences, including but not limited to the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our credit line contains numerous restrictive covenants, which, if not adhered to, could result in the cancellation of the entire line;

•

our shareholders may be further diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes, up to a maximum aggregate of 3,032,777 shares of our common stock. These shares were included in our diluted share count for the first quarter of 2011, but not for the first quarter of 2010 because they were antidilutive; and

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

In February 2009, the U.S. Congress passed the American Recovery and Reconstruction Act (the “ARRA”), which included approximately $15 billion of additional stimulus funding for agencies which are our customers, or which fund some of our customers. A portion of these funds could be allocated to scientific equipment purchases. Less than 3% of our orders in 2010 were funded by the ARRA. We do not expect significant orders from this funding source in 2011.

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

The recent earthquake, tsunami and nuclear disaster in Japan did not materially impact our facilities or operations in Japan, but did cause us to incur additional costs and to defer approximately $4.0 million of product revenue from the first quarter of 2011 to later in 2011 due to damage at a customer site.

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

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on February 18, 2009.(3)

10.1	Second Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of April 26, 2011, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(2)	Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.
(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated: May 5, 2011	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)