Form 10-Q
period 2011-07-03
FEI CO
filed 2011-08-04
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 000-22780
 _____________________________________________
FEI COMPANY
(Exact name of registrant as specified in its charter)
 _____________________________________________

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
The number of shares of common stock outstanding as of August 1, 2011 was 39,157,243.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	July 3, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$305,923	$277,617
Short-term investments in marketable securities	18,855	44,026
Short-term restricted cash	28,615	22,114
Receivables, net of allowances for doubtful accounts of $5,858 and $5,685	207,075	183,254
Inventories	202,769	155,964
Deferred tax assets	10,431	11,505
Other current assets	35,890	23,126
Total Current Assets	809,558	717,606
Non-current investments in marketable securities	76,135	38,662
Long-term restricted cash	41,815	41,377
Property, plant and equipment, net of accumulated depreciation of $106,172 and $95,720	82,039	80,681
Goodwill	44,849	44,800
Deferred tax assets	770	1,072
Non-current inventories	51,072	47,976
Other assets, net	14,570	12,248
Total Assets	$1,120,808	$984,422
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$61,348	$51,529
Accrued payroll liabilities	35,945	31,765
Accrued warranty reserves	10,292	8,648
Accrued agent commissions	13,926	10,796
Deferred revenue	84,549	81,445
Income taxes payable	14,078	3,715
Accrued restructuring, reorganization, relocation and severance	2,613	4,884
Other current liabilities	29,400	31,306
Total Current Liabilities	252,151	224,088
Convertible debt	89,012	89,012
Deferred tax liabilities	7,072	4,106
Other liabilities	37,830	34,042
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 39,150 and 38,280 shares issued and outstanding, no par value	534,161	509,145
Retained earnings	123,396	75,024
Accumulated other comprehensive income	77,186	49,005
Total Shareholders’ Equity	734,743	633,174
Total Liabilities and Shareholders’ Equity	$1,120,808	$984,422

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net sales:
Products	$168,739	$108,839	$323,803	$220,645
Products - related party	157	92	1,125	163
Service and components	42,131	37,028	82,935	74,150
Service and components - related party	114	89	238	189
Total net sales	211,141	146,048	408,101	295,147
Cost of sales:
Products	86,256	62,068	169,851	126,756
Service and components	29,190	24,172	56,651	49,378
Total cost of sales	115,446	86,240	226,502	176,134
Gross profit	95,695	59,808	181,599	119,013
Operating expenses:
Research and development	19,619	15,616	37,559	32,748
Selling, general and administrative	38,774	31,604	74,556	67,179
Restructuring, reorganization, relocation and severance	783	9,055	1,068	9,969
Total operating expenses	59,176	56,275	113,183	109,896
Operating income	36,519	3,533	68,416	9,117
Other (expense) income:
Interest income	689	733	1,181	1,724
Interest expense	(1,133)	(1,303)	(2,175)	(2,521)
Other, net	(449)	(330)	(121)	(739)
Total other (expense) income, net	(893)	(900)	(1,115)	(1,536)
Income before income taxes	35,626	2,633	67,301	7,581
Income tax expense (benefit)	9,566	(13,547)	18,929	(12,703)
Net income	$26,060	$16,180	$48,372	$20,284
Basic net income per share	$0.67	$0.43	$1.25	$0.53
Diluted net income per share	0.62	0.40	1.16	0.51
Shares used in per share calculations:
Basic	38,883	38,046	38,686	37,968
Diluted	42,566	41,813	42,359	41,775

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income	$26,060	$16,180	$48,372	$20,284
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	9,636	(18,637)	25,023	(29,437)
Change in unrealized (loss) gain on available-for-sale securities	(17)	17	(16)	62
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	2,211	(2,072)	6,002	(3,054)
Reclassification to net income of previously deferred (gains) losses related to hedge derivatives instruments	(2,088)	1,192	(2,828)	1,297
Comprehensive income (loss)	$35,802	$(3,320)	$76,553	$(10,848)

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net income	$48,372	$20,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,221	8,548
Amortization	942	1,550
Stock-based compensation	5,607	5,549
Other	2	(62)
Income taxes payable (receivable), net	6,011	(22,581)
Deferred income taxes	(285)	5,748
(Increase) decrease in:
Receivables	(18,784)	(4,597)
Inventories	(34,241)	(10,144)
Other assets	(4,775)	809
Increase (decrease) in:
Accounts payable	5,903	3,618
Accrued payroll liabilities	2,915	2,662
Accrued warranty reserves	1,320	458
Deferred revenue	(1,739)	9,157
Accrued restructuring, reorganization, relocation and severance costs	(2,548)	7,434
Other liabilities	965	(2,292)
Net cash provided by operating activities	18,886	26,141
Cash flows from investing activities:
(Increase) decrease in restricted cash	(1,771)	2,392
Acquisition of property, plant and equipment	(5,765)	(4,435)
Purchase of investments in marketable securities	(100,570)	(69,978)
Redemption of investments in marketable securities	88,313	110,929
Proceeds from the sale of auction rate securities	—	98,925
Other	(653)	(204)
Net cash (used in) provided by investing activities	(20,446)	137,629
Cash flows from financing activities:
Redemption of 2.875% convertible note	—	(9,059)
Withholding taxes paid on issuance of vested restricted stock units	(614)	(680)
Repayments on line of credit	—	(59,600)
Proceeds from exercise of stock options and employee stock purchases	18,319	3,853
Excess tax benefit for share based payment arrangements	572	—
Net cash provided by (used in) financing activities	18,277	(65,486)
Effect of exchange rate changes	11,589	(14,579)
Increase in cash and cash equivalents	28,306	83,705
Cash and cash equivalents:
Beginning of period	277,617	124,199
End of period	$305,923	$207,904
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$7,308	$3,439
Cash paid for interest	1,921	2,122
Increase in fixed assets related to transfers with inventories	1,541	1,761
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and twenty-six week periods ended July 3, 2011 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 3, 2011			July 4, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$26,060	38,883	$0.67	$16,180	38,046	$0.43
Dilutive effect of 2.875% convertible debt	451	3,033	(0.04)	572	3,383	(0.03)
Dilutive effect of stock options calculated using the treasury stock method	—	200	—	—	107	—
Dilutive effect of restricted stock units	—	285	—	—	112	—
Dilutive effect of shares issuable to Philips	—	165	(0.01)	—	165	—
Diluted EPS	$26,511	42,566	$0.62	$16,752	41,813	$0.40

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 3, 2011			July 4, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$48,372	38,686	$1.25	$20,284	37,968	$0.53
Dilutive effect of 2.875% convertible debt	902	3,033	(0.07)	1,078	3,406	(0.02)
Dilutive effect of stock options calculated using the treasury stock method	—	211	—	—	124	—
Dilutive effect of restricted stock units	—	264	(0.01)	—	112	—
Dilutive effect of shares issuable to Philips	—	165	(0.01)	—	165	—
Diluted EPS	$49,274	42,359	$1.16	$21,362	41,775	$0.51

The following table sets forth the schedule of anti-dilutive securities excluded from computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Convertible debt	$—	$—	$—	$—
Stock options	54	880	136	898
Restricted stock units	32	51	32	192

NOTE 3.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
At our 2011 annual meeting of shareholders, which was held on May 12, 2011, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 3,200,000 to 3,450,000.
1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan
Also at our 2011 annual meeting of shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 10,250,000 to 10,500,000 shares of our common stock. Our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock.
The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

July 3, 2011
Shares available for grant	2,862,055
Shares of common stock reserved for issuance	4,485,460

The following table sets forth certain information regarding all options outstanding:

	July 3, 2011
	Options Outstanding	Options Exercisable
Number	826,087	336,930
Weighted average exercise price	$23.98	$22.13
Aggregate intrinsic value	$ 12.3 million	$ 5.6 million
Weighted average remaining contractual term	4.5 years	2.3 years

Restricted stock units ("RSUs") outstanding, including awards issued within and outside of the 1995 Plan, totaled 797,318 at July 3, 2011.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cost of sales	$338	$290	$679	$615
Research and development	446	364	898	749
Selling, general and administrative	2,034	2,053	4,030	4,185
Total stock-based compensation	$2,818	$2,707	$5,607	$5,549

As of July 3, 2011, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $18.8 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of July 3, 2011, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
Japanese Bank Borrowing Facility
We also have a ¥50.0 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of July 3, 2011.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

July 3, 2011
Guarantees and letters of credit outstanding	$70,953
Amount secured by restricted cash deposits:
Current	$28,615
Long-term	41,815
Total secured by restricted cash	$70,430

NOTE 5.	INVENTORIES
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

Inventories consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Raw materials and assembled parts	$85,785	$57,043
Service inventories, estimated current requirements	12,333	11,581
Work-in-process	70,229	55,279
Finished goods	34,422	32,061
Total inventories	$202,769	$155,964
Non-current inventories	$51,072	$47,976

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010
Balance, beginning of period	$44,800	$44,615
Goodwill adjustments	49	149
Balance, end of period	$44,849	$44,764

Other Intangible Assets
Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. Patents, trademarks and other are amortized under the straight-line method over their useful lives of 2 to 15 years. Note issuance costs are amortized over the life of the related debt, which is 7 years.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	July 3, 2011	December 31, 2010
Patents, trademarks and other	$8,017	$7,758
Accumulated amortization	(4,217)	(3,995)
Net patents, trademarks and other	3,800	3,763
Note issuance costs	2,445	2,445
Accumulated amortization	(1,775)	(1,600)
Net note issuance costs	670	845
Total intangible assets included in other long-term assets	$4,470	$4,608
Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010
Purchased technology	$—	$196
Patents, trademarks and other	616	578
Note issuance costs	175	301
Total amortization expense	$791	$1,075

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Note Issuance Costs	Total
Remainder of 2011	$598	$175	$773
2012	1,103	350	1,453
2013	1,002	145	1,147
2014	644	—	644
2015	298	—	298
Thereafter	155	—	155
Total	$3,800	$670	$4,470

NOTE 7.	WARRANTY RESERVES
Our products generally carry a one year warranty. A reserve is established at the time of sale to cover estimated warranty costs and certain commitments for product upgrades. Our estimate of warranty cost is based primarily on our history of warranty repairs and maintenance, as applied to systems currently under warranty. For our new products without a history of known warranty costs, we estimate the expected costs based on our experience with similar product lines and technology. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair and maintenance than similar products have required in the past. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and warranty costs fluctuate.
The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010
Balance, beginning of period	$8,648	$7,477
Reductions for warranty costs incurred	(5,215)	(3,871)
Warranties issued	6,557	4,290
Translation and changes in estimates	302	(287)
Balance, end of period	$10,292	$7,609

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and twenty-six week periods ended July 3, 2011 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Deferred tax assets were classified on the balance sheet as follows (in thousands):

	July 3, 2011	December 31, 2010
Deferred tax assets – current	$10,431	$11,505
Deferred tax assets – non-current	770	1,072
Other current liabilities	(54)	(64)
Deferred tax liabilities – non-current	(7,072)	(4,106)
Net deferred tax assets	$4,075	$8,407
Valuation allowance	$2,123	$2,123

Unrecognized Tax Benefits
During the thirteen and twenty-six week periods ended July 3, 2011, unrecognized tax benefits were substantially unchanged. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or lapses of statutes of limitations during the periods. We recognize interest and penalties related to unrecognized tax benefits in tax expense.

Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

	July 3, 2011	December 31, 2010
Other current liabilities	$494	$639
Other liabilities	7,295	6,517
Unrecognized tax benefits	$7,789	$7,156

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of July 3, 2011:

Jurisdiction	Open Tax Years
U.S.	2005 and forward
The Netherlands	2005 and forward
Czech Republic	2008 and forward

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and twenty-six week periods ended July 3, 2011 were as follows:

•	a director of Applied Materials, Inc. is a member of our Board of Directors;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of our named executive officers serves on the Board of Directors of Schneeberger, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	one of the members of our Board of Directors serves on the Board of Directors of EasyStreet Online Services.

Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Sales to Related Parties	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Product sales:
Applied Materials, Inc.	$157	$92	$1,125	$163
Total product sales to related parties	157	92	1,125	163
Service sales:
Applied Materials, Inc.	106	82	220	174
Cascade Microtech, Inc.	8	7	18	15
Total service sales to related parties	114	89	238	189
Total sales to related parties	$271	$181	$1,363	$352

Purchases from Related Parties
Schneeberger, Inc.	$593	$668	$1,250	$1,589
TMC BV	4	—	28	77
EasyStreet Online Services	14	18	28	26
Cascade Microtech, Inc.	1	—	1	—
Total purchases from related parties	$612	$686	$1,307	$1,692

Amounts due from (to) related parties were as follows (in thousands):

July 3, 2011
Applied Materials, Inc.	$97
Cascade Microtech, Inc.	8
Schneeberger, Inc.	(347)
TMC BV	(37)
EasyStreet Online Services	(15)
Due to related parties, net	$(294)

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Legal Matters
In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) in the District Court in Tokyo alleging infringement of five patents. Hitachi's complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan, and legal costs. Two of the patents in the infringement case expired in June and September 2010, respectively, and, as a consequence, Hitachi dropped those patents from the infringement case. FEI Japan has filed actions with the Japanese Patent Office to invalidate the three remaining patents from that case. Hitachi filed two new complaints in the District Court of Tokyo for past damages on the expired patents in the amount of ¥2.5 billion in July 2010 and ¥1.3 billion in October 2010. In December 2010, Hitachi filed a complaint seeking a preliminary injunction relating to one of the three remaining patents that were the subject of the permanent injunction case. On June 15, 2011, the District Court issued its ruling in that case enjoining FEI Japan from selling its Quanta™ 3D FEG equipped with an Omniprobe AutoProbe™ and gas injection system (GIS) in Japan. FEI will, however, be able to resume sales of such products after August 22, 2011 when the patent upon which the injunction was based expires.
Hitachi has also brought two ancillary claims with the Tokyo Customs Office to bar the importation of certain of our products into Japan. FEI Japan has successfully invalidated the two patents that were the subject of the first customs proceeding, and Hitachi has withdrawn its request for customs seizure in that proceeding. The second customs proceeding is still on-going.
On July 14, 2011, we were notified by the Korea Trade Commission (“KTC”) that, in response to a request by Hitachi, it had initiated an investigation of two products we import and sell in Korea that allegedly infringe a Hitachi South Korean patent.
We believe that we have meritorious defenses to Hitachi's claims, and intend to vigorously defend our interests in these matters. In management's opinion, the resolution of the Hitachi cases, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. We believe, based on the information available to us at this time and our current analysis of this information, that the potential losses associated with these litigation matters are likely to be in the range of zero to $10.0 million. These potential losses include fines and penalties and any settlement costs or judgments for the alleged potential past infringement. This range is only an estimate, however, and we cannot guarantee that our losses will not be greater than this range. Legal fees associated with this claim are expensed as incurred.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $63.4 million at July 3, 2011. These commitments expire at various times through the fourth quarter of 2012.

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

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Sales to External Customers:
Electronics	$86,990	$56,904	$148,338	$98,147
Research and Industry	55,136	37,435	125,795	83,947
Life Sciences	26,770	14,592	50,795	38,714
Service and Components	42,245	37,117	83,173	74,339
Total	$211,141	$146,048	$408,101	$295,147
Gross Profit:
Electronics	$45,121	$27,909	$76,883	$46,522
Research and Industry	24,753	13,998	55,526	32,550
Life Sciences	12,766	4,956	22,668	14,980
Service and Components	13,055	12,945	26,522	24,961
Total	$95,695	$59,808	$181,599	$119,013

	July 3, 2011	December 31, 2010
Goodwill:
Electronics	$18,142	$18,122
Research and Industry	18,013	17,998
Life Sciences	3,628	3,624
Service and Components	5,066	5,056
Total	$44,849	$44,800
Total Assets:
Electronics	$188,395	$174,512
Research and Industry	140,206	111,874
Life Sciences	58,966	40,604
Service and Components	157,303	143,080
Corporate and Eliminations	575,938	514,352
Total	$1,120,808	$984,422

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
None of our customers represented 10% or more of our total sales in the thirteen or twenty-six week periods ended July 3, 2011 or July 4, 2010.

NOTE 12.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The move, which has been substantially completed, resulted in severance costs, costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. In addition to the product line move, the April 2010 restructuring plan involved organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. Costs incurred in connection with this plan during the thirteen and twenty-six week periods ended July 3, 2011 related to the consolidation of the manufacturing of our small DualBeam product line in Brno.

Information for costs related to this plan is as follows (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Costs Incurred	July 3, 2011	July 3, 2011	Life of Plan
Severance costs related to work force reduction and reorganization	$397	$280	$6,713
Product line transfer, training of Brno employees and facility build-out in Brno	386	788	1,660
Total costs incurred	$783	$1,068	$8,373
Presently, all of the costs incurred are expected to result in cash expenditures. We do not expect to incur significant additional costs associated with this plan.
The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Twenty-Six Weeks Ended July 3, 2011	Product line transfer and training of Brno employees	Severance, outplacement and related benefits for terminated employees	IT system upgrades	Abandoned leases, leasehold improve- ments and facilities	Total
Beginning accrued liability	$—	$4,832	$20	$32	$4,884
Charged to expense, net	788	280	—	—	1,068
Expenditures	(788)	(2,756)	—	—	(3,544)
Write-offs and adjustments	—	205	—	—	205
Ending accrued liability	$—	$2,561	$20	$32	$2,613

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

July 3, 2011	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
Agency bonds	$—	$87,516	$—	$87,516
Certificates of deposit	—	4,462	—	4,462
Trading securities:
Equity securities – mutual funds	3,012	—	—	3,012
Derivative contracts, net	—	4,167	—	4,167
Total	$3,012	$96,145	$—	$99,157

December 31, 2010	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. Government-backed securities	$68,497	$—	$—	$68,497
Agency bonds	—	5,000	—	5,000
Certificates of deposit	—	6,322	—	6,322
Trading securities:
Equity securities – mutual funds	2,869	—	—	2,869
Derivative contracts, net	—	94	—	94
Total	$71,366	$11,416	$—	$82,782

Agency bonds are securities backed by U.S. government-sponsored entities.
The fair value of our available for sale and trading marketable securities is based on quoted market prices.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no changes to our valuation techniques during the twenty-six week period ended July 3, 2011.
We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.
Our fixed rate convertible debt outstanding was as follows (in thousands):

July 3, 2011
Fixed rate convertible debt on balance sheet	$89,012
Fair value of fixed rate convertible debt	126,371

The fair value of our fixed rate convertible debt is based on open market trades.

NOTE 14.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	July 3, 2011	December 31, 2010
Cash flow hedges	$171,000	$133,000
Balance sheet hedges	131,524	106,882
Total outstanding derivative contracts	$302,524	$239,882

The outstanding contracts at July 3, 2011 have varying maturities through the fourth quarter of 2012. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at July 3, 2011. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Foreign currency (loss) gain, inclusive of the impact of derivatives	$(716)	$11	$(568)	$(408)

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
Summary
The fair value carrying amount of our derivative instruments was included in our balance sheet as follows (in thousands):

	Fair Value of Derivatives at		Fair Value of Derivatives at
	July 3, 2011		December 31, 2010
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in asset position	$7,060	$—	$3,763	$—
Foreign exchange contracts in liability position	—	1,425	—	2,010

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts in asset position	$19	$—	$333	$—
Foreign exchange contracts in liability position	—	1,487	—	1,992

The effect of derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Amount of gain/(loss):
Recognized in OCI (effective portion)	$5,190	$(2,304)	$10,181	$(3,746)
Reclassified from accumulated OCI into cost of sales (effective portion)	1,983	(1,108)	2,665	(1,157)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	105	(84)	163	(140)

Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$950	$(4,546)	$4,789	$(4,992)

The unrealized gains at July 3, 2011 are expected to be reclassified to net income during the next 18 months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.	NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
ASU 2010-06
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures were required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which was required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not have any effect on our financial position, results of operations or cash flows. All required disclosures are included in Note 13.

Recently Issued Accounting Guidance Not Yet Adopted
ASU 2011-04
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements as well as clarifies existing fair value measurement guidance and new disclosure requirements. Amendments in this ASU include: (1) allow an entity to measure the fair value of financial assets and liabilities which have offsetting positions in market risks or counterparty credit risk and meet certain conditions on a net basis; (2) for Level 3 fair value measurements, entities must disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, entities must disclose the fair value hierarchy level in which the fair value measurements were determined; (4) entities must disclose the highest-and-best use of a nonfinancial asset when this use differs from the asset's current use, and the reason for the difference; and (5) disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

ASU 2011-05
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revises the manner in which entities can present comprehensive income in their financial statements. The new guidance requires entities to present the components of net income and other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Under either method of presentation, entities are also required to present adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, gross margins, non-operating expenses, tax rates, net income, foreign currency rates, funding opportunities or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing initiatives; any statements of factors that may affect our 2011 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning the effects of litigation on our financial condition; any statements concerning the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and any statements made under the heading “Outlook for the Remainder of 2011.”
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

Overview - Orders and Backlog
Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At July 3, 2011, our total backlog was $459.1 million, compared to $471.9 million at December 31, 2010. At July 3, 2011, our backlog consisted of $367.7 million related to products and $91.4 million related to Service and Components compared to product backlog of $390.6 million and Service and Components backlog of $81.3 million at December 31, 2010.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During the first twenty-six weeks of 2011 and all of 2010, we experienced cancellations or de-bookings of $0.4 million and $2.7 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2011
Our backlog of unfilled orders remains sizable and our rate of incoming orders for the first half of 2011 has been above the comparable period in 2010. We expect a slight seasonal decline in revenue and orders in the third quarter of 2011, however we expect revenue levels in the second half of 2011 overall, to be similar to the first half of 2011. Assuming relatively similar exchange rates, we are forecasting revenue in the second half of the year to be above the second half of 2010, and we are forecasting growth in revenue for the full year 2011 over the full year 2010.
Gross margin was 44.5% in the first half of 2011 and that is a significant improvement over 2009 and 2010 gross margins. Given relatively consistent exchange rates, we expect gross margin to be at approximately the same level in the second half of the year.

Research and development expenses are expected to increase in the second half of the year as we invest in new products. Other operating expenses are also expected to rise, but at a slower rate than revenue growth.

As a result of these factors, we forecast full year earnings for 2011 to be above 2010 levels.

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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first twenty-six weeks of 2011, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.

Results of Operations
The following table sets forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 3, 2011		July 4, 2010
Net sales	$211,141	100.0%	$146,048	100.0%
Cost of sales	115,446	54.7	86,240	59.0
Gross profit	95,695	45.3	59,808	41.0
Research and development	19,619	9.3	15,616	10.7
Selling, general and administrative	38,774	18.4	31,604	21.6
Restructuring, reorganization, relocation and severance	783	0.4	9,055	6.2
Operating income	36,519	17.3	3,533	2.4
Other expense, net	(893)	(0.4)	(900)	(0.6)
Income before income taxes	35,626	16.9	2,633	1.8
Income tax expense (benefit)	9,566	4.5	(13,547)	(9.3)
Net income	$26,060	12.3%	$16,180	11.1%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011		July 4, 2010
Net sales	$408,101	100.0%	$295,147	100.0%
Cost of sales	226,502	55.5	176,134	59.7
Gross profit	181,599	44.5	119,013	40.3
Research and development	37,559	9.2	32,748	11.1
Selling, general and administrative	74,556	18.3	67,179	22.8
Restructuring, reorganization, relocation and severance	1,068	0.3	9,969	3.4
Operating income	68,416	16.8	9,117	3.1
Other expense, net	(1,115)	(0.3)	(1,536)	(0.5)
Income before income taxes	67,301	16.5	7,581	2.6
Income tax expense (benefit)	18,929	4.6	(12,703)	(4.3)
Net income	$48,372	11.9%	$20,284	6.9%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales increased $65.1 million, or 44.6%, to $211.1 million in the thirteen week period ended July 3, 2011 (the second quarter of 2011) compared to $146.0 million in the thirteen week period ended July 4, 2010 (the second quarter of 2010). Net sales increased $113.0 million, or 38.3%, to $408.1 million in the twenty-six week period ended July 3, 2011 compared to $295.1 million in the twenty-six week period ended July 4, 2010. The factors affecting net sales are discussed in more detail in "Net Sales by Segment" below.
Currency fluctuations increased net sales by $9.6 million and $12.4 million, respectively, during the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 as approximately 66% of our net sales in both periods were denominated in foreign currencies that fluctuated against the U.S. dollar. Weakening of the U.S. dollar against these foreign currencies generally has the effect of increasing net sales and backlog.

Net Sales by Segment
The following tables set forth our net sales by market segment in absolute dollars and as a percentage of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	July 3, 2011		July 4, 2010
Electronics	$86,990	41.2%	$56,904	39.0%
Research and Industry	55,136	26.1	37,435	25.6
Life Sciences	26,770	12.7	14,592	10.0
Service and Components	42,245	20.0	37,117	25.4
Consolidated net sales	$211,141	100.0%	$146,048	100.0%

	Twenty-Six Weeks Ended
	July 3, 2011		July 4, 2010
Electronics	$148,338	36.4%	$98,147	33.3%
Research and Industry	125,795	30.8	83,947	28.4
Life Sciences	50,795	12.4	38,714	13.1
Service and Components	83,173	20.4	74,339	25.2
Consolidated net sales	$408,101	100.0%	$295,147	100.0%

Electronics
The $30.1 million, or 52.9%, increase and the $50.2 million, or 51.1%, increase, respectively, in Electronics sales in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were primarily due to continued strong spending in leading edge technologies for development and the continued strength of the semiconductor and related markets. The volume of small DualBeam and TEM units sold in the first thirteen and twenty-six weeks of 2011 increased compared to the same periods of 2010 primarily due to strong semiconductor capital equipment spending. Currency fluctuations increased Electronics sales by $2.7 million and $2.8 million, respectively, during the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010.
Research and Industry
The $17.7 million, or 47.3%, increase and the $41.8 million, or 49.9%, increase, respectively, in Research and Industry sales in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were primarily due to strong sales of our high-end TEMs as a result of increased spending in research markets. In general, we see our customers shifting from SEM-specific tools to TEM-specific tools as the demand to image on an increasingly small scale continues. The increase also reflects continued investment in education infrastructure in developing countries like Korea and China as well as increasing demand for our evolving line of natural resources product offerings. Currency fluctuations increased Research and Industry sales by $2.8 million and $4.7 million, respectively, during the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010.
Life Sciences
The $12.2 million, or 83.5%, increase and the $12.1 million, or 31.2%, increase, respectively, in Life Sciences sales in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 was primarily due to an increase in the number of high-end TEM units sold during the periods. Currency fluctuations increased Life Sciences sales by $1.7 million and $2.0 million, respectively, during the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010.
Service and Components
The $5.1 million, or 13.8%, increase and the $8.8 million, or 11.9%, increase, respectively, in Service and Components sales in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were due primarily to a larger install base and improvements in the semiconductor industry, which contributed to an increase in service contracts. Currency fluctuations increased Service and Components sales by $2.4 million and $2.9 million, respectively, during the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010.

Net Sales by Geographic Region
Over half of our net sales have been to customers outside of the U.S., and we expect that to continue. The following tables set forth our net sales by geographic location in absolute dollars and as a percentage of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	July 3, 2011		July 4, 2010
U.S. and Canada	$74,180	35.1%	$46,089	31.6%
Europe	59,245	28.1	45,747	31.3
Asia-Pacific Region and Rest of World	77,716	36.8	54,212	37.1
Consolidated net sales	$211,141	100.0%	$146,048	100.0%

	Twenty-Six Weeks Ended
	July 3, 2011		July 4, 2010
U.S. and Canada	$137,805	33.8%	$92,279	31.3%
Europe	117,311	28.7	91,288	30.9
Asia-Pacific Region and Rest of World	152,985	37.5	111,580	37.8
Consolidated net sales	$408,101	100.0%	$295,147	100.0%

U.S. and Canada
The $28.1 million, or 60.9%, increase and the $45.5 million, or 49.3%, increase, respectively, in sales to the U.S. and Canada in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were primarily due to continued strong semiconductor capital equipment spending and an increase in Life Sciences sales related to an increase in high-end TEM units sold.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $13.5 million, or 29.5%, increase and the $26.0 million, or 28.5%, increase, respectively, in sales to Europe in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were primarily due to increased spending by research institutions. Currency fluctuations increased European sales by $6.6 million and $6.5 million, respectively, in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010.
Asia-Pacific Region and Rest of World
The $23.5 million, or 43.4%, increase and the $41.4 million, or 37.1%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were primarily driven by the strengthening economy, additional investment in educational infrastructure in emerging Asian economies, and an increase in semiconductor industry purchases. Currency fluctuations increased sales to this region by $3.0 million and $5.9 million, respectively, in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Electronics	51.9%	49.0%	51.8%	47.4%
Research and Industry	44.9	37.4	44.1	38.8
Life Sciences	47.7	34.0	44.6	38.7
Service and Components	30.9	34.9	31.9	33.6
Overall	45.3	41.0	44.5	40.3
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The five primary drivers affecting gross margin are product mix (including the effect of price competition), volume, cost reduction efforts, competitive pricing pressure and currency fluctuations.

Cost of sales increased $29.2 million, or 33.9%, to $115.4 million in the thirteen week period ended July 3, 2011 compared to $86.2 million in the thirteen week period ended July 4, 2010 and increased $50.4 million, or 28.6%, to $226.5 million in the twenty-six week period ended July 3, 2011 compared to $176.1 million in the comparable period of 2010, primarily due to increased sales. The impact of currency fluctuations on cost of sales was an increase of $17.0 million and $20.0 million, respectively, in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010.
The net effect on our gross margin from currency fluctuations during the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 was a decrease of $7.4 million, or 5.8 percentage points, and a decrease of $7.6 million, or 3.3 percentage points, respectively.
Electronics
The increases in Electronics gross margin in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were due primarily to increased demand for our higher-margin small DualBeams, as well as abnormally low gross margins in the prior year period as we worked through orders that were priced in late 2009 and early 2010 when we were under greater pricing pressure. We also realized product cost savings related to our consolidation of the manufacturing of our small DualBeam products at our Brno, Czech Republic facility. Currency fluctuations impacted Electronics gross margin in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 by a 4.4 percentage point decrease and a 2.7 percentage point decrease, respectively.
Research and Industry
The increases in Research and Industry gross margin in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were primarily due to an increase in the number of small DualBeam and high-end TEM units sold, as well as growth in sales of our higher-margin natural resources products. We also realized product cost savings related to the consolidation of the manufacturing of our small DualBeam products at our Brno, Czech Republic facility. Currency fluctuations impacted Research and Industry gross margin in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 by an 8.8 percentage point decrease and a 4.6 percentage point decrease, respectively.
Life Sciences
The increases in Life Sciences gross margin in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were primarily due to an increase in the number of high-end TEM units sold. This was partially offset by currency fluctuations which impacted Life Sciences gross margin in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 by a 9.0 percentage point decrease and a 4.6 percentage point decrease, respectively.
Service and Components
The decreases in the Service and Components gross margin in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 were primarily due to an increase in employee incentive compensation. The decrease in Service and Components gross margin in the twenty-six week period ended July 3, 2011 was also due to increased costs in Japan as the work flow for our service employees in Japan was interrupted by the earthquake, tsunami and nuclear power plant crisis which occurred during the first quarter of 2011. Currency fluctuations impacted Service and Components gross margin in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010 by a 2.7 percentage point decrease and a 1.5 percentage point decrease, respectively.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software. These costs are presented net of subsidies received for such efforts. During the 2011 and 2010 periods, we received subsidies from European governments for technology developments for semiconductor and life science equipment.
R&D costs are reported net of subsidies and were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Gross spending	$20,961	$16,949	$40,211	$35,548
Less subsidies	(1,342)	(1,333)	(2,652)	(2,800)
Net expense	$19,619	$15,616	$37,559	$32,748

R&D costs increased $4.0 million to $19.6 million (9.3% of net sales) in the thirteen week period ended July 3, 2011 compared to $15.6 million (10.7% of net sales) in the thirteen week period ended July 4, 2010 and increased $4.8 million to $37.6 million (9.2% of net sales) in the twenty-six week period ended July 3, 2011 compared to $32.7 million (11.1% of net sales) in the twenty-six week period ended July 4, 2010 primarily due to increased headcount and employee incentive compensation. The impact of currency fluctuations on R&D costs was an increase of $1.5 million and $1.6 million, respectively, in the thirteen and twenty-six week periods ended July 3, 2011 compared to the same periods of 2010.
We anticipate that R&D spending as a percentage of revenue will increase slightly in the foreseeable future as revenues increase. Actual future spending, however, will depend on market conditions.
Selling, General and Administrative Costs
Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs also include sales commissions paid to our employees as well as to our agents.
SG&A costs increased $7.2 million to $38.8 million (18.4% of net sales) in the thirteen week period ended July 3, 2011 compared to $31.6 million (21.6% of net sales) in the thirteen week period ended July 4, 2010 primarily due to increased commissions driven by the increase in revenue, and increased employee incentive compensation.
SG&A costs increased $7.4 million to $74.6 million (18.3% of net sales) in the twenty-six week period ended July 3, 2011 compared to $67.2 million (22.8% of net sales) in the twenty-six week period ended July 4, 2010 primarily due to increased commissions driven by the increase in revenue, and increased employee incentive compensation, partially offset by a decrease in bad debt write-offs. In the first quarter of 2010, we recorded a $2.1 million charge to fully write off amounts receivable from one customer.
Restructuring, Reorganization, Relocation and Severance
On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The move, which has been substantially completed, resulted in severance costs, costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. In addition to the product line move, the April 2010 restructuring plan involved organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. Costs incurred in connection with this plan in the thirteen and twenty-six week periods ended July 3, 2011 related to the consolidation of the manufacturing of our small DualBeam product line in Brno.
Information for costs related to this plan is as follows (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Costs Incurred	July 3, 2011	July 3, 2011	Life of Plan
Severance costs related to work force reduction and reorganization	$397	$280	$6,713
Product line transfer, training of Brno employees and facility build-out in Brno	386	788	1,660
Total costs incurred	$783	$1,068	$8,373

Presently, all of the costs incurred are expected to result in cash expenditures. We do not expect to incur significant additional costs associated with this plan.
The actions related to our April 2010 restructuring plan are expected to reduce manufacturing costs and operating expenses and increase cash flow by approximately $4.5 million per year once the move to the Czech Republic is complete.
For information regarding the related accrued liability, see Note 12 of the Condensed Notes to the Consolidated Financial Statements.
Other (Expense) Income, Net
Other (expense) income, net items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.7 million and $1.2 million, respectively, in the thirteen and twenty-six week periods ended July 3, 2011 and $0.7 million and $1.7 million, respectively, in the comparable periods of 2010.

Interest expense was $1.1 million and $2.2 million, respectively, in thirteen and twenty-six week periods ended July 3, 2011 and $1.3 million and $2.5 million, respectively, in the comparable periods of 2010. Interest expense for both the 2011 and 2010 periods included interest expense related to our 2.875% convertible notes. The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense.
Other (expense) income, net was a net expense of $0.4 million and $0.1 million in the thirteen and twenty-six week periods ended July 3, 2011, respectively, and was $0.3 million and $0.7 million, respectively, in the comparable periods of 2010. Other, net related to foreign currency gains and losses on transactions, cash flow hedge ineffectiveness and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. We also recognized a $0.1 million gain in the thirteen and twenty-six week periods ended July 4, 2010 on the early redemption of our 2.875% notes.

Income Tax Expense
Our effective income tax rate of 28.1% for the twenty-six week period ended July 3, 2011 reflected taxes accrued in the U.S. and foreign jurisdictions.

Our income tax benefit of approximately $12.7 million for the twenty-six week period ended July 4, 2010 primarily resulted from the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits. These amounts were offset by taxes accrued in both the U.S. and foreign tax jurisdictions.

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

As a result of the mutual agreement, we released valuation allowance and tax reserves of approximately $47.9 million, of which $12.5 million was recorded as a benefit to shareholder's equity. The remaining $35.4 million of tax benefit was offset by tax expense of $18.1 million to recognize the impact of our new transfer pricing methodology in prior periods.

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

As of July 3, 2011, unrecognized tax benefits totaled $7.8 million and related primarily to uncertainty surrounding transfer pricing, tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $4.1 million and $8.4 million, respectively, at July 3, 2011 and December 31, 2010. Valuation allowances on deferred tax assets totaled $2.1 million as of July 3, 2011 and December 31, 2010. We continue to record a valuation allowance against a portion of U.S. deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of July 3, 2011 consisted of $353.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $76.1 million in non-current investments, $41.8 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2016.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from July 3, 2011.
In the twenty-six week period ended July 3, 2011, cash and cash equivalents and short-term restricted cash increased $34.8 million to $334.5 million as of July 3, 2011 from $299.7 million as of December 31, 2010 primarily as a result of $18.9 million provided by operations, $18.3 million of proceeds from the exercise of employee stock options and a $11.6 million favorable effect of exchange rate changes. These factors were partially offset by $12.3 million used for the purchase of marketable securities and $5.8 million used for the purchase of property, plant and equipment.

In the twenty-six week period ended July 4, 2010, cash and cash equivalents and short-term restricted cash increased $78.5 million to $219.8 million as of July 4, 2010 from $141.3 million as of December 31, 2009 primarily as a result of $26.1 million provided by operations, $98.9 million from the redemption of auction rate securities, $3.9 million of proceeds from the exercise of employee stock options and the net redemption of $41.0 million of marketable securities. These factors were partially offset by $4.4 million used for the purchase of property, plant and equipment, $59.6 million of repayments on our UBS line of credit, $9.1 million used for the early redemption of $9.1 million par value of our 2.875% convertible subordinated notes and a $14.6 million unfavorable effect of exchange rate changes.
Accounts receivable increased $23.8 million to $207.1 million as of July 3, 2011 from $183.3 million as of December 31, 2010. This increase was primarily driven by a corresponding increase in sales and was partially impacted by the timing of customer payments. The July 3, 2011 balance included a $5.2 million increase related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 89 days at July 3, 2011 and 90 days at December 31, 2010.
Inventories increased $46.8 million to $202.8 million as of July 3, 2011 compared to $156.0 million as of December 31, 2010, to support our planned ramp up of shipments in 2011. The July 3, 2011 balance included a $14.4 million increase related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.4 times for the quarter ended July 3, 2011 and 2.6 times for the quarter ended July 4, 2010.
Deferred tax assets, current and long term, net of deferred tax liabilities decreased $4.3 million to $4.1 million as of July 3, 2011 compared to $8.4 million as of December 31, 2010 primarily due to an increase in the U.S. deferred tax liabilities for unrealized cash hedging gains and fixed assets.
Other current assets increased $12.8 million to $35.9 million as of July 3, 2011 compared to $23.1 million as of December 31, 2010, primarily due to an increase in our cash flow hedge receivable as a result of the weakening of the U.S. dollar and an increase in our current income taxes receivable.
Expenditures for property, plant and equipment of $5.8 million in the twenty-six week period ended July 3, 2011 primarily consisted of expenditures for machinery and equipment. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2011 to be approximately $34 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.
Accrued payroll liabilities increased $4.2 million to $35.9 million as of July 3, 2011 compared to $31.8 million as of December 31, 2010, primarily due to accruals of employee incentive compensation.
Income taxes payable increased $10.4 million to $14.1 million as of July 3, 2011 compared to $3.7 million as of December 31, 2010 primarily due to accruals for U.S. and foreign taxes on current period income. Our receivable for income taxes of $5.6 million at July 3, 2011 is included as a component of other current assets.
Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of July 3, 2011.
We also have a ¥50.0 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of July 3, 2011.
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

The following table sets forth information related to guarantees and letters of credit (in thousands):

July 3, 2011
Guarantees and letters of credit outstanding	$70,953
Amount secured by restricted cash deposits:
Current	$28,615
Long-term	41,815
Total secured by restricted cash	$70,430

Share Repurchase Plan
A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010 and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. No shares were repurchased during the first twenty-six weeks of 2011, and, as of July 3, 2011, 3,794,700 shares remained available for purchase pursuant to this plan.

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
In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) in the District Court in Tokyo alleging infringement of five patents. Hitachi's complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan, and legal costs. Two of the patents in the infringement case expired in June and September 2010, respectively, and, as a consequence, Hitachi dropped those patents from the infringement case. FEI Japan has filed actions with the Japanese Patent Office to invalidate the three remaining patents from that case. Hitachi filed two new complaints in the District Court of Tokyo for past damages on the expired patents in the amount of ¥2.5 billion in July 2010 and ¥1.3 billion in October 2010. In December 2010, Hitachi filed a complaint seeking a preliminary injunction relating to one of the three remaining patents that were the subject of the permanent injunction case. On June 15, 2011, the District Court issued its ruling in that case enjoining FEI Japan from selling its Quanta™ 3D FEG equipped with an Omniprobe AutoProbe™ and gas injection system (GIS) in Japan. FEI will, however, be able to resume sales of such product after August 22, 2011 when the patent upon which the injunction was based expires.
Hitachi has also brought two ancillary claims with the Tokyo Customs Office to bar the importation of certain of our products into Japan. FEI Japan has successfully invalidated the two patents that were the subject of the first customs proceeding, and Hitachi has withdrawn its request for customs seizure in that proceeding. The second customs proceeding is still on-going.
On July 14, 2011, we were notified by the Korea Trade Commission (“KTC”) that, in response to a request by Hitachi, it had initiated an investigation of two products we import and sell in Korea that allegedly infringe a Hitachi South Korean patent.
We believe that we have meritorious defenses to Hitachi's claims, and intend to vigorously defend our interests in these matters.
In management's opinion, the resolution of the Hitachi cases, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. We believe, based on the information available to us at this time and our current analysis of this information, that the potential losses associated with these litigation matters are likely to be in the range of zero to $10.0 million. These potential losses include fines and penalties and any settlement costs or judgments for the alleged potential past infringement. This range is only an estimate, however, and we cannot guarantee that our losses will not be greater than this range. Legal fees associated with this claim are expensed as incurred.

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
We have historically shipped approximately 70% of our products in the last month of each quarter. As any one shipment may be significant to meeting our quarterly sales projection (as our average selling price for a tool is approximately $1 million), any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.
Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the first twenty-six weeks of 2011 and in each of the last three years, more than 66% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, The Netherlands and sales offices in many other countries.
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
Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks (e.g., avian or swine influenza);

•	changes in the regulatory environment in countries where we do business could lead to delays in the importation of products into those countries;

•	the implementation and administration of the Control of Electronic Information Products (often referred to as China RoHS) regulations could lead to delays in the importation of products into China;

•	political and economic instability (e.g. Thai riots, Mexican crimewave, unrest in Egypt);

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	potential labor unrest.
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
The Life Sciences market segment is a smaller and still emerging market, and the tools we sell into that market often have average selling prices ranging from $0.5 million to over $5.0 million. Consequently, loss of demand among a relatively small group of potential customers can have a material impact on the overall demand for our products. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first two quarters of 2011 and for all of 2010 and 2009, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. See Note 14 of the Condensed Notes to Consolidated Financial Statements included in Part I, Item 1 of this quarterly report on Form 10-Q and "Qualitative and Quantitative Disclosures About Market Risk" included in our Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 18, 2011 for additional information.
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
If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. Our Electronics business, which ultimately depends on consumers who buy electronic devices, began to experience recovery in 2010, but the duration of the recovery is uncertain. To the extent that the recovery in this market segment slows or stalls, our overall margins may be negatively affected.
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
A portion of our manufacturing operations are going to be relocated between existing facilities which will involve significant costs and the risk of operational interruption.
We are currently executing a plan to shift manufacturing for certain products to other of our factories. Moving product manufacturing includes, among others, the following risks:

•	unanticipated additional costs connected to such moves;

•	delay or failure in being able to build the transferred product at the new sites;

•	unanticipated additional labor and materials costs related to such moves; and

•	logistical issues arising from the moves.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first twenty-six weeks of 2011 and each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
As described in more detail in the section entitled “Item 1. Legal Proceedings,” one of our competitors, Hitachi, has filed multiple actions against our subsidiary, FEI Japan, in Japanese courts and with Japanese customs and a complaint against us in Korea with the Korea Trade Commission. Based on information available to us, we believe that we have meritorious defenses against these actions and we intend to vigorously defend our interests in these matters. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could prohibit us from selling one or more products in Japan or Korea, and could include monetary damages. If we were to receive an unfavorable ruling, or if we are unable to negotiate a satisfactory settlement in this matter, our business and results of operations could be materially harmed.
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
The degree to which we are leveraged could have important consequences, including our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited. In addition our shareholders may be further diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes. Our ability to pay interest and principal on our debt securities, to satisfy our other debt obligations and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. We cannot guarantee that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
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
Political instability in key regions around the world, the U.S. government’s commitment to military related expenditures and current uncertainty around global sovereign debt put at risk federal discretionary spending, including spending on nanotechnology research programs and projects that are of particular importance to our business. Also, changes in U.S. Congressional appropriations practices could result in decreased funding for some of our customers. At the state and local levels, the need to compensate for reductions in federal matching funds, as well as financing of federal unfunded mandates, creates strong pressures to cut back on research expenditures as well. A potential reduction of federal funding may adversely affect our business. Moreover, due to the world-wide economic downturn, many state and national governments are seeing significant declines in tax revenue, while also seeing increased demand for services. This could reduce the money available to our potential customers from government funding sources that could be used to purchase our products and services.
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
The earthquake, tsunami and nuclear disaster in Japan did not materially impact our facilities or operations in Japan, but did cause us to incur additional costs and to defer approximately $4.0 million of product revenue from the first quarter of 2011 to the second quarter of 2011 due to damage at a customer site.
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

10.2	1995 Stock Incentive Plan, as amended (5)

10.3	Employee Share Purchase Plan, as amended (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.

(4)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2011.

(5)	Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	August 4, 2011	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)