Form 10-Q
period 2011-10-02
FEI CO
filed 2011-11-03
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
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
The number of shares of common stock outstanding as of October 31, 2011 was 37,570,867.

FEI COMPANY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	October 2, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$288,995	$277,617
Short-term investments in marketable securities	38,720	44,026
Short-term restricted cash	26,326	22,114
Receivables, net of allowances for doubtful accounts of $5,741 and $5,685	200,739	183,254
Inventories	191,646	155,964
Deferred tax assets	15,175	11,505
Other current assets	31,435	23,126
Total Current Assets	793,036	717,606
Non-current investments in marketable securities	40,217	38,662
Long-term restricted cash	41,486	41,377
Property, plant and equipment, net of accumulated depreciation of $106,034 and $95,720	79,524	80,681
Goodwill	44,802	44,800
Deferred tax assets	5,111	1,072
Non-current inventories	53,246	47,976
Other assets, net	14,571	12,248
Total Assets	$1,071,993	$984,422
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$55,920	$51,529
Accrued payroll liabilities	39,127	31,765
Accrued warranty reserves	11,294	8,648
Accrued agent commissions	10,846	10,796
Deferred revenue	74,983	81,445
Income taxes payable	26,145	3,715
Accrued restructuring, reorganization, relocation and severance	470	4,884
Other current liabilities	38,127	31,306
Total Current Liabilities	256,912	224,088
Convertible debt	89,012	89,012
Deferred tax liabilities	3,764	4,106
Other liabilities	41,780	34,042
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,570 and 38,280 shares issued and outstanding, no par value	485,746	509,145
Retained earnings	149,573	75,024
Accumulated other comprehensive income	45,206	49,005
Total Shareholders’ Equity	680,525	633,174
Total Liabilities and Shareholders’ Equity	$1,071,993	$984,422

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net sales:
Products	$159,689	$113,365	$483,492	$334,010
Products - related party	1,566	59	2,691	222
Service and components	43,938	39,499	126,873	113,649
Service and components - related party	142	82	380	271
Total net sales	205,335	153,005	613,436	448,152
Cost of sales:
Products	85,228	60,728	255,079	187,484
Service and components	28,882	25,748	85,533	75,126
Total cost of sales	114,110	86,476	340,612	262,610
Gross profit	91,225	66,529	272,824	185,542
Operating expenses:
Research and development	19,212	15,942	56,771	48,690
Selling, general and administrative	37,051	32,435	111,607	99,614
Restructuring, reorganization, relocation and severance	47	536	1,115	10,505
Total operating expenses	56,310	48,913	169,493	158,809
Operating income	34,915	17,616	103,331	26,733
Other expense:
Interest income	737	440	1,918	2,164
Interest expense	(1,032)	(1,025)	(3,207)	(3,546)
Other, net	(306)	(472)	(427)	(1,211)
Total other expense, net	(601)	(1,057)	(1,716)	(2,593)
Income before income taxes	34,314	16,559	101,615	24,140
Income tax expense (benefit)	8,137	4,639	27,066	(8,064)
Net income	$26,177	$11,920	$74,549	$32,204
Basic net income per share	$0.68	$0.31	$1.93	$0.85
Diluted net income per share	$0.63	$0.30	$1.80	$0.82
Shares used in per share calculations:
Basic	38,421	38,186	38,628	38,041
Diluted	42,030	41,536	42,284	41,698

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income	$26,177	$11,920	$74,549	$32,204
Other comprehensive (loss) income, net of taxes:
Change in cumulative translation adjustment	(27,017)	24,985	(1,994)	(4,452)
Change in unrealized gain (loss) on available-for-sale securities	25	(15)	9	47
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(3,937)	3,438	2,065	384
Reclassification to net income of previously deferred (gains) losses related to hedge derivatives instruments	(1,051)	664	(3,879)	1,961
Comprehensive (loss) income	$(5,803)	$40,992	$70,750	$30,144

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010
Cash flows from operating activities:
Net income	$74,549	$32,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,037	12,876
Amortization	1,450	2,140
Stock-based compensation	7,783	8,020
Other	3	(55)
Income taxes payable (receivable), net	21,842	(19,563)
Deferred income taxes	(9,750)	3,872
(Increase) decrease in:
Receivables	(18,648)	(24,671)
Inventories	(38,371)	(25,234)
Other assets	(7,509)	364
Increase (decrease) in:
Accounts payable	3,247	9,721
Accrued payroll liabilities	5,815	2,738
Accrued warranty reserves	2,677	476
Deferred revenue	(7,663)	11,987
Accrued restructuring, reorganization, relocation and severance costs	(4,606)	5,146
Other liabilities	7,932	2,586
Net cash provided by operating activities	52,788	22,607
Cash flows from investing activities:
Increase in restricted cash	(4,330)	(6,581)
Acquisition of property, plant and equipment	(9,105)	(5,321)
Purchase of investments in marketable securities	(110,567)	(138,711)
Redemption of investments in marketable securities	114,025	219,385
Proceeds from the sale of auction rate securities	—	98,925
Other	(888)	(304)
Net cash (used in) provided by investing activities	(10,865)	167,393
Cash flows from financing activities:
Redemption of 2.875% convertible note	—	(10,893)
Withholding taxes paid on issuance of vested restricted stock units	(1,592)	(1,540)
Repayments on line of credit	—	(59,600)
Proceeds from exercise of stock options and employee stock purchases	20,162	5,262
Excess tax benefit for share based payment arrangements	1,066	—
Repurchases of common stock	(50,000)	—
Net cash used in financing activities	(30,364)	(66,771)
Effect of exchange rate changes	(181)	(6,415)
Increase in cash and cash equivalents	11,378	116,814
Cash and cash equivalents:
Beginning of period	277,617	124,199
End of period	$288,995	$241,013
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$8,384	$5,938
Cash paid for interest	2,191	2,364
Increase in fixed assets related to transfers from inventories	2,623	3,026
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and thirty-nine week periods ended October 2, 2011 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 2, 2011			October 3, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$26,177	38,421	$0.68	$11,920	38,186	$0.31
Dilutive effect of 2.875% convertible debt	451	3,033	(0.04)	567	3,033	(0.01)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	576	(0.01)	—	317	—
Diluted EPS	$26,628	42,030	$0.63	$12,487	41,536	$0.30

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 2, 2011			October 3, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$74,549	38,628	$1.93	$32,204	38,041	$0.85
Dilutive effect of 2.875% convertible debt	1,353	3,033	(0.11)	1,819	3,284	(0.03)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	623	(0.02)	—	373	—
Diluted EPS	$75,902	42,284	$1.80	$34,023	41,698	$0.82

The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Stock options	47	1,223	96	1,006
Restricted stock units	24	252	24	212

NOTE 3.	STOCK-BASED COMPENSATION
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
The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

October 2, 2011
Shares available for grant	2,916,988
Shares of common stock reserved for issuance	4,381,241

The following table sets forth certain information regarding all options outstanding and exercisable:

	October 2, 2011
	Options Outstanding	Options Exercisable
Number	786,994	319,266
Weighted average exercise price	$23.82	$21.68
Aggregate intrinsic value	$ 5.0 million	$ 2.7 million
Weighted average remaining contractual term	4.3 years	2.0 years

Restricted stock units ("RSUs") outstanding, including awards issued within and outside of the 1995 Plan, totaled 677,259 at October 2, 2011.

Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of sales	$349	$268	$1,028	$883
Research and development	404	351	1,302	1,100
Selling, general and administrative	1,423	1,852	5,453	6,037
Total stock-based compensation	$2,176	$2,471	$7,783	$8,020

As of October 2, 2011, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $16.3 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of October 2, 2011, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
Japanese Bank Borrowing Facility
We also have a ¥50.0 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of October 2, 2011.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

October 2, 2011
Guarantees and letters of credit outstanding	$68,334
Amount secured by restricted cash deposits:
Current	$26,326
Long-term	41,486
Total secured by restricted cash	$67,812

NOTE 5.	INVENTORIES
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

Inventories consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Raw materials and assembled parts	$78,772	$57,043
Service inventories, estimated current requirements	12,888	11,581
Work-in-process	65,502	55,279
Finished goods	34,484	32,061
Total current inventories	$191,646	$155,964
Non-current inventories	$53,246	$47,976

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010
Balance, beginning of period	$44,800	$44,615
Goodwill adjustments	2	201
Balance, end of period	$44,802	$44,816

Other Intangible Assets
Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. Patents, trademarks and other are amortized under the straight-line method over their useful lives of 2 to 15 years. Note issuance costs are amortized over the life of the related debt, which is 7 years.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	October 2, 2011	December 31, 2010
Patents, trademarks and other	$8,252	$7,758
Accumulated amortization	(4,548)	(3,995)
Net patents, trademarks and other	3,704	3,763
Note issuance costs	2,445	2,445
Accumulated amortization	(1,862)	(1,600)
Net note issuance costs	583	845
Total intangible assets included in other long-term assets	$4,287	$4,608
Amortization expense was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010
Purchased technology	$—	$291
Patents, trademarks and other	947	874
Note issuance costs	262	410
Total amortization expense	$1,209	$1,575

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Note Issuance Costs	Total
Remainder of 2011	$285	$87	$372
2012	1,150	350	1,500
2013	1,048	146	1,194
2014	692	—	692
2015	344	—	344
Thereafter	185	—	185
Total	$3,704	$583	$4,287

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010
Balance, beginning of period	$8,648	$7,477
Reductions for warranty costs incurred	(6,922)	(5,711)
Warranties issued	9,600	6,155
Translation and changes in estimates	(32)	32
Balance, end of period	$11,294	$7,953

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and thirty-nine week periods ended October 2, 2011 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	October 2, 2011	December 31, 2010
Deferred tax assets – current	$15,175	$11,505
Deferred tax assets – non-current	5,111	1,072
Other current liabilities	(46)	(64)
Deferred tax liabilities – non-current	(3,764)	(4,106)
Net deferred tax assets	$16,476	$8,407
Valuation allowance	$1,863	$2,123
Unrecognized Tax Benefits
During the thirteen and thirty-nine week periods ended October 2, 2011, unrecognized tax benefits increased $8.5 million and $9.2 million, respectively. The increases were primarily due to uncertainty surrounding various tax credits generated in the current period. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or lapses of statutes of limitations during the periods. We recognize interest and penalties related to unrecognized tax benefits in tax expense.

Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

	October 2, 2011	December 31, 2010
Deferred tax assets – non-current	$4,743	$—
Other current liabilities	507	639
Other liabilities	11,056	6,517
Unrecognized tax benefits	$16,306	$7,156

For our major tax jurisdictions, the following years were open for assessment by the tax authorities as of October 2, 2011:

Jurisdiction	Open Tax Years
U.S.	2008 and forward
The Netherlands	2006 and forward
Czech Republic	2008 and forward

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and thirty-nine week periods ended October 2, 2011 were as follows:

•	a director of Applied Materials, Inc. is a member of our Board of Directors;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of our named executive officers serves on the Board of Directors of Schneeberger, Inc.; and

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Sales to Related Parties	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Product sales:
Applied Materials, Inc.	$1,566	$59	$2,691	$222
Total product sales to related parties	1,566	59	2,691	222
Service sales:
Applied Materials, Inc.	134	75	354	249
Cascade Microtech, Inc.	8	7	26	22
Total service sales to related parties	142	82	380	271
Total sales to related parties	$1,708	$141	$3,071	$493

Purchases from Related Parties
Schneeberger, Inc.	$979	$951	$2,229	$2,540
TMC BV	4	—	32	77
Cascade Microtech, Inc.	—	—	1	—
Total purchases from related parties	$983	$951	$2,262	$2,617

Amounts due from (to) related parties were as follows (in thousands):

October 2, 2011
Applied Materials, Inc.	$37
Cascade Microtech, Inc.	8
Schneeberger, Inc.	(243)
TMC BV	(63)
Due to related parties, net	$(261)

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Legal Matters
In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) in the District Court in Tokyo alleging infringement of five patents. Hitachi's complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan. Three of the patents in the permanent injunction case expired in June 2010, September 2010 and August 2011, respectively, and, as a consequence, Hitachi dropped those patents from the permanent injunction case. FEI Japan has filed actions with the Japanese Patent Office to invalidate three of the five patents from that case. The Japanese Patent Office upheld one of the patents and FEI Japan has filed an appeal of such decision with the Intellectual Property High Court ("IP High Court"). The other two invalidation proceedings are still on-going.
Hitachi filed three new complaints in the District Court of Tokyo for past damages on the three expired patents from the permanent injunction case in the amounts of ¥2.4 billion, ¥1.2 billion and ¥2.8 billion in July 2010, September 2010 and August 2011, respectively (this includes damages claimed but not yet asserted in the litigation). Hitachi has also filed a complaint seeking a preliminary injunction relating to one of the five patents that were the subject of the permanent injunction case. Although the District Court ruled in favor of the preliminary injunction in June 2011, such ruling did not have a material effect on our business because FEI Japan was able to resume sales of the enjoined products in September 2011 when Hitachi withdrew the preliminary injunction due to the expiration of the patent upon which the injunction was based.
Hitachi has also brought three ancillary claims with the Tokyo Customs Office to bar the importation of certain of our products into Japan. FEI Japan has successfully invalidated the two patents that were the subject of the first customs proceeding, and Hitachi has withdrawn its request for customs seizure in that proceeding. Hitachi has appealed these decisions to the IP High Court and such appeals are currently pending. In the second customs proceeding, the Tokyo Customs Office accepted Hitachi's request for border seizure of certain configurations of three of our product lines, however, to date no products have been seized. The Tokyo Customs Office has stayed the third customs proceeding pending final determination in an action filed by FEI Japan with the Japanese Patent Office to invalidate the patent that is the subject of that proceeding.
In July 2011, we were notified by the Korea Trade Commission (“KTC”) that, in response to a request by Hitachi, the KTC had initiated an investigation of two products we import and sell in Korea that allegedly infringe a Hitachi South Korean patent. Such investigation is still on-going.
We believe that we have meritorious defenses to Hitachi's claims, and intend to vigorously defend our interests in these matters. In management's opinion, the resolution of the Hitachi cases, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. We believe, based on the information available to us at this time and our current analysis of this information, that the potential losses associated with these litigation matters are likely to be in the range of zero to $10.0 million. No amount within this range is more likely to occur than any other. These potential losses include fines and penalties and any settlement costs or judgments for the alleged potential past infringement. This range is only an estimate, however, and we cannot guarantee that our losses will not be greater than this range. Legal fees associated with this claim are expensed as incurred.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $65.7 million at October 2, 2011. These commitments expire at various times through the fourth quarter of 2013.

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
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Sales to External Customers:
Electronics	$56,589	$43,979	$204,927	$142,126
Research and Industry	74,450	51,172	200,245	135,119
Life Sciences	30,216	18,273	81,011	56,987
Service and Components	44,080	39,581	127,253	113,920
Total	$205,335	$153,005	$613,436	$448,152
Gross Profit:
Electronics	$30,730	$22,073	$107,613	$68,595
Research and Industry	30,451	22,179	85,977	54,729
Life Sciences	14,846	8,444	37,514	23,424
Service and Components	15,198	13,833	41,720	38,794
Total	$91,225	$66,529	$272,824	$185,542

	October 2, 2011	December 31, 2010
Goodwill:
Electronics	$18,123	$18,122
Research and Industry	17,998	17,998
Life Sciences	3,625	3,624
Service and Components	5,056	5,056
Total	$44,802	$44,800
Total Assets:
Electronics	$134,478	$174,512
Research and Industry	169,872	111,874
Life Sciences	63,951	40,604
Service and Components	160,862	143,080
Corporate and Eliminations	542,830	514,352
Total	$1,071,993	$984,422

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
None of our customers represented 10% or more of our total sales in the thirteen or thirty-nine week periods ended October 2, 2011 or October 3, 2010.

NOTE 12.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The move, which has been substantially completed, resulted in severance costs, costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. In addition to the product line move, the April 2010 restructuring plan involved organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. Costs incurred in connection with this plan during the thirteen and thirty-nine week periods ended October 2, 2011 related to the consolidation of the manufacturing of our small DualBeam product line in Brno.
Information for costs related to this plan is as follows (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Costs Incurred	October 2, 2011	October 2, 2011	Life of Plan
Severance (reversals) costs related to work force reduction and reorganization	$(96)	$184	$6,617
Product line transfer, training of Brno employees and facility build-out in Brno	175	963	1,835
Total costs incurred	$79	$1,147	$8,452
Presently, all of the costs incurred are expected to result in cash expenditures. We do not expect to incur significant additional costs associated with this plan.
The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring, reorganization, relocation and severance accruals (in thousands):

Thirty-Nine Weeks Ended October 2, 2011	Product line transfer and training of Brno employees	Severance, outplacement and related benefits for terminated employees	IT system upgrades	Abandoned leases, leasehold improvements and facilities	Total
Beginning accrued liability	$—	$4,832	$20	$32	$4,884
Charged to expense, net	963	184	—	—	1,147
Expenditures	(963)	(4,743)	—	—	(5,706)
Write-offs and adjustments	—	177	—	(32)	145
Ending accrued liability	$—	$450	$20	$—	$470

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

October 2, 2011	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
Agency bonds	$—	$62,528	$—	$62,528
Commercial paper	—	9,997	—	9,997
Certificates of deposit	—	3,727	—	3,727
Trading securities:
Equity securities – mutual funds	2,685	—	—	2,685
Derivative contracts, net	—	(6,512)	—	(6,512)
Total	$2,685	$69,740	$—	$72,425

December 31, 2010	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. Government-backed securities	$68,497	$—	$—	$68,497
Agency bonds	—	5,000	—	5,000
Certificates of deposit	—	6,322	—	6,322
Trading securities:
Equity securities – mutual funds	2,869	—	—	2,869
Derivative contracts, net	—	94	—	94
Total	$71,366	$11,416	$—	$82,782
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
There were no changes to our valuation techniques during the thirty-nine week period ended October 2, 2011.
We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.
Our fixed rate convertible debt outstanding was as follows (in thousands):

October 2, 2011
Fixed rate convertible debt on balance sheet	$89,012
Fair value of fixed rate convertible debt	106,854
The fair value of our fixed rate convertible debt is based on open market trades.

NOTE 14.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	October 2, 2011	December 31, 2010
Cash flow hedges	$189,000	$133,000
Balance sheet hedges	148,840	106,882
Total outstanding derivative contracts	$337,840	$239,882

The outstanding contracts at October 2, 2011 have varying maturities through the third quarter of 2013. We do not enter into derivative financial instruments for speculative purposes.

We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at October 2, 2011. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Foreign currency loss, inclusive of the impact of derivatives	$(305)	$(553)	$(873)	$(961)

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
Summary
The fair value carrying amount of our derivative instruments was included in our balance sheet as follows (in thousands):

	Fair Value of Derivatives at		Fair Value of Derivatives at
	October 2, 2011		December 31, 2010
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in asset position	$—	$—	$3,763	$—
Foreign exchange contracts in liability position	—	2,874	—	2,010

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts in asset position	$1,248	$—	$333	$—
Foreign exchange contracts in liability position	—	4,886	—	1,992

The effect of derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Amount of gain/(loss):
Recognized in OCI (effective portion)	$(2,856)	$1,797	$7,325	$(1,949)
Reclassified from accumulated OCI into cost of sales (effective portion)	1,101	(691)	3,766	(1,848)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(50)	28	113	(112)

Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(5,095)	$3,780	$(306)	$(1,212)

The unrealized gains at October 2, 2011 are expected to be reclassified to net income during the next 18 months as a result of the underlying hedged transactions also being recorded in net income.

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

ASU 2011-08
In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment", which allows an entity to perform a qualitative assessment of the fair value of the reporting unit before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit's fair value is greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. We plan to adopt this standard for our annual impairment test in the fourth quarter of 2011. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

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

Overview - Orders and Backlog
Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At October 2, 2011, our total backlog was $440.1 million, compared to $471.9 million at December 31, 2010. At October 2, 2011, our backlog consisted of $348.2 million related to products and $91.9 million related to Service and Components compared to product backlog of $390.6 million and Service and Components backlog of $81.3 million at December 31, 2010.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During the first thirty-nine weeks of 2011 and all of 2010, we experienced cancellations or de-bookings of $0.4 million and $2.7 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2011
Our backlog of unfilled orders remains consistent with prior periods and our rate of incoming orders for the first three quarters of 2011 has been above the comparable period in 2010. As a result, we expect revenue levels in the fourth quarter of 2011 to be at or above the quarterly average of $204.5 million recorded in the first three quarters of the year, assuming relatively similar exchange rates. We expect revenue growth in the fourth quarter which should yield annual growth of approximately 30% for 2011 over 2010.
Gross margin was 44.5% in the first three quarters of 2011, an increase over 2009 and 2010 gross margins. Given relatively consistent exchange rates, we expect gross margin to be at approximately the same level in the fourth quarter of the year.
Research and development expenses are expected to increase in the quarter as we invest in new product development. Other operating expenses are also expected to rise compared with the third quarter.
As a result of these factors, we forecast full year earnings for 2011 to be above 2010 levels, and fourth quarter earnings to be approximately equal to third quarter earnings.

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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first thirty-nine weeks of 2011, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.

Results of Operations
The following table sets forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	October 2, 2011		October 3, 2010
Net sales	$205,335	100.0%	$153,005	100.0%
Cost of sales	114,110	55.6	86,476	56.5
Gross profit	91,225	44.4	66,529	43.5
Research and development	19,212	9.4	15,942	10.4
Selling, general and administrative	37,051	18.0	32,435	21.2
Restructuring, reorganization, relocation and severance	47	—	536	0.4
Operating income	34,915	17.0	17,616	11.5
Other (expense) income, net	(601)	(0.3)	(1,057)	(0.7)
Income before income taxes	34,314	16.7	16,559	10.8
Income tax (benefit) expense	8,137	4.0	4,639	3.0
Net income	$26,177	12.7%	$11,920	7.8%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011		October 3, 2010
Net sales	$613,436	100.0%	$448,152	100.0%
Cost of sales	340,612	55.5	262,610	58.6
Gross profit	272,824	44.5	185,542	41.4
Research and development	56,771	9.3	48,690	10.9
Selling, general and administrative	111,607	18.2	99,614	22.2
Restructuring, reorganization, relocation and severance	1,115	0.2	10,505	2.3
Operating income	103,331	16.8	26,733	6.0
Other (expense) income, net	(1,716)	(0.3)	(2,593)	(0.6)
Income before income taxes	101,615	16.6	24,140	5.4
Income tax (benefit) expense	27,066	4.4	(8,064)	(1.8)
Net income	$74,549	12.2%	$32,204	7.2%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales increased $52.3 million, or 34.2%, to $205.3 million in the thirteen week period ended October 2, 2011 (the third quarter of 2011) compared to $153.0 million in the thirteen week period ended October 3, 2010 (the third quarter of 2010). Net sales increased $165.2 million, or 36.9%, to $613.4 million in the thirty-nine week period ended October 2, 2011 compared to $448.2 million in the thirty-nine week period ended October 3, 2010. The factors affecting net sales are discussed in more detail in "Net Sales by Segment" below.
Currency fluctuations increased net sales by $9.6 million and $22.1 million, respectively, during the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 as over 68% of our net sales in both periods were denominated in foreign currencies that fluctuated against the U.S. dollar. Weakening of the U.S. dollar against these foreign currencies generally has the effect of increasing net sales and backlog.

Net Sales by Segment
The following tables set forth our net sales by market segment in absolute dollars and as a percentage of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	October 2, 2011		October 3, 2010
Electronics	$56,589	27.6%	$43,979	28.7%
Research and Industry	74,450	36.2	51,172	33.5
Life Sciences	30,216	14.7	18,273	11.9
Service and Components	44,080	21.5	39,581	25.9
Consolidated net sales	$205,335	100.0%	$153,005	100.0%

	Thirty-Nine Weeks Ended
	October 2, 2011		October 3, 2010
Electronics	$204,927	33.4%	$142,126	31.7%
Research and Industry	200,245	32.6	135,119	30.2
Life Sciences	81,011	13.2	56,987	12.7
Service and Components	127,253	20.8	113,920	25.4
Consolidated net sales	$613,436	100.0%	$448,152	100.0%

Electronics
The $12.6 million, or 28.7%, increase and the $62.8 million, or 44.2%, increase, respectively, in Electronics sales in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 were primarily due to continued strong spending in leading edge technologies for development and the continued overall strength of the semiconductor and related markets. The volume of small DualBeam and wafer dual beam units sold in the first thirteen and thirty-nine weeks of 2011 increased compared to the same periods of 2010 primarily due to strong semiconductor capital equipment spending. In general, we see our customers' demand shifting to TEM-specific tools, which have higher resolutions, as the requirements to image on an increasingly small scale continue. Currency fluctuations increased Electronics sales by $1.9 million and $4.8 million, respectively, during the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010.
Research and Industry
The $23.3 million, or 45.5%, increase and the $65.1 million, or 48.2%, increase, respectively, in Research and Industry sales in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 were primarily due to strong sales of our high-end TEMs as a result of increased spending in research markets. In general, we see customer demand shifting to buying more TEM-specific tools, which have higher resolutions, as the requirements to image on an increasingly small scale continue. The increase also reflects continued investment in education infrastructure in emerging markets in Asia as well as increasing demand for our evolving line of natural resources product offerings. Currency fluctuations increased Research and Industry sales by $3.6 million and $8.0 million, respectively, during the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010.
Life Sciences
The $11.9 million, or 65.4%, increase and the $24.0 million, or 42.2%, increase, respectively, in Life Sciences sales in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 were primarily due to an increase in the number of high-end TEM units sold during the periods. Currency fluctuations increased Life Sciences sales by $2.1 million and $4.3 million, respectively, during the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010.
Service and Components
The $4.5 million, or 11.4%, increase and the $13.3 million, or 11.7%, increase, respectively, in Service and Components sales in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 were due primarily to a larger install base. Currency fluctuations increased Service and Components sales by $2.0 million and $5.0 million, respectively, during the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010.

Net Sales by Geographic Region
Over half of our net sales have been to customers outside of the U.S., and we expect that to continue. The following tables set forth our net sales by geographic location in absolute dollars and as a percentage of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	October 2, 2011		October 3, 2010
U.S. and Canada	$60,408	29.4%	$43,718	28.6%
Europe	74,529	36.3	54,074	35.3
Asia-Pacific Region and Rest of World	70,398	34.3	55,213	36.1
Consolidated net sales	$205,335	100.0%	$153,005	100.0%

	Thirty-Nine Weeks Ended
	October 2, 2011		October 3, 2010
U.S. and Canada	$198,213	32.3%	$135,997	30.4%
Europe	191,840	31.3	145,362	32.4
Asia-Pacific Region and Rest of World	223,383	36.4	166,793	37.2
Consolidated net sales	$613,436	100.0%	$448,152	100.0%

U.S. and Canada
The $16.7 million, or 38.2%, increase and the $62.2 million, or 45.7%, increase, respectively, in sales to the U.S. and Canada in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 were primarily due to an increase in small DualBeam sales driven by continued strong semiconductor capital equipment spending, as well as strong sales of our high-end TEMs as a result of increased spending in research markets.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $20.5 million, or 37.8%, increase and the $46.5 million, or 32.0%, increase, respectively, in sales to Europe in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 were primarily due to increased spending by research institutions. Currency fluctuations increased European sales by $5.6 million and $11.8 million, respectively, in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010.
Asia-Pacific Region and Rest of World
The $15.2 million, or 27.5%, increase and the $56.6 million, or 33.9%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 were primarily driven by the strengthening economy, additional investment in educational infrastructure and research institutes in emerging Asian economies, and an increase in semiconductor industry purchases. Currency fluctuations increased sales to this region by $4.0 million and $10.3 million, respectively, in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Electronics	54.3%	50.2%	52.5%	48.3%
Research and Industry	40.9	43.3	42.9	40.5
Life Sciences	49.1	46.2	46.3	41.1
Service and Components	34.5	34.9	32.8	34.1
Overall	44.4	43.5	44.5	41.4
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

Cost of sales increased $27.6 million, or 32.0%, to $114.1 million in the thirteen week period ended October 2, 2011 compared to $86.5 million in the thirteen week period ended October 3, 2010 and increased $78.0 million, or 29.7%, to $340.6 million in the thirty-nine week period ended October 2, 2011 compared to $262.6 million in the comparable period of 2010, primarily due to increased sales. The impact of currency fluctuations on cost of sales were increases of $3.1 million and $4.2 million, respectively, in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010.
The net effect on our gross margin from currency fluctuations during the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 was an increase of $6.5 million, or 1.1 percentage points, and an increase of $17.9 million, or 1.4 percentage points, respectively.
Electronics
The increases in Electronics gross margin in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 were due primarily to increased demand for our higher-margin small DualBeams, as well as lower gross margin sales in the prior year period as we worked through orders that were priced in late 2009 and early 2010 when we were under greater pricing pressure. We also realized product cost savings related to our consolidation of the manufacturing of our small DualBeam products at our Brno, Czech Republic facility. Currency fluctuations impacted Electronics gross margin in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 by a 1.8 percentage point increase and a 2.1 percentage point increase, respectively.
Research and Industry
The decrease in Research and Industry gross margin in the thirteen week period ended October 2, 2011 compared to the same period of 2010 was primarily due to lower margins on TEM units sold. The increase in Research and Industry gross margin in the thirty-nine week period ended October 2, 2011 compared to the same period of 2010 was primarily due to an increase in the number of small DualBeam and high-end TEM units sold, as well as growth in sales of our higher-margin natural resources products. We also realized product cost savings related to the consolidation of the manufacturing of our small DualBeam products at our Brno, Czech Republic facility. Currency fluctuations impacted Research and Industry gross margin in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 by a 1.5 percentage point increase and a 1.7 percentage point increase, respectively.
Life Sciences
The increases in Life Sciences gross margin in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 were primarily due to an increase in the number of high-end TEM units sold. Currency fluctuations impacted Life Sciences gross margin in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010 by a 0.9 percentage point increase and a 1.1 percentage point increase, respectively.
Service and Components
The Service and Components gross margin in the thirteen week period ended October 2, 2011 remained relatively consistent with the same period of 2010. The decrease in Service and Components gross margin in the thirty-nine week period ended October 2, 2011 was due to increased costs in Japan as the work flow for our service employees in Japan was interrupted by the earthquake, tsunami and nuclear power plant crisis which occurred during the first quarter of 2011. Currency fluctuations impacted Service and Components gross margin in the thirteen week period ended October 2, 2011 compared to the same period of 2010 by a 0.1 percentage point decrease and were insignificant in the thirty-nine week period ended October 2, 2011 compared to the same period of 2010.
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
R&D costs are reported net of subsidies and were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Gross spending	$20,511	$17,192	$60,722	$52,740
Less subsidies	(1,299)	(1,250)	(3,951)	(4,050)
Net expense	$19,212	$15,942	$56,771	$48,690

R&D costs increased $3.3 million to $19.2 million (9.4% of net sales) in the thirteen week period ended October 2, 2011 compared to $15.9 million (10.4% of net sales) in the thirteen week period ended October 3, 2010 and increased $8.1 million to $56.8 million (9.3% of net sales) in the thirty-nine week period ended October 2, 2011 compared to $48.7 million (10.9% of net sales) in the thirty-nine week period ended October 3, 2010 primarily due to increased headcount and employee incentive compensation. The impact of currency fluctuations on R&D costs were increases of $1.1 million and $2.7 million, respectively, in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the same periods of 2010.
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
SG&A costs increased $4.7 million to $37.1 million (18.0% of net sales) in the thirteen week period ended October 2, 2011 compared to $32.4 million (21.2% of net sales) in the thirteen week period ended October 3, 2010 primarily due to increased commissions driven by our increase in revenue, and increased employee incentive compensation.
SG&A costs increased $12.0 million to $111.6 million (18.2% of net sales) in the thirty-nine week period ended October 2, 2011 compared to $99.6 million (22.2% of net sales) in the thirty-nine week period ended October 3, 2010 primarily due to increased commissions driven by the increase in revenue, and increased employee incentive compensation, partially offset by a decrease in bad debt write-offs. In the first quarter of 2010, we recorded a $2.1 million charge to fully write off amounts receivable from one customer.
SG&A as a percentage of net sales decreased in the thirteen and thirty-nine week periods ended October 2, 2011 compared to the comparable periods of 2010 as a result of efficiencies gained as revenue increased at a faster rate than operating expenses. This was partially driven by the move of the small DualBeam product line to Brno, Czech Republic.
Restructuring, Reorganization, Relocation and Severance
On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The move, which has been substantially completed, resulted in severance costs, costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. In addition to the product line move, the April 2010 restructuring plan involved organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. Costs incurred in connection with this plan in the thirteen and thirty-nine week periods ended October 2, 2011 related to the consolidation of the manufacturing of our small DualBeam product line in Brno.
Information for costs related to this plan is as follows (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Costs Incurred	October 2, 2011	October 2, 2011	Life of Plan
Severance costs related to work force reduction and reorganization	$(96)	$184	$6,617
Product line transfer, training of Brno employees and facility build-out in Brno	175	963	1,835
Total costs incurred	$79	$1,147	$8,452

Presently, all of the costs incurred are expected to result in cash expenditures. We do not expect to incur significant additional costs associated with this plan.
The actions related to our April 2010 restructuring plan are expected to reduce manufacturing costs and operating expenses and increase cash flow by approximately $4.5 million per year.
For information regarding the related accrued liability, see Note 12 of the Condensed Notes to the Consolidated Financial Statements.
Other Expense, Net
Other expense, net items include interest income, interest expense, foreign currency gains and losses and other miscellaneous items.

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.7 million and $1.9 million, respectively, in the thirteen and thirty-nine week periods ended October 2, 2011 and $0.4 million and $2.2 million, respectively, in the comparable periods of 2010.
Interest expense was $1.0 million and $3.2 million, respectively, in thirteen and thirty-nine week periods ended October 2, 2011 and $1.0 million and $3.5 million, respectively, in the comparable periods of 2010. Interest expense for both the 2011 and 2010 periods included interest expense related to our 2.875% convertible notes, however, interest expense for the thirty-nine week period ended October 3, 2010 included a $0.1 million expense related to the write-off of note issuance costs in connection with the early redemption of a portion of our 2.875% convertible notes. The amortization of the remaining capitalized note issuance costs related to the 2.875% convertible note issuances is also included as a component of interest expense.
Other, net was a net expense of $0.3 million and $0.4 million in the thirteen and thirty-nine week periods ended October 2, 2011, respectively, and was a net expense of $0.5 million and $1.2 million, respectively, in the comparable periods of 2010. Other, net related to foreign currency gains and losses on transactions, cash flow hedge ineffectiveness and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. We also recognized a $0.1 million gain in the thirty-nine week period ended October 3, 2010 on the early redemption of our 2.875% convertible notes.

Income Tax Expense
Our effective income tax rate of 26.6% for the thirty-nine week period ended October 2, 2011 reflected taxes accrued in the U.S. and foreign jurisdictions. These amounts were partially offset by approximately $2.8 million of benefit related to additional tax credits generated in prior years.

Our income tax benefit of approximately $8.1 million for the thirty-nine week period ended October 3, 2010 primarily resulted from benefits related to the release of the valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits, offset by taxes accrued in both the U.S. and foreign tax jurisdictions.

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

As of October 2, 2011, unrecognized tax benefits totaled $16.3 million and related primarily to uncertainty surrounding transfer pricing, tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $16.5 million and $8.4 million, respectively, at October 2, 2011 and December 31, 2010. Valuation allowances on deferred tax assets totaled $1.9 million and $2.1 million as of October 2, 2011 and December 31, 2010, respectively. We continue to record a valuation allowance against a portion of U.S. deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of October 2, 2011 consisted of $354.0 million of cash, cash equivalents, short-term restricted cash and short-term investments, $40.2 million in non-current investments, $41.5 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2016.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from October 2, 2011.

In the thirty-nine week period ended October 2, 2011, cash and cash equivalents and short-term restricted cash increased $15.6 million to $315.3 million as of October 2, 2011 from $299.7 million as of December 31, 2010 primarily as a result of $52.8 million provided by operations, $20.2 million of proceeds from the exercise of employee stock options and $3.5 million used for the net redemption of marketable securities. These factors were partially offset by repurchases of common stock of $50.0 million, a $0.2 million unfavorable effect of exchange rate changes and $9.1 million used for the purchase of property, plant and equipment.
In the thirty-nine week period ended October 3, 2010, cash and cash equivalents and short-term restricted cash increased $115.9 million to $257.2 million as of October 3, 2010 from $141.3 million as of December 31, 2009 primarily as a result of $22.6 million provided by operations, $98.9 million from the redemption of auction rate securities, $5.3 million of proceeds from the exercise of employee stock options and the net redemption of $80.7 million of marketable securities. These factors were partially offset by $5.3 million used for the purchase of property, plant and equipment, $59.6 million of repayments on our UBS line of credit, $10.9 million used for the early redemption of $11.0 million par value of our 2.875% convertible subordinated notes and a $6.4 million unfavorable effect of exchange rate changes.
Accounts receivable increased $17.4 million to $200.7 million as of October 2, 2011 from $183.3 million as of December 31, 2010. This increase was primarily driven by a corresponding increase in sales and was partially impacted by the timing of customer payments. The October 2, 2011 balance included a $0.3 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 89 days at October 2, 2011 and 90 days at December 31, 2010.
Inventories increased $35.6 million to $191.6 million as of October 2, 2011 compared to $156.0 million as of December 31, 2010, to support our planned ramp up of shipments in 2011. The October 2, 2011 balance included a $0.1 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.3 times for the quarter ended October 2, 2011 and 2.4 times for the quarter ended October 3, 2010.
Deferred tax assets, current and long term, net of deferred tax liabilities increased $8.1 million to $16.5 million as of October 2, 2011 compared to $8.4 million as of December 31, 2010 primarily due to an increase in deferred tax assets for tax credits.
Other current assets increased $8.3 million to $31.4 million as of October 2, 2011 compared to $23.1 million as of December 31, 2010, primarily due to an increase in our current income taxes receivable.
Expenditures for property, plant and equipment of $9.1 million and transfers to fixed assets from inventories of $2.6 million in the thirty-nine week period ended October 2, 2011 primarily consisted of expenditures for demonstration systems and computer hardware and software. We expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2011 to be approximately $20 million, primarily for the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our enterprise resource planning (“ERP”) system.
Accrued payroll liabilities increased $7.3 million to $39.1 million as of October 2, 2011 compared to $31.8 million as of December 31, 2010, primarily due to accruals of employee incentive compensation.
Income taxes payable increased $22.4 million to $26.1 million as of October 2, 2011 compared to $3.7 million as of December 31, 2010 primarily due to accruals for U.S. and foreign taxes on current period income. Our receivable for income taxes of $7.2 million at October 2, 2011 is included as a component of other current assets.
Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of October 2, 2011.
We also have a ¥50.0 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of October 2, 2011.
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

The following table sets forth information related to guarantees and letters of credit (in thousands):

October 2, 2011
Guarantees and letters of credit outstanding	$68,334
Amount secured by restricted cash deposits:
Current	$26,326
Long-term	41,486
Total secured by restricted cash	$67,812

Share Repurchase Plan
A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010 and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. Repurchases are made in the open market.
As of December 31, 2010, there were 3,794,700 shares remaining under the September 2010 repurchase authorization. During the first thirty-nine weeks of 2011 we repurchased 1,654,400 shares for a total of $50.0 million, or an average of $30.19 per share. As of October 2, 2011, 2,140,300 shares remained available for purchase pursuant to this plan.
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
In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) in the District Court in Tokyo alleging infringement of five patents. Hitachi's complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan. Three of the patents in the infringement case expired in June 2010, September 2010 and August 2011, respectively, and, as a consequence, Hitachi dropped those patents from the permanent injunction case. FEI Japan has filed actions with the Japanese Patent Office to invalidate three of the five patents from that case. The Japanese Patent Office upheld one of the patents and FEI Japan has filed an appeal of such decision with the Intellectual Property High Court ("IP High Court"). The other two invalidation proceedings are still on-going.
Hitachi filed three new complaints in the District Court of Tokyo for past damages on the three expired patents from the permanent injunction case in the amounts of ¥2.4 billion, ¥1.2 billion and ¥2.8 billion in July 2010, September 2010 and August 2011, respectively (this includes damages claimed but not yet asserted in the litigation). Hitachi has also filed a complaint seeking a preliminary injunction relating to one of the five patents that were the subject of the permanent injunction case. Although the District Court ruled in favor of the preliminary injunction in June 2011, such ruling did not have a material effect on our business because FEI Japan was able to resume sales of the enjoined products in September 2011 when Hitachi withdrew the preliminary injunction due to the expiration of the patent upon which the injunction was based.
Hitachi has also brought three ancillary claims with the Tokyo Customs Office to bar the importation of certain of our products into Japan. FEI Japan has successfully invalidated the two patents that were the subject of the first customs proceeding, and Hitachi has withdrawn its request for customs seizure in that proceeding. Hitachi has appealed these decisions to the IP High Court and such appeals are currently pending. In the second customs proceeding, the Tokyo Customs Office accepted Hitachi's request for border seizure of certain configurations of three of our product lines, however to date no products have been seized. The Tokyo Customs Office has stayed the third customs proceeding pending final determination in an action filed by FEI Japan with the Japanese Patent Office to invalidate the patent that is the subject of that proceeding.
In July 2011, we were notified by the Korea Trade Commission (“KTC”) that, in response to a request by Hitachi, the KTC had initiated an investigation of two products we import and sell in Korea that allegedly infringe a Hitachi South Korean patent. Such investigation is still on-going.
We believe that we have meritorious defenses to Hitachi's claims, and intend to vigorously defend our interests in these matters. In management's opinion, the resolution of the Hitachi cases, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. We believe, based on the information available to us at this time and our current analysis of this information, that the potential losses associated with these litigation matters are likely to be in the range of zero to $10.0 million. No amount within this range is more likely to occur than any other. These potential losses include fines and penalties and any settlement costs or judgments for the alleged potential past infringement. This range is only an estimate, however, and we cannot guarantee that our losses will not be greater than this range. Legal fees associated with this claim are expensed as incurred.

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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the first thirty-nine weeks of 2011 and in each of the last three years, more than 66% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic and Eindhoven, The Netherlands and sales offices in many other countries.
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
A significant portion of our Life Sciences and Research and Industry revenue is dependent on government investments in research and development of new technology. To the extent that governments, especially in Europe or the U.S., reduce their spending in response to budget deficits and debt limitations, demand for our products could be affected. To date, we have not seen an impact from such actions, although the U.S. Government is currently planning on cutting some funding for research. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time. In addition, institutional endowments and philanthropy, which are a source of funding of some customer purchases, are threatened by the recent volatility in capital markets worldwide.
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
Recently, demand for our product has accelerated an as orders increase, we may not be able to ramp our manufacturing capacity and supply chain fast enough to keep pace with order intake for every product line offered. As a consequence, our ability to realize revenue on orders may be delayed or, in some cases, reduced and we may suffer cancellations. In addition, the quality of the products we ship may suffer, damaging our reputation and future sales.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first three quarters of 2011 and for all of 2010 and 2009, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
As part of our efforts to streamline operations and cut costs, we have been outsourcing aspects of our manufacturing processes and other functions and we evaluate additional outsourcing at times. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, and replacement manufacturers may be unavailable, which may preclude us from fulfilling our customer orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Moreover, delays could cause us to suffer penalties with our customers, which could also impact our profitability.
We have recently notified our largest contract manufacturer, accounting for approximately 10% of our revenue, that we plan to terminate the arrangement and to take over the manufacturing process which we did ourselves as late as 2008. We are not expecting any significant issues to arise with the transfer back but as with any process transfer, some unforeseen costs or issues could arise. We expect to complete the transition in 2012.

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
Our service business addresses a large and diverse install base of over 8,000 tools involving diverse products of varying ages, configurations, use cases, condition, and customer requirements that are dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our service requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and service business. Moreover, if we suffer an unauthorized intrusion into the virtual private network providing for remote diagnostics, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first thirty-nine weeks of 2011 and each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
We have historically engaged in various corporate wide restructuring and infrastructure improvement programs in order to increase operational efficiency, reduce costs and balance the effects of currency fluctuations on our financial results. These actions have previously included reductions of work-force as well as the costs to migrate portions of our supply chain to dollar-linked contracts.
Restructuring has the potential to adversely affect our business, financial condition and results of operations in other respects as well. This includes potential disruption of manufacturing operations, our supply chain and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Loss of sales, service and engineering talent, in particular, could damage our business. Restructuring requires substantial management time and attention and has the potential to divert management from other important work. Moreover, we could encounter delays in executing our plans, which could cause further disruption and additional unanticipated expense. Some of our employees work in areas, such as Europe and Asia, where workforce reductions are highly regulated, and this could slow the implementation of planned workforce reductions. Restructuring plans may also fail to achieve the stated aims for reasons similar to those described in the prior paragraph.
During the course of executing a restructuring, we could incur material non-cash charges such as write-downs of inventories or other tangible assets. We test our goodwill and other intangible assets for impairment annually or when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material impact on our results of operations.
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
The severe flooding in Thailand may have an indirect impact on our business and results of operations. We are not aware of any disruptions in our supply chain at this time and do not currently expect any impact as a result of the flooding to be significant.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010 and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. Repurchases are made in the open market.

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
July 4 - 31, 2011	—	—	—	3,794,700
August 1 - 28, 2011	1,370,100	30.04	1,370,100	2,424,600
August 29 - October 2, 2011	284,300	30.94	284,300	2,140,300
Total third quarter	1,654,400	30.19	1,654,400	2,140,300

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on February 18, 2009.(3)

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

FEI COMPANY

Dated:	November 4, 2011	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)