Form 10-K
period 2011-12-31
FEI CO
filed 2012-02-17
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Registrant’s telephone number, including area code: 503-726-7500
Securities registered pursuant to Section 12(b) of the Act: Common Stock and associated Preferred Stock
Purchase Rights (currently attached to and trading only with the Common Stock)
Name of each exchange on which registered: NASDAQ Global Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($38.86) as reported by The NASDAQ Global Stock Market, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2011), was $1,518,272,557.
The number of shares outstanding of the registrant’s Common Stock as of February 13, 2012 was 37,877,286 shares.
_____________________________________________
Documents Incorporated by Reference
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

FEI COMPANY
2011 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Overview
We were founded in 1971 and our shares began trading on The NASDAQ Stock Market in 1995. We are a leading supplier of scientific instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment (formerly Research and Industry), the Life Sciences market segment and the Service and Components market segment.
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeam systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; and stand-alone FIBs.
Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor equipment manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).
We have research and development and manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; and Munich, Germany. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
The Electronics market segment consists of customers in the semiconductor equipment and related industries such as manufacturers of data storage equipment, solar panels and light-emitting diodes (“LEDs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 45 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures.
The Materials Science market segment includes universities, public and private research laboratories and customers in a wide range of industries, including natural resources (mining and oil and gas), petrochemicals, metals, automobiles, aerospace, and forensics. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are used in mining for automated mineralogy and we have opportunities in oil and gas exploration. Our products are also used in root cause failure analysis and quality control applications across a range of industries.
The Life Sciences market segment includes universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies and hospitals. Our products’ ultra-high resolution imaging allows structural and cellular biologists and drug researchers to create detailed 3D reconstructions of complex biological structures. Our products are also used in particle analysis and a range of pathology and quality control applications.
The Service and Components market segment provides support for products and customers for the entire life cycle of a tool from installation through the warranty period, and after warranty period through contract coverage or on a time and materials basis. We believe strong technical support is an important part of the value proposition that we offer customers when a tool is sold. Our Service and Components market segment provides support across all markets and all regions.
Core Technologies
We use several core technologies to deliver a range of value-added customer solutions. Our core technologies include:

•	focused ion beams, which allow modification of structures in sub-micron geometries;

•	focused electron beams, which allow imaging, analysis and measurement of structures at sub-micron and even atomic levels;

•	beam gas chemistries, which increase the effectiveness of ion and electron beams and allow etching and deposition of materials on structures at sub-micron levels;

•	domain software, system automation and sample management tools, which provide faster access to data and improved ease of use for operators of our systems; and

•	high-end digital light microscopy for the Life Science market.

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

System automation and sample management. Drawing on our knowledge of application needs, and using robotics and image recognition and reconstruction software, we have developed automation capabilities that allow us to increase system performance, speed and precision. These capabilities have been especially important to our development efforts for in-line products and applications in the Electronics market segment and are expected to be increasingly important in emerging production and process control applications in the Materials Science and Life Sciences market segments. Two important areas where we have developed significant automation technologies are TEM sample preparation and 3D process control. TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic-level, structures. TEM sample preparation has traditionally been a slow and difficult manual process. With our DualBeam systems and proprietary software, we have automated this process, significantly improving the sample consistency and overall throughput. Similarly, by automating 3D process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management.
Research and Development
We have research and development operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Munich, Germany; and Brisbane, Australia.
Our research and development staff at December 31, 2011 consisted of 398 employees, including scientists, engineers, designer draftsmen, technicians and software developers.
In the last year, we introduced several new and improved products, including:

•	the Vion plasma focused ion beam ("PFIB") system that is much faster than existing FIB technologies;

•	the Versa 3D DualBeam system which provides high-resolution 3D imaging and analysis on a wide range of sample types;

•	the Titan G2 80-200 with ChemiSTEM Technology, a new member of the Titan G2 series of scanning/transmission electron microscopes; and

•	the QEMSCAN WellSite analysis solution that enhances the quality of mudlogging services for the oil and gas industry.
Additionally, we announced a partnership with the Knight Cancer Institute at Oregon Health and Science University ("OHSU") to create the OHSU/FEI Living Lab for Cell Biology that will provide researchers with several state-of-the-art electron microscopes to advance the understanding and treatment of complex diseases such as cancer and AIDS.
We also completed the acquisition of TILL Photonics of Munich, Germany in 2011, giving the Company a high-end digital light microscope for Life Science application. On January 9, 2012, we completed the acquisition of ASPEX Corporation of Delmont, Pennsylvania, which gives us a durable SEM for industrial applications.

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
The markets into which we sell our principal products are subject to rapid technological development, product innovation and competitive pressures. Consequently, we have expended substantial amounts of money on research and development. We generally intend to continue investing in research and development and believe that continued investment will be important to our ability to address the needs of our customers and to develop additional product offerings. Research and development efforts continue to be directed toward development of next generation product platforms, new applications, new ion and electron columns, beam chemistries and system automation. We believe these areas hold promise of yielding significant new products and existing product enhancements. Research and development efforts are subject to change due to product evolution and changing market needs. Often, these changes cannot be predicted.
Net research and development expense was $78.3 million in 2011, $66.3 million in 2010 and $67.7 million in 2009.
Manufacturing
We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; and Munich, Germany. Our manufacturing staff at December 31, 2011 consisted of 570 employees. Our system manufacturing operations consist largely of final assembly and the testing of finished products. Product performance is documented and validated with factory acceptance and selective customer witness acceptance tests before these products are shipped. We also fabricate electron and ion source materials and manufacture component products at our facilities in Oregon and the Czech Republic.
Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, AP Tech, Frencken Mechatronics B.V., Keller Technology and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.
Sales, Marketing and Service
Sales, marketing and service operations are conducted in the U.S. and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.

Our sales and marketing staff at December 31, 2011 consisted of 326 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products. Our sales force and marketing efforts are organized through four geographic sales and services divisions: North America, Europe, the Asia-Pacific region and Japan. Our service staff at December 31, 2011 consisted of 577 employees.
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
Competition
The markets for our products are highly competitive. Some of our competitors and potential competitors have greater financial, marketing and production resources than we do. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other. Additionally, markets for our products are subject to constant change, due in part to evolving customer needs. As we respond to this change, the elements of competition as well as the specific competitors may change. Moreover, one or more of our competitors might achieve a technological advance that could put us at a competitive disadvantage.
Our significant competitors include, among others: JEOL Ltd., Carl Zeiss SMT A.G., Hitachi High Technologies Corporation and Tescan, a.s. We believe the key competitive factors are performance, range of features, reliability and price. We believe that we are competitive with respect to each of these factors. Our ability to remain competitive depends in part upon our success in developing new and enhanced systems and introducing these systems at competitive prices on a timely basis.
Our service business faces little significant third-party competition. Because of the highly specialized nature of our products and technology, and because of the critical mass necessary to support a worldwide field service capability, few competitors have emerged to provide service to our installed base of systems. Some of our older, less sophisticated equipment, particularly in the Materials Science market segment, is serviced by independent field service engineers who compete directly with us. We believe we will continue to provide most of the field service for our products.
Patents and Intellectual Property
We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, approximately 206 patents in the U.S. and approximately 371 patents outside of the U.S., many of which correspond to the U.S. patents. Further, we license additional patents from third parties. Our patents expire over a period of time from 2012 to 2030.
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
Employees
At December 31, 2011, we had 2,006 full-time equivalent, permanent employees and 68 temporary employees worldwide. Some of the 1,465 employees who are employed outside of the U.S. are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.
Backlog
Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At December 31, 2011, our total backlog was $430.7 million, compared to $471.9 million at December 31, 2010. At December 31, 2011, our backlog consisted of $343.3 million of products and $87.4 million related to Service and Components compared to product backlog of $390.6 million and Service and Components backlog of $81.3 million at December 31, 2010.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During 2011 and 2010, we experienced cancellations or de-bookings of $3.5 million and $2.7 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Geographic Revenue and Assets
The following table summarizes sales by geographic region (in thousands):

	Year Ended December 31, 2011
	U.S. and Canada	Europe	Asia-Pacific Region and Rest of World	Total
Product sales	$179,126	$206,994	$268,479	$654,599
Service and Component sales	78,118	54,319	39,390	171,827
Total sales	$257,244	$261,313	$307,869	$826,426
Our long-lived assets were geographically located as follows (in thousands):

December 31, 2011
United States	$49,284
The Netherlands	21,674
Other	23,825
Total	$94,783
See also Note 21 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional geographic and segment information.

Seasonality
Our history shows that our revenues and bookings normally peak in the fourth quarter as our customers spend funds remaining in their fiscal budgets. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor and data storage industries.
Where You Can Find More Information
Our principal executive offices are located at 5350 NE Dawson Creek Drive, Hillsboro, Oregon 97124. Our website is at http://www.fei.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov where you can obtain most of our SEC filings. You can also obtain copies of these materials free of charge by contacting our investor relations department at 503-726-7500.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in our other public filings and public disclosures. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.
We operate in highly competitive industries, and we cannot be certain that we will be able to compete successfully in such industries.
The industries in which we operate are intensely competitive. Established companies, both domestic and foreign, compete with us in each of our product lines. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we do and may price their products very aggressively. In addition, these competitors may be willing to operate at a less profitable level than at which we would expect to operate. Our significant competitors include, among others: JEOL Ltd., Carl Zeiss SMT A.G., Hitachi High Technologies Corporation and Tescan, a.s. In addition, some of our competitors have formed collaborative relationships and otherwise may cooperate with each other.
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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the year of 2011 and in each of the last three years, more than 66% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries.
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
Our business depends in large part on the capital expenditures of customers within our Electronics, Materials Science and Life Sciences market segments. See “Net Sales by Segment” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

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
The Materials Science market segment is also affected by overall economic conditions, but is not as cyclical as the Electronics market segment.
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
A significant portion of our Materials Science and Life Sciences revenue is dependent on government investments in research and development of new technology. To the extent that governments, especially in Europe or the U.S., reduce their spending in response to budget deficits and debt limitations, demand for our products could be affected. To date, we have not seen an impact from such actions, although the U.S. government has indicated that it plans to reduce funding for research. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time. In addition, institutional endowments and philanthropy, which are a source of funding of some customer purchases, are threatened by the recent volatility in capital markets worldwide.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On November 14, 2011, we acquired TILL Photonics of Munich, Germany to expand our Life Sciences business and on January 9, 2012 we acquired ASPEX Corporation of Delmont, Pennsylvania to expand our Materials Science and Natural Resources footprint. As part of this effort, we may make acquisitions of, or make significant debt and equity investments in, businesses with complementary products, services and/or technologies. Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets and the potential loss of key employees of the acquired companies. The inability to effectively manage any of these risks could seriously harm our business. Additionally, difficulties in integrating any potential acquisitions into our internal control structure could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.
To the extent we make investments in entities that we control, or have significant influence in, our financial results will reflect our proportionate share of the financial results of the entity.
We may suffer manufacturing capacity limitations on occasion.
Recently, demand for our product has accelerated an as orders increase, we may not be able to ramp our manufacturing capacity and supply chain fast enough to keep pace with order intake for every product line offered. We recently experienced challenges regarding manufacturing capacity for our TEM products driven by rapid growth. As a consequence, our ability to realize revenue on orders may be delayed or, in some cases, reduced and we may suffer cancellations. In addition, the quality of the products we ship may suffer, damaging our reputation and future sales.

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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the year of 2011 and for all of 2010 and 2009, approximately 30% to 40% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. See Note 23 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Part II, Item 7A., "Qualitative and Quantitative Disclosures About Market Risk" of this Annual Report on Form 10-K for additional information.
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
A portion of our manufacturing operations were relocated between existing facilities which involved significant costs and risks of operational interruption and product quality.
We executed a plan during 2010 and 2011 to shift manufacturing for certain products to other of our factories. Moving product manufacturing includes, among others, the following risks:

•	unanticipated additional costs connected to such moves;

•	delay or failure in being able to build the transferred product at the new sites;

•	unanticipated additional labor and materials costs related to such moves;

•	logistical issues arising from the moves; and

•	product quality falling short of the product standard when manufactured at the prior location.
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
During the fourth quarter of 2011, we signed a contract with our largest contract manufacturer, accounting for approximately 10% of our revenue, to terminate the arrangement and to take over the manufacturing process which we did ourselves as late as 2008. As with any process transfer, some unforeseen costs or issues could arise. We expect to complete the transition in the first quarter of 2012.

We rely on a limited number of suppliers to provide parts and components. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, AP Tech, Frencken Mechatronics B.V., Keller Technology and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, restrictions regulating the use of certain hazardous substances in electrical and electronic equipment in various jurisdictions may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.
Our service business depends on our ability to reliably supply replacement parts and consumables to our customers and failure to deliver high quality parts and consumables in a timely manner could cause our service business to suffer.
Our service business addresses a large and diverse install base of over 8,200 tools involving diverse products of varying ages, configurations, use cases, condition, and customer requirements that are dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our service requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and service business.
We rely on the security and integrity of our electronic data systems and our business could be damaged by a security breach or other compromise of these systems.
If we are unable to safeguard our electronic data, our intellectual property could be compromised which may harm our reputation and damage customer relationships. Moreover, if we suffer an unauthorized intrusion into our own systems or the virtual private network providing for remote tool diagnostics at customer sites, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business. Additionally, if our systems are inaccessible for a period of time, it may compromise our ability to perform business functions in a timely manner.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the year of 2011 and each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
As described in more detail in the section entitled “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K, one of our competitors, Hitachi, has filed multiple actions against our subsidiary, FEI Japan, in Japanese courts and with Japanese customs and a complaint against us in Korea with the Korea Trade Commission. Based on information available to us, we believe that we have meritorious defenses against these actions and we intend to vigorously defend our interests in these matters. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could prohibit us from selling one or more products in Japan or Korea, and could include monetary damages. If we were to receive an unfavorable ruling, or if we are unable to negotiate a satisfactory settlement in this matter, our business and results of operations could be materially harmed.
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
Some of our systems use hazardous gases and high voltage power supplies as well as emit x-rays, which, if not properly contained, could result in property damage, bodily injury and death.
A product safety failure, such as a hazardous gas, high voltage power supply, x-ray leak or extreme pressure release, could result in substantial liability and could also significantly damage customer relationships and our reputation and disrupt future sales. Moreover, remediation could require redesign of the tools involved, creating additional expense, increasing tool costs and damaging sales. In addition, the matter could involve significant litigation that would divert management time and resources and cause unanticipated legal expense. Further, if such a leak or release involved violation of health and safety laws, we may suffer substantial fines and penalties in addition to the other damage suffered.
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
We also maintain a major facility in Eindhoven, The Netherlands, consisting of 263,285 square feet of space. The lease for this space expires in 2018. Present lease payments are approximately $300,000 per month. This facility is used for research and development, manufacturing, sales, marketing and administrative functions.
We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of a total of 143,838 square feet of space, and is leased for approximately $150,000 per month. The lease has various expiration dates extending through 2018.
We operate support offices for sales, service and some research and development in leased facilities in the People’s Republic of China, Japan, Hong Kong, Singapore, The Netherlands, Australia, Germany and the U.S., as well as other smaller offices in the other countries where we have direct sales and service operations. In some of these locations, we lease space directly.
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
In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) in the District Court in Tokyo alleging infringement of five patents. Hitachi's complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan. Three of the patents in the infringement case expired in June 2010, September 2010 and August 2011, respectively, and, as a consequence, Hitachi dropped those patents from the permanent injunction case. FEI Japan has filed actions with the Japanese Patent Office to invalidate three of the five patents from that case. The Japanese Patent Office upheld one of the patents and FEI Japan has filed an appeal of such decision with the Intellectual Property High Court ("IP High Court"). The other two invalidation proceedings remain pending.
Hitachi filed three complaints in the District Court of Tokyo for past damages on the three expired patents from the permanent injunction case in the amounts of ¥2.5 billion, ¥1.3 billion and ¥2.8 billion in July 2010, September 2010 and August 2011, respectively (this includes damages claimed but not yet asserted in the litigation). Hitachi has also filed a complaint seeking a preliminary injunction relating to one of the five patents that were the subject of the permanent injunction case. Although the District Court ruled in favor of the preliminary injunction in June 2011, such ruling did not have a material effect on our business because FEI Japan was able to resume sales of the enjoined products in September 2011 when Hitachi withdrew the preliminary injunction due to the expiration of the patent upon which the injunction was based.
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
In July 2011, we were notified by the Korea Trade Commission (“KTC”) that, in response to a request by Hitachi, the KTC had initiated an investigation of two products we import and sell in Korea that allegedly infringe a Hitachi South Korean patent. Such investigation remains on-going.
We believe that we have meritorious defenses to Hitachi's claims, and intend to vigorously defend our interests in these matters. In management's opinion, the resolution of the Hitachi cases, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. We are currently in discussions with Hitachi to settle these matters. Based on the information available to us at this time and our current analysis of this information, we have recorded a contingent accrual of $5.3 million related to these matters. This charge is reflected in our financial results for 2011. By its nature, this reserve is based on estimates and may increase or decrease in the future as these matters develop further and new information or analysis becomes available. Further, the actual costs associated with settling these matters, and any judgments that could result from litigation on these matters, may be greater or less than the amount of any reserve we record. Legal fees associated with this claim are expensed as incurred.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Prices, Issuances of Common Stock and Dividends
Our common stock is quoted on the NASDAQ Global Market under the symbol FEIC. The high and low intraday sales prices on the NASDAQ Global Market for the past two years were as follows:

2010	High	Low
Quarter 1	$24.59	$18.80
Quarter 2	23.32	18.91
Quarter 3	21.59	16.51
Quarter 4	26.79	18.98
2011	High	Low
Quarter 1	$35.47	$25.75
Quarter 2	41.56	30.20
Quarter 3	40.78	28.05
Quarter 4	43.00	26.61
The approximate number of beneficial shareholders and shareholders of record at February 8, 2012 was 15,166 and 78, respectively.
We did not pay or declare any cash dividends in 2011 or 2010. We intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.
PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2011, 2010 or 2009 to Philips under this agreement. As of December 31, 2011, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.
Share Repurchases
A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010 and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. No repurchases were made in the fourth quarter of 2011.
During 2011 we repurchased 1,654,400 shares for a total of $50.0 million, or an average of $30.19 per share and during 2010 we repurchased 205,300 shares for a total of $4.9 million or an average of $23.66 per share. As of December 31, 2011, 2,140,300 shares remained available for purchase pursuant to this plan.
Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated by reference herein.

Stock Performance Graph
The following line-graph presentation compares cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, of (a) FEI Company, (b) a broad-based equity market index, (c) an industry-specific index and (d) SIC 3826: Laboratory Analytical Instruments. The broad-based market index used is the NASDAQ Composite Index and the industry-specific index used is the NASDAQ Non-Financial Index.

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
FEI Company	$100.00	$94.15	$71.52	$88.58	$100.16	$154.66
NASDAQ Composite	100.00	110.65	66.42	96.54	114.07	113.17
NASDAQ Non-Financial	100.00	113.44	66.67	100.55	119.34	119.20
SIC 3826	100.00	131.94	73.86	106.91	146.81	122.39

Item 6. Selected Financial Data
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2011	2010	2009	2008	2007
Net sales	$826,426	$634,222	$577,344	$599,179	$592,510
Cost of sales	459,060	364,958	347,840	364,638	346,090
Gross profit	367,366	269,264	229,504	234,541	246,420
Total operating expenses(1)	240,315	213,806	197,882	203,413	191,707
Operating income	127,051	55,458	31,622	31,128	54,713
Other expense, net(2)	(4,186)	(3,236)	(3,961)	(4,528)	(486)
Income from continuing operations before income taxes	122,865	52,222	27,661	26,600	54,227
Income tax expense (benefit)(3)	19,228	(1,326)	5,017	8,612	8,077
Income from continuing operations	103,637	53,548	22,644	17,988	46,150
Gain on disposal of discontinued operations, net of tax(4)	—	—	—	—	390
Net income	$103,637	$53,548	$22,644	$17,988	$46,540
Basic net income per share from continuing operations	$2.70	$1.41	$0.60	$0.49	$1.29
Basic net income per share from discontinued operations	—	—	—	—	0.01
Basic net income per share	$2.70	$1.41	$0.60	$0.49	$1.30
Diluted net income per share from continuing operations	$2.51	$1.34	$0.60	$0.48	$1.23
Diluted net income per share from discontinued operations	—	—	—	—	0.01
Diluted net income per share	$2.51	$1.34	$0.60	$0.48	$1.24
Shares used in basic per share calculations	38,384	38,083	37,537	36,766	35,709
Shares used in diluted per share calculations	42,047	41,737	37,905	37,158	40,725

In thousands	December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
Cash and cash equivalents	$320,361	$277,617	$124,199	$146,521	$280,593
Working capital	519,284	493,518	435,034	355,917	434,558
Total assets	1,089,909	984,422	953,969	832,172	1,007,836
Short-term line of credit	—	—	59,600	—	—
Current portion of convertible debt	—	—	—	—	189,395
Convertible debt, net of current portion	89,011	89,012	100,000	115,000	115,000
Shareholders’ equity	696,814	633,174	567,524	519,089	493,708

1.
Included in operating expenses was $3.2 million, $11.1 million, $3.5 million and $4.3 million, respectively, of restructuring, reorganization, relocation and severance in 2011, 2010, 2009 and 2008. Also included in operating expenses in 2011 is $5.3 million for a contingent litigation accrual matter and a $1.4 million impairment of certain intellectual property.

2.	Included in other income (expense), net in 2009 were the following:

•	a $2.0 million gain on the early redemption of our 2.875% notes;

•	a $0.5 million net gain on our auction rate securities (“ARS”) and our put right with UBS AG (together with its affiliates, “UBS”) (the “Put Right”); and

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

3.
Our 2011 tax provision reflected taxes on earnings in the U.S. and foreign jurisdictions, and included a $12.4 million benefit relating to an agreement with The Netherlands to tax profits from intellectual property at a reduced rate. This benefit was partially offset by an increase of unrecognized tax benefits for positions taken on current and prior year returns.

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

4.	Represents the gain on the sale of our Knights Technology assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, bookings, gross margins, operating and non-operating expenses, tax rates, net income, foreign currency rates, funding opportunities or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing or insourcing initiatives; any statements of factors that may affect our 2012 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to acquisitions of other companies; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning the effects of litigation, including our litigation with Hitachi, on our financial condition or otherwise; any statements concerning the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and any statements made under the heading “Outlook for 2012.”
From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K filed with, or furnished to, the SEC. You also should read the section entitled “Risk Factors” included in Part I, Item 1A. of this Annual Report on Form 10-K for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors could also adversely affect us.
SUMMARY OF PRODUCTS AND SEGMENTS
We are a leading supplier of scientific instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment (formerly Research and Industry), the Life Sciences market segment and the Service and Components market segment.
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeam systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; and stand-alone FIBs.
Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor equipment manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).
We have research and development and manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; and Munich, Germany. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
The Electronics market segment consists of customers in the semiconductor equipment and related industries such as manufacturers of data storage equipment, solar panels and light-emitting diodes (“LEDs”). For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 45 nanometers and smaller, the use of multiple layers of new materials such as copper and low-k dielectrics and increasing device complexity. Our products are used primarily in laboratories to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device structures.

The Materials Science market segment includes universities, public and private research laboratories and customers in a wide range of industries, including natural resources (mining and oil and gas), petrochemicals, metals, automobiles, aerospace, and forensics. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions provide researchers and manufacturers with atomic-level resolution images and permit development, analysis and production of advanced products. Our products are used in mining for automated mineralogy and we have opportunities in oil and gas exploration. Our products are also used in root cause failure analysis and quality control applications across a range of industries.
The Life Sciences market segment includes universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies and hospitals. Our products’ ultra-high resolution imaging allows structural and cellular biologists and drug researchers to create detailed 3D reconstructions of complex biological structures. Our products are also used in particle analysis and a range of pathology and quality control applications.
The Service and Components market segment provides support for products and customers for the entire life cycle of a tool from installation through the warranty period, and after warranty period through contract coverage or on a time and materials basis. We believe strong technical support is an important part of the value proposition that we offer customers when a tool is sold. Our Service and Components market segment provides support across all markets and all regions.
SALES AND BACKLOG
Net sales increased to $826.4 million in 2011 compared to $634.2 million in 2010. This increase reflects increases in all of our market segments as described more fully below.
At December 31, 2011, our total backlog was $430.7 million compared to $471.9 million at December 31, 2010. As discussed in the section entitled “Business” included in Part I, Item 1 of this Annual Report on Form 10-K, orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog.
OUTLOOK FOR 2012
We begin 2012 coming off a record year for FEI. During 2011, we experienced revenue growth of 30% and nearly doubled net income from 2010. This was driven primarily by strong demand for our products and a large backlog at the end 2010, which grew by over 20% from 2009. Looking forward to 2012, we expect growth to moderate as our backlog at the end of 2011 is lower than at the end of 2010, but still represents approximately six months of revenue at the current run rate.
Electronics revenue was up in 2011, despite the uncertainty in demand for some end user products made by semiconductor and data storage producers. We do not have a clear view of the semiconductor industry's prospects for all of 2012. Based on our current view, demand for the first half of 2012 is consistent with the levels achieved in 2011. We are attaining an increased share of overall spending by semiconductor customers as they invest in more advanced processes, which require more of our TEMs and DualBeams in particular.
We expect developing countries including China to drive 2012 sales growth in our Materials Science segment as these economies continue to invest in education infrastructure but at a slower pace than seen in 2011, offsetting potential weakness in Europe and the United States. We also expect the Materials Science segment to benefit from an increasing demand for our evolving line of Natural Resources product offerings.
As the use of electron microscopy in Life Sciences applications continues to grow, we expect continued growth in our Life Sciences segment in 2012, though at a somewhat slower pace than the growth experienced in 2011. In the second half of 2011, we signed collaborative agreements with the Oregon Health Sciences University and the National Institutes of Health. Both of those agreements are expected to contribute to the long-run growth of our Life Sciences business.
Our Service and Components business grows with the expansion of our installed base and is expected to continue that growth in 2012.
The acquisitions of TILL Photonics and ASPEX Corporation were strategic in nature and are not expected to have a significant impact on our earnings in 2012, although we estimate they will add approximately $25 million in revenue.
Our goal is to continue to increase our gross margin during 2012. In addition to increasing our proportion of higher margin products, we expect lower costs from increased production volume in the Czech Republic and continued sourcing improvements including the termination of a manufacturing services agreement in Hillsboro. The insourcing of these manufacturing operations is expected to reduce manufacturing costs by approximately $2 million to $3 million per year when fully implemented.

Operating expenses are expected to increase in 2012 due to the increase in staff in customer-facing parts of the company to manage our growth in 2011 and increased spend in research and development. We expect to continue to report a net expense for other income (expense), net, due to low market interest earned on our investments and the impact of currency costs. Global foreign exchange rates could have a significant impact on our results. In general, a stronger U.S. dollar compared with the euro will reduce our revenue growth rate and improve our operating income, while a weaker dollar has the opposite effect. We expect our overall effective tax rate to stabilize and we are estimating that it will be around 22% for 2012.
Please see the risk factors listed in Item 1A. of this Annual Report on Form 10-K for the risk factors that could cause our results to vary from this Outlook for 2012.
RESULTS OF OPERATIONS
The following table sets forth our statement of operations data (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net sales	$826,426	$634,222	$577,344
Cost of sales	459,060	364,958	347,840
Gross profit	367,366	269,264	229,504
Research and development	78,318	66,274	67,698
Selling, general and administrative	158,782	136,465	126,728
Restructuring, reorganization, relocation and severance costs	3,215	11,067	3,456
Operating income	127,051	55,458	31,622
Other expense, net	(4,186)	(3,236)	(3,961)
Income from continuing operations before income taxes	122,865	52,222	27,661
Income tax expense (benefit)	19,228	(1,326)	5,017
Net income	$103,637	$53,548	$22,644
The following table sets forth our statement of operations data as a percentage(1) of net sales:

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.5	57.5	60.2
Gross profit	44.5	42.5	39.8
Research and development	9.5	10.5	11.7
Selling, general and administrative	19.2	21.5	22.0
Restructuring, reorganization, relocation and severance costs	0.4	1.7	0.6
Operating income	15.4	8.7	5.5
Other expense, net	(0.5)	(0.5)	(0.7)
Income from continuing operations before income taxes	14.9	8.2	4.8
Income tax expense (benefit)	2.3	(0.2)	0.9
Net income	12.5%	8.4%	3.9%

(1)	Percentages may not add due to rounding.
Net sales increased $192.2 million, or 30.3%, to $826.4 million in 2011 compared to $634.2 million in 2010 and increased $56.9 million, or 9.9%, in 2010 compared to $577.3 million in 2009. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Currency fluctuations increased net sales by $22.4 million in 2011 compared to 2010 and decreased net sales by approximately $6.6 million in 2010 compared to 2009 as approximately 69% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Weakening of the U.S. dollar against these foreign currencies generally has the effect of increasing net sales and backlog. See also "Foreign Currency Exchange Rate Risk" included in Item 7A. of this Annual Report on Form 10-K for further discussion of currency impact on our results of operations.

Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended December 31,
	2011		2010		2009
Electronics	$259,730	31.4%	$222,795	35.1%	$126,417	21.9%
Materials Science	292,092	35.4	182,430	28.8	231,462	40.1
Life Sciences	102,777	12.4	74,555	11.8	81,824	14.2
Service and Components	171,827	20.8	154,442	24.3	137,641	23.8
Consolidated net sales	$826,426	100.0%	$634,222	100.0%	$577,344	100.0%
Electronics
The $36.9 million, or 16.6%, increase in Electronics sales in 2011 compared to 2010 was primarily due to an increase in semiconductor and data storage company capital spending for capacity expansion and new process development. We realized increases in unit sales of our wafer-level and small DualBeam products. In addition, currency fluctuations increased Electronics sales by $5.4 million as compared to the prior year.
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
Materials Science
The $109.7 million, or 60.1%, increase in Materials Science (formerly Research and Industry) sales in 2011 compared to 2010 was primarily due to strong sales of our high-end TEMs as a result of increased spending in research institutions. We generally see our customers shifting from SEM-based tools to TEM-based tools as the demand to image on an increasingly small scale continues. The increase also reflects continued investment in education infrastructure in developing countries like Korea and China as well as increasing demand for our evolving line of Natural Resources product offerings. Currency fluctuations increased Materials Science sales by $7.7 million in 2011 compared to 2010.
The $49.0 million, or 21.2%, decrease in Materials Science sales in 2010 compared to 2009 was due primarily to decreased volumes of our small DualBeam and higher-priced TEM systems, partially due to the timing of customer order requirements and sluggish U.S. and world economies. In addition, 2009 included a large sale to a middle eastern university customer with no comparable sale in 2010. Also contributing was a $4.3 million decrease related to currency fluctuations.
Life Sciences
The $28.2 million, or 37.9%, increase, in Life Sciences sales in 2011 compared to 2010 was primarily due to an increase in the number of high-end TEM units sold during the period due in part to increased penetration in electron microscopy in Life Sciences research. Currency fluctuations increased Life Sciences sales by $4.1 million in 2011 compared to 2010.
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
Service and Components
The $17.4 million, or 11.3%, increase in Service and Components sales in 2011 compared to 2010 was due primarily to a larger install base and improved market conditions in the semiconductor industry, which contributed to an increase in service contracts. Currency fluctuations increased Service and Components sales by $5.2 million in 2011 compared to 2010.
The $16.8 million, or 12.2%, increase in Service and Components sales in 2010 compared to 2009 was due primarily to a larger install base and increased proportion of service to the semiconductor industry, which contributed to increases in service contracts. Currency fluctuations decreased Service and Components sales by $0.7 million in 2010 compared to 2009.

Net Sales by Geographic Region
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic region (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
U.S. and Canada	$257,244	31.1%	$204,002	32.2%	$198,637	34.4%
Europe	261,313	31.6	207,394	32.7	211,807	36.7
Asia-Pacific Region and Rest of World	307,869	37.3	222,826	35.1	166,900	28.9
Consolidated net sales	$826,426	100.0%	$634,222	100.0%	$577,344	100.0%
U.S. and Canada
The $53.2 million, or 26.1%, increase in sales to the U.S. and Canada in 2011 compared to 2010 was primarily due to continued strong semiconductor capital equipment spending and an increase in Life Sciences sales related to an increase in high-end TEM units sold.
The $5.4 million, or 2.7%, increase in sales to the U.S. and Canada in 2010 compared to 2009 was primarily due to an increase in Electronics segment sales, partially offset by a decline in Materials Science segment sales. The weak condition of the U.S. economy had a negative effect on Materials Science spending.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $53.9 million, or 26.0%, increase in sales to Europe in 2011 compared to 2010 was primarily due to increased semiconductor capital equipment spending and continued improvement in spending by research institutions. Currency fluctuations increased sales to Europe $10.4 million in 2011 compared to 2010.
The $4.4 million, or 2.1%, decrease in sales to Europe in 2010 compared to 2009 was primarily due to a decrease in Materials Science spending as discussed above and a $13.5 million decrease related to currency fluctuations. These decreases were partially offset by an increase in sales of our small DualBeams, mainly to the Electronics segment. In addition, 2009 included a large sale to a middle eastern university customer with no comparable sale in 2010.
Asia-Pacific Region and Rest of World
The $85.0 million, or 38.2%, increase in sales to the Asia-Pacific Region and Rest of World in 2011 compared to 2010 was primarily driven by the strengthening economy, additional investment in educational infrastructure in emerging Asian economies and increased spending by research institutions in Materials Science and Life Sciences. Currency fluctuations increased sales to this region by $12.0 million in 2011 compared to 2010.
The $55.9 million, or 33.5%, increase in sales to the Asia-Pacific Region and Rest of World in 2010 compared to 2009 was primarily due to increased Electronics segment sales, principally to semiconductor and data storage customers, as well as to our investment in sales and service infrastructure in the Asia-Pacific Region. In addition, we benefited from an increase in purchases from universities and research institutions within Asia. Currency fluctuations increased sales to the Asia-Pacific Region and Rest of World by $6.9 million in 2010 compared to 2009.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2011	2010	2009
Electronics	52.8%	50.2%	48.8%
Materials Science	43.1	41.0	42.0
Life Sciences	45.8	41.0	34.7
Service and Components	33.4	33.7	30.6
Overall	44.5	42.5	39.8

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
Cost of sales increased $94.1 million, or 25.8%, to $459.1 million in 2011 compared to $365.0 million in 2010, primarily due to increased sales. The impact of currency fluctuations on cost of sales was an increase of $6.0 million in 2011 compared to 2010. The net effect on our gross margin from currency fluctuations during 2011 compared to 2010 was an increase of $16.4 million, or 0.8 percentage points.
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
Electronics
The increase in Electronics gross margin in 2011 compared to 2010 was due primarily to increased demand for our higher-margin small DualBeams, as well as abnormally low gross margins in the prior year period as we worked through orders that were priced in late 2009 and early 2010 when we were under greater pricing pressure. We also realized product cost savings related to our consolidation of the manufacturing of our small DualBeam products at our Brno, Czech Republic facility. Currency fluctuations improved Electronics gross margin in 2011 compared to 2010 by 1.3 percentage points.
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
Materials Science
The increase in Materials Science gross margin in 2011 compared to 2010 was primarily due to an increase in the number of small DualBeam and high-end TEM units sold, as well as growth in sales of our higher-margin natural resources products. We also realized product cost savings related to the consolidation of the manufacturing of our small DualBeam products and a portion of our mid-range TEMs at our Brno, Czech Republic facility. Currency fluctuations impacted Materials Science gross margin in 2011 compared to 2010 by a 0.9 percentage point increase.
Gross margins for Materials Science declined in 2010 compared to 2009 primarily due to a shift in product mix away from small DualBeam and higher-end TEM units. The decline in Materials Science gross margins was partially offset by the positive impact of currency fluctuations in 2010 compared to 2009, which increased gross margins by 0.9 percentage points.
Life Sciences
The increase in Life Sciences gross margin in 2011 compared to 2010 was primarily due to an increase in the number of high-end TEM units sold. This was partially offset by currency fluctuations which increased Life Sciences gross margin in 2011 compared to 2010 by 0.8 percentage points.
Gross margins for Life Sciences improved in 2010 compared to 2009 due to increased sales of our higher-margin TEM products. Additionally, currency fluctuations increased Life Sciences gross margins by 1.1 percentage points in 2010 compared to 2009.
Service and Components
The decrease in Service and Components gross margin in 2011 compared to 2010 was primarily due to an increase in employee incentive compensation. Currency fluctuations impacted Service and Components gross margin in 2011 compared to 2010 by a 0.1 percentage point decrease.
The increase in the Service and Components gross margin in 2010 compared to 2009 was primarily due to incremental contract revenue, as well as increased time and material sales as customers, primarily in the Electronics segment, prepare for increased demand and capacity improvements. In addition, a flat cost structure and operating efficiencies also contributed to the margin increase.

Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the 2011, 2010 and 2009 periods, we received subsidies from European governments for technological developments for semiconductor and life science equipment.
R&D costs are reported net of subsidies and were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Gross spending	$83,612	$71,682	$74,401
Less subsidies	(5,294)	(5,408)	(6,703)
Net expense	$78,318	$66,274	$67,698
R&D costs increased in 2011 compared to 2010 primarily due to increased headcount and employee incentive compensation. The impact of currency fluctuations on R&D costs was an increase of $2.7 million in 2011 compared to 2010.
R&D costs decreased in 2010 compared to 2009 primarily due to currency fluctuations and expense controls. Currency fluctuations decreased R&D costs by $1.2 million in 2010 compared to 2009.
We anticipate that we will invest between 10% and 11% of revenue in R&D for the foreseeable future. Accordingly, as revenues increase, we currently anticipate that R&D expenditures will also increase. Actual future spending, however, will depend on market conditions.
Selling, General and Administrative Costs
Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs also include sales commissions paid to our employees as well as to our agents.
SG&A costs were $158.8 million (19.2% of net sales) in 2011, $136.5 million (21.5% of net sales) in 2010 and $126.7 million (22.0% of net sales) in 2009.
SG&A costs increased in 2011 compared to 2010 primarily due to increased commissions driven by the increase in revenue and increased employee incentive compensation, as well as an impairment charge of $1.4 million to write off the unamortized value of intellectual property and a $5.3 million charge for contingent litigation accruals. This activity was partially offset by a decrease in bad debt write-offs. In the first quarter of 2010, we recorded a $2.1 million charge to fully write off amounts receivable from one customer. Currency fluctuations increased SG&A costs by $3.9 million in 2011 compared to 2010.
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
Restructuring, Reorganization, Relocation and Severance
Manufacturing Transfer
In 2008 we entered into an arrangement to outsource aspects of our manufacturing processes. In 2011, we notified our largest contract manufacturer, accounting for approximately 10% of our revenue, that we plan to terminate the arrangement and to take over the manufacturing process. The termination contract was signed during the fourth quarter of 2011 and will be executed during the first quarter of 2012. We incurred $2.1 million of costs associated with the termination of the outsourcing arrangement.
The insourcing of our manufacturing operations is expected to reduce manufacturing costs by approximately $2 million to $3 million per year when fully implemented.

April 2010 Restructuring
On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The move, which has been substantially completed, resulted in severance costs, costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. In addition to the product line move, the April 2010 restructuring plan involved organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. Costs incurred in connection with this plan were related to the consolidation of the manufacturing of our small DualBeam product line in Brno.
Information for costs related to the April 2010 restructuring plan is as follows (in thousands):

	Year Ended December 31,
Costs Incurred	2011	2010	Life of Plan
Severance costs related to work force reduction and reorganization	$184	$6,433	$6,617
Product line transfer, training of Brno employees and facility build-out in Brno	963	872	1,835
Total costs incurred	$1,147	$7,305	$8,452
All of the costs incurred resulted in cash expenditures. We do not expect to incur significant additional costs associated with this plan.
The actions related to our April 2010 restructuring plan are expected to reduce manufacturing costs and operating expenses and increase cash flow by approximately $4.5 million per year.
April 2008 Restructuring
Our April 2008 restructuring plan was related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Also included in these costs were amounts related to IT system upgrades, which were expected to increase the efficiency of our manufacturing operations. These activities reduced operating expenses, improved our factory utilization and helped to offset the effect of currency fluctuations on our cost of goods sold. The main activities and related costs are described in the table below.
The April 2008 restructuring plan was completed in 2010. Total costs incurred related to this plan were $11.6 million. In 2010 and 2009, we incurred $3.8 million and $3.5 million, respectively, under the April 2008 restructuring plan and incurred no additional costs related to this plan in 2011. All of the costs resulted in cash expenditures and we do not expect to incur any additional costs under this plan.
A summary of the expenses related to our April 2008 restructuring plan is as follows:

Type of Expense	Total Costs
Severance costs related to work force reduction of 3% (approximately 60 employees)	$ 3.3 million
Transfer of manufacturing and other activities	0.3 million
Shift of supply chain	5.9 million
IT system upgrades	2.1 million
The actions related to our 2008 restructuring plan reduced manufacturing costs and operating expenses and increased cash flow by approximately $6.0 million annually.
For information regarding the related accrued liability, see Note 14 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other Expense, Net
Other expense, net includes interest income, interest expense, foreign currency gains and losses and other miscellaneous items.
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $2.4 million in 2011, $2.6 million in 2010 and $2.9 million in 2009. The decrease in 2011 compared to 2010 was primarily due to lower market interest rates. The decrease in 2010 compared to 2009 was primarily due to the use of $10.9 million of cash for the repayment of debt in 2010 and lower market interest rates.
Interest expense for 2011, 2010 and 2009 included interest expense related to our 2.875% convertible notes.

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
Other, net in 2011 of $2.5 million expense resulted primarily from volatility in market exchange rates and increased volatility in our hedges.
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
Income Tax Expense
Our effective income tax rate of 15.6% for 2011 reflected taxes accrued in the U.S. and foreign jurisdictions, and included a $12.4 million benefit relating to an agreement with The Netherlands to tax profits from intellectual property at a reduced rate. This benefit was partially offset by an increase of unrecognized tax benefits for positions taken on current and prior year returns.
Our income tax benefit of $1.3 million in 2010 primarily resulted from benefits related to the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits, offset by taxes accrued in both the U.S. and foreign tax jurisdictions.
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
Our effective tax rate may differ from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign income taxes, research and development tax credits earned in the U.S. and foreign jurisdictions, adjustments to our unrecognized tax benefits and our ability or inability to utilize various carry forward tax items. In addition, our effective income tax rate may be affected by changes in statutory tax rates and laws in the U.S. and foreign jurisdictions and other factors.
As of December 31, 2011, total unrecognized tax benefits were $16.0 million and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $13.2 million and $8.4 million, respectively, at December 31, 2011 and 2010. Valuation allowances on deferred tax assets totaled $2.2 million and $2.1 million as of December 31, 2011 and 2010, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of December 31, 2011 consisted of $359.1 million of cash, cash equivalents, short-term restricted cash and short-term investments, $53.3 million in non-current investments, $43.7 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. $191.9 million of our $456.1 million in total cash, cash equivalents, restricted cash and investments, are held outside of the United States. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2016.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from December 31, 2011.

In 2011, cash and cash equivalents and short-term restricted cash increased $43.2 million to $342.9 million as of December 31, 2011 from $299.7 million as of December 31, 2010 primarily as a result of $102.7 million provided by operations, $24.4 million of proceeds from the exercise of employee stock options and $12.9 million provided by the net redemption of marketable securities. These factors were partially offset by repurchases of common stock of $50.0 million, $14.1 million used for acquisition related activities, $13.8 million used for the purchase of property, plant and equipment and a $9.7 million unfavorable effect of exchange rate changes.
In 2010, cash and cash equivalents and short-term restricted cash increased $158.4 million to $299.7 million as of December 31, 2010 from $141.3 million as of December 31, 2009 primarily as a result of $75.0 million provided by operations, $98.9 million from the redemption of auction rate securities, $8.0 million of proceeds from the exercise of employee stock options and the net redemption of $81.5 million of marketable securities. These factors were partially offset by $8.9 million used for the purchase of property, plant and equipment, $59.6 million of repayments on our UBS line of credit, $10.9 million used for the early redemption of $11.0 million par value of our 2.875% convertible subordinated notes and a $9.6 million unfavorable effect of exchange rate changes.
Accounts receivable increased $2.7 million to $186.0 million as of December 31, 2011 from $183.3 million as of December 31, 2010. This increase was primarily driven by a corresponding increase in sales and was partially offset by an increase in collection activity. The December 31, 2011 balance included a $2.0 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 80 days at December 31, 2011 and 90 days at December 31, 2010.
Inventories increased $26.0 million to $182.0 million as of December 31, 2011 compared to $156.0 million as of December 31, 2010, to support our planned ramp up of shipments in 2012. The December 31, 2011 balance included an $8.6 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.5 times for the quarter ended December 31, 2011 and 2.6 times for the quarter ended December 31, 2010.
Deferred tax assets, current and long term, net of deferred tax liabilities increased $4.8 million to $13.2 million as of December 31, 2011 compared to $8.4 million as of December 31, 2010 primarily due to an increase in the U.S. deferred tax assets for contingent litigation settlements and unrealized cash flow hedging losses.
Other current assets increased $4.9 million to $28.0 million as of December 31, 2011 compared to $23.1 million as of December 31, 2010, primarily due to an increase in our current income taxes receivable.
Expenditures for property, plant and equipment of $13.8 million in 2011 primarily consisted of expenditures for software and upgrades to our enterprise resource planning (“ERP”) system, and we expect to continue to invest in capital equipment, demonstration systems and R&D equipment for applications development. We estimate our total capital expenditures in 2012 will increase significantly and we expect to spend over $30 million primarily for facilities improvements at our manufacturing sites, the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our ERP system.
Accrued payroll liabilities increased $14.9 million to $46.7 million as of December 31, 2011 compared to $31.8 million as of December 31, 2010, primarily due to accruals of employee incentive compensation.
Income taxes payable increased $7.6 million to $11.3 million as of December 31, 2011 compared to $3.7 million as of December 31, 2010 primarily due to accruals for U.S. and foreign taxes on current period income. Our receivable for income taxes of $3.9 million at December 31, 2011 is included as a component of other current assets.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million There were no amounts outstanding under this facility as of December 31, 2011.
We also have a ¥50.0 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of December 31, 2011.
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

The following table sets forth information related to guarantees and letters of credit (in thousands):

December 31, 2011
Guarantees and letters of credit outstanding	$66,777
Amount secured by restricted cash deposits:
Current	$22,564
Long-term	43,669
Total secured by restricted cash	$66,233
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
During 2011 we repurchased 1,654,400 shares for a total of $50.0 million, or an average of $30.19 per share and during 2010 we repurchased 205,300 shares for a total of $4.9 million or an average of $23.66 per share. As of December 31, 2011, 2,140,300 shares remained available for purchase pursuant to this plan.
CONTRACTUAL PAYMENT OBLIGATIONS
A summary of our contractual commitments and obligations as of December 31, 2011 was as follows (in thousands):

	2012	2013 and 2014	2015 and 2016	2017 and beyond	Total
Convertible Debt	$—	$89,011	$—	$—	$89,011
Convertible Debt Interest	2,559	1,066	—	—	3,625
Letters of Credit and Bank Guarantees	23,705	41,845	1,227	—	66,777
Purchase Order Commitments	79,055	339	—	—	79,394
Pension Related Obligations	36	124	124	1,091	1,375
Deferred Compensation Liability	—	—	—	2,810	2,810
Capital Leases	1,378	1,524	247	—	3,149
Operating Leases	7,747	13,144	8,322	8,677	37,890
Total	$114,480	$147,053	$9,920	$12,578	$284,031
We also have other liabilities of $8.3 million relating to additional uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to these additional uncertain tax positions, we have excluded this amount from the table above.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
RECENTLY ISSUED ACCOUNTING GUIDANCE
See Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of recently issued accounting guidance.

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
It is reasonably possible that management's estimates may change in the future.
Revenue Recognition
We recognize revenue when persuasive evidence of a contractual agreement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectability is reasonably assured.
For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. The portion of revenue related to installation, of which the estimated fair value is generally 4% of the total revenue of the transaction, is deferred until such installation at the customer site and final customer acceptance are completed. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue applicable to installation is recognized upon meeting specifications at the customer's installation site. For new applications of our products where performance cannot be assured prior to meeting specifications at the customer's installation site, no revenue is recognized until such specifications are met.
We enter into arrangements with customers whereby they purchase products, accessories and service contracts from us at the same time. For sales arrangements containing multiple elements (products or services), revenue relating to the undelivered elements is deferred at the estimated selling price of the element as determined using the sales price hierarchy established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 605-25. To be considered a separate element, the deliverable in question must represent a separate element under the accounting guidance and fulfill the following criteria: the delivered item or items must have value to the customer on a standalone basis; and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.
For sales arrangements that contain multiple deliverables (products or services), to the extent that the deliverables within a multiple-element arrangement are not accounted for pursuant to other accounting standards, revenue is allocated among the deliverables using the selling price hierarchy established in ASC 605-25 to determine the selling price of each deliverable. The selling price hierarchy allows for the use of an estimated selling price (“ESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”). We determine the selling price in multiple-element arrangements using VSOE or TPE if available. VSOE is determined based on the price charged for the same deliverable when sold separately and TPE is established based on the price charged by our competitors or third parties for the same deliverable. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating total arrangement consideration among the elements by considering several internal and external factors such as, but not limited to, historical sales of similar products, costs incurred to manufacture the product and normal profit margins from the sale of similar products, geographical considerations and overall pricing practices.

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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is estimated based on collection experience and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve may occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in individual customers’ credit quality. Write-offs include amounts written off for specifically identified bad debts. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our bad debt expense totaled zero, $2.5 million and $0.6 million, respectively, in 2011, 2010 and 2009. Our allowance for doubtful accounts totaled $5.6 million and $5.7 million, respectively, at December 31, 2011 and 2010.
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
We also maintain a substantial supply of repairable and reusable spare parts for possible use in future repairs and customer field service of our install base. We have classified this inventory as a long-term asset given these parts can be repaired and reused in the service business over many years. As these service parts age over the related product group’s post-production service life, we reduce the net carrying value of our repairable spare part inventory on the consolidated balance sheet to account for the excess that builds over the service life. The post-production service life of our systems is generally seven years and, at the end of the service life, the carrying value for these parts in our consolidated balance sheet is reduced to zero. We also perform periodic monitoring of our installed base for premature or increased end of service life events. If required, we expense, through cost of goods sold, the remaining net carrying value of any related spare parts inventory in the period incurred.
Provision for manufacturing inventory valuation adjustments totaled $4.2 million, $3.6 million and $4.1 million, respectively, in 2011, 2010 and 2009. Provision for service spare parts inventory valuation adjustments totaled $6.6 million, $6.2 million and $7.0 million, respectively, in 2011, 2010 and 2009.

Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining life and recoverability of equipment and other assets that are to be held and used, including purchased technology and other intangible assets with finite useful lives, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Long lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell.
See Note 9 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information on impairments recognized in 2011. No impairments related to our equipment or other long-lived assets were recognized during 2010 and 2009.
Goodwill
Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but instead, are tested for impairment at least annually during the fourth quarter. In 2011, we adopted ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment", which allows an entity to perform a qualitative assessment of the fair value of its reporting units before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. We have defined our reporting units to be our operating segments. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit's fair value is greater than its carrying value, the remaining impairment steps would be unnecessary.
If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in our annual impairment analysis during the fourth quarter of 2011, 2010 and 2009.
Restructuring, Reorganization, Relocation and Severance Costs
Restructuring, reorganization, relocation and severance costs are recognized and recorded at fair value as incurred. Such costs include severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites. Also included are certain period costs to move our existing supply chain, as well as migration of certain IT systems to new platforms. Changes in our estimates could occur, and have occurred, due to fluctuations in exchange rates, the sublease of unused space, unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions. See Note 14 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
During 2011, 2010 and 2009, we released zero, $32.9 million and $3.9 million, respectively, in valuation allowances relating to U.S. deferred tax assets utilized to offset U.S. taxable income generated during the respective periods. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax assets totaled $13.2 million and $8.4 million, respectively, at December 31, 2011 and 2010 and our valuation allowance totaled $2.2 million and $2.1 million in the same periods, respectively.

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
At December 31, 2011 and 2010, total unrecognized tax benefits were $16.0 million and $7.2 million, respectively, all of which would have an impact on the effective tax rate if recognized. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties of $1.4 million and $1.2 million, respectively. Unrecognized tax benefits relate mainly to uncertainty surrounding various tax credits and permanent establishment matters in foreign jurisdictions. See Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
Accounting for Derivatives
We use a combination of forward contracts, zero cost collar contracts, option contracts and other instruments to hedge certain anticipated foreign currency exchange transactions. When specific hedge criteria have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the hedge contract amounts should not be in excess of specifically identified anticipated transactions. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income (expense) during the quarter in which such changes occur.
We also use foreign forward exchange contracts to mitigate the foreign currency exchange impact of our cash, receivables and payables denominated in foreign currencies. These derivatives do not meet the criteria for hedge accounting and, accordingly, changes in the fair value are recognized in net income in the current period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local-currency-denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated results of operations and financial position. The major foreign currencies in which we experience periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling. For each of the last three years, more than 66% of our sales occurred outside of the U.S.
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
Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in 2011 by $20.0 million. Holding other variables constant, if the U.S. dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $41.4 million as of December 31, 2011. Holding other variables constant, if the U.S. dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $33.8 million as of December 31, 2011.
Risk Mitigation
We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific hedge criteria have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2011, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $193.0 million. These contracts have varying maturities through the fourth quarter of 2013. The aggregate notional amount of our outstanding balance sheet-related derivative contracts at December 31, 2011 was $131.4 million, which contracts have varying maturities through the first quarter of 2012. We do not enter into derivative financial instruments for speculative purposes.
Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2011 would increase by approximately $32.4 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the U.S. dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.
Balance Sheet Related
We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts to reduce the risk that our future cash flows will be adversely affected by changes in exchange rates. We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions denominated in foreign currencies. Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other expense currently together with the transaction gain or loss from the hedged balance sheet position.
The hedging transactions we undertake are intended to limit our exposure to changes in the dollar/euro exchange rate. Foreign currency losses recorded in other expense, inclusive of the impact of derivatives, totaled $2.2 million, $1.2 million and $3.6 million, respectively, in 2011, 2010 and 2009.

Cash Flow Hedges
We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up, generally, on a 24 month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro and the U.S. dollar/Czech koruna exchange rate. The zero cost collar contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.
These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of the effective portion of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized gains of $3.6 million in 2011 in cost of sales related to hedge results, compared to realized losses of $1.9 million in 2010 and gains of $0.4 million in 2009. As of December 31, 2011, $7.3 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next 24 months as a result of the underlying hedged transactions also being recorded in net income. We recorded a gain of $0.1 million in 2011, compared to charges of $0.1 million in 2010 and $1.3 million in 2009 for hedge ineffectiveness as a result of currency volatility. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may decrease or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other expense in the period of ineffectiveness or dedesignation.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2011, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2011, we held cash and cash equivalents of $320.4 million and short-term restricted cash of $22.6 million that consisted of cash and other highly liquid marketable securities with maturities of three months or less at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $3.2 million assuming our cash and cash equivalent balances at December 31, 2011 remained constant and were earning at least 1% per annum, which, at December 31, 2011, they were not. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.
Fixed Rate Debt Securities
As of December 31, 2011, we held short-term fixed rate investments of $16.2 million that consisted of marketable debt securities, certificates of deposit, commercial paper and government-backed securities. These investments are recorded on our balance sheet as available-for-sale securities at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $0.2 million assuming our investment balances at December 31, 2011 remained constant and were earning at least 1% per annum, which, at December 31, 2011, they were not.
Fair Value of Convertible Debt
The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At December 31, 2011, we had $89.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $130.9 million at December 31, 2011.

Item 8. Financial Statements and Supplementary Data
Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2011 is as follows:

2011 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$196,960	$211,141	$205,335	$212,990
Cost of sales	111,056	115,446	114,110	118,448
Gross profit	85,904	95,695	91,225	94,542
Total operating expenses(1)	54,007	59,176	56,310	70,822
Operating income	31,897	36,519	34,915	23,720
Other expense, net	(222)	(893)	(601)	(2,470)
Income before income taxes	31,675	35,626	34,314	21,250
Income tax expense (benefit)(2)	9,363	9,566	8,137	(7,838)
Net income	$22,312	$26,060	$26,177	$29,088
Basic net income per share	$0.58	$0.67	$0.68	$0.77
Diluted net income per share	$0.54	$0.62	$0.63	$0.72
Shares used in basic per share calculation	38,478	38,883	38,421	37,727
Shares used in diluted per share calculation	42,101	42,566	42,030	41,293

2010 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$149,099	$146,048	$153,005	$186,070
Cost of sales	89,894	86,240	86,476	102,348
Gross profit	59,205	59,808	66,529	83,722
Total operating expenses(3)	53,621	56,275	48,913	54,997
Operating income	5,584	3,533	17,616	28,725
Other expense, net	(636)	(900)	(1,057)	(643)
Income before income taxes	4,948	2,633	16,559	28,082
Income tax expense (benefit)(4)	844	(13,547)	4,639	6,738
Net income	$4,104	$16,180	$11,920	$21,344
Basic net income per share	$0.11	$0.43	$0.31	$0.56
Diluted net income per share	$0.11	$0.40	$0.30	$0.52
Shares used in basic per share calculation	37,891	38,046	38,186	38,083
Shares used in diluted per share calculation	38,308	41,813	41,536	41,737

(1)
Operating expenses in the first, second, third and fourth quarters of 2011 included $0.3 million, $0.8 million, $0.0 million and $2.1 million, respectively, of restructuring, reorganization, relocation and severance expense. Also included in operating expenses for the fourth quarter of 2011 is $5.3 million for a contingent litigation accrual matter and a $1.4 million impairment of certain intellectual property.

(2)
Income tax benefit in the fourth quarter of 2011 included a net benefit of $12.4 million relating to an agreement with The Netherlands to tax profits from intellectual property at a reduced rate. See also Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)
Operating expenses in the first, second, third and fourth quarters of 2010 included $0.9 million, $9.1 million, $0.5 million and $0.6 million, respectively, of restructuring, reorganization, relocation and severance expense.

(4)
Income tax benefit in the second quarter of 2010 included a net benefit of $17.3 million related to an agreement between U.S. and The Netherlands taxing authorities regarding various transfer pricing issues and a reduction in our valuation allowance against U.S. deferred tax assets. See also Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
FEI Company:
We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the two‑year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FEI Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
FEI Company
Hillsboro, Oregon
We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows of FEI Company and subsidiaries (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of FEI Company and subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
February 19, 2010
Portland, Oregon

FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$320,361	$277,617
Short-term investments in marketable securities	16,213	44,026
Short-term restricted cash	22,564	22,114
Receivables, net of allowances for doubtful accounts of $5,553 and $5,685	185,955	183,254
Inventories	182,010	155,964
Deferred tax assets	18,899	11,505
Other current assets	27,964	23,126
Total current assets	773,966	717,606
Non-current investments in marketable securities	53,341	38,662
Long-term restricted cash	43,669	41,377
Property, plant and equipment, net of accumulated depreciation of $106,760 and $95,720	85,082	80,681
Goodwill	58,053	44,800
Deferred tax assets	934	1,072
Non-current inventories	57,575	47,976
Other assets, net	17,289	12,248
Total Assets	$1,089,909	$984,422
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$52,470	$51,529
Accrued payroll liabilities	46,698	31,765
Accrued warranty reserves	11,683	8,648
Accrued agent commissions	9,005	10,796
Short-term deferred revenue	72,730	81,445
Income taxes payable	11,260	3,715
Accrued restructuring, reorganization, relocation and severance	2,213	4,884
Other current liabilities	48,623	31,306
Total current liabilities	254,682	224,088
Convertible debt	89,011	89,012
Long-term deferred revenue	23,423	19,855
Deferred tax liabilities	6,607	4,106
Other liabilities	19,372	14,187
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,866 and 38,280 shares issued and outstanding, no par value	493,698	509,145
Retained earnings	178,661	75,024
Accumulated other comprehensive income	24,455	49,005
Total Shareholders’ Equity	696,814	633,174
Total Liabilities and Shareholders’ Equity	$1,089,909	$984,422

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net sales:
Products	$650,883	$479,437	$439,125
Products - related party	3,716	343	578
Service and components	171,329	154,021	137,361
Service and components - related party	498	421	280
Total net sales	826,426	634,222	577,344
Cost of sales:
Products	344,575	262,571	252,307
Service and components	114,485	102,387	95,533
Total cost of sales	459,060	364,958	347,840
Gross profit	367,366	269,264	229,504
Operating expenses:
Research and development	78,318	66,274	67,698
Selling, general and administrative	158,782	136,465	126,728
Restructuring, reorganization, relocation and severance	3,215	11,067	3,456
Total operating expenses	240,315	213,806	197,882
Operating income	127,051	55,458	31,622
Other expense:
Interest income	2,361	2,632	2,880
Interest expense	(4,037)	(4,504)	(5,441)
Other, net	(2,510)	(1,364)	(1,400)
Total other expense, net	(4,186)	(3,236)	(3,961)
Income before income taxes	122,865	52,222	27,661
Income tax expense (benefit)	19,228	(1,326)	5,017
Net income	$103,637	$53,548	$22,644
Basic net income per share	$2.70	$1.41	$0.60
Diluted net income per share	$2.51	$1.34	$0.60
Shares used in per share calculations:
Basic	38,384	38,083	37,537
Diluted	42,047	41,737	37,905

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$103,637	$53,548	$22,644
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	(20,022)	(12,077)	8,945
Change in unrealized gain (loss) on available-for-sale securities	23	—	(66)
Change in minimum pension liability	—	—	(36)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(910)	(1,466)	440
Reclassification to net income of previously deferred (gains) losses related to hedge derivatives instruments	(3,641)	2,057	844
Comprehensive income	$79,087	$42,062	$32,771

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	37,286	$469,893	$(1,168)	$50,364	$519,089
Net income	—	—	22,644	—	22,644
Employee purchases of common stock through employee share purchase plan	271	4,662	—	—	4,662
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	386	2,260	—	—	2,260
Stock-based compensation expense	—	10,598	—	—	10,598
Restricted stock unit taxes for net share settlement	(84)	(1,856)	—	—	(1,856)
Translation adjustment	—	—	—	8,945	8,945
Unrealized loss on available for sale securities	—	—	—	(66)	(66)
Minimum pension liability, net of taxes	—	—	—	(36)	(36)
Net adjustment for fair value of hedge derivatives	—	—	—	1,284	1,284
Balance at December 31, 2009	37,859	485,557	21,476	60,491	567,524
Net income	—	—	53,548	—	53,548
Employee purchases of common stock through employee share purchase plan	281	4,860	—	—	4,860
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	447	3,099	—	—	3,099
Stock-based compensation expense	—	10,482	—	—	10,482
Restricted stock unit taxes for net share settlement	(102)	(2,075)	—	—	(2,075)
Repurchase of common stock	(205)	(4,862)	—	—	(4,862)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	12,084	—	—	12,084
Translation adjustment	—	—	—	(12,077)	(12,077)
Net adjustment for fair value of hedge derivatives	—	—	—	591	591
Balance at December 31, 2010	38,280	509,145	75,024	49,005	633,174
Net income	—	—	103,637	—	103,637
Employee purchases of common stock through employee share purchase plan	212	5,458	—	—	5,458
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	1,133	18,855	—	—	18,855
Stock-based compensation expense	—	11,111	—	—	11,111
Restricted stock unit taxes for net share settlement	(105)	(3,789)	—	—	(3,789)
Repurchase of common stock	(1,654)	(50,000)	—	—	(50,000)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	2,918	—	—	2,918
Translation adjustment	—	—	—	(20,022)	(20,022)
Unrealized gain on available for sale securities	—	—	—	23	23
Net adjustment for fair value of hedge derivatives	—	—	—	(4,551)	(4,551)
Balance at December 31, 2011	37,866	$493,698	$178,661	$24,455	$696,814

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$103,637	$53,548	$22,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,931	17,371	17,140
Amortization	2,054	2,669	3,092
Stock-based compensation	11,111	10,482	10,599
Asset impairments and write-offs of intangible assets	1,434	—	—
Other	3	318	(1,999)
Income taxes payable (receivable), net	6,908	(7,926)	3,313
Deferred income taxes	(5,175)	4,814	(869)
(Increase) decrease in:
Receivables	(5,389)	(29,347)	(8,678)
Inventories	(42,337)	(31,398)	(1,160)
Other assets	(11,072)	2,178	(1,120)
Increase (decrease) in:
Accounts payable	1,324	11,812	4,916
Accrued payroll liabilities	15,832	13,183	(1,053)
Accrued warranty reserves	3,077	1,235	1,015
Deferred revenue	(8,544)	18,446	20,036
Accrued restructuring, reorganization, relocation and severance	(2,860)	4,585	(205)
Other liabilities	13,784	3,028	380
Net cash provided by operating activities	102,718	74,998	68,051
Cash flows from investing activities:
Increase in restricted cash	(5,059)	(13,539)	(5,810)
Acquisition of property, plant and equipment	(13,775)	(8,886)	(13,430)
Payments for acquisition activities	(14,050)	—	—
Purchase of investments in marketable securities	(146,571)	(179,698)	(190,654)
Redemption of investments in marketable securities	159,520	261,190	61,107
Proceeds from the sale of auction rate securities	—	98,925	11,200
Other	(992)	(536)	(4,540)
Net cash (used in) provided by investing activities	(20,927)	157,456	(142,127)
Cash flows from financing activities:
Redemption of 2.875% convertible note	—	(10,893)	(13,077)
Withholding taxes paid on issuance of vested restricted stock units	(3,789)	(2,076)	(1,856)
Repayments on line of credit	—	(59,600)	(11,200)
Proceeds from line of credit	—	—	70,800
Proceeds from exercise of stock options and employee stock purchases	24,382	7,983	6,871
Excess tax benefit for share based payment arrangements	1,425	—	—
Repurchases of common stock	(50,000)	(4,862)	—
Other financing activities	(1,367)	—	—
Net cash (used in) provided by financing activities	(29,349)	(69,448)	51,538
Effect of exchange rate changes	(9,698)	(9,588)	216
Increase (decrease) in cash and cash equivalents	42,744	153,418	(22,322)
Cash and cash equivalents:
Beginning of period	277,617	124,199	146,521
End of period	$320,361	$277,617	$124,199
Supplemental Cash Flow Information:
Cash paid (received) for income taxes, net	$9,391	$(983)	$2,391
Cash paid for interest	3,539	3,833	4,581
Increase (decrease) in fixed assets related to transfers with inventories	9,034	8,697	(8,297)
Increase in goodwill from acquisition-related liabilities	3,456	—	—

See accompanying Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
We are a leading supplier of scientific instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment (formerly Research and Industry), the Life Sciences market segment and the Service and Components market segment.
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeam systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; and stand-alone FIBs.
Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor equipment manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).
We have research and development and manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; and Munich, Germany. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
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
It is reasonably possible that management's estimates may change in the future.
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

Dependence on Key Suppliers
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, AP Tech, Frencken Mechatronics B.V., Keller Technology and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is estimated based on collection experience and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve may occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in individual customers’ credit quality. Write-offs include amounts written off for specifically identified bad debts. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions.
Activity within our accounts receivable allowance was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of period	$5,685	$3,306	$3,139
Expense	(18)	2,499	628
Write-offs	(25)	(63)	(525)
Translation adjustments	(89)	(57)	64
Balance, end of period	$5,553	$5,685	$3,306

Investments
Our investments include marketable debt securities, certificates of deposit, commercial paper and government-backed securities with maturities greater than 90 days at the time of purchase. These investments are recorded on our balance sheet as available-for-sale securities at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss).
Certain equity securities held in short-term and long-term investments related to the executive deferred compensation plan are classified as trading securities (see Note 6 the Notes to the Consolidated Financial Statements). Investments designated as trading securities are carried at fair value on the balance sheet, with the unrealized gains or losses recorded in interest income (expense) or other income (expense) in the period incurred. Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.
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
We also maintain a substantial supply of repairable and reusable spare parts for possible use in future repairs and customer field service of our install base. We have classified this inventory as a long-term asset given these parts can be repaired and reused in the service business over many years. As these service parts age over the related product group’s post-production service life, we reduce the net carrying value of our repairable spare part inventory on the consolidated balance sheet to account for the excess that builds over the service life. The post-production service life of our systems is generally seven years and, at the end of the service life, the carrying value for these parts in our consolidated balance sheet is reduced to zero. We also perform periodic monitoring of our installed base for premature or increased end of service life events. If required, we expense, through cost of goods sold, the remaining net carrying value of any related spare parts inventory in the period incurred.
Provision for manufacturing inventory valuation adjustments totaled $4.2 million, $3.6 million and $4.1 million, respectively, in 2011, 2010 and 2009. Provision for service spare parts inventory valuation adjustments totaled $6.6 million, $6.2 million and $7.0 million, respectively, in 2011, 2010 and 2009.
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
Unrecognized tax benefits relate mainly to uncertainty surrounding various tax credits and permanent establishment matters in foreign jurisdictions. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties. If recognized, the total unrecognized tax benefits would have an impact on the effective tax rate. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.
Property, Plant and Equipment
Land is stated at cost. Buildings and improvements are stated at cost and depreciated over estimated useful lives of approximately 40 years using the straight-line method. Machinery and equipment, including systems used in production and research and development activities, are stated at cost and depreciated over estimated useful lives of approximately three to seven years using the straight-line method. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Maintenance and repairs are expensed as incurred.
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
Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the remaining life and recoverability of equipment and other assets that are to be held and used, including purchased technology and other intangible assets with finite useful lives, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Long lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell.
See Note 9 of the Notes to the Consolidated Financial Statements for information on impairments recognized in 2011. No impairments related to our equipment or other long-lived assets were recognized during 2010 and 2009.
Goodwill
Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but instead, are tested for impairment at least annually during the fourth quarter. In 2011, we adopted ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment", which allows an entity to perform a qualitative assessment of the fair value of its reporting units before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. We have defined our reporting units to be our operating segments. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit's fair value is greater than its carrying value, the remaining impairment steps would be unnecessary.

If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in our annual impairment analysis during the fourth quarter of 2011, 2010 and 2009.
Derivatives
We use a combination of forward contracts, zero cost collar contracts, option contracts and other instruments to hedge certain anticipated foreign currency exchange transactions. When specific hedge criteria have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the hedge contract amounts should not be in excess of specifically identified anticipated transactions. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income (expense) during the quarter in which such changes occur.
We also use foreign forward exchange contracts to mitigate the foreign currency exchange impact of our cash, receivables and payables denominated in foreign currencies. These derivatives do not meet the criteria for hedge accounting and, accordingly, changes in the fair value are recognized in net income in the current period.
Segment Reporting
We have determined that we operate in four reportable operating segments: Electronics, Materials Science (formerly Research and Industry), Life Sciences and Service and Components. There are no differences between the accounting policies used for our business segments compared to those used on a consolidated basis.
Revenue Recognition
We recognize revenue when persuasive evidence of a contractual agreement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectability is reasonably assured.
For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. The portion of revenue related to installation, of which the estimated fair value is generally 4% of the total revenue of the transaction, is deferred until such installation at the customer site and final customer acceptance are completed. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue applicable to installation is recognized upon meeting specifications at the customer's installation site. For new applications of our products where performance cannot be assured prior to meeting specifications at the customer's installation site, no revenue is recognized until such specifications are met.
We enter into arrangements with customers whereby they purchase products, accessories and service contracts from us at the same time. For sales arrangements containing multiple elements (products or services), revenue relating to the undelivered elements is deferred at the estimated selling price of the element as determined using the sales price hierarchy established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 605-25. To be considered a separate element, the deliverable in question must represent a separate element under the accounting guidance and fulfill the following criteria: the delivered item or items must have value to the customer on a standalone basis; and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.

For sales arrangements that contain multiple deliverables (products or services), to the extent that the deliverables within a multiple-element arrangement are not accounted for pursuant to other accounting standards, revenue is allocated among the deliverables using the selling price hierarchy established in ASC 605-25 to determine the selling price of each deliverable. The selling price hierarchy allows for the use of an estimated selling price (“ESP”) to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement in the absence of vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”). We determine the selling price in multiple-element arrangements using VSOE or TPE if available. VSOE is determined based on the price charged for the same deliverable when sold separately and TPE is established based on the price charged by our competitors or third parties for the same deliverable. If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating total arrangement consideration among the elements by considering several internal and external factors such as, but not limited to, historical sales of similar products, costs incurred to manufacture the product and normal profit margins from the sale of similar products, geographical considerations and overall pricing practices.
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
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the 2011, 2010 and 2009 periods, we received subsidies of $5.3 million, $5.4 million and $6.7 million, respectively, from European governments for technological developments for semiconductor and life science equipment. Subsidies have decreased due to lower project spending in 2011 compared to 2010.
Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $3.2 million, $2.4 million and $2.4 million in 2011, 2010 and 2009, respectively.

Restructuring, Reorganization, Relocation and Severance Costs
Restructuring, reorganization, relocation and severance costs are recognized and recorded at fair value as incurred. Such costs include severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites. Also included are certain period costs to move our existing supply chain, as well as migration of certain IT systems to new platforms. Changes in our estimates could occur, and have occurred, due to fluctuations in exchange rates, the sublease of unused space, unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions. See Note 14 of the Notes to the Consolidated Financial Statements for additional information.
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
Foreign Currency Translation
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
Assets and liabilities of foreign subsidiaries are denominated in a foreign currency, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date. Gains and losses resulting from the translation of assets, liabilities and equity are included in accumulated other comprehensive income on the consolidated balance sheet. Transactions representing revenues, costs and expenses are translated using an average rate of exchange for the period, and the related gains and losses are reported as other income (expense) on our consolidated statement of operations.

NOTE 2.	NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance
ASU 2010-06
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures were required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which was required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not have any effect on our financial position, results of operations or cash flows. All required disclosures are included in Note 22 of the Notes to the Consolidated Financial Statements.

ASU 2011-08
In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment", which allows an entity to perform a qualitative assessment of the fair value of the reporting unit before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit's fair value is greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this standard for our annual impairment test in the fourth quarter of 2011 and the adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.
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
ASU 2011-05 and ASU 2011-12
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
In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" which defers the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements pending further deliberation by the FASB.
These ASUs require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of these standards to have a material effect on our financial position, results of operations or cash flows, although it will change our financial statement presentation.
ASU 2011-11
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity's rights of offset associated with its financial instruments and derivative instruments. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact the adoption of this standard will have on our financial position, results of operations and cash flows.

NOTE 3.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2011			2010			2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$103,637	38,384	$2.70	$53,548	38,083	$1.41	$22,644	37,537	$0.60
Dilutive effect of 2.875% convertible debt	1,808	3,033	(0.15)	2,270	3,223	(0.05)	—	—	—
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	630	(0.04)	—	431	(0.02)	—	368	—
Diluted EPS	$105,445	42,047	$2.51	$55,818	41,737	$1.34	$22,644	37,905	$0.60
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Year Ended December 31,
	2011	2010	2009
Convertible debt	—	—	3,407
Stock options	358	953	961
Restricted stock units	322	477	—

NOTE 4.	FACTORING OF ACCOUNTS RECEIVABLE
In 2011 and 2010, we entered into agreements under which we sold a total of $0.1 million and $10.3 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our Consolidated Statements of Operations as other expense.

NOTE 5.	INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2011	2010
Raw materials and assembled parts	$68,105	$57,043
Service inventories, estimated current requirements	13,978	11,581
Work-in-process	66,275	55,279
Finished goods	33,652	32,061
Total current inventories	$182,010	$155,964
Non-current inventories	$57,575	$47,976

NOTE 6.	INVESTMENTS
Investments held consisted of the following (in thousands):

	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Available for sale marketable securities:
Agency bonds(1)	$58,508	$27	$(2)	$58,533
Commercial paper	5,000	—	—	5,000
Certificates of deposit	3,207	4	—	3,211
Total available for sale marketable securities	66,715	31	(2)	66,744
Trading Securities:
Equity securities - mutual funds	2,810	—	—	2,810
Cost Method Investments(2)	608	—	—	608
Total Investments	$70,133	$31	$(2)	$70,162

	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Available for sale marketable securities:
U.S. Government-backed securities	$68,495	$2	$—	$68,497
Agency bonds(1)	5,000	—	—	5,000
Certificates of deposit	6,324	—	(2)	6,322
Total available for sale marketable securities	79,819	2	(2)	79,819
Trading Securities:
Equity securities - mutual funds	2,750	119	—	2,869
Cost Method Investments(2)	608	—	—	608
Total Investments	$83,177	$121	$(2)	$83,296

(1)	Agency bonds are securities backed by U.S. government-sponsored entities.

(2)	Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.
Realized gains and losses on sales of marketable debt securities were insignificant in 2011, 2010 and 2009.
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
For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess whether impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. At December 31, 2011 and 2010, we had $0.6 million and $0.6 million in cost-method investments on our balance sheet. Refer to Note 22 the Notes to the Consolidated Financial Statements for additional information.

Investments were included in the following captions on the balance sheet as follows (in thousands):

	December 31, 2011				December 31, 2010
	Short-term investments	Long-term investments	Other assets	Total	Short-term investments	Long-term investments	Other assets	Total
Available for sale marketable securities:
U.S. Government-backed securities	$—	$—	$—	$—	$35,989	$32,508	$—	$68,497
Agency bonds	8,002	50,531	—	58,533	5,000	—	—	5,000
Commercial paper	5,000	—	—	5,000	—	—	—	—
Certificates of deposit	3,211	—	—	3,211	3,037	3,285	—	6,322
Total fixed maturity securities	16,213	50,531	—	66,744	44,026	35,793	—	79,819
Equity Securities:
Mutual funds	—	2,810	—	2,810	—	2,869	—	2,869
Cost Method Investments	—	—	608	608	—	—	608	608
Total Investments	$16,213	$53,341	$608	$70,162	$44,026	$38,662	$608	$83,296
Contractual maturities or expected liquidation dates of available-for-sale fixed maturity securities at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$16,207	$16,213
Due in 1-5 years	50,508	50,531
Total	$66,715	$66,744

NOTE 7.	AUCTION RATE SECURITIES CALL AND REDEMPTION, SETTLEMENT OF THE PUT RIGHT AND UBS CREDIT FACILITY REPAYMENT
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
The net amount recorded as a component of other income (expense), net related to the ARS and the Put Right was zero in 2011 and totaled $26,000 and $0.5 million in 2010 and 2009, respectively.

NOTE 8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$7,780	$7,780
Buildings and improvements	21,478	21,216
Leasehold improvements	11,296	9,616
Machinery and equipment	81,046	79,901
Demonstration systems	29,899	26,208
Other fixed assets	40,343	31,680
Gross property, plant and equipment	191,842	176,401
Accumulated depreciation	(106,760)	(95,720)
Total property, plant and equipment, net	$85,082	$80,681

NOTE 9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Year Ended December 31,
	2011	2010
Balance, beginning of period	$44,800	$44,615
Additions	13,272	—
Goodwill adjustments	(19)	185
Balance, end of period	$58,053	$44,800
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.
On November 14, 2011, we acquired 100% of the outstanding shares of TILL Photonics, a manufacturer of sophisticated, high resolution, digital light microscopes and high speed imaging systems for live cell fluorescence microscopy located in Munich, Germany. The total purchase price of the acquisition was $20.4 million, which included a contingent payment obligation of $1.5 million which will be paid upon achievement of certain performance criteria. We believe this performance criteria will be met and the full contingent payment will be made. We paid $0.4 million in transaction costs related to the acquisition. These costs were expensed as incurred and are included in the selling, general and administrative line on our Consolidated Statements of Operations.
The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of November 14, 2011. The fair value of net tangible assets acquired was $2.6 million and the fair value of intangible assets acquired was $4.5 million. The acquired intangible assets consisted primarily of developed technology of $2.3 million and in-process research and development of $2.0 million. Both of these intangible asset classes have a weighted-average amortization period of 5.5 years. The excess of the purchase price over the fair value of the net assets acquired of $13.3 million was recorded as goodwill in our Life Sciences segment.
The goodwill arising from the acquisition of TILL Photonics is primarily related to expected future cash flows from synergies related to a correlative light and electron microscopy solution that is currently being developed. None of the goodwill from this acquisition is tax deductible. The operating results of TILL Photonics have been included in the Life Sciences segment prospectively from the date of acquisition. For the fiscal year ended December 31, 2011, TILL Photonics contributed $1.2 million of revenue and a net loss of $0.1 million to our consolidated financial results.
On January 9, 2012, we acquired 100% of the outstanding shares of ASPEX Corporation, a manufacturer of durable scanning electron microscopes for industrial applications. The total purchase price of the acquisition was $30.5 million. As of the date of this filing, the allocation of the purchase price is in process and, accordingly, the applicable disclosures cannot be made.
Pro forma disclosures have not been provided for either acquisition as both are insignificant individually and in the aggregate.

Other Intangible Assets
Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. Patents, trademarks and other are amortized under the straight-line method over their useful lives of 2 to 15 years. Note issuance costs are amortized over the life of the related debt, which is 7 years.
Asset Impairment Charges
As part of our annual impairment test of long-lived intangible assets performed in the fourth quarter of 2011, we determined that the carrying value of certain intellectual property was not recoverable as we no longer intend to use the associated technology. As a result, we recorded an impairment charge of $1.4 million to write-off the remaining net book value of the intellectual property. The impairment loss is recorded within the selling, general and administrative expense line of our Consolidated Statements of Operations and is reported under the Materials Science market segment.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	December 31,
	2011	2010
Patents, trademarks and other	$10,199	$7,758
Accumulated amortization	(3,756)	(3,995)
Net patents, trademarks and other	6,443	3,763
Note issuance costs	2,445	2,445
Accumulated amortization	(1,950)	(1,600)
Net note issuance costs	495	845
Total intangible assets included in other long-term assets	$6,938	$4,608
Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Purchased technology	$—	$358	$638
Patents, trademarks and other	1,400	1,167	1,129
Note issuance costs	350	497	652
Total amortization expense	$1,750	$2,022	$2,419
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Note Issuance Costs	Total
2012	$1,448	$350	$1,798
2013	1,309	146	1,455
2014	1,220	—	1,220
2015	1,162	—	1,162
2016	953	—	953
Thereafter	351	—	351
Total future amortization expense	$6,443	$496	$6,939

NOTE 10.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. In connection with this loan agreement, we incurred loan origination fees which are being amortized as additional interest expense over the term of the loan.
The Credit Agreement contains quarterly commitment fees that vary based on borrowings outstanding.
The revolving loans under the Credit Agreement will generally bear interest, at our option, at either (i) the alternate base rate, which is defined as a rate per annum equal to the higher of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, and (c) the LIBO Rate for an Interest Period of one month plus 1.50%, or (ii) a floating per annum rate based on LIBOR (based on one, two, three or six-month interest periods) plus a margin equal to between 1.00% and 2.00%, depending on our leverage ratio as of the fiscal quarter most recently ended. A default interest rate shall apply on all obligations during an event of default under the Credit Agreement, at a rate per annum equal to 2.00% above the applicable interest rate. Revolving loans may be borrowed, repaid and reborrowed and voluntarily prepaid at any time without premium or penalty.
The obligations under the Credit Agreement are guaranteed by our present and future material domestic subsidiaries. In addition, obligations outstanding under the Credit Agreement are secured by substantially all of our assets and the assets of our material domestic subsidiaries.
The Credit Agreement contains customary covenants for a credit facility of this size and type, that include, among others, covenants that limit our ability to incur indebtedness, create liens, merge or consolidate, dispose of assets, make investments, enter into swap agreements, pay dividends or make distributions, enter into transactions with affiliates, enter into restrictive agreements and enter into sale and leaseback transactions. The Credit Agreement provides for financial covenants that require us to maintain a minimum interest coverage ratio and limit the maximum leverage that we can maintain at any one time.
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
As of December 31, 2011, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
Japanese Bank Borrowing Facility
We also have a ¥50.0 million unsecured and uncommitted bank borrowing facility in Japan and various limited facilities in select foreign countries. No amounts were outstanding under any of these facilities as of December 31, 2011.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

December 31, 2011
Guarantees and letters of credit outstanding	$66,777
Amount secured by restricted cash deposits:
Current	$22,564
Long-term	43,669
Total secured by restricted cash	$66,233

NOTE 11.	WARRANTY RESERVES
The following is a summary of warranty reserve activity (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of period	$8,648	$7,477	$6,439
Reductions for warranty costs incurred	(8,991)	(7,958)	(9,751)
Warranties issued	12,229	9,137	10,727
Translation and changes in estimates	(203)	(8)	62
Balance, end of period	$11,683	$8,648	$7,477

NOTE 12.	CONVERTIBLE NOTES
2.875% Convertible Subordinated Notes
On May 19, 2006, we issued $115.0 million aggregate principal amount of convertible subordinated notes. The interest rate on the notes is 2.875%, payable semi-annually. The notes are due on June 1, 2013, are subordinated to all previously existing and future senior indebtedness, and are effectively subordinated to all indebtedness and other liabilities of our subsidiaries. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $3.1 million and is recorded on our balance sheet in other long-term assets and is being amortized over the life of the notes. The amortization of these costs totals $0.1 million per quarter and is reflected as additional interest expense in our Consolidated Statements of Operations.
We redeemed the following amounts of our 2.875% Convertible Subordinated Notes:

Date	Amount Redeemed	Redemption Price	Redemption Discount	Related Note Issuance Costs Written Off
February 2009	$15,000,000	86.50%	$2,025,000	$250,154
June 24, 2010	7,940,000	98.90	89,325	90,904
June 29, 2010	1,200,000	99.00	12,000	13,703
July 8, 2010	1,848,000	99.25	13,860	20,546
Total for 2010	10,988,000		115,185	125,153
Total	$25,988,000		$2,140,185	$375,307
During 2011, one of our note holders converted a $1,000 note into 34 shares of FEI common stock. The remaining $89.0 million of convertible notes outstanding at December 31, 2011 are convertible into 3,032,743 shares of our common stock, at the note holder’s option, at a price of $29.35 per share.

NOTE 13.	INCOME TAXES
Income before income taxes included the following components (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S.	$14,189	$6,930	$10,544
Foreign	108,676	45,292	17,117
Total	$122,865	$52,222	$27,661

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$7,767	$5,303	$—
State	395	551	483
Foreign	18,559	2,415	6,914
Total current income tax expense	26,721	8,269	7,397
U.S. deferred benefit	(6,266)	(9,001)	—
Foreign deferred benefit	(1,227)	(594)	(2,380)
Income tax expense (benefit)	$19,228	$(1,326)	$5,017
The effective income tax rate applied to net income varied from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax expense at U.S. federal statutory rates	$43,003	$18,278	$9,681
Increase (decrease) resulting from:
State income taxes, net of federal benefit	723	551	890
Foreign tax benefit	(20,515)	(3,859)	(1,466)
Research and experimentation benefit	(2,908)	(1,065)	(1,225)
Foreign tax credit benefit	(4,465)	—	—
Tax audit settlements and lapses of statutes of limitations	(509)	1,097	(1,328)
Stock compensation	1,683	1,565	465
Non-deductible items	1,597	2,788	1,250
Release of valuation allowance	—	(20,400)	(3,886)
Other	619	(281)	636
Income tax expense (benefit)	$19,228	$(1,326)	$5,017
Our 2011 tax expense reflected taxes accrued in the U.S. and foreign jurisdictions, and included a $12.4 million benefit relating to an agreement with The Netherlands to tax profits from intellectual property at a reduced rate. This benefit was partially offset by an increase of unrecognized tax benefits for positions taken on current and prior year returns.
Our income tax benefit of approximately $1.3 million in 2010 primarily resulted from benefits related to the release of valuation allowance recorded against U.S. deferred tax assets and liabilities for unrecognized tax benefits, offset by taxes accrued in both the U.S. and foreign tax jurisdictions. As a result of a mutual agreement between the U.S. and The Netherlands taxing authorities regarding various transfer pricing issues related to our operations, during the second quarter of 2010, we released valuation allowance and tax reserves of $47.9 million, of which $12.5 million was recorded as a benefit to shareholder’s equity. The remaining $35.4 million of tax benefit was offset by tax expense of $18.1 million to recognize the impact of our new transfer pricing methodology in prior periods.
Our tax expense in 2009 primarily reflected taxes on foreign earnings, offset by the release of valuation allowance recorded against net operating loss deferred tax assets utilized to offset income earned in the U.S.
Current taxes payable were reduced for tax benefits recorded to common stock and related to stock compensation of $2.9 million, $12.1 million and zero, respectively, in 2011, 2010 and 2009.

Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets – current	$18,899	$11,505
Deferred tax assets – non-current	934	1,072
Other current liabilities	(18)	(64)
Deferred tax liabilities – non-current	(6,607)	(4,106)
Net deferred tax assets	$13,208	$8,407
Valuation allowance	$2,216	$2,123
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accrued liabilities and reserves	$16,254	$11,832
Revenue recognition	4,284	4,096
Tax credit and loss carryforwards	3,295	1,971
Fixed assets and intangibles	392	499
Unrealized investment	4,618	1,471
Stock compensation	1,718	2,807
Other assets	1,635	1,584
Gross deferred tax assets	32,196	24,260
Valuation allowance	(2,216)	(2,123)
Net deferred tax assets	29,980	22,137
Deferred tax liabilities:
Fixed assets and intangibles	(8,245)	(5,589)
Revenue recognition	(4,882)	(4,053)
Other liabilities	(3,645)	(4,088)
Total deferred tax liabilities	(16,772)	(13,730)
Net deferred tax assets	$13,208	$8,407
Deferred tax (benefit) expense of ($3.0) million, $0.4 million and $0.1 million was recorded in other comprehensive income in 2011, 2010 and 2009, respectively.
As of December 31, 2011 and 2010, our valuation allowance on deferred tax assets totaled $2.2 million and $2.1 million, respectively. In assessing the realizability of deferred tax assets, we utilize a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment.
Research and development tax credit carryforwards as of December 31, 2011 were $2.2 million and expire between 2012 and 2016. Alternative minimum tax credit carryforwards as of December 31, 2011 were $0.7 million and do not expire.
As of December 31, 2011, U.S. income taxes have not been provided for approximately $166.9 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries.

Unrecognized Tax Benefits and Other Tax Contingencies
A rollforward of our unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits, beginning of period	$7,156	$20,150	$18,367
Increases for tax positions taken in current period	542	4,461	2,648
Increases for tax positions taken in prior periods	10,502	663	846
Decreases for tax positions taken in prior periods	(1,723)	—	(383)
Decreases for lapses in statutes of limitations	(436)	(1,548)	(398)
Decreases for settlements with taxing authorities	—	(16,570)	(930)
Unrecognized tax benefits, end of period	$16,041	$7,156	$20,150
The increase in unrecognized tax benefits in 2011 was primarily due to uncertainty surrounding various tax credits.
The decrease for settlements with taxing authorities in 2010 primarily related to receiving confirmation that the U.S. and The Netherlands taxing authorities had entered into a mutual agreement on various transfer pricing issues related to our operations.
Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

	December 31,
	2011	2010
Other current liabilities	$258	$639
Other liabilities	8,335	6,517
Unrecognized tax benefits recorded in liabilities	$8,593	$7,156
The entire balance of unrecognized tax benefits, if recognized, would reduce our effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits could decrease, in the next 12 months, between zero and $0.3 million due to lapses of statutes of limitations and as the result of settlements with taxing authorities.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accruals for interest and penalties of $1.4 million and $1.2 million as of December 31, 2011 and 2010, respectively.
Tax expense included the following relating to interest and penalties (in thousands):

	Year Ended December 31,
	2011	2010	2009
Benefit for lapses of statutes of limitations and settlement with taxing authorities	$(124)	$(1,583)	$(433)
Accruals for current and prior periods	293	626	944
Total interest and penalties	$169	$(957)	$511
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of December 31, 2011:

Jurisdiction	Open Tax Years
U.S.	2007 and forward
The Netherlands	2006 and forward
Czech Republic	2009 and forward

NOTE 14.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
Manufacturing Transfer
In 2008 we entered into an arrangement to outsource aspects of our manufacturing processes. In 2011, we notified our largest contract manufacturer, accounting for approximately 10% of our revenue, that we plan to terminate the arrangement and to take over the manufacturing process. The termination contract was signed during the fourth quarter of 2011 and will be executed during the first quarter of 2012. We incurred $2.1 million of costs associated with the termination of the outsourcing arrangement.
April 2010 Restructuring
On April 12, 2010, we announced a restructuring program to consolidate the manufacturing of our small DualBeam product line by relocating manufacturing activities currently performed at our facility in Eindhoven, The Netherlands to our facility in Brno, Czech Republic. The balance of our small DualBeam product line is already based in Brno. The move, which has been substantially completed, resulted in severance costs, costs to transfer the product line, costs to train Brno employees and costs to build-out the existing Brno facility to add capacity for the additional small DualBeam production. In addition to the product line move, the April 2010 restructuring plan involved organizational changes designed to improve the efficiency of our finance, research and development and other corporate programs and improve our market focus. Costs incurred in connection with this plan were related to the consolidation of the manufacturing of our small DualBeam product line in Brno.
Information for costs related to the April 2010 restructuring plan is as follows (in thousands):

	Year Ended December 31,
Costs Incurred	2011	2010	Life of Plan
Severance costs related to work force reduction and reorganization	$184	$6,433	$6,617
Product line transfer, training of Brno employees and facility build-out in Brno	963	872	1,835
Total costs incurred	$1,147	$7,305	$8,452
All of the costs incurred resulted in cash expenditures. We do not expect to incur significant additional costs associated with this plan.
April 2008 Restructuring
Our April 2008 restructuring plan was related to improving the efficiency of our operations and improving the currency balance in our supply chain so that more of our costs are denominated in dollar or dollar-linked currencies. Also included in these costs were amounts related to IT system upgrades, which were expected to increase the efficiency of our manufacturing operations. These activities reduced operating expenses, improved our factory utilization and helped to offset the effect of currency fluctuations on our cost of goods sold. The main activities and related costs are described in the table below.
The April 2008 restructuring plan was completed in 2010. Total costs incurred related to this plan were $11.6 million. In 2010 and 2009, we incurred $3.8 million and $3.5 million, respectively, under the April 2008 restructuring plan and incurred no additional costs related to this plan in 2011. All of the costs resulted in cash expenditures and we do not expect to incur any additional costs under this plan.
A summary of the expenses related to our April 2008 restructuring plan is as follows:

Costs Incurred	Life of Plan
Severance costs related to work force reduction	$ 3.3 million
Transfer of manufacturing and other activities	0.3 million
Shift of supply chain	5.9 million
IT system upgrades	2.1 million

Restructuring, Reorganization, Relocation and Severance Accrual
The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Year Ended December 31, 2011	Product line transfer and training of Brno employees	Severance, outplacement and related benefits for terminated employees	IT system upgrades	Abandoned leases, leasehold improvements and facilities	Manufacturing transfer	Total
Beginning accrued liability	$—	$4,832	$20	$32	$—	$4,884
Charged to expense, net	963	184	—	(32)	2,100	3,215
Expenditures	(963)	(5,083)	—	—	—	(6,046)
Write-offs and adjustments	—	180	(20)	—	—	160
Ending accrued liability	$—	$113	$—	$—	$2,100	$2,213

Year Ended December 31, 2010	Product line transfer and training of Brno employees	Severance, outplacement and related benefits for terminated employees	Transfer of manufacturing and related activities and shift of supply chain	IT system upgrades	Abandoned leases, leasehold improvements and facilities	Total
Beginning accrued liability	$—	$—	$—	$—	$32	$32
Charged to expense, net	872	6,777	1,312	2,106	—	11,067
Expenditures	(872)	(2,342)	(1,312)	(2,086)	—	(6,612)
Write-offs and adjustments	—	397	—	—	—	397
Ending accrued liability	$—	$4,832	$—	$20	$32	$4,884

Year Ended December 31, 2009	Product line transfer and training of Brno employees	Severance, outplacement and related benefits for terminated employees	Transfer of manufacturing and related activities and shift of supply chain	IT system upgrades	Abandoned leases, leasehold improvements and facilities	Total
Beginning accrued liability	$—	$221	$—	$—	$19	$240
Charged to expense, net	—	94	3,336	—	26	3,456
Expenditures	—	(288)	(3,339)	—	(10)	(3,637)
Write-offs and adjustments	—	(27)	3	—	(3)	(27)
Ending accrued liability	$—	$—	$—	$—	$32	$32

NOTE 15.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Legal Matters
In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) in the District Court in Tokyo alleging infringement of five patents. Hitachi's complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan. Three of the patents in the infringement case expired in June 2010, September 2010 and August 2011, respectively, and, as a consequence, Hitachi dropped those patents from the permanent injunction case. FEI Japan has filed actions with the Japanese Patent Office to invalidate three of the five patents from that case. The Japanese Patent Office upheld one of the patents and FEI Japan has filed an appeal of such decision with the Intellectual Property High Court ("IP High Court"). The other two invalidation proceedings remain pending.

Hitachi filed three complaints in the District Court of Tokyo for past damages on the three expired patents from the permanent injunction case in the amounts of ¥2.5 billion, ¥1.3 billion and ¥2.8 billion in July 2010, September 2010 and August 2011, respectively (this includes damages claimed but not yet asserted in the litigation). Hitachi has also filed a complaint seeking a preliminary injunction relating to one of the five patents that were the subject of the permanent injunction case. Although the District Court ruled in favor of the preliminary injunction in June 2011, such ruling did not have a material effect on our business because FEI Japan was able to resume sales of the enjoined products in September 2011 when Hitachi withdrew the preliminary injunction due to the expiration of the patent upon which the injunction was based.
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
In July 2011, we were notified by the Korea Trade Commission (“KTC”) that, in response to a request by Hitachi, the KTC had initiated an investigation of two products we import and sell in Korea that allegedly infringe a Hitachi South Korean patent. Such investigation remains on-going.
We believe that we have meritorious defenses to Hitachi's claims, and intend to vigorously defend our interests in these matters. In management's opinion, the resolution of the Hitachi cases, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. We are currently in discussions with Hitachi to settle these matters. Based on the information available to us at this time and our current analysis of this information, we have recorded a contingent accrual of $5.3 million related to these matters. This charge is reflected in our financial results for 2011. By its nature, this reserve is based on estimates and may increase or decrease in the future as these matters develop further and new information or analysis becomes available. Further, the actual costs associated with settling these matters, and any judgments that could result from litigation on these matters, may be greater or less than the amount of any reserve we record. Legal fees associated with this claim are expensed as incurred.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $79.4 million at December 31, 2011. These commitments expire at various times through the fourth quarter of 2013.

NOTE 16.	LEASE OBLIGATIONS
We have operating leases for certain of our manufacturing and administrative facilities that extend through 2018. The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs as well as renewal options at current market rates.
Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.5 million in 2011, $7.2 million in 2010 and $7.2 million in 2009.
The approximate future minimum rental payments due under these agreements as of December 31, 2011, were as follows (in thousands):

Minimum Rental Payment
2012	$7,747
2013	6,908
2014	6,236
2015	4,118
2016	4,204
Thereafter	8,677
Total	$37,890

NOTE 17.	SHAREHOLDERS’ EQUITY
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
PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2011, 2010 or 2009 to Philips under this agreement. As of December 31, 2011, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.
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
During 2011 we repurchased 1,654,400 shares for a total of $50.0 million, or an average of $30.19 per share and during 2010 we repurchased 205,300 shares for a total of $4.9 million or an average of $23.66 per share. As of December 31, 2011, 2,140,300 shares remained available for purchase pursuant to this plan.

NOTE 18.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). At our 2011 annual meeting of shareholders, which was held on May 12, 2011, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 3,200,000 to 3,450,000.
Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of FEI common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 1,000 shares by each employee during any two consecutive offering periods.

A total of 211,756 shares were purchased pursuant to the ESPP during 2011 at a weighted average purchase price of $25.77 per share, which represented a weighted average discount of $13.76 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2011, 769,596 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.
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
We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, restricted stock units (“RSUs”), performance RSUs and restricted shares. The Board of Directors’ ability to grant options under either the 1995 Plan or the 1995 Supplemental Plan will terminate, if the plans are not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed, or earlier, at the discretion of the Board of Directors.
The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

December 31, 2011
Shares available for grant	2,331,311
Shares of common stock reserved for issuance	4,112,919
The following table sets forth certain information regarding all options outstanding and exercisable:

	December 31, 2011
	Options Outstanding	Options Exercisable
Number	924,028	314,984
Weighted average exercise price	$28.13	$21.71
Aggregate intrinsic value	$ 11.7 million	$ 6.0 million
Weighted average remaining contractual term	4.9 years	2.6 years
The following table sets forth certain information regarding all RSUs nonvested and vested and expected to vest:

	December 31, 2011
	RSUs Nonvested	RSUs Vested and Expected to Vest
Number	857,582	787,454
Weighted average grant date per share fair value	$31.00	$31.34
Aggregate intrinsic value	$35.0 million	$ 32.1 million
Weighted average remaining term to vest	1.8 years	1.8 years
As of December 31, 2011, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $30.8 million, which will be recognized over the weighted average remaining vesting period of 2.1 years.

Activity under these plans was as follows (share amounts in thousands):

	Year Ended December 31, 2011
	Shares Subject to Options	Weighted Average Exercise Price
Balance, beginning of period	1,499	$23.27
Granted	304	38.45
Forfeited	(21)	24.70
Expired	(37)	32.90
Exercised	(821)	22.98
Balance, end of period	924	28.13

	Year Ended December 31, 2011
	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balance, beginning of period	821	$24.97
Granted	401	38.70
Forfeited	(52)	25.16
Vested	(312)	25.99
Balance, end of period	858	31.00
Performance RSU
In 2011, our Compensation Committee approved performance-based restricted stock units to our Chief Executive Officer. The number of restricted stock units ultimately received depends on our business performance against specified performance targets set by the Compensation Committee. If the performance criteria are satisfied, the performance based restricted stock units will be granted following the public announcement of FEI's financial results for 2012. One-third of the units will vest upon grant, one-third will vest on the one-year anniversary of grant and the remaining one-third will vest on the two-year anniversary of grant.
Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value of stock options granted	$11,703	$6,516	$6,479
Weighted average grant-date fair value of restricted stock units	15,499	7,830	7,939
Total intrinsic value of stock options exercised	10,550	554	653
Fair value of restricted stock units vested	8,120	7,587	6,829
Cash received from stock options exercised and shares purchased under all stock-based arrangements	24,382	7,983	6,871
Tax benefit realized for stock options	2,918	12,084	—
Our stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales	$1,511	$1,211	$1,352
Research and development	1,873	1,538	1,312
Selling, general and administrative	7,727	7,733	7,935
Total stock-based compensation	$11,111	$10,482	$10,599
Stock-based compensation costs related to inventory or fixed assets were not significant in the years ended December 31, 2011, 2010 and 2009.

Stock-Based Compensation Assumptions
The following weighted average assumptions were used in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.06% - 2.02%	0.14% - 2.27%	0.14% - 2.35%
Dividend yield	—%	—%	—%
Expected term:
Option plans	5.5 - 5.7 years	5.6 - 5.9 years	5.2 years
Employee share purchase plan	6 months	6 months	6 months
Volatility	36% - 55%	31% - 51%	44% - 51%
Discount for post vesting restrictions	—%	—%	—%
The risk-free rate used is based on the U.S. Treasury yield over the expected term of the options granted. The expected term for options is estimated based on historical exercise data and for the ESPP, it is based on the life of the purchase period. The expected volatility is calculated based on the historical volatility of our common stock.

NOTE 19.	EMPLOYEE BENEFIT PLANS
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
Employees in The Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. We are responsible for the employer contributions to this fund, but are not obligated to make additional payments to cover any underfunded portions. Pension costs relating to this multi-employer plan were $4.7 million, $6.0 million and $6.8 million in 2011, 2010 and 2009, respectively.
Outside the U.S. and The Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.
Plan costs for our defined contribution plans outside the U.S. and The Netherlands totaled $2.2 million in 2011, $1.4 million in 2010 and $1.5 million in 2009.
Plan costs for our defined benefit pension plans were $0.1 million in 2011, $0.1 million in 2010 and $0.5 million in 2009. Obligations under the defined benefit pension plans are not funded. A liability for the projected benefit obligations of these plans of $1.7 million and $1.8 million was included in other non-current liabilities as of December 31, 2011 and 2010, respectively. Unrealized gains recorded in other comprehensive income related to the additional minimum pension liability for these plans were insignificant in 2011, 2010 and 2009. Due to the immateriality of these defined benefit pension plan costs, we have not included all required disclosures.
Profit Share and Variable Compensation Programs
We maintain an Employee Profit Share Plan and a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the Board of Directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors. The total cost of these plans was $24.7 million in 2011, $12.5 million in 2010 and $6.1 million in 2009.

Profit Sharing 401(k) Plan
We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $1.5 million in 2011, $1.5 million in 2010 and $1.3 million in 2009 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock.
Deferred Compensation Plan
We maintain a deferred compensation plan (the “Plan”), which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2011 and 2010, the invested amounts under the Plan totaled $2.8 million and $2.9 million, respectively, and were recorded on our balance sheets as non-current investments in marketable securities and as a long-term liability to recognize undistributed amounts due to employees.

NOTE 20.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during 2011 were as follows:

•	one of the members of our Board of Directors is a director of Applied Materials, Inc.;

•	one of the members of our Board of Directors serves on the Board of Directors of Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of our named executive officers serves on the Board of Directors of Schneeberger, Inc.; and

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV.
Transactions with these related parties were as follows (in thousands):

	Year Ended December 31,
Sales to Related Parties	2011	2010	2009
Product sales:
Applied Materials, Inc.	$3,594	$343	$578
Lattice Semiconductor Corporation	122	—	—
Total product sales to related parties	3,716	343	578
Service sales:
Applied Materials, Inc.	459	390	266
Cascade Microtech, Inc.	39	31	14
Total service sales to related parties	498	421	280
Total sales to related parties	$4,214	$764	$858

Purchases from Related Parties
Schneeberger, Inc.	$2,485	$2,958	$3,223
TMC BV	109	77	227
Cascade Microtech, Inc.	1	—	12
Total purchases from related parties	$2,595	$3,035	$3,462

Amounts due from (to) related parties were as follows (in thousands):

December 31, 2011
Applied Materials, Inc.	$52
Cascade Microtech, Inc.	13
Lattice Semiconductor Corporation	121
Schneeberger, Inc.	(368)
TMC BV	(104)
Due to related parties, net	$(286)

NOTE 21.	SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We report our segments based on a market-focused organization. Our segments are: Electronics, Materials Science (formerly Research and Industry), Life Sciences and Service and Components.
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Year Ended December 31,
	2011	2010	2009
Sales to External Customers:
Electronics	$259,730	$222,795	$126,417
Materials Science	292,092	182,430	231,462
Life Sciences	102,777	74,555	81,824
Service and Components	171,827	154,442	137,641
Total	$826,426	$634,222	$577,344
Gross Profit:
Electronics	$137,032	$111,925	$61,656
Materials Science	125,891	74,718	97,317
Life Sciences	47,101	30,566	28,422
Service and Components	57,342	52,055	42,109
Total	$367,366	$269,264	$229,504

	December 31, 2011	December 31, 2010
Goodwill:
Electronics	$18,115	$18,122
Materials Science	17,991	17,998
Life Sciences	16,895	3,624
Service and Components	5,052	5,056
Total	$58,053	$44,800
Total Assets:
Electronics	$121,311	$174,512
Materials Science	180,607	111,874
Life Sciences	67,445	40,604
Service and Components	158,542	143,080
Corporate and Eliminations	562,004	514,352
Total	$1,089,909	$984,422

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
None of our customers represented 10% or more of our total sales during 2011, 2010 or 2009.
Geographical Information
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. We evaluate geographical performance for three regions: U.S. and Canada, Europe and the Asia-Pacific Region and Rest of World. Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The following table summarizes sales by geographic region (in thousands):

	Year Ended December 31,
	2011			2010			2009
	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total
U.S. and Canada	$179,126	$78,118	$257,244	$131,283	$72,719	$204,002	$134,919	$63,718	$198,637
Europe	206,994	54,319	261,313	160,927	46,467	207,394	166,581	45,226	211,807
Asia-Pacific Region and Rest of World	268,479	39,390	307,869	187,570	35,256	222,826	138,203	28,697	166,900
Consolidated net sales	$654,599	$171,827	$826,426	$479,780	$154,442	$634,222	$439,703	$137,641	$577,344
Our long-lived assets were geographically located as follows (in thousands):

	December 31, 2011	December 31, 2010
United States	$49,284	$50,747
The Netherlands	21,674	18,817
Other	23,825	17,264
Total	$94,783	$86,828

NOTE 22.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
Agency bonds	$—	$58,533	$—	$58,533
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	3,211	—	3,211
Trading securities:
Equity securities – mutual funds	2,810	—	—	2,810
Derivative contracts, net	—	(13,967)	—	(13,967)
Total	$2,810	$52,777	$—	$55,587

December 31, 2010	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. Government-backed securities	$68,497	$—	$—	$68,497
Agency bonds	—	5,000	—	5,000
Certificates of deposit	—	6,322	—	6,322
Trading securities:
Equity securities – mutual funds	2,869	—	—	2,869
Derivative contracts, net	—	94	—	94
Total	$71,366	$11,416	$—	$82,782
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no changes to our valuation techniques during the year ended December 31, 2011.
We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.
Our fixed rate convertible debt outstanding was as follows (in thousands):

December 31, 2011
Fixed rate convertible debt on balance sheet	$89,011
Fair value of fixed rate convertible debt	130,900
The fair value of our fixed rate convertible debt is based on open market trades.

NOTE 23.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	December 31, 2011	December 31, 2010
Cash flow hedges	$193,000	$133,000
Balance sheet hedges	131,391	106,882
Total outstanding derivative contracts	$324,391	$239,882
The outstanding contracts at December 31, 2011 have varying maturities through the fourth quarter of 2013. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2011. In addition, there are no credit contingent features in our derivative instruments.

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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Foreign currency loss, inclusive of the impact of derivatives	$(2,222)	$(1,185)	$(3,553)
Cash Flow Hedges
We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up, generally, on a 24 month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro and the U.S. dollar/Czech koruna exchange rate. The zero cost collar contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.
These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of the effective portion of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. Gains and losses resulting from the ineffective portion of the hedge contracts, if any, are recognized as a component of net income. Gains and losses related to cash flow derivative contracts not designated as hedging instruments are recorded as a component of net income.
Summary
The fair value carrying amount of our derivative instruments was included in our balance sheet as follows (in thousands):

	Fair Value of Derivatives at		Fair Value of Derivatives at
	December 31, 2011		December 31, 2010
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in asset position	$—	$—	$3,763	$—
Foreign exchange contracts in liability position	—	7,252	—	2,010

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts in asset position	$1,668	$—	$333	$—
Foreign exchange contracts in liability position	—	8,383	—	1,992
The effect of derivative instruments was as follows (in thousands):

	Year Ended December 31,
Foreign Exchange Contracts in Cash Flow Hedging Relationships	2011	2010	2009
Amount of gain/(loss):
Recognized in OCI (effective portion)	$108	$(1,278)	$(765)
Reclassified from accumulated OCI into cost of sales (effective portion)	3,558	(1,939)	426
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	83	(117)	(1,270)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(6,181)	$(2,482)	$(1,667)

The unrealized gains at December 31, 2011 are expected to be reclassified to net income during the next 24 months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 24.	SUBSEQUENT EVENT
On January 9, 2012, we acquired 100% of the outstanding shares of ASPEX Corporation, a manufacturer of durable scanning electron microscopes for industrial applications. The total purchase price of the acquisition was $30.5 million. As of the date of this filing, the allocation of the purchase price is in process and, accordingly, the applicable disclosures cannot be made. Refer to Note 9 of the Notes to the Consolidated Financial Statements for additional information.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, which excluded TILL Photonics due to its recent acquisition, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.
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
We have audited FEI Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEI Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, FEI Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Portland, Oregon
February 17, 2012

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance Matters
Information required by this item will be included under the captions Governance, Code of Ethics, Proposal No. 1 Election of Directors, Meetings and Committees of the Board of Directors, Executive Officers, Membership of the Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated by reference herein.
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
Item 11. Executive Compensation
Information required by this item will be included under the captions Director Compensation, Executive Compensation, Compensation Discussion and Analysis for Named Executive Officers, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards for Fiscal Year Ended 2011, Outstanding Equity Awards at Fiscal Year End for Fiscal Year Ended 2011, Option Exercises and Stock Vested for Fiscal Year Ended 2011, Nonqualified Deferred Compensation for Fiscal Year Ended 2011, Potential Payments Upon Termination of Employment and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
Information required by this item will be included under the caption Proposal No. 4 Advisory Vote on the Appointment of Public Accounting Firm in our Proxy Statement for our 2012 Annual Meeting of Shareholders and is incorporated by reference herein.

PART IV

Item 15. Financial Statement Schedules and Exhibits
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

Exhibit No.	Description
3.1 (6)	Third Amended and Restated Articles of Incorporation

3.2 (8)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3 (12)	Amended and Restated Bylaws, as amended on February 18, 2009

4.1 (9)	Indenture, dated as of May 19, 2006, between the Company and The Bank of New York Trust Company, as trustee

4.2	Form of 2.875% Convertible Subordinated Note due 2013 (incorporated by reference to Annex A of Exhibit 4.1)

4.3 (10)
Registration Rights Agreement, dated as of May 19, 2006, among FEI Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Needham & Company, LLC, Thomas Weisel Partners LLC, D.A. Davidson & Co. and Merriman Curhan Ford & Co.

4.4 (8)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

10.1+ (17)	1995 Stock Incentive Plan, as amended

10.2+ (2)	1995 Supplemental Stock Incentive Plan

10.3+ (1)	Form of Incentive Stock Option Agreement

10.4+ (18)	Form of Nonstatutory Stock Option Agreement

10.5+	Employee Share Purchase Plan, as amended

10.6+	Amended and Restated Executive Change of Control and Severance Agreement by and between Dr. Don Kania and FEI Company

10.7+ (10)	Stand-alone Non-statutory Stock Option Agreement (for grant of 100,000 option shares outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.8+ (10)	Stand-alone Restricted Stock Unit Agreement (for grant of 25,000 units outside the 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.9+ (10)	Form of Restricted Stock Unit grant (for grant of 75,000 units to Dr. Kania within the 1995 Stock Incentive Plan)

10.10+ (3)	FEI Company Nonqualified Deferred Compensation Plan

10.11 (4)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

10.12 (5)	Master Agreement for the Acht facility, dated January 14, 2003

10.13+ (7)	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.14+	Description of Compensation of Non-Employee Directors

10.15+ (16)	2011 and 2012 FEI Management Variable Compensation Plan Program Summary Description

10.16+ (13)	Amendment to Offer Letter of Employment to Benjamin Loh, dated December 19, 2008

10.17 (11)
Credit Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, and each of the Lenders party thereto from time to time

10.18 (11)	Security and Pledge Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent

10.19 (14)
First Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of March 3, 2009, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

10.20+	Amended and Restated Form of Executive Change of Control and Severance Agreement

10.21+ (13)	Amendment to Offer Letter of Employment to Ray Link, dated December 10, 2008

10.22 (15)	Form of Credit Line Account Application and Agreement, dated as of March 25, 2009, by and between UBS Bank USA and FEI Company

10.23 (15)	Form of First Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009 by and among UBS Bank USA, FEI Company and UBS Financial Services, Inc.

10.24 (15)	Form of Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, executed by FEI Company

10.25 (15)	Form of Second Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, by and among UBS Bank USA, FEI Company and UBS Financial Services Inc.

10.26 (15)	Form of Important Notice on Interest Rates and Payments, dated as of March 25, 2009, executed by FEI Company

10.27 (19)
Second Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of April 26, 2011, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

14 (8)	Code of Business Conduct and Ethics

21	Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Registration Statement of Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to our Registration Statement on Form S-3, filed on April 23, 2001.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 5, 2009.

(16)	Incorporated by reference to our Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 20, 2010 and December 16, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011.

(18)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

(19)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2012	FEI COMPANY

	By	/s/ DON R. KANIA
Don R. Kania
Director, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2012:

Signature	Title

/s/ DON R. KANIA
Don R. Kania	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LAWRENCE A. BOCK
Lawrence A. Bock	Director

/s/ ARIE HUIJSER
Arie Huijser	Director

/s/ THOMAS F. KELLY
Thomas F. Kelly	Director

/s/ JAN C. LOBBEZOO
Jan C. Lobbezoo	Director

/s/ GERHARD H. PARKER
Gerhard H. Parker	Chairman of the Board

/s/ JAMES T. RICHARDSON
James T. Richardson	Director

/s/ RICHARD H. WILLS
Richard H. Wills	Director