Form 10-Q
period 2012-04-01
FEI CO
filed 2012-05-03
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of April 30, 2012 was 37,938,231.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	April 1, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$252,277	$320,361
Short-term investments in marketable securities	60,061	16,213
Short-term restricted cash	18,434	22,564
Receivables, net of allowances for doubtful accounts of $5,727 and $5,553	216,704	185,955
Inventories	194,051	182,010
Deferred tax assets	17,344	18,899
Other current assets	31,578	27,964
Total current assets	790,449	773,966
Non-current investments in marketable securities	33,010	53,341
Long-term restricted cash	32,611	43,669
Property, plant and equipment, net of accumulated depreciation of $111,101 and $106,760	96,711	85,082
Goodwill	80,503	58,053
Deferred tax assets	1,618	934
Non-current inventories	61,687	57,575
Other assets, net	25,849	17,289
Total Assets	$1,122,438	$1,089,909
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$58,039	$52,470
Accrued payroll liabilities	26,657	46,698
Accrued warranty reserves	11,902	11,683
Accrued agent commissions	11,930	9,005
Short-term deferred revenue	75,359	72,730
Income taxes payable	10,802	11,260
Accrued restructuring, reorganization, relocation and severance	2,265	2,213
Other current liabilities	47,600	48,623
Total current liabilities	244,554	254,682
Convertible debt	89,011	89,011
Long-term deferred revenue	23,819	23,423
Deferred tax liabilities	8,717	6,607
Other liabilities	14,430	19,372
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 37,935 and 37,866 shares issued and outstanding, no par value	496,644	493,698
Retained earnings	204,328	178,661
Accumulated other comprehensive income	40,935	24,455
Total Shareholders’ Equity	741,907	696,814
Total Liabilities and Shareholders’ Equity	$1,122,438	$1,089,909

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Net sales:
Products	$169,296	$155,064
Products - related party	48	968
Service and components	48,068	40,804
Service and components - related party	143	124
Total net sales	217,555	196,960
Cost of sales:
Products	87,338	83,595
Service and components	32,106	27,461
Total cost of sales	119,444	111,056
Gross profit	98,111	85,904
Operating expenses:
Research and development	22,722	17,940
Selling, general and administrative	41,323	35,782
Restructuring, reorganization, relocation and severance	—	285
Total operating expenses	64,045	54,007
Operating income	34,066	31,897
Other expense:
Interest income	571	492
Interest expense	(1,084)	(1,042)
Other, net	(1,550)	328
Total other expense, net	(2,063)	(222)
Income before income taxes	32,003	31,675
Income tax expense	6,336	9,363
Net income	$25,667	$22,312
Basic net income per share	$0.68	$0.58
Diluted net income per share	$0.63	$0.54
Shares used in per share calculations:
Basic	37,886	38,478
Diluted	41,518	42,101

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Net income	$25,667	$22,312
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	12,744	15,387
Change in unrealized (loss) gain on available-for-sale securities	(12)	1
Changes due to cash flow hedging instruments:
Net gain on hedge instruments	3,512	3,791
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	236	(740)
Comprehensive income	$42,147	$40,751

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net income	$25,667	$22,312
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,204	4,514
Amortization	913	451
Stock-based compensation	3,613	2,789
Income taxes payable, net	1,357	270
Deferred income taxes	(3,282)	767
(Increase) decrease, net of acquisitions, in:
Receivables	(28,249)	6,696
Inventories	(11,247)	(16,753)
Other assets	(2,834)	(6,848)
Increase (decrease), net of acquisitions, in:
Accounts payable	3,576	1,492
Accrued payroll liabilities	(22,634)	(7,411)
Accrued warranty reserves	(83)	916
Deferred revenue	(148)	1,864
Accrued restructuring, reorganization, relocation and severance	48	(2,009)
Other liabilities	(4,110)	660
Net cash (used in) provided by operating activities	(32,209)	9,710
Cash flows from investing activities:
Decrease (increase) in restricted cash	16,957	(1,824)
Acquisition of property, plant and equipment	(6,189)	(1,870)
Payments for acquisitions, net of cash acquired	(30,171)	—
Purchase of investments in marketable securities	(50,012)	—
Redemption of investments in marketable securities	26,638	66,834
Other	(319)	(464)
Net cash (used in) provided by investing activities	(43,096)	62,676
Cash flows from financing activities:
Withholding taxes paid on issuance of vested restricted stock units	(1,366)	(585)
Proceeds from exercise of stock options and employee stock purchases	2,804	10,008
Excess tax benefit for share based payment arrangements	433	—
Repurchases of common stock	(818)	—
Net cash provided by financing activities	1,053	9,423
Effect of exchange rate changes	6,168	7,839
(Decrease) increase in cash and cash equivalents	(68,084)	89,648
Cash and cash equivalents:
Beginning of period	320,361	277,617
End of period	$252,277	$367,265
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$7,807	$6,756
Cash paid for interest	322	273
Increase in fixed assets related to transfers with inventories	8,839	1,623
See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION
Nature of Business
We are a leading supplier of scientific instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment, the Life Sciences market segment and the Service and Components market segment.
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeamTM systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; and stand-alone FIBs.
Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor equipment manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).
We have research and development and manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Munich, Germany; and Delmont, Pennsylvania. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
Basis of Presentation
The consolidated financial statements include the accounts of FEI Company and our wholly-owned subsidiaries (collectively, “FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen week period ended April 1, 2012 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on February 17, 2012.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management's estimates may change in the future.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 1, 2012			April 3, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$25,667	37,886	$0.68	$22,312	38,478	$0.58
Dilutive effect of 2.875% convertible debt	455	3,033	(0.04)	451	3,033	(0.03)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	599	(0.01)	—	590	(0.01)
Diluted EPS	$26,122	41,518	$0.63	$22,763	42,101	$0.54
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Stock options	279	456
Restricted stock units	—	10

NOTE 3.	STOCK-BASED COMPENSATION
1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan
Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”), allows for the issuance of a maximum of 10,500,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock.
The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

April 1, 2012
Shares available for grant	2,289,065
Shares of common stock reserved for issuance	3,995,175
The following table sets forth certain information regarding all options outstanding and exercisable:

	April 1, 2012
	Options Outstanding	Options Exercisable
Number	890,940	283,029
Weighted average exercise price	$28.36	$21.38
Aggregate intrinsic value	$ 18.5 million	$ 7.8 million
Weighted average remaining contractual term	4.8 years	2.5 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	April 1, 2012
	RSUs Nonvested	RSUs Expected to Vest
Number	815,172	702,662
Weighted average grant date per share fair value	$32.24	$32.00
Aggregate intrinsic value	$ 40.0 million	$ 34.5 million
Weighted average remaining term to vest	1.7 years	1.7 years

As of April 1, 2012, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $29.6 million, which will be recognized over the weighted average remaining vesting period of 2.0 years.
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
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Cost of sales	$499	$341
Research and development	514	452
Selling, general and administrative	2,600	1,996
Total stock-based compensation	$3,613	$2,789

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of April 1, 2012, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

April 1, 2012
Guarantees and letters of credit outstanding	$51,045
Amount secured by restricted cash deposits:
Current	$18,434
Long-term	32,611
Total secured by restricted cash	$51,045

NOTE 5.	INVENTORIES
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
Inventories consisted of the following (in thousands):

	April 1, 2012	December 31, 2011
Raw materials and assembled parts	$75,427	$68,105
Service inventories, estimated current requirements	15,129	13,978
Work-in-process	66,120	66,275
Finished goods	37,375	33,652
Total current inventories	$194,051	$182,010
Non-current inventories	$61,687	$57,575

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Balance, beginning of period	$58,053	$44,800
Goodwill additions	21,989	—
Goodwill translation adjustments	461	32
Balance, end of period	$80,503	$44,832
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.
On January 9, 2012, we acquired 100% of the outstanding shares of ASPEX Corporation, a manufacturer of durable scanning electron microscopes for industrial applications. The total purchase price of the acquisition was $30.5 million. We paid $0.2 million in transaction costs related to the acquisition. These costs were expensed as incurred in the selling, general and administrative line on our Consolidated Statements of Operations.
The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of January 9, 2012. The fair value of net tangible assets acquired was $1.9 million and the fair value of intangible assets acquired was $9.7 million. The acquired intangible assets consisted primarily of developed technology of $6.4 million and customer relationships of $1.7 million. The developed technology has a weighted-average amortization period of 7.0 years and the customer relationships has a weighted-average amortization period of 5.0 years. The excess of the purchase price over the fair value of the net assets acquired, adjusted for deferred tax liabilities, of $22.0 million was recorded as goodwill in our Materials Science segment.
The goodwill arising from the acquisition of ASPEX Corporation is primarily related to expected future cash flows from synergies related to the integration of the durable SEM solution. $1.3 million of the goodwill from this acquisition is tax deductible. The operating results of ASPEX Corporation have been included prospectively from the date of acquisition in the Materials Science and Service and Components segments based on the nature of the product or service sold. For the fiscal quarter ended April 1, 2012, ASPEX Corporation contributed $2.8 million of revenue and a net loss of $0.1 million to our consolidated financial results.
Pro forma disclosures have not been provided for this acquisition as it is insignificant.

Other Intangible Assets
Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. Patents, trademarks and other are amortized under the straight-line method over their useful lives of 2 to 15 years. Note issuance costs are amortized over the life of the related debt, which is 7 years.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	April 1, 2012	December 31, 2011
Patents, trademarks and other	$11,454	$7,896
Accumulated amortization	(4,104)	(3,701)
Net patents, trademarks and other	7,350	4,195
Developed technology	8,785	2,303
Accumulated amortization	(393)	(55)
Net developed technology	8,392	2,248
Note issuance costs	2,445	2,445
Accumulated amortization	(2,037)	(1,950)
Net note issuance costs	408	495
Total intangible assets included in other long-term assets	$16,150	$6,938
Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Patents, trademarks and other	$427	$299
Developed technology	338	—
Note issuance costs	87	88
Total amortization expense	$852	$387
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Developed Technology	Note Issuance Costs	Total
Remainder of 2012	$1,405	$1,010	$262	$2,677
2013	1,788	1,348	146	3,282
2014	1,431	1,348	—	2,779
2015	1,304	1,348	—	2,652
2016	1,097	1,348	—	2,445
Thereafter	325	1,990	—	2,315
Total future amortization expense	$7,350	$8,392	$408	$16,150

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Balance, beginning of period	$11,683	$8,648
Reductions for warranty costs incurred	(2,531)	(2,422)
Warranties issued	2,621	3,359
Translation and changes in estimates	129	150
Balance, end of period	$11,902	$9,735

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen week period ended April 1, 2012 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	April 1, 2012	December 31, 2011
Deferred tax assets – current	$17,344	$18,899
Deferred tax assets – non-current	1,618	934
Other current liabilities	(19)	(18)
Deferred tax liabilities – non-current	(8,717)	(6,607)
Net deferred tax assets	$10,226	$13,208
Valuation allowance	$2,309	$2,216
Unrecognized Tax Benefits
During the thirteen week period ended April 1, 2012, unrecognized tax benefits increased primarily due to uncertainty surrounding permanent establishment and tax credits. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or lapses of statutes of limitations during the periods. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of April 1, 2012:

Jurisdiction	Open Tax Years
U.S.	2007 and forward
The Netherlands	2006 and forward
Czech Republic	2009 and forward
The IRS is currently examining our 2007-2009 U.S. tax returns.

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen week period ended April 1, 2012 were as follows:

•	one of the members of our Board of Directors is a director of Applied Materials, Inc.;

•	one of the members of our Board of Directors serves on the Board of Directors of Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.; and

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended
Sales to Related Parties	April 1, 2012	April 3, 2011
Product sales:
Applied Materials, Inc.	$48	$968
Lattice Semiconductor Corporation	—	—
Total product sales to related parties	48	968
Service sales:
Applied Materials, Inc.	135	114
Cascade Microtech, Inc.	8	10
Total service sales to related parties	143	124
Total sales to related parties	$191	$1,092
Purchases from Related Parties
TMC BV	$27	$24
Cascade Microtech, Inc.	—	—
Total purchases from related parties	$27	$24
Amounts due from (to) related parties were as follows (in thousands):

April 1, 2012
Applied Materials, Inc.	$240
Cascade Microtech, Inc.	8
TMC BV	(9)
Due from related parties, net	$239

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Legal Matters
In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) in the District Court in Tokyo alleging infringement of five patents. Hitachi's complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan. Three of the patents in the infringement case expired in June 2010, September 2010 and August 2011, respectively, and, as a consequence, Hitachi dropped those patents from the permanent injunction case. We expect a ruling in the permanent injunction case in May 2012.

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
FEI Japan has filed actions with the Japanese Patent Office (“JPO”) to invalidate four of the five patents that Hitachi originally asserted before the Tokyo District Court. The JPO, however, maintained such patents, and FEI Japan has filed appeals for three of the patents and will file an appeal for the fourth with the Intellectual Property High Court ("IP High Court").
Hitachi has also brought three ancillary claims with the Tokyo Customs Office to bar the importation of certain of our products into Japan. FEI Japan has successfully invalidated the two patents that were the subject of the first customs proceeding, and Hitachi has withdrawn its request for customs seizure in that proceeding. Hitachi has appealed these decisions to the IP High Court and such appeals are currently pending. In the second and third customs proceedings, the Tokyo Customs Office has accepted Hitachi's request for border seizure of certain configurations of our product lines, however to date no products have been seized.
In July 2011, in response to a request by Hitachi, the Korea Trade Commission (“KTC”) initiated an investigation of two products we import and sell in Korea that Hitachi claimed infringe a Hitachi South Korean patent. In February 2012, the KTC determined that two products do not infringe Hitachi's patent and dismissed the complaint.
We believe that we have meritorious defenses to Hitachi's claims, and intend to vigorously defend our interests in these matters. In management's opinion, the resolution of the Hitachi cases, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. We are currently in discussions with Hitachi to settle these matters, however, we cannot predict the outcome of such discussions. Based on the information available to us at this time and our current analysis of this information, we have recorded a contingent accrual of $5.1 million related to these matters. By its nature, this accrual is based on estimates and may increase or decrease in the future as these matters develop further and new information or analysis becomes available. Further, the actual costs associated with settling these matters, and any judgments that could result from litigation on these matters, may be greater or less than the amount of any reserve we record. Legal fees associated with this claim are expensed as incurred.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $101.9 million at April 1, 2012. These commitments expire at various times through the fourth quarter of 2013.

NOTE 11.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We report our segments based on a market-focused organization. Our segments are: Electronics, Materials Science, Life Sciences and Service and Components.

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Sales to External Customers:
Electronics	$77,890	$61,348
Materials Science	73,220	70,659
Life Sciences	18,234	24,025
Service and Components	48,211	40,928
Total	$217,555	$196,960
Gross Profit:
Electronics	$41,729	$31,762
Materials Science	33,328	30,773
Life Sciences	6,949	9,902
Service and Components	16,105	13,467
Total	$98,111	$85,904

	April 1, 2012	December 31, 2011
Goodwill:
Electronics	$18,121	$18,115
Materials Science	39,986	17,991
Life Sciences	17,340	16,895
Service and Components	5,056	5,052
Total	$80,503	$58,053
Total Assets:
Electronics	$167,094	$121,311
Materials Science	204,843	180,607
Life Sciences	63,440	67,445
Service and Components	176,071	158,542
Corporate and Eliminations	510,990	562,004
Total	$1,122,438	$1,089,909
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

NOTE 12.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
Manufacturing Transfer
In 2008 we entered into an arrangement to outsource aspects of our manufacturing processes. In 2011, we notified our largest contract manufacturer, accounting for approximately 10% of our revenue, that we were terminating the arrangement and that we would transfer the manufacturing process back to FEI. The termination contract was signed during the fourth quarter of 2011 and the manufacturing process was transitioned back to FEI as of April 2, 2012. The costs associated with the termination of the outsourcing arrangement were accrued in the fourth quarter of 2011. No additional costs were incurred in 2012 and we do not expect to incur any significant additional costs associated with the termination of this arrangement.

Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Thirteen Weeks Ended April 1, 2012	Severance, outplacement and related benefits for terminated employees	Manufacturing transfer	Total
Beginning accrued liability	$113	$2,100	$2,213
Charged to expense, net	—	—	—
Expenditures	—	—	—
Write-offs and adjustments	52	—	52
Ending accrued liability	$165	$2,100	$2,265

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

April 1, 2012	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$15,022	$—	$—	$15,022
Agency bonds	—	58,004	—	58,004
Commercial paper	—	14,996	—	14,996
Certificates of deposit	—	2,051	—	2,051
Trading securities:
Equity securities – mutual funds	2,998	—	—	2,998
Derivative contracts, net	—	586	—	586
Total	$18,020	$75,637	$—	$93,657

December 31, 2011	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
Agency bonds	$—	$58,533	$—	$58,533
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	3,211	—	3,211
Trading securities:
Equity securities – mutual funds	2,810	—	—	2,810
Derivative contracts, net	—	(13,967)	—	(13,967)
Total	$2,810	$52,777	$—	$55,587
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no changes to our valuation techniques during the thirteen week period ended April 1, 2012.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.
Our fixed rate convertible debt outstanding was as follows (in thousands):

April 1, 2012
Fixed rate convertible debt on balance sheet	$89,011
Fair value of fixed rate convertible debt	152,219
The fair value of our fixed rate convertible debt is based on open market trades.

NOTE 14.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	April 1, 2012	December 31, 2011
Cash flow hedges	$201,000	$193,000
Balance sheet hedges	136,570	131,391
Total outstanding derivative contracts	$337,570	$324,391
The outstanding contracts at April 1, 2012 have varying maturities through the first quarter of 2014. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at April 1, 2012. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Foreign currency (loss) gain, inclusive of the impact of derivatives	$(2,182)	$148
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

Summary
The fair value carrying amount of our derivative instruments was included in our balance sheet as follows (in thousands):

	Fair Value of Derivatives at		Fair Value of Derivatives at
	April 1, 2012		December 31, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in asset position	$—	$—	$—	$—
Foreign exchange contracts in liability position	—	1,215	—	7,252
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts in asset position	$2,260	$—	$1,668	$—
Foreign exchange contracts in liability position	—	459	—	8,383
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	April 1, 2012	April 3, 2011
Amount of gain/(loss):
Recognized in OCI (effective portion)	$(1,215)	$4,991
Reclassified from accumulated OCI into cost of sales (effective portion)	(270)	682
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	34	58
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$826	$3,839
The unrealized losses at April 1, 2012 are expected to be reclassified to net income during the next 24 months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.	NEW ACCOUNTING PRONOUNCEMENTS
ASU 2011-04
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements as well as clarifies existing fair value measurement guidance and new disclosure requirements. Amendments in this ASU include: (1) allow an entity to measure the fair value of financial assets and liabilities which have offsetting positions in market risks or counterparty credit risk and meet certain conditions on a net basis; (2) for Level 3 fair value measurements, entities must disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, entities must disclose the fair value hierarchy level in which the fair value measurements were determined; (4) entities must disclose the highest-and-best use of a nonfinancial asset when this use differs from the asset's current use, and the reason for the difference; and (5) disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. All required disclosures are included in Note 13 of the Condensed Notes to the Consolidated Financial Statements.
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
ASU 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will continue to present the components of net income and other comprehensive income in separate but consecutive financial statements and will evaluate the impact of the requirements deferred by ASU 2011-12 at which time they become effective.
ASU 2011-11
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity's rights of offset associated with its financial instruments and derivative instruments. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As the requirements of this ASU relate only to disclosures, we do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, bookings, gross margins, operating and non-operating expenses, tax rates, net income, foreign currency rates, funding opportunities or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing or insourcing initiatives; any statements of factors that may affect our 2012 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to acquisitions of other companies; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning the effects of litigation, including our litigation with Hitachi, on our financial condition or otherwise; any statements concerning our effective tax rates, the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and any statements made under the heading “Outlook for the Remainder of 2012.”
From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read the section entitled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors could also adversely affect us.
Summary of Products and Segments
We are a leading supplier of scientific instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research institutional applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment, the Life Sciences market segment and the Service and Components market segment.
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeamTM systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; and stand-alone FIBs.
Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor equipment manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).
We have research and development and manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Munich, Germany; and Delmont, Pennsylvania. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
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
Overview - Orders and Backlog
Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At April 1, 2012, our total backlog was $434.9 million, compared to $430.7 million at December 31, 2011. At April 1, 2012, our backlog consisted of $341.1 million of products and $93.8 million related to Service and Components compared to product backlog of $343.3 million and Service and Components backlog of $87.4 million at December 31, 2011.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During the first thirteen weeks of 2012 and all of 2011, we experienced cancellations of $0.3 million and $3.5 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Outlook for the Remainder of 2012
Revenue in the first quarter of 2012 grew by 11% compared with the first quarter of 2011. Based on the size of our current backlog, bookings in the first quarter of 2012, and our pipeline of potential orders, we expect moderate revenue growth in 2012 compared with 2011. Electronics quarterly bookings and shipments for the rest of 2012 are expected to be consistent with the results for the first quarter of 2012, although visibility is somewhat less clear for the second half of the year. We expect bookings for both Materials Science and Life Sciences to be driven by orders from Asia and developing economies, as we experience continued weakness in U.S. bookings and a sluggish environment in Europe. Life Sciences bookings and revenue progression will continue to vary by quarter because of the large size of some individual orders. Toward the end of the year, we expect see some positive impact on Life Sciences from our strategic initiatives, including collaborative agreements on structural and cell biology and our 2011 acquisition of TILL Photonics. The Materials Science segment will be positively impacted to the extent our Natural Resources business continues to grow, although that remains a relatively small part of the segment.
Gross margins are expected to continue to improve due to product mix and continued reductions in sourcing and manufacturing costs. Research and development spending will increase as we invest in new products and technologies to support growth in 2013 and 2014.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first quarter of 2012, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 17, 2012.

Results of Operations
The following table sets forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	April 1, 2012		April 3, 2011
Net sales	$217,555	100.0%	$196,960	100.0%
Cost of sales	119,444	54.9	111,056	56.4
Gross profit	98,111	45.1	85,904	43.6
Research and development	22,722	10.4	17,940	9.1
Selling, general and administrative	41,323	19.0	35,782	18.2
Restructuring, reorganization, relocation and severance	—	—	285	0.1
Operating income	34,066	15.7	31,897	16.2
Other expense, net	(2,063)	(0.9)	(222)	(0.1)
Income before income taxes	32,003	14.7	31,675	16.1
Income tax expense	6,336	2.9	9,363	4.8
Net income	$25,667	11.8%	$22,312	11.3%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales increased $20.6 million, or 10.5%, to $217.6 million in the thirteen week period ended April 1, 2012 (the first quarter of 2012) compared to $197.0 million in the thirteen week period ended April 3, 2011 (the first quarter of 2011). The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Currency fluctuations decreased net sales by $1.1 million during the thirteen week period ended April 1, 2012 compared to the same period of 2011 as approximately 68% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Strengthening of the U.S. dollar against these foreign currencies generally has the effect of decreasing net sales and backlog.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	April 1, 2012		April 3, 2011
Electronics	$77,890	35.8%	$61,348	31.1%
Materials Science	73,220	33.6	70,659	35.9
Life Sciences	18,234	8.4	24,025	12.2
Service and Components	48,211	22.2	40,928	20.8
Consolidated net sales	$217,555	100.0%	$196,960	100.0%
Electronics
The $16.5 million, or 27.0%, increase in Electronics sales in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was primarily due to an increase in semiconductor company capital spending due to systemic recovery of the semiconductor industry and increased demand for certain products as the industry shifts to smaller nodes. As our customers migrate from SEM to TEM lab based analysis, we realize increases in unit sales of our TEM products as well as our small DualBeam products which are used for TEM sample preparation. Additionally, currency fluctuations increased Electronics sales by $0.3 million in the thirteen week period ended April 1, 2012 compared to the same period of 2011.

Materials Science
The $2.6 million, or 3.6%, increase in Materials Science sales in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was primarily due to the inclusion of product sales from ASPEX Corporation ("ASPEX"), which we acquired January 9, 2012, as well as growth in sales to our Natural Resources customers driven by continued penetration in the mining industry. This was partially offset by currency fluctuations which decreased Materials Science sales by $0.8 million in the thirteen week period ended April 1, 2012 compared to the same period of 2011.
Life Sciences
The $5.8 million, or 24.1%, decrease in Life Sciences sales in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was primarily due to a decrease in the number of high-end TEM units sold during the period. Historically, we have seen significant volatility in the sale of high-end TEMs for Life Sciences and that may continue. Currency fluctuations decreased Life Sciences sales by $0.3 million in the thirteen week period ended April 1, 2012 compared to the same period of 2011.
Service and Components
The $7.3 million, or 17.8%, increase in Service and Components sales in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was due primarily to a larger install base and the inclusion of service revenue for ASPEX product lines. Currency fluctuations decreased Service and Components sales by $0.3 million in the thirteen week period ended April 1, 2012 compared to the same period of 2011.
Net Sales by Geographic Region
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	April 1, 2012		April 3, 2011
U.S. and Canada	$69,073	31.7%	$63,625	32.3%
Europe	63,006	29.0	58,066	29.5
Asia-Pacific Region and Rest of World	85,476	39.3	75,269	38.2
Consolidated net sales	$217,555	100.0%	$196,960	100.0%
U.S. and Canada
The $5.4 million, or 8.6%, increase in sales to the U.S. and Canada in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was primarily due to continued strong semiconductor capital equipment spending and an increase in high-end TEM unit sales in our Materials Science segment.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $4.9 million, or 8.5%, increase in sales to Europe in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was primarily due to higher spending for our small DualBeam products by research institutions. This was partially offset by currency fluctuations which decreased sales to Europe by $1.9 million in the thirteen week period ended April 1, 2012 compared to the same period of 2011.
Asia-Pacific Region and Rest of World
The $10.2 million, or 13.6%, increase in sales to the Asia-Pacific Region and Rest of World in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was primarily driven by increased spending in the semiconductor industry. Currency fluctuations increased sales to this region by $0.8 million in the thirteen week period ended April 1, 2012 compared to the same period of 2011.

Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Electronics	53.6%	51.8%
Materials Science	45.5	43.6
Life Sciences	38.1	41.2
Service and Components	33.4	32.9
Overall	45.1	43.6
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
Cost of sales increased $8.4 million, or 7.6%, to $119.4 million in the thirteen week period ended April 1, 2012 compared to $111.1 million in the comparable period of 2011, primarily due to increased sales. The impact of currency fluctuations on cost of sales was an increase of $1.2 million in the thirteen week period ended April 1, 2012 compared to the same period of 2011.
The net effect on our gross margin from currency fluctuations during the thirteen week period ended April 1, 2012 compared to the same period of 2011 was a decrease of $2.3 million, or 0.8 percentage points.
Electronics
The increase in Electronics gross margin during the thirteen week period ended April 1, 2012 compared to the same period of 2011 was due primarily to increased demand for our higher-margin small DualBeams. We also continue to realize operational cost savings for our TEM and small DualBeam product lines resulting from manufacturing a higher percentage of products at our Brno, Czech Republic facility. We expect the cost savings effect of the transfer to diminish on a year-over-year comparison basis in the third quarter as the move was substantially complete in the second quarter of 2011. Currency fluctuations decreased Electronics gross margin in the thirteen week period ended April 1, 2012 compared to the same period of 2011 by 1.5 percentage points.
Materials Science
The increase in Materials Science gross margin in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was due primarily to operational cost savings for our TEM and small DualBeam product lines resulting from manufacturing a higher percentage of products at our Brno, Czech Republic facility. We expect the cost savings effect of the transfer to diminish on a year-over-year comparison basis in the third quarter as the move was substantially complete in the second quarter of 2011. Additionally, our higher-margin Natural Resources products comprised a larger proportion of revenue for this segment. Currency fluctuations impacted Materials Science gross margin in the thirteen week period ended April 1, 2012 compared to the same period of 2011 by a 0.8 percentage point decrease.
Life Sciences
The decrease in Life Sciences gross margin in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was due primarily to a decrease in the number of high-end TEM units sold. Additionally, currency fluctuations decreased Life Sciences gross margin in the thirteen week period ended April 1, 2012 compared to the same period of 2011 by 0.9 percentage points.
Service and Components
The increase in Service and Components gross margin in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was due primarily to increased sales and the more effective use of resources. Currency fluctuations impacted Service and Components gross margin in the thirteen week period ended April 1, 2012 compared to the same period of 2011 by a 0.3 percentage point increase.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the 2012 and 2011 periods, we received subsidies from European governments for technological developments for semiconductor and life science equipment.

R&D costs are reported net of subsidies and were as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2012	April 3, 2011
Gross spending	$24,329	$19,250
Less subsidies	(1,607)	(1,310)
Net expense	$22,722	$17,940
R&D costs increased in the thirteen week period ended April 1, 2012 compared to the same period of 2011 primarily due to increased headcount and project spending to support current growth opportunities, as well as the inclusion of the R&D expenses for our two recently acquired companies. The impact of currency fluctuations on R&D costs was a decrease of $0.5 million in the thirteen week period ended April 1, 2012 compared to the same period of 2011.
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
SG&A costs increased $5.5 million to $41.3 million (19.0% of net sales) in the thirteen week period ended April 1, 2012 compared to $35.8 million (18.2% of net sales) in the thirteen week period ended April 3, 2011 primarily due to increased headcount, higher stock-based compensation cost associated with a higher stock price and more sales commissions paid as a result of increased sales as well as the inclusion of SG&A costs of our two recently acquired companies. Currency fluctuations decreased SG&A costs by $0.4 million in thirteen week period ended April 1, 2012 compared to the same period in 2011.
Restructuring, Reorganization, Relocation and Severance
Manufacturing Transfer
In 2008 we entered into an arrangement to outsource aspects of our manufacturing processes. In 2011, we notified our largest contract manufacturer, accounting for approximately 10% of our revenue, that we were terminating the arrangement and that we would transfer the manufacturing process back to FEI. The termination contract was signed during the fourth quarter of 2011 and the manufacturing process was transitioned back to FEI as of April 2, 2012. The costs associated with the termination of the outsourcing arrangement were accrued in the fourth quarter of 2011. No additional costs were incurred in 2012 and we do not expect to incur any significant additional costs associated with the termination of this arrangement.
For information regarding the related accrued liability, see Note 12 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Expense, Net
Other expense, net includes interest income, interest expense, foreign currency gains and losses and other miscellaneous items.
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.6 million in the thirteen week period ended April 1, 2012 and $0.5 million in the comparable period of 2011. The increase in the thirteen week period ended April 1, 2012 compared to the same period of 2011 was primarily due to higher investment balances.
Interest expense was $1.1 million in the thirteen week period ended April 1, 2012 and $1.0 million in the comparable period of 2011 and included interest expense related to our 2.875% convertible notes.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. Other, net was a net expense of $1.6 million in the thirteen week period ended April 1, 2012 and was a net income of $0.3 million in the comparable period of 2011.
Income Tax Expense
Our effective income tax rates for the thirteen week periods ended April 1, 2012 and April 3, 2011 were 19.8% and 29.6%, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions. The rate in the first quarter of 2012 is lower than a year ago due to an agreement with the tax authorities in the Netherlands to apply a 5% tax rate to a portion of our Dutch income attributed to intellectual property. The agreement was not in place during the first quarter of 2011.

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
As of April 1, 2012, total unrecognized tax benefits were $16.2 million and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $10.2 million and $13.2 million, respectively, at April 1, 2012 and December 31, 2011. Valuation allowances on deferred tax assets totaled $2.3 million and $2.2 million as of April 1, 2012 and December 31, 2011, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of April 1, 2012 consisted of $330.8 million of cash, cash equivalents, short-term restricted cash and short-term investments, $33.0 million in non-current investments, $32.6 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. $164.4 million of our $396.4 million in total cash, cash equivalents, restricted cash and investments, are held outside of the United States. Although we do not intend to do so, if these funds were ever repatriated, we would need to accrue and pay taxes on these funds. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2016.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from April 1, 2012.
In the thirteen week period ended April 1, 2012, cash and cash equivalents and short-term restricted cash decreased $72.2 million to $270.7 million as of April 1, 2012 from $342.9 million as of December 31, 2011 primarily as a result of $32.2 million used in operations, $30.2 million used for acquisition-related activities, $23.4 million for the net purchase of marketable securities and $6.2 million used for the purchase of property, plant and equipment. These factors were partially offset by a $17.0 million decrease in restricted cash, a $6.2 million favorable effect of exchange rate changes and $2.8 million of proceeds from the exercise of employee stock options.
In the thirteen week period ended April 3, 2011, cash and cash equivalents and short-term restricted cash increased $97.8 million to $397.5 million as of April 3, 2011 from $299.7 million as of December 31, 2010 primarily as a result of $9.7 million provided by operations, the net redemption of $66.8 million of marketable securities, $10.0 million of proceeds from the exercise of employee stock options and a $7.8 million favorable effect of exchange rate changes. These factors were partially offset by $1.9 million used for the purchase of property, plant and equipment.
Accounts receivable increased $30.7 million to $216.7 million as of April 1, 2012 from $186.0 million as of December 31, 2011. This increase was primarily driven by a corresponding increase in sales. The April 1, 2012 balance included a $1.2 million increase related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 91 days at April 1, 2012 and 80 days at December 31, 2011.
Inventories increased $12.1 million to $194.1 million as of April 1, 2012 compared to $182.0 million as of December 31, 2011, due to higher production volumes. The April 1, 2012 balance included a $7.3 million increase related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.9 times for the quarter ended April 1, 2012 and 2.1 times for the quarter ended April 3, 2011.
Deferred tax assets, current and long term, net of deferred tax liabilities decreased $3.0 million to $10.2 million as of April 1, 2012 compared to $13.2 million as of December 31, 2011 primarily due to an increase in U.S. deferred tax liabilities relating to the acquisition of ASPEX.
Other current assets increased $3.6 million to $31.6 million as of April 1, 2012 compared to $28.0 million as of December 31, 2011, primarily due to an increase in our current income taxes receivable.
Expenditures for property, plant and equipment of $6.2 million and transfers to fixed assets from inventories of $8.8 million in the thirteen week period ended April 1, 2012 primarily consisted of expenditures for facilities improvements at our manufacturing sites and demonstration equipment. We expect to spend over $30 million for capital expenditures in 2012 primarily for facilities improvements at our manufacturing sites, the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our ERP system.
Accrued payroll liabilities decreased $20.0 million to $26.7 million as of April 1, 2012 compared to $46.7 million as of December 31, 2011, primarily due to the payment of 2011 employee incentive compensation.

Income taxes payable decreased $0.5 million to $10.8 million as of April 1, 2012 compared to $11.3 million as of December 31, 2011 primarily due to accruals for U.S. and foreign taxes on current period income. Our receivable for income taxes of $6.2 million at April 1, 2012 is included as a component of other current assets.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of April 1, 2012.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

April 1, 2012
Guarantees and letters of credit outstanding	$51,045
Amount secured by restricted cash deposits:
Current	$18,434
Long-term	32,611
Total secured by restricted cash	$51,045
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
During the first thirteen weeks of 2012 we repurchased 18,900 shares for a total of $0.8 million, or an average of $43.29 per share, and we repurchased no shares during the first thirteen weeks of 2011. As of April 1, 2012, 2,121,400 shares remained available for purchase pursuant to this plan.
New Accounting Pronouncements
See Note 15 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our reported market risks and risk management policies since the filing of our 2011 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 17, 2012.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are involved in various legal proceedings and receive claims from time to time, arising in the normal course of our business activities, including claims for alleged infringement or violation of intellectual property rights.
In November 2009, Hitachi High-Technologies Corporation (“Hitachi”) filed a complaint against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) in the District Court in Tokyo alleging infringement of five patents. Hitachi's complaint seeks a permanent injunction requiring FEI Japan to cease the sale of our allegedly infringing products in Japan. Three of the patents in the infringement case expired in June 2010, September 2010 and August 2011, respectively, and, as a consequence, Hitachi dropped those patents from the permanent injunction case. We expect a ruling in the permanent injunction case in May 2012.
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
FEI Japan has filed actions with the Japanese Patent Office (“JPO”) to invalidate four of the five patents that Hitachi originally asserted before the Tokyo District Court. The JPO, however, maintained such patents, and FEI Japan has filed appeals for three of the patents and will file an appeal for the fourth with the Intellectual Property High Court ("IP High Court").
Hitachi has also brought three ancillary claims with the Tokyo Customs Office to bar the importation of certain of our products into Japan. FEI Japan has successfully invalidated the two patents that were the subject of the first customs proceeding, and Hitachi has withdrawn its request for customs seizure in that proceeding. Hitachi has appealed these decisions to the IP High Court and such appeals are currently pending. In the second and third customs proceedings, the Tokyo Customs Office has accepted Hitachi's request for border seizure of certain configurations of our product lines, however to date no products have been seized.
In July 2011, in response to a request by Hitachi, the Korea Trade Commission (“KTC”) initiated an investigation of two products we import and sell in Korea that Hitachi claimed infringe a Hitachi South Korean patent. In February 2012, the KTC determined that two products do not infringe Hitachi's patent and dismissed the complaint.
We believe that we have meritorious defenses to Hitachi's claims, and intend to vigorously defend our interests in these matters. In management's opinion, the resolution of the Hitachi cases, as well as other matters, is not expected to have a material adverse effect on our financial condition, but it could be material to the net income or cash flows of a particular period. We are currently in discussions with Hitachi to settle these matters, however, we cannot predict the outcome of such discussions. Based on the information available to us at this time and our current analysis of this information, we have recorded a contingent accrual of $5.1 million related to these matters. By its nature, this accrual is based on estimates and may increase or decrease in the future as these matters develop further and new information or analysis becomes available. Further, the actual costs associated with settling these matters, and any judgments that could result from litigation on these matters, may be greater or less than the amount of any reserve we record. Legal fees associated with this claim are expensed as incurred.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings and public disclosures. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

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
We have historically shipped approximately 70% of our products in the last month of each quarter. As any one sale may be significant to meeting our quarterly sales projection (as our average selling price for a tool is approximately $1 million), any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.
Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the first thirteen weeks of 2012 and in each of the last three years, more than 66% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On November 14, 2011, we acquired TILL Photonics of Munich, Germany to expand our Life Sciences business and on January 9, 2012 we acquired ASPEX Corporation of Delmont, Pennsylvania to expand our Natural Resources footprint. We continue to work to integrate these new entities. As part of this effort, we may make acquisitions of, or make significant debt and equity investments in, businesses with complementary products, services and/or technologies. Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets and the potential loss of key employees of the acquired companies. The inability to effectively manage any of these risks could seriously harm our business. Additionally, difficulties in integrating any potential acquisitions into our internal control structure could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.
To the extent we make investments in entities that we control, or have significant influence in, our financial results will reflect our proportionate share of the financial results of the entity.
We may suffer manufacturing capacity limitations on occasion and are planning expansion.
Recently, demand for our product has accelerated an as orders increase, we may not be able to ramp our manufacturing capacity and supply chain fast enough to keep pace with order intake for every product line offered. We recently experienced challenges regarding manufacturing capacity for our TEM products driven by rapid growth. As a consequence, our ability to realize revenue on orders may be delayed or, in some cases, reduced and we may suffer cancellations. In addition, the quality of the products we ship may suffer, damaging our reputation and future sales. Further, we are planning expansion to address future capacity needs and failure to plan adequately or execute on those plans could constrain capacity in the future.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first thirteen weeks of 2012 and for all of 2011 and 2010, approximately 30% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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
We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. See Note 14 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
In 2011, we notified our largest contract manufacturer, accounting for approximately 10% of our revenue, that we plan to terminate the arrangement and to take over the manufacturing process which we did ourselves as late as 2008. The termination contract was signed during the fourth quarter of 2011 and was executed during the first quarter of 2012. As with any process transfer, some unforeseen costs or issues could arise.
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
Our service business addresses a large and diverse install base of about 8,400 tools involving diverse products of varying ages, configurations, use cases, condition, and customer requirements that are dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our service requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and service business.
We rely on the security and integrity of our electronic data systems and our business could be damaged by a security breach or other compromise of these systems.
If we are unable to safeguard our electronic data, our intellectual property could be compromised, which may harm our reputation and damage customer relationships. Moreover, if we suffer an unauthorized intrusion into our own systems or the virtual private network providing for remote tool diagnostics at customer sites, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business. Additionally, if our systems are inaccessible for a period of time, it may compromise our ability to perform business functions in a timely manner.

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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first thirteen weeks of 2012 and each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
As described in more detail in the section entitled “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q, one of our competitors, Hitachi, has filed multiple actions against our subsidiary, FEI Japan, in Japanese courts and with Japanese customs and a complaint against us in Korea with the Korea Trade Commission. Based on information available to us, we believe that we have meritorious defenses against these actions and we intend to vigorously defend our interests in these matters. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could prohibit us from selling one or more products in Japan or Korea, and could include monetary damages. If we were to receive an unfavorable ruling, or if we are unable to negotiate a satisfactory settlement in this matter, our business and results of operations could be materially harmed.

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
The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
January 1 - 29, 2012	—	—	—	2,140,300
January 30 - February 26, 2012	—	—	—	2,140,300
February 27 - April 1, 2012	18,900	43.29	18,900	2,121,400
Total first quarter	18,900	43.29	18,900	2,121,400

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on February 18, 2009.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	May 3, 2012	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)