Form 10-Q
period 2012-07-01
FEI CO
filed 2012-08-02
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of July 30, 2012 was 38,075,503.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	July 1, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$324,245	$320,361
Short-term investments in marketable securities	35,990	16,213
Short-term restricted cash	10,672	22,564
Receivables, net of allowances for doubtful accounts of $5,315 and $5,553	212,261	185,955
Inventories	193,297	182,010
Deferred tax assets	19,965	18,899
Other current assets	39,797	27,964
Total current assets	836,227	773,966
Non-current investments in marketable securities	24,059	53,341
Long-term restricted cash	24,876	43,669
Property, plant and equipment, net of accumulated depreciation of $108,872 and $106,760	97,367	85,082
Goodwill	79,743	58,053
Deferred tax assets	658	934
Non-current inventories	64,029	57,575
Other assets, net	25,389	17,289
Total Assets	$1,152,348	$1,089,909
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$61,553	$52,470
Accrued payroll liabilities	28,552	46,698
Accrued warranty reserves	11,479	11,683
Accrued agent commissions	13,938	9,005
Short-term deferred revenue	73,042	72,730
Income taxes payable	17,756	11,260
Accrued restructuring, reorganization, relocation and severance	—	2,213
Convertible debt	89,011	—
Other current liabilities	57,787	48,623
Total current liabilities	353,118	254,682
Long-term convertible debt	—	89,011
Long-term deferred revenue	23,533	23,423
Deferred tax liabilities	10,621	6,607
Other liabilities	14,489	19,372
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 38,075 and 37,866 shares issued and outstanding, no par value	503,799	493,698
Retained earnings	231,575	178,661
Accumulated other comprehensive income	15,213	24,455
Total Shareholders’ Equity	750,587	696,814
Total Liabilities and Shareholders’ Equity	$1,152,348	$1,089,909

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales:
Products	$172,644	$168,896	$341,988	$324,928
Service and components	48,808	42,245	97,019	83,173
Total net sales	221,452	211,141	439,007	408,101
Cost of sales:
Products	85,993	86,256	173,331	169,851
Service and components	31,030	29,190	63,136	56,651
Total cost of sales	117,023	115,446	236,467	226,502
Gross profit	104,429	95,695	202,540	181,599
Operating expenses:
Research and development	23,306	19,619	46,028	37,559
Selling, general and administrative	42,045	38,774	83,368	74,556
Restructuring, reorganization, relocation and severance	—	783	—	1,068
Total operating expenses	65,351	59,176	129,396	113,183
Operating income	39,078	36,519	73,144	68,416
Other expense:
Interest income	384	689	955	1,181
Interest expense	(1,003)	(1,133)	(2,087)	(2,175)
Other, net	(636)	(449)	(2,186)	(121)
Total other expense, net	(1,255)	(893)	(3,318)	(1,115)
Income before income taxes	37,823	35,626	69,826	67,301
Income tax expense	7,530	9,566	13,866	18,929
Net income	$30,293	$26,060	$55,960	$48,372
Basic net income per share	$0.80	$0.67	$1.48	$1.25
Diluted net income per share	$0.74	$0.62	$1.37	$1.16
Cash dividends declared per share	$0.08	$—	$0.08	$—
Shares used in per share calculations:
Basic	37,993	38,883	37,939	38,686
Diluted	41,614	42,566	41,579	42,359

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income	$30,293	$26,060	$55,960	$48,372
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	(22,361)	9,636	(9,617)	25,023
Change in unrealized loss on available-for-sale securities	(9)	(17)	(21)	(16)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(4,495)	2,211	(983)	6,002
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	1,143	(2,088)	1,379	(2,828)
Comprehensive income	$4,571	$35,802	$46,718	$76,553

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net income	$55,960	$48,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,473	9,221
Amortization	1,836	942
Stock-based compensation	6,676	5,607
Other	46	2
Income taxes payable, net	168	6,011
Deferred income taxes	(365)	(285)
(Increase) decrease, net of acquisitions, in:
Receivables	(26,315)	(18,784)
Inventories	(24,418)	(34,241)
Other assets	(5,884)	(4,775)
Increase (decrease), net of acquisitions, in:
Accounts payable	9,900	5,903
Accrued payroll liabilities	(18,060)	2,915
Accrued warranty reserves	(255)	1,320
Deferred revenue	(381)	(1,739)
Accrued restructuring, reorganization, relocation and severance	(2,212)	(2,548)
Other liabilities	1,953	965
Net cash provided by operating activities	9,122	18,886
Cash flows from investing activities:
Decrease (increase) in restricted cash	30,199	(1,771)
Acquisition of property, plant and equipment	(11,633)	(5,765)
Payments for acquisitions, net of cash acquired	(30,171)	—
Purchase of investments in marketable securities	(66,434)	(100,570)
Redemption of investments in marketable securities	75,950	88,313
Other	(624)	(653)
Net cash used in investing activities	(2,713)	(20,446)
Cash flows from financing activities:
Withholding taxes paid on issuance of vested restricted stock units	(1,465)	(614)
Proceeds from exercise of stock options and employee stock purchases	5,013	18,319
Excess tax benefit for share based payment arrangements	653	572
Repurchases of common stock	(890)	—
Net cash provided by financing activities	3,311	18,277
Effect of exchange rate changes	(5,836)	11,589
Increase in cash and cash equivalents	3,884	28,306
Cash and cash equivalents:
Beginning of period	320,361	277,617
End of period	$324,245	$305,923
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$20,088	$7,308
Cash paid for interest	1,834	1,921
Increase in fixed assets related to transfers with inventories	11,629	1,541
Dividends declared but not paid	3,046	—

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION
Nature of Business
We are a leading supplier of scientific instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment, the Life Sciences market segment and the Service and Components market segment.
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and twenty-six week periods ended July 1, 2012 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on February 17, 2012.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management's estimates may change in the future.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 1, 2012			July 3, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$30,293	37,993	$0.80	$26,060	38,883	$0.67
Dilutive effect of 2.875% convertible debt	455	3,033	(0.05)	451	3,033	(0.04)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	588	(0.01)	—	650	(0.01)
Diluted EPS	$30,748	41,614	$0.74	$26,511	42,566	$0.62

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2012			July 3, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$55,960	37,939	$1.48	$48,372	38,686	$1.25
Dilutive effect of 2.875% convertible debt	910	3,033	(0.09)	902	3,033	(0.07)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	607	(0.02)	—	640	(0.02)
Diluted EPS	$56,870	41,579	$1.37	$49,274	42,359	$1.16
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Stock options	273	54	264	136
Restricted stock units	8	32	4	32

NOTE 3.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
At our 2012 Annual Meeting of Shareholders, which was held on May 10, 2012, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 3,450,000 to 3,700,000.
1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan
Also at our 2012 Annual Meeting of Shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 10,500,000 to 10,750,000 shares of our common stock. Our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock.
The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

July 1, 2012
Shares available for grant	2,559,295
Shares of common stock reserved for issuance	4,200,329

The following table sets forth certain information regarding all options outstanding and exercisable:

	July 1, 2012
	Options Outstanding	Options Exercisable
Number	851,248	272,045
Weighted average exercise price	$29.16	$21.73
Aggregate intrinsic value	$ 15.9 million	$ 7.1 million
Weighted average remaining contractual term	4.7 years	2.5 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	July 1, 2012
	RSUs Nonvested	RSUs Expected to Vest
Number	789,788	692,026
Weighted average grant date per share fair value	$32.99	$32.75
Aggregate intrinsic value	$ 37.8 million	$ 33.1 million
Weighted average remaining term to vest	1.5 years	1.5 years
As of July 1, 2012, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $27.6 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.
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
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of sales	$365	$338	$864	$679
Research and development	443	446	957	898
Selling, general and administrative	2,255	2,034	4,855	4,030
Total stock-based compensation	$3,063	$2,818	$6,676	$5,607

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of July 1, 2012, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

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
The following table sets forth information related to guarantees and letters of credit (in thousands):

July 1, 2012
Guarantees and letters of credit outstanding	$35,546
Amount secured by restricted cash deposits:
Current	$10,672
Long-term	24,876
Total secured by restricted cash	$35,548

NOTE 5.	INVENTORIES
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
Inventories consisted of the following (in thousands):

	July 1, 2012	December 31, 2011
Raw materials and assembled parts	$71,251	$68,105
Service inventories, estimated current requirements	15,593	13,978
Work-in-process	81,360	66,275
Finished goods	25,093	33,652
Total current inventories	$193,297	$182,010
Non-current inventories	$64,029	$57,575

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011
Balance, beginning of period	$58,053	$44,800
Goodwill additions	21,989	—
Goodwill translation adjustments	(299)	49
Balance, end of period	$79,743	$44,849
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
The goodwill arising from the acquisition of ASPEX Corporation is primarily related to expected future cash flows from synergies related to the integration of the durable SEM solution. $1.3 million of the goodwill from this acquisition is tax deductible. The operating results of ASPEX Corporation have been included prospectively from the date of acquisition in the Materials Science and Service and Components segments based on the nature of the product or service sold. For the thirteen and twenty-six week periods ended July 1, 2012, ASPEX Corporation contributed $3.4 million and $6.2 million of revenue, respectively, and net income of $0.5 million and $0.2 million, respectively, to our consolidated financial results.
On July 9, 2012, we acquired certain assets of AP Tech, a sales and service agent in Korea, for a purchase price of $11.4 million. As of the date of this filing, the allocation of the purchase price is in process and, accordingly, the applicable disclosures cannot be made.
On August 1, 2012, we acquired 100% of the outstanding shares of Visualization Sciences Group ("VSG") of Bordeaux, France. VSG provides high-performance 3D visualization software products and tools to a range of markets. The total purchase price of the acquisition was €44.8 million. As of the date of this filing, the allocation of the purchase price is in process and, accordingly, the applicable disclosures cannot be made.
Pro forma disclosures have not been provided for these acquisitions as they are insignificant individually and in the aggregate.
Other Intangible Assets
Other intangible assets are included as a component of other assets, net on our consolidated balance sheets. Patents, trademarks and other are amortized under the straight-line method over their useful lives of 2 to 15 years. Developed technology is amortized under the straight-line method over the estimated useful life of the related technology, which ranges from 5.5 to 7 years. Note issuance costs are amortized over the life of the related debt, which is 7 years.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	July 1, 2012	December 31, 2011
Patents, trademarks and other	$11,641	$7,896
Accumulated amortization	(4,557)	(3,701)
Net patents, trademarks and other	7,084	4,195
Developed technology	8,659	2,303
Accumulated amortization	(716)	(55)
Net developed technology	7,943	2,248
Note issuance costs	2,445	2,445
Accumulated amortization	(2,125)	(1,950)
Net note issuance costs	320	495
Total intangible assets included in other long-term assets	$15,347	$6,938
Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011
Patents, trademarks and other	$894	$616
Developed technology	661	—
Note issuance costs	175	175
Total amortization expense	$1,730	$791

Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Developed Technology	Note Issuance Costs	Total
Remainder of 2012	$892	$662	$174	$1,728
2013	1,827	1,325	146	3,298
2014	1,473	1,325	—	2,798
2015	1,345	1,325	—	2,670
2016	1,138	1,325	—	2,463
Thereafter	409	1,981	—	2,390
Total future amortization expense	$7,084	$7,943	$320	$15,347

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011
Balance, beginning of period	$11,683	$8,648
Reductions for warranty costs incurred	(5,239)	(5,215)
Warranties issued	5,153	6,557
Translation and changes in estimates	(118)	302
Balance, end of period	$11,479	$10,292

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and twenty-six week periods ended July 1, 2012 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	July 1, 2012	December 31, 2011
Deferred tax assets – current	$19,965	$18,899
Deferred tax assets – non-current	658	934
Deferred tax liabilities – current	(31)	(18)
Deferred tax liabilities – non-current	(10,621)	(6,607)
Net deferred tax assets	$9,971	$13,208
Valuation allowance	$2,284	$2,216

Unrecognized Tax Benefits
During the thirteen and twenty-six week periods ended July 1, 2012, unrecognized tax benefits increased primarily due to uncertainty surrounding permanent establishment and tax credits. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or lapses of statutes of limitations during the periods. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of July 1, 2012:

Jurisdiction	Open Tax Years
U.S.	2007 and forward
The Netherlands	2008 and forward
Czech Republic	2009 and forward
The IRS is currently examining our 2007-2009 U.S. tax returns.

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and twenty-six week periods ended July 1, 2012 were as follows:

•	one of the members of our Board of Directors is a director of Applied Materials, Inc.;

•	one of the members of our Board of Directors serves on the Board of Directors of Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.; and

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Sales to Related Parties	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Product sales:
Applied Materials, Inc.	$85	$157	$133	$1,125
Cascade Microtech, Inc.	4	—	4	—
Total product sales to related parties	89	157	137	1,125
Service sales:
Applied Materials, Inc.	127	106	262	220
Cascade Microtech, Inc.	8	8	16	18
Total service sales to related parties	135	114	278	238
Total sales to related parties	$224	$271	$415	$1,363
Purchases from Related Parties
TMC BV	$38	$4	$65	$28
Cascade Microtech, Inc.	—	1	—	1
Total purchases from related parties	$38	$5	$65	$29
Amounts due from (to) related parties were as follows (in thousands):

July 1, 2012
Applied Materials, Inc.	$223
Cascade Microtech, Inc.	8
TMC BV	(6)
Due from related parties, net	$225

NOTE 10.	COMMITMENTS AND CONTINGENCIES
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
We believe that we have meritorious defenses to Hitachi's claims, and are vigorously defending our interests in these matters; however we, and Hitachi, have mutually requested that any rulings in the matter be postponed pending the outcome of settlement discussions in process. We expect that any settlement will include a cross license on certain current technology and a prepaid license against future royalties. We do not expect such settlement to have a material impact on our net income, cash flows or balance sheet. However, there is no assurance that a satisfactory settlement will be reached. Based on the information available to us at this time and our current analysis of this information, we have recorded a contingent accrual of $5.4 million related to these matters. By its nature, this accrual is based on estimates and may increase or decrease in the future as these matters develop further and new information or analysis becomes available. Further, the actual costs associated with settling these matters, and any judgments that could result from litigation on these matters, may be greater or less than the amount of any reserve we record. Legal fees associated with this claim are expensed as incurred.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $121.1 million at July 1, 2012. These commitments expire at various times through the fourth quarter of 2013.

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

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Sales to External Customers:
Electronics	$81,504	$86,990	$159,394	$148,338
Materials Science	68,476	55,136	141,696	125,795
Life Sciences	22,664	26,770	40,898	50,795
Service and Components	48,808	42,245	97,019	83,173
Total	$221,452	$211,141	$439,007	$408,101
Gross Profit:
Electronics	$44,490	$45,121	$86,219	$76,883
Materials Science	31,811	24,753	65,139	55,526
Life Sciences	10,351	12,766	17,300	22,668
Service and Components	17,777	13,055	33,882	26,522
Total	$104,429	$95,695	$202,540	$181,599

	July 1, 2012	December 31, 2011
Goodwill:
Electronics	$18,109	$18,115
Materials Science	39,976	17,991
Life Sciences	16,609	16,895
Service and Components	5,049	5,052
Total	$79,743	$58,053
Total Assets:
Electronics	$168,528	$121,311
Materials Science	190,176	180,607
Life Sciences	70,707	67,445
Service and Components	177,442	158,542
Corporate and Eliminations	545,495	562,004
Total	$1,152,348	$1,089,909
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

Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Twenty-Six Weeks Ended July 1, 2012	Severance, outplacement and related benefits for terminated employees	Manufacturing transfer	Total
Beginning accrued liability	$113	$2,100	$2,213
Charged to expense, net	—	—	—
Expenditures	—	(2,100)	(2,100)
Write-offs and adjustments	(113)	—	(113)
Ending accrued liability	$—	$—	$—

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

July 1, 2012	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$15,013	$—	$—	$15,013
Agency bonds	—	40,002	—	40,002
Certificates of deposit	—	2,142	—	2,142
Trading securities:
Equity securities – mutual funds	2,892	—	—	2,892
Derivative contracts, net	—	(9,326)	—	(9,326)
Total	$17,905	$32,818	$—	$50,723

December 31, 2011	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
Agency bonds	$—	$58,533	$—	$58,533
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	3,211	—	3,211
Trading securities:
Equity securities – mutual funds	2,810	—	—	2,810
Derivative contracts, net	—	(13,967)	—	(13,967)
Total	$2,810	$52,777	$—	$55,587
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no changes to our valuation techniques during the twenty-six week period ended July 1, 2012.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.
Our fixed rate convertible debt outstanding was as follows (in thousands):

July 1, 2012
Fixed rate convertible debt on balance sheet	$89,011
Fair value of fixed rate convertible debt	147,486
The fair value of our fixed rate convertible debt is based on open market trades.

NOTE 14.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	July 1, 2012	December 31, 2011
Cash flow hedges	$178,000	$193,000
Balance sheet hedges	165,432	131,391
Total outstanding derivative contracts	$343,432	$324,391
The outstanding contracts at July 1, 2012 have varying maturities through the first quarter of 2014. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at July 1, 2012. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Foreign currency loss, inclusive of the impact of derivatives	$(863)	$(716)	$(3,045)	$(568)
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

Summary
The fair value carrying amount of our derivative instruments was included in our balance sheet as follows (in thousands):

	Fair Value of Derivatives at		Fair Value of Derivatives at
	July 1, 2012		December 31, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in asset position	$—	$—	$—	$—
Foreign exchange contracts in liability position	—	6,693	—	7,252
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts in asset position	$573	$—	$1,668	$—
Foreign exchange contracts in liability position	—	3,206	—	8,383
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Amount of gain/(loss):
Recognized in OCI (effective portion)	$6,583	$5,190	$5,368	$10,181
Reclassified from accumulated OCI into cost of sales (effective portion)	(1,122)	1,983	(1,392)	2,665
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(21)	105	13	163
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(4,457)	$950	$(3,631)	$4,789
The unrealized gains at July 1, 2012 are expected to be reclassified to net income during the next 24 months as a result of the underlying hedged transactions also being recorded in net income.

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
ASU 2012-02
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment", which allows an entity to perform a qualitative assessment of the fair value of an indefinite-lived intangible asset before calculating the fair value of the asset. If, through the qualitative assessment, the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying value, the quantitative impairment test would be unnecessary. The qualitative assessment is optional, allowing entities to go directly to the quantitative assessment. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

NOTE 16.	SUBSEQUENT EVENTS
On July 9, 2012, we acquired certain assets of AP Tech, a sales and service agent in Korea, for a purchase price of $11.4 million. As of the date of this filing, the allocation of the purchase price is in process and, accordingly, the applicable disclosures cannot be made.
On August 1, 2012, we acquired 100% of the outstanding shares of Visualization Sciences Group ("VSG") of Bordeaux, France. VSG provides high-performance 3D visualization software products and tools to a range of markets. The total purchase price of the acquisition was €44.8 million. As of the date of this filing, the allocation of the purchase price is in process and, accordingly, the applicable disclosures cannot be made.
Pro forma disclosures have not been provided for these acquisitions as they are insignificant individually and in the aggregate.
Refer to Note 6 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” "will," "are expected," “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, bookings, gross margins, operating and non-operating expenses, tax rates, net income, foreign currency rates, payment of dividends, funding opportunities or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing or insourcing initiatives; any statements of factors that may affect our 2012 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to acquisitions of other companies; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning the effects of litigation, including our litigation with Hitachi, on our financial condition or otherwise; any statements concerning our effective tax rates, the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and any statements made under the heading “Outlook for the Remainder of 2012.”
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
Summary of Products and Segments
We are a leading supplier of scientific instruments for nanoscale imaging, analysis and prototyping to enable research, development and manufacturing in a range of industrial, academic and research applications. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment, the Life Sciences market segment and the Service and Components market segment.
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
Overview - Orders and Backlog
Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At July 1, 2012, our total backlog was $423.6 million, compared to $430.7 million at December 31, 2011. At July 1, 2012, our backlog consisted of $327.8 million of products and $95.8 million related to Service and Components compared to product backlog of $343.3 million and Service and Components backlog of $87.4 million at December 31, 2011.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During the first twenty-six weeks of 2012 and all of 2011, we experienced cancellations of $0.3 million and $3.5 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Outlook for the Remainder of 2012
Revenue in the first half of 2012 grew by 8% compared with the first half of 2011. Based on the size of our current backlog, bookings in the first two quarters of 2012, and our pipeline of potential orders, we expect moderate revenue growth in 2012 compared with 2011, as well as revenue growth in the second half of 2012 compared with the first half of the year.
Electronics quarterly bookings and shipments for the rest of 2012 are expected to be consistent with the results for the first half of the year, although bookings will fluctuate somewhat, period to period, based on the timing of orders from major customers. We expect overall bookings for Materials Science and Life Sciences products to maintain at current levels, driven by orders from Asia and developing economies, as more orders from these regions compensate for fewer orders in the U.S. and Europe. Life Sciences bookings and revenue progression will continue to vary by quarter because of the large size of some individual orders. Toward the end of the year, we expect see some positive impact on Life Sciences from our strategic initiatives, including collaborative agreements on structural and cell biology and our 2011 acquisition of TILL Photonics. We expect growth in the Natural Resources business to continue to positively impact the Materials Science segment as sales of Natural Resources products contribute additional revenue and higher average gross margin.
We expect revenue growth and gross margin improvements to result in second half 2012 results to be above the comparable period in 2011.

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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first twenty-six weeks of 2012, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 17, 2012.
Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	July 1, 2012		July 3, 2011
Net sales	$221,452	100.0%	$211,141	100.0%
Cost of sales	117,023	52.8	115,446	54.7
Gross profit	104,429	47.2	95,695	45.3
Research and development	23,306	10.5	19,619	9.3
Selling, general and administrative	42,045	19.0	38,774	18.4
Restructuring, reorganization, relocation and severance	—	—	783	0.4
Operating income	39,078	17.6	36,519	17.3
Other expense, net	(1,255)	(0.6)	(893)	(0.4)
Income before income taxes	37,823	17.1	35,626	16.9
Income tax expense	7,530	3.4	9,566	4.5
Net income	$30,293	13.7%	$26,060	12.3%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012		July 3, 2011
Net sales	$439,007	100.0%	$408,101	100.0%
Cost of sales	236,467	53.9	226,502	55.5
Gross profit	202,540	46.1	181,599	44.5
Research and development	46,028	10.5	37,559	9.2
Selling, general and administrative	83,368	19.0	74,556	18.3
Restructuring, reorganization, relocation and severance	—	—	1,068	0.3
Operating income	73,144	16.7	68,416	16.8
Other expense, net	(3,318)	(0.8)	(1,115)	(0.3)
Income before income taxes	69,826	15.9	67,301	16.5
Income tax expense	13,866	3.2	18,929	4.6
Net income	$55,960	12.7%	$48,372	11.9%
___________________________

(1)	Percentages may not add due to rounding.

Net Sales
Net sales increased $10.3 million, or 4.9%, to $221.5 million in the thirteen week period ended July 1, 2012 (the second quarter of 2012) compared to $211.1 million in the thirteen week period ended July 3, 2011 (the second quarter of 2011). Net sales increased $30.9 million, or 7.6%, to $439.0 million in the twenty-six week period ended July 1, 2012 compared to $408.1 million in the twenty-six week period ended July 3, 2011. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
The strengthening of the dollar during the second quarter of 2012 negatively impacted net sales for the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 as approximately 67% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Strengthening of the U.S. dollar against these foreign currencies generally has the effect of decreasing net sales and backlog.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	July 1, 2012		July 3, 2011
Electronics	$81,504	36.8%	$86,990	41.2%
Materials Science	68,476	30.9	55,136	26.1
Life Sciences	22,664	10.2	26,770	12.7
Service and Components	48,808	22.1	42,245	20.0
Consolidated net sales	$221,452	100.0%	$211,141	100.0%

	Twenty-Six Weeks Ended
	July 1, 2012		July 3, 2011
Electronics	$159,394	36.3%	$148,338	36.4%
Materials Science	141,696	32.3	125,795	30.8
Life Sciences	40,898	9.3	50,795	12.4
Service and Components	97,019	22.1	83,173	20.4
Consolidated net sales	$439,007	100.0%	$408,101	100.0%
Electronics
The $5.5 million, or 6.3%, decrease and the $11.1 million, or 7.5%, increase, respectively, in Electronics sales in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily due to a change in product mix and the timing of shipments. The year-to-date increase was also due to an increase in semiconductor company capital spending resulting from continued strength in the semiconductor industry and increased demand for certain products as the industry shifts to smaller nodes. As our customers migrate from SEM-based to more TEM-based lab based analysis, we realize increases in unit sales of our TEM products as well as our small DualBeam products. Currency fluctuations decreased Electronics sales compared to the same periods of 2011.
Materials Science
The $13.3 million, or 24.2%, increase and the $15.9 million, or 12.6%, increase, respectively, in Materials Science sales in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily due to increased advanced research spending in Asia and the inclusion of product sales from ASPEX Corporation ("ASPEX"), which we acquired January 9, 2012, as well as growth in sales to our Natural Resources customers driven by continued penetration in the mining industry. This was partially offset by currency fluctuations which decreased Materials Science sales compared to the same periods of 2011.
Life Sciences
The $4.1 million, or 15.3%, decrease and the $9.9 million, or 19.5%, decrease, respectively, in Life Sciences sales in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily due to a decrease in the number of high-end TEM units sold during the period. Historically, we have seen significant volatility in the sale of high-end TEMs for Life Sciences and that may continue. Additionally, currency fluctuations decreased Life Sciences sales compared to the same periods of 2011.

Service and Components
The $6.6 million, or 15.5%, increase and the $13.8 million, or 16.6%, increase, respectively, in Service and Components sales in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were due primarily to a larger install base and the inclusion of service revenue for ASPEX product lines. This was partially offset by currency fluctuations which decreased Service and Components sales compared to the same periods of 2011.
Net Sales by Geographic Region
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	July 1, 2012		July 3, 2011
U.S. and Canada	$75,404	34.1%	$74,180	35.1%
Europe	47,012	21.2	59,245	28.1
Asia-Pacific Region and Rest of World	99,036	44.7	77,716	36.8
Consolidated net sales	$221,452	100.0%	$211,141	100.0%

	Twenty-Six Weeks Ended
	July 1, 2012		July 3, 2011
U.S. and Canada	$144,477	32.9%	$137,805	33.8%
Europe	110,018	25.1	117,311	28.7
Asia-Pacific Region and Rest of World	184,512	42.0	152,985	37.5
Consolidated net sales	$439,007	100.0%	$408,101	100.0%
U.S. and Canada
The $1.2 million, or 1.7%, increase and the $6.7 million, or 4.8%, increase, respectively, in sales to the U.S. and Canada in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily due to an increase in high-end TEM unit sales in our Materials Science segment as well as growth in sales to our Natural Resources customers.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $12.2 million, or 20.6%, decrease and the $7.3 million, or 6.2%, decrease, respectively, in sales to Europe in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily due to a shift in the mix of semiconductor sales away from European customers to Asian customers, as well as a decrease in the number of high-end TEM units sold in our Life Sciences segment. Currency fluctuations also decreased sales to Europe compared to the same periods of 2011.
Asia-Pacific Region and Rest of World
The $21.3 million, or 27.4%, increase and the $31.5 million, or 20.6%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily driven by increased spending in the semiconductor industry as well as increased advanced research spending by our Materials Science customers. The impact of currency fluctuations on sales to this region was insignificant.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Electronics	54.6%	51.9%	54.1%	51.8%
Materials Science	46.5	44.9	46.0	44.1
Life Sciences	45.7	47.7	42.3	44.6
Service and Components	36.4	30.9	34.9	31.9
Overall	47.2	45.3	46.1	44.5

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
Cost of sales increased $1.6 million, or 1.4%, to $117.0 million in the thirteen week period ended July 1, 2012 compared to $115.4 million in the thirteen week period ended July 3, 2011 and increased $10.0 million, or 4.4%, to $236.5 million in the twenty-six week period ended July 1, 2012 compared to $226.5 million in the comparable period of 2011, primarily due to increased sales. Currency fluctuations reduced cost of sales in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011.
The strengthening of the dollar during the second quarter of 2012 positively impacted our gross margin for the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011. This benefit was partially offset by hedge losses.
Electronics
The increases in Electronics gross margin during the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were due primarily to increased demand for our higher-margin small DualBeams. Electronics gross margin also benefited from a stronger dollar in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011.
Materials Science
The increases in Materials Science gross margin in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily due to operational cost savings for our TEM product line resulting from manufacturing a higher percentage of products at our Brno, Czech Republic facility. We expect the cost savings effect of the transfer to diminish on a year-over-year comparison basis in the third quarter as the move was substantially complete in the second quarter of 2011. Additionally, our higher-margin Natural Resources products comprised a larger proportion of revenue for this segment. Materials Science gross margins also benefited from a stronger dollar in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011.
Life Sciences
The decreases in Life Sciences gross margin in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily due to a decrease in the number of high-end TEM units sold. This was partially offset by an increase in Life Sciences gross margin driven by a stronger dollar in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011.
Service and Components
The increases in Service and Components gross margin in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily due to increased sales and the more effective use of resources. Service and Components gross margin also benefited from a stronger dollar in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the 2012 and 2011 periods, we received subsidies from European governments for technological developments for semiconductor and life sciences equipment.
R&D costs are reported net of subsidies and were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Gross spending	$25,585	$20,961	$49,914	$40,211
Less subsidies	(2,279)	(1,342)	(3,886)	(2,652)
Net expense	$23,306	$19,619	$46,028	$37,559

R&D costs increased in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 primarily due to increased headcount and project spending to support current growth opportunities, as well as the inclusion of the R&D expenses for our two recently acquired companies, TILL and ASPEX. The impact of currency fluctuations on R&D costs were decreases of $1.9 million and $2.3 million, respectively, in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011.
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
SG&A costs increased $3.3 million to $42.0 million (19.0% of net sales) in the thirteen week period ended July 1, 2012 compared to $38.8 million (18.4% of net sales) in the thirteen week period ended July 3, 2011 and increased $8.8 million to $83.4 million (19.0% of net sales) in the twenty-six week period ended July 1, 2012 compared to $74.6 million (18.3% of net sales) in the twenty-six week period ended July 3, 2011. These increases were primarily due to increased headcount, higher stock-based compensation cost associated with a higher stock price and more sales commissions paid as a result of increased sales. Also causing the increase is the inclusion of SG&A costs of our two recently acquired companies and the costs associated with executing the acquisitions. Currency fluctuations decreased SG&A costs by $1.7 million and $2.0 million, respectively, in thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods in 2011.
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
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.4 million and $1.0 million, respectively, in the thirteen and twenty-six week periods ended July 1, 2012 and $0.7 million and $1.2 million, respectively, in the comparable periods of 2011. The decreases in the thirteen and twenty-six week periods ended July 1, 2012 compared to the same periods of 2011 were primarily due to lower investment balances and continued low interest rates.
Interest expense was $1.0 million and $2.1 million, respectively, in the thirteen and twenty-six week periods ended July 1, 2012 and $1.1 million and $2.2 million, respectively, in the comparable periods of 2011 and included interest expense related to our 2.875% convertible notes.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. Other, net was a net expense of $0.6 million and $2.2 million in the thirteen and twenty-six week periods ended July 1, 2012, respectively, and was a net expense of $0.4 million and $0.1 million, respectively, in the comparable periods of 2011.
Income Tax Expense
Our effective income tax rates for the twenty-six week periods ended July 1, 2012 and July 3, 2011 were 19.9% and 28.1%, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions. The rate for the first twenty-six weeks of 2012 is lower than a year ago due to an agreement with the tax authorities in the Netherlands to apply a 5% tax rate to a portion of our Dutch income attributed to intellectual property. The agreement was not in place during the first twenty-six weeks of 2011.

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
As of July 1, 2012, total unrecognized tax benefits were $16.6 million and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $10.0 million and $13.2 million, respectively, at July 1, 2012 and December 31, 2011. Valuation allowances on deferred tax assets totaled $2.3 million and $2.2 million as of July 1, 2012 and December 31, 2011, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of July 1, 2012 consisted of $370.9 million of cash, cash equivalents, short-term restricted cash and short-term investments, $24.1 million in non-current investments, $24.9 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. $184.4 million of our $419.8 million in total cash, cash equivalents, restricted cash and investments, are held outside of the United States. Although we do not intend to do so, if these funds were ever repatriated, we would need to accrue and pay taxes on these funds. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2016.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from July 1, 2012.
In the twenty-six week period ended July 1, 2012, cash and cash equivalents and short-term restricted cash decreased $8.0 million to $334.9 million as of July 1, 2012 from $342.9 million as of December 31, 2011 primarily as a result of $30.2 million used for acquisition related activities, $11.6 million used for the purchase of property, plant and equipment, repurchases of common stock of $0.9 million, and a $5.8 million unfavorable effect of exchange rate changes. These factors were partially offset by $9.1 million provided by operations, $5.0 million of proceeds from the exercise of employee stock options and $9.5 million provided by the net redemption of marketable securities.
In the twenty-six week period ended July 3, 2011, cash and cash equivalents and short-term restricted cash increased $34.8 million to $334.5 million as of July 3, 2011 from $299.7 million as of December 31, 2010 primarily as a result of $18.9 million provided by operations, $18.3 million of proceeds from the exercise of employee stock options and an $11.6 million favorable effect of exchange rate changes. These factors were partially offset by the net purchase of $12.3 million of marketable securities and $5.8 million used for the purchase of property, plant and equipment.
Accounts receivable increased $26.3 million to $212.3 million as of July 1, 2012 from $186.0 million as of December 31, 2011. This increase was primarily driven by a corresponding increase in sales. The July 1, 2012 balance included a $1.6 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 87 days at July 1, 2012 and 80 days at December 31, 2011.
Inventories increased $11.3 million to $193.3 million as of July 1, 2012 compared to $182.0 million as of December 31, 2011, due to increased production volumes. The July 1, 2012 balance included a $3.5 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.8 times for the quarter ended July 1, 2012 and 1.9 times for the quarter ended July 3, 2011.
Deferred tax assets, current and long term, net of deferred tax liabilities decreased $3.2 million to $10.0 million as of July 1, 2012 compared to $13.2 million as of December 31, 2011 primarily due to an increase in U.S. deferred tax liabilities relating to the acquisition of ASPEX and utilization of tax credit carryforwards against current year tax expense.
Other current assets increased $11.8 million to $39.8 million as of July 1, 2012 compared to $28.0 million as of December 31, 2011, primarily due to an increase in our current income taxes receivable.
Expenditures for property, plant and equipment of $11.6 million and transfers to fixed assets from inventories of $11.6 million in the twenty-six week period ended July 1, 2012 primarily consisted of expenditures for facilities improvements at our manufacturing sites and demonstration equipment. We expect to spend over $30 million for capital expenditures in 2012 primarily for facilities improvements at our manufacturing sites, the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our ERP system.
Accrued payroll liabilities decreased $18.1 million to $28.6 million as of July 1, 2012 compared to $46.7 million as of December 31, 2011, primarily due to the payment of 2011 employee incentive compensation.

Income taxes payable increased $6.5 million to $17.8 million as of July 1, 2012 compared to $11.3 million as of December 31, 2011 primarily due to accruals for U.S. and foreign taxes on current period income. Our receivable for income taxes of $15.0 million at July 1, 2012 is included as a component of other current assets.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million There were no amounts outstanding under this facility as of July 1, 2012.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

July 1, 2012
Guarantees and letters of credit outstanding	$35,546
Amount secured by restricted cash deposits:
Current	$10,672
Long-term	24,876
Total secured by restricted cash	$35,548
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
During the second quarter of 2012 we repurchased 1,600 shares for a total of $0.1 million, or an average of $44.86 per share and we repurchased no shares during the second quarter of 2011. During the first twenty-six weeks of 2012 we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share and we repurchased no shares during the the first twenty-six weeks of 2011. As of July 1, 2012, 2,119,800 shares remained available for purchase pursuant to this plan.
Dividends to Shareholders
In June 2012, the Company announced its plans to initiate a quarterly dividend of $0.08 per share of common stock. On June 7, 2012, our Board of Directors declared the first quarterly dividend of $0.08 per share of common stock, or approximately $3.0 million. The dividend was paid on July 24, 2012 to shareholders of record on July 11, 2012. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
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
We believe that we have meritorious defenses to Hitachi's claims, and are vigorously defending our interests in these matters; however we, and Hitachi, have mutually requested that any rulings in the matter be postponed pending the outcome of settlement discussions in process. We expect that any settlement will include a cross license on certain current technology and a prepaid license against future royalties. We do not expect such settlement to have a material impact on our net income, cash flows or balance sheet. However, there is no assurance that a satisfactory settlement will be reached. Based on the information available to us at this time and our current analysis of this information, we have recorded a contingent accrual of $5.4 million related to these matters. By its nature, this accrual is based on estimates and may increase or decrease in the future as these matters develop further and new information or analysis becomes available. Further, the actual costs associated with settling these matters, and any judgments that could result from litigation on these matters, may be greater or less than the amount of any reserve we record. Legal fees associated with this claim are expensed as incurred.
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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the first twenty-six weeks of 2012 and in each of the last three years, more than 66% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
Moreover, we operate in over 50 countries, 24 with a direct presence. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore, maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.
Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks (e.g., avian or swine influenza);

•	changes in the regulatory environment in countries where we do business could lead to delays in the importation of products into those countries;

•	the implementation and administration of the Control of Electronic Information Products (often referred to as China RoHS) regulations could lead to delays in the importation of products into China;

•	political and economic instability (e.g. Thai riots, Mexican crimewave, unrest in Egypt, Greece and the Middle East);

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	potential labor unrest.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On November 14, 2011, we acquired TILL Photonics of Munich, Germany to expand our Life Sciences business and on January 9, 2012 we acquired ASPEX Corporation of Delmont, Pennsylvania to expand our Natural Resources footprint. On July 9, 2012 we acquired certain assets of AP Tech, a sales and service agent in Korea, and on August 1, 2012 we acquired Visualization Sciences Group ("VSG") of Bordeaux, France, which provides high-performance 3D visualization software products and tools to a range of markets. We continue to work to integrate these new entities. As part of this effort, we may make acquisitions of, or make significant debt and equity investments in, businesses with complementary products, services and/or technologies. Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, the possible write-downs of impaired assets and the potential loss of key employees of the acquired companies. The inability to effectively manage any of these risks could seriously harm our business. Additionally, difficulties in integrating any potential acquisitions into our internal control structure could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.
To the extent we make investments in entities that we control, or have significant influence in, our financial results will reflect our proportionate share of the financial results of the entity.
We may suffer manufacturing capacity limitations on occasion and are planning expansion.
Recently, demand for our product has accelerated and as orders increase, we may not be able to ramp our manufacturing capacity and supply chain fast enough to keep pace with order intake for every product line offered. We recently experienced challenges regarding manufacturing capacity for our TEM products driven by rapid growth. As a consequence, our ability to realize revenue on orders may be delayed or, in some cases, reduced and we may suffer cancellations. In addition, the quality of the products we ship may suffer, damaging our reputation and future sales. Further, we are planning expansion to address future capacity needs and failure to plan adequately or execute on those plans could constrain capacity in the future.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first twenty-six weeks of 2012 and for all of 2011 and 2010, approximately 25% to 35% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.

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
The global economy is suffering an extended slowdown with a high rate of unemployment and the future economic climate may continue to be less favorable than that of the past. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers, and the purchasers of their products and services. If such spending continues to slow down or decrease, our industry, business and results of operations may be adversely impacted. Also, in times of economic distress, hardship, bankruptcy and insolvency among our customers could increase. This may make it more difficult to collect on receivables.
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
Our service business addresses a large and diverse install base of over 8,400 tools involving diverse products of varying ages, configurations, use cases, condition, and customer requirements that are dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our service requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and service business.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first twenty-six weeks of 2012 and each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
Several of our competitors hold patents covering a variety of technologies that may be included in some of our products. In addition, some of our customers may use our products for applications that are similar to those covered by these patents. From time to time, we, and our respective customers, have received correspondence from our competitors claiming that some of our products, as sold by us or used by our customers, may be infringing one or more of these patents. Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running the business. We, and our subsidiary, FEI Japan, have been engaged in litigation and various administrative proceedings in Japan and Korea with one of our competitors, Hitachi relating to alleged infringement of Hitachi's patents and have incurred expenses and recorded a contingent accrual of $5.4 million related to these matters, as described in more detail in the section entitled “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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
If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
In September 2010, our Board of Directors approved a plan to repurchase up to a total of 4.0 million shares of our common stock. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock. The indicated quarterly cash dividend, subject to declaration by our Board of Directors and capital availability, is $0.08 per share of common stock. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Many of our projects are funded under various government contracts and if we are found to have violated the terms of the government contracts or applicable statutes and regulations, we are subject to the risk of suspension or debarment from government contracting activities, which could have a material adverse effect on our business and results of operations.
Many of our projects are funded under various government contracts worldwide. Government contracts are subject to specific procurement regulations, contract provisions and requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended or debarred from government contracting or subcontracting, including federally funded projects at the state level. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer the loss of the contracts, which could have a material adverse effect on our business and results of operations.
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
A product safety failure, such as a hazardous gas, high voltage power supply, x-ray leak or extreme pressure release, could result in substantial liability and could also significantly damage customer relationships and our reputation and disrupt future sales. Moreover, remediation could require redesign of the tools involved, creating additional expense, increasing tool costs and damaging sales. In addition, the matter could involve significant litigation that would divert management time and resources and cause unanticipated legal expense. Further, if such a leak or release involved violation of health and safety laws, we may suffer substantial fines and penalties in addition to the other damage suffered. Finally, failure to properly manage the regulatory requirements for shipment of dangerous products could cause delays in clearing customs and thereby cause delay or loss of revenue in any particular quarter.
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
The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
April 2 - 29, 2012	—	—	—	2,121,400
April 30 - May 27, 2012	1,600	44.86	1,600	2,119,800
May 28 - July 1, 2012	—	—	—	2,119,800
Total second quarter	1,600	44.86	1,600	2,119,800

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on February 18, 2009.(3)

10.1	1995 Stock Incentive Plan, as amended (4)

10.2	Employee Share Purchase Plan, as amended (4)

10.3	Agreement on Future Lease Agreement and on Rights and Duties in Connection with Acquisition and Development of Land (5)

10.4	Lease Agreement (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2012.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	August 2, 2012	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)