Form 10-Q
period 2012-09-30
FEI CO
filed 2012-11-01
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of October 29, 2012 was 38,107,724.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$261,892	$320,361
Short-term investments in marketable securities	37,914	16,213
Short-term restricted cash	5,993	22,564
Receivables, net of allowances for doubtful accounts of $5,414 and $5,553	221,814	185,955
Inventories	196,504	182,010
Deferred tax assets	16,696	18,899
Other current assets	34,593	27,964
Total current assets	775,406	773,966
Non-current investments in marketable securities	31,840	53,341
Long-term restricted cash	22,165	43,669
Property, plant and equipment, net of accumulated depreciation of $114,803 and $106,760	99,774	85,082
Intangible assets, net of accumulated amortization of $8,898 and $5,706	52,416	6,938
Goodwill	129,667	58,053
Deferred tax assets	4,573	934
Non-current inventories	66,366	57,575
Other assets, net	9,185	10,351
Total Assets	$1,191,392	$1,089,909
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$57,945	$52,470
Accrued payroll liabilities	34,801	46,698
Accrued warranty reserves	12,298	11,683
Accrued agent commissions	11,756	9,005
Short-term deferred revenue	69,722	72,730
Income taxes payable	8,355	11,260
Accrued restructuring, reorganization, relocation and severance	—	2,213
Convertible debt	89,010	—
Other current liabilities	53,402	48,623
Total current liabilities	337,289	254,682
Long-term convertible debt	—	89,011
Long-term deferred revenue	25,681	23,423
Deferred tax liabilities	17,295	6,607
Other liabilities	15,737	19,372
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 38,107 and 37,866 shares issued and outstanding, no par value	507,912	493,698
Retained earnings	257,684	178,661
Accumulated other comprehensive income	29,794	24,455
Total Shareholders’ Equity	795,390	696,814
Total Liabilities and Shareholders’ Equity	$1,191,392	$1,089,909

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales:
Products	$172,359	$161,255	$514,347	$486,183
Service and components	49,426	44,080	146,445	127,253
Total net sales	221,785	205,335	660,792	613,436
Cost of sales:
Products	86,333	85,228	259,664	255,079
Service and components	31,296	28,882	94,432	85,533
Total cost of sales	117,629	114,110	354,096	340,612
Gross profit	104,156	91,225	306,696	272,824
Operating expenses:
Research and development	23,908	19,212	69,936	56,771
Selling, general and administrative	41,931	37,051	125,299	111,607
Restructuring, reorganization, relocation and severance	—	47	—	1,115
Total operating expenses	65,839	56,310	195,235	169,493
Operating income	38,317	34,915	111,461	103,331
Other expense:
Interest income	299	737	1,254	1,918
Interest expense	(990)	(1,032)	(3,077)	(3,207)
Other, net	(1,021)	(306)	(3,207)	(427)
Total other expense, net	(1,712)	(601)	(5,030)	(1,716)
Income before income taxes	36,605	34,314	106,431	101,615
Income tax expense	7,447	8,137	21,313	27,066
Net income	$29,158	$26,177	$85,118	$74,549
Basic net income per share	$0.76	$0.68	$2.24	$1.93
Diluted net income per share	$0.71	$0.63	$2.08	$1.80
Cash dividends declared per share	$0.08	$—	$0.16	$—
Shares used in per share calculations:
Basic	38,082	38,421	37,987	38,628
Diluted	41,771	42,030	41,644	42,284

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$29,158	$26,177	$85,118	$74,549
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	11,642	(27,017)	2,025	(1,994)
Change in unrealized gain (loss) on available-for-sale securities	8	25	(13)	9
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	2,223	(3,937)	1,240	2,065
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	708	(1,051)	2,087	(3,879)
Comprehensive income (loss)	$43,739	$(5,803)	$90,457	$70,750

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net income	$85,118	$74,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,317	14,037
Amortization	3,472	1,450
Stock-based compensation	10,083	7,783
Other	4	3
Income taxes payable, net	16	21,842
Deferred income taxes	(566)	(9,750)
Increase, net of acquisitions, in:
Receivables	(31,758)	(18,648)
Inventories	(23,044)	(38,371)
Other assets	(7,894)	(7,509)
Increase (decrease), net of acquisitions, in:
Accounts payable	3,787	3,247
Accrued payroll liabilities	(18,331)	5,815
Accrued warranty reserves	451	2,677
Deferred revenue	(9,061)	(7,663)
Accrued restructuring, reorganization, relocation and severance	(2,212)	(4,606)
Other liabilities	(1,064)	7,932
Net cash provided by operating activities	25,318	52,788
Cash flows from investing activities:
Decrease (increase) in restricted cash	38,111	(4,330)
Acquisition of property, plant and equipment	(14,746)	(9,105)
Payments for acquisitions, net of cash acquired	(93,368)	—
Purchase of investments in marketable securities	(109,689)	(110,567)
Redemption of investments in marketable securities	109,478	114,025
Other	(10,524)	(888)
Net cash used in investing activities	(80,738)	(10,865)
Cash flows from financing activities:
Dividends paid on common stock	(3,046)	—
Withholding taxes paid on issuance of vested restricted stock units	(1,545)	(1,592)
Proceeds from exercise of stock options and employee stock purchases	7,618	20,162
Excess tax benefit for share based payment arrangements	904	1,066
Repurchases of common stock	(890)	(50,000)
Other financing activities	(1,869)	—
Net cash provided by (used in) financing activities	1,172	(30,364)
Effect of exchange rate changes	(4,221)	(181)
(Decrease) increase in cash and cash equivalents	(58,469)	11,378
Cash and cash equivalents:
Beginning of period	320,361	277,617
End of period	$261,892	$288,995
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$20,437	$8,384
Cash paid for interest	2,051	2,191
Increase in fixed assets related to transfers with inventories	13,482	2,623
Dividends declared but not paid	3,049	—

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
We have research and development and manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Munich, Germany; and Delmont, Pennsylvania, and software development in Bordeaux, France and Brisbane, Australia. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
Basis of Presentation
The consolidated financial statements include the accounts of FEI Company and our wholly-owned subsidiaries (collectively, “FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and thirty-nine week periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on February 17, 2012.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management's estimates may change in the future.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 30, 2012			October 2, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$29,158	38,082	$0.76	$26,177	38,421	$0.68
Dilutive effect of 2.875% convertible debt	455	3,033	(0.04)	451	3,033	(0.04)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	656	(0.01)	—	576	(0.01)
Diluted EPS	$29,613	41,771	$0.71	$26,628	42,030	$0.63

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2012			October 2, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$85,118	37,987	$2.24	$74,549	38,628	$1.93
Dilutive effect of 2.875% convertible debt	1,365	3,033	(0.13)	1,353	3,033	(0.11)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	624	(0.03)	—	623	(0.02)
Diluted EPS	$86,483	41,644	$2.08	$75,902	42,284	$1.80
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Stock options	32	47	271	96
Restricted stock units	17	24	6	24

NOTE 3.	STOCK-BASED COMPENSATION
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
The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

September 30, 2012
Shares available for grant	2,515,423
Shares of common stock reserved for issuance	4,166,968

The following table sets forth certain information regarding all options outstanding and exercisable:

	September 30, 2012
	Options Outstanding	Options Exercisable
Number	820,818	242,415
Weighted average exercise price	$29.55	$21.89
Aggregate intrinsic value	$ 19.7 million	$ 7.7 million
Weighted average remaining contractual term	4.5 years	2.3 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	September 30, 2012
	RSUs Nonvested	RSUs Expected to Vest
Number	830,729	739,364
Weighted average grant date per share fair value	$34.42	$34.07
Aggregate intrinsic value	$ 44.4 million	$ 39.6 million
Weighted average remaining term to vest	1.4 years	1.3 years
As of September 30, 2012, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $27.4 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.
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
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of sales	$463	$349	$1,327	$1,028
Research and development	438	404	1,395	1,302
Selling, general and administrative	2,506	1,423	7,361	5,453
Total stock-based compensation	$3,407	$2,176	$10,083	$7,783

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of September 30, 2012, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

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
The following table sets forth information related to guarantees and letters of credit (in thousands):

September 30, 2012
Guarantees and letters of credit outstanding	$28,183
Amount secured by restricted cash deposits:
Current	$5,993
Long-term	22,165
Total secured by restricted cash	$28,158

NOTE 5.	INVENTORIES
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
Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials and assembled parts	$74,408	$68,105
Service inventories, estimated current requirements	16,207	13,978
Work-in-process	80,234	66,275
Finished goods	25,655	33,652
Total current inventories	$196,504	$182,010
Non-current inventories	$66,366	$57,575

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011
Balance, beginning of period	$58,053	$44,800
Goodwill additions	69,253	—
Goodwill translation adjustments	2,361	2
Balance, end of period	$129,667	$44,802
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.
Acquisition of ASPEX Corporation
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
The goodwill arising from the acquisition of ASPEX Corporation is primarily related to expected future cash flows from synergies related to the integration of the durable SEM solution. $1.3 million of the goodwill from this acquisition is tax deductible. The operating results of ASPEX Corporation have been included prospectively from the date of acquisition in the Materials Science and Service and Components segments based on the nature of the product or service sold. For the thirteen and thirty-nine week periods ended September 30, 2012, ASPEX Corporation contributed $3.3 million and $9.5 million of revenue, respectively, and net income of $0.3 million and $0.5 million, respectively, to our consolidated financial results.
Acquisition of AP Tech
On July 9, 2012, we acquired certain assets of AP Tech, a sales and service agent in Korea, for a purchase price of $12.0 million. We paid $0.4 million in transaction costs related to this acquisition. These costs were expensed as incurred in the selling, general and administrative line on our Consolidated Statements of Operations.
The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of July 9, 2012. The fair value of net tangible assets acquired was $2.0 million and the fair value of intangible assets acquired was $4.6 million, consisting entirely of customer relationships which have an amortization period of 10 years. The excess of the purchase price over the fair value of the net assets acquired of $5.4 million was recorded as goodwill in our Service and Components segment.
The goodwill arising from the acquisition of certain AP Tech assets is primarily related to expected future cash flows from synergies arising from the establishment of a sales and service workforce in Korea. All of the goodwill from this acquisition is tax deductible.
The acquisition of certain assets of AP Tech led to the formation of a FEI subsidiary in Korea, FEI Korea. The operating results of FEI Korea have been included prospectively from the date of acquisition in the Service and Components segment. For the thirteen and thirty-nine week periods ended September 30, 2012, AP Tech contributed $1.6 million of revenue and net income of $0.1 million to our consolidated financial results.
Acquisition of Visualization Sciences Group
On August 1, 2012, we acquired 100% of the outstanding shares of Visualization Sciences Group ("VSG") of Bordeaux, France. VSG provides high-performance 3D visualization software products and tools to a range of markets. The total purchase price of the acquisition was €44.8 million ($55.1 million). We paid $0.4 million in transaction costs related to this acquisition. These costs were expensed as incurred in the selling, general and administrative line on our Consolidated Statements of Operations.
The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of August 1, 2012. The fair value of net tangible liabilities assumed was $1.0 million, the fair value of deferred revenue acquired was $4.3 million and the fair value of intangible assets acquired was $22.6 million. The acquired deferred revenue will be recognized over the next 3.5 years. The acquired intangible assets consisted primarily of customer relationships of $12.5 million, developed technology of $8.3 million and trademarks of $1.8 million. The customer relationships and developed technology have amortization periods of 10 years and the trademarks have an amortization period of 5 years. The excess of the purchase price over the fair value of the net assets acquired, adjusted for deferred tax liabilities, of $41.9 million was recorded as goodwill.
The goodwill arising from the acquisition of VSG is primarily related to expected future cash flows from synergies related to the integration of the 3D imaging technology. The operating results of VSG have been included prospectively from the date of acquisition in the Materials Science segment. For the thirteen and thirty-nine week periods ended September 30, 2012, VSG contributed $3.0 million of revenue and net income of $0.3 million to our consolidated financial results.
No Pro Forma Disclosures Provided
Pro forma disclosures have not been provided for these acquisitions as they are insignificant individually and in the aggregate.

Other Intangible Assets
Patents, trademarks and other are amortized under the straight-line method over their estimated useful lives of 2 to 15 years. Customer relationships are amortized under the straight-line method over their estimated useful lives of 5 to 10 years. Developed technology is amortized under the straight-line method over the estimated useful life of the related technology, which ranges from 5.5 to 10 years. Note issuance costs are amortized over the life of the related debt, which is 7 years.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	September 30, 2012	December 31, 2011
Patents, trademarks and other	$21,612	$7,744
Accumulated amortization	(4,901)	(3,698)
Net patents, trademarks and other	16,711	4,046
Customer relationships	19,811	152
Accumulated amortization	(602)	(3)
Net customer relationships	19,209	149
Developed technology	17,446	2,303
Accumulated amortization	(1,183)	(55)
Net developed technology	16,263	2,248
Note issuance costs	2,445	2,445
Accumulated amortization	(2,212)	(1,950)
Net note issuance costs	233	495
Total intangible assets included in other long-term assets	$52,416	$6,938
Amortization expense was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011
Patents, trademarks and other	$1,222	$947
Customer relationships	599	—
Developed technology	1,128	—
Note issuance costs	262	262
Total amortization expense	$3,211	$1,209
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Note Issuance Costs	Total
Remainder of 2012	$592	$568	$570	$87	$1,817
2013	3,103	2,163	2,207	146	7,619
2014	2,747	2,163	2,207	—	7,117
2015	2,620	2,163	2,207	—	6,990
2016	2,410	2,163	2,207	—	6,780
Thereafter	5,239	9,989	6,865	—	22,093
Total future amortization expense	$16,711	$19,209	$16,263	$233	$52,416

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011
Balance, beginning of period	$11,683	$8,648
Reductions for warranty costs incurred	(8,567)	(6,922)
Warranties issued	9,191	9,600
Translation and changes in estimates	(9)	(32)
Balance, end of period	$12,298	$11,294

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and thirty-nine week periods ended September 30, 2012 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	September 30, 2012	December 31, 2011
Deferred tax assets – current	$16,696	$18,899
Deferred tax assets – non-current	4,573	934
Deferred tax liabilities – current	(31)	(18)
Deferred tax liabilities – non-current	(17,295)	(6,607)
Net deferred tax assets	$3,943	$13,208
Valuation allowance	$2,511	$2,216
Unrecognized Tax Benefits
During the thirteen and thirty-nine week periods ended September 30, 2012, unrecognized tax benefits increased $0.2 million and $0.8 million, respectively, primarily due to uncertainty surrounding permanent establishment and tax credits. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or lapses of statutes of limitations during the periods. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of September 30, 2012:

Jurisdiction	Open Tax Years
U.S.	2007 and forward
The Netherlands	2008 and forward
Czech Republic	2009 and forward
The IRS is currently examining our 2007-2009 U.S. tax returns.

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and thirty-nine week periods ended September 30, 2012 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.; and

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Sales to Related Parties	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Product sales:
Applied Materials, Inc.	$798	$1,566	$931	$2,691
Cascade Microtech, Inc.	—	—	4	—
Total product sales to related parties	798	1,566	935	2,691
Service sales:
Applied Materials, Inc.	120	134	382	354
Cascade Microtech, Inc.	8	8	24	26
Total service sales to related parties	128	142	406	380
Total sales to related parties	$926	$1,708	$1,341	$3,071
Purchases from Related Parties
TMC BV	$32	$4	$97	$32
Cascade Microtech, Inc.	—	—	—	1
Total purchases from related parties	$32	$4	$97	$33
Amounts due from (to) related parties were as follows (in thousands):

September 30, 2012
Applied Materials, Inc.	$947
Cascade Microtech, Inc.	8
TMC BV	(109)
Due from related parties, net	$846

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Other than as discussed below, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Legal Matters
Beginning in November 2009, Hitachi High-Technologies Corporation (“Hitachi”) commenced a series of legal and administrative proceedings in Japan and Korea against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) alleging infringement of certain Hitachi patents relating to focused ion beam ("FIB") systems, and FEI Japan filed a series of counter-claims against Hitachi related to such proceedings. In August 2012, we entered into an agreement for the mutual settlement and release of any and all claims relating to infringement of each party's respective FIB patents and a global cross license for such patents. All pending claims and counter-claims in the proceedings have been dismissed. We also agreed to make a one-time payment of $15.0 million to Hitachi covering past damages and future rights to the licensed technology. Of that amount, $5.4 million is attributed to past damages related to this technology, the majority of which was charged to SG&A expense in the fourth quarter of 2011. The remaining $9.6 million is attributed to future technology license rights, was recorded as prepaid royalties and will be amortized over an economic life of 8 years.

Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $80.1 million at September 30, 2012. These commitments expire at various times through the fourth quarter of 2013.

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
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Sales to External Customers:
Electronics	$76,923	$56,589	$236,317	$204,927
Materials Science	72,267	74,450	213,963	200,245
Life Sciences	23,169	30,216	64,067	81,011
Service and Components	49,426	44,080	146,445	127,253
Total	$221,785	$205,335	$660,792	$613,436
Gross Profit:
Electronics	$42,561	$30,730	$128,780	$107,613
Materials Science	34,097	30,451	99,236	85,977
Life Sciences	9,368	14,846	26,668	37,514
Service and Components	18,130	15,198	52,012	41,720
Total	$104,156	$91,225	$306,696	$272,824

	September 30, 2012	December 31, 2011
Goodwill:
Electronics	$18,114	$18,115
Materials Science	84,101	17,991
Life Sciences	16,906	16,895
Service and Components	10,546	5,052
Total	$129,667	$58,053
Total Assets:
Electronics	$169,658	$121,311
Materials Science	282,238	180,607
Life Sciences	73,497	67,445
Service and Components	185,924	158,542
Corporate and Eliminations	480,075	562,004
Total	$1,191,392	$1,089,909
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
Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Thirty-Nine Weeks Ended September 30, 2012	Severance, outplacement and related benefits for terminated employees	Manufacturing transfer	Total
Beginning accrued liability	$113	$2,100	$2,213
Charged to expense, net	—	—	—
Expenditures	—	(2,100)	(2,100)
Write-offs and adjustments	(113)	—	(113)
Ending accrued liability	$—	$—	$—

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

September 30, 2012	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$30,256	$—	$—	$30,256
Agency bonds	—	31,014	—	31,014
Certificates of deposit	—	5,503	—	5,503
Trading securities:
Equity securities – mutual funds	2,982	—	—	2,982
Derivative contracts, net	—	(1,423)	—	(1,423)
Total	$33,238	$35,094	$—	$68,332

December 31, 2011	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
Agency bonds	$—	$58,533	$—	$58,533
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	3,211	—	3,211
Trading securities:
Equity securities – mutual funds	2,810	—	—	2,810
Derivative contracts, net	—	(13,967)	—	(13,967)
Total	$2,810	$52,777	$—	$55,587
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no changes to our valuation techniques during the thirty-nine week period ended September 30, 2012.
We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.
Our fixed rate convertible debt outstanding was as follows (in thousands):

September 30, 2012
Fixed rate convertible debt on balance sheet	$89,010
Fair value of fixed rate convertible debt	164,182
The fair value of our fixed rate convertible debt is based on open market trades. During the third quarter of 2012, one of our note holders converted a $1,000 note into 34 shares of FEI common stock. The remaining $89.0 million of convertible notes outstanding at September 30, 2012 are convertible into 3,032,709 shares of our common stock, at the note holder’s option, at a price of $29.35 per share.

NOTE 14.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	September 30, 2012	December 31, 2011
Cash flow hedges	$192,000	$193,000
Balance sheet hedges	210,111	131,391
Total outstanding derivative contracts	$402,111	$324,391
The outstanding contracts at September 30, 2012 have varying maturities through the first quarter of 2014. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at September 30, 2012. In addition, there are no credit contingent features in our derivative instruments.
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

Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Foreign currency loss, inclusive of the impact of derivatives	$(1,019)	$(305)	$(4,064)	$(873)
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
Summary
The fair value carrying amount of our derivative instruments was included in our balance sheet as follows (in thousands):

	Fair Value of Derivatives at		Fair Value of Derivatives at
	September 30, 2012		December 31, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in asset position	$—	$—	$—	$—
Foreign exchange contracts in liability position	—	1,148	—	7,252
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts in asset position	$1,435	$—	$1,668	$—
Foreign exchange contracts in liability position	—	1,710	—	8,383
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Amount of gain/(loss):
Recognized in OCI (effective portion)	$1,892	$(2,856)	$7,260	$7,325
Reclassified from accumulated OCI into cost of sales (effective portion)	(705)	1,101	(2,097)	3,766
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(3)	(50)	10	113
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(2,241)	$(5,095)	$(5,872)	$(306)
The unrealized gains at September 30, 2012 are expected to be reclassified to net income during the next 24 months as a result of the underlying hedged transactions also being recorded in net income.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” "will," "are expected," “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, bookings, gross margins, operating and non-operating expenses, tax rates, net income, foreign currency rates, payment of dividends, funding opportunities or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and outsourcing or insourcing initiatives; any statements of factors that may affect our 2012 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to acquisitions of other companies; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning the effects of litigation, on our financial condition or otherwise; any statements concerning our effective tax rates, the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and any statements made under the heading “Outlook for the Remainder of 2012.”
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
We have research and development and manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Munich, Germany; and Delmont, Pennsylvania, and software development in Bordeaux, France and Brisbane, Australia. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
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
Overview - Orders and Backlog
Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At September 30, 2012, our total backlog was $425.2 million, compared to $430.7 million at December 31, 2011. At September 30, 2012, our backlog consisted of $330.5 million of products and $94.7 million related to Service and Components compared to product backlog of $343.3 million and Service and Components backlog of $87.4 million at December 31, 2011.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During the first thirty-nine weeks of 2012 and all of 2011, we experienced cancellations of $1.4 million and $3.5 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Outlook for the Remainder of 2012
Revenue in the first three quarters of 2012 grew by 8% compared with the first three quarters of 2011. We expect year-over-year revenue growth in the fourth quarter of 2012 to be in the same range, driven in part by the additional revenue of ASPEX, FEI Korea and VSG. Gross margin in the first nine months of the year was 46.4%, and we expect fourth quarter margin to be at or above that level. Diluted earnings per share has averaged $0.69 for the first three quarters of 2012, and we expect fourth quarter results to be at or above that level.
Electronics revenue for the rest of 2012 is expected to be below the first three quarters of the year, and Electronics bookings are expected to slow based on the timing of orders from major customers. We expect overall bookings for Materials Science and Life Sciences products to maintain at current levels, driven by orders from Asia and developing economies, as more orders from these regions compensate for fewer orders in the U.S. and Europe. Life Sciences bookings and revenue progression will continue to vary by quarter because of the large size of some individual orders. Toward the end of the year, we expect to see some positive impact on Life Sciences from our strategic initiatives, including collaborative agreements on structural and cell biology and our 2011 acquisition of TILL Photonics. We expect growth in the natural resources business to continue to positively impact the Materials Science segment as sales of Natural Resources products contribute additional revenue and higher average gross margin.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first thirty-nine weeks of 2012, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 17, 2012.

Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 30, 2012		October 2, 2011
Net sales	$221,785	100.0%	$205,335	100.0%
Cost of sales	117,629	53.0	114,110	55.6
Gross profit	104,156	47.0	91,225	44.4
Research and development	23,908	10.8	19,212	9.4
Selling, general and administrative	41,931	18.9	37,051	18.0
Restructuring, reorganization, relocation and severance	—	—	47	—
Operating income	38,317	17.3	34,915	17.0
Other expense, net	(1,712)	(0.8)	(601)	(0.3)
Income before income taxes	36,605	16.5	34,314	16.7
Income tax expense	7,447	3.4	8,137	4.0
Net income	$29,158	13.1%	$26,177	12.7%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012		October 2, 2011
Net sales	$660,792	100.0%	$613,436	100.0%
Cost of sales	354,096	53.6	340,612	55.5
Gross profit	306,696	46.4	272,824	44.5
Research and development	69,936	10.6	56,771	9.3
Selling, general and administrative	125,299	19.0	111,607	18.2
Restructuring, reorganization, relocation and severance	—	—	1,115	0.2
Operating income	111,461	16.9	103,331	16.8
Other expense, net	(5,030)	(0.8)	(1,716)	(0.3)
Income before income taxes	106,431	16.1	101,615	16.6
Income tax expense	21,313	3.2	27,066	4.4
Net income	$85,118	12.9%	$74,549	12.2%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales increased $16.5 million, or 8.0%, to $221.8 million in the thirteen week period ended September 30, 2012 (the third quarter of 2012) compared to $205.3 million in the thirteen week period ended October 2, 2011 (the third quarter of 2011). Net sales increased $47.4 million, or 7.7%, to $660.8 million in the thirty-nine week period ended September 30, 2012 compared to $613.4 million in the thirty-nine week period ended October 2, 2011. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
The strengthening of the dollar during the third quarter of 2012 decreased net sales for the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 as approximately 67% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Strengthening of the U.S. dollar against these foreign currencies generally has the effect of decreasing net sales and backlog.

Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	September 30, 2012		October 2, 2011
Electronics	$76,923	34.7%	$56,589	27.6%
Materials Science	72,267	32.6	74,450	36.2
Life Sciences	23,169	10.4	30,216	14.7
Service and Components	49,426	22.3	44,080	21.5
Consolidated net sales	$221,785	100.0%	$205,335	100.0%

	Thirty-Nine Weeks Ended
	September 30, 2012		October 2, 2011
Electronics	$236,317	35.8%	$204,927	33.4%
Materials Science	213,963	32.4	200,245	32.6
Life Sciences	64,067	9.6	81,011	13.2
Service and Components	146,445	22.2	127,253	20.8
Consolidated net sales	$660,792	100.0%	$613,436	100.0%
Electronics
The $20.3 million, or 35.9%, increase and the $31.4 million, or 15.3%, increase, respectively, in Electronics sales in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to increased demand for certain products as the industry shifts to smaller nodes. As our customers migrate from SEM-based to more TEM-based lab analysis, we realize increases in unit sales of our TEM products as well as our small DualBeam products. Currency fluctuations decreased Electronics sales compared to the same periods of 2011.
Materials Science
The $2.2 million, or 2.9%, decrease in Materials Science sales in the thirteen week period ended September 30, 2012 compared to the same period of 2011 was primarily due to a change in product mix and the timing of shipments as well as the impact of currency fluctuations which decreased Materials Science sales compared to the same period of 2011. The $13.7 million, or 6.9%, increase in Materials Science sales in the thirty-nine week period ended September 30, 2012 compared to the same period of 2011 was primarily due to increased advanced research spending in Asia and the inclusion of product sales from ASPEX Corporation ("ASPEX"), which we acquired January 9, 2012, and from Visualization Sciences Group ("VSG"), which we acquired on August 1, 2012. Also contributing to the increase was growth in sales to our natural resources customers driven by continued penetration in the oil and gas and mining industries. This was partially offset by currency fluctuations, which decreased Materials Science sales compared to the same period of 2011.
Life Sciences
The $7.0 million, or 23.3%, decrease and the $16.9 million, or 20.9%, decrease, respectively, in Life Sciences sales in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to a decrease in the number of high-end TEM units sold during the period. Historically, we have seen significant volatility in the sale of high-end TEMs for Life Sciences and that may continue. Additionally, currency fluctuations decreased Life Sciences sales compared to the same periods of 2011.
Service and Components
The $5.3 million, or 12.1%, increase and the $19.2 million, or 15.1%, increase, respectively, in Service and Components sales in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were due primarily to a larger install base and the inclusion of service revenue for our ASPEX product line as well as service revenue from our Korean subsidiary resulting from the acquisition of certain assets of AP Tech, which occurred on July 9, 2012. This was partially offset by currency fluctuations, which decreased Service and Components sales compared to the same periods of 2011.

Net Sales by Geographic Region
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	September 30, 2012		October 2, 2011
U.S. and Canada	$75,590	34.1%	$60,408	29.4%
Europe	64,390	29.0	74,529	36.3
Asia-Pacific Region and Rest of World	81,805	36.9	70,398	34.3
Consolidated net sales	$221,785	100.0%	$205,335	100.0%

	Thirty-Nine Weeks Ended
	September 30, 2012		October 2, 2011
U.S. and Canada	$220,067	33.3%	$198,213	32.3%
Europe	174,408	26.4	191,840	31.3
Asia-Pacific Region and Rest of World	266,317	40.3	223,383	36.4
Consolidated net sales	$660,792	100.0%	$613,436	100.0%
U.S. and Canada
The $15.2 million, or 25.1%, increase and the $21.9 million, or 11.0%, increase, respectively, in sales to the U.S. and Canada in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to an increase in shipments to semiconductor customers as well as growth in sales to our natural resources customers.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $10.1 million, or 13.6%, decrease and the $17.4 million, or 9.1%, decrease, respectively, in sales to Europe in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to a shift in the mix of semiconductor sales away from European customers to Asian customers, as well as a decrease in the number of high-end TEM units sold in our Life Sciences segment. Currency fluctuations also decreased sales to Europe compared to the same periods of 2011.
Asia-Pacific Region and Rest of World
The $11.4 million, or 16.2%, increase and the $42.9 million, or 19.2%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were primarily driven by increased spending in the semiconductor industry as well as increased advanced research spending by our Materials Science customers. Currency fluctuations negatively impacted sales to this region in the thirteen week period ended September 30, 2012 and increased sales to this region in the thirty-nine week period ended September 30, 2012 compared to the same periods of 2011.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Electronics	55.3%	54.3%	54.5%	52.5%
Materials Science	47.2	40.9	46.4	42.9
Life Sciences	40.4	49.1	41.6	46.3
Service and Components	36.7	34.5	35.5	32.8
Overall	47.0	44.4	46.4	44.5
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

Cost of sales increased $3.5 million, or 3.1%, to $117.6 million in the thirteen week period ended September 30, 2012 compared to $114.1 million in the thirteen week period ended October 2, 2011 and increased $13.5 million, or 4.0%, to $354.1 million in the thirty-nine week period ended September 30, 2012 compared to $340.6 million in the comparable period of 2011, primarily due to increased sales. Currency fluctuations reduced cost of sales in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011.
The strengthening of the dollar during the third quarter of 2012 positively impacted our gross margin for the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011. This benefit was partially offset by hedge losses.
Electronics
The increases in Electronics gross margin during the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were due primarily to an increased number of high-end TEM units sold and improved margins on those high-end TEMs. Electronics gross margin also benefited from a stronger dollar in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011.
Materials Science
The increase in Materials Science gross margin in the thirteen week period ended September 30, 2012 compared to the same period of 2011 was primarily because our higher-margin natural resources products comprised a larger proportion of revenue for this segment. Additionally, the acquisition of VSG during the third quarter of 2012 positively impacted margins for this segment.
The increase in the thirty-nine week period ended September 30, 2012 compared to the same period of 2011 was because our higher-margin natural resources products comprised a larger proportion of revenue for this segment. The acquisition of VSG during the third quarter of 2012 also positively impacted margins for this segment. We continue to realize some operational cost savings for our TEM product line resulting from manufacturing a higher percentage of products at our Brno, Czech Republic facility. As the move was substantially complete in the second quarter of 2011, the cost savings effect of the transfer is diminishing on a year-over-year comparison basis. Materials Science gross margins also benefited from a stronger dollar in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011.
Life Sciences
The decreases in Life Sciences gross margin in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to a decrease in the number of high-end TEM units sold. This was partially offset by an increase in Life Sciences gross margin driven by a stronger dollar in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011.
Service and Components
The increases in Service and Components gross margin in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to increased sales, including sales from our newly created Korean subsidiary, and the more effective use of resources. Service and Components gross margin also benefited from a stronger dollar in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011.
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
R&D costs are reported net of subsidies and were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Gross spending	$25,465	$20,511	$75,379	$60,722
Less subsidies	(1,557)	(1,299)	(5,443)	(3,951)
Net expense	$23,908	$19,212	$69,936	$56,771

R&D costs increased in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 primarily due to increased headcount and project spending to support current growth opportunities, as well as the inclusion of the R&D expenses for our recently acquired companies, TILL, ASPEX and VSG. The impact of currency fluctuations on R&D costs were decreases of $2.0 million and $4.4 million, respectively, in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011.
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
SG&A costs increased $4.9 million, or 13.2%, to $41.9 million in the thirteen week period ended September 30, 2012 compared to $37.1 million in the thirteen week period ended October 2, 2011 and increased $13.7 million, or 12.3%, to $125.3 million in the thirty-nine week period ended September 30, 2012 compared to $111.6 million in the thirty-nine week period ended October 2, 2011. These increases were primarily due to increased headcount, higher stock-based compensation cost associated with a higher stock price and more sales commissions paid as a result of increased sales. Also causing the increase is the inclusion of SG&A costs of our four recently acquired companies, including amortization expense of the acquired intangibles, and the costs associated with executing the acquisitions. Currency fluctuations decreased SG&A costs by $2.0 million and $4.0 million, respectively, in thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods in 2011.
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
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.3 million and $1.3 million, respectively, in the thirteen and thirty-nine week periods ended September 30, 2012 and $0.7 million and $1.9 million, respectively, in the comparable periods of 2011. The decreases in the thirteen and thirty-nine week periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to lower investment balances and continued low interest rates.
Interest expense was $1.0 million and $3.1 million, respectively, in the thirteen and thirty-nine week periods ended September 30, 2012 and $1.0 million and $3.2 million, respectively, in the comparable periods of 2011 and included interest expense related to our 2.875% convertible notes.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. Other, net was a net expense of $1.0 million and $3.2 million in the thirteen and thirty-nine week periods ended September 30, 2012, respectively, and was a net expense of $0.3 million and $0.4 million, respectively, in the comparable periods of 2011. The larger expense is attributed to more volatility in the euro and Czech koruna and an increased amount of expenses that the company is hedging.
Income Tax Expense
Our effective income tax rates for the thirty-nine week periods ended September 30, 2012 and October 2, 2011 were 20.0% and 26.6%, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions. The rate for the first thirty-nine weeks of 2012 is lower than a year ago due to an agreement with the tax authorities in the Netherlands to apply a 5% tax rate to a portion of our Dutch income attributed to intellectual property. The agreement was not in place during the first thirty-nine weeks of 2011.

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
As of September 30, 2012 and December 31, 2011, total unrecognized tax benefits were $16.9 million and $16.0 million, respectively, and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $3.9 million and $13.2 million, respectively, at September 30, 2012 and December 31, 2011. Valuation allowances on deferred tax assets totaled $2.5 million and $2.2 million as of September 30, 2012 and December 31, 2011, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of September 30, 2012 consisted of $305.8 million of cash, cash equivalents, short-term restricted cash and short-term investments, $31.8 million in non-current investments, $22.2 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. $155.3 million of our $359.8 million in total cash, cash equivalents, restricted cash and investments, are held outside of the United States. Although we do not intend to do so, if these funds were ever repatriated, we would need to accrue and pay taxes on these funds. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2017.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from September 30, 2012.
In the thirty-nine week period ended September 30, 2012, cash and cash equivalents and short-term restricted cash decreased $75.0 million to $267.9 million as of September 30, 2012 from $342.9 million as of December 31, 2011 primarily as a result of $93.4 million used for acquisition related activities, $14.7 million used for the purchase of property, plant and equipment, $15.0 million used to settle litigation with Hitachi, dividends paid on common stock of $3.0 million, and a $4.2 million unfavorable effect of exchange rate changes. These factors were partially offset by $25.3 million provided by operations, and $7.6 million of proceeds from the exercise of employee stock options.
In the thirty-nine week period ended October 2, 2011, cash and cash equivalents and short-term restricted cash increased $15.6 million to $315.3 million as of October 2, 2011 from $299.7 million as of December 31, 2010 primarily as a result of $52.8 million provided by operations, $20.2 million of proceeds from the exercise of employee stock options and the net redemption of $3.5 million of marketable securities. These factors were partially offset by repurchases of common stock of $50.0 million, a $0.2 million unfavorable effect of exchange rate changes and $9.1 million used for the purchase of property, plant and equipment.
Accounts receivable increased $35.8 million to $221.8 million as of September 30, 2012 from $186.0 million as of December 31, 2011. This increase was primarily driven by a corresponding increase in sales. The September 30, 2012 balance included a $0.9 million increase related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 91 days at September 30, 2012 and 80 days at December 31, 2011.
Inventories increased $14.5 million to $196.5 million as of September 30, 2012 compared to $182.0 million as of December 31, 2011, due to increased production volumes. The September 30, 2012 balance included a $1.5 million increase related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.8 times for the quarter ended September 30, 2012 and 1.8 times for the quarter ended October 2, 2011.
Deferred tax assets, current and long term, net of deferred tax liabilities decreased $9.3 million to $3.9 million as of September 30, 2012 compared to $13.2 million as of December 31, 2011 primarily due to an increase in deferred tax liabilities relating to the acquisitions of ASPEX and VSG and utilization of tax credit carryforwards against current and prior year tax expense.
Other current assets increased $6.6 million to $34.6 million as of September 30, 2012 compared to $28.0 million as of December 31, 2011, primarily due to an increase in our current income taxes receivable.
Expenditures for property, plant and equipment of $14.7 million and transfers to fixed assets from inventories of $13.5 million in the thirty-nine week period ended September 30, 2012 primarily consisted of expenditures for facilities improvements at our manufacturing sites and demonstration equipment. We expect to spend over $30 million for capital expenditures in 2012 primarily for facilities improvements at our manufacturing sites, the development and introduction of new products, demonstration equipment and upgrades and incremental improvements to our ERP system.

Accrued payroll liabilities decreased $11.9 million to $34.8 million as of September 30, 2012 compared to $46.7 million as of December 31, 2011, primarily due to the payment of 2011 employee incentive compensation.
Income taxes payable decreased $2.9 million to $8.4 million as of September 30, 2012 compared to $11.3 million as of December 31, 2011 primarily due to accruals for U.S. and foreign taxes on current period income. Our receivable for income taxes of $7.7 million at September 30, 2012 is included as a component of other current assets.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million There were no amounts outstanding under this facility as of September 30, 2012.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

September 30, 2012
Guarantees and letters of credit outstanding	$28,183
Amount secured by restricted cash deposits:
Current	$5,993
Long-term	22,165
Total secured by restricted cash	$28,158
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
We did not repurchase any shares during the third quarter of 2012. During the first thirty-nine weeks of 2012 we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share. During the thirteen and thirty-nine week periods ended October 2, 2011, we repurchased 1,654,400 shares for a total of $50.0 million, or an average of $30.19 per share. As of September 30, 2012, 2,119,800 shares remained available for purchase pursuant to this plan.
Dividends to Shareholders
In June 2012, the Company announced its plans to initiate a quarterly dividend of $0.08 per share of common stock. On June 7, 2012, our Board of Directors declared a dividend of $0.08 per share of common stock, or approximately$3.0 million. The dividend was paid on July 24, 2012 to shareholders of record on July 11, 2012. On September 13, 2012, our Board of Directors declared a dividend of $0.08 per share of common stock, or approximately $3.0 million. The dividend was paid on October 23, 2012 to shareholders of record on October 10, 2012. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
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
Beginning in November 2009, Hitachi High-Technologies Corporation (“Hitachi”) commenced a series of legal and administrative proceedings in Japan and Korea against our subsidiary, FEI Company Japan Ltd. (“FEI Japan”) alleging infringement of certain Hitachi patents relating to focused ion beam ("FIB") systems, and FEI Japan filed a series of counter-claims against Hitachi related to such proceedings. In August 2012, we entered into an agreement for the mutual settlement and release of any and all claims relating to infringement of each party's respective FIB patents and a global cross license for such patents. All pending claims and counter-claims in the proceedings have been dismissed. We also agreed to make a one-time payment of $15.0 million to Hitachi covering past damages and future rights to the licensed technology. Of that amount, $5.4 million is attributed to past damages related to this technology, the majority of which was charged to SG&A expense in the fourth quarter of 2011. The remaining $9.6 million is attributed to future technology license rights, was recorded as prepaid royalties and will be amortized over an economic life of 8 years.
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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the first thirty-nine weeks of 2012 and in each of the last three years, more than 66% of our sales came from outside of the U.S. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first thirty-nine weeks of 2012 and for all of 2011 and 2010, approximately 25% to 35% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
The recent extreme volatility of dollar-euro exchange rates can make it more difficult for us to deploy our hedging program and create effective hedges.
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
Our service business addresses a large and diverse install base of over 8,600 tools involving diverse products of varying ages, configurations, use cases, condition, and customer requirements that are dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our service requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and service business.
We rely on the security and integrity of our electronic data systems and our business could be damaged by a security breach or other compromise of these systems.
If we are unable to safeguard our electronic data, our intellectual property could be compromised, which may harm our reputation and damage customer relationships. Further, we maintain personal information of our employees and a data breach that leads to the misuse or misappropriation of this information could cause the company to incur liability, damage our relationship with our employees and our reputation. Moreover, if we suffer an unauthorized intrusion into our own systems or the virtual private network providing for remote tool diagnostics at customer sites, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business. Additionally, if our systems are inaccessible for a period of time, it may compromise our ability to perform business functions in a timely manner.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first thirty-nine weeks of 2012 and each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
In September 2010, our Board of Directors approved a plan to repurchase up to a total of 4.0 million shares of our common stock. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock. The indicated quarterly cash dividend, subject to declaration by our Board of Directors and capital availability, is $0.08 per share of common stock. Dividends have been paid under this program each quarter since its inception. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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

FEI COMPANY

Dated:	November 1, 2012	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)