Form 10-K
period 2012-12-31
FEI CO
filed 2013-02-20
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Registrant’s telephone number, including area code: 503-726-7500
Securities registered pursuant to Section 12(b) of the Act: Common Stock and associated Preferred Stock
Purchase Rights (currently attached to and trading only with the Common Stock)
Name of each exchange on which registered: NASDAQ Global Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($47.69) as reported by The NASDAQ Global Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (July 1, 2012), was $1,809,326,218.
The number of shares outstanding of the registrant’s Common Stock as of February 15, 2013 was 38,529,293 shares.
_____________________________________________
Documents Incorporated by Reference
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days of the Registrant's fiscal year ended December 31, 2012 pursuant to Regulation 14A.

FEI COMPANY
2012 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Overview
We were founded in 1971 and incorporated in Oregon in the same year and our shares began trading on The NASDAQ Stock Market in 1995. We are a leading supplier of scientific instruments for nanoscale applications and solutions for industry and science. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment, the Life Sciences market segment and the Service and Components market segment. Beginning with the first quarter of 2013, we intend to change our reporting segments as previously disclosed in an 8-K filed with the SEC on January 14, 2013.
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeamTM systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; stand-alone FIBs; and high-performance optical microscopes. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our market segments. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our market segments.
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
The Electronics market segment consists of customers in semiconductor integrated circuit manufacturing and related industries such as manufacturers of data storage equipment and other technologies. For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 45 nanometers and smaller, increasing complexity in their materials such as high-k metal gates and low-k dielectrics and increasing device complexity such as 3D transistor architectures. Our products are used primarily in laboratories or near the fabrication line to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device functionality.
The Materials Science market segment includes universities, public and private research laboratories and customers in a wide range of industries, including natural resources (mining and oil and gas), petrochemicals, metals, automobiles, aerospace, and forensics. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions enable scientific discovery and advancement for researchers and help manufacturers develop, analyze and produce advanced products. Our products are used in mining for automated mineralogy and we have opportunities in oil and gas exploration and laboratory analysis. Our products are also used in root cause failure analysis and quality control applications across a range of industries.
The Life Sciences market segment includes universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies and hospitals. Our products’ ultra-high resolution imaging allows structural biologists to create detailed 3D reconstructions of complex biological structures such as proteins and viruses. Cellular biologists use our tools to correlate wide-field, lower resolution optical images with higher resolution electron microscope imaging. Our products are also used by drug researchers and in particle analysis and a range of pathology and quality control applications.
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

Core Technologies
We use several core technologies to deliver a range of value-added customer solutions. Our core technologies include:

•	focused ion beams, which allow modification of structures in sub-micron geometries;

•	focused electron beams, which allow imaging, analysis and measurement of structures at sub-micron and even atomic levels;

•	beam gas chemistries, which increase the effectiveness of ion and electron beams and allow etching and deposition of materials on structures at sub-micron levels;

•	domain software, system automation and sample management tools, which provide faster access to data and improved ease of use for operators of our systems;

•	three dimensional visualization software which enables scientists, engineers and application developers greater insight into complex 3-D image data; and

•	high-end digital light microscopy for the Life Sciences market.
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
Research and Development
We have research and development operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Bordeaux, France; Munich, Germany; Delmont, Pennsylvania; and Brisbane, Australia.
Our research and development staff at December 31, 2012 consisted of 492 employees, including scientists, engineers, designer draftsmen, technicians and software developers.

In the last year, we introduced several new and improved products, including:

•	the Titan ETEM G2, an environmental transmission electron microscope ("ETEM") that enables time-resolved in-situ studies of processes and materials exposed to reactive gases and elevated temperatures;

•	the Verios XHR SEM, which provides sub-nanometer resolution and enhanced contrast for precise measurements on beam-sensitive materials;

•	the MLA EXpress, a bench-top automated mineralogy analyzer that extends mineral liberation analysis to a broader scale of mining operations;

•
new Helios NanoLab DualBeam tools focused on providing semiconductor manufacturers with faster, better images of their most advanced device architectures as well as new capabilities for process development at the 28nm device geometry node and below;

•
the Tecnai with iCorr and CorrSight, a suite of solutions that link light and electron microscopy, allowing cell biologists to correlate information from the cellular down to the molecular level, to enable discoveries that improve their understanding and treatment of diseases; and

•
a "core-to-pore" petrography workflow for core analysis of unconventional gas reservoirs in the oil and gas industry, utilizing SEM and DualBeam  systems, MAPS (Modular Automated Processing System) imaging software, a QEMSCAN petrographic analyzer, and a specific sample preparation method.

Additionally, in May 2012, we launched a Cooperative Research and Development Agreement with the National Institutes of Health ("NIH") to create the NIH/FEI Living Lab Structural Biology Center to promote structural biology research through the workflow integration of cryo-electron microscopy, nuclear magnetic resonance spectroscopy, and X-ray diffraction which may accelerate important medical discoveries relating to global health challenges such as HIV/AIDS and cancer.
In September 2011, we announced a partnership with the Knight Cancer Institute at Oregon Health and Science University ("OHSU") to create the OHSU/FEI Living Lab for Cell Biology that will provide researchers with several state-of-the-art electron microscopes to advance the understanding and treatment of complex diseases such as cancer and AIDS.
On January 9, 2012, we completed the acquisition of ASPEX Corporation of Delmont, Pennsylvania, which gives us a durable SEM for industrial applications. We also completed the acquisition of Visualization Sciences Group ("VSG") of Bordeaux, France in August 2012, giving the Company high-performance 3D visualization software products and tools to a range of markets.
We believe our knowledge of field emission technology and products incorporating focused ion beams remain critical to our performance in the focused charged particle beam business. Drawing on this technology, we have developed a number of product innovations, including:

•
Enhancement in the scanning/transmission electron microscope ("S/TEM") system platform with unprecedented stability coupled with new aberration correctors and monochromator technology, enabling sub-angstrom resolution;

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

From time to time, we engage in joint research and development projects with some of our customers and other parties. In Europe, our electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs. We periodically have received public funds under Dutch government, German government and European Union-funded research and development programs, and expect to continue to leverage these funding opportunities in the future. However, these funds can vary from year to year and we are not able to predict the amount of future funding. We also maintain other informal collaborative relationships with universities and other research institutions, and we work with several of our customers to evaluate new products.

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
Net research and development expense was $95.0 million in 2012, $78.3 million in 2011 and $66.3 million in 2010.
Manufacturing
We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Delmont, Pennsylvania; and Munich, Germany. Our manufacturing staff at December 31, 2012 consisted of 688 employees. Our system manufacturing operations consist largely of final assembly and the testing of finished products. Product performance is documented and validated with factory acceptance and selective customer witness acceptance tests before these products are shipped. We also fabricate electron and ion source materials and manufacture component products at our facilities in Oregon and the Czech Republic.
Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Mechatronics B.V., Keller Technology and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc. and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.
Sales, Marketing and Service
Sales, marketing and service operations are conducted in the U.S. and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
Our sales and marketing staff at December 31, 2012 consisted of 420 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products. Our sales force and marketing efforts are organized through four geographic sales and services divisions: North America, Europe, the Asia-Pacific region and Japan. Our service staff at December 31, 2012 consisted of 675 employees.
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
In a typical sale, our sales representatives provide a potential customer with information about our products, including specifications and performance data. The customer then often participates in a product demonstration at our facilities, using samples provided by the customer. The sales cycle for our systems typically ranges from three to 18 months, but can be longer when our customers are evaluating new applications of our technology.
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
Due to the highly specialized nature of our products and technology, and because of the critical mass necessary to support a worldwide field service capability, FEI has a distinct advantage over competitors who can provide service to our installed base of systems. Some of our older, less sophisticated equipment, particularly in the Materials Science market segment, is serviced by independent field service engineers who compete directly with us. We believe we will continue to provide most of the field service for our products.
Also see the section titled "Risk Factors" in Part I, Item 1A. of this Annual Report on Form 10-K.
Patents and Intellectual Property
We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, approximately 238 patents in the U.S. and approximately 433 patents outside of the U.S., many of which correspond to the U.S. patents. Further, we license additional patents from third parties. Our patents expire over a period of time from 2013 to 2031.
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
Employees
At December 31, 2012, we had 2,444 full-time equivalent, permanent employees and 74 temporary employees worldwide. Some of the 1,737 employees who are employed outside of the U.S. are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.
Backlog
Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Product backlog consists of all open orders meeting these criteria. Service and Components backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At December 31, 2012, our total backlog was $424.8 million, compared to $430.7 million at December 31, 2011. At December 31, 2012, our backlog consisted of $327.9 million of products and $96.9 million related to Service and Components compared to product backlog of $343.3 million and Service and Components backlog of $87.4 million at December 31, 2011. Generally, at least 90% of our backlog is shippable within one year.

Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During 2012 and 2011, we experienced cancellations of $4.0 million and $3.5 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Geographic Revenue and Assets
The following table summarizes sales by geographic region (in thousands):

	Year Ended December 31, 2012
	U.S. and Canada	Europe	Asia-Pacific Region and Rest of World	Total
Product sales	$200,778	$185,598	$305,120	$691,496
Service and Component sales	90,942	59,124	50,176	200,242
Total sales	$291,720	$244,722	$355,296	$891,738
Our long-lived assets were geographically located as follows (in thousands):

December 31, 2012
United States	$74,319
The Netherlands	32,679
Other	58,277
Total	$165,275
See also Note 21 of the the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional geographic and segment information.
Seasonality
Our history shows that our revenues and bookings normally peak in the fourth quarter as our customers spend funds remaining in their fiscal budgets. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor and data storage industries.
Where You Can Find More Information
Our principal executive offices are located at 5350 NE Dawson Creek Drive, Hillsboro, Oregon 97124. Our website is at http://www.fei.com. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our committee charters are also available free of charge on our website. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov where you can obtain most of our SEC filings. You can also obtain copies of these materials free of charge by contacting our investor relations department at 503-726-7500.

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
Our ability to compete successfully depends on a number of factors both within and outside of our control, including:

•	price;

•	product quality;

•	breadth of product line;

•	system performance;

•	ease of use;

•	type and breadth of product applications;

•	cost of ownership;

•	global technical service and support;

•	success in developing or otherwise introducing new products; and

•	foreign currency fluctuations.
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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In 2012 and in each of the last three years, more than 66% of our sales came from outside of the U.S. Our sales to China have grown considerably in recent years. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
Moreover, we operate in over 50 countries, including in 25 with a direct presence. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore, maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.
Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks (e.g., avian or swine influenza);

•	changes in the regulatory environment in countries where we do business could lead to delays in the importation of products into those countries;

•	the implementation and administration of the Control of Electronic Information Products (often referred to as China RoHS) regulations could lead to delays in the importation of products into China;

•	European Union Regulation of Hazardous Substances (RoHS) which could create problems in manufacture and delivery of certain products in Europe;

•	political and economic instability (e.g. Mexican crimewave, unrest in Egypt, Greece and the Middle East);

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	potential labor unrest.
The industries in which we sell our products are cyclical, which may cause our results of operations to fluctuate.
Our business depends in large part on the capital expenditures of customers within our Electronics, Materials Science and Life Sciences market segments. See “Net Sales by Segment” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.
The largest sub-parts of the Electronics market segment are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. We saw weakness in semiconductor equipment spending in the early part of 2012 and we expect this to continue in early to mid 2013. During downturns, our sales and gross profit margins generally decline.
The Materials Science market segment is also affected by overall economic conditions, but is not as cyclical as the Electronics market segment.

The Life Sciences market segment is a smaller and still emerging market, and the tools we sell into that market often have average selling prices ranging from $0.1 million to over $5.0 million. Consequently, loss of demand among a relatively small group of potential customers can have a material impact on the overall demand for our products. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.
A significant portion of our Materials Science and Life Sciences revenue is dependent on government investments in research and development of new technology. To the extent that governments, especially in Europe or the U.S., reduce their spending in response to budget deficits and debt limitations, demand for our products could be affected. To date, we have not seen an impact from such actions, although the U.S. government has indicated that it plans to reduce funding for research. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time. In addition, institutional endowments and philanthropy, which are a source of funding of some customer purchases, are threatened by the muted recovery from the 2008 recession.
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
Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, failure to properly integrate acquisitions, the possible write-downs of impaired assets and the potential loss of key employees of the acquired companies. The inability to effectively manage any of these risks could seriously harm our business. Additionally, difficulties in integrating our acquisitions into our internal control structure could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.
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

Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of our high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. During 2012 and 2011, we experienced cancellations of $4.0 million and $3.5 million, respectively.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For 2012, 2011 and 2010, approximately 25% to 35% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. Our Electronics business, which ultimately depends on consumers who buy electronic devices, is volatile but contributes, on average, a higher proportion of our gross margin. Any significant downturn in the market would have a negative impact to our overall performance.

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
A portion of our manufacturing operations will be moved to a new facility in 2014 which may involve significant costs and risks of operational interruption and product quality.
We are planning to move our operations in the Czech Republic to a new facility beginning in 2014. Moving product manufacturing includes, among others, the following risks:

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
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Mechatronics B.V., Keller Technology and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc. and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, restrictions regulating the use of certain hazardous substances in electrical and electronic equipment in various jurisdictions may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.
Our service business depends on our ability to reliably supply replacement parts and consumables to our customers and failure to deliver high quality parts and consumables in a timely manner could cause our service business to suffer.
Our service business addresses a large and diverse install base of nearly 9,000 tools involving diverse products of varying ages, configurations, use cases, condition, and customer requirements that are dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our service requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and service business.

We rely on the security and integrity of our electronic data systems and our business could be damaged by a security breach or other compromise of these systems.
If we are unable to safeguard our electronic data, our intellectual property could be compromised, which may harm our reputation and damage customer relationships. Further, we maintain personal information of our employees and a data breach that leads to the misuse or misappropriation of this information could cause the company to incur liability and damage our relationship with our employees and our reputation. Moreover, if we suffer an unauthorized intrusion into our own systems or the virtual private network providing for remote tool diagnostics at customer sites, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business. Additionally, if our systems are inaccessible for a period of time, it may compromise our ability to perform business functions in a timely manner.
We depend on certain business processes for order entry and failure to adhere to those processes could impair our ability to properly book and fulfill orders.
We use business processes, including automated systems, to enter and track customer orders. Failure to adhere to these processes could result in errors in bookings, discounts on tool sales and failure to meet our global export compliance obligations. Further, inaccurate booking information could lead to delays in shipping and having to rework orders. These problems could, in turn, cause us to suffer reduced margins, delayed revenue and governmental fines and penalties.
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
Our success depends in large part on the protection of our proprietary rights. We incur significant costs to obtain and maintain patents and defend our intellectual property. We also rely on the laws of the U.S. and other countries where we develop, manufacture or sell products to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights. More specifically, we depend on trade secrets used in the development and manufacture of our products. We endeavor to protect these trade secrets but the measures taken to protect these trade secrets may be in adequate or ineffective.
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For 2012 and each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
Infringement of our proprietary rights could result in weakened capacity to compete for sales and increased litigation costs, both of which could have a material adverse effect on our business, product gross margins, prospects, financial condition and results of operations.

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
The degree to which we are leveraged could have important consequences, including our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited. In addition our shareholders will be diluted if holders of all or a portion of our outstanding 2.875% subordinated convertible notes elect to convert their notes. Our ability to pay interest and principal on our debt securities, to satisfy our other debt obligations and to make planned expenditures will be dependent on our future operating performance, which could be affected by changes in economic conditions and other factors, some of which are beyond our control. A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of the debt under such instruments and in some cases acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. We cannot guarantee that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. As a result, we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.
If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
In September 2010, our Board of Directors approved a plan to repurchase up to a total of 4.0 million shares of our common stock. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock. The indicated quarterly cash dividend, subject to declaration by our Board of Directors and capital availability, is $0.08 per share of common stock. Dividends have been paid under this program each quarter since its inception in June 2012. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

Restructuring activities may be disruptive to our business and financial performance. Any delay or failure by us to execute planned cost reductions could also be disruptive and could result in total costs and expenses that are greater than expected.
From time to time, we have engaged in various restructuring and infrastructure improvement programs in order to increase operational efficiency, reduce costs and balance the effects of currency fluctuations on our financial results. These actions have previously included reductions of work-force as well as the costs to migrate portions of our supply chain to dollar-linked contracts.
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
Our sales cycle can be 18 months or longer and is unpredictable. Variations in the length of our sales cycle could cause our net sales and, therefore, our business, financial condition, results of operations, operating margins and cash flows, to fluctuate widely from period to period. These variations could be based on factors partially or completely outside of our control.
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
We are subject to export control laws that limit which products we sell and where and to whom we sell our products. Moreover, export licenses are required from government agencies for some of our products and accessories in accordance with various statutory authorities, including U.S. statutes such as the Export Administration Act of 1979, the International Emergency Economic Powers Act of 1977, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. Depending on the shipment, we are also subject to Dutch or Czech law regarding export controls and licensing requirements. We may not be successful in obtaining these necessary licenses in order to conduct business abroad. In addition, we may suffer from process failures that would cause us to violate export laws. Failure to comply with applicable export controls or the termination or significant limitation on our ability to export certain of our products would have an adverse effect on our business, results of operations and financial condition.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in a facility we own in Hillsboro, Oregon. This facility totals approximately 180,000 square feet and houses a range of activities, including manufacturing, research and development, corporate finance and administration and sales and marketing and is primarily used by the Electronics and Service and Components market segments.
We also maintain a major facility in Eindhoven, The Netherlands, consisting of 271,449 square feet. The lease for this space expires in 2018. Present lease payments are approximately $300,000 per month. This facility is used for research and development, manufacturing, sales, marketing and administrative functions and is primarily used by the Life Sciences, Materials Science and Service and Components market segments.
We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of a total of 140,652 square feet of space, and is leased for approximately $170,000 per month. The lease has various expiration dates extending through 2018. We are planning to move our Czech operations to a new larger facility in 2014 and have a lease agreement with an initial 10-year term with multiple options to renew. Lease payments of approximately $230,000 per month will begin in early 2014 at the commencement of the lease.
We operate, in leased facilities, a software development and licensing business in Bordeaux, France, an optical microscopy business in Munich, Germany, and an electron microscopy business in Delmont, Pennslyvania. In Australia, we operate offices for sales, service and some research and development, in leased facilities, which directly supports our natural resources business.
We also operate support offices for sales, service and some research and development in leased facilities in the People’s Republic of China, Japan, Hong Kong, Singapore, Korea, The Netherlands, Germany and the U.S., as well as other smaller offices in the other countries where we have direct sales and service operations. In some of these locations, we lease space directly.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Prices, Issuances of Common Stock and Dividends
Our common stock is quoted on the NASDAQ Global Market under the symbol FEIC. The high and low intraday sales prices on the NASDAQ Global Market and cash dividends paid for the past two years were as follows:

2011	High	Low	Dividend Paid
Quarter 1	$35.47	$25.75	$—
Quarter 2	41.56	30.20	—
Quarter 3	40.78	28.05	—
Quarter 4	43.00	26.61	—
2012	High	Low	Dividend Paid
Quarter 1	$49.75	$40.00	$—
Quarter 2	52.01	42.18	—
Quarter 3	56.48	45.23	0.08
Quarter 4	56.06	49.40	0.08
The approximate number of beneficial shareholders and shareholders of record at February 11, 2013 was 24,468 and 73, respectively.
We did not pay or declare any cash dividends in 2011. In June 2012, the Company announced its plans to initiate a quarterly dividend of $0.08 per share of common stock. Dividends have been paid under this program each quarter since its inception in June 2012. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. See also "Dividends to Shareholders" included in Part II, Item 7 of this Annual Report on Form 10-K for further discussion.
PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2012, 2011 or 2010 to Philips under this agreement. As of December 31, 2012, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.
Share Repurchases
A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010 and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. No repurchases were made in the fourth quarter of 2012.
During 2012 we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share and during 2011 we repurchased 1,654,400 shares for a total of $50.0 million or an average of $30.19 per share. As of December 31, 2012, 2,119,800 shares remained available for purchase pursuant to this plan.
Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated by reference herein.

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

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
FEI Company	$100.00	$75.96	$94.08	$106.38	$164.27	$224.14
NASDAQ Composite	100.00	60.02	87.25	103.08	102.27	120.41
NASDAQ Non-Financial	100.00	57.01	88.64	104.98	104.84	122.87
SIC 3826	100.00	59.19	89.35	127.90	125.52	131.15

Item 6. Selected Financial Data
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2012	2011	2010	2009	2008
Net sales	$891,738	$826,426	$634,222	$577,344	$599,179
Cost of sales	476,108	459,060	364,958	347,840	364,638
Gross profit	415,630	367,366	269,264	229,504	234,541
Total operating expenses(1)	267,543	240,315	213,806	197,882	203,413
Operating income	148,087	127,051	55,458	31,622	31,128
Other expense, net(2)	(7,539)	(4,186)	(3,236)	(3,961)	(4,528)
Income from continuing operations before income taxes	140,548	122,865	52,222	27,661	26,600
Income tax expense (benefit)(3)	25,628	19,228	(1,326)	5,017	8,612
Net income	$114,920	$103,637	$53,548	$22,644	$17,988
Basic net income per share	$3.02	$2.70	$1.41	$0.60	$0.49
Diluted net income per share	$2.80	$2.51	$1.34	$0.60	$0.48
Shares used in basic per share calculations	38,065	38,384	38,083	37,537	36,766
Shares used in diluted per share calculations	41,728	42,047	41,737	37,905	37,158

In thousands	December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
Cash and cash equivalents	$266,302	$320,361	$277,617	$124,199	$146,521
Working capital	486,830	519,284	493,518	435,034	355,917
Total assets	1,234,223	1,089,909	984,422	953,969	832,172
Short-term line of credit	—	—	—	59,600	—
Current portion of convertible debt	89,010	—	—	—	—
Convertible debt, net of current portion	—	89,011	89,012	100,000	115,000
Shareholders’ equity	839,903	696,814	633,174	567,524	519,089

1.
Included in operating expenses was $2.9 million, $3.2 million, $11.1 million, $3.5 million and $4.3 million of restructuring, reorganization, relocation and severance in 2012, 2011, 2010, 2009 and 2008, respectively. Also included in operating expenses in 2011 is $5.3 million for a contingent litigation accrual matter and a $1.4 million impairment of certain intellectual property.

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

3.
Our 2012 tax provision reflected lower tax rates in foreign jurisdictions where we earn a majority of our profits. The benefit of lower tax rates was partially offset by an increase in unrecognized tax benefits for positions taken on current and prior year returns.

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
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” "will," "are expected," “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, bookings, gross margins, operating and non-operating expenses, tax rates, net income, foreign currency rates, payment of dividends, or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and corporate reorganization; any statements of factors that may affect our 2013 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to acquisitions of other companies; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning our effective tax rates, the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and any statements made under the heading “Outlook for 2013.”
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
SUMMARY OF PRODUCTS AND SEGMENTS
We are a leading supplier of scientific instruments for nanoscale applications and solutions for industry and science. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment, the Life Sciences market segment and the Service and Components market segment. Beginning with the first quarter of 2013, we intend to change our reporting segments as previously disclosed in an 8-K filed with the SEC on January 14, 2013.
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeamTM systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; stand-alone FIBs; and high-performance optical microscopes. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our market segments. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our market segments.
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
The Electronics market segment consists of customers in semiconductor integrated circuit manufacturing and related industries such as manufacturers of data storage equipment and other technologies. For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 45 nanometers and smaller, increasing complexity in their materials such as high-k metal gates and low-k dielectrics and increasing device complexity such as 3D transistor architectures. Our products are used primarily in laboratories or near the fabrication line to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device functionality.

The Materials Science market segment includes universities, public and private research laboratories and customers in a wide range of industries, including natural resources (mining and oil and gas), petrochemicals, metals, automobiles, aerospace, and forensics. Growth in these markets is driven by global corporate and government funding for research and development in materials science and by development of new products and processes based on innovations in materials at the nanoscale. Our solutions enable scientific discovery and advancement for researchers and help manufacturers develop, analyze and produce advanced products. Our products are used in mining for automated mineralogy and we have opportunities in oil and gas exploration and laboratory analysis. Our products are also used in root cause failure analysis and quality control applications across a range of industries.
The Life Sciences market segment includes universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies and hospitals. Our products’ ultra-high resolution imaging allows structural biologists to create detailed 3D reconstructions of complex biological structures such as proteins and viruses. Cellular biologists use our tools to correlate wide-field, lower resolution optical images with higher resolution electron microscope imaging. Our products are also used by drug researchers and in particle analysis and a range of pathology and quality control applications.
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
SALES AND BACKLOG
Net sales increased to $891.7 million in 2012 compared to $826.4 million in 2011. This increase reflects increases in all of our market segments, except Life Sciences, as described more fully below.
At December 31, 2012, our total backlog was $424.8 million compared to $430.7 million at December 31, 2011. As discussed in the section entitled “Business” included in Part I, Item 1 of this Annual Report on Form 10-K, orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog.
OUTLOOK FOR 2013
During 2012, we experienced revenue growth of 8% over 2011 and we expect another year of moderate growth in 2013. Our backlog has stabilized at just under 6 months of revenue at current run rates and we expect revenue and bookings growth to be approximately equal in the coming year.
In January 2013, we executed a business reorganization that divided our operations into two primary groups. The business groups are titled Industry and Science and beginning in 2013, we will report our revenue and earnings in two segments that align with these business groups. Service revenue will be reported as part of each group.
Electronics revenue was up in 2012. We expect the early part of 2013 to be below 2012 levels, but believe Electronics bookings and revenue will increase as the year progresses. The semiconductor capital equipment industry experienced a cyclical downturn at the end of 2012 and we expect it will continue in early to mid 2013. Because our equipment is used in laboratories for new process development and yield improvement, we are less affected by cyclical swings than some equipment suppliers, but the industry downturn does have some impact. As evidence, our Electronics bookings were up 2% in 2012 compared with an industry decline of 8%. For 2013, we expect to benefit from a cyclical recovery in the industry, the introduction of new products, and increasing demand for higher-resolution images from semiconductor customers as they invest in more advanced processes, which require more of our TEMs and DualBeams in particular.
Revenue for the natural resources business was up in 2012 and we expect continued growth in 2013. This business serves mining, oil and gas companies with automated mineralogy solutions that help those companies improve yields and lower costs. We have new solutions for both laboratory and on-site applications that are in the early stages of penetration in these markets.
Our Materials Science segment experienced modest revenue growth in 2012, and we expect that to continue in 2013. Growth has primarily come from developing countries as these economies continue to invest in education infrastructure, offsetting potential weakness in the United States due to political uncertainty and a mixed economic picture in Europe. We also expect contributions from new products introduced in 2012 and others planned for release in 2013.
Life Sciences 2012 bookings were consistent with 2011 while 2012 revenue declined compared with 2011 revenue. The timing of new product introductions and funding difficulties, especially in the U.S., limited growth in 2012. For 2013, we expect bookings and revenue to grow based on new correlative microscopy products for cell biology research and continued penetration of electron microscopy into structural biology applications.

Our Service and Components business grows mostly with the expansion of our installed base and is expected to continue that growth in 2013.
Gross margin increased by 210 basis points from 2011 to 2012, and we expect continued gross margin improvement in 2013. In addition to increasing our proportion of newer, higher-margin products and application-specific products, we expect lower costs from increased production volume in the Czech Republic and continued sourcing improvements, including the full-year impact of termination of a manufacturing services agreement in Hillsboro.
Operating expenses are expected to increase in 2013 due to acquisitions, the increase in staff in customer-facing parts of the company to manage our growth and increased spending for research and development. We expect to continue to report a net expense for other income (expense), net, due to low market interest earned on our investments and the impact of currency costs. Global foreign exchange rates could have a significant impact on our results. In general, a stronger U.S. dollar compared with the euro will reduce our revenue growth rate and improve our operating income, while a weaker dollar has the opposite effect. In addition, a weaker yen compared to the dollar could reduce our margins modestly. We expect our overall effective tax rate to stabilize and we are estimating that it will be around 20% for 2013.
In recent years, our sales to customers in China have grown and will continue to be an area of focus for us in 2013.
Please see the risk factors listed in Part I, Item 1A. of this Annual Report on Form 10-K for the risk factors that could cause our results to vary from this Outlook for 2013.
RESULTS OF OPERATIONS
The following table sets forth our statement of operations data (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net sales	$891,738	$826,426	$634,222
Cost of sales	476,108	459,060	364,958
Gross profit	415,630	367,366	269,264
Research and development	94,965	78,318	66,274
Selling, general and administrative	169,719	158,782	136,465
Restructuring, reorganization, relocation and severance costs	2,859	3,215	11,067
Operating income	148,087	127,051	55,458
Other expense, net	(7,539)	(4,186)	(3,236)
Income before income taxes	140,548	122,865	52,222
Income tax expense (benefit)	25,628	19,228	(1,326)
Net income	$114,920	$103,637	$53,548
The following table sets forth our statement of operations data as a percentage(1) of consolidated net sales:

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.4	55.5	57.5
Gross profit	46.6	44.5	42.5
Research and development	10.6	9.5	10.4
Selling, general and administrative	19.0	19.2	21.5
Restructuring, reorganization, relocation and severance costs	0.3	0.4	1.7
Operating income	16.6	15.4	8.7
Other expense, net	(0.8)	(0.5)	(0.5)
Income before income taxes	15.8	14.9	8.2
Income tax expense (benefit)	2.9	2.3	(0.2)
Net income	12.9%	12.5%	8.4%

(1)	Percentages may not add due to rounding.

Net sales increased $65.3 million, or 7.9%, to $891.7 million in 2012 compared to $826.4 million in 2011 and increased $192.2 million, or 30.3%, in 2011 compared to $634.2 million in 2010. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Currency fluctuations decreased net sales by $18.6 million in 2012 compared to 2011 and decreased net sales by approximately $22.4 million in 2011 compared to 2010 as approximately 67% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Strengthening of the U.S. dollar against these foreign currencies generally has the effect of decreasing net sales and backlog. See also "Foreign Currency Exchange Rate Risk" included in Item 7A. of this Annual Report on Form 10-K for further discussion of currency impact on our results of operations.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended December 31,
	2012		2011		2010
Electronics	$293,132	32.9%	$259,730	31.4%	$222,795	35.1%
Materials Science	315,502	35.4	292,092	35.4	182,430	28.8
Life Sciences	82,862	9.3	102,777	12.4	74,555	11.8
Service and Components	200,242	22.4	171,827	20.8	154,442	24.3
Consolidated net sales	$891,738	100.0%	$826,426	100.0%	$634,222	100.0%
Electronics
The $33.4 million, or 12.9%, increase in Electronics sales in 2012 compared to 2011 was primarily due to increased demand for certain products as the industry shifts to smaller semiconductor manufacturing process nodes. As our customers migrate from SEM-based to more TEM-based lab analysis, we realize increases in unit sales of our TEM products as well as our small DualBeam products, both of which have higher average selling prices than SEM products. Currency fluctuations decreased Electronics sales by $1.7 million as compared to the prior year.
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
Materials Science
The $23.4 million, or 8.0%, increase in Materials Science sales in 2012 compared to 2011 was primarily due to increased advanced research spending in Asia and the inclusion of product sales from ASPEX Corporation ("ASPEX"), which we acquired January 9, 2012, and from Visualization Sciences Group ("VSG"), which we acquired on August 1, 2012. Also contributing to the increase was growth in sales to our natural resources customers driven by continued penetration in the oil and gas and mining industries. This was partially offset by currency fluctuations, which decreased Materials Science sales by $9.1 million in 2012 compared to 2011.
The $109.7 million, or 60.1%, increase in Materials Science sales in 2011 compared to 2010 was primarily due to strong sales of our high-end TEMs as a result of increased spending in research institutions. We generally see our customers shifting from SEM-based tools to TEM-based tools as the demand to image on an increasingly small scale continues. The increase also reflects continued investment in education infrastructure in developing countries like Korea and China as well as increasing demand for our evolving line of natural resources product offerings. Currency fluctuations increased Materials Science sales by $7.7 million in 2011 compared to 2010.
Life Sciences
The $19.9 million, or 19.4%, decrease, in Life Sciences sales in 2012 compared to 2011 was primarily due to a decrease in the number of high-end TEM units sold during the period. The Life Sciences market is heavily dependent on government funding for research grants and this funding has been under pressure, resulting in fewer large awards for FEI class of tools. Historically, we have seen significant volatility in the sale of high-end TEMs for Life Sciences and that may continue. Additionally, currency fluctuations decreased Life Sciences sales by $3.0 million in 2012 compared to 2011.
The $28.2 million, or 37.9%, increase in Life Sciences sales in 2011 compared to 2010 was primarily due to an increase in the number of high-end TEM units sold during the period due in part to increased penetration in electron microscopy in Life Sciences research. Currency fluctuations increased Life Sciences sales by $4.1 million in 2011 compared to 2010.

Service and Components
The $28.4 million, or 16.5%, increase in Service and Components sales in 2012 compared to 2011 was due primarily to a larger install base and the inclusion of service revenue for our ASPEX product line as well as service revenue from our Korean subsidiary resulting from the acquisition of certain assets of AP Tech, which occurred on July 9, 2012. This was partially offset by currency fluctuations which decreased Service and Components sales by $4.8 million in 2012 compared to 2011.
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
Net Sales by Geographic Region
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic region (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
U.S. and Canada	$291,720	32.7%	$257,244	31.1%	$204,002	32.2%
Europe	244,722	27.5	261,313	31.6	207,394	32.7
Asia-Pacific Region and Rest of World	355,296	39.8	307,869	37.3	222,826	35.1
Consolidated net sales	$891,738	100.0%	$826,426	100.0%	$634,222	100.0%
U.S. and Canada
The $34.5 million, or 13.4%, increase in sales to the U.S. and Canada in 2012 compared to 2011 was primarily due to an increase in shipments to semiconductor customers, growth in sales to our natural resources customers, and an increase in service revenues driven by continued organic growth, expansion of our install base and the inclusion of service revenue for our ASPEX product line.
The $53.2 million, or 26.1%, increase in sales to the U.S. and Canada in 2011 compared to 2010 was primarily due to continued strong semiconductor capital equipment spending and an increase in Life Sciences sales related to an increase in high-end TEM units sold.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $16.6 million, or 6.3%, decrease in sales to Europe in 2012 compared to 2011 was primarily due to a shift in the mix of semiconductor sales away from European customers to Asian customers, as well as a decrease in the number of high-end TEM units sold in our Life Sciences segment. Currency fluctuations also decreased sales to Europe by $19.0 million in 2012 compared to 2011.
The $53.9 million, or 26.0%, increase in sales to Europe in 2011 compared to 2010 was primarily due to increased semiconductor capital equipment spending and continued improvement in spending by research institutions. Currency fluctuations increased sales to Europe by $10.4 million in 2011 compared to 2010.
Asia-Pacific Region and Rest of World
The $47.4 million, or 15.4%, increase in sales to the Asia-Pacific Region and Rest of World in 2012 compared to 2011 was primarily driven by increased spending in the semiconductor industry and increased advanced research spending by our Materials Science customers as well as increased service revenue driven by the inclusion of service revenue from our Korean subsidiary. Sales to customers in China also helped drive the increase. Despite the adverse impact of the weakening yen, overall currency fluctuations increased sales to this region by $0.4 million in 2012 compared to 2011.
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

Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2012	2011	2010
Electronics	54.1%	52.8%	50.2%
Materials Science	47.6	43.1	41.0
Life Sciences	42.9	45.8	41.0
Service and Components	35.6	33.4	33.7
Overall	46.6	44.5	42.5
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
Cost of sales increased $17.0 million, or 3.7%, to $476.1 million in 2012 compared to $459.1 million in 2011, primarily due to increased sales. Currency fluctuations reduced cost of sales by $24.7 million in 2012 compared to 2011. The net effect on our gross margin from currency fluctuations during 2012 compared to 2011 was an increase of $6.1 million, or 1.6 percentage points.
Cost of sales increased $94.1 million, or 25.8%, to $459.1 million in 2011 compared to $365.0 million in 2010 primarily due to increased sales. The impact of currency fluctuations on cost of sales was an increase cost of sales by $6.0 million in 2011 compared to 2010. The net effect on our gross margin from currency fluctuations during 2011 compared to 2010 was an increase of $16.4 million, or 0.8 percentage points.
Electronics
The increase in Electronics gross margin in 2012 compared to 2011 was due primarily to an increased number of high-end TEM units sold and improved margins on those high-end TEMs. Currency fluctuations improved Electronics gross margin in 2012 compared to 2011 by 0.5 percentage points.
The increase in Electronics gross margin in 2011 compared to 2010 was due primarily to increased demand for our higher-margin small DualBeams, as well as abnormally low gross margins in the prior year as we worked through orders that were priced in late 2009 and early 2010 when we were under greater pricing pressure. We also realized product cost savings related to our consolidation of the manufacturing of our small DualBeam products at our Brno, Czech Republic facility. Currency fluctuations improved Electronics gross margin in 2011 compared to 2010 by 1.3 percentage points.
Materials Science
The increase in Materials Science gross margin in 2012 compared to 2011 was primarily because our higher-margin natural resources products comprised a larger proportion of revenue for this segment and we realized materials cost savings on the TEM product line. The acquisition of VSG during the third quarter of 2012 also positively impacted margins for this segment. Further, we continue to realize some operational cost savings for our TEM product line resulting from manufacturing a higher percentage of products at our Brno, Czech Republic facility. As the move was substantially complete in the second quarter of 2011, the cost savings effect of the transfer is diminishing on a year-over-year comparison basis. Currency fluctuations impacted Materials Science gross margin by a 2.1 percentage point increase in 2012 compared to 2011.
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
Life Sciences
The decrease in Life Sciences gross margin in 2012 compared to 2011 was primarily due to a decrease in the number of high-end TEM units sold. This was partially offset by currency fluctuations which increased Life Sciences gross margin by 2.6 percentage points in 2012 compared to 2011.
The increase in Life Sciences gross margin in 2011 compared to 2010 was primarily due to an increase in the number of high-end TEM units sold. This was partially offset by currency fluctuations which increased Life Sciences gross margin in 2011 compared to 2010 by 0.8 percentage points.

Service and Components
The increase in Service and Components gross margin in 2012 compared to 2011 was primarily due to increased sales, including sales from our Korean subsidiary resulting from the acquisition of certain assets of AP Tech, which occurred on July 9, 2012, and the more effective use of resources. Currency fluctuations impacted Service and Components gross margin by a 1.9 percentage point increase in 2012 compared to 2011.
The decrease in Service and Components gross margin in 2011 compared to 2010 was primarily due to an increase in employee incentive compensation. Currency fluctuations impacted Service and Components gross margin in 2011 compared to 2010 by a 0.1 percentage point decrease.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the 2012, 2011 and 2010 periods, we received subsidies from European governments for technological developments for semiconductor and life sciences equipment.
R&D costs, net of subsidies, were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Gross spending	$102,309	$83,612	$71,682
Less subsidies	(7,344)	(5,294)	(5,408)
Net expense	$94,965	$78,318	$66,274
R&D costs increased in 2012 compared to 2011 primarily due to increased headcount and project spending to support current growth opportunities, as well as the inclusion of the R&D expenses for our recently acquired companies, TILL, ASPEX and VSG. Currency fluctuations reduced R&D costs by $5.1 million in 2012 compared to 2011.
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
SG&A costs increased $10.9 million, or 6.9%, in 2012 compared to 2011 primarily due to increased headcount, higher stock-based compensation cost associated with a higher stock price and more commissions paid as a result of increased sales. Also causing the increase is the inclusion of SG&A costs of our four recently acquired companies, including amortization expense of the acquired intangibles, and the costs associated with executing the acquisitions. Currency fluctuations decreased SG&A costs by $4.9 million in 2012 compared to 2011.
SG&A costs increased in $22.3 million, or 16.4%, in 2011 compared to 2010 primarily due to increased commissions driven by the increase in revenue and increased employee incentive compensation, as well as an impairment charge of $1.4 million to write off the unamortized value of intellectual property and a $5.3 million charge for contingent litigation accruals. This activity was partially offset by a decrease in bad debt write-offs. In the first quarter of 2010, we recorded a $2.1 million charge to fully write off amounts receivable from one customer. Currency fluctuations increased SG&A costs by $3.9 million in 2011 compared to 2010.

Restructuring, Reorganization, Relocation and Severance
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization will be effective beginning in the first quarter of 2013 and is expected to be implemented over the next six months. The costs associated with the reorganization will include primarily severance costs and we anticipate that it will result in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012 and as the reorganization continues, we expect to incur approximately $1.9 million in additional restructuring charges. All of the costs related to this plan are expected to result in cash expenditures and we currently expect the total cost of the reorganization to be approximately $4.8 million.
The reduction in positions as a result of the group structure reorganization is expected to reduce operating expenses by approximately $3 million per year when fully implemented.
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
Information for costs related to the April 2010 restructuring plan is as follows (in thousands):

	Year Ended December 31,
Costs Incurred	2012	2011	2010	Life of Plan
Severance costs related to work force reduction and reorganization	$—	$184	$6,433	$6,617
Product line transfer, training of Brno employees and facility build-out in Brno	—	963	872	1,835
Total costs incurred	$—	$1,147	$7,305	$8,452
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

The April 2008 restructuring plan was completed in 2010. Total costs incurred related to this plan were $11.6 million. In 2010 we incurred $3.8 million, under the April 2008 restructuring plan and incurred no additional costs related to this plan in 2011 or 2012. All of the costs resulted in cash expenditures and we do not expect to incur any additional costs under this plan.
A summary of the expenses related to our April 2008 restructuring plan is as follows (in millions):

Type of Expense	Total Costs
Severance costs related to work force reduction of 3% (approximately 60 employees)	$3.3
Transfer of manufacturing and other activities	0.3
Shift of supply chain	5.9
IT system upgrades	2.1
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
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $1.6 million in 2012, $2.4 million in 2011 and $2.6 million in 2010. The decrease in 2012 compared to 2011 was primarily due to lower investment balances and continued low interest rates. The decrease in 2011 compared to 2010 was primarily due to lower market interest rates.
Interest expense for 2012, 2011 and 2010 included interest expense related to our 2.875% convertible notes.
The amortization of capitalized note issuance costs related to our convertible note issuances is also included as a component of interest expense. Interest expense in 2010 included $0.1 million related to the write-off of note issuance costs in connection with the early redemption of a total of $11.0 million of our 2.875% convertible notes.
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
Other, net in 2012 of $5.0 million expense is attributed to more volatility in the euro and Czech koruna and an increased amount of expenses that the company is hedging.
Other, net in 2011 of $2.5 million expense resulted primarily from volatility in market exchange rates and increased volatility in our hedges.
Other, net in 2010 included a $0.1 million gain on the early redemption of a portion of our 2.875% convertible notes.
Income Tax Expense
Our effective income tax rate of 18.2% for 2012 reflected lower tax rates in foreign jurisdictions where we earn a majority of our profits. The benefit of lower tax rates was partially offset by an increase in unrecognized tax benefits for positions taken on current and prior year returns.
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
As of December 31, 2012, total unrecognized tax benefits were $25.1 million and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax (liabilities) assets totaled ($0.3) million and $13.2 million, respectively, at December 31, 2012 and 2011. Valuation allowances on deferred tax assets totaled $2.1 million and $2.2 million as of December 31, 2012 and 2011, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of December 31, 2012 consisted of $360.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $29.2 million in non-current investments, $27.4 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. $162.4 million of our $417.0 million in total cash, cash equivalents, restricted cash and investments, are held outside of the United States. Although we do not intend to do so, if these funds were ever repatriated, we would need to accrue and pay taxes on these funds. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2018.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from December 31, 2012.
In 2012, cash and cash equivalents and short-term restricted cash decreased $62.1 million to $280.8 million as of December 31, 2012 from $342.9 million as of December 31, 2011 primarily as a result of $93.4 million used for acquisition related activities, $39.4 million used in the net purchase of marketable securities, $22.1 million used for the purchase of property, plant and equipment, $15.0 million used to settle litigation with Hitachi, and dividends paid on common stock of $6.1 million. These factors were partially offset by $85.0 million provided by operations, $13.1 million of proceeds from the exercise of employee stock options and a $0.5 million favorable effect of exchange rate changes.
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
Accounts receivable increased $25.2 million to $211.2 million as of December 31, 2012 from $186.0 million as of December 31, 2011. This increase was primarily driven by a corresponding increase in sales. The December 31, 2012 balance included a $0.3 million increase related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 83 days at December 31, 2012 and 80 days at December 31, 2011.
Inventories increased $10.5 million to $192.5 million as of December 31, 2012 compared to $182.0 million as of December 31, 2011, due to increased production volumes. The December 31, 2012 balance included a $4.4 million increase related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.9 times for the quarter ended December 31, 2012 and 2.0 times for the quarter ended December 31, 2011.
Deferred tax (liabilities) assets, current and long term, net of deferred tax liabilities decreased $13.5 million to ($0.3) million as of December 31, 2012 compared to $13.2 million as of December 31, 2011 primarily due to an increase in deferred tax liabilities relating to the acquisitions of ASPEX and VSG and utilization of tax credit carryforwards against current and prior year tax expense.
Other current assets increased $1.3 million to $29.3 million as of December 31, 2012 compared to $28.0 million as of December 31, 2011, primarily due to an increase in our current income taxes receivable.
Expenditures for property, plant and equipment of $22.1 million and transfers to fixed assets from inventories of $21.2 million in 2012 primarily consisted of expenditures for facilities improvements at our manufacturing sites and demonstration equipment. We expect to spend over $60 million for capital expenditures in 2013 primarily for leasehold improvements to our new facility in Brno, demonstration units, operations and R&D tools.
Accrued payroll liabilities decreased $7.6 million to $39.1 million as of December 31, 2012 compared to $46.7 million as of December 31, 2011, primarily due to a decrease in the accrual for employee incentive compensation.

Income taxes payable decreased $10.0 million to $1.3 million as of December 31, 2012 compared to $11.3 million as of December 31, 2011 primarily due to payments made to settle prior year taxes accrued in foreign jurisdictions. Our receivable for income taxes of $6.7 million at December 31, 2012 is included as a component of other current assets.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of December 31, 2012.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

December 31, 2012
Guarantees and letters of credit outstanding	$41,965
Amount secured by restricted cash deposits:
Current	$14,522
Long-term	27,425
Total secured by restricted cash	$41,947
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
During 2012 we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share and during 2011 we repurchased 1,654,400 shares for a total of $50.0 million or an average of $30.19 per share. As of December 31, 2012, 2,119,800 shares remained available for purchase pursuant to this plan.
Dividends to Shareholders
In June 2012, the Company announced its plans to initiate a quarterly dividend of $0.08 per share of common stock. Our Board of Directors declared dividends of $0.08 per share of common stock, or approximately $3.0 million, for the second, third and forth quarters of 2012. Our total dividend payments during 2012 was $6.1 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.

CONTRACTUAL PAYMENT OBLIGATIONS
A summary of our contractual commitments and obligations as of December 31, 2012 was as follows (in thousands):

	2013	2014 and 2015	2016 and 2017	2018 and beyond	Total
Convertible Debt	$89,010	$—	$—	$—	$89,010
Convertible Debt Interest	1,066	—	—	—	1,066
Letters of Credit and Bank Guarantees	14,440	26,709	747	69	41,965
Purchase Order Commitments	62,586	621	—	—	63,207
Pension Related Obligations	61	147	223	3,430	3,861
Deferred Compensation Liability	—	—	—	3,046	3,046
Capital Leases	1,903	2,376	352	—	4,631
Operating Leases	8,453	17,957	14,962	22,652	64,024
Total	$177,519	$47,810	$16,284	$29,197	$270,810
In June 2012, we entered into a lease agreement for two new buildings for a manufacturing, warehouse and multi-storage office facility located in Brno, Czech Republic. The payment term of the lease agreement will be from April 1, 2014 through April 1, 2024, with the option to extend for two five year periods. The lease commencement date will be during the second quarter of 2013 at which time we will start to expense the lease costs. The table above includes estimated lease payments for the minimum lease commitment of 10 years.
We also have other liabilities of $15.7 million relating to additional uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to these additional uncertain tax positions, we have excluded this amount from the table above.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	the valuations of intangible assets;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is estimated based on collection experience and known trends with current customers. The large number of entities comprising our customer base and their dispersion across many different industries and geographies somewhat mitigates our credit risk exposure and the magnitude of our allowance for doubtful accounts. Our estimates of the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve may occur based upon changes in revenue levels and associated balances in accounts receivable and estimated changes in individual customers’ credit quality. Write-offs include amounts written off for specifically identified bad debts. Historically, we have not incurred significant write-offs of accounts receivable, however, an individual loss could be significant due to the relative size of our sales transactions. Our bad debt expense totaled $0.2 million, zero and $2.5 million, respectively, in 2012, 2011 and 2010. Our allowance for doubtful accounts totaled $2.7 million and $5.6 million, respectively, at December 31, 2012 and 2011.

Valuation of Excess and Obsolete Inventory
Inventories are stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories that exceed the estimated requirements for the next 12 months based on recent usage levels are reported as other long-term assets. Management has established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory.
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
We also maintain a substantial supply of repairable and reusable spare parts for possible use in future repairs and customer field service of our install base. We have classified this inventory as a long-term asset given these parts can be repaired and reused in the service business over many years. As these service parts age over the related product group’s post-production service life, we reduce the net carrying value of our repairable spare part inventory to account for the excess that builds over the service life. The post-production service life of our systems is generally seven years and, at the end of the service life, the carrying value for these parts is reduced to zero. We also perform periodic monitoring of our installed base for premature or increased end of service life events. If required, we expense, through cost of goods sold, the remaining net carrying value of any related spare parts inventory in the period incurred.
Provision for manufacturing inventory valuation adjustments totaled $2.7 million, $4.2 million and $3.6 million, respectively, in 2012, 2011 and 2010. Provision for service spare parts inventory valuation adjustments totaled $6.6 million, $6.6 million and $6.2 million, respectively, in 2012, 2011 and 2010.
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
We estimate the fair value of an intangible asset or asset group using the income approach and internally developed discounted cash flow models. These models include, among others, the following assumptions: projections of revenue and expenses and related cash flows based on assumed long-term growth rates and demand trends; estimated royalty, income tax, and attrition rates; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.
See Note 9 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information on impairments recognized in 2011. No impairments related to our equipment or other long-lived assets were recognized during 2012 and 2010.
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

If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in our annual impairment analysis during the fourth quarter of 2012, 2011 and 2010.
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
During 2010 we released $32.9 million in valuation allowances relating to U.S. deferred tax assets utilized to offset U.S. taxable income generated during the respective periods. We did not release any valuation allowance in 2012 or 2011. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance for deferred tax assets may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods. Our net deferred tax (liabilities) assets totaled ($0.3) million and $13.2 million, respectively, at December 31, 2012 and 2011 and our valuation allowance totaled $2.1 million and $2.2 million in the same periods, respectively.
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
At December 31, 2012 and 2011, total unrecognized tax benefits were $25.1 million and $16.0 million, respectively, all of which would have an impact on the effective tax rate if recognized. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties of $2.0 million and $1.4 million, respectively. Unrecognized tax benefits relate mainly to uncertainty surrounding various tax credits and permanent establishment in foreign jurisdictions. See Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. The resulting translation adjustments increased shareholders’ equity and comprehensive income in 2012 by $9.9 million. Holding other variables constant, if the U.S. dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $52.0 million as of December 31, 2012. Holding other variables constant, if the U.S. dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $42.6 million as of December 31, 2012.
Risk Mitigation
We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific hedge criteria have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2012, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $165.0 million. These contracts have varying maturities through the second quarter of 2014. The aggregate notional amount of our outstanding balance sheet-related derivative contracts at December 31, 2012 was $225.9 million, which contracts have varying maturities through the first quarter of 2013. We do not enter into derivative financial instruments for speculative purposes.
Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2012 would increase by approximately $17.0 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the U.S. dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.
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
The hedging transactions we undertake are intended to limit our exposure to changes in the dollar/euro exchange rate. Foreign currency losses recorded in other expense, inclusive of the impact of derivatives, totaled $5.7 million, $2.2 million and $1.2 million, respectively, in 2012, 2011 and 2010.

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
These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of the effective portion of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized losses of $2.5 million in 2012 in cost of sales related to hedge results, compared to realized gains of $3.6 million in 2011 and losses of $1.9 million in 2010. As of December 31, 2012, $1.5 million of deferred unrealized net gains on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next 24 months as a result of the underlying hedged transactions also being recorded in net income. We recorded an insignificant gain in 2012, compared to a gain of $0.1 million in 2011 and charges of $0.1 million in 2010 as a result of currency volatility. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may decrease or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other expense in the period of ineffectiveness or dedesignation.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2012, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2012, we held cash and cash equivalents of $266.3 million and short-term restricted cash of $14.5 million that consisted of cash and other highly liquid marketable securities with maturities of three months or less at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $2.7 million assuming our cash and cash equivalent balances at December 31, 2012 remained constant and were earning at least 1% per annum, which, at December 31, 2012, they were not. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.
Fixed Rate Debt Securities
As of December 31, 2012, we held short-term fixed rate investments of $79.5 million that consisted of marketable debt securities, certificates of deposit, commercial paper and government-backed securities. These investments are recorded on our balance sheet as available-for-sale securities at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows. Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $0.8 million assuming our investment balances at December 31, 2012 remained constant and were earning at least 1% per annum, which, at December 31, 2012, they were not.
Fair Value of Convertible Debt
The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. At December 31, 2012, we had $89.0 million of fixed rate convertible debt outstanding. Based on open market trades, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $168.6 million at December 31, 2012.

Item 8. Financial Statements and Supplementary Data
Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2012 is as follows:

2012 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$217,555	$221,452	$221,785	$230,946
Cost of sales	119,444	117,023	117,629	122,012
Gross profit	98,111	104,429	104,156	108,934
Total operating expenses(1)	64,045	65,351	65,839	72,308
Operating income	34,066	39,078	38,317	36,626
Other expense, net	(2,063)	(1,255)	(1,712)	(2,509)
Income before income taxes	32,003	37,823	36,605	34,117
Income tax expense	6,336	7,530	7,447	4,315
Net income	$25,667	$30,293	$29,158	$29,802
Basic net income per share	$0.68	$0.80	$0.76	$0.78
Diluted net income per share	$0.63	$0.74	$0.71	$0.72
Shares used in basic per share calculation	37,886	37,993	38,082	38,295
Shares used in diluted per share calculation	41,518	41,614	41,771	41,897

2011 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$196,960	$211,141	$205,335	$212,990
Cost of sales	111,056	115,446	114,110	118,448
Gross profit	85,904	95,695	91,225	94,542
Total operating expenses(2)	54,007	59,176	56,310	70,822
Operating income	31,897	36,519	34,915	23,720
Other expense, net	(222)	(893)	(601)	(2,470)
Income before income taxes	31,675	35,626	34,314	21,250
Income tax expense (benefit)(3)	9,363	9,566	8,137	(7,838)
Net income	$22,312	$26,060	$26,177	$29,088
Basic net income per share	$0.58	$0.67	$0.68	$0.77
Diluted net income per share	$0.54	$0.62	$0.63	$0.72
Shares used in basic per share calculation	38,478	38,883	38,421	37,727
Shares used in diluted per share calculation	42,101	42,566	42,030	41,293

(1)	Operating expenses in the fourth quarter of 2012 included $2.9 million of restructuring, reorganization, relocation and severance expense.

(2)
Operating expenses in the first, second, third and fourth quarters of 2011 included $0.3 million, $0.8 million, $0.0 million and $2.1 million, respectively, of restructuring, reorganization, relocation and severance expense. Also included in operating expenses for the fourth quarter of 2011 is $5.3 million for a litigation accrual matter and a $1.4 million impairment of certain intellectual property.

(3)
Income tax benefit in the fourth quarter of 2011 included a net benefit of $12.4 million relating to an agreement with The Netherlands to tax profits from intellectual property at a reduced rate. See also Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
FEI Company:

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FEI Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February, 20, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Portland, Oregon
February 20, 2013

FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$266,302	$320,361
Short-term investments in marketable securities	79,532	16,213
Short-term restricted cash	14,522	22,564
Receivables, net of allowances for doubtful accounts of $2,718 and $5,553	211,160	185,955
Inventories	192,540	182,010
Deferred tax assets	12,245	18,899
Other current assets	29,332	27,964
Total current assets	805,633	773,966
Non-current investments in marketable securities	29,179	53,341
Long-term restricted cash	27,425	43,669
Property, plant and equipment, net of accumulated depreciation of $121,560 and $106,760	109,872	85,082
Intangible assets, net of accumulated amortization of $10,984 and $5,706	51,499	6,938
Goodwill	131,320	58,053
Deferred tax assets	5,092	934
Non-current inventories	65,116	57,575
Other assets, net	9,087	10,351
Total Assets	$1,234,223	$1,089,909
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$54,847	$52,470
Accrued payroll liabilities	39,100	46,698
Accrued warranty reserves	12,049	11,683
Accrued agent commissions	8,124	9,005
Short-term deferred revenue	74,736	72,730
Income taxes payable	1,343	11,260
Accrued restructuring, reorganization, relocation and severance	2,692	2,213
Convertible debt	89,010	—
Other current liabilities	36,902	48,623
Total current liabilities	318,803	254,682
Long-term convertible debt	—	89,011
Long-term deferred revenue	26,668	23,423
Deferred tax liabilities	17,588	6,607
Other liabilities	31,261	19,372
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 38,478 and 37,866 shares issued and outstanding, no par value	516,907	493,698
Retained earnings	284,440	178,661
Accumulated other comprehensive income	38,556	24,455
Total Shareholders’ Equity	839,903	696,814
Total Liabilities and Shareholders’ Equity	$1,234,223	$1,089,909
See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales:
Products	$691,496	$654,599	$479,780
Service and components	200,242	171,827	154,442
Total net sales	891,738	826,426	634,222
Cost of sales:
Products	347,224	344,575	262,571
Service and components	128,884	114,485	102,387
Total cost of sales	476,108	459,060	364,958
Gross profit	415,630	367,366	269,264
Operating expenses:
Research and development	94,965	78,318	66,274
Selling, general and administrative	169,719	158,782	136,465
Restructuring, reorganization, relocation and severance	2,859	3,215	11,067
Total operating expenses	267,543	240,315	213,806
Operating income	148,087	127,051	55,458
Other expense:
Interest income	1,606	2,361	2,632
Interest expense	(4,098)	(4,037)	(4,504)
Other, net	(5,047)	(2,510)	(1,364)
Total other expense, net	(7,539)	(4,186)	(3,236)
Income before income taxes	140,548	122,865	52,222
Income tax expense (benefit)	25,628	19,228	(1,326)
Net income	$114,920	$103,637	$53,548
Basic net income per share	$3.02	$2.70	$1.41
Diluted net income per share	$2.80	$2.51	$1.34
Cash dividends declared per share	$0.24	$—	$—
Shares used in per share calculations:
Basic	38,065	38,384	38,083
Diluted	41,728	42,047	41,737

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$114,920	$103,637	$53,548
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	9,922	(20,022)	(12,077)
Change in unrealized (loss) gain on available-for-sale securities	(14)	23	—
Change in minimum pension liability	(796)	—	—
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	2,487	(910)	(1,466)
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	2,502	(3,641)	2,057
Comprehensive income	$129,021	$79,087	$42,062

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2009	37,859	$485,557	$21,476	$60,491	$567,524
Net income	—	—	53,548	—	53,548
Employee purchases of common stock through employee share purchase plan	281	4,860	—	—	4,860
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	447	3,099	—	—	3,099
Stock-based compensation expense	—	10,482	—	—	10,482
Restricted stock unit taxes for net share settlement	(102)	(2,075)	—	—	(2,075)
Repurchase of common stock	(205)	(4,862)	—	—	(4,862)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	12,084	—	—	12,084
Translation adjustment	—	—	—	(12,077)	(12,077)
Net adjustment for fair value of hedge derivatives	—	—	—	591	591
Balance at December 31, 2010	38,280	509,145	75,024	49,005	633,174
Net income	—	—	103,637	—	103,637
Employee purchases of common stock through employee share purchase plan	212	5,458	—	—	5,458
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	1,133	18,854	—	—	18,854
Stock-based compensation expense	—	11,111	—	—	11,111
Restricted stock unit taxes for net share settlement	(105)	(3,789)	—	—	(3,789)
Repurchase of common stock	(1,654)	(50,000)	—	—	(50,000)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	2,918	—	—	2,918
Conversion of convertible debt	—	1	—	—	1
Translation adjustment	—	—	—	(20,022)	(20,022)
Unrealized gain on available for sale securities	—	—	—	23	23
Net adjustment for fair value of hedge derivatives	—	—	—	(4,551)	(4,551)
Balance at December 31, 2011	37,866	493,698	178,661	24,455	696,814
Net income	—	—	114,920	—	114,920
Employee purchases of common stock through employee share purchase plan	195	7,007	—	—	7,007
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	551	5,714	—	—	5,714
Stock-based compensation expense	—	14,154	—	—	14,154
Restricted stock unit taxes for net share settlement	(113)	(5,913)	—	—	(5,913)
Repurchase of common stock	(21)	(891)	—	—	(891)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	3,137	—	—	3,137
Conversion of convertible debt	—	1	—	—	1
Translation adjustment	—	—	—	9,922	9,922
Unrealized loss on available for sale securities	—	—	—	(14)	(14)
Dividends declared on common stock ($0.24 per share)	—	—	(9,141)	—	(9,141)
Minimum pension liability, net of taxes	—	—	—	(796)	(796)
Net adjustment for fair value of hedge derivatives	—	—	—	4,989	4,989
Balance at December 31, 2012	38,478	$516,907	$284,440	$38,556	$839,903
See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$114,920	$103,637	$53,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,814	18,931	17,371
Amortization	5,852	2,054	2,669
Stock-based compensation	14,154	11,111	10,482
Asset impairments and write-offs of intangible assets	—	1,434	—
Other	9	3	318
Income taxes (receivable) payable, net	(3,979)	6,908	(7,926)
Deferred income taxes	2,350	(5,175)	4,814
(Increase) decrease, net of acquisitions, in:
Receivables	(22,077)	(5,389)	(29,347)
Inventories	(24,309)	(42,337)	(31,398)
Other assets	(2,949)	(11,072)	2,178
Increase (decrease), net of acquisitions, in:
Accounts payable	397	1,324	11,812
Accrued payroll liabilities	(12,685)	15,832	13,183
Accrued warranty reserves	176	3,077	1,235
Deferred revenue	(4,703)	(8,544)	18,446
Accrued restructuring, reorganization, relocation and severance	397	(2,860)	4,585
Other liabilities	(5,413)	13,784	3,028
Net cash provided by operating activities	84,954	102,718	74,998
Cash flows from investing activities:
Decrease (increase) in restricted cash	25,083	(5,059)	(13,539)
Acquisition of property, plant and equipment	(22,111)	(13,775)	(8,886)
Payments for acquisitions, net of cash acquired	(93,368)	(14,050)	—
Purchase of investments in marketable securities	(173,908)	(146,571)	(179,698)
Redemption of investments in marketable securities	134,478	159,520	261,190
Proceeds from the sale of auction rate securities	—	—	98,925
Other	(10,874)	(992)	(536)
Net cash (used in) provided by investing activities	(140,700)	(20,927)	157,456
Cash flows from financing activities:
Dividends paid on common stock	(6,095)	—	—
Redemption of 2.875% convertible note	—	—	(10,893)
Withholding taxes paid on issuance of vested restricted stock units	(5,913)	(3,789)	(2,076)
Repayments on line of credit	—	—	(59,600)
Proceeds from exercise of stock options and employee stock purchases	13,131	24,382	7,983
Excess tax benefit for share based payment arrangements	2,873	1,425	—
Repurchases of common stock	(891)	(50,000)	(4,862)
Other financing activities	(1,869)	(1,367)	—
Net cash provided by (used in) financing activities	1,236	(29,349)	(69,448)
Effect of exchange rate changes	451	(9,698)	(9,588)
(Decrease) increase in cash and cash equivalents	(54,059)	42,744	153,418
Cash and cash equivalents:
Beginning of period	320,361	277,617	124,199
End of period	$266,302	$320,361	$277,617
Supplemental Cash Flow Information:
Cash paid (received) for income taxes, net	$23,802	$9,391	$(983)
Cash paid for interest	3,559	3,539	3,833
Increase in fixed assets related to transfers with inventories	21,239	9,034	8,697
Increase in goodwill from acquisition-related liabilities	—	3,456	—
Dividends declared but not paid	3,046	—	—

See accompanying Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
We are a leading supplier of scientific instruments for nanoscale applications and solutions for industry and science. We report our revenue based on a market-focused organization: the Electronics market segment, the Materials Science market segment, the Life Sciences market segment and the Service and Components market segment.
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeamTM systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; stand-alone FIBs; and high-performance optical microscopes. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our market segments. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our market segments.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	the valuations of intangible assets;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.
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
Dependence on Key Suppliers
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Mechatronics B.V., Keller Technology and AZD Praha SRO for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc. and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.
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

Activity within our accounts receivable allowance was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of period	$5,553	$5,685	$3,306
Expense	(154)	(18)	2,499
Write-offs	(2,732)	(25)	(63)
Translation adjustments	51	(89)	(57)
Balance, end of period	$2,718	$5,553	$5,685
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
We also maintain a substantial supply of repairable and reusable spare parts for possible use in future repairs and customer field service of our install base. We have classified this inventory as a long-term asset given these parts can be repaired and reused in the service business over many years. As these service parts age over the related product group’s post-production service life, we reduce the net carrying value of our repairable spare part inventory to account for the excess that builds over the service life. The post-production service life of our systems is generally seven years and, at the end of the service life, the carrying value for these parts is reduced to zero. We also perform periodic monitoring of our installed base for premature or increased end of service life events. If required, we expense, through cost of goods sold, the remaining net carrying value of any related spare parts inventory in the period incurred.
Provision for manufacturing inventory valuation adjustments totaled $2.7 million, $4.2 million and $3.6 million, respectively, in 2012, 2011 and 2010. Provision for service spare parts inventory valuation adjustments totaled $6.6 million, $6.6 million and $6.2 million, respectively, in 2012, 2011 and 2010.

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
Unrecognized tax benefits relate mainly to uncertainty surrounding various tax credits and permanent establishment in foreign jurisdictions. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties. If recognized, the total unrecognized tax benefits would have an impact on the effective tax rate. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.
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
Other fixed assets include computer software and hardware, automobiles and furnitures and fixtures. These assets are stated at cost and are depreciated over estimated useful lives of approximately three to seven years. Maintenance and repairs are expensed as incurred.
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
We estimate the fair value of an intangible asset or asset group using the income approach and internally developed discounted cash flow models. These models include, among others, the following assumptions: projections of revenue and expenses and related cash flows based on assumed long-term growth rates and demand trends; estimated royalty, income tax, and attrition rates; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

See Note 9 of the Notes to the Consolidated Financial Statements for information on impairments recognized in 2011. No impairments related to our equipment or other long-lived assets were recognized during 2012 and 2010.
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
If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in our annual impairment analysis during the fourth quarter of 2012, 2011 and 2010.
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
Segment Reporting
We have determined that we operate in four reportable operating segments: Electronics, Materials Science, Life Sciences and Service and Components. There are no differences between the accounting policies used for our business segments compared to those used on a consolidated basis.
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
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the 2012, 2011 and 2010 periods, we received subsidies of $7.3 million, $5.3 million and $5.4 million, respectively, from European governments for technological developments for semiconductor and life sciences equipment.

Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $3.9 million, $3.2 million and $2.4 million in 2012, 2011 and 2010, respectively.
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
ASU 2011-04
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements as well as clarifies existing fair value measurement guidance and new disclosure requirements. Amendments in this ASU include: (1) allow an entity to measure the fair value of financial assets and liabilities which have offsetting positions in market risks or counterparty credit risk and meet certain conditions on a net basis; (2) for Level 3 fair value measurements, entities must disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, entities must disclose the fair value hierarchy level in which the fair value measurements were determined; (4) entities must disclose the highest-and-best use of a nonfinancial asset when this use differs from the asset's current use, and the reason for the difference; and (5) disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was adopted in 2012 and all required disclosures are included in Note 22 of the Notes to the Consolidated Financial Statements.
ASU 2011-05, ASU 2011-12 and ASU 2013-02
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
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2013-02 effectively replaces the requirements previously outlined in ASU 2011-05 and ASU 2011-12.
The requirements of ASU 2013-02 should be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. As ASU 2013-02 relates to disclosure requirements only, we do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.
ASU 2011-11 and ASU 2013-01
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity's rights of offset associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities" which limits the scope of the offsetting disclosures required by ASU No. 2011-11.
ASU No. 2011-11 and ASU 2013-01 require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As the requirements of these ASUs relate only to disclosures, we do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

NOTE 3.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2012			2011			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$114,920	38,065	$3.02	$103,637	38,384	$2.70	$53,548	38,083	$1.41
Dilutive effect of 2.875% convertible debt	1,819	3,033	(0.18)	1,808	3,033	(0.15)	2,270	3,223	(0.05)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	630	(0.04)	—	630	(0.04)	—	431	(0.02)
Diluted EPS	$116,739	41,728	$2.80	$105,445	42,047	$2.51	$55,818	41,737	$1.34
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock options	279	358	953
Restricted stock units	59	322	477

NOTE 4.	FACTORING OF ACCOUNTS RECEIVABLE
In 2011, we entered into agreements under which we sold a total of $0.1 million of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our Consolidated Statements of Operations as other expense. We sold no accounts receivable under these agreements during 2012.

NOTE 5.	INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2012	2011
Raw materials and assembled parts	$67,985	$68,105
Service inventories, estimated current requirements	15,898	13,978
Work-in-process	81,104	66,275
Finished goods	27,553	33,652
Total current inventories	$192,540	$182,010
Non-current inventories	$65,116	$57,575

NOTE 6.	INVESTMENTS
Investments held consisted of the following (in thousands):

	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Available for sale marketable securities:
U.S. treasury notes	$60,785	$4	$(3)	$60,786
Agency bonds(1)	31,153	4	—	31,157
Commercial paper	5,000	—	—	5,000
Certificates of deposit	5,494	—	—	5,494
Municipal bonds	3,227	1	—	3,228
Total available for sale marketable securities	105,659	9	(3)	105,665
Trading Securities:
Equity securities - mutual funds	3,046	—	—	3,046
Cost Method Investments(2)	608	—	—	608
Total Investments	$109,313	$9	$(3)	$109,319

	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Available for sale marketable securities:
Agency bonds(1)	$58,508	$27	$(2)	$58,533
Commercial paper	5,000	—	—	5,000
Certificates of deposit	3,207	4	—	3,211
Total available for sale marketable securities	66,715	31	(2)	66,744
Trading Securities:
Equity securities - mutual funds	2,810	—	—	2,810
Cost Method Investments(2)	608	—	—	608
Total Investments	$70,133	$31	$(2)	$70,162

(1)	Agency bonds are securities backed by U.S. government-sponsored entities.

(2)	Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.
Realized gains and losses on sales of marketable debt securities were insignificant in 2012, 2011 and 2010.
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
For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess whether impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. At December 31, 2012 and 2011, we had $0.6 million in cost-method investments on our balance sheet. Refer to Note 22 the Notes to the Consolidated Financial Statements for additional information.

Investments were included in the following captions on the balance sheet as follows (in thousands):

	December 31, 2012				December 31, 2011
	Short-term investments	Long-term investments	Other assets	Total	Short-term investments	Long-term investments	Other assets	Total
Available for sale marketable securities:
U.S. treasury notes	$60,786	$—	$—	$60,786	$—	$—	$—	$—
Agency bonds	10,148	21,009	—	31,157	8,002	50,531	—	58,533
Commercial paper	5,000	—	—	5,000	5,000	—	—	5,000
Certificates of deposit	3,598	1,896	—	5,494	3,211	—	—	3,211
Municipal bonds	—	3,228	—	3,228	—	—	—	—
Total fixed maturity securities	79,532	26,133	—	105,665	16,213	50,531	—	66,744
Equity Securities:
Mutual funds	—	3,046	—	3,046	—	2,810	—	2,810
Cost Method Investments	—	—	608	608	—	—	608	608
Total Investments	$79,532	$29,179	$608	$109,319	$16,213	$53,341	$608	$70,162
Contractual maturities or expected liquidation dates of available-for-sale fixed maturity securities at December 31, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$79,532	$79,532
Due in 1-5 years	26,127	26,133
Total	$105,659	$105,665

NOTE 7.	AUCTION RATE SECURITIES CALL AND REDEMPTION, SETTLEMENT OF THE PUT RIGHT AND UBS CREDIT FACILITY REPAYMENT
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
The net amount recorded as a component of other income (expense), net related to the ARS and the Put Right was zero in 2012 and 2011 and totaled $26,000 in 2010.

NOTE 8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$7,806	$7,780
Buildings and improvements	21,645	21,478
Leasehold improvements	16,503	11,296
Machinery and equipment	108,982	81,046
Demonstration systems	29,986	29,899
Other fixed assets	46,510	40,343
Gross property, plant and equipment	231,432	191,842
Accumulated depreciation	(121,560)	(106,760)
Total property, plant and equipment, net	$109,872	$85,082

NOTE 9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance, beginning of period	$58,053	$44,800
Additions	69,398	13,272
Goodwill adjustments	3,869	(19)
Balance, end of period	$131,320	$58,053
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
The goodwill arising from the acquisition of ASPEX Corporation is primarily related to expected future cash flows from synergies related to the integration of the durable SEM solution. $1.3 million of the goodwill from this acquisition is tax deductible. The operating results of ASPEX Corporation have been included prospectively from the date of acquisition in the Materials Science and Service and Components segments based on the nature of the product or service sold. For the year ended December 31, 2012, ASPEX Corporation contributed $12.3 million of revenue and net income of $0.6 million, to our consolidated financial results.
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
The acquisition of certain assets of AP Tech led to the formation of a FEI subsidiary in Korea, FEI Korea. The operating results of FEI Korea have been included prospectively from the date of acquisition in the Service and Components segment. For the year ended December 31, 2012, AP Tech contributed $3.9 million of revenue and a net loss of $0.7 million to our consolidated financial results.
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
The goodwill arising from the acquisition of VSG is primarily related to expected future cash flows from synergies related to the integration of the 3D imaging technology. The operating results of VSG have been included prospectively from the date of acquisition in the Materials Science segment. For the year ended December 31, 2012, VSG contributed $6.9 million of revenue and a net loss of $0.3 million to our consolidated financial results.
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
Asset Impairment Charges
As part of our annual impairment test of long-lived intangible assets performed in the fourth quarter of 2011, we determined that the carrying value of certain intellectual property was not recoverable as we no longer intend to use the associated technology. As a result, we recorded an impairment charge of $1.4 million to write-off the remaining net book value of the intellectual property. The impairment loss is recorded within the selling, general and administrative expense line of our Consolidated Statements of Operations and is reported under the Materials Science market segment. There were no impairment charges recorded during 2012 or 2010.

The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	December 31,
	2012	2011
Patents, trademarks and other	$22,047	$7,744
Accumulated amortization	(5,743)	(3,698)
Net patents, trademarks and other	16,304	4,046
Customer relationships	20,305	152
Accumulated amortization	(1,171)	(3)
Net customer relationships	19,134	149
Developed technology	17,686	2,303
Accumulated amortization	(1,771)	(55)
Net developed technology	15,915	2,248
Note issuance costs	2,445	2,445
Accumulated amortization	(2,299)	(1,950)
Net note issuance costs	146	495
Total intangible assets included in other long-term assets	$51,499	$6,938
Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Purchased technology	$—	$—	$358
Patents, trademarks and other	1,993	1,342	1,167
Customer relationships	1,168	3	—
Developed technology	1,716	55	—
Note issuance costs	350	350	497
Total amortization expense	$5,227	$1,750	$2,022
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Note Issuance Costs	Total
2013	$3,110	$2,213	$2,236	$146	$7,705
2014	2,769	2,213	2,236	—	7,218
2015	2,655	2,213	2,236	—	7,104
2016	2,470	2,213	2,236	—	6,919
2017	1,921	1,866	1,966	—	5,753
Thereafter	3,379	8,416	5,005	—	16,800
Total future amortization expense	$16,304	$19,134	$15,915	$146	$51,499

NOTE 10.	CREDIT FACILITIES AND RESTRICTED CASH
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
As of December 31, 2012, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

December 31, 2012
Guarantees and letters of credit outstanding	$41,965
Amount secured by restricted cash deposits:
Current	$14,522
Long-term	27,425
Total secured by restricted cash	$41,947

NOTE 11.	WARRANTY RESERVES
The following is a summary of warranty reserve activity (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of period	$11,683	$8,648	$7,477
Reductions for warranty costs incurred	(11,958)	(8,991)	(7,958)
Warranties issued	12,302	12,229	9,137
Translation and changes in estimates	22	(203)	(8)
Balance, end of period	$12,049	$11,683	$8,648

NOTE 12.	CONVERTIBLE NOTES
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
During 2012, one of our note holders converted a $1,000 note into 34 shares of FEI common stock and in 2011, one of our note holders converted a $1,000 note into 34 shares of FEI common stock. The remaining $89.0 million of convertible notes outstanding at December 31, 2012 are convertible into 3,032,709 shares of our common stock, at the note holder’s option, at a price of $29.35 per share.

NOTE 13.	INCOME TAXES
Income before income taxes included the following components (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$26,640	$14,189	$6,930
Foreign	113,908	108,676	45,292
Total	$140,548	$122,865	$52,222
Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$8,173	$7,767	$5,303
State	475	395	551
Foreign	13,870	18,559	2,415
Total current income tax expense	22,518	26,721	8,269
U.S. deferred expense (benefit)	4,285	(6,266)	(9,001)
Foreign deferred benefit	(1,175)	(1,227)	(594)
Income tax expense (benefit)	$25,628	$19,228	$(1,326)

The effective income tax rate applied to net income varied from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax expense at U.S. federal statutory rates	$49,192	$43,003	$18,278
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,126	723	551
Foreign tax benefit	(26,181)	(20,515)	(3,859)
Research and experimentation benefit	(758)	(2,908)	(1,065)
Foreign tax credit benefit	(2,738)	(4,465)	—
Tax audit settlements and lapses of statutes of limitations	(439)	(509)	1,097
Stock compensation	2,134	1,683	1,565
Non-deductible items	3,100	1,597	2,788
Release of valuation allowance	—	—	(20,400)
Other	192	619	(281)
Income tax expense (benefit)	$25,628	$19,228	$(1,326)
Our 2012 tax expense reflected lower tax rates in foreign jurisdictions where we earn a majority of our profits. The benefit of lower tax rates was partially offset by an increase in unrecognized tax benefits for positions taken on current and prior year returns.
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
Current taxes payable were reduced for excess tax benefits recorded to common stock and related to stock compensation of $3.1 million, $2.9 million and $12.1 million, respectively, in 2012, 2011 and 2010.
Deferred Income Taxes
Net deferred tax (liabilities) assets were classified on the balance sheet as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets – current	$12,245	$18,899
Deferred tax assets – non-current	5,092	934
Deferred tax liabilities – current	(93)	(18)
Deferred tax liabilities – non-current	(17,588)	(6,607)
Net deferred tax (liabilities) assets	$(344)	$13,208
Valuation allowance	$2,081	$2,216

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accrued liabilities and reserves	$13,239	$16,254
Revenue recognition	3,707	4,284
Tax credit and loss carryforwards	8,497	3,295
Fixed assets and intangibles	765	392
Unrealized investment	2,538	4,618
Stock compensation	1,815	1,718
Other assets	665	1,635
Gross deferred tax assets	31,226	32,196
Valuation allowance	(2,081)	(2,216)
Net deferred tax assets	29,145	29,980
Deferred tax liabilities:
Fixed assets and intangibles	(20,697)	(8,245)
Revenue recognition	(4,991)	(4,882)
Other liabilities	(3,801)	(3,645)
Total deferred tax liabilities	(29,489)	(16,772)
Net deferred tax (liabilities) assets	$(344)	$13,208
Deferred tax (benefit) expense of ($3.0) million, ($3.0) million and $0.4 million was recorded in other comprehensive income in 2012, 2011 and 2010, respectively.
As of December 31, 2012 and 2011, our valuation allowance on deferred tax assets totaled $2.1 million and $2.2 million, respectively. In assessing the realizability of deferred tax assets, we utilize a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment.
Foreign net operating loss carryforwards as of December 31, 2012 were $11.1 million and do not expire.
Research and development tax credit carryforwards as of December 31, 2012 were $4.2 million and expire between 2013 and 2031. Alternative minimum tax credit carryforwards as of December 31, 2012 were $0.7 million and do not expire.
As of December 31, 2012, U.S. income taxes have not been provided for approximately $284.6 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries.

Unrecognized Tax Benefits and Other Tax Contingencies
A rollforward of our unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits, beginning of period	$16,041	$7,156	$20,150
Increases for tax positions taken in current period	—	542	4,461
Increases for tax positions taken in prior periods	9,965	10,502	663
Decreases for tax positions taken in prior periods	(620)	(1,723)	—
Decreases for lapses in statutes of limitations	(251)	(436)	(1,548)
Decreases for settlements with taxing authorities	—	—	(16,570)
Unrecognized tax benefits, end of period	$25,135	$16,041	$7,156
The increases in unrecognized tax benefits in 2012 and 2011 were primarily due to uncertainty surrounding various tax credits.
Current and non-current liability components of unrecognized tax benefits were classified on the balance sheet as follows (in thousands):

	December 31,
	2012	2011
Other current liabilities	$—	$258
Other liabilities	15,693	8,335
Unrecognized tax benefits recorded in liabilities	$15,693	$8,593
The entire balance of unrecognized tax benefits, if recognized, would reduce our effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits could decrease, in the next 12 months, between zero and $6.3 million due to lapses of statutes of limitations and as the result of settlements with taxing authorities.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accruals for interest and penalties of $2.0 million and $1.4 million as of December 31, 2012 and 2011, respectively.
Tax expense included the following relating to interest and penalties (in thousands):

	Year Ended December 31,
	2012	2011	2010
Benefit for lapses of statutes of limitations and settlement with taxing authorities	$(88)	$(124)	$(1,583)
Accruals for current and prior periods	652	293	626
Total interest and penalties	$564	$169	$(957)
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of December 31, 2012:

Jurisdiction	Open Tax Years
U.S.	2007 and forward
The Netherlands	2011 and forward
Czech Republic	2010 and forward
The IRS is currently examining our 2007-2009 U.S. tax returns.

NOTE 14.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization will be effective beginning in the first quarter of 2013 and is expected to be implemented over the next six months. The costs associated with the reorganization will include primarily severance costs and we anticipate that it will result in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012 and as the reorganization continues, we expect to incur approximately $1.9 million in additional restructuring charges. All of the costs related to this plan are expected to result in cash expenditures and we currently expect the total cost of the reorganization to be approximately $4.8 million.

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
Information for costs related to the April 2010 restructuring plan is as follows (in thousands):

	Year Ended December 31,
Costs Incurred	2012	2011	2010	Life of Plan
Severance costs related to work force reduction and reorganization	$—	$184	$6,433	$6,617
Product line transfer, training of Brno employees and facility build-out in Brno	—	963	872	1,835
Total costs incurred	$—	$1,147	$7,305	$8,452
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
The April 2008 restructuring plan was completed in 2010. Total costs incurred related to this plan were $11.6 million. In 2010 we incurred $3.8 million under the April 2008 restructuring plan and incurred no additional costs related to this plan in 2011 or 2012. All of the costs resulted in cash expenditures and we do not expect to incur any additional costs under this plan.
A summary of the expenses related to our April 2008 restructuring plan is as follows (in millions):

Costs Incurred	Life of Plan
Severance costs related to work force reduction	$3.3
Transfer of manufacturing and other activities	0.3
Shift of supply chain	5.9
IT system upgrades	2.1

Restructuring, Reorganization, Relocation and Severance Accrual
The following tables summarize the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Year Ended December 31, 2012	Severance, outplacement and related benefits for terminated employees	Manufacturing transfer	Group Structure Reorganization	Total
Beginning accrued liability	$113	$2,100	$—	$2,213
Charged to expense, net	—	—	2,859	2,859
Expenditures	—	(2,100)	(254)	(2,354)
Write-offs and adjustments	(113)	—	87	(26)
Ending accrued liability	$—	$—	$2,692	$2,692

Year Ended December 31, 2011	Product line transfer and training of Brno employees	Severance, outplacement and related benefits for terminated employees	IT system upgrades	Abandoned leases, leasehold improvements and facilities	Manufacturing Transfer	Total
Beginning accrued liability	$—	$4,832	$20	$32	$—	$4,884
Charged to expense, net	963	184	—	(32)	2,100	3,215
Expenditures	(963)	(5,083)	—	—	—	(6,046)
Write-offs and adjustments	—	180	(20)	—	—	160
Ending accrued liability	$—	$113	$—	$—	$2,100	$2,213

Year Ended December 31, 2010	Product line transfer and training of Brno employees	Severance, outplacement and related benefits for terminated employees	Transfer of manufacturing and related activities and shift of supply chain	IT system upgrades	Abandoned leases, leasehold improvements and facilities	Total
Beginning accrued liability	$—	$—	$—	$—	$32	$32
Charged to expense, net	872	6,777	1,312	2,106	—	11,067
Expenditures	(872)	(2,342)	(1,312)	(2,086)	—	(6,612)
Write-offs and adjustments	—	397	—	—	—	397
Ending accrued liability	$—	$4,832	$—	$20	$32	$4,884

NOTE 15.	COMMITMENTS AND CONTINGENCIES
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

Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $63.2 million at December 31, 2012. These commitments expire at various times through the fourth quarter of 2015.

NOTE 16.	LEASE OBLIGATIONS
We have operating leases for certain of our manufacturing and administrative facilities that extend through 2024. The lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs as well as renewal options at current market rates.
Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $8.5 million in 2012, $7.5 million in 2011 and $7.2 million in 2010.
The approximate future minimum rental payments due under these agreements as of December 31, 2012, were as follows (in thousands):

Minimum Rental Payment
2013	$8,453
2014	9,290
2015	8,667
2016	7,462
2017	7,500
Thereafter	22,652
Total	$64,024
In June 2012, we entered into a lease agreement for two new buildings for a manufacturing, warehouse and multi-storage office facility located in Brno, Czech Republic. The payment term of the lease agreement will be from April 1, 2014 through April 1, 2024, with the option to extend for two five year periods. The lease commencement date will be during the second quarter of 2013 at which time we will start to expense the lease costs. The table above includes estimated lease payments for the minimum lease commitment of 10 years.

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

PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2012, 2011 or 2010 to Philips under this agreement. As of December 31, 2012, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.
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
During 2012 we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share and during 2011 we repurchased 1,654,400 shares for a total of $50.0 million or an average of $30.19 per share. As of December 31, 2012, 2,119,800 shares remained available for purchase pursuant to this plan.
Dividends to Shareholders
In June 2012, the Company announced its plans to initiate a quarterly dividend of $0.08 per share of common stock. Our Board of Directors declared dividends of $0.08 per share of common stock, or approximately $3.0 million, for the second, third and forth quarters of 2012. Our total dividend payments during 2012 was $6.1 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.

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
A total of 194,885 shares were purchased pursuant to the ESPP during 2012 at a weighted average purchase price of $35.96 per share, which represented a weighted average discount of $14.29 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2012, 824,711 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.
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

The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

December 31, 2012
Shares available for grant	2,070,954
Shares of common stock reserved for issuance	3,812,222
The following table sets forth certain information regarding all options outstanding and exercisable:

	December 31, 2012
	Options Outstanding	Options Exercisable
Number	869,779	267,464
Weighted average exercise price	$35.81	$25.28
Aggregate intrinsic value	$ 17.1 million	$ 8.1 million
Weighted average remaining contractual term	5.0 years	3.3 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	December 31, 2012
	RSUs Nonvested	RSUs Expected to Vest
Number	871,491	746,958
Weighted average grant date per share fair value	$41.67	$41.22
Aggregate intrinsic value	$ 48.3 million	$ 41.4 million
Weighted average remaining term to vest	1.8 years	1.8 years
As of December 31, 2012, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $41.9 million, which will be recognized over the weighted average remaining vesting period of 2.1 years.
Activity under these plans was as follows (share amounts in thousands):

	Year Ended December 31, 2012
	Shares Subject to Options	Weighted Average Exercise Price
Balance, beginning of period	924	$28.13
Granted	229	53.64
Forfeited	(47)	27.86
Expired	(3)	27.62
Exercised	(233)	24.57
Balance, end of period	870	35.81

	Year Ended December 31, 2012
	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balance, beginning of period	858	$31.00
Granted	384	53.28
Forfeited	(53)	30.89
Vested	(318)	28.69
Balance, end of period	871	41.67

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average grant-date fair value of stock options granted	$12,279	$11,703	$6,516
Weighted average grant-date fair value of restricted stock units	20,461	15,499	7,830
Total intrinsic value of stock options exercised	6,293	10,550	554
Fair value of restricted stock units vested	9,113	8,120	7,587
Cash received from stock options exercised and shares purchased under all stock-based arrangements	13,131	24,382	7,983
Tax benefit realized for stock options	3,137	2,918	12,084
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$1,858	$1,511	$1,211
Research and development	1,903	1,873	1,538
Selling, general and administrative	10,393	7,727	7,733
Total stock-based compensation	$14,154	$11,111	$10,482
Stock-based compensation costs related to inventory or fixed assets were not significant in the years ended December 31, 2012, 2011 and 2010.
Stock-Based Compensation Assumptions
The following weighted average assumptions were used in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.13% - 0.81%	0.06% - 2.02%	0.14% - 2.27%
Dividend yield	0.00% - 0.72%	—%	—%
Expected term:
Option plans	5.3 - 5.5 years	5.5 - 5.7 years	5.6 - 5.9 years
Employee share purchase plan	6 months	6 months	6 months
Volatility	36% - 55%	36% - 55%	31% - 51%
Discount for post vesting restrictions	—%	—%	—%
The risk-free rate used is based on the U.S. Treasury yield over the expected term of the options granted. The expected term for options is estimated based on historical exercise data and for the ESPP, it is based on the life of the purchase period. The expected volatility is calculated based on the historical volatility of our common stock.

NOTE 19.	EMPLOYEE BENEFIT PLANS
Pension Plans
Employee retirement plans have been established in some foreign countries in accordance with the legal requirements and customs in the countries involved. The majority of employees in Europe and Asia are covered by defined benefit, multi-employer or defined contribution pension plans. The benefits provided by these plans are based primarily on years of service and employees’ compensation near retirement. Employees in the U.S. are covered by a profit sharing 401(k) plan, which is a defined contribution plan.

Employees in The Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. We are responsible for the employer contributions to this fund, but are not obligated to make additional payments to cover any underfunded portions. Pension costs relating to this multi-employer plan were $5.6 million, $4.7 million and $6.0 million in 2012, 2011 and 2010, respectively.
Outside the U.S. and The Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.
Plan costs for our defined contribution plans outside the U.S. and The Netherlands totaled $3.6 million in 2012, $2.2 million in 2011 and $1.4 million in 2010.
Plan costs for our defined benefit pension plans were $0.1 million in 2012, $0.1 million in 2011 and $0.1 million in 2010. Obligations under the defined benefit pension plans are not funded. A liability for the projected benefit obligations of these plans of $3.9 million and $1.7 million was included in other non-current liabilities as of December 31, 2012 and 2011, respectively. During 2012 we recognized losses of $0.8 million in other comprehensive income related to the additional minimum pension liability for these plans. We did not record any unrealized gains or losses related to the additional minimum pension liability for these plans in 2011 or 2010. Due to the immateriality of these defined benefit pension plan costs, we have not included all required disclosures.
Profit Share and Variable Compensation Programs
We maintain an Employee Profit Share Plan and a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the Board of Directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors. The total cost of these plans was $13.2 million in 2012, $24.7 million in 2011 and $12.5 million in 2010.
Profit Sharing 401(k) Plan
We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $1.8 million in 2012, $1.5 million in 2011 and $1.5 million in 2010 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock.
Deferred Compensation Plan
We maintain a deferred compensation plan (the “Plan”), which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2012 and 2011, the invested amounts under the Plan totaled $3.0 million and $2.8 million, respectively, and were recorded on our balance sheets as non-current investments in marketable securities and as a long-term liability to recognize undistributed amounts due to employees.

NOTE 20.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during 2012 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.; and

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV.

Transactions with these related parties were as follows (in thousands):

	Year Ended December 31,
Sales to Related Parties	2012	2011	2010
Product sales:
Applied Materials, Inc.	$981	$3,594	$343
Lattice Semiconductor Corporation	—	122	—
Cascade Microtech, Inc.	4	—	—
Total product sales to related parties	985	3,716	343
Service sales:
Applied Materials, Inc.	554	459	390
Cascade Microtech, Inc.	33	39	31
Total service sales to related parties	587	498	421
Total sales to related parties	$1,572	$4,214	$764
Purchases from Related Parties
TMC BV	$127	$109	$77
Cascade Microtech, Inc.	—	1	—
Total purchases from related parties	$127	$110	$77
Amounts due from (to) related parties were as follows (in thousands):

December 31, 2012
Applied Materials, Inc.	$948
Cascade Microtech, Inc.	8
TMC BV	(144)
Due from related parties, net	$812

NOTE 21.	SEGMENT AND GEOGRAPHIC INFORMATION
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

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Year Ended December 31,
	2012	2011	2010
Sales to External Customers:
Electronics	$293,132	$259,730	$222,795
Materials Science	315,502	292,092	182,430
Life Sciences	82,862	102,777	74,555
Service and Components	200,242	171,827	154,442
Total	$891,738	$826,426	$634,222
Gross Profit:
Electronics	$158,674	$137,032	$111,925
Materials Science	150,080	125,891	74,718
Life Sciences	35,519	47,101	30,566
Service and Components	71,357	57,342	52,055
Total	$415,630	$367,366	$269,264

	December 31, 2012	December 31, 2011
Goodwill:
Electronics	$18,119	$18,115
Materials Science	85,125	17,991
Life Sciences	17,196	16,895
Service and Components	10,880	5,052
Total	$131,320	$58,053
Total Assets:
Electronics	$129,058	$121,311
Materials Science	312,018	180,607
Life Sciences	67,603	67,445
Service and Components	186,230	158,542
Corporate and Eliminations	539,314	562,004
Total	$1,234,223	$1,089,909
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
None of our customers represented 10% or more of our total sales during 2012, 2011 or 2010.
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

The following table summarizes sales by geographic region (in thousands):

	Year Ended December 31,
	2012			2011			2010
	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total
U.S. and Canada	$200,778	$90,942	$291,720	$179,126	$78,118	$257,244	$131,283	$72,719	$204,002
Europe	185,598	59,124	244,722	206,994	54,319	261,313	160,927	46,467	207,394
Asia-Pacific Region and Rest of World	305,120	50,176	355,296	268,479	39,390	307,869	187,570	35,256	222,826
Consolidated net sales	$691,496	$200,242	$891,738	$654,599	$171,827	$826,426	$479,780	$154,442	$634,222
Our long-lived assets were geographically located as follows (in thousands):

	December 31, 2012	December 31, 2011
United States	$74,319	$49,284
The Netherlands	32,679	21,674
Other	58,277	23,825
Total	$165,275	$94,783

NOTE 22.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$60,786	$—	$—	$60,786
Agency bonds	—	31,157	—	31,157
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	5,494	—	5,494
Municipal bonds	—	3,228	—	3,228
Trading securities:
Equity securities – mutual funds	3,046	—	—	3,046
Derivative contracts, net	—	1,655	—	1,655
Total	$63,832	$46,534	$—	$110,366

December 31, 2011	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
Agency bonds	$—	$58,533	$—	$58,533
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	3,211	—	3,211
Trading securities:
Equity securities – mutual funds	2,810	—	—	2,810
Derivative contracts, net	—	(13,967)	—	(13,967)
Total	$2,810	$52,777	$—	$55,587
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the year ended December 31, 2012.
We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.
Our fixed rate convertible debt outstanding was as follows (in thousands):

December 31, 2012
Fixed rate convertible debt on balance sheet	$89,010
Fair value of fixed rate convertible debt	168,550
The fair value of our fixed rate convertible debt is based on open market trades and is classified as Level 2 in the fair value hierarchy.

NOTE 23.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	December 31, 2012	December 31, 2011
Cash flow hedges	$165,000	$193,000
Balance sheet hedges	225,924	131,391
Total outstanding derivative contracts	$390,924	$324,391
The outstanding contracts at December 31, 2012 have varying maturities through the second quarter of 2014. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2012. In addition, there are no credit contingent features in our derivative instruments.
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

Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Foreign currency loss, inclusive of the impact of derivatives	$(5,675)	$(2,222)	$(1,185)
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
Summary
The fair value carrying amount of our derivative instruments was included in our balance sheet as follows (in thousands):

	Fair Value of Derivatives at		Fair Value of Derivatives at
	December 31, 2012		December 31, 2011
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in asset position	$1,527	$—	$—	$—
Foreign exchange contracts in liability position	—	—	—	7,252
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts in asset position	$1,136	$—	$1,668	$—
Foreign exchange contracts in liability position	—	1,008	—	8,383
The effect of derivative instruments was as follows (in thousands):

	Year Ended December 31,
Foreign Exchange Contracts in Cash Flow Hedging Relationships	2012	2011	2010
Amount of gain/(loss):
Recognized in OCI (effective portion)	$8,032	$108	$(1,278)
Reclassified from accumulated OCI into cost of sales (effective portion)	(2,511)	3,558	(1,939)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	9	83	(117)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(4,882)	$(6,181)	$(2,482)
The unrealized gains at December 31, 2012 are expected to be reclassified to net income during the next 24 months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 24.	SUBSEQUENT EVENT
As previously disclosed in an 8-K filed with the SEC on January 14, 2013, beginning in the first quarter of 2013, the Company will be reorganized from its current structure to a group structure, consisting of an Industry Group and a Science Group. The Industry Group will include the Electronics and natural resources businesses. The Science Group will include the Company's Materials Science and Life Sciences businesses. Both of the new Groups include the revenue and costs associated with service provided to their customers.
In accordance with SEC guidelines, the Company is reporting its operating segment information for the fourth quarter and full year of 2012 in line with its prior segment reporting, which included segments for Materials Science, Electronics, Life Sciences and Service and Components. Beginning with the first quarter of 2013, the Company will report segments based on the new structure of two segments-the Industry Group and the Science Group.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
FEI Company:
We have audited FEI Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEI Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, FEI Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 20, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
February 20, 2013

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance Matters
Information required by this item will be included under the captions Governance, Code of Ethics, Proposal No. 1 Election of Directors, Meetings and Committees of the Board of Directors, Executive Officers, Membership of the Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated by reference herein.
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
Item 11. Executive Compensation
Information required by this item will be included under the captions Director Compensation, Executive Compensation, Compensation Discussion and Analysis for Named Executive Officers, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards for Fiscal Year Ended 2012, Outstanding Equity Awards at Fiscal Year End for Fiscal Year Ended 2012, Option Exercises and Stock Vested for Fiscal Year Ended 2012, Nonqualified Deferred Compensation for Fiscal Year Ended 2012, Potential Payments Upon Termination of Employment and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
Information required by this item will be included under the caption Proposal No. 4 Advisory Approval on the Appointment of Public Accounting Firm in our Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Exhibit No.	Description
3.1 (6)	Third Amended and Restated Articles of Incorporation

3.2 (8)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3 (12)	Amended and Restated Bylaws, as amended on November 14, 2012

4.1 (9)	Indenture, dated as of May 19, 2006, between the Company and The Bank of New York Trust Company, as trustee

4.2 (21)	Form of 2.875% Convertible Subordinated Note due 2013 (incorporated by reference to Annex A of Exhibit 4.1)

4.3 (9)
Registration Rights Agreement, dated as of May 19, 2006, among FEI Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Needham & Company, LLC, Thomas Weisel Partners LLC, D.A. Davidson & Co. and Merriman Curhan Ford & Co.

4.4 (8)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

10.1+ (17)	1995 Stock Incentive Plan, as amended

10.2+ (2)	1995 Supplemental Stock Incentive Plan

10.3+ (1)	Form of Incentive Stock Option Agreement

10.4+ (18)	Form of Nonstatutory Stock Option Agreement

10.5+ (17)	Employee Share Purchase Plan, as amended

10.6+ (21)	Amended and Restated Executive Change of Control and Severance Agreement by and between Dr. Don Kania and FEI Company

10.7+ (10)	Stand-alone Non-statutory Stock Option Agreement (for grant of 100,000 option shares outside of 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.8+ (10)	Stand-alone Restricted Stock Unit Agreement (for grant of 25,000 units outside the 1995 Stock Incentive Plan as a material inducement for Dr. Kania to accept employment)

10.9+ (10)	Form of Restricted Stock Unit grant (for grant of 75,000 units to Dr. Kania within the 1995 Stock Incentive Plan)

10.10+ (3)	FEI Company Nonqualified Deferred Compensation Plan

10.11 (4)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

10.12 (5)	Master Agreement for the Acht facility, dated January 14, 2003

10.13+ (7)	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.14+	Description of Compensation of Non-Employee Directors

10.15+ (16)	2011 and 2012 FEI Management Variable Compensation Plan Program Summary Description

10.16+ (13)	Amendment to Offer Letter of Employment to Benjamin Loh, dated December 19, 2008

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

10.20+ (21)	Amended and Restated Form of Executive Change of Control and Severance Agreement

10.21+ (13)	Amendment to Offer Letter of Employment to Ray Link, dated December 10, 2008

10.22 (15)	Form of Credit Line Account Application and Agreement, dated as of March 25, 2009, by and between UBS Bank USA and FEI Company

10.23 (15)	Form of First Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009 by and among UBS Bank USA, FEI Company and UBS Financial Services, Inc.

10.24 (15)	Form of Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, executed by FEI Company

10.25 (15)	Form of Second Addendum to Credit Line Account Application and Agreement, dated as of March 25, 2009, by and among UBS Bank USA, FEI Company and UBS Financial Services Inc.

10.26 (15)	Form of Important Notice on Interest Rates and Payments, dated as of March 25, 2009, executed by FEI Company

10.27 (19)
Second Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of April 26, 2011, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

10.28 (22)	Agreement on Future Lease Agreement and on Rights and Duties in Connection with Acquisition and Development

10.29 (22)	Lease Agreement

14 (20)	Code of Business Conduct and Ethics

21	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Registration Statement of Form S-1, as amended, effective May 31, 1995 (Commission Registration No. 33-71146).

(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to our Registration Statement on Form S-3, filed on April 23, 2001.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2012.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 5, 2009.

(16)	Incorporated by reference to our Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 20, 2010 and December 16, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2012.

(18)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

(19)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2011.

(20)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010.

(21)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011.

(22)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2012.
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of FEI Company under the Securities Act,or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2013	FEI COMPANY

	By	/s/ DON R. KANIA
Don R. Kania
Director, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2013:

Signature	Title

/s/ DON R. KANIA
Don R. Kania	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ HOMA BAHRAMI
Homa Bahrami	Director

/s/ ARIE HUIJSER
Arie Huijser	Director

/s/ THOMAS F. KELLY
Thomas F. Kelly	Director

/s/ JAN C. LOBBEZOO
Jan C. Lobbezoo	Director

/s/ JAMI K. NACHTSHEIM
Jami K. Nachtsheim	Director

/s/ GERHARD H. PARKER
Gerhard H. Parker	Director

/s/ JAMES T. RICHARDSON
James T. Richardson	Director

/s/ RICHARD H. WILLS
Richard H. Wills	Director