Form 10-Q
period 2013-03-31
FEI CO
filed 2013-05-02
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of April 29, 2013 was 38,569,869.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$271,675	$266,302
Short-term investments in marketable securities	97,590	79,532
Short-term restricted cash	14,257	14,522
Receivables, net of allowances for doubtful accounts of $2,497 and $2,718	215,833	211,160
Inventories	185,254	192,540
Deferred tax assets	11,760	12,245
Other current assets	31,004	29,332
Total current assets	827,373	805,633
Non-current investments in marketable securities	28,190	29,179
Long-term restricted cash	29,936	27,425
Property, plant and equipment, net of accumulated depreciation of $119,665 and $121,560	103,743	109,872
Intangible assets, net of accumulated amortization of $12,924 and $10,984	48,806	51,499
Goodwill	128,172	131,320
Deferred tax assets	829	5,092
Non-current inventories	63,564	65,116
Other assets, net	8,891	9,087
Total Assets	$1,239,504	$1,234,223
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$55,390	$54,847
Accrued payroll liabilities	30,966	39,100
Accrued warranty reserves	12,280	12,049
Accrued agent commissions	7,029	8,124
Short-term deferred revenue	83,699	74,736
Income taxes payable	1,952	1,343
Accrued restructuring, reorganization, relocation and severance	2,796	2,692
Convertible debt	89,010	89,010
Other current liabilities	36,527	36,902
Total current liabilities	319,649	318,803
Long-term deferred revenue	26,682	26,668
Deferred tax liabilities	11,391	17,588
Other liabilities	29,034	31,261
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 38,567 and 38,478 shares issued and outstanding, no par value	523,387	516,907
Retained earnings	308,130	284,440
Accumulated other comprehensive income	21,231	38,556
Total Shareholders’ Equity	852,748	839,903
Total Liabilities and Shareholders’ Equity	$1,239,504	$1,234,223

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Net sales:
Products	$169,495	$169,344
Service	51,694	48,211
Total net sales	221,189	217,555
Cost of sales:
Products	85,183	87,338
Service	33,455	32,106
Total cost of sales	118,638	119,444
Gross profit	102,551	98,111
Operating expenses:
Research and development	24,809	22,722
Selling, general and administrative	43,524	41,323
Restructuring, reorganization, relocation and severance	695	—
Total operating expenses	69,028	64,045
Operating income	33,523	34,066
Other expense:
Interest income	116	571
Interest expense	(816)	(1,084)
Other, net	(805)	(1,550)
Total other expense, net	(1,505)	(2,063)
Income before income taxes	32,018	32,003
Income tax expense	5,217	6,336
Net income	$26,801	$25,667
Basic net income per share	$0.70	$0.68
Diluted net income per share	$0.65	$0.63
Cash dividends declared per share	$0.08	$—
Shares used in per share calculations:
Basic	38,522	37,886
Diluted	42,136	41,518

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Net income	$26,801	$25,667
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	(15,714)	12,744
Change in unrealized gain (loss) on available-for-sale securities	7	(12)
Change in minimum pension liability	(15)	—
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(1,925)	3,512
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	322	236
Comprehensive income	$9,476	$42,147

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income	$26,801	$25,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,810	5,204
Amortization	2,557	913
Stock-based compensation	4,364	3,613
Income taxes payable, net	600	1,357
Deferred income taxes	976	(3,282)
(Increase) decrease, net of acquisitions, in:
Receivables	(9,284)	(28,249)
Inventories	(1,606)	(11,247)
Other assets	(512)	(2,834)
Increase (decrease), net of acquisitions, in:
Accounts payable	3,212	3,576
Accrued payroll liabilities	(9,645)	(22,634)
Accrued warranty reserves	421	(83)
Deferred revenue	10,587	(148)
Accrued restructuring, reorganization, relocation and severance	188	48
Other liabilities	341	(4,110)
Net cash provided by (used in) operating activities	34,810	(32,209)
Cash flows from investing activities:
(Increase) decrease in restricted cash	(3,462)	16,957
Acquisition of property, plant and equipment	(5,043)	(6,189)
Payments for acquisitions, net of cash acquired	—	(30,171)
Purchase of investments in marketable securities	(50,715)	(50,012)
Redemption of investments in marketable securities	34,030	26,638
Other	(293)	(319)
Net cash used in investing activities	(25,483)	(43,096)
Cash flows from financing activities:
Dividends paid on common stock	(3,078)	—
Withholding taxes paid on issuance of vested restricted stock units	(363)	(1,366)
Proceeds from exercise of stock options and employee stock purchases	4,146	2,804
Excess tax benefit for share based payment arrangements	586	433
Repurchases of common stock	—	(818)
Net cash provided by financing activities	1,291	1,053
Effect of exchange rate changes	(5,245)	6,168
Increase (decrease) in cash and cash equivalents	5,373	(68,084)
Cash and cash equivalents:
Beginning of period	266,302	320,361
End of period	$271,675	$252,277
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$2,656	$7,807
Cash paid for interest	56	322
Increase in fixed assets related to transfers with inventories	1,664	8,839
Dividends declared but not paid	3,078	—
See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION
Nature of Business
We are a leading supplier of scientific instruments for nanoscale applications and solutions for industry and science. We report our revenue based on a group structure organization: the Industry Group and the Science Group.
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen week period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on February 20, 2013.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	the valuations of intangible assets;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management's estimates may change in the future.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	March 31, 2013			April 1, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$26,801	38,522	$0.70	$25,667	37,886	$0.68
Dilutive effect of 2.875% convertible debt	455	3,033	(0.04)	455	3,033	(0.04)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	581	(0.01)	—	599	(0.01)
Diluted EPS	$27,256	42,136	$0.65	$26,122	41,518	$0.63
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Stock options	222	279
Restricted stock units	2	—

NOTE 3.	STOCK-BASED COMPENSATION
1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan
Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”), allows for the issuance of a maximum of 10,750,000 shares of our common stock and our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock.
The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

March 31, 2013
Shares available for grant	2,056,369
Shares of common stock reserved for issuance	3,716,733
The following table sets forth certain information regarding all options outstanding and exercisable:

	March 31, 2013
	Options Outstanding	Options Exercisable
Number	800,790	196,163
Weighted average exercise price	$37.93	$26.31
Aggregate intrinsic value	$ 21.3 million	$ 7.5 million
Weighted average remaining contractual term	5.1 years	3.6 years

The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	March 31, 2013
	RSUs Nonvested	RSUs Expected to Vest
Number	859,576	748,735
Weighted average grant date per share fair value	$42.43	$41.97
Aggregate intrinsic value	$ 55.5 million	$ 48.3 million
Weighted average remaining term to vest	1.6 years	1.6 years
As of March 31, 2013, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $39.3 million, which will be recognized over the weighted average remaining vesting period of 2.0 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Cost of sales	$595	$499
Research and development	531	514
Selling, general and administrative	3,238	2,600
Total stock-based compensation	$4,364	$3,613

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of March 31, 2013, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

March 31, 2013
Guarantees and letters of credit outstanding	$44,197
Amount secured by restricted cash deposits:
Current	$14,257
Long-term	29,936
Total secured by restricted cash	$44,193

NOTE 5.	INVENTORIES
Inventories are stated at the lower of cost or market, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Service inventories that exceed the estimated requirements for the next 12 months based on recent usage levels are reported as a long-term asset. Management has established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory.
Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials and assembled parts	$67,922	$67,985
Service inventories, estimated current requirements	15,543	15,898
Work-in-process	74,942	81,104
Finished goods	26,847	27,553
Total current inventories	$185,254	$192,540
Non-current inventories	$63,564	$65,116

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Balance, beginning of period	$131,320	$58,053
Goodwill additions	—	21,989
Goodwill adjustments	(3,148)	461
Balance, end of period	$128,172	$80,503
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries as well as an adjustment related to the finalization of the purchase price allocation of the acquisition of ASPEX Corporation in 2012.
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

The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	March 31, 2013	December 31, 2012
Patents, trademarks and other	$22,222	$22,047
Accumulated amortization	(6,567)	(5,743)
Net patents, trademarks and other	15,655	16,304
Customer relationships	19,709	20,305
Accumulated amortization	(1,676)	(1,171)
Net customer relationships	18,033	19,134
Developed technology	17,355	17,686
Accumulated amortization	(2,295)	(1,771)
Net developed technology	15,060	15,915
Note issuance costs	2,445	2,445
Accumulated amortization	(2,387)	(2,299)
Net note issuance costs	58	146
Total intangible assets included in other long-term assets	$48,806	$51,499
Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Patents, trademarks and other	$919	$427
Customer relationships	505	—
Developed technology	524	338
Note issuance costs	87	87
Total amortization expense	$2,035	$852
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Note Issuance Costs	Total
Remainder of 2013	$2,360	$1,615	$1,648	$58	$5,681
2014	2,797	2,153	2,197	—	7,147
2015	2,682	2,153	2,197	—	7,032
2016	2,497	2,153	2,197	—	6,847
2017	1,947	1,806	1,935	—	5,688
Thereafter	3,372	8,153	4,886	—	16,411
Total future amortization expense	$15,655	$18,033	$15,060	$58	$48,806

NOTE 7.	WARRANTY RESERVES
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

The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Balance, beginning of period	$12,049	$11,683
Reductions for warranty costs incurred	(3,403)	(2,531)
Warranties issued	3,788	2,621
Translation and changes in estimates	(154)	129
Balance, end of period	$12,280	$11,902

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen week period ended March 31, 2013 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. The tax rate in the current quarter is lower due to U.S. research and experimentation tax credits generated in 2012 and recognized in conjunction with the extension of legislation enacted in January 2013. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax assets – current	$11,760	$12,245
Deferred tax assets – non-current	829	5,092
Other current liabilities	(71)	(93)
Deferred tax liabilities – non-current	(11,391)	(17,588)
Net deferred tax assets (liabilities)	$1,127	$(344)
Valuation allowance	$1,994	$2,081
Unrecognized Tax Benefits
During the thirteen week period ended March 31, 2013, unrecognized tax benefits increased primarily due to uncertainty surrounding permanent establishment and tax credits. There were no increases or decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or lapses of statutes of limitations during the periods. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of March 31, 2013:

Jurisdiction	Open Tax Years
U.S.	2007 and forward
The Netherlands	2011 and forward
Czech Republic	2010 and forward
The IRS is currently examining our 2007-2009 U.S. tax returns.

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen week period ended March 31, 2013 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation (effective January 2013).
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended
Sales to Related Parties	March 31, 2013	April 1, 2012
Product sales:
Applied Materials, Inc.	$3,492	$48
Oregon Health & Science University	129	—
Total product sales to related parties	3,621	48
Service sales:
Applied Materials, Inc.	133	135
Lattice Semiconductor Corporation	3	—
Cascade Microtech, Inc.	8	8
Oregon Health & Science University	9	—
Total service sales to related parties	153	143
Total sales to related parties	$3,774	$191
Purchases from Related Parties
TMC BV	$25	$27
Total purchases from related parties	$25	$27
Amounts due from (to) related parties were as follows (in thousands):

March 31, 2013
Applied Materials, Inc.	$3,551
Cascade Microtech, Inc.	8
Oregon Health & Science University	6,963
TMC BV	(127)
Due from related parties, net	$10,395

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $76.7 million at March 31, 2013. These commitments expire at various times through the second quarter of 2016.

NOTE 11.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
Beginning with the first quarter of 2013, we reorganized our corporate structure. We currently report our segments based on a group structure organization. Our segments are Industry and Science.

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Sales to External Customers:
Industry	$99,064	$111,686
Science	122,125	105,869
Total	$221,189	$217,555
Gross Profit:
Industry	$50,514	$56,588
Science	52,037	41,523
Total	$102,551	$98,111

	March 31, 2013	December 31, 2012
Goodwill:
Industry	$52,096	$53,572
Science	76,076	77,748
Total	$128,172	$131,320
Total Assets:
Industry	$303,924	$293,115
Science	380,699	401,795
Corporate and Eliminations	554,881	539,313
Total	$1,239,504	$1,234,223
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
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization include primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012. During the first quarter of 2013, we recorded $0.7 million of severance costs and anticipate $0.6 million in additional charges in the second quarter of 2013. All of the costs related to this plan are expected to result in cash expenditures and we currently expect the total cost of the reorganization to be approximately $4.2 million.
Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Thirteen Weeks Ended March 31, 2013	Group Structure Organization	Total
Beginning accrued liability	$2,692	$2,692
Charged to expense, net	695	695
Expenditures	(511)	(511)
Write-offs and adjustments	(80)	(80)
Ending accrued liability	$2,796	$2,796

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$53,034	$—	$—	$53,034
Agency bonds	—	35,608	—	35,608
Commercial paper	—	9,998	—	9,998
Certificates of deposit	—	6,271	—	6,271
Municipal bonds	—	16,958	—	16,958
Trading securities:
Equity securities – mutual funds	3,911	—	—	3,911
Derivative contracts, net	—	(2,332)	—	(2,332)
Total	$56,945	$66,503	$—	$123,448

December 31, 2012	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$60,786	$—	$—	$60,786
Agency bonds	—	31,157	—	31,157
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	5,494	—	5,494
Municipal bonds	—	3,228	—	3,228
Trading securities:
Equity securities – mutual funds	3,046	—	—	3,046
Derivative contracts, net	—	1,655	—	1,655
Total	$63,832	$46,534	$—	$110,366
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the thirteen week period ended March 31, 2013.
We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.
Our fixed rate convertible debt outstanding was as follows (in thousands):

March 31, 2013
Fixed rate convertible debt on balance sheet	$89,010
Fair value of fixed rate convertible debt	195,749
The fair value of our fixed rate convertible debt is based on open market trades and is classified as Level 2 in the fair value hierarchy.

NOTE 14.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	March 31, 2013	December 31, 2012
Cash flow hedges	$134,000	$165,000
Balance sheet hedges	70,978	225,924
Total outstanding derivative contracts	$204,978	$390,924
The outstanding contracts at March 31, 2013 have varying maturities through the second quarter of 2014. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at March 31, 2013. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Foreign currency loss, inclusive of the impact of derivatives	$(599)	$(2,182)
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

Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
March 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$2,081	$(742)	$1,339
Foreign exchange contracts not designated as hedging instruments	1,556	(721)	835	3,789	(1,961)	1,828
Total	$1,556	$(721)	$835	$5,870	$(2,703)	$3,167

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2012	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$3,019	$(1,492)	$1,527	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	2,725	(1,589)	1,136	4,289	(3,281)	1,008
Total	$5,744	$(3,081)	$2,663	$4,289	$(3,281)	$1,008
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	March 31, 2013	April 1, 2012
Amount of gain/(loss):
Recognized in OCI (effective portion)	$(1,799)	$(1,215)
Reclassified from accumulated OCI into cost of sales (effective portion)	(297)	(270)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(25)	34
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$767	$826
The unrealized losses at March 31, 2013 are expected to be reclassified to net income during the next 24 months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following table illustrates the disclosure of changes in the balances of each component of accumulated other comprehensive income ("AOCI"), as well as details the effect of reclassifications out of AOCI on the line items in the Consolidated Statements of Operations by component (net of tax, in thousands):

	Thirteen Weeks Ended March 31, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$38,890	$4	$(819)	$481	$38,556
Other comprehensive income before reclassifications	(15,714)	7	(15)	(1,925)	(17,647)
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	297	297
Other income (expense)	—	—	—	25	25
Total reclassifications out of AOCI	—	—	—	322	322
Net current period other comprehensive income	(15,714)	7	(15)	(1,603)	(17,325)
Ending balance	$23,176	$11	$(834)	$(1,122)	$21,231

NOTE 16.	NEW ACCOUNTING PRONOUNCEMENTS
ASU 2011-05, ASU 2011-12 and ASU 2013-02
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which revised the manner in which entities can present comprehensive income in their financial statements. The new guidance requires entities to present the components of net income and other comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Under either method of presentation, entities are also required to present adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income.
In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" which deferred the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements pending further deliberation by the FASB.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" which added new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU No. 2013-02 effectively replaced the requirements previously outlined in ASU 2011-05 and ASU 2011-12.
ASU 2013-02 was adopted prospectively beginning in 2013. As ASU 2013-02 relates to disclosure requirements only, the adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.
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
ASU No. 2011-11 and ASU 2013-01 were adopted retrospectively beginning in 2013. As the requirements of these ASUs relate only to disclosures, the adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” "will," "are expected," "is expected," “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, bookings, gross margins, operating and non-operating expenses, tax rates, net income, foreign currency rates, payment of dividends, or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and corporate reorganization; any statements of factors that may affect our 2013 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to acquisitions of other companies; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning our effective tax rates, the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.
From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors could also adversely affect us.
Summary of Products and Segments
We are a leading supplier of scientific instruments for nanoscale applications and solutions for industry and science. We report our revenue based on a group structure organization: the Industry Group and the Science Group.
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
The Industry Group consists of customers in semiconductor integrated circuit manufacturing and related industries such as manufacturers of data storage equipment and other technologies, as well as customers in the natural resources industries including mining and oil and gas. Our industrial customers generally use our tools to improve their processes to increase overall yields whether in a factory or at a mine or oil and gas rig. For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 45 nanometers and smaller, increasing complexity in their materials such as high-k metal gates and low-k dielectrics and increasing device complexity such as 3D transistor architectures. Our products are used primarily in laboratories or near the fabrication line to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device functionality. For the natural resource market, our products are also used in mining for automated mineralogy and we have opportunities in oil and gas exploration and laboratory analysis. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.

The Science market segment includes universities, public and private research laboratories and customers in a wide range of industries, including metals, automobiles, aerospace, and forensics. Our customers in the Science market generally use our tools for exploration and discovery of new materials and chemistries or to solve for causes and cures of diseases. The tools are used in a laboratory and are generally not used in industrial applications. It also includes universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies and hospitals. Growth in these markets is driven by global corporate and government funding for research and development and by development of new products and processes based on innovations at the nanoscale. Our solutions enable scientific discovery and advancement for researchers and help manufacturers develop, analyze and produce advanced products. Our products are also used in root cause failure analysis and quality control applications across a range of industries. Our products’ ultra-high resolution imaging allows structural biologists to create detailed 3D reconstructions of complex biological structures such as proteins and viruses. Cellular biologists use our tools to correlate wide-field, lower resolution optical images with higher resolution electron microscope imaging. Our products are also used by drug researchers and in particle analysis and a range of pathology and quality control applications. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.
Overview - Orders and Backlog
Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At March 31, 2013, our total backlog was $434.2 million, compared to $424.8 million at December 31, 2012. At March 31, 2013, our backlog consisted of $332.2 million of products and $102.0 million related to service compared to product backlog of $327.9 million and service backlog of $96.9 million at December 31, 2012. Generally, at least 90% of our backlog is shippable within one year.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During the first thirteen weeks of 2013 and all of 2012, we experienced cancellations of $0.2 million and $4.0 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first thirteen weeks of 2013, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 20, 2013.

Results of Operations
The following table sets forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	March 31, 2013		April 1, 2012
Net sales	$221,189	100.0%	$217,555	100.0%
Cost of sales	118,638	53.6	119,444	54.9
Gross profit	102,551	46.4	98,111	45.1
Research and development	24,809	11.2	22,722	10.4
Selling, general and administrative	43,524	19.7	41,323	19.0
Restructuring, reorganization, relocation and severance	695	0.3	—	—
Operating income	33,523	15.2	34,066	15.7
Other expense, net	(1,505)	(0.7)	(2,063)	(0.9)
Income before income taxes	32,018	14.5	32,003	14.7
Income tax expense	5,217	2.4	6,336	2.9
Net income	$26,801	12.1%	$25,667	11.8%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales increased $3.6 million, or 1.7%, to $221.2 million in the thirteen week period ended March 31, 2013 (the first quarter of 2013) compared to $217.6 million in the thirteen week period ended April 1, 2012 (the first quarter of 2012). Inclusion of two acquisitions completed in the first quarter of 2012 accounted for 2.9% of growth while currency fluctuations reduced growth by 2.2% compared to a year ago. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Currency fluctuations decreased net sales during the thirteen week period ended March 31, 2013 compared to the same period of 2012 as approximately 69% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Strengthening of the U.S. dollar against these foreign currencies generally has the effect of decreasing net sales and backlog.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	March 31, 2013		April 1, 2012
Industry	$99,064	44.8%	$111,686	51.3%
Science	122,125	55.2	105,869	48.7
Consolidated net sales	$221,189	100.0%	$217,555	100.0%
Industry
The $12.6 million, or 11.3%, decrease in Industry sales in the thirteen week period ended March 31, 2013 compared to the same period of 2012 was primarily due to fewer large wafer-level DualBeam systems sold to the semiconductor industry resulting from the cyclical nature of the capital purchasing cycle. Currency fluctuations also decreased Industry revenue by 1% in the thirteen week period ended March 31, 2013 compared to the same period of 2012.
Science
The $16.3 million, or 15.4%, increase in Science sales in the thirteen week period ended March 31, 2013 compared to the same period of 2012 was primarily driven by increased global technology spending mainly in developing countries and the inclusion of product sales from Visualization Sciences Group ("VSG"), which we acquired on August 1, 2012. Currency fluctuations decreased Science revenue by 3.5% in the thirteen week period ended March 31, 2013 compared to the same period of 2012.

Net Sales by Geographic Region
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	March 31, 2013		April 1, 2012
U.S. and Canada	$68,709	31.1%	$69,073	31.7%
Europe	65,673	29.7	63,006	29.0
Asia-Pacific Region and Rest of World	86,807	39.2	85,476	39.3
Consolidated net sales	$221,189	100.0%	$217,555	100.0%
U.S. and Canada
The $0.4 million, or 0.5%, decrease in sales to the U.S. and Canada in the thirteen week period ended March 31, 2013 compared to the same period of 2012 was primarily due to declines in sales to Science customers, partially offset by modest growth in sales to Industry customers.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $2.7 million, or 4.2%, increase in sales to Europe in the thirteen week period ended March 31, 2013 compared to the same period of 2012 was primarily due to the inclusion of revenue from VSG which was acquired on August 1, 2012. Currency fluctuations decreased revenue to Europe by 0.6% in the thirteen week period ended March 31, 2013 compared to the same period of 2012.
Asia-Pacific Region and Rest of World
The $1.3 million, or 1.6%, increase in sales to the Asia-Pacific Region and Rest of World in the thirteen week period ended March 31, 2013 compared to the same period of 2012 was primarily driven by growth of sales to our Science customers in Japan. Currency fluctuations decreased revenue to this region by 5.4% in the thirteen week period ended March 31, 2013 compared to the same period of 2012.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Industry	51.0%	50.7%
Science	42.6	39.2
Overall	46.4	45.1
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The five primary drivers affecting gross margin include: product mix (including the effect of price competition), operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales decreased $0.8 million, or 0.7%, to $118.6 million in the thirteen week period ended March 31, 2013 compared to $119.4 million in the comparable period of 2012 on slightly higher revenue, primarily due to improved operating efficiencies. Currency fluctuations decreased cost of sales by 0.6% in the thirteen week period ended March 31, 2013 compared to the same period of 2012.
Currency fluctuations, specifically the weakening of the yen compared to the dollar, reduced our gross margins by 0.7 percentage points during the thirteen week period ended March 31, 2013 compared to the same period of 2012.
Industry
The slight increase in Industry gross margin during the thirteen week period ended March 31, 2013 compared to the same period of 2012 was due primarily to the introduction of the next generation of our small-stage DualBeam systems which are more competitive in the market and also reflect the benefit of cost reduction efforts. This increase was partially offset by currency fluctuations which decreased Industry gross margin by 0.2 percentage points in the thirteen week period ended March 31, 2013 compared to the same period of 2012.

Science
The increase in Science gross margin in the thirteen week period ended March 31, 2013 compared to the same period of 2012 was due primarily the introduction of the next generation of our small-stage DualBeam systems which are more competitive in the market and also reflect the benefit of cost reduction efforts. The acquisition of VSG, which has higher margin products, during the third quarter of 2012 also positively impacted margins for this segment. Further, we experienced improvement in our margins due to improved operational efficiencies. Currency fluctuations, notably the impact of the weakening yen, decreased Science gross margin by 1.2 percentage points in the thirteen week period ended March 31, 2013 compared to the same period of 2012.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the 2013 and 2012 periods, we received subsidies from European governments for technological developments for semiconductor and life sciences equipment.
R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended
	March 31, 2013	April 1, 2012
Gross spending	$26,131	$24,329
Less subsidies	(1,322)	(1,607)
Net expense	$24,809	$22,722
R&D costs increased in the thirteen week period ended March 31, 2013 compared to the same period of 2012 primarily due to increased headcount and project spending to support current growth opportunities, as well as the inclusion of the R&D expenses for VSG which was acquired on August 1, 2012. The impact of currency fluctuations on R&D costs was insignificant in the thirteen week period ended March 31, 2013 compared to the same period of 2012.
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
SG&A costs increased $2.2 million, or 5.3%, to $43.5 million in the thirteen week period ended March 31, 2013 compared to $41.3 million in the thirteen week period ended April 1, 2012 primarily due to increased headcount and the inclusion of SG&A costs of our recently acquired companies, including amortization expense of the acquired intangibles, and the costs associated with integrating the acquisitions. The impact of currency fluctuations on SG&A costs was insignificant in thirteen week period ended March 31, 2013 compared to the same period in 2012.
Restructuring, Reorganization, Relocation and Severance
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization include primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012 and $0.7 million of severance costs and anticipate $0.6 million in additional charges in the second quarter of 2013. All of the costs related to this plan are expected to result in cash expenditures and we currently expect the total cost of the reorganization to be approximately $4.2 million.
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
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.1 million in the thirteen week period ended March 31, 2013 and $0.6 million in the comparable period of 2012. The decrease in the thirteen week period ended March 31, 2013 compared to the same period of 2012 was primarily due to lower investment balances and continued low interest rates.
Interest expense was $0.8 million in the thirteen week period ended March 31, 2013 and $1.1 million in the comparable period of 2012 and included interest expense related to our 2.875% convertible notes.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. Other, net was a net expense of $0.8 million in the thirteen week period ended March 31, 2013 and was a net expense of $1.6 million in the comparable period of 2012.
Income Tax Expense
Our effective income tax rates for the thirteen week periods ended March 31, 2013 and April 1, 2012 were 16.3% and 19.8%, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions. The tax rate in the current quarter is lower due to U.S. research and experimentation tax credits generated in 2012 and recognized in conjunction with the extension of legislation enacted in January 2013.
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
As of March 31, 2013, total unrecognized tax benefits were $25.5 million and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets (liabilities) totaled $1.1 million and ($0.3) million, respectively, at March 31, 2013 and December 31, 2012. Valuation allowances on deferred tax assets totaled $2.0 million and $2.1 million as of March 31, 2013 and December 31, 2012, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of March 31, 2013 consisted of $383.5 million of cash, cash equivalents, short-term restricted cash and short-term investments, $28.2 million in non-current investments, $29.9 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. $179.3 million of our $441.6 million in total cash, cash equivalents, restricted cash and investments, are held outside of the United States. Although we do not intend to do so, repatriation of these funds would subject us to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries where funds are held. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2017.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from March 31, 2013.
In the thirteen week period ended March 31, 2013, cash and cash equivalents and short-term restricted cash increased $5.1 million to $285.9 million as of March 31, 2013 from $280.8 million as of December 31, 2012 primarily as a result of $34.8 million provided by operations, and $4.1 million of proceeds from the exercise of employee stock options. These factors were partially offset by $16.7 million for the net purchase of marketable securities, $5.0 million used for the purchase of property, plant and equipment, the $5.2 million unfavorable effect of exchange rate changes and dividends paid on common stock of $3.1 million.

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
Accounts receivable increased $4.6 million to $215.8 million as of March 31, 2013 from $211.2 million as of December 31, 2012. This increase was primarily driven by the timing of shipments during the quarter. The March 31, 2013 balance also included a $4.3 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 89 days at March 31, 2013 and 83 days at December 31, 2012.
Inventories decreased $7.2 million to $185.3 million as of March 31, 2013 compared to $192.5 million as of December 31, 2012, due to the timing of purchases. The March 31, 2013 balance included a $7.2 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.9 times for the quarters ended March 31, 2013 and April 1, 2012.
Deferred tax assets (liabilities), current and long term, net of deferred tax liabilities increased $1.4 million to $1.1 million as of March 31, 2013 compared to ($0.3) million as of December 31, 2012 primarily due to an increase in deferred tax assets relating to additional U.S. net operating loss and research and experimentation credit carryforwards.
Expenditures for property, plant and equipment of $5.0 million and transfers to fixed assets from inventories of $1.7 million in the thirteen week period ended March 31, 2013 primarily consisted of expenditures for facilities improvements at our manufacturing sites and demonstration equipment. We expect to spend over $60 million for capital expenditures in 2013 primarily for leasehold improvements to our new facility in Brno, demonstration units, operations and R&D tools.
Accrued payroll liabilities decreased $8.1 million to $31.0 million as of March 31, 2013 compared to $39.1 million as of December 31, 2012, primarily due to the payment of 2012 employee incentive compensation.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of March 31, 2013.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

March 31, 2013
Guarantees and letters of credit outstanding	$44,197
Amount secured by restricted cash deposits:
Current	$14,257
Long-term	29,936
Total secured by restricted cash	$44,193
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

We repurchased 18,900 shares during the first thirteen weeks of 2012 for a total of $0.8 million, or an average of $43.29 per share. We did not repurchase any shares during the first thirteen weeks of 2013. As of March 31, 2013, 2,119,800 shares remained available for purchase pursuant to this plan.
Dividends to Shareholders
In June 2012, the Company announced its plans to initiate a quarterly dividend of $0.08 per share of common stock. Our Board of Directors declared dividends of $0.08 per share of common stock for the past four quarters. Dividend payments during the first quarter of 2013 totaled $3.1 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
New Accounting Pronouncements
See Note 16 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our reported market risks and risk management policies since the filing of our 2012 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 20, 2013.

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
We have historically shipped approximately 70%-80% of our products in the last month of each quarter. In addition, we rely on a significant amount of turns business in any given quarter. As any one sale may be significant to meeting our quarterly sales projection (as our average selling price for a tool is approximately $1 million), any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.
Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the first thirteen weeks of 2013 and in each of the last three years, more than 66% of our sales came from outside of the U.S. Our sales to China have grown considerably in recent years. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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
Our business depends in large part on the capital expenditures of customers within our Industry and Science market segments. See “Net Sales by Segment” included in Part I, Item 2 of this Quarterly Report on Form 10-Q for additional information.
The largest sub-parts of the Industry market segment are the semiconductor and data storage industries. These industries are cyclical and have experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in one or both of these industries, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. We saw weakness in semiconductor equipment spending in the early part of 2012 and we expect this to continue in early to mid 2013. During downturns, our sales and gross profit margins generally decline.

The Science market segment is also affected by overall economic conditions, but is not as cyclical as the Industry market segment.
The Life Sciences business is a smaller and still emerging market, and the tools we sell into that market often have average selling prices ranging from $0.1 million to over $5.0 million. Consequently, loss of demand among a relatively small group of potential customers can have a material impact on the overall demand for our products. As a result, movement of a small number of sales from one quarter to the next could cause significant variability in quarter-to-quarter growth rates, even as we believe that this market has the potential for long-term growth.
A significant portion of our Science Group revenue is dependent on government investments in research and development of new technology. To the extent that governments, especially in Europe or the U.S., reduce their spending in response to budget deficits and debt limitations, demand for our products could be affected. To date, we have not seen an impact from such actions, although the U.S. government has indicated that it plans to reduce funding for research. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time. In addition, institutional endowments and philanthropy, which are a source of funding of some customer purchases, are threatened by the muted recovery from the 2008 recession.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On November 14, 2011 we acquired TILL Photonics of Munich, Germany to expand our Life Sciences business and on January 9, 2012 we acquired ASPEX Corporation of Delmont, Pennsylvania to expand our natural resources footprint. On July 9, 2012 we acquired certain assets of AP Tech, a sales and service agent in Korea, and on August 1, 2012 we acquired Visualization Sciences Group ("VSG") of Bordeaux, France, which provides high-performance 3D visualization software products and tools to a range of markets. We continue to work to integrate these new entities.
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
Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of our high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. During the first thirteen weeks of 2013 and all of 2012, we experienced cancellations of $0.2 million and $4.0 million, respectively.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first thirteen weeks of 2013, 2012 and 2011, approximately 25% to 35% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro exchange rate. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. Our Electronics business, which ultimately depends on consumers who buy electronic devices, is volatile but contributes, on average, a higher proportion of our gross margin. Any significant downturn in the market would have a negative impact on our overall performance.
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
Our success depends in large part on the protection of our proprietary rights. We incur significant costs to obtain and maintain patents and defend our intellectual property. We also rely on the laws of the U.S. and other countries where we develop, manufacture or sell products to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights. More specifically, we depend on trade secrets used in the development and manufacture of our products. We endeavor to protect these trade secrets but the measures taken to protect these trade secrets may be inadequate or ineffective.

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first thirteen weeks of 2013 and in each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on November 14, 2012. (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	May 2, 2013	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)