Form 10-Q
period 2013-06-30
FEI CO
filed 2013-08-02
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of July 29, 2013 was 41,746,196.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$304,070	$266,302
Short-term investments in marketable securities	93,868	79,532
Short-term restricted cash	13,697	14,522
Receivables, net of allowances for doubtful accounts of $2,561 and $2,718	197,051	211,160
Inventories	187,032	192,540
Deferred tax assets	11,610	12,245
Other current assets	31,021	29,332
Total current assets	838,349	805,633
Non-current investments in marketable securities	18,422	29,179
Long-term restricted cash	34,238	27,425
Property, plant and equipment, net of accumulated depreciation of $121,967 and $121,560	140,002	109,872
Intangible assets, net of accumulated amortization of $15,037 and $10,984	48,136	51,499
Goodwill	129,122	131,320
Deferred tax assets	1,695	5,092
Non-current inventories	63,185	65,116
Other assets, net	8,668	9,087
Total Assets	$1,281,817	$1,234,223
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$58,707	$54,847
Accrued payroll liabilities	33,595	39,100
Accrued warranty reserves	12,146	12,049
Accrued agent commissions	6,507	8,124
Short-term deferred revenue	81,959	74,736
Income taxes payable	1,131	1,343
Accrued restructuring, reorganization, relocation and severance	1,054	2,692
Convertible debt	—	89,010
Other current liabilities	28,745	36,902
Total current liabilities	223,844	318,803
Long-term deferred revenue	28,260	26,668
Deferred tax liabilities	7,251	17,588
Other liabilities	39,185	31,261
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 41,745 and 38,478 shares issued and outstanding, no par value	622,257	516,907
Retained earnings	333,120	284,440
Accumulated other comprehensive income	27,900	38,556
Total Shareholders’ Equity	983,277	839,903
Total Liabilities and Shareholders’ Equity	$1,281,817	$1,234,223

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales:
Products	$170,337	$172,644	$339,832	$341,988
Service	52,141	48,808	103,835	97,019
Total net sales	222,478	221,452	443,667	439,007
Cost of sales:
Products	82,680	85,993	167,863	173,331
Service	32,901	31,030	66,356	63,136
Total cost of sales	115,581	117,023	234,219	236,467
Gross profit	106,897	104,429	209,448	202,540
Operating expenses:
Research and development	25,413	23,306	50,222	46,028
Selling, general and administrative	42,639	42,045	86,163	83,368
Restructuring, reorganization, relocation and severance	395	—	1,090	—
Total operating expenses	68,447	65,351	137,475	129,396
Operating income	38,450	39,078	71,973	73,144
Other expense:
Interest income	137	384	253	955
Interest expense	(669)	(1,003)	(1,485)	(2,087)
Other, net	(920)	(636)	(1,725)	(2,186)
Total other expense, net	(1,452)	(1,255)	(2,957)	(3,318)
Income before income taxes	36,998	37,823	69,016	69,826
Income tax expense	7,005	7,530	12,222	13,866
Net income	$29,993	$30,293	$56,794	$55,960
Basic net income per share	$0.76	$0.80	$1.46	$1.48
Diluted net income per share	$0.72	$0.74	$1.36	$1.37
Cash dividends declared per share	$0.12	$0.08	$0.20	$0.08
Shares used in per share calculations:
Basic	39,496	37,993	39,012	37,939
Diluted	42,281	41,614	42,227	41,579

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$29,993	$30,293	$56,794	$55,960
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	6,361	(22,361)	(9,353)	(9,617)
Change in unrealized loss on available-for-sale securities	(10)	(9)	(3)	(21)
Change in minimum pension liability	(56)	—	(71)	—
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	70	(4,495)	(1,855)	(983)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	304	1,143	626	1,379
Comprehensive income	$36,662	$4,571	$46,138	$46,718

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net income	$56,794	$55,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,451	10,473
Amortization	5,248	1,836
Stock-based compensation	8,712	6,676
Other	16	46
Income taxes payable, net	8,188	168
Deferred income taxes	(4,389)	(365)
Decrease (increase), net of acquisitions, in:
Receivables	8,517	(26,315)
Inventories	(5,171)	(24,418)
Other assets	1,348	(5,884)
Increase (decrease), net of acquisitions, in:
Accounts payable	6,356	9,900
Accrued payroll liabilities	(4,759)	(18,060)
Accrued warranty reserves	258	(255)
Deferred revenue	8,188	(381)
Accrued restructuring, reorganization, relocation and severance	(1,601)	(2,212)
Other liabilities	(7,628)	1,953
Net cash provided by operating activities	91,528	9,122
Cash flows from investing activities:
(Increase) decrease in restricted cash	(6,561)	30,199
Acquisition of property, plant and equipment	(42,566)	(11,633)
Payments for acquisitions, net of cash acquired	—	(30,171)
Purchase of investments in marketable securities	(73,397)	(66,434)
Redemption of investments in marketable securities	69,915	75,950
Other	(1,304)	(624)
Net cash used in investing activities	(53,913)	(2,713)
Cash flows from financing activities:
Redemption of 2.875% convertible notes	(73)	—
Dividends paid on common stock	(6,164)	—
Withholding taxes paid on issuance of vested restricted stock units	(439)	(1,465)
Proceeds from exercise of stock options and employee stock purchases	6,816	5,013
Excess tax benefit for share based payment arrangements	1,069	653
Repurchases of common stock	—	(890)
Net cash provided by financing activities	1,209	3,311
Effect of exchange rate changes	(1,056)	(5,836)
Increase in cash and cash equivalents	37,768	3,884
Cash and cash equivalents:
Beginning of period	266,302	320,361
End of period	$304,070	$324,245
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$6,204	$20,088
Cash paid for interest	1,439	1,834
Increase in fixed assets related to transfers with inventories	5,873	11,629
Dividends declared but not paid	4,996	3,046
Conversion of 2.875% convertible notes	88,937	—

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
We have research and development and manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Munich, Germany; and Delmont, Pennsylvania; and software development in Bordeaux, France; and Brisbane, Australia. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
Basis of Presentation
The consolidated financial statements include the accounts of FEI Company and our wholly-owned subsidiaries (collectively, “FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and twenty-six week periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on February 20, 2013.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	the valuations of intangible assets;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management's estimates may change in the future.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 30, 2013			July 1, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$29,993	39,496	$0.76	$30,293	37,993	$0.80
Dilutive effect of 2.875% convertible debt	325	2,164	(0.03)	455	3,033	(0.05)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	621	(0.01)	—	588	(0.01)
Diluted EPS	$30,318	42,281	$0.72	$30,748	41,614	$0.74

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2013			July 1, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$56,794	39,012	$1.46	$55,960	37,939	$1.48
Dilutive effect of 2.875% convertible debt	780	2,595	(0.08)	910	3,033	(0.09)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	620	(0.02)	—	607	(0.02)
Diluted EPS	$57,574	42,227	$1.36	$56,870	41,579	$1.37
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Stock options	226	273	219	264
Restricted stock units	1	8	1	4

NOTE 3.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
At our 2013 Annual Meeting of Shareholders, which was held on May 9, 2013, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 3,700,000 to 3,950,000.
1995 Stock Incentive Plan and 1995 Supplemental Stock Incentive Plan
Also at our 2013 Annual Meeting of Shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 10,750,000 to 11,000,000. Our 1995 Supplemental Stock Incentive Plan (the “1995 Supplemental Plan”) allows for the issuance of a maximum of 500,000 shares of our common stock.

The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

June 30, 2013
Shares available for grant	2,331,500
Shares of common stock reserved for issuance	3,910,876
The following table sets forth certain information regarding all options outstanding and exercisable:

	June 30, 2013
	Options Outstanding	Options Exercisable
Number	767,869	199,785
Weighted average exercise price	$39.38	$28.71
Aggregate intrinsic value	$ 25.8 million	$ 8.9 million
Weighted average remaining contractual term	5.0 years	3.9 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	June 30, 2013
	RSUs Nonvested	RSUs Expected to Vest
Number	811,509	718,887
Weighted average grant date per share fair value	$43.13	$42.67
Aggregate intrinsic value	$ 59.3 million	$ 52.5 million
Weighted average remaining term to vest	1.4 years	1.4 years
As of June 30, 2013, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $35.5 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of sales	$616	$365	$1,211	$864
Research and development	545	443	1,076	957
Selling, general and administrative	3,187	2,255	6,425	4,855
Total stock-based compensation	$4,348	$3,063	$8,712	$6,676

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of June 30, 2013, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

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
The following table sets forth information related to guarantees and letters of credit (in thousands):

June 30, 2013
Guarantees and letters of credit outstanding	$47,935
Amount secured by restricted cash deposits:
Current	$13,697
Long-term	34,238
Total secured by restricted cash	$47,935

NOTE 5.	INVENTORIES
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
Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials and assembled parts	$67,063	$67,985
Service inventories, estimated current requirements	15,481	15,898
Work-in-process	75,049	81,104
Finished goods	29,439	27,553
Total current inventories	$187,032	$192,540
Non-current inventories	$63,185	$65,116

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012
Balance, beginning of period	$131,320	$58,053
Goodwill additions	—	21,989
Goodwill adjustments	(2,198)	(299)
Balance, end of period	$129,122	$79,743
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries as well as an adjustment related to the finalization of the purchase price allocation of the acquisition of ASPEX Corporation in 2012.

Other Intangible Assets
Patents, trademarks and other are amortized under the straight-line method over their estimated useful lives of 2 to 15 years. Customer relationships are amortized under the straight-line method over their estimated useful lives of 5 to 10 years. Developed technology is amortized under the straight-line method over the estimated useful life of the related technology, which ranges from 5.5 to 10 years. Note issuance costs were amortized over the life of the related debt, which was 7 years.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	June 30, 2013	December 31, 2012
Patents, trademarks and other	$23,313	$22,047
Accumulated amortization	(7,475)	(5,743)
Net patents, trademarks and other	15,838	16,304
Customer relationships	19,842	20,305
Accumulated amortization	(2,244)	(1,171)
Net customer relationships	17,598	19,134
Developed technology	17,573	17,686
Accumulated amortization	(2,873)	(1,771)
Net developed technology	14,700	15,915
Note issuance costs	2,445	2,445
Accumulated amortization	(2,445)	(2,299)
Net note issuance costs	—	146
Total intangible assets included in other long-term assets	$48,136	$51,499
Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012
Patents, trademarks and other	$1,777	$894
Customer relationships	1,073	—
Developed technology	1,102	661
Note issuance costs	146	175
Total amortization expense	$4,098	$1,730
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
Remainder of 2013	$1,668	$1,083	$1,111	$3,862
2014	3,001	2,167	2,222	7,390
2015	2,884	2,167	2,222	7,273
2016	2,699	2,167	2,222	7,088
2017	2,143	1,819	1,956	5,918
Thereafter	3,443	8,195	4,967	16,605
Total future amortization expense	$15,838	$17,598	$14,700	$48,136

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012
Balance, beginning of period	$12,049	$11,683
Reductions for warranty costs incurred	(6,580)	(5,239)
Warranties issued	6,804	5,153
Translation and changes in estimates	(127)	(118)
Balance, end of period	$12,146	$11,479

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and twenty-six week periods ended June 30, 2013 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	June 30, 2013	December 31, 2012
Deferred tax assets – current	$11,610	$12,245
Deferred tax assets – non-current	1,695	5,092
Deferred tax liabilities – current	(53)	(93)
Deferred tax liabilities – non-current	(7,251)	(17,588)
Net deferred tax assets (liabilities)	$6,001	$(344)
Valuation allowance	$2,819	$2,081
Unrecognized Tax Benefits
During the twenty-six week period ended June 30, 2013, unrecognized tax benefits remained the same. We believe it is reasonably possible that, in the next twelve months, the total amount of unrecognized tax benefits could decrease between zero and $3.0 million due to settlements with taxing authorities and lapses of statutes of limitations. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of June 30, 2013:

Jurisdiction	Open Tax Years
U.S.	2007 and forward
The Netherlands	2011 and forward
Czech Republic	2010 and forward
The IRS is currently examining our 2007-2009 U.S. tax returns.

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and twenty-six week periods ended June 30, 2013 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation (effective January 2013).
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Sales to Related Parties	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Product sales:
Applied Materials, Inc.	$99	$85	$3,591	$133
Lattice Semiconductor Corporation	4	—	4	—
Cascade Microtech, Inc.	—	4	—	4
Oregon Health and Science University	126	—	255	—
Total product sales to related parties	229	89	3,850	137
Service sales:
Applied Materials, Inc.	197	127	330	262
Lattice Semiconductor Corporation	3	—	6	—
Cascade Microtech, Inc.	8	8	16	16
Oregon Health and Science University	7	—	16	—
Total service sales to related parties	215	135	368	278
Total sales to related parties	$444	$224	$4,218	$415
Purchases from Related Parties
TMC BV	$23	$38	$48	$65
Oregon Health and Science University	175	—	175	—
Total purchases from related parties	$198	$38	$223	$65
Amounts due from (to) related parties were as follows (in thousands):

June 30, 2013
Applied Materials, Inc.	$22
TMC BV	(103)
Oregon Health and Science University	(37)
Due to related parties, net	$(118)

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $82.1 million at June 30, 2013. These commitments expire at various times through the second quarter of 2016.

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
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Sales to External Customers:
Industry	$103,702	$117,353	$202,766	$229,039
Science	118,776	104,099	240,901	209,968
Total	$222,478	$221,452	$443,667	$439,007
Gross Profit:
Industry	$53,788	$59,920	$104,302	$116,508
Science	53,109	44,509	105,146	86,032
Total	$106,897	$104,429	$209,448	$202,540

	June 30, 2013	December 31, 2012
Goodwill:
Industry	$51,949	$53,572
Science	77,173	77,748
Total	$129,122	$131,320
Total Assets:
Industry	$296,056	$293,115
Science	369,298	401,795
Corporate and Eliminations	616,463	539,313
Total	$1,281,817	$1,234,223
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
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization include primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012. During the thirteen and twenty-six week periods ended June 30, 2013, we recorded $0.4 million and $1.1 million, respectively, of severance costs. We do not expect to incur any additional charges related to the reorganization. All of the costs related to this plan are expected to result in cash expenditures and we currently expect the total cost of the reorganization to be approximately $4.0 million.

Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Twenty-Six Weeks Ended June 30, 2013	Group Structure Reorganization	Total
Beginning accrued liability	$2,692	$2,692
Charged to expense, net	1,090	1,090
Expenditures	(2,744)	(2,744)
Write-offs and adjustments	16	16
Ending accrued liability	$1,054	$1,054

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$37,752	$—	$—	$37,752
Agency bonds	—	25,565	—	25,565
Commercial paper	—	12,998	—	12,998
Certificates of deposit	—	6,350	—	6,350
Municipal bonds	—	25,395	—	25,395
Trading securities:
Equity securities – mutual funds	4,230	—	—	4,230
Derivative contracts, net	—	(1,376)	—	(1,376)
Total	$41,982	$68,932	$—	$110,914

December 31, 2012	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$60,786	$—	$—	$60,786
Agency bonds	—	31,157	—	31,157
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	5,494	—	5,494
Municipal bonds	—	3,228	—	3,228
Trading securities:
Equity securities – mutual funds	3,046	—	—	3,046
Derivative contracts, net	—	1,655	—	1,655
Total	$63,832	$46,534	$—	$110,366
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.

There were no transfers between fair value categories or changes to our valuation techniques during the twenty-six week period ended June 30, 2013.
We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

NOTE 14.	CONVERTIBLE NOTES
2.875% Convertible Subordinated Notes
On May 19, 2006, we issued $115.0 million aggregate principal amount of 2.875% convertible subordinated notes. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $3.1 million. During 2009 and 2010, we redeemed at total of $26.0 million of these notes.
On June 1, 2013, the remaining $89.0 million of these notes were due. Prior to maturity, holders of $88.9 million of these notes converted their notes into 3.0 million shares of FEI common stock. At maturity, holders of $0.1 million of these notes did not elect to convert into FEI common stock and those notes were settled with a cash payment.

NOTE 15.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	June 30, 2013	December 31, 2012
Cash flow hedges	$112,632	$165,000
Balance sheet hedges	77,340	225,924
Total outstanding derivative contracts	$189,972	$390,924
The outstanding contracts at June 30, 2013 have varying maturities through the third quarter of 2014. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at June 30, 2013. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Foreign currency loss, inclusive of the impact of derivatives	$(927)	$(863)	$(1,526)	$(3,045)
Cash Flow Hedges
We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure is set up, generally, on a twenty-four month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro and the U.S. dollar/Czech koruna exchange rate. The zero cost collar contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.

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
Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
June 30, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$1,793	$(859)	$934
Foreign exchange contracts not designated as hedging instruments	928	(532)	396	1,736	(898)	838
Total	$928	$(532)	$396	$3,529	$(1,757)	$1,772

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2012	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$3,019	$(1,492)	$1,527	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	2,725	(1,589)	1,136	4,289	(3,281)	1,008
Total	$5,744	$(3,081)	$2,663	$4,289	$(3,281)	$1,008
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Amount of gain/(loss):
Recognized in AOCI (effective portion)	$(1,131)	$6,583	$(2,930)	$5,368
Reclassified from AOCI into cost of sales (effective portion)	(283)	(1,122)	(580)	(1,392)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(21)	(21)	(46)	13
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$2,324	$(4,457)	$3,091	$(3,631)
The unrealized losses at June 30, 2013 are expected to be reclassified to net income during the next twenty-four months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following table illustrates the disclosure of changes in the balances of each component of accumulated other comprehensive income ("AOCI"), as well as details the effect of reclassifications out of AOCI on the line items in the Consolidated Statements of Operations by component (net of tax, in thousands):

	Thirteen Weeks Ended June 30, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$23,176	$11	$(834)	$(1,122)	$21,231
Other comprehensive income before reclassifications	6,361	(10)	(56)	70	6,365
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	283	283
Other income (expense)	—	—	—	21	21
Total reclassifications out of AOCI	—	—	—	304	304
Net current period other comprehensive income	6,361	(10)	(56)	374	6,669
Ending balance	$29,537	$1	$(890)	$(748)	$27,900

	Twenty-Six Weeks Ended June 30, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$38,890	$4	$(819)	$481	$38,556
Other comprehensive income before reclassifications	(9,353)	(3)	(71)	(1,855)	(11,282)
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	580	580
Other income (expense)	—	—	—	46	46
Total reclassifications out of AOCI	—	—	—	626	626
Net current period other comprehensive income	(9,353)	(3)	(71)	(1,229)	(10,656)
Ending balance	$29,537	$1	$(890)	$(748)	$27,900

NOTE 17.	FACTORING OF ACCOUNTS RECEIVABLE
In the second quarter of 2013, we entered into agreements under which we sold a total of $4.9 million of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our Consolidated Statements of Operations as other expense. We sold no accounts receivable under these agreements during 2012.
NOTE 18.    NEW ACCOUNTING PRONOUNCEMENTS
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
ASU 2013-11
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. We currently present our unrecognized tax benefits in accordance with ASU 2013-11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “will,” “are expected,” “is expected,” “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. Such forward-looking statements include any statements regarding expectations of earnings, revenues, bookings, gross margins, operating and non-operating expenses, tax rates, net income, foreign currency rates, payment of dividends, or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and corporate reorganization; any statements of factors that may affect our 2013 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to acquisitions of other companies; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning our effective tax rates, the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.
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
We have research and development and manufacturing operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Munich, Germany; and Delmont, Pennsylvania; and software development in Bordeaux, France; and Brisbane, Australia. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
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
Overview - Orders and Backlog
Orders received in a particular period that cannot be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At June 30, 2013, our total backlog was $449.5 million, compared to $424.8 million at December 31, 2012. At June 30, 2013, our backlog consisted of $329.0 million of products and $120.5 million related to service compared to product backlog of $327.9 million and service backlog of $96.9 million at December 31, 2012. A large Industry customer renewed a multi-year service agreement, thereby significantly increasing service bookings in the quarter. Generally, at least 90% of our backlog is shippable within one year.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During the first twenty-six weeks of 2013 and all of 2012, we experienced cancellations of $0.2 million and $4.0 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Outlook for the Remainder of 2013
We expect revenue in the second half of the year will be greater than revenue in the first half of the year, with very modest growth in the third quarter and more significant growth in the fourth quarter. We continue to expect modest revenue growth for the full year 2013 compared with 2012, but at a somewhat slower rate than expected at the beginning of the year. Our rate of incoming orders has been generally as expected, but a portion of these orders has remained in our backlog, as a somewhat larger-than-expected portion of the orders have been for products with long delivery schedules. In addition, we have announced several significant new products and have begun to receive orders for them, with scheduled delivery dates in the fourth quarter or 2014. Our backlog of unfilled orders increased by $24.7 million in the first half of 2013, and we expect an additional increase in the backlog in the third quarter.
In the Science segment, the Materials Science business has showed steady growth, with continued strength in markets outside the U.S. Revenue and bookings for the Life Sciences business in the first half of 2013 were below the levels of the first half of 2012, but the business has a significant pipeline of potential orders heading into the second half of 2013.
In the Industry segment, the Electronics business is beginning to see cyclical industry recovery and we expect that to continue in the second half. We also expect to continue to benefit from increased demand for our products over the mid- to long-term as semiconductor companies continue to shrink the dimensions of their products, develop new structures and use new materials. The Natural Resources business has had a relatively weak first half of 2013 and we expect that to continue in the second half of the year. Mining customers have curtailed their capital spending due to lower commodity prices and global uncertainty. Our solutions for oil & gas customers continue to generate significant interest, but volume adoption has been slower than originally planned.

On a geographic basis, we have continued to see relative strength in our business in Asia, including China, and we expect that trend to continue.
Our gross margin was 46.4% in the first quarter and improved to 48.0% in the second quarter. On a quarterly basis in the short-term, we expect fluctuation in that range based on product mix and volume. Longer-term on an annual basis, we expect to continue the trend of improvement we have seen in recent years. We spent over 11% of sales on research and development in the first half of the year, and we expect to continue aggressive R&D spending in the second half, as we introduce numerous new products. Operating expenses will increase modestly, in part because of marketing and branding related to the new products.
As a result of these factors, we expect income for all of 2013 to be above 2012, assuming the expected revenue increase in the fourth quarter.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first twenty-six weeks of 2013, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 20, 2013.
Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	June 30, 2013		July 1, 2012
Net sales	$222,478	100.0%	$221,452	100.0%
Cost of sales	115,581	52.0	117,023	52.8
Gross profit	106,897	48.0	104,429	47.2
Research and development	25,413	11.4	23,306	10.5
Selling, general and administrative	42,639	19.2	42,045	19.0
Restructuring, reorganization, relocation and severance	395	0.2	—	—
Operating income	38,450	17.3	39,078	17.6
Other expense, net	(1,452)	(0.7)	(1,255)	(0.6)
Income before income taxes	36,998	16.6	37,823	17.1
Income tax expense	7,005	3.1	7,530	3.4
Net income	$29,993	13.5%	$30,293	13.7%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013		July 1, 2012
Net sales	$443,667	100.0%	$439,007	100.0%
Cost of sales	234,219	52.8	236,467	53.9
Gross profit	209,448	47.2	202,540	46.1
Research and development	50,222	11.3	46,028	10.5
Selling, general and administrative	86,163	19.4	83,368	19.0
Restructuring, reorganization, relocation and severance	1,090	0.2	—	—
Operating income	71,973	16.2	73,144	16.7
Other expense, net	(2,957)	(0.7)	(3,318)	(0.8)
Income before income taxes	69,016	15.6	69,826	15.9
Income tax expense	12,222	2.8	13,866	3.2
Net income	$56,794	12.8%	$55,960	12.7%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales increased $1.0 million, or 0.5%, to $222.5 million in the thirteen week period ended June 30, 2013 (the second quarter of 2013) compared to $221.5 million in the thirteen week period ended July 1, 2012 (the second quarter of 2012). Inclusion of two acquisitions completed in the third quarter of 2012 accounted for 3.5% of growth in the thirteen week period ended June 30, 2013 while currency fluctuations reduced growth by 1.1% for the same period compared to a year ago.
Net sales increased $4.7 million, or 1.1%, to $443.7 million in the twenty-six week period ended June 30, 2013 compared to $439.0 million in the twenty-six week period ended July 1, 2012. Inclusion of two acquisitions completed in the third quarter of 2012 accounted for 3.1% of growth in the twenty-six week period ended June 30, 2013 while currency fluctuations reduced growth by 1.3% for the same period compared to a year ago.
The strengthening of the dollar during the second quarter of 2013 decreased net sales for the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 as approximately 71% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Strengthening of the U.S. dollar against these foreign currencies generally has the effect of decreasing net sales and backlog. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	June 30, 2013		July 1, 2012
Industry	$103,702	46.6%	$117,353	53.0%
Science	118,776	53.4	104,099	47.0
Consolidated net sales	$222,478	100.0%	$221,452	100.0%

	Twenty-Six Weeks Ended
	June 30, 2013		July 1, 2012
Industry	$202,766	45.7%	$229,039	52.2%
Science	240,901	54.3	209,968	47.8
Consolidated net sales	$443,667	100.0%	$439,007	100.0%

Industry
The $13.7 million, or 11.6%, decrease and the $26.3 million, or 11.5%, decrease, respectively, in Industry sales in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to fewer large wafer-level DualBeam systems sold to semiconductor customers resulting from the cyclical nature of the capital purchasing cycle. This was partially offset by an increase in revenue from our natural resources customers due to sales of new products. Currency fluctuations also decreased Industry sales by 1.1 and 0.9 percentage points, respectively, in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012.
Science
The $14.7 million, or 14.1%, increase and the $30.9 million, or 14.7%, increase, respectively, in Science sales in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 were primarily driven by increased global technology spending on our small DualBeam products, mainly in developing countries and the inclusion of $5.3 million in revenue from acquired product lines. These increases were partially offset by currency fluctuations which decreased Science sales by 1.2 and 1.8 percentage points, respectively, in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012.
Net Sales by Geographic Region
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	June 30, 2013		July 1, 2012
U.S. and Canada	$61,413	27.6%	$75,404	34.1%
Europe	70,538	31.7	47,012	21.2
Asia-Pacific Region and Rest of World	90,527	40.7	99,036	44.7
Consolidated net sales	$222,478	100.0%	$221,452	100.0%

	Twenty-Six Weeks Ended
	June 30, 2013		July 1, 2012
U.S. and Canada	$130,122	29.3%	$144,477	32.9%
Europe	136,211	30.7	110,018	25.1
Asia-Pacific Region and Rest of World	177,334	40.0	184,512	42.0
Consolidated net sales	$443,667	100.0%	$439,007	100.0%
U.S. and Canada
The $14.0 million, or 18.6%, decrease and the $14.4 million, or 9.9%, decrease, respectively, in sales to the U.S. and Canada in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to declines in sales to Science customers.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $23.5 million, or 50.0%, increase and the $26.2 million, or 23.8%, increase, respectively, in sales to Europe in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to an increase in the number of high-end TEM units sold as well as the inclusion of revenue from acquired product lines. Currency fluctuations increased sales to Europe by 1.4% and 0.4%, respectively, during the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012.
Asia-Pacific Region and Rest of World
The $8.5 million, or 8.6%, decrease and the $7.2 million, or 3.9%, decrease, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 were primarily driven by the cyclical nature of the electronics business in Asia. Currency fluctuations, specifically the weakening of the yen compared to the dollar, decreased sales to this region by 3.8% and 4.5%, respectively, during the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012.

Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Industry	51.9%	51.1%	51.4%	50.9%
Science	44.7	42.8	43.6	41.0
Overall	48.0	47.2	47.2	46.1
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
Cost of sales decreased $1.4 million, or 1.2%, to $115.6 million in the thirteen week period ended June 30, 2013 compared to $117.0 million in the thirteen week period ended July 1, 2012 and decreased $2.2 million, or 1.0%, to $234.2 million in the twenty-six week period ended June 30, 2013 compared to $236.5 million in the comparable period of 2012, primarily due to decreased sales in our Industry group and improved operating efficiencies in our SDB and TEM product lines. Currency fluctuations reduced cost of sales by 0.4 percentage points in both the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012.
Currency fluctuations, primarily the strengthening of the U.S dollar, reduced our gross margins by 0.5 and 0.6 percentage points, respectively, during the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012.
Industry
The increases in Industry gross margin during the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to an increase in the number of high-end TEM units sold as well as an increase in margins for our Service business. These increases were partially offset by currency fluctuations which decreased Industry gross margins by 0.6 and 0.5 percentage points, respectively, in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012.
Science
The increases in Science gross margin in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to the inclusion of higher margin software products. Currency fluctuations, primarily the strengthening of the U.S dollar, reduced Science gross margins by 0.4 and 0.8 percentage points, respectively, in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the 2013 and 2012 periods, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences equipment.
R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Gross spending	$26,924	$25,585	$53,055	$49,914
Less subsidies	(1,511)	(2,279)	(2,833)	(3,886)
Net expense	$25,413	$23,306	$50,222	$46,028
R&D costs as a percentage of revenue were 11.4% and 11.3%, respectively, in the thirteen and twenty-six week periods ended June 30, 2013 compared to 10.5% and 10.5% for the same periods of 2012.

R&D costs increased in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 primarily due to increased headcount and increased project spending focused on new product introductions and supporting current growth opportunities. The inclusion of R&D expenses of our recently acquired companies also contributed to the increase. The impacts of currency fluctuations on R&D costs were increases of $0.1 million in both the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012.
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
SG&A costs increased $0.6 million, or 1.4%, to $42.6 million in the thirteen week period ended June 30, 2013 compared to $42.0 million in the thirteen week period ended July 1, 2012 and increased $2.8 million, or 3.4%, to $86.2 million in the twenty-six week period ended June 30, 2013 compared to $83.4 million in the twenty-six week period ended July 1, 2012. These increases were primarily due to increased headcount and the inclusion of SG&A costs of our recently acquired companies, including amortization expense of the acquired intangibles. The impact of currency fluctuations on SG&A costs were decreases of $0.2 million and $0.3 million, respectively, in thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods in 2012.
Restructuring, Reorganization, Relocation and Severance
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization include primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012. During the first twenty-six weeks of 2013, we recorded $1.1 million of severance costs. We do not expect to incur any additional charges related to the reorganization. All of the costs related to this plan are expected to result in cash expenditures and we currently expect the total cost of the reorganization to be approximately $4.0 million.
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
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.1 million and $0.3 million, respectively, in the thirteen and twenty-six week periods ended June 30, 2013 and $0.4 million and $1.0 million, respectively, in the comparable periods of 2012. The decreases in the thirteen and twenty-six week periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to continued low interest rates and mix of investments.
Interest expense was $0.7 million and $1.5 million, respectively, in the thirteen and twenty-six week periods ended June 30, 2013 and $1.0 million and $2.1 million, respectively, in the comparable periods of 2012 and included interest expense related to our 2.875% convertible notes, which converted to common stock on June 1, 2013.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. Other, net was a net expense of $0.9 million and $1.7 million in the thirteen and twenty-six week periods ended June 30, 2013, respectively, and was a net expense of $0.6 million and $2.2 million, respectively, in the comparable periods of 2012.
Income Tax Expense
Our effective income tax rates for the twenty-six week periods ended June 30, 2013 and July 1, 2012 were 17.7% and 19.9%, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions.

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
As of June 30, 2013 and December 31, 2012, total unrecognized tax benefits were $25.2 million and $25.1 million, respectively, and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets (liabilities) totaled $6.0 million and ($0.3) million, respectively, at June 30, 2013 and December 31, 2012. Valuation allowances on deferred tax assets totaled $2.8 million and $2.1 million as of June 30, 2013 and December 31, 2012, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of June 30, 2013 consisted of $411.6 million of cash, cash equivalents, short-term restricted cash and short-term investments, $18.4 million in non-current investments, $34.2 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. $178.9 million of our $464.3 million in total cash, cash equivalents, restricted cash and investments, are held outside of the United States. Although we do not intend to do so, repatriation of these funds would subject us to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries where funds are held. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2019.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from June 30, 2013.
In the twenty-six week period ended June 30, 2013, cash and cash equivalents and short-term restricted cash increased $37.0 million to $317.8 million as of June 30, 2013 from $280.8 million as of December 31, 2012 primarily as a result of $91.5 million provided by operations and $6.8 million of proceeds from the exercise of employee stock options. These factors were partially offset by $42.6 million used for the purchase of property, plant and equipment, dividends paid on common stock of $6.2 million, the net purchase of marketable securities of $3.5 million, and a $1.1 million unfavorable effect of exchange rate changes.
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
Accounts receivable decreased $14.1 million to $197.1 million as of June 30, 2013 from $211.2 million as of December 31, 2012. This decrease was primarily driven by improved collections and the timing of shipments during the quarter. The June 30, 2013 balance included a $4.9 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 81 days at June 30, 2013 and 83 days at December 31, 2012.
Inventories decreased $5.5 million to $187.0 million as of June 30, 2013 compared to $192.5 million as of December 31, 2012, due to the timing of purchases. The June 30, 2013 balance included a $4.7 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.9 times for the quarter ended June 30, 2013 and 1.8 times for the quarter ended July 1, 2012.
Deferred tax assets (liabilities), current and long term, net of deferred tax liabilities increased $6.3 million to $6.0 million as of June 30, 2013 compared to ($0.3) million as of December 31, 2012 primarily due to a decrease in liabilities relating to deferred revenue and intangible assets plus a decrease in liabilities for unrecognized tax benefits recorded against deferred tax asset carryforwards.
Expenditures for property, plant and equipment of $42.6 million and transfers to fixed assets from inventories of $5.9 million in the twenty-six week period ended June 30, 2013 primarily consisted of expenditures for the purchase of our facilities in Eindhoven, facilities improvements at our manufacturing sites and demonstration equipment. We expect to spend over $75 million for capital expenditures in 2013, primarily for the purchase of our facilities in Eindhoven, leasehold improvements to our new facility in Brno, demonstration units, operations and R&D tools. The purchase of the facilities in Eindhoven is more fully described in the Form 8-K filed with the SEC on June 6, 2013.

Accrued payroll liabilities decreased $5.5 million to $33.6 million as of June 30, 2013 compared to $39.1 million as of December 31, 2012, primarily due to the payment of 2012 employee incentive compensation.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million There were no amounts outstanding under this facility as of June 30, 2013.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

June 30, 2013
Guarantees and letters of credit outstanding	$47,935
Amount secured by restricted cash deposits:
Current	$13,697
Long-term	34,238
Total secured by restricted cash	$47,935
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
We did not repurchase any shares during the first twenty-six weeks of 2013. During the second quarter of 2012 we repurchased 1,600 shares for a total of $0.1 million, or an average of $44.86 per share and during the first twenty-six weeks of 2012, we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share. As of June 30, 2013, 2,119,800 shares remained available for purchase pursuant to this plan.
Dividends to Shareholders
In June 2012, we announced our plans to initiate a quarterly dividend. Our Board of Directors has declared dividends each quarter since the plan's inception. During the second quarter of 2013, our Board of Directors declared a dividend of $0.12 per share of common stock. Dividend payments during the first twenty-six weeks of 2013 totaled $6.2 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
New Accounting Pronouncements
See Note 18 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
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
We have historically shipped approximately 70%-80% of our products in the last month of each quarter. In addition, we rely on a significant amount of turns business (revenue from tools booked and sold in the same quarter) in any given quarter. As any one sale may be significant to meeting our quarterly sales projection (as our average selling price for a tool is approximately $1 million), any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.

Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the first twenty-six weeks of 2013 and in each of the last three years, more than 66% of our sales came from outside of the U.S. Our sales to China have grown considerably in recent years. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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
Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of our high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. During the first twenty-six weeks of 2013 and all of 2012, we experienced cancellations of $0.2 million and $4.0 million, respectively.

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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first twenty-six weeks of 2013, 2012 and 2011, approximately 25% to 35% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions to limit our exposure to changes in the dollar/euro and dollar/Czech Koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
The recent extreme volatility of dollar/euro and dollar/Czech Koruna exchange rates can make it more difficult for us to deploy our hedging program and create effective hedges.
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
Our business is based on a myriad of technologies, encompassed in multiple different product lines, addressing various customers in a range of markets in different regions of the world. A business of our breadth and complexity requires significant management time, attention and resources. In addition, significant changes to our business, such as changes in manufacturing, operations, product lines, market focus or organizational structure or focus, can be distracting, time-consuming and expensive. These changes can have short-term adverse effects on our financial results. Moreover, we operate through various foreign subsidiaries, that are subject to local corporate and labor laws.  Specifically, the requirements that certain actions of our subsidiaries are subject to approval by local workers councils and supervisory boards could impair the company's ability to take various actions and could result in unanticipated additional expense and delays.  In addition, the complexity of product lines and diversity of our customer base creates manufacturing planning and control challenges that may lead to higher costs of materials and labor, increased service costs, delayed shipments and excessive inventory. Failure to effectively manage these manufacturing issues may materially impact our financial position, results of operations or cash flow.

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
We may not be able to enforce our intellectual property rights, especially in foreign countries, which could have a material adverse effect on our business.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first twenty-six weeks of 2013 and in each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
In September 2010, our Board of Directors approved a plan to repurchase up to a total of 4.0 million shares of our common stock. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock. The indicated quarterly cash dividend is subject to declaration by our Board of Directors and capital availability. Dividends have been paid under this program each quarter since its inception in June 2012. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Because new product development commitments must be made well in advance of sales, new product decisions must anticipate both the future demand for products under development and the equipment required to produce such products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products. On occasion, certain product and application developments have taken longer than expected. These delays can have an adverse effect on product shipments and results of operations.
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

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on November 14, 2012. (3)

10.1	Deed of Sale, Purchase and Delivery by and between the Company, Daro Vastgoed B.V. in liquidation and Stichting Daro Vastgoed, dated June 6, 2013

10.2	1995 Stock Incentive Plan, as amended.(4)

10.3	Employee Share Purchase Plan, as amended.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	August 2, 2013	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)