Form 10-Q
period 2013-09-29
FEI CO
filed 2013-11-01
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of October 28, 2013 was 41,756,393.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 29, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$335,502	$266,302
Short-term investments in marketable securities	98,009	79,532
Short-term restricted cash	15,328	14,522
Receivables, net of allowances for doubtful accounts of $3,015 and $2,718	211,980	211,160
Inventories	195,658	192,540
Deferred tax assets	13,120	12,245
Other current assets	28,534	29,332
Total current assets	898,131	805,633
Non-current investments in marketable securities	24,414	29,179
Long-term restricted cash	35,668	27,425
Property, plant and equipment, net of accumulated depreciation of $127,855 and $121,560	151,580	109,872
Intangible assets, net of accumulated amortization of $17,218 and $10,984	48,279	51,499
Goodwill	135,184	131,320
Deferred tax assets	1,084	5,092
Non-current inventories	64,270	65,116
Other assets, net	9,778	9,087
Total Assets	$1,368,388	$1,234,223
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$75,944	$54,847
Accrued payroll liabilities	36,486	39,100
Accrued warranty reserves	12,350	12,049
Accrued agent commissions	7,976	8,124
Short-term deferred revenue	86,406	74,736
Income taxes payable	3,545	1,343
Accrued restructuring, reorganization, relocation and severance	366	2,692
Convertible debt	—	89,010
Other current liabilities	42,088	36,902
Total current liabilities	265,161	318,803
Long-term deferred revenue	30,220	26,668
Deferred tax liabilities	9,288	17,588
Other liabilities	34,323	31,261
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 41,757 and 38,478 shares issued and outstanding, no par value	626,541	516,907
Retained earnings	356,703	284,440
Accumulated other comprehensive income	46,152	38,556
Total Shareholders’ Equity	1,029,396	839,903
Total Liabilities and Shareholders’ Equity	$1,368,388	$1,234,223

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net sales:
Products	162,452	172,359	502,284	514,347
Service	56,044	49,426	159,879	146,445
Total net sales	218,496	221,785	662,163	660,792
Cost of sales:
Products	79,894	86,333	247,757	259,664
Service	33,857	31,296	100,213	94,432
Total cost of sales	113,751	117,629	347,970	354,096
Gross profit	104,745	104,156	314,193	306,696
Operating expenses:
Research and development	25,397	23,908	75,619	69,936
Selling, general and administrative	45,346	41,931	131,509	125,299
Restructuring, reorganization, relocation and severance	—	—	1,090	—
Total operating expenses	70,743	65,839	208,218	195,235
Operating income	34,002	38,317	105,975	111,461
Other expense:
Interest income	175	299	428	1,254
Interest expense	(231)	(990)	(1,716)	(3,077)
Other, net	(605)	(1,021)	(2,330)	(3,207)
Total other expense, net	(661)	(1,712)	(3,618)	(5,030)
Income before income taxes	33,341	36,605	102,357	106,431
Income tax expense	4,735	7,447	16,957	21,313
Net income	28,606	29,158	85,400	85,118
Basic net income per share	$0.69	$0.76	$2.14	$2.24
Diluted net income per share	$0.67	$0.71	$2.04	$2.08
Cash dividends declared per share	$0.12	$0.08	$0.32	$0.16
Shares used in per share calculations:
Basic	41,750	38,082	39,928	37,987
Diluted	42,455	41,771	42,300	41,644

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$28,606	$29,158	$85,400	$85,118
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	17,126	11,642	7,773	2,025
Change in unrealized gain (loss) on available-for-sale securities	24	8	21	(13)
Change in minimum pension liability	(70)	—	(141)	—
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	1,292	2,223	(563)	1,240
Reclassification to net income of previously deferred (gains) losses related to hedge derivatives instruments	(120)	708	506	2,087
Comprehensive income	$46,858	$43,739	$92,996	$90,457

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$85,400	$85,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,442	16,317
Amortization	7,868	3,472
Stock-based compensation	13,316	10,083
Other	17	4
Income taxes payable, net	11,448	16
Deferred income taxes	(4,442)	(566)
Decrease (increase), net of acquisitions, in:
Receivables	(4,073)	(31,758)
Inventories	(8,544)	(23,044)
Other assets	990	(7,894)
Increase (decrease), net of acquisitions, in:
Accounts payable	14,865	3,787
Accrued payroll liabilities	(5,017)	(18,331)
Accrued warranty reserves	327	451
Deferred revenue	8,632	(9,061)
Accrued restructuring, reorganization, relocation and severance	(2,309)	(2,212)
Other liabilities	4,324	(1,064)
Net cash provided by operating activities	140,244	25,318
Cash flows from investing activities:
(Increase) decrease in restricted cash	(8,176)	38,111
Acquisition of property, plant and equipment	(47,152)	(14,746)
Payments for acquisitions, net of cash acquired	(2,694)	(93,368)
Purchase of investments in marketable securities	(132,965)	(109,689)
Redemption of investments in marketable securities	119,349	109,478
Other	(2,366)	(10,524)
Net cash used in investing activities	(74,004)	(80,738)
Cash flows from financing activities:
Redemption of 2.875% convertible notes	(73)	—
Dividends paid on common stock	(11,173)	(3,046)
Withholding taxes paid on issuance of vested restricted stock units	(954)	(1,545)
Proceeds from exercise of stock options and employee stock purchases	9,081	7,618
Excess tax benefit for share based payment arrangements	1,169	904
Repurchases of common stock	—	(890)
Other financing activities	—	(1,869)
Net cash (used in) provided by financing activities	(1,950)	1,172
Effect of exchange rate changes	4,910	(4,221)
Increase (decrease) in cash and cash equivalents	69,200	(58,469)
Cash and cash equivalents:
Beginning of period	266,302	320,361
End of period	$335,502	$261,892
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$7,505	$20,437
Cash paid for interest	1,627	2,051
Increase in fixed assets related to transfers with inventories	8,285	13,482
Dividends declared but not paid	5,011	3,049
Conversion of 2.875% convertible notes	88,937	—
Accrued purchases of plant and equipment	6,434	1,580

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION
Nature of Business
We are a leading supplier of scientific instruments for nanoscale applications and solutions for industry and science. We report our revenue based on a group structure organization, which we categorize as the Industry Group and the Science Group.
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and thirty-nine week periods ended September 29, 2013 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on February 20, 2013.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	the valuations of intangible assets;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management's estimates may change in the future.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 29, 2013			September 30, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$28,606	41,750	$0.69	$29,158	38,082	$0.76
Dilutive effect of 2.875% convertible debt	—	—	—	455	3,033	(0.04)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	705	(0.02)	—	656	(0.01)
Diluted EPS	$28,606	42,455	$0.67	$29,613	41,771	$0.71

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2013			September 30, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$85,400	39,928	$2.14	$85,118	37,987	$2.24
Dilutive effect of 2.875% convertible debt	780	1,727	(0.07)	1,365	3,033	(0.13)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	645	(0.03)	—	624	(0.03)
Diluted EPS	$86,180	42,300	$2.04	$86,483	41,644	$2.08
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Stock options	31	32	220	271
Restricted stock units	1	17	1	6

NOTE 3.	STOCK-BASED COMPENSATION
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

The following table sets forth certain information regarding the 1995 Plan and the 1995 Supplemental Plan:

September 29, 2013
Shares available for grant	2,323,306
Shares of common stock reserved for issuance	3,895,765
The following table sets forth certain information regarding all options outstanding and exercisable:

	September 29, 2013
	Options Outstanding	Options Exercisable
Number	773,497	199,785
Weighted average exercise price	$39.70	$28.71
Aggregate intrinsic value	$ 37.9 million	$ 12.0 million
Weighted average remaining contractual term	4.8 years	3.6 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	September 29, 2013
	RSUs Nonvested	RSUs Expected to Vest
Number	798,964	721,268
Weighted average grant date per share fair value	$43.40	$42.88
Aggregate intrinsic value	$ 70.9 million	$ 64.0 million
Weighted average remaining term to vest	1.2 years	1.2 years
As of September 29, 2013, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $32.0 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of sales	$571	$463	$1,782	$1,327
Research and development	511	438	1,587	1,395
Selling, general and administrative	3,522	2,506	9,947	7,361
Total stock-based compensation	$4,604	$3,407	$13,316	$10,083

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of September 29, 2013, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

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
The following table sets forth information related to guarantees and letters of credit (in thousands):

September 29, 2013
Guarantees and letters of credit outstanding	$50,996
Amount secured by restricted cash deposits:
Current	$15,328
Long-term	35,668
Total secured by restricted cash	$50,996

NOTE 5.	INVENTORIES
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
Inventories consisted of the following (in thousands):

	September 29, 2013	December 31, 2012
Raw materials and assembled parts	$67,260	$67,985
Service inventories, estimated current requirements	15,774	15,898
Work-in-process	85,460	81,104
Finished goods	27,164	27,553
Total current inventories	$195,658	$192,540
Non-current inventories	$64,270	$65,116

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012
Balance, beginning of period	$131,320	$58,053
Goodwill additions	3,545	69,253
Goodwill adjustments	319	2,361
Balance, end of period	$135,184	$129,667
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries as well as an adjustment related to the finalization of the purchase price allocation of the acquisition of ASPEX Corporation in 2012.

Acquisition of nanoTechnology Systems Pty. Ltd.
On August 9, 2013, we acquired 100% of the outstanding shares of nanoTechnology Systems Pty. Ltd. (NTS) of Melbourne, Australia, which had operated as our exclusive distributor in Australia and New Zealand for approximately 10 years. The total purchase price of the acquisition was approximately $3.6 million. We paid $0.2 million in transaction costs related to this acquisition which were expensed as incurred in the selling, general and administrative line on our Consolidated Statements of Operations.
The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values at August 9, 2013. The fair value of net tangible liabilities assumed was $1.5 million and the fair value of identifiable intangible assets acquired was $0.8 million. The acquired intangible assets consisted of customer relationships and have a weighted-average amortization period of 5 years. The transaction resulted in goodwill of $3.5 million which represents the excess of the purchase price over the fair value of the net identifiable assets acquired. The goodwill is recorded in our Science segment.
The goodwill arising from the acquisition of NTS is primarily related to expected future cash flows as our direct presence in Australia and New Zealand will allow us to better manage the sales channel and key customer relationships. None of the goodwill is deductible for tax purposes. For the thirteen and thirty-nine week periods ended September 29, 2013, NTS contributed $0.7 million of revenue, and net income of $0.2 million to our consolidated financial results.
No pro forma disclosure has been provided for this acquisition as it is insignificant individually and in the aggregate.
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
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	September 29, 2013	December 31, 2012
Patents, trademarks and other	$23,796	$22,047
Accumulated amortization	(8,386)	(5,743)
Net patents, trademarks and other	15,410	16,304
Customer relationships	21,319	20,305
Accumulated amortization	(2,899)	(1,171)
Net customer relationships	18,420	19,134
Developed technology	17,938	17,686
Accumulated amortization	(3,489)	(1,771)
Net developed technology	14,449	15,915
Note issuance costs	2,445	2,445
Accumulated amortization	(2,445)	(2,299)
Net note issuance costs	—	146
Total intangible assets included in other long-term assets	$48,279	$51,499
Amortization expense was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012
Patents, trademarks and other	$2,527	$1,222
Customer relationships	1,728	599
Developed technology	1,718	1,128
Note issuance costs	146	262
Total amortization expense	$6,119	$3,211

Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
Remainder of 2013	$1,058	$597	$566	$2,221
2014	3,143	2,389	2,265	7,797
2015	2,925	2,389	2,265	7,579
2016	2,663	2,389	2,265	7,317
2017	2,140	2,042	1,990	6,172
Thereafter	3,481	8,614	5,098	17,193
Total future amortization expense	$15,410	$18,420	$14,449	$48,279

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012
Balance, beginning of period	$12,049	$11,683
Reductions for warranty costs incurred	(9,478)	(8,567)
Warranties issued	9,776	9,191
Translation and changes in estimates	3	(9)
Balance, end of period	$12,350	$12,298

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and thirty-nine week periods ended September 29, 2013 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions, offset by a reduction of unrecognized tax benefits due primarily to settlements with taxing authorities. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	September 29, 2013	December 31, 2012
Deferred tax assets – current	$13,120	$12,245
Deferred tax assets – non-current	1,084	5,092
Deferred tax liabilities – current	(35)	(93)
Deferred tax liabilities – non-current	(9,288)	(17,588)
Net deferred tax assets (liabilities)	$4,881	$(344)
Valuation allowance	$2,764	$2,081

Unrecognized Tax Benefits
During the thirteen and thirty-nine week periods ended September 29, 2013, unrecognized tax benefits, interest and penalties decreased by $1.7 million, primarily due to settlements with taxing authorities which were partially offset by additional uncertainty surrounding permanent establishment and transfer pricing in various foreign jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of September 29, 2013:

Jurisdiction	Open Tax Years
U.S.	2008 and forward
The Netherlands	2011 and forward
Czech Republic	2010 and forward
The IRS concluded their examination of our 2007-2009 U.S. tax returns during the thirteen-week period ended September 29, 2013.

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and thirty-nine week periods ended September 29, 2013 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Sales to Related Parties	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Product sales:
Applied Materials, Inc.	$1,039	$798	$4,630	$931
Lattice Semiconductor Corporation	—	—	4	—
Cascade Microtech, Inc.	—	—	—	4
Oregon Health and Science University	130	—	385	—
Total product sales to related parties	1,169	798	5,019	935
Service sales:
Applied Materials, Inc.	220	120	550	382
Lattice Semiconductor Corporation	3	—	9	—
Cascade Microtech, Inc.	8	8	24	24
Oregon Health and Science University	14	—	30	—
Total service sales to related parties	245	128	613	406
Total sales to related parties	$1,414	$926	$5,632	$1,341
Purchases from Related Parties
TMC BV	$27	$32	$75	$97
Oregon Health and Science University	39	—	214	—
Total purchases from related parties	$66	$32	$289	$97

Amounts due from (to) related parties were as follows (in thousands):

September 29, 2013
Applied Materials, Inc.	$113
Cascade Microtech, Inc.	8
TMC BV	(83)
Due from related parties, net	$38

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $95.3 million at September 29, 2013. These commitments expire at various times through the second quarter of 2016.

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
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Sales to External Customers:
Industry	$103,627	$112,804	$306,393	$341,843
Science	114,869	108,981	355,770	318,949
Total	$218,496	$221,785	$662,163	$660,792
Gross Profit:
Industry	$56,216	$58,795	$160,517	$175,303
Science	48,529	45,361	153,676	131,393
Total	$104,745	$104,156	$314,193	$306,696

	September 29, 2013	December 31, 2012
Goodwill:
Industry	$52,634	$53,572
Science	82,550	77,748
Total	$135,184	$131,320
Total Assets:
Industry	$316,158	$293,115
Science	378,614	401,795
Corporate and Eliminations	673,616	539,313
Total	$1,368,388	$1,234,223
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
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization include primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012. We recorded no severance costs during the thirteen week period ended September 29, 2013. During the thirty-nine week period ended September 29, 2013 we recorded $1.1 million of severance costs. We do not expect to incur any additional charges related to the reorganization. All of the costs related to this plan are expected to result in cash expenditures and we currently expect the total cost of the reorganization to be approximately $4.0 million.
Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Thirty-Nine Weeks Ended September 29, 2013	Group Structure Reorganization	Total
Beginning accrued liability	$2,692	$2,692
Charged to expense, net	1,090	1,090
Expenditures	(3,466)	(3,466)
Write-offs and adjustments	50	50
Ending accrued liability	$366	$366

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

September 29, 2013	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$22,560	$—	$—	$22,560
Agency bonds	—	27,025	—	27,025
Commercial paper	—	24,992	—	24,992
Certificates of deposit	—	5,849	—	5,849
Municipal bonds	—	37,228	—	37,228
Trading securities:
Equity securities – mutual funds	4,768	—	—	4,768
Derivative contracts, net	—	1,311	—	1,311
Total	$27,328	$96,405	$—	$123,733

December 31, 2012	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$60,786	$—	$—	$60,786
Agency bonds	—	31,157	—	31,157
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	5,494	—	5,494
Municipal bonds	—	3,228	—	3,228
Trading securities:
Equity securities – mutual funds	3,046	—	—	3,046
Derivative contracts, net	—	1,655	—	1,655
Total	$63,832	$46,534	$—	$110,366
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the thirty-nine week period ended September 29, 2013.
We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

NOTE 14.	CONVERTIBLE NOTES
2.875% Convertible Subordinated Notes
On May 19, 2006, we issued $115.0 million aggregate principal amount of 2.875% convertible subordinated notes. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $3.1 million. During 2009 and 2010, we redeemed a total of $26.0 million of these notes.
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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	September 29, 2013	December 31, 2012
Cash flow hedges	$107,762	$165,000
Balance sheet hedges	136,304	225,924
Total outstanding derivative contracts	$244,066	$390,924
The outstanding contracts at September 29, 2013 have varying maturities through the fourth quarter of 2014. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at September 29, 2013. In addition, there are no credit contingent features in our derivative instruments.
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

Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Foreign currency loss, inclusive of the impact of derivatives	$(638)	$(1,019)	$(2,164)	$(4,064)
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
Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
September 29, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$1,369	$(546)	$823	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	1,828	(775)	1,053	1,086	(521)	565
Total	$3,197	$(1,321)	$1,876	$1,086	$(521)	$565

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2012	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$3,019	$(1,492)	$1,527	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	2,725	(1,589)	1,136	4,289	(3,281)	1,008
Total	$5,744	$(3,081)	$2,663	$4,289	$(3,281)	$1,008

The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Amount of gain/(loss):
Recognized in AOCI (effective portion)	$(637)	$1,892	$(3,567)	$7,260
Reclassified from AOCI into cost of sales (effective portion)	120	(705)	(460)	(2,097)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	—	(3)	(46)	10
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(491)	$(2,241)	$3,582	$(5,872)
The unrealized losses at September 29, 2013 are expected to be reclassified to net income during the next twenty-four months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following table illustrates the disclosure of changes in the balances of each component of accumulated other comprehensive income ("AOCI"), as well as details the effect of reclassifications out of AOCI on the line items in the Consolidated Statements of Operations by component (net of tax, in thousands):

	Thirteen Weeks Ended September 29, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$29,537	$1	$(890)	$(748)	$27,900
Other comprehensive income before reclassifications	17,126	24	(70)	1,292	18,372
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	(120)	(120)
Total reclassifications out of AOCI	—	—	—	(120)	(120)
Net current period other comprehensive income	17,126	24	(70)	1,172	18,252
Ending balance	$46,663	$25	$(960)	$424	$46,152

	Thirty-Nine Weeks Ended September 29, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$38,890	$4	$(819)	$481	$38,556
Other comprehensive income before reclassifications	7,773	21	(141)	(563)	7,090
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	460	460
Other income (expense)	—	—	—	46	46
Total reclassifications out of AOCI	—	—	—	506	506
Net current period other comprehensive income	7,773	21	(141)	(57)	7,596
Ending balance	$46,663	$25	$(960)	$424	$46,152

NOTE 17.	FACTORING OF ACCOUNTS RECEIVABLE
We entered into agreements under which we sold a total of $3.2 million and $8.1 million of our accounts receivable at a discount to unrelated third party financiers without recourse during the thirteen and thirty-nine week periods ended September 29, 2013, respectively. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our Consolidated Statements of Operations as other expense. We sold no accounts receivable under these agreements during 2012.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “estimate,” “expect,” “will,” “are expected,” “is expected,” “project,” “intend,” “plan,” “believe,” “appear,” “assume” and other words and terms of similar meaning. In particular, the section "Outlook for the Remainder of 2013" also contains forward-looking statements and assumptions subject to risks and uncertainties. Forward-looking statements include any statements regarding expectations of earnings, revenues, bookings, gross margins, operating and non-operating expenses, tax rates, net income, foreign currency rates, payment of dividends, or other financial items, as well as backlog, order levels and activity of our company as a whole or in particular markets; any statements of the plans, strategies and objectives of management for future operations, restructuring and corporate reorganization; any statements of factors that may affect our 2013 operating results; any statements concerning proposed new products, services, developments, changes to our restructuring reserves, our competitive position, hiring levels, sales and bookings or anticipated performance of products or services; any statements related to acquisitions of other companies; any statements related to future capital expenditures; any statements related to the needs or expected growth or spending of our target markets; any statements concerning our effective tax rates, the resolution of any tax positions or use of tax assets; any statements concerning the effect of new accounting pronouncements on our financial position, results of operations or cash flows; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.
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
Summary of Products and Segments
We are a leading supplier of scientific instruments for nanoscale applications and solutions for industry and science. We report our revenue based on a group structure organization, which we categorize as the Industry Group and the Science Group.
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
Our acquisitions have accelerated the growth in service backlog as we assume the service business of companies which we have acquired, with the growth in service backlog primarily located in the Asia-Pacific region and Australia. At September 29, 2013 our total backlog was $482.0 million, compared to $424.8 million at December 31, 2012. At September 29, 2013, our backlog consisted of $355.8 million of products and $126.2 million related to service compared to product backlog of $327.9 million and service backlog of $96.9 million at December 31, 2012. Generally, at least 90% of our backlog is shippable within one year.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. However, in the last two years, this long-standing trend changed somewhat and, as a result, our cancellation rates may increase in the future. During the first thirty-nine weeks of 2013 and all of 2012, we experienced cancellations of $3.9 million and $4.0 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Outlook for the Remainder of 2013
This section contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.
Based on an expanded backlog and reasonable order prospects, we expect revenue growth in the fourth quarter. As a result, we continue to expect modest revenue growth for the full year 2013 compared with 2012. The book-to-bill ratio in the third quarter was 1.15-to-1 and the backlog at the end of the quarter was $482.0 million, an increase of $32.5 million in the quarter and $57.2 million since the beginning of 2013.
In the Science segment, the Materials Science business has been steady, with continued strength in markets outside the U.S. Bookings for the Life Sciences business were strong in the third quarter.

In the Industry segment, the Electronics business is beginning to see cyclical industry recovery and we expect that to continue in the next several quarters. We also expect to continue to benefit from increased demand for our products over the mid- to long-term as semiconductor companies continue to shrink the dimensions of their products, develop new structures and use new materials. The Natural Resources business has had a relatively weak first three quarters of 2013. We saw modest sequential improvement in the third quarter and expect that to continue in the fourth quarter. Mining customers have curtailed their capital spending due to lower commodity prices and global uncertainty. Our solutions for oil and gas customers continue to generate significant interest, but volume adoption has been slower than originally planned, and we are re-orienting the business toward other potential opportunities within this industry. On a geographic basis, we have continued to see relative strength in our business in Asia, including China, tied largely to continued growth in emerging markets and we expect that trend to continue.
Our gross margin was 47.9% in the third quarter and 47.4% for the first nine months of the year. While we expect fluctuation based on product mix and volume, we expect the fourth quarter gross margin to be in the same range as the first nine months of 2013. We spent over 11% of sales on research and development in the first three quarters of the year, and we expect to increase research and development spending in the fourth quarter. We expect operating expenses to increase modestly, in part because of marketing and branding related to the new products.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first thirty-nine weeks of 2013, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 20, 2013.
Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 29, 2013		September 30, 2012
Net sales	$218,496	100.0%	$221,785	100.0%
Cost of sales	113,751	52.1	117,629	53.0
Gross profit	104,745	47.9	104,156	47.0
Research and development	25,397	11.6	23,908	10.8
Selling, general and administrative	45,346	20.8	41,931	18.9
Operating income	34,002	15.6	38,317	17.3
Other expense, net	(661)	(0.3)	(1,712)	(0.8)
Income before income taxes	33,341	15.3	36,605	16.5
Income tax expense	4,735	2.2	7,447	3.4
Net income	$28,606	13.1%	$29,158	13.1%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013		September 30, 2012
Net sales	$662,163	100.0%	$660,792	100.0%
Cost of sales	347,970	52.6	354,096	53.6
Gross profit	314,193	47.4	306,696	46.4
Research and development	75,619	11.4	69,936	10.6
Selling, general and administrative	131,509	19.9	125,299	19.0
Restructuring, reorganization, relocation and severance	1,090	0.2	—	—
Operating income	105,975	16.0	111,461	16.9
Other expense, net	(3,618)	(0.5)	(5,030)	(0.8)
Income before income taxes	102,357	15.5	106,431	16.1
Income tax expense	16,957	2.6	21,313	3.2
Net income	$85,400	12.9%	$85,118	12.9%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales decreased $3.3 million, or 1.5%, to $218.5 million in the thirteen week period ended September 29, 2013 (the third quarter of 2013) compared to $221.8 million in the thirteen week period ended September 30, 2012 (the third quarter of 2012). Inclusion of one acquisition completed in the third quarter of 2013 accounted for 0.3% of growth in net sales for the thirteen week period ended September 29, 2013 while currency fluctuations increased net sales by 0.9% for the same period compared to a year ago.
Net sales increased $1.4 million, or 0.2%, to $662.2 million in the thirty-nine week period ended September 29, 2013 compared to $660.8 million in the thirty-nine week period ended September 30, 2012. Inclusion of two acquisitions in the third quarter of 2012 and one acquisition in the third quarter of 2013 accounted for 2.1% of growth in the thirty-nine week period ended September 29, 2013 while currency fluctuations reduced growth by 0.1% for the same period compared to a year ago.
During the thirteen and thirty-nine week periods ended September 29, 2013 approximately 70% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar. Strengthening of the U.S. dollar against these foreign currencies generally has the effect of decreasing net sales and backlog. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	September 29, 2013		September 30, 2012
Industry	$103,627	47.4%	$112,804	50.9%
Science	114,869	52.6	108,981	49.1
Consolidated net sales	$218,496	100.0%	$221,785	100.0%

	Thirty-Nine Weeks Ended
	September 29, 2013		September 30, 2012
Industry	$306,393	46.3%	$341,843	51.7%
Science	355,770	53.7	318,949	48.3
Consolidated net sales	$662,163	100.0%	$660,792	100.0%

Industry
The $9.2 million, or 8.1%, decrease and the $35.5 million, or 10.4%, decrease, respectively, in Industry sales in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012 were primarily due to fewer TEMs sold to semiconductor customers resulting from the cyclical nature of their capital purchasing cycle. We also saw weakness in natural resources attributable to the cyclical nature of capital purchases in the mining sector. Currency fluctuations had no measurable impact and decreased 0.5%, respectively, in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012.
Science
The $5.9 million, or 5.4%, increase and the $36.8 million, or 11.5%, increase, respectively, in Science sales in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012 were primarily driven by improved service sales due to a higher installed base and the inclusion of revenue from our acquired businesses. Currency fluctuations increased Science sales by 1.6% for the thirteen-week period ended September 29, 2013 and had no measurable impact in the thirty-nine week period ended September 29, 2013, compared to the same periods of 2012.
Net Sales by Geographic Region
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	September 29, 2013		September 30, 2012
U.S. and Canada	$65,235	29.9%	$75,590	34.1%
Europe	63,064	28.8	64,390	29.0
Asia-Pacific Region and Rest of World	90,197	41.3	81,805	36.9
Consolidated net sales	$218,496	100.0%	$221,785	100.0%

	Thirty-Nine Weeks Ended
	September 29, 2013		September 30, 2012
U.S. and Canada	$195,357	29.5%	$220,067	33.3%
Europe	199,275	30.1	174,408	26.4
Asia-Pacific Region and Rest of World	267,531	40.4	266,317	40.3
Consolidated net sales	$662,163	100.0%	$660,792	100.0%
U.S. and Canada
The $10.4 million, or 13.7%, decrease and the $24.7 million, or 11.2%, decrease, respectively, in sales to the U.S. and Canada in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012 were primarily due to fewer TEMs sold to semiconductor customers and general weakness in the U.S. due to cut-backs in U.S. government funding for Sciences.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
Sales to Europe decreased $1.3 million, or 2.1%, and increased $24.9 million, or 14.3%, in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012, respectively. The quarter-to-date decrease was primarily due to fewer TEMs and wafer-level DualBeam systems sold to Science and Industry customers, respectively, which was partially offset by an increase in the number of small-stage DualBeam systems sold to customers in Industry as well as increases in service revenue and the inclusion of revenue from acquired product lines. Year-to-date sales to Europe increased due to an increase in the number of TEMs and small-stage DualBeam systems sold to customers in Industry and the inclusion of software revenue from our acquired product lines. Currency fluctuations increased sales to Europe by 4.4% and 1.8%, respectively, during the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012.

Asia-Pacific Region and Rest of World
The $8.4 million, or 10.3%, increase and the $1.2 million, or 0.5%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012 were primarily driven quarter-to-date by increased sales of wafer-level DualBeam systems as Industry customers adopt next generation technology, and year-to-date by increased sales of TEMs to Science customers, offset by lower sales of small-stage DualBeam systems in Industry. Currency fluctuations, specifically the weakening of the yen compared to the dollar, decreased sales to this region by 5.1% and 4.7%, respectively, during the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Industry	54.2%	52.1%	52.4%	51.3%
Science	42.2	41.6	43.2	41.2
Overall	47.9	47.0	47.4	46.4
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales decreased $3.9 million, or 3.3%, to $113.8 million in the thirteen week period ended September 29, 2013 compared to $117.6 million in the thirteen week period ended September 30, 2012 and decreased $6.1 million, or 1.7%, to $348.0 million in the thirty-nine week period ended September 29, 2013 compared to $354.1 million in the comparable period of 2012, primarily due to decreased sales in our Industry group and improved operating efficiencies in our small-stage DualBeam systems and TEM product lines. Currency fluctuations reduced cost of sales by 0.5% and 0.6% in both the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012.
For the thirteen and thirty-nine week periods ended September 29, 2013 currency fluctuations increased our gross margins by 0.5% and decreased our gross margins by 0.2%, respectively, compared to the same periods of 2012.
Industry
The increases in Industry gross margin percentage during the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012 were primarily due to an increase in the number of higher margin wafer-level DualBeam systems sold as well as an increase in margins for our Service business. Currency fluctuations increased gross margin by 1.1% and 0.4% points for the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012.
Science
The increases in Science gross margin in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012 were primarily due to gross margin expansion in our service business and the inclusion of higher margin software products. Currency fluctuations decreased Science gross margins by 0.2% and 0.9%, respectively, in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the thirteen and thirty-nine week periods ended September 29, 2013, and for the same comparable periods of 2012, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences equipment.

R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Gross spending	$26,738	$25,465	$79,793	$75,379
Less subsidies	(1,341)	(1,557)	(4,174)	(5,443)
Net expense	$25,397	$23,908	$75,619	$69,936
R&D costs as a percentage of revenue were 11.6% and 11.4%, respectively, in the thirteen and thirty-nine week periods ended September 29, 2013 compared to 10.8% and 10.6% for the same periods of 2012.
R&D costs increased in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012 primarily due to increased headcount and project spending focused on new product introductions and support of current growth opportunities. The inclusion of R&D expenses of our recently acquired companies also contributed to the increase. The impacts of currency fluctuations on R&D costs was an increase of $0.8 million and $0.9 million in the thirteen and thirty-nine week periods ended September 29, 2013, respectively, compared to the same periods of 2012.
We anticipate that we will invest between 10% and 11% of revenue in R&D for the foreseeable future. Accordingly, as revenues increase, we expect R&D expenditures will also increase. Actual future spending, however, will depend on market conditions.
Selling, General and Administrative Costs
Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs also include sales commissions paid to our employees as well as to our agents.
SG&A costs increased $3.4 million, or 8.1%, to $45.3 million in the thirteen week period ended September 29, 2013 compared to $41.9 million in the thirteen week period ended September 30, 2012 and increased $6.2 million, or 5.0%, to $131.5 million in the thirty-nine week period ended September 29, 2013 compared to $125.3 million in the thirty-nine week period ended September 30, 2012. These increases were primarily due to increased headcount and the inclusion of SG&A costs of our recently acquired companies. Currency fluctuations increased SG&A costs by $0.5 million and $0.1 million, respectively, in thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods in 2012.
Restructuring, Reorganization, Relocation and Severance
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization include primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012. During the first thirty-nine weeks of 2013, we recorded $1.1 million of severance costs. We do not expect to incur any additional charges related to the reorganization. All of the costs related to this plan are expected to result in cash expenditures and we currently expect the total cost of the reorganization to be approximately $4.0 million.
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
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.2 million and $0.4 million, respectively, in the thirteen and thirty-nine week periods ended September 29, 2013 and $0.3 million and $1.3 million, respectively, in the comparable periods of 2012. The decreases in the thirteen and thirty-nine week periods ended September 29, 2013 compared to the same periods of 2012 were primarily due to continued low interest rates and mix of investments.
Interest expense was $0.2 million and $1.7 million, respectively, in the thirteen and thirty-nine week periods ended September 29, 2013 and $1.0 million and $3.1 million, respectively, in the comparable periods of 2012 and primarily included interest expense related to our 2.875% convertible notes, which converted to common stock on June 1, 2013.

Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. Other, net was a net expense of $0.6 million and $2.3 million in the thirteen and thirty-nine week periods ended September 29, 2013, respectively, and was a net expense of $1.0 million and $3.2 million, respectively, in the comparable periods of 2012.
Income Tax Expense
Our effective income tax rates for the thirty-nine week periods ended September 29, 2013 and September 30, 2012 were 16.6% and 20.0%, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions. Tax expense in the thirty-nine week period ended September 29, 2013 benefited from a reduction in unrecognized tax benefits as a result of settlements with taxing authorities.
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
As of September 29, 2013 and December 31, 2012, total unrecognized tax benefits were $23.4 million and $25.1 million, respectively, and related primarily to uncertainty surrounding tax credits, transfer pricing and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets (liabilities) totaled $4.9 million and ($0.3) million, respectively, at September 29, 2013 and December 31, 2012. Valuation allowances on deferred tax assets totaled $2.8 million and $2.1 million as of September 29, 2013 and December 31, 2012, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of September 29, 2013 consisted of $448.8 million of cash, cash equivalents, short-term restricted cash and short-term investments, $24.4 million in non-current investments, $35.7 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. We held $206.5 million of our $508.9 million in total cash, cash equivalents, restricted cash and investments, outside of the United States. Although we do not intend to do so, repatriation of these funds would subject us to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries where funds are held. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2019.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from September 29, 2013.
In the thirty-nine week period ended September 29, 2013, cash and cash equivalents and short-term restricted cash increased $70.0 million to $350.8 million from $280.8 million as of December 31, 2012 primarily as a result of $140.2 million provided by operations, $9.1 million of proceeds from the exercise of employee stock options, and a $4.9 million favorable effect of exchange rate changes. These factors were partially offset by $47.2 million used for the purchase of property, plant and equipment, dividends paid on common stock of $11.2 million, the net purchase of marketable securities of $13.6 million and an increase in restricted cash of $8.2 million.
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
Accounts receivable increased $0.8 million to $212.0 million as of September 29, 2013 from $211.2 million as of December 31, 2012. This increase was primarily due to the timing of shipments during the quarter. The September 29, 2013 balance included a $5.2 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 89 days at September 29, 2013 and 83 days at December 31, 2012.

Inventories increased $3.1 million to $195.7 million as of September 29, 2013 compared to $192.5 million as of December 31, 2012, due to the timing of purchases related to higher anticipated sales volumes for the remainder of the year. The September 29, 2013 balance included a $4.9 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.8 times for the quarter ended September 29, 2013 and 1.8 times for the quarter ended September 30, 2012.
Deferred tax assets (liabilities), current and long term, net of deferred tax liabilities increased $5.2 million to $4.9 million as of September 29, 2013 compared to ($0.3) million as of December 31, 2012 primarily due to an increase in deductible temporary timing differences in various jurisdictions.
Expenditures for property, plant and equipment of $47.2 million and transfers to fixed assets from inventories of $8.3 million in the thirty-nine week period ended September 29, 2013 primarily consisted of expenditures for the purchase of our facilities in Eindhoven, initial payments related to the build-out of the new Brno facility and demonstration equipment. We expect our total 2013 capital expenditures to be approximately $70.0 million and we expect spending in the fourth quarter to be primarily for the build-out of our new facility in Brno, demonstration units, and tools for operations and research and development. The purchase of the facilities in Eindhoven is more fully described in the Form 8-K filed with the SEC on June 6, 2013.
Accrued payroll liabilities decreased $2.6 million to $36.5 million as of September 29, 2013 compared to $39.1 million as of December 31, 2012, primarily due to the payment of 2012 employee incentive compensation.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A. (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million There were no amounts outstanding under this facility as of September 29, 2013.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

September 29, 2013
Guarantees and letters of credit outstanding	$50,996
Amount secured by restricted cash deposits:
Current	$15,328
Long-term	35,668
Total secured by restricted cash	$50,996
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
We did not repurchase any shares during the first thirty-nine weeks of 2013. During the second quarter of 2012 we repurchased 1,600 shares for a total of $0.1 million, or an average of $44.86 per share and during the first thirty-nine weeks of 2012, we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share. As of September 29, 2013, 2,119,800 shares remained available for purchase pursuant to this plan.

Dividends to Shareholders
In June 2012, we announced our plans to initiate a quarterly dividend. Our Board of Directors has declared dividends each quarter since the plan's inception. During the third quarter of 2013, our Board of Directors declared a dividend of $0.12 per share of common stock. Dividend payments during the first thirty-nine weeks of 2013 totaled $11.2 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
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
We are involved in various legal proceedings and receive claims from time to time, arising in the normal course of our business activities, including claims for alleged infringement or violation of intellectual property rights. We are not a party to any litigation that is expected to have a significant effect on our operations or business.
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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. In the first thirty-nine weeks of 2013 and in each of the last three years, more than 66% of our sales came from outside of the U.S. Our sales to China have grown considerably in recent years. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
Moreover, we operate in over 50 countries, including in 26 with a direct presence. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore, maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On January 9, 2012 we acquired ASPEX Corporation of Delmont, Pennsylvania to expand our natural resources footprint and on July 9, 2012 we acquired certain assets of AP Tech, a sales and service agent in Korea. On August 1, 2012 we acquired Visualization Sciences Group ("VSG") of Bordeaux, France, which provides high-performance 3D visualization software products and tools to a range of markets. On August 9, 2013 we acquired nanoTechnology Systems Pty. Ltd. ("NTS") of Melbourne, Australia, which has operated as our exclusive distributor in Australia and New Zealand for approximately 10 years. We continue to work to integrate these new entities.
Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, legal and intellectual property issues, failure to properly integrate acquisitions, the possible write-downs of impaired assets and the potential loss of key employees of the acquired companies. The inability to effectively manage any of these risks could seriously harm our business. Additionally, difficulties in integrating our acquisitions into our internal control structure could result in a failure of our internal control over financial reporting, which, in turn, could create a material weakness.
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

Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of our high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. During the first thirty-nine weeks of 2013 and all of 2012, we experienced cancellations of $3.9 million and $4.0 million, respectively.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first thirty-nine weeks of 2013, 2012 and 2011, approximately 25% to 35% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech Koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
A portion of our manufacturing operations will be moved to a new facility in late 2014 which may involve significant costs and risks of operational interruption and product quality.
We are planning to move our operations in the Czech Republic to a new facility beginning in 2014. Our current facility accounts for over half of the total product shipments each quarter. Moving product manufacturing includes, among others, the following risks:

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
Our service business addresses a large and diverse install base of approximately 9,000 tools involving diverse products of varying ages, configurations, use cases, condition, and customer requirements that are dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our service requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and service business.

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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. For the first thirty-nine weeks of 2013 and in each of the last three years, we derived more than 66% of our sales from countries outside of the U.S. If we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on November 14, 2012.(3)

10.1	Purchase of our facilities in Eindhoven.(5)

10.2	1995 Stock Incentive Plan, as amended.(4)(6)

10.3	Employee Share Purchase Plan, as amended.(4)(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2013.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2013.

(6)	These exhibits relate to management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	November 1, 2013	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 1, 2013	/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)