Form 10-K
period 2013-12-31
FEI CO
filed 2014-02-21
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($72.70) as reported by The NASDAQ Global Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013), was $3,026,352,547.
The number of shares outstanding of the registrant’s Common Stock as of February 17, 2014 was 42,229,623 shares.
_____________________________________________
Documents Incorporated by Reference
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days of the Registrant's fiscal year ended December 31, 2013 pursuant to Regulation 14A.

FEI COMPANY
2013 FORM 10-K ANNUAL REPORT

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
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeamTM systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; stand-alone FIBs; high-performance optical microscopes, three-dimensional modeling software, and service and components to support the products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
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
The Industry Group consists of customers in semiconductor integrated circuit manufacturing and related industries such as manufacturers of data storage equipment and other technologies, as well as customers in the natural resources industries including mining and oil and gas. The tools we develop for our Industry Group customers are generally aimed at improving their processes to increase overall yields, whether in a factory, at a mine or at an oil and gas rig. For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 45 nanometers and smaller, increasing complexity in their materials such as high-k metal gates and low-k dielectrics and increasing device complexity such as 3D transistor architectures. Such products are used primarily in laboratories or near the fabrication line to speed new product development and increase yields by enabling 3D wafer metrology, defect analysis, root cause failure analysis and circuit edit for modifying device functionality. For the natural resource market, our products are used to increase yields in mining through automated mineralogy and in oil and gas exploration and laboratory analysis. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.
The Science Group includes universities, public and private research laboratories and customers in a wide range of industries, including metals, automobiles, aerospace, and forensics. The tools we develop for our customers in the Science Group are generally aimed at the exploration and discovery of new materials and chemistries or solving for causes and cures of diseases. The tools are used in a laboratory and are generally not used in industrial applications. The Science Group also includes customers at universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies and hospitals. Growth in these markets is driven by global corporate and government funding for research and development and by development of new products and processes based on innovations at the nanoscale. Our solutions enable scientific discovery and advancement for researchers and help manufacturers develop, analyze and produce advanced products. Our products are also used in root cause failure analysis and quality control applications across a range of industries. Our products’ ultra-high resolution imaging allows structural biologists to create detailed 3D reconstructions of complex biological structures such as proteins and viruses. Cellular biologists use our tools to correlate wide-field, lower resolution optical images with higher resolution electron microscope imaging. Our products are also used by drug researchers and in particle analysis and a range of pathology and quality control applications. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.

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

System automation and sample management. Drawing on our knowledge of application needs, and using robotics and image recognition and reconstruction software, we have developed automation capabilities that allow us to increase system performance, speed and precision. These capabilities have been especially important to our development efforts for in-line products and applications in the Industry Group and are expected to be increasingly important in emerging production and process control applications in the Science Group. Two important areas where we have developed significant automation technologies are TEM sample preparation and 3D process control. TEMs are widely used in the semiconductor and data storage markets to obtain valuable high-resolution images of extremely small, even atomic-level, structures. TEM sample preparation has traditionally been a slow and difficult manual process. With our DualBeam systems and proprietary software, we have automated this process, significantly improving the sample consistency and overall throughput. Similarly, by automating 3D process control applications, we allow customers to acquire previously unobtainable subsurface process metrics directly from within the production line, improving process management.

Research and Development
We have research and development operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Bordeaux, France; Munich, Germany; Delmont, Pennsylvania; and Brisbane, Australia.
Our research and development staff at December 31, 2013 consisted of 495 employees, including scientists, engineers, designer draftsmen, technicians and software developers.
In the last year, we introduced several new and improved products, including:

•	the Tecnai Arctica TEM for structural biology research, which is part of a highly-automated workflow that enhances the speed and efficiency of analysis and increases productivity;

•
the Helios 1200AT DualBeam system which allows for extraction of ultrathin samples of targeted structures and defects and, when coupled with an automated FOUP (front opening universal pod) loader, can be located inside the semiconductor wafer fab;

•	the Scios and Helios 660 DualBeam systems that provide high-quality imaging and fast analysis over a broad range of samples;

•	new TEM tools which provide efficient and effective application-specific workflows for semiconductor manufacturing and scientific research:

◦	the Metrios TEM which is designed to provide customers in the semiconductor industry with improved throughput and lower cost-per-sample than other TEMs;

◦	the Talos TEM which combines high-resolution, high-throughput TEM imaging with fast, precise and quantitative energy dispersive x-ray analysis to deliver advanced analytical performance; and

◦	the Titan Themis which enables direct measurements of properties on the nanometer-length scale and electric fields even down to the atomic scale.

•	ExSolve, an automated, high-throughput sample preparation workflow for customers in the semiconductor industry to perform TEM analysis; and

•	the Tecnai Femto electron microscope which enables scientists to explore ultrafast events and processes that occur at the atomic and molecular spatial scale over time spans measured in femtoseconds.
We believe our knowledge of field emission technology and products incorporating focused ion beams remain critical to our performance in the focused charged particle beam business. Drawing on this technology, we have developed a number of product innovations, including:

•
Enhancement in the scanning/transmission electron microscope ("S/TEM") system platform with powerful stability coupled with new aberration correctors and monochromator technology, enabling sub-angstrom resolution;

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

•
High-speed analytic characterization technology that includes the proprietary X-Field Emission Guns (“X-FEG”) ultra-high brightness electron source and Super-X, our Energy Dispersive X-ray (“EDX”) detection system based on Silicon Drift Detector (“SDD”) technology; and

•
Direct electron detector technology with improved quantum efficiency, capturing more information from a given electron dose, and accelerating the rate at which the signal-to-noise ratio improves over the exposure period.

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
Net research and development expense was $101.9 million in 2013, $95.0 million in 2012 and $78.3 million in 2011.
Manufacturing
We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Delmont, Pennsylvania; and Munich, Germany. Our manufacturing staff at December 31, 2013 consisted of 752 employees. Our system manufacturing operations consist largely of final assembly and the testing of finished products. Product performance is documented and validated with factory acceptance and selective customer witness acceptance tests before these products are shipped. We also fabricate electron and ion source materials and manufacture component products at our facilities in Oregon and the Czech Republic.
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
Our sales and marketing staff at December 31, 2013 consisted of 411 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products. Our sales force and marketing efforts are organized through four geographic sales and services divisions: North America, Europe, the Asia-Pacific region and Japan.
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
Our products are sold generally with a 12 month warranty. Customers may purchase service contracts for our products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the four regions in which we have sales and service divisions. We also contract with independent service representatives for product service in some foreign countries. Our service staff at December 31, 2013 consisted of 688 employees.
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
Due to the highly specialized nature of our products and technology, and because of the critical mass necessary to support a worldwide field service capability, FEI has a distinct advantage over competitors who can provide service to our installed base of systems. Some of our older, less sophisticated equipment, particularly for customers in the Science Group, is serviced by independent field service engineers who compete directly with us. We believe we will continue to provide most of the field service for our products.
Also see the section titled "Risk Factors" in Part I, Item 1A. of this Annual Report on Form 10-K.
Patents and Intellectual Property
We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around the patents. We own, solely or jointly, approximately 297 patents in the U.S. and approximately 508 patents outside of the U.S., many of which correspond to the U.S. patents. Further, we license additional patents from third parties. Our patents expire over a period of time from 2014 to 2032.
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
Employees
At December 31, 2013, we had 2,611 employees worldwide. Some of the 1,818 employees who are employed outside of the U.S. are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.
Backlog
Orders received in a particular period that are not scheduled to be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds.
At December 31, 2013 our total backlog was $473.5 million, compared to $424.8 million at December 31, 2012. At December 31, 2013, our backlog consisted of $349.3 million of products and $124.2 million related to service compared to product backlog of $327.9 million and service backlog of $96.9 million at December 31, 2012. Generally, at least 90% of our backlog is shippable within one year.

Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. During 2013 and 2012, we experienced cancellations of $4.2 million and $4.0 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Geographic Revenue and Assets
The following table summarizes sales by geographic region (in thousands):

	Year Ended December 31, 2013
	U.S. and Canada	Europe	Asia-Pacific Region and Rest of World	Total
Product sales	$167,876	$205,857	$335,705	$709,438
Service sales	92,759	64,803	60,454	218,016
Total sales	$260,635	$270,660	$396,159	$927,454
Our long-lived assets were geographically located as follows (in thousands):

December 31, 2013
United States	$77,639
The Netherlands	65,570
The Czech Republic	22,950
Other	42,272
Total	$208,431
See also Note 21 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional geographic and segment information.
Seasonality
Our history shows that our revenues and bookings normally peak in the fourth quarter as our customers spend funds remaining in their fiscal budgets. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor industry.
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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 72%, 67% and 69% of our sales occurred outside the U.S. in 2013, 2012 and 2011, respectively. Our sales to China have grown considerably in recent years. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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
Our business depends in large part on the capital expenditures of customers within our Industry Group and Science Group. See “Net Sales by Segment” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.
The largest part of the Industry Group is the semiconductor industry. This industry is cyclical and has experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in this industry, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. During downturns, our sales and gross profit margins generally decline.
The Science Group is also affected by overall economic conditions, but is not as cyclical as the Industry Group.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On January 9, 2012 we acquired ASPEX Corporation of Delmont, Pennsylvania to expand our natural resources footprint and on July 9, 2012 we acquired certain assets of AP Tech, a sales and service agent in Korea. On August 1, 2012 we acquired Visualization Sciences Group of Bordeaux, France, which provides three-dimensional visualization software products and tools to a range of markets. On August 9, 2013 we acquired nanoTechnology Systems Pty. Ltd. of Melbourne, Australia, which previously operated as our exclusive distributor in Australia and New Zealand for approximately 10 years. We continue to work to integrate these new entities.
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
Recently, demand for our product has accelerated and as orders increase, we may not be able to ramp our manufacturing capacity and supply chain fast enough to keep pace with order intake for every product line offered. We recently experienced challenges regarding manufacturing capacity for our TEM products driven by rapid growth. As a consequence, our ability to realize revenue on orders may be delayed or, in some cases, reduced and we may suffer cancellations. In addition, the quality of the products we ship may suffer, damaging our reputation and future sales. Although we are planning expansion to address future capacity needs our failure to plan adequately or execute on those plans could constrain capacity in the future.
A portion of our manufacturing operations will be moved to a new leased facility in the middle of 2014 which may involve significant costs and risks of operational interruption and product quality.
We are planning to move our operations in the Czech Republic to a new leased facility beginning in the middle of 2014. Our current facility accounts for over half of the total product shipments each quarter. Moving product manufacturing includes, among others, the following risks:

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

Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of our high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. During 2013 and 2012, we experienced cancellations of $4.2 million and $4.0 million, respectively.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For 2013, 2012 and 2011, approximately 25% to 35% of our revenue was denominated in euros, while more than half of our expenses were denominated in euros, Czech Koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech Koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. Sales to our semiconductor customers, which ultimately depends on consumers who buy electronic devices, is volatile but contributes, on average, a higher proportion of our gross margin. Any significant downturn in the market would have a negative impact on our overall performance.

Our business is complex, and changes to the business may not achieve their desired benefits.
Our business is based on a myriad of technologies, encompassed in multiple different product lines, addressing various customers in a range of markets in different regions of the world. A business of our breadth and complexity requires significant management time, attention and resources. In addition, significant changes to our business, such as changes in manufacturing, operations, product lines, market focus or organizational structure or focus, can be distracting, time-consuming and expensive. These changes can have short-term adverse effects on our financial results. Moreover, we operate through various foreign subsidiaries that are subject to local corporate and labor laws.  Specifically, the requirements that certain actions of our subsidiaries are subject to approval by local workers councils and supervisory boards could impair the company's ability to take various actions and could result in unanticipated additional expense and delays.  In addition, the complexity of product lines and diversity of our customer base creates manufacturing planning and control challenges that may lead to higher costs of materials and labor, increased service costs, delayed shipments and excessive inventory. Failure to effectively manage these manufacturing issues may materially impact our financial position, results of operations or cash flow.
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
Our maintenance and repair revenue depends on our ability to reliably supply replacement parts and consumables to our customers and failure to deliver high quality parts and consumables in a timely manner could cause our business to suffer.
Our installed base of approximately 9,200 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.
Our business relies on various electronic data systems and their functioning is important to our business. Our business could be damaged if those systems fail or suffer a security breach or compromise.
We use a number of electronic data systems to help operate our business. If we are unable to maintain and safeguard our electronic data, our operating activities, financial reporting and intellectual property could be compromised, which may disrupt operations, harm our reputation and damage customer relationships. Further, we maintain personal information of our employees and a data breach that leads to the misuse or misappropriation of this information could cause the company to incur liability and damage our relationship with our employees and our reputation. Moreover, if we suffer an unauthorized intrusion into our own systems or the virtual private network providing for remote tool diagnostics at customer sites, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business.
Further, if our systems are inaccessible for a period of time, it may compromise our ability to perform business functions in a timely manner. In addition, we are presently upgrading our main enterprise resource planning system, which if not completed on time and as planned, could result in cost overruns or limit our ability to manufacture and ship products as planned.

We depend on certain business processes for order entry and failure to adhere to those processes could impair our ability to properly book and fulfill orders.
We use business processes, including automated systems, to enter and track customer orders. Failure to adhere to these processes could result in errors in bookings, discounts on tool sales and failure to meet our global export compliance obligations. Further, inaccurate bookings information could lead to delays in shipping and having to rework orders. These problems could, in turn, cause us to suffer reduced margins, delayed revenue and governmental fines and penalties.
Our sales contracts often require delivery of multiple elements with complex terms and conditions that may cause our quarterly results to fluctuate.
Our system sales contracts include multiple elements such as delivery of more than one system, installation obligations (sometimes for multiple tools), accessories and/or service contracts, as well as provisions for customer acceptance. Typically, we recognize revenue as the various elements are delivered to the customer or the related services are provided. However, certain of these contracts have complex terms and conditions or technical specifications that require us to deliver most, or sometimes all, elements under the contract before revenue can be recognized. This could result in a significant delay between production and delivery of products and when revenue is recognized, which may cause volatility in, or adversely impact, our quarterly results of operations and cash flows.
The loss of one or more of our key customers would result in the loss of significant net revenues.
A relatively small number of customers account for a large percentage of our net revenues, and one customer accounted for more than 10% of total annual net revenues during 2013. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. Approximately 72%, 67% and 69% of our sales occurred outside the U.S. in 2013, 2012 and 2011, respectively, and if we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
Customers in each of our Groups experience rapid technological change that requires new product introductions and enhancements. Our ability to remain competitive depends in large part on our ability to understand these changes and develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices that respond to, and accurately predict, new market requirements. We may fail to ascertain and respond to the needs of our customers or fail to develop and introduce new and enhanced products that meet their needs, which could adversely affect our financial position. In addition, new product introductions or enhancements by competitors could cause a decline in our sales or a loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition, resulting in lower margins, which could materially adversely affect our business, prospects, financial condition and results of operations.
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
A product safety failure, such as a hazardous gas release, high voltage power supply problem, x-ray leak or extreme pressure release, could result in substantial liability and could also significantly damage customer relationships and our reputation and disrupt future sales. Moreover, remediation could require redesign of the tools involved, creating additional expense, increasing tool costs and damaging sales. In addition, the matter could involve significant litigation that would divert management time and resources and cause unanticipated legal expense. Further, if such a leak problem or release involved violation of health and safety laws, we may suffer substantial fines and penalties in addition to the other damage suffered. Finally, failure to properly manage the regulatory requirements for shipment of dangerous products could cause delays in clearing customs and thereby cause delay or loss of revenue in any particular quarter.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in a facility we own in Hillsboro, Oregon. This facility totals approximately 180,000 square feet and houses a range of activities, including manufacturing, research and development, corporate finance and administration and sales and marketing and is primarily used by the Industry Group.
In the second quarter of 2013, we purchased facilities we had previously been leasing in Eindhoven, The Netherlands, consisting of 271,743 square feet. This facility is used for research and development, manufacturing, sales, marketing and administrative functions and is primarily used by the Science Group.
We maintain a manufacturing and development facility in Brno, Czech Republic, which consists of a total of 140,157 square feet of space, and is leased for approximately $150,000 per month. The lease has various expiration dates extending through 2018. We are planning to move our Czech operations to a new larger facility in the middle of 2014 and have a lease agreement with an initial 10-year term with multiple options to renew. The new facility will consist of approximately 290,000 square feet and lease payments of approximately $230,000 per month will begin in the middle of 2014.
We operate, in leased facilities, a software development and licensing business in Bordeaux, France, an optical microscopy business in Munich, Germany, and an electron microscopy business in Delmont, Pennslyvania. In Australia, we operate offices for sales, service and some research and development, in leased facilities, which directly support our Industry and Science Groups.
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

2012	High	Low	Dividend Paid
Quarter 1	$49.75	$40.00	$—
Quarter 2	52.01	42.18	—
Quarter 3	56.48	45.23	0.08
Quarter 4	56.06	49.40	0.08
2013	High	Low	Dividend Paid
Quarter 1	$65.29	$55.61	$0.08
Quarter 2	75.73	61.89	0.08
Quarter 3	88.86	71.04	0.12
Quarter 4	93.13	82.52	0.12
The approximate number of beneficial shareholders and shareholders of record at February 10, 2014 was 28,666 and 66, respectively.
In June 2012 we announced our plan to initiate a quarterly dividend and dividends have been paid under this program each quarter since its inception in June 2012. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. See also "Dividends to Shareholders" included in Part II, Item 7 of this Annual Report on Form 10-K for further discussion.
PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2013, 2012 or 2011 to Philips under this agreement. As of December 31, 2013, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.
Share Repurchases
A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010, re-authorized in December 2012, and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. No repurchases were made in the fourth quarter of 2013.
During 2012 we repurchased 20,500 shares for a total of $0.9 million or an average of $43.41 per share. We did not repurchase any shares during 2013. As of December 31, 2013, 2,119,800 shares remained available for purchase pursuant to this plan.
Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Comparison of 5 Year Cumulative
Total Return Assumes Initial Investment of $100
December 2013
$600
$500
$400
$300
$200
$100
$0
Index Value
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
Period Ending
FEI Company
NASDAQ Composite
NASDAQ Non-Financial
SIC 3826

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
FEI Company	$100.00	$123.86	$140.03	$216.22	$295.07	$478.06
NASDAQ Composite	100.00	145.34	171.70	170.34	200.57	281.14
NASDAQ Non-Financial	100.00	155.48	184.14	183.90	215.54	301.97
SIC 3826	100.00	147.64	208.16	169.79	221.66	339.42

Item 6. Selected Financial Data
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended
Statement of Operations Data	2013	2012	2011	2010	2009
Net sales	$927,454	$891,738	$826,426	$634,222	$577,344
Cost of sales	488,669	476,108	459,060	364,958	347,840
Gross profit	438,785	415,630	367,366	269,264	229,504
Total operating expenses(1)	282,597	267,543	240,315	213,806	197,882
Operating income	156,188	148,087	127,051	55,458	31,622
Other expense, net(2)	(4,586)	(7,539)	(4,186)	(3,236)	(3,961)
Income from continuing operations before income taxes	151,602	140,548	122,865	52,222	27,661
Income tax expense (benefit)(3)	24,929	25,628	19,228	(1,326)	5,017
Net income	$126,673	$114,920	$103,637	$53,548	$22,644
Basic net income per share	$3.13	$3.02	$2.70	$1.41	$0.60
Diluted net income per share	$3.01	$2.80	$2.51	$1.34	$0.60
Shares used in basic per share calculations	40,446	38,065	38,384	38,083	37,537
Shares used in diluted per share calculations	42,395	41,728	42,047	41,737	37,905

In thousands	December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
Cash and cash equivalents	$384,170	$266,302	$320,361	$277,617	$124,199
Working capital	657,126	486,830	519,284	493,518	435,034
Total assets	1,426,084	1,234,223	1,089,909	984,422	953,969
Short-term line of credit	—	—	—	—	59,600
Current portion of convertible debt	—	89,010	—	—	—
Convertible debt, net of current portion	—	—	89,011	89,012	100,000
Shareholders’ equity	1,077,568	839,903	696,814	633,174	567,524

1.
Included in operating expenses was $1.1 million, $2.9 million, $3.2 million, $11.1 million and $3.5 million of restructuring, reorganization, relocation and severance in 2013, 2012, 2011, 2010 and 2009, respectively. Also included in operating expenses in 2011 is $5.3 million for a contingent litigation accrual matter and a $1.4 million impairment of certain intellectual property.

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
This Annual Report on Form 10-K contains forward-looking statements that include guidance for revenue, earnings per share and bookings for the first quarter of 2014, revenue expectations for the first half and full year 2014, the impact of certain items on our results for these periods and assumptions about tax rates. Forward-looking statements may also be identified by words and phrases that refer to future expectations, such as “guidance”, “guiding”, “forecast”, “toward”, “plan”, “expect”, “expects”, “are expected”, “is expected”, “will”, “projecting”, “look forward” and other similar words and phrases. Factors that could affect these forward-looking statements include, but are not limited to, the global economic environment; lower than expected customer orders and potential weakness of the Science Group and Industry Group; lower than expected customer orders for recently-introduced new products; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; potential reduced governmental spending due to budget constraints and uncertainty around U.S. or other countries’ sovereign debt; potential disruption in the company’s operations due to organization changes; risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; cyclical changes in the data storage and semiconductor industries, which are the major components of Industry Group revenue; continued weakness in the mining industry, which is also a component of Industry Group revenue; limitations in our manufacturing capacity for certain products; problems in obtaining necessary product components in sufficient volumes on a timely basis from our supply chain; the relative mix of higher-margin and lower-margin products; risks associated with a high percentage of the company’s revenue coming from “turns” business, when the order for a product is placed by the customer in the same quarter as the planned shipment; fluctuations in foreign exchange rates, which can affect margins or the competitive pricing of our products; additional costs related to future merger and acquisition activity; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; potential customer requests to defer planned shipments; increased competition and new product offerings from competitors; lower average sales prices and reduced margins on some product sales due to increased competition; failure of the company's products and technology, including new products, to find acceptance with customers; inability to deploy products as expected or delays in shipping products due to technical problems or barriers, especially with regard to recently introduced TEM products; bankruptcy or insolvency of customers or suppliers; changes in tax rate and laws, accounting rules regarding taxes or agreements with tax authorities; the ongoing determination of the effectiveness of foreign exchange hedge transactions; potential shipment or supply chain disruptions due to natural disasters or terrorist attacks; changes to or potential additional restructurings and reorganizations not presently anticipated; changes in trade policies and tariff regulations; changes in the regulatory environment in the nations where we do business; and additional selling, general and administrative or research and development expenses.
From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q and 8-K filed with, or furnished to, the SEC. You also should read the section titled “Risk Factors” included in Part I, Item 1A. of this Annual Report on Form 10-K for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors could also adversely affect us.

OVERVIEW OF 2013 AND OUTLOOK FOR 2014
During 2013, we experienced revenue growth of 4% over 2012, with growth in our Science Group offsetting a slight decline in our Industry Group. We are forecasting continued growth in 2014, primarily in our Industry Group but also in our Science Group, based on anticipated conditions in each of our markets, the impact of new products that we have introduced in the last few years and our competitive positioning. We experienced a strong fourth quarter in 2013, but anticipate a weaker first quarter in 2014 due to the typical effects of seasonality in our markets and the expected timing of product shipments in response to customer requests.
Within the Industry Group, our revenues declined in 2013 primarily due to weakness in the semiconductor equipment market early in the year. This market strengthened in the latter half of the year and has continued to show strength entering 2014. Our equipment is primarily used in laboratories for new process development and yield improvement, and the increasing complexity and shrinking dimensions of the devices made by our customers have increased the demand of our DualBeams and high-resolution TEMs. In addition, we have introduced products in the latter half of 2013 that are intended to move our tools closer the production line. We believe sales to the semiconductor market will grow as this market continues to strengthen and demand for our latest products continues to develop.
Our Industry Group also includes, to a much lesser extent, sales to companies in the mining and oil and gas markets. In 2013, revenue was flat compared with 2012 and orders were down significantly. Mining companies sharply reduced their capital spending due to market conditions affecting their businesses and our wellsite-oriented products did not penetrate the oil and gas markets as we had anticipated. We are now focusing our efforts in the oil and gas markets toward reservoir characterization where we believe there are more significant opportunities. As part of this strategy, we recently acquired Lithicon AS, a provider of digital rock technology services and pore-scale micro computed tomography (µCT, or microCT) equipment to oil and gas companies worldwide. While we believe that this strategy will allow us to introduce new products and address new markets in 2014, we do not expect it to materially impact our revenues until after 2014.
Within the Science Group, sales of our products for materials science research drive the largest portion of our revenues. Growth in this area has come primarily from emerging countries, such as China, as these economies continue to invest in their research, development and education infrastructure. We expect continued growth to the extent that this trend continues in 2014 and from sales in the second half of 2014 of new products first introduced in 2013.
Sales to researchers in both cell and structural biology showed significant growth near the end of 2013 after two years of generally flat orders. The primary driver of this growth has been increased penetration of electron microscopy into structural biology applications and adoption of our products in correlative microscopy for cell biology. We expect these revenues to continue to grow as these markets, and our ability to address them and acquire new customers, grow.
Gross margin increased by 210 basis points from 2011 to 2012 and 70 basis points from 2012 to 2013. We are seeking continued gross margin improvement in 2014. In addition to increasing our proportion of newer, higher-margin products and application-specific products, we expect lower costs from continued sourcing improvements and initial production from our new leased facility in the Czech Republic, which is scheduled to open in the second half of 2014. We expect to incur approximately $4.0 million in restructuring costs in the second half of 2014 related to the relocation of this facility and related exit costs.
Operating expenses are expected to increase in 2014 primarily due to acquisitions, the increase in staff in sales and service personnel, increased spending for research and development, and higher stock-based compensation expense.
Our net income grew in 2013 principally as a result of the growth of our revenues, and to a lesser extent, improvement in our gross margins. Continued growth in our net income, apart from the costs associated with acquisitions and the restructuring, will depend upon these trends continuing.
Please review the risk factors described in Part I, Item 1A of this Annual Report on Form 10-K for the risk factors that could cause our results to vary from the outlook described above.

RESULTS OF OPERATIONS
The following table sets forth our statement of operations data (in thousands):

	Year Ended
	2013	2012	2011
Net sales	$927,454	$891,738	$826,426
Cost of sales	488,669	476,108	459,060
Gross profit	438,785	415,630	367,366
Research and development	101,947	94,965	78,318
Selling, general and administrative	179,560	169,719	158,782
Restructuring, reorganization, relocation and severance costs	1,090	2,859	3,215
Operating income	156,188	148,087	127,051
Other expense, net	(4,586)	(7,539)	(4,186)
Income before income taxes	151,602	140,548	122,865
Income tax expense	24,929	25,628	19,228
Net income	$126,673	$114,920	$103,637
The following table sets forth our statement of operations data as a percentage(1) of consolidated net sales:

	Year Ended
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.7	53.4	55.5
Gross profit	47.3	46.6	44.5
Research and development	11.0	10.6	9.5
Selling, general and administrative	19.4	19.0	19.2
Restructuring, reorganization, relocation and severance costs	0.1	0.3	0.4
Operating income	16.8	16.6	15.4
Other expense, net	(0.5)	(0.8)	(0.5)
Income before income taxes	16.3	15.8	14.9
Income tax expense	2.7	2.9	2.3
Net income	13.7%	12.9%	12.5%

(1)	Percentages may not add due to rounding.
Net sales increased $35.7 million, or 4.0%, to $927.5 million in 2013 compared to $891.7 million in 2012 and increased $65.3 million, or 7.9%, in 2012 compared to $826.4 million in 2011. The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Currency fluctuations decreased net sales by $8.3 million, or 0.9%, in 2013 compared to 2012 and decreased net sales by approximately $18.6 million, or 2.3%, in 2012 compared to 2011 as approximately 72% and 67% of our net sales were denominated in foreign currencies that fluctuated against the U.S. dollar during 2013 and 2012, respectively. Strengthening of the U.S. dollar against these foreign currencies generally has the effect of decreasing net sales and backlog. See also "Foreign Currency Exchange Rate Risk" included in Item 7A. of this Annual Report on Form 10-K for further discussion of currency impact on our results of operations.
Revenue from acquired businesses increased net sales by $15.2 million, or 1.7%, in 2013 compared to 2012 and increased net sales by $23.2 million, or 2.8%, in 2012 compared to 2011.

Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended
	2013		2012		2011
Industry Group	$427,731	46.1%	$433,424	48.6%	$376,533	45.6%
Science Group	499,723	53.9	458,314	51.4	449,893	54.4
Consolidated net sales	$927,454	100.0%	$891,738	100.0%	$826,426	100.0%
Industry Group
The $5.7 million, or 1.3%, decrease in Industry Group sales in 2013 compared to 2012 was primarily due to fewer sales to semiconductor customers as a result of their capital purchasing cycles and reduced demand for our products from mining customers due to lower commodity prices, especially for gold, platinum and copper. Currency fluctuations decreased Industry Group revenue by $4.1 million, or 1.0%, and revenue from acquired businesses increased revenue by $3.1 million, or 0.7%, as compared to the prior year.
The $56.9 million, or 15.1%, increase in Industry Group sales in 2012 compared to 2011 was primarily due to increased demand for certain products as the industry shifted to smaller semiconductor manufacturing process nodes. More generally, as our customers have migrated to higher resolution systems, we realized increased sales of products which have higher average selling prices as compared to our lower resolution products. Additionally, we saw increased sales from continued penetration in the oil and gas and mining industries and the inclusion of sales from acquired businesses. Currency fluctuations decreased Industry Group sales by $5.3 million, or 1.2%, and revenue from acquired businesses increased revenue by $16.3 million, or 2.0%, in 2012 as compared to 2011.
Science Group
The $41.4 million, or 9.0%, increase in Science Group sales in 2013 compared to 2012 was primarily driven by increased revenue from high-end, high-resolution systems sold to research and science customers globally, the full year inclusion of revenue from acquired businesses, and increased maintenance and repair revenue realized from year-over-year increases to our installed base. We saw increased sales to emerging countries as they expanded their scientific infrastructure. In addition, sales of our high-end, high-resolution systems for structural and cell biology applications increased over 2012. Currency fluctuations decreased Science Group sales by $4.1 million, or 0.9%, and revenue from acquired businesses increased revenue by $12.1 million, or 2.6%, as compared to the prior year.
The $8.4 million, or 1.9%, increase in Science Group sales in 2012 compared to 2011 was primarily driven by an increase in maintenance and repair revenue resulting from a larger installed base. Increased advanced research spending in Asia and the inclusion of product sales from acquired businesses also contributed to the increase. This was partially offset by a decrease in the number of high-end, high-resolution units sold to customers engaged in structural and cell biology research. Historically, we have seen significant volatility in the sale of high-end, high resolution tools for these customers and that may continue. Currency fluctuations decreased Science Group sales by $13.3 million, or 2.8%, and revenue from acquired businesses increased revenue by $6.9 million, or 0.8%, in 2012 compared to 2011.
Net Sales by Geographic Region
A significant portion of our net sales has been derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic region (dollars in thousands):

	Year Ended
	2013		2012		2011
U.S. and Canada	$260,635	28.1%	$291,720	32.7%	$257,244	31.1%
Europe	270,660	29.2	244,722	27.5	261,313	31.6
Asia-Pacific Region and Rest of World	396,159	42.7	355,296	39.8	307,869	37.3
Consolidated net sales	$927,454	100.0%	$891,738	100.0%	$826,426	100.0%
U.S. and Canada
The $31.1 million, or 10.7%, decrease in sales to the U.S. and Canada in 2013 compared to 2012 was primarily due to fewer sales to research customers and a decline within the semiconductor industry as demand shifted to the Asia-Pacific region.

The $34.5 million, or 13.4%, increase in sales to the U.S. and Canada in 2012 compared to 2011 was primarily due to an increase in shipments to semiconductor customers, growth in sales to mining, oil and gas customers, an increase in maintenance and repair revenue on our installed base driven by continued organic growth, and the inclusion of revenue from acquired businesses.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $25.9 million, or 10.6%, increase in sales to Europe in 2013 compared to 2012 was primarily due to increased sales of high-end, high-resolution systems to Science Group customers and full-year inclusion of revenue from acquired businesses. Currency fluctuations increased sales to Europe by $8.1 million, or 3.0%, in 2013 compared to 2012.
The $16.6 million, or 6.3%, decrease in sales to Europe in 2012 compared to 2011 was primarily due to change in the mix of sales to the semiconductor industry as demand moved away from Europe and shifted to customers in the Asia-Pacific region, as well as a decrease in the number of high-end, high-resolution systems sold for structural and cell biology research. Currency fluctuations also decreased sales to Europe by $19.0 million, or 7.8%, in 2012 compared to 2011.
Asia-Pacific Region and Rest of World
The $40.9 million, or 11.5%, increase in sales to the Asia-Pacific Region and Rest of World in 2013 compared to 2012 was primarily driven by increased sales to Science Group customers, increased maintenance and repair revenue due to a larger installed base and increased sales to semiconductor customers as the region continues to expand manufacturing capacity. Currency fluctuations, specifically the weakening of the yen compared to the dollar, decreased sales to this region by $16.4 million, or 4.1%, in 2013 compared to 2012.
The $47.4 million, or 15.4%, increase in sales to the Asia-Pacific Region and Rest of World in 2012 compared to 2011 was primarily driven by increased sales to semiconductor customers and increased spending by our Science Group customers, as well as increased maintenance and repair revenue from acquired businesses. Despite the adverse impact of the weakening yen, overall currency fluctuations had an insignificant impact in 2012 compared to 2011.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended
	2013	2012	2011
Industry Group	52.1%	50.8%	49.2%
Science Group	43.2	42.6	40.5
Overall	47.3	46.6	44.5
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales increased $12.6 million, or 2.6%, to $488.7 million in 2013 compared to $476.1 million in 2012, primarily due to increased sales in our Science Group, offset somewhat by improved operating efficiencies in the manufacture of our high-end, high-resolution systems. Currency fluctuations decreased cost of sales by $1.7 million in 2013 compared to 2012. The net effect on our gross margin from currency fluctuations during 2013 compared to 2012 was a decrease of $6.0 million, or 0.3 percentage points.
Cost of sales increased $17.0 million, or 3.7%, to $476.1 million in 2012 compared to $459.1 million in 2011, primarily due to increased sales. Currency fluctuations reduced cost of sales by $24.7 million in 2012 compared to 2011. The net effect on our gross margin from currency fluctuations during 2012 compared to 2011 was an increase of $6.1 million, or 1.6 percentage points.
Increasing gross margins is a major focus of the Company. During 2013 we introduced the largest number of new products in a single year in the Company's history, all of which are designed to improve gross margins. While the impact on gross margins from new products introduced in 2013 was minor, we expect to yield improved margins over time as we ramp up volumes of the new products. In addition, we have an ongoing effort to reduce cost of goods sold which includes a number of initiatives such as better factory utilization, re-working of the supply chain, re-design of existing products and control of quality on parts costs which is reducing installation and warranty expense.

Industry Group
The increase in Industry Group gross margin in 2013 compared to 2012 was due primarily to change in product mix as we sold more sample preparation solutions, which generally carry higher average margins, as well as an increase in margins on service and maintenance revenue. Currency fluctuations decreased Industry Group gross margin in 2013 compared to 2012 by $2.8 million, or 0.2 percentage points.
The increase in Industry Group gross margin in 2012 compared to 2011 was due primarily to an increased number of sample preparation and high-resolution systems sold which carried higher average margins. Maintenance and repair revenue increased due to an expansion of the installed base, operational efficiencies, and the inclusion of sales from acquired businesses. Currency fluctuations improved Industry Group gross margin in 2012 compared to 2011 by $4.0 million, or 1.4 percentage points.
Science Group
The increases in Science Group gross margin in 2013 compared to 2012 was primarily due to the inclusion of revenue from acquired businesses, increased sales of high-resolution systems which carried higher average margins, and increased maintenance and repair revenue. Currency fluctuations decreased Science Group gross margin in 2013 compared to 2012 by $3.2 million, or 0.3 percentage points.
The increase in Science Group gross margin in 2012 compared to 2011 was primarily due to materials cost savings realized in the manufacture of our high-resolution systems, and the inclusion of revenue from acquired business. We realized some operational cost savings as a result of manufacturing a higher percentage of products at our Brno, Czech Republic facility. Also contributing was increased maintenance and repair revenue due to a larger installed base, and increased margin on that revenue due to the more efficient use of resources. Currency fluctuations increased Science Group gross margin in 2012 compared to 2011 by $3.0 million, or 2.0 percentage points.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During all periods we received subsidies from European governments for technological developments primarily for semiconductor and life sciences equipment.
R&D costs, net of subsidies, were as follows (in thousands):

	Year Ended
	2013	2012	2011
Gross spending	$107,291	$102,309	$83,612
Less subsidies	(5,344)	(7,344)	(5,294)
Net expense	$101,947	$94,965	$78,318
R&D costs increased in 2013 compared to 2012 primarily due to increased headcount and project spending focused on new product introductions and support of current growth opportunities. The full year inclusion of the R&D expense from our acquired businesses also contributed to the increase. The impact of currency fluctuations increased R&D costs by $1.5 million, or 1.5%, in 2013 compared to 2012.
R&D costs increased in 2012 compared to 2011 primarily due to increased headcount and project spending to support current growth opportunities, as well as the inclusion of the R&D expenses for our recently-acquired companies. Currency fluctuations reduced R&D costs by $5.1 million, or 5.3%, in 2012 compared to 2011.
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
SG&A costs increased $9.8 million, or 5.8%, in 2013 compared to 2012 primarily due to increased headcount, higher stock-based compensation cost associated with a higher stock price and the inclusion of SG&A costs of our acquired companies. Currency fluctuations increased SG&A costs by an insignificant amount in 2013 compared to 2012.

SG&A costs increased $10.9 million, or 6.9%, in 2012 compared to 2011 primarily due to increased headcount, higher stock-based compensation cost associated with a higher stock price and more commissions paid as a result of increased sales. Also causing the increase was the inclusion of SG&A costs of our acquired companies, including amortization expense of the acquired intangibles, and the costs associated with executing the acquisitions. Currency fluctuations decreased SG&A costs by $4.9 million, or 2.8%, in 2012 compared to 2011.
Our acquired businesses tend to have higher SG&A costs as a proportion of revenue as compared to our core business.
Restructuring, Reorganization, Relocation and Severance
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization include primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012. We recorded an additional $1.1 million of severance costs during 2013. We do not expect to incur any additional charges related to the reorganization.
The reduction in positions as a result of the group structure reorganization reduced operating expenses by approximately $3 million.
Manufacturing Transfer
In 2008 we entered into an arrangement to outsource aspects of our manufacturing processes. In 2011, we notified our largest contract manufacturer, accounting for approximately 10% of our revenue, that we were terminating the arrangement and that we would transfer the manufacturing process back to FEI. The termination contract was signed during the fourth quarter of 2011 and the manufacturing process was transitioned back to FEI as of April 2, 2012. The costs associated with the termination of the outsourcing arrangement were accrued in the fourth quarter of 2011. No additional costs were incurred in 2012 or 2013 and we do not expect to incur any significant additional costs associated with the termination of this arrangement.
The insourcing of our manufacturing operations reduced manufacturing costs by approximately $2 million to $3 million.
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
Information for costs related to the April 2010 restructuring plan is as follows (in thousands):

	Year Ended
Costs Incurred	2013	2012	2011	Life of Plan
Severance costs related to work force reduction and reorganization	$—	$—	$184	$6,617
Product line transfer, training of Brno employees and facility build-out in Brno	—	—	963	1,835
Total costs incurred	$—	$—	$1,147	$8,452
All of the costs incurred resulted in cash expenditures. We do not expect to incur significant additional costs associated with this plan.
The actions related to our April 2010 restructuring plan reduced manufacturing costs and operating expenses and increased cash flow by approximately $4.5 million per year.
For information regarding the related accrued liability, see Note 14 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Expense, Net
Other expense, net includes interest income, interest expense, foreign currency transaction gains and losses and other miscellaneous items.
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.4 million in 2013, $1.6 million in 2012 and $2.4 million in 2011. The decrease in 2013 compared to 2012 was primarily due to continued low interest rates and mix of investments. The decrease in 2012 compared to 2011 was primarily due to lower investment balances and continued low interest rates.
Interest expense for 2013, 2012 and 2011 included interest expense related primarily to our 2.875% convertible notes, which converted to common stock on June 1, 2013.
Income Tax Expense
Our effective income tax rate of 16.4% for 2013 reflected comparatively lower tax rates in foreign jurisdictions where we earn most of our profits. The tax provision also included a benefit for the reduction of unrecognized tax benefits relating to positions on prior year returns after completion of audits in various jurisdictions.
Our effective income tax rate of 18.2% for 2012 reflected comparatively lower tax rates in foreign jurisdictions where we earn most of our profits. The benefit of lower tax rates was partially offset by an increase in unrecognized tax benefits for positions taken on current and prior year returns.
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
As of December 31, 2013, total unrecognized tax benefits were $24.0 million and related primarily to uncertainty surrounding tax credits, transfer pricing and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets (liabilities) totaled $7.9 million and ($0.3) million, respectively, at December 31, 2013 and 2012. Valuation allowances on deferred tax assets totaled $2.7 million and $2.1 million as of December 31, 2013 and 2012, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of December 31, 2013 consisted of $511.2 million of cash, cash equivalents, short-term restricted cash and short-term investments, $47.3 million in non-current investments, $32.7 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. At December 31, 2013 $282.3 million of our $591.2 million in total cash, cash equivalents, restricted cash and investments including long-term restricted cash was located outside of the United States. Although we do not intend to do so, repatriation of these funds would subject us to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries where funds are held. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2019.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from December 31, 2013.
In 2013, cash and cash equivalents and short-term restricted cash increased $122.2 million to $403.0 million as of December 31, 2013 from $280.8 million as of December 31, 2012 primarily as a result of $237.9 million provided by operations, $16.5 million of proceeds from the exercise of employee stock options and a $5.8 million favorable effect of exchange rate changes. These were offset by $2.7 million used for acquisition related activities, $46.8 million used in the net purchase of marketable securities, $62.4 million used for the purchase of property, plant and equipment and dividends paid on common stock of $16.2 million.

In 2012, cash and cash equivalents and short-term restricted cash decreased $62.1 million to $280.8 million as of December 31, 2012 from $342.9 million as of December 31, 2011 primarily as a result of $93.4 million used for acquisition related activities, $39.4 million used in the net purchase of marketable securities, $22.1 million used for the purchase of property, plant and equipment, $15.0 million used for a cross-license of intellectual property, and dividends paid on common stock of $6.1 million. These factors were partially offset by $85.0 million provided by operations, $13.1 million of proceeds from the exercise of employee stock options and a $0.5 million favorable effect of exchange rate changes.
Accounts receivable decreased $16.8 million to $194.4 million as of December 31, 2013 from $211.2 million as of December 31, 2012. This decrease was primarily due to increased collection efforts and the timing of shipments. The December 31, 2013 balance included a $3.2 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 67 days at December 31, 2013 and 83 days at December 31, 2012.
Inventories decreased $10.8 million to $181.7 million as of December 31, 2013 compared to $192.5 million as of December 31, 2012, due mainly to increased sales volumes. The December 31, 2013 balance included a $0.6 million increase related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.2 times for the quarter ended December 31, 2013 and 1.9 times for the quarter ended December 31, 2012.
Net deferred tax assets (liabilities), current and long term, increased $8.3 million to $7.9 million as of December 31, 2013 compared to ($0.3) million as of December 31, 2012 primarily due to a decrease in liabilities relating to deferred revenue and intangible assets plus a decrease in liabilities for unrecognized tax benefits recorded against deferred tax asset carryforwards.
Other current assets decreased $1.0 million to $28.3 million as of December 31, 2013 compared to $29.3 million as of December 31, 2012, primarily due to a decrease in our current income taxes receivable, offset partially by increases in prepaid commissions and local taxes.
Expenditures for property, plant and equipment of $62.4 million and transfers to fixed assets from inventories of $11.1 million in 2013 primarily consisted of expenditures for the purchase of our facilities in Eindhoven, payments for equipment related to the build-out of the new leased Brno facility and demonstration equipment.
Accrued payroll liabilities increased $6.0 million to $45.1 million as of December 31, 2013 compared to $39.1 million as of December 31, 2012, primarily due to the timing of payments and increased payroll taxes in certain foreign jurisdictions.
Net income taxes receivable decreased $5.3 million to $1.7 million as of December 31, 2013 compared to $7.0 million as of December 31, 2012 primarily due to the accrual of current year taxes plus the receipt of refunds after settlement of audits in the U.S. Our receivable for income taxes of $6.3 million at December 31, 2013 is included as a component of other current assets.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in 2016-04-01. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of December 31, 2013.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

December 31, 2013
Guarantees and letters of credit outstanding	$51,892
Amount secured by restricted cash deposits:
Current	$18,798
Long-term	32,718
Total secured by restricted cash	$51,516

Share Repurchase Plan
A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010, re-authorized in December 2012, and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice.
During 2012 we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share and during 2011 we repurchased 1,654,000 shares for a total of $50.0 million, or an average of $30.19 per share. We did not repurchase any shares during 2013. As of December 31, 2013, 2,119,800 shares remained available for purchase pursuant to this plan.
Dividends to Shareholders
In June 2012 we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan's inception. Cash dividends of $0.08 per share of common stock were declared in the first quarter of 2013. This was increased to $0.12 per share of common stock declared in the second, third, and fourth quarters of 2013. Total dividends declared during the year ended December 31, 2013 were $18.1 million, and dividend payments during the year ended December 31, 2013 totaled $16.2 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
CONTRACTUAL PAYMENT OBLIGATIONS
A summary of our contractual commitments and obligations as of December 31, 2013 was as follows (in thousands):

	2014	2015 and 2016	2017 and 2018	2019 and Beyond	Total
Letters of Credit and Bank Guarantees	18,460	5,749	772	26,911	51,892
Purchase Order Commitments	81,009	140	—	—	81,149
Pension Related Obligations	63	194	221	3,424	3,902
Deferred Compensation Liability	—	—	—	5,287	5,287
Operating Leases	10,997	15,054	10,614	48,722	85,387
Total	$110,529	$21,137	$11,607	$84,344	$227,617
We also have other liabilities of 24.0 million relating to additional uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to these additional uncertain tax positions, we have excluded this amount from the table above.
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
For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue related to installation, of which the estimated fair value is generally 4% of the net revenue of the transaction, is deferred until such installation at the customer site and final customer acceptance are completed.  For new applications of our products where performance cannot be assured prior to meeting specifications at the customer's installation site, no revenue is recognized until such specifications are met.
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
Activity within our accounts receivable allowance was as follows (in thousands):

	Year Ended
	2013	2012	2011
Balance, beginning of period	$2,718	$5,553	$5,685
Expense (reversal)	473	(154)	(18)
Write-offs	(263)	(2,732)	(25)
Translation adjustments	41	51	(89)
Balance, end of period	$2,969	$2,718	$5,553
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
We also maintain a substantial supply of repairable and reusable spare parts for possible use in future repairs and customer field service of our install base. We have classified this inventory as a long-term asset given these parts can be repaired and reused in the service business over many years. As these service parts age over the related product group’s post-production service life, we reduce the net carrying value of our repairable and consumable spare part inventory to account for the excess that builds over the service life. The post-production service life of our systems is generally eight years and, at the end of the service life, the carrying value for these parts is reduced to zero. We also perform periodic monitoring of our installed base for premature or increased end of service life events. If required, we expense, through cost of goods sold, the remaining net carrying value of any related spare parts inventory in the period incurred.
Provision for manufacturing inventory valuation adjustments total $4.8 million, $2.7 million and $4.2 million, respectively, in 2013, 2012 and 2011. Provision for service spare parts inventory valuation adjustment total $8.6 million, $6.6 million and $6.6 million, respectively, in 2013, 2012 and 2011.
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
See Note 9 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual report on Form 10-K for information on impairments recognized in 2011. No impairments related to our equipment or other long-lived assets were recognized during 2013 or 2012.
Goodwill
Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but instead, are tested for impairment at least annually during the fourth quarter. In 2011, we adopted ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment", which allows an entity to perform a qualitative assessment of the fair value of its reporting units before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. We perform our goodwill impairment analysis at the component level, which is defined as one level below our operating segments. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit's fair value is greater than its carrying value, the remaining impairment steps would be unnecessary.
If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in our annual impairment analysis during the fourth quarter of 2013, 2012 and 2011.
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

Unrecognized tax benefits relate mainly to uncertainty surrounding various tax credits, transfer pricing and permanent establishment in foreign jurisdictions. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties. If recognized, the total unrecognized tax benefits would have an impact on the effective tax rate.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local-currency-denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated results of operations and financial position. The major foreign currencies in which we experience periodic fluctuations are the euro, the Czech koruna, the Japanese yen and the British pound sterling. For the last three years 72%, 67% and 69% of our sales occurred outside the U.S. in 2013, 2012 and 2011, respectively.
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
Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. The resulting translation adjustments increased shareholders’ equity and comprehensive income in 2013 by $10.0 million. Holding other variables constant, if the U.S. dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $67.3 million as of December 31, 2013. Holding other variables constant, if the U.S. dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $55.1 million as of December 31, 2013.
Risk Mitigation
We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific hedge criteria have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2013, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $208.4 million. These contracts have varying maturities through the second quarter of 2015. The aggregate notional amount of our outstanding balance sheet-related derivative contracts at December 31, 2013 was $172.9 million, which contracts have varying maturities through the first quarter of 2014. We do not enter into derivative financial instruments for speculative purposes.
Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2013 would increase by approximately $23.8 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the U.S. dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.
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
The hedging transactions we undertake are intended to limit our exposure to changes in the dollar/euro exchange rate. Foreign currency losses recorded in other expense, inclusive of the impact of derivatives, totaled $2.8 million, $5.7 million and $2.2 million, respectively, in 2013, 2012 and 2011.

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
These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of the effective portion of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized losses of $0.8 million in 2013 in cost of sales related to hedge results, compared to realized losses of $2.5 million in 2012 and gains of $3.6 million in 2011. As of December 31, 2013, $1.3 million of deferred unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next twenty-four months as a result of the underlying hedged transactions also being recorded in net income. We recorded in other income a $0.1 million loss in 2013, an insignificant gain in 2012, and gains of $0.1 million in 2011 as a result of currency volatility. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may decrease or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other expense in the period of ineffectiveness or dedesignation.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2013, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2013, we held cash and cash equivalents of $384.2 million and short-term restricted cash of $18.8 million that consisted of cash and other highly liquid marketable securities with maturities of three months or less at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $3.8 million assuming our cash and cash equivalent balances at December 31, 2013 remained constant and were earning at least 1% per annum, which, at December 31, 2013, they were not. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.
Fixed Rate Debt Securities
As of December 31, 2013, we held short-term fixed rate investments of $108.2 million that consisted of marketable debt securities, certificates of deposit, commercial paper and government-backed securities. These investments are recorded on our balance sheet as available-for-sale securities at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows.
Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $1.1 million assuming our investment balances at December 31, 2013 remained constant and were earning at least 1% per annum, which, at December 31, 2013, they were not.

Item 8. Financial Statements and Supplementary Data
Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2013 is as follows:

2013 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$221,189	$222,478	$218,496	$265,291
Cost of sales	118,638	115,581	113,751	140,699
Gross profit	102,551	106,897	104,745	124,592
Total operating expenses(1)	69,028	68,447	70,743	74,379
Operating income	33,523	38,450	34,002	50,213
Other expense, net	(1,505)	(1,452)	(661)	(968)
Income before income taxes	32,018	36,998	33,341	49,245
Income tax expense	5,217	7,005	4,735	7,972
Net income	$26,801	$29,993	$28,606	$41,273
Basic net income per share	$0.70	$0.76	$0.69	$0.98
Diluted net income per share	$0.65	$0.72	$0.67	$0.97
Shares used in basic per share calculation	38,522	39,496	41,750	41,963
Shares used in diluted per share calculation	42,136	42,281	42,455	42,591

2012 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$217,555	$221,452	$221,785	$230,946
Cost of sales	119,444	117,023	117,629	122,012
Gross profit	98,111	104,429	104,156	108,934
Total operating expenses(2)	64,045	65,351	65,839	72,308
Operating income	34,066	39,078	38,317	36,626
Other expense, net	(2,063)	(1,255)	(1,712)	(2,509)
Income before income taxes	32,003	37,823	36,605	34,117
Income tax expense (benefit)	6,336	7,530	7,447	4,315
Net income	$25,667	$30,293	$29,158	$29,802
Basic net income per share	$0.68	$0.80	$0.76	$0.78
Diluted net income per share	$0.63	$0.74	$0.71	$0.72
Shares used in basic per share calculation	37,886	37,993	38,082	38,295
Shares used in diluted per share calculation	41,518	41,614	41,771	41,897

(1)	Operating expenses in the first and second quarters of 2013 included $0.7 million and $0.4 million, respectively, of restructuring, reorganization, relocation and severance expense.

(2)	Operating expenses in the fourth quarter of 2012 included $2.9 million of restructuring, reorganization, relocation and severance expense.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
FEI Company:

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FEI Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February, 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
February 21, 2014

FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$384,170	$266,302
Short-term investments in marketable securities	108,191	79,532
Short-term restricted cash	18,798	14,522
Receivables, net of allowances for doubtful accounts of $2,969 and $2,718	194,418	211,160
Inventories	181,725	192,540
Deferred tax assets	15,114	12,245
Other current assets	28,324	29,332
Total current assets	930,740	805,633
Non-current investments in marketable securities	47,278	29,179
Long-term restricted cash	32,718	27,425
Property, plant and equipment, net of accumulated depreciation of $125,405 and $121,560	157,829	109,872
Intangible assets, net of accumulated amortization of $19,385 and $10,984	47,197	51,499
Goodwill	136,152	131,320
Deferred tax assets	1,751	5,092
Non-current inventories	62,104	65,116
Other assets, net	10,315	9,087
Total Assets	$1,426,084	$1,234,223
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$73,247	$54,847
Accrued payroll liabilities	45,146	39,100
Accrued warranty reserves	12,705	12,049
Short-term deferred revenue	91,563	74,736
Income taxes payable	4,579	1,343
Convertible debt	—	89,010
Other current liabilities	46,374	47,718
Total current liabilities	273,614	318,803
Long-term deferred revenue	30,744	26,668
Deferred tax liabilities	8,931	17,588
Other liabilities	35,227	31,261
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 42,136 and 38,478 shares issued and outstanding, no par value	637,482	516,907
Retained earnings	392,958	284,440
Accumulated other comprehensive income	47,128	38,556
Total Shareholders’ Equity	1,077,568	839,903
Total Liabilities and Shareholders’ Equity	$1,426,084	$1,234,223
See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended
	2013	2012	2011
Net sales:
Products	$709,438	$691,496	$654,599
Service	218,016	200,242	171,827
Total net sales	927,454	891,738	826,426
Cost of sales:
Products	352,630	347,224	344,575
Service	136,039	128,884	114,485
Total cost of sales	488,669	476,108	459,060
Gross profit	438,785	415,630	367,366
Operating expenses:
Research and development	101,947	94,965	78,318
Selling, general and administrative	179,560	169,719	158,782
Restructuring, reorganization, relocation and severance	1,090	2,859	3,215
Total operating expenses	282,597	267,543	240,315
Operating income	156,188	148,087	127,051
Other expense:
Interest income	428	1,606	2,361
Interest expense	(1,890)	(4,098)	(4,037)
Other, net	(3,124)	(5,047)	(2,510)
Total other expense, net	(4,586)	(7,539)	(4,186)
Income before income taxes	151,602	140,548	122,865
Income tax expense	24,929	25,628	19,228
Net income	$126,673	$114,920	$103,637
Basic net income per share	$3.13	$3.02	$2.70
Diluted net income per share	$3.01	$2.80	$2.51
Cash dividends declared per share	$0.44	$0.24	$—
Shares used in per share calculations:
Basic	40,446	38,065	38,384
Diluted	42,395	41,728	42,047

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	2013	2012	2011
Net income	$126,673	$114,920	$103,637
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	9,975	9,922	(20,022)
Change in unrealized (loss) gain on available-for-sale securities	(15)	(14)	23
Change in minimum pension liability	267	(796)	—
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(2,492)	2,487	(910)
Reclassification to net income of previously deferred losses (gains) related to hedge derivatives instruments	837	2,502	(3,641)
Comprehensive income	$135,245	$129,021	$79,087

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2010	38,280	$509,145	$75,024	$49,005	$633,174
Net income	—	—	103,637	—	103,637
Employee purchases of common stock through employee share purchase plan	212	5,458	—	—	5,458
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	1,133	18,854	—	—	18,854
Stock-based compensation expense	—	11,111	—	—	11,111
Restricted stock unit taxes for net share settlement	(105)	(3,789)	—	—	(3,789)
Repurchase of common stock	(1,654)	(50,000)	—	—	(50,000)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	2,918	—	—	2,918
Conversion of convertible debt	—	1	—	—	1
Translation adjustment	—	—	—	(20,022)	(20,022)
Unrealized gain on available for sale securities	—	—	—	23	23
Net adjustment for fair value of hedge derivatives	—	—	—	(4,551)	(4,551)
Balance at December 31, 2011	37,866	493,698	178,661	24,455	696,814
Net income	—	—	114,920	—	114,920
Employee purchases of common stock through employee share purchase plan	195	7,007	—	—	7,007
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	551	5,714	—	—	5,714
Stock-based compensation expense	—	14,154	—	—	14,154
Restricted stock unit taxes for net share settlement	(113)	(5,913)	—	—	(5,913)
Repurchase of common stock	(21)	(891)	—	—	(891)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	3,137	—	—	3,137
Conversion of convertible debt	—	1	—	—	1
Translation adjustment	—	—	—	9,922	9,922
Unrealized gain on available for sale securities	—	—	—	(14)	(14)
Dividends declared on common stock ($0.24 per share)	—	—	(9,141)	—	(9,141)
Minimum pension liability, net of taxes	—	—	—	(796)	(796)
Net adjustment for fair value of hedge derivatives	—	—	—	4,989	4,989
Balance at December 31, 2012	38,478	516,907	284,440	38,556	839,903
Net income	—	—	126,673	—	126,673
Employee purchases of common stock through employee share purchase plan	163	8,618	—	—	8,618
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	574	7,927	—	—	7,927
Stock-based compensation expense	—	18,327	—	—	18,327
Restricted stock unit taxes for net share settlement	(109)	(9,658)	—	—	(9,658)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	6,424	—	—	6,424
Conversion of convertible debt	3,030	88,937	—	—	88,937
Translation adjustment	—	—	—	9,975	9,975
Unrealized loss on available for sale securities	—	—	—	(15)	(15)
Dividends declared on common stock ($0.44 per share)	—	—	(18,155)	—	(18,155)
Minimum pension liability, net of taxes	—	—	—	267	267
Net adjustment for fair value of hedge derivatives	—	—	—	(1,655)	(1,655)
Balance at December 31, 2013	42,136	$637,482	$392,958	$47,128	$1,077,568
See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	2013	2012	2011
Cash flows from operating activities:
Net income	$126,673	$114,920	$103,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,693	22,814	18,931
Amortization	10,568	5,852	2,054
Stock-based compensation	18,327	14,154	11,111
Asset impairments and write-offs of intangible assets	—	—	1,434
Other	27	9	3
Income taxes payable (receivable), net	13,066	(3,979)	6,908
Deferred income taxes	(6,743)	2,350	(5,175)
Decrease (increase), net of acquisitions, in:
Receivables	12,982	(22,077)	(5,389)
Inventories	1,486	(24,309)	(42,337)
Other assets	3,781	(2,949)	(11,072)
Increase (decrease), net of acquisitions, in:
Accounts payable	18,553	397	1,324
Accrued payroll liabilities	5,429	(12,685)	15,832
Accrued warranty reserves	660	176	3,077
Deferred revenue	13,285	(4,703)	(8,544)
Accrued restructuring, reorganization, relocation and severance	(2,628)	397	(2,860)
Other liabilities	(1,211)	(5,413)	13,784
Net cash provided by operating activities	237,948	84,954	102,718
Cash flows from investing activities:
(Increase) decrease in restricted cash	(7,894)	25,083	(5,059)
Acquisition of property, plant and equipment	(62,414)	(22,111)	(13,775)
Payments for acquisitions, net of cash acquired	(2,694)	(93,368)	(14,050)
Purchase of investments in marketable securities	(227,119)	(173,908)	(146,571)
Redemption of investments in marketable securities	180,332	134,478	159,520
Other	(2,710)	(10,874)	(992)
Net cash used in investing activities	(122,499)	(140,700)	(20,927)
Cash flows from financing activities:
Dividends paid on common stock	(16,191)	(6,095)	—
Redemption of 2.875% convertible note	(73)	—	—
Withholding taxes paid on issuance of vested restricted stock units	(9,658)	(5,913)	(3,789)
Proceeds from exercise of stock options and employee stock purchases	16,545	13,131	24,382
Excess tax benefit for share based payment arrangements	6,010	2,873	1,425
Repurchases of common stock	—	(891)	(50,000)
Other financing activities	—	(1,869)	(1,367)
Net cash (used in) provided by financing activities	(3,367)	1,236	(29,349)
Effect of exchange rate changes	5,786	451	(9,698)
Increase (decrease) in cash and cash equivalents	117,868	(54,059)	42,744
Cash and cash equivalents:
Beginning of period	266,302	320,361	277,617
End of period	$384,170	$266,302	$320,361
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$10,917	$23,802	$9,391
Cash paid for interest	1,322	3,559	3,539
Increase in fixed assets related to transfers with inventories	11,091	21,239	9,034
Increase in goodwill from acquisition-related liabilities	—	—	3,456
Dividends declared but not paid	5,011	3,046	—
Conversion of 2.875% convertible notes	88,937	—	—
Accrued purchases of plant and equipment	1,014	1,120	1,099

See accompanying Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
We are a leading supplier of scientific instruments for nanoscale applications and solutions for industry and science. We report our revenue based on a group structure organization, which we categorize as the Industry Group and the Science Group.
Our products include transmission electron microscopes, or TEMs; scanning electron microscopes, or SEMs; DualBeamTM systems which combine a SEM and a focused ion beam system, or FIB, on a single platform; stand-alone FIBs; high-performance optical microscopes, three-dimensional modeling software, and service and components to support the products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
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

Activity within our accounts receivable allowance was as follows (in thousands):

	Year Ended
	2013	2012	2011
Balance, beginning of period	$2,718	$5,553	$5,685
Expense (reversal)	473	(154)	(18)
Write-offs	(263)	(2,732)	(25)
Translation adjustments	41	51	(89)
Balance, end of period	$2,969	$2,718	$5,553
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
Certain long-term investments included in non-current investments in marketable securities consisted of mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported in operating expenses, which are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants (see Note 7 the Notes to the Consolidated Financial Statements). Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.
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
As these service parts age over the related product group’s post-production service life, we reduce the net carrying value of our repairable and consumable spare part inventory to account for the excess that builds over the service life. The post-production service life of our systems is generally eight years and, at the end of the service life, the carrying value for these parts is reduced to zero. We also perform periodic monitoring of our installed base for premature or increased end of service life events. If required, we expense, through cost of goods sold, the remaining net carrying value of any related spare parts inventory in the period incurred.

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
Unrecognized tax benefits relate mainly to uncertainty surrounding various tax credits, transfer pricing and permanent establishment in foreign jurisdictions. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties. If recognized, the total unrecognized tax benefits would have an impact on the effective tax rate. See Note 13 of the Notes to the Consolidated Financial Statements for additional information.
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
Demonstration systems consist primarily of internally manufactured products and related accessories that we use for marketing purposes in our demonstration laboratories (“NanoPorts”) or for trade shows. These systems are long lived in nature and are recorded as a component of property, plant and equipment. The proceeds expected to be realized when the systems are sold is estimated and the net cost is depreciated using the straight-line method over their expected useful lives of approximately three to seven years with the expense being reflected as a component of selling, general and administrative. If sold, the net book value of the system is recorded as a component of cost of good sold.
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
Additionally, we lease systems to customers as operating or sales-type leases where we are the lessor. Under the operating method, rental revenue is recognized over the lease period. The leased asset is depreciated over the life of the lease. In addition to the depreciation charge, maintenance costs and the cost of any other services rendered under the provision of the lease that pertain to the current accounting period are charged to expense. Under the sales-type method, revenue is recorded upfront with interest income recorded over the life of the lease. The related costs are recorded upfront to match the sales revenue.
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
See Note 9 of the Notes to the Consolidated Financial Statements for information on impairments recognized in 2011. No impairments related to our equipment or other long-lived assets were recognized during 2013 or 2012.
Goodwill
Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but instead, are tested for impairment at least annually during the fourth quarter. In 2011, we adopted ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment", which allows an entity to perform a qualitative assessment of the fair value of its reporting units before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. We perform our goodwill impairment analysis at the component level, which is defined as one level below our operating segments. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit's fair value is greater than its carrying value, the remaining impairment steps would be unnecessary.
If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in our annual impairment analysis during the fourth quarter of 2013, 2012 and 2011.
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
Segment Reporting
We have determined that we operate in two reportable operating segments: Industry Group and Science Group. There are no differences between the accounting policies used for our business segments compared to those used on a consolidated basis.
Revenue Recognition
We recognize revenue when persuasive evidence of a contractual agreement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectability is reasonably assured.
For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue related to installation, of which the estimated fair value is generally 4% of the net revenue of the transaction, is deferred until such installation at the customer site and final customer acceptance are completed.  For new applications of our products where performance cannot be assured prior to meeting specifications at the customer's installation site, no revenue is recognized until such specifications are met.

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
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the 2013, 2012 and 2011 periods, we received subsidies of $5.3 million, $7.3 million and $5.3 million, respectively, from European governments for technological developments primarily for semiconductor and life sciences equipment.

Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $4.1 million, $3.9 million and $3.2 million in 2013, 2012 and 2011, respectively.
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
Assets and liabilities of foreign subsidiaries denominated in a foreign currency, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date. Gains and losses resulting from the translation of assets, liabilities and equity are included in accumulated other comprehensive income on the consolidated balance sheet. Transactions representing revenues, costs and expenses are translated using an average rate of exchange for the period, and the related gains and losses are reported as other income (expense) on our consolidated statement of operations.
Reclassifications
Certain items previously reported in the Consolidated Balance Sheet have been reclassified to conform to current year financial statement presentation. These reclassifications had no effect on our results of operation, financial position, or cash flows.

NOTE 2.	NEW ACCOUNTING PRONOUNCEMENTS
ASU 2013-02
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

ASU 2013-11
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. We early adopted this guidance and it did not have a material effect on our financial statements.

NOTE 3.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Year Ended
	2013			2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$126,673	40,446	$3.13	$114,920	38,065	$3.02	$103,637	38,384	$2.70
Dilutive effect of 2.875% convertible debt	780	1,287	(0.08)	1,819	3,033	(0.18)	1,808	3,033	(0.15)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	662	(0.04)	—	630	(0.04)	—	630	(0.04)
Diluted EPS	$127,453	42,395	$3.01	$116,739	41,728	$2.80	$105,445	42,047	$2.51
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Year Ended
	2013	2012	2011
Stock options	142	279	358
Restricted stock units	33	59	322

NOTE 4.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following table illustrates the disclosure of changes in the balances of each component of accumulated other comprehensive income ("AOCI"), as well as details the effect of reclassifications out of AOCI on the line items in the Consolidated Statements of Operations by component (net of tax, in thousands):

	Year Ended December 31, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$38,890	$4	$(819)	$481	$38,556
Other comprehensive income before reclassifications	9,975	(15)	267	(2,492)	7,735
Amounts reclassified from AOCI to:
Revenue	—	—	—	(33)	(33)
Cost of goods sold	—	—	—	790	790
Other income (expense)	—	—	—	80	80
Total reclassifications out of AOCI	—	—	—	837	837
Net current period other comprehensive income	9,975	(15)	267	(1,655)	8,572
Ending balance	$48,865	$(11)	$(552)	$(1,174)	$47,128

NOTE 5.	FACTORING OF ACCOUNTS RECEIVABLE
In 2013, we entered into agreements under which we sold a total of $9.9 million of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our Consolidated Statements of Operations as other expense. We sold no accounts receivable under these agreements during 2012.

NOTE 6.	INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Raw materials and assembled parts	$61,235	$67,985
Service inventories, estimated current requirements	15,197	15,898
Work-in-process	75,883	81,104
Finished goods	29,410	27,553
Total current inventories	$181,725	$192,540
Non-current inventories	$62,104	$65,116

NOTE 7.	INVESTMENTS
Investments held consisted of the following (in thousands):

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Available for sale marketable securities:
U.S. treasury notes	$10,130	$—	$(2)	$10,128
Agency bonds(1)	37,996	—	(35)	37,961
Commercial paper	39,987	—	—	39,987
Certificates of deposit	7,786	—	—	7,786
Municipal bonds	49,296	24	(1)	49,319
Corporate bond	5,002	—	(1)	5,001
Total available for sale marketable securities	150,197	24	(39)	150,182
Trading Securities:
Equity securities - mutual funds	5,287	—	—	5,287
Cost Method Investments(2)	608	—	—	608
Total Investments	$156,092	$24	$(39)	$156,077

	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Available for sale marketable securities:
U.S. treasury notes	$60,785	$4	$(3)	$60,786
Agency bonds(1)	31,153	4	—	31,157
Commercial paper	5,000	—	—	5,000
Certificates of deposit	5,494	—	—	5,494
Municipal bonds	3,227	1	—	3,228
Total available for sale marketable securities	105,659	9	(3)	105,665
Trading Securities:
Equity securities - mutual funds	3,046	—	—	3,046
Cost Method Investments(2)	608	—	—	608
Total Investments	$109,313	$9	$(3)	$109,319

(1)	Agency bonds are securities backed by U.S. government-sponsored entities.

(2)	Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.
Realized gains and losses on sales of marketable debt securities were insignificant in 2013, 2012 and 2011.
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
For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess whether impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. At December 31, 2013 and 2012, we had $0.6 million in cost-method investments on our balance sheet. Refer to Note 22 the Notes to the Consolidated Financial Statements for additional information.

Investments were included in the following captions on the balance sheet as follows (in thousands):

	December 31, 2013				December 31, 2012
	Short-term investments	Long-term investments	Other assets	Total	Short-term investments	Long-term investments	Other assets	Total
Available for sale marketable securities:
U.S. treasury notes	$10,128	$—	$—	$10,128	$60,786	$—	$—	$60,786
Agency bonds	10,995	26,966	—	37,961	10,148	21,009	—	31,157
Commercial paper	39,987	—	—	39,987	5,000	—	—	5,000
Certificates of deposit	5,802	1,984	—	7,786	3,598	1,896	—	5,494
Municipal bonds	41,279	8,040	—	49,319	—	3,228	—	3,228
Corporate bond	—	5,001	—	5,001	—	—	—	—
Total fixed maturity securities	108,191	41,991	—	150,182	79,532	26,133	—	105,665
Trading Securities:
Equity securities - mutual funds	—	5,287	—	5,287	—	3,046	—	3,046
Cost Method Investments	—	—	608	608	—	—	608	608
Total Investments	$108,191	$47,278	$608	$156,077	$79,532	$29,179	$608	$109,319
Contractual maturities or expected liquidation dates of available-for-sale fixed maturity securities at December 31, 2013 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$108,183	$108,191
Due in 1-5 years	42,014	41,991
Total	$150,197	$150,182

NOTE 8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$25,535	$7,806
Buildings and improvements	36,778	21,645
Leasehold improvements	23,948	16,503
Machinery and equipment	103,180	108,982
Demonstration systems	44,700	29,986
Other fixed assets	49,093	46,510
Gross property, plant and equipment	283,234	231,432
Accumulated depreciation	(125,405)	(121,560)
Total property, plant and equipment, net	$157,829	$109,872

NOTE 9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Year Ended
	2013	2012
Balance, beginning of period	$131,320	$58,053
Additions	3,268	69,398
Goodwill adjustments	1,564	3,869
Balance, end of period	$136,152	$131,320
Additions to goodwill represent goodwill from an acquisition made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries as well as an adjustment related to the finalization of the purchase price allocation of the acquisition of ASPEX Corporation in 2012.
Acquisition of nanoTechnology Systems Pty. Ltd.
On August 9, 2013, we acquired 100% of the outstanding shares of nanoTechnology Systems Pty. Ltd. (NTS) of Melbourne, Australia, which had operated as our exclusive distributor in Australia and New Zealand for approximately 10 years. The total purchase price of the acquisition was approximately $3.6 million.
No pro forma or disclosure has been provided for this acquisition as it is insignificant.
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
Asset Impairment Charges
As part of our annual impairment test of long-lived intangible assets performed in the fourth quarter of 2011, we determined that the carrying value of certain intellectual property was not recoverable as we no longer intend to use the associated technology. As a result, we recorded an impairment charge of $1.4 million to write-off the remaining net book value of the intellectual property. The impairment loss is recorded within the selling, general and administrative expense line of our Consolidated Statements of Operations and is reported under the Science Group. There were no impairment charges recorded during 2013 or 2012.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	December 31,
	2013	2012
Patents, trademarks and other	$24,327	$22,047
Accumulated amortization	(9,296)	(5,743)
Net patents, trademarks and other	15,031	16,304
Customer relationships	21,650	20,305
Accumulated amortization	(3,547)	(1,171)
Net customer relationships	18,103	19,134
Developed technology	18,161	17,686
Accumulated amortization	(4,098)	(1,771)
Net developed technology	14,063	15,915
Note issuance costs	2,445	2,445
Accumulated amortization	(2,445)	(2,299)
Net note issuance costs	—	146
Total intangible assets included in other long-term assets	$47,197	$51,499

Amortization expense was as follows (in thousands):

	Year Ended
	2013	2012	2011
Patents, trademarks and other	$3,553	$1,993	$1,342
Customer relationships	2,376	1,168	3
Developed technology	2,327	1,716	55
Note issuance costs	146	350	350
Total amortization expense	$8,402	$5,227	$1,750
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
2014	$3,234	$2,420	$2,291	$7,945
2015	3,019	2,420	2,291	7,730
2016	2,757	2,420	2,291	7,468
2017	2,214	2,072	2,010	6,296
2018	1,646	1,988	1,847	5,481
Thereafter	2,161	6,783	3,333	12,277
Total future amortization expense	$15,031	$18,103	$14,063	$47,197

NOTE 10.	CREDIT FACILITIES AND RESTRICTED CASH
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

As of December 31, 2013, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

December 31, 2013
Guarantees and letters of credit outstanding	$51,892
Amount secured by restricted cash deposits:
Current	$18,798
Long-term	32,718
Total secured by restricted cash	$51,516

NOTE 11.	WARRANTY RESERVES
The following is a summary of warranty reserve activity (in thousands):

	Year Ended
	2013	2012	2011
Balance, beginning of period	$12,049	$11,683	$8,648
Reductions for warranty costs incurred	(13,058)	(11,958)	(8,991)
Warranties issued	13,677	12,302	12,229
Translation and changes in estimates	37	22	(203)
Balance, end of period	$12,705	$12,049	$11,683

NOTE 12.	CONVERTIBLE NOTES
2.875% Convertible Subordinated Notes
On May 19, 2006, we issued $115.0 million aggregate principal amount of convertible subordinated notes with an interest rate of 2.875%, payable semi-annually. The notes were due on June 1, 2013, and were subordinated to all previously existing and future senior indebtedness, and effectively subordinated to all indebtedness and other liabilities of our subsidiaries. The cost of this transaction, including underwriting discounts and commissions and offering expenses, totaled $3.1 million and was recorded on our balance sheet in other long-term assets and amortized over the life of the notes. The amortization of these costs totals $0.1 million per quarter and is reflected as additional interest expense in our Consolidated Statements of Operations through the date of conversion.
Prior to conversion, we redeemed the following amounts of our 2.875% Convertible Subordinated Notes:

Date	Amount Redeemed	Redemption Price	Redemption Discount	Related Note Issuance Costs Written Off
February 2009	$15,000,000	86.50%	$2,025,000	$250,154
June 24, 2010	7,940,000	98.90	89,325	90,904
June 29, 2010	1,200,000	99.00	12,000	13,703
July 8, 2010	1,848,000	99.25	13,860	20,546
Total for 2010	10,988,000		115,185	125,153
Total	$25,988,000		$2,140,185	$375,307

Additionally, during 2012, one of our note holders converted a $1,000 note into 34 shares of FEI common stock and in 2011, one of our note holders converted a $1,000 note into 34 shares of FEI common stock.
Debt Conversion
On June 1, 2013, the remaining $89.0 million of these notes were due. Prior to maturity, holders of $88.9 million of these notes converted their notes into 3.0 million shares of FEI common stock. At maturity, holders of $0.1 million of these notes did not elect to convert into FEI common stock and those notes were settled with a cash payment.

NOTE 13.	INCOME TAXES
Income before income taxes included the following components (in thousands):

	Year Ended
	2013	2012	2011
U.S.	$32,549	$26,640	$14,189
Foreign	119,053	113,908	108,676
Total	$151,602	$140,548	$122,865
Income tax expense consisted of the following (in thousands):

	Year Ended
	2013	2012	2011
Current:
Federal	$(851)	$8,173	$7,767
State	419	475	395
Foreign	16,513	13,870	18,559
Total current income tax expense	16,081	22,518	26,721
U.S. deferred expense (benefit)	12,645	4,285	(6,266)
Foreign deferred benefit	(3,797)	(1,175)	(1,227)
Income tax expense	$24,929	$25,628	$19,228

The effective income tax rate applied to net income varied from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended
	2013	2012	2011
Tax expense at U.S. federal statutory rates	$53,061	$49,192	$43,003
Increase (decrease) resulting from:
State income taxes, net of federal benefit	857	1,126	723
Foreign tax benefit	(25,263)	(26,181)	(20,515)
Research and experimentation benefit	(5,966)	(758)	(2,908)
Foreign tax credit benefit	(2,152)	(2,738)	(4,465)
Tax audit settlements and lapses of statutes of limitations	(70)	(439)	(509)
Stock compensation	2,658	2,134	1,683
Non-deductible items	2,132	3,100	1,597
Other	(328)	192	619
Income tax expense	$24,929	$25,628	$19,228
Our 2013 tax expense reflected comparatively lower tax rates in foreign jurisdictions where we earn most of our profits. The tax provision also included a benefit for the reduction of unrecognized tax benefits relating to positions on prior year returns after completion of audits in various jurisdictions.
Current taxes payable were reduced for excess tax benefits recorded to common stock and related to stock compensation of $6.4 million, $3.1 million and $2.9 million, respectively, in 2013, 2012 and 2011.

Deferred Income Taxes
Net deferred tax assets (liabilities) were classified on the balance sheet as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets – current	$15,114	$12,245
Deferred tax assets – non-current	1,751	5,092
Deferred tax liabilities – current	(9)	(93)
Deferred tax liabilities – non-current	(8,931)	(17,588)
Net deferred tax assets (liabilities)	$7,925	$(344)
Valuation allowance	$2,723	$2,081
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accrued liabilities and reserves	$15,804	$13,239
Revenue recognition	340	3,707
Tax credit and loss carryforwards	8,063	8,497
Fixed assets and intangibles	546	765
Unrealized investment	765	2,538
Stock compensation	2,151	1,815
Other assets	1,501	665
Gross deferred tax assets	29,170	31,226
Valuation allowance	(2,723)	(2,081)
Net deferred tax assets	26,447	29,145
Deferred tax liabilities:
Fixed assets and intangibles	(17,965)	(20,697)
Revenue recognition	(19)	(4,991)
Other liabilities	(538)	(3,801)
Total deferred tax liabilities	(18,522)	(29,489)
Net deferred tax assets (liabilities)	$7,925	$(344)
Deferred tax benefit of $1.1 million, $3.0 million and $3.0 million was recorded in other comprehensive income in 2013, 2012 and 2011, respectively.
As of December 31, 2013 and 2012, our valuation allowance on deferred tax assets totaled $2.7 million and $2.1 million, respectively. In assessing the realizability of deferred tax assets, we utilize a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment.
U.S. net operating loss carryforwards as of December 31,2013 were $0.2 million and expire in 2031. Foreign net operating loss carryforwards as of December 31, 2013 were $14.6 million and do not expire.
U.S. research and development tax credit carryforwards as of December 31, 2013 were $2.9 million and expire between 2014 and 2033. Foreign research and development tax credit carryforwards as of December 31, 2013 were $0.2 million and do not expire. Alternative minimum tax credit carryforwards as of December 31, 2013 were $0.7 million and do not expire.

As of December 31, 2013, U.S. income taxes have not been provided for approximately $331.3 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries.
Unrecognized Tax Benefits and Other Tax Contingencies
A rollforward of our unrecognized tax benefits, including interest and penalties, was as follows (in thousands):

	Year Ended
	2013	2012	2011
Unrecognized tax benefits, beginning of period	$25,135	$16,041	$7,156
Increases for tax positions taken in current period	1,197	—	542
Increases for tax positions taken in prior periods	1,701	9,965	10,502
Decreases for tax positions taken in prior periods	(3,997)	(620)	(1,723)
Decreases for lapses in statutes of limitations	(70)	(251)	(436)
Unrecognized tax benefits, end of period	$23,966	$25,135	$16,041
During 2013, we effectively settled matters with the Internal Revenue Service and certain foreign jurisdictions. The result of effective settlements was a reduction of $3.7 million of unrecognized tax benefits, all of which resulted in a tax benefit. This reduction was offset by accruals for positions taken on current and prior year tax returns and related mainly to uncertainty surrounding transfer pricing and permanent establishment.
Non-current unrecognized tax benefits as of December 31, 2013 and 2012 of $23.8 million and $15.7 million were classified on the balance sheet as a component of Other Liabilities.
The entire balance of unrecognized tax benefits, if recognized, would reduce our effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits could decrease, in the next 12 months, between zero and $4.0 million due to lapses of statutes of limitations and as the result of settlements with taxing authorities.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accruals for interest and penalties of $3.7 million and $2.0 million as of December 31, 2013 and 2012, respectively.
Tax expense included the following relating to interest and penalties (in thousands):

	Year Ended
	2013	2012	2011
Benefit for lapses of statutes of limitations and settlement with taxing authorities	$(24)	$(88)	$(124)
Accruals for current and prior periods	1,698	652	293
Total interest and penalties	$1,674	$564	$169
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of December 31, 2013:

Jurisdiction	Open Tax Years
U.S.	2010 and forward
The Netherlands	2011 and forward
Czech Republic	2011 and forward

NOTE 14.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization include primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of severance costs during the fourth quarter of 2012. We recorded an additional 1.1 million of severance costs during 2013. We do not expect to incur any additional charges related to the reorganization.

Manufacturing Transfer
In 2008 we entered into an arrangement to outsource aspects of our manufacturing processes. In 2011, we notified our largest contract manufacturer, accounting for approximately 10% of our revenue, that we were terminating the arrangement and that we would transfer the manufacturing process back to FEI. The termination contract was signed during the fourth quarter of 2011 and the manufacturing process was transitioned back to FEI as of April 2, 2012. The costs associated with the termination of the outsourcing arrangement were accrued in the fourth quarter of 2011. No additional costs were incurred in 2012 or 2013 and we do not expect to incur any significant additional costs associated with the termination of this arrangement.
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
Information for costs related to the April 2010 restructuring plan is as follows (in thousands):

	Year Ended
Costs Incurred	2013	2012	2011	Life of Plan
Severance costs related to work force reduction and reorganization	$—	$—	$184	$6,617
Product line transfer, training of Brno employees and facility build-out in Brno	—	—	963	1,835
Total costs incurred	$—	$—	$1,147	$8,452
All of the costs incurred resulted in cash expenditures. We do not expect to incur significant additional costs associated with this plan.
Restructuring, Reorganization, Relocation and Severance Accrual
The following tables summarize the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Year Ended December 31, 2013	Group Structure Reorganization	Total
Beginning accrued liability	$2,692	$2,692
Charged to expense, net	1,090	1,090
Expenditures	(3,782)	(3,782)
Write-offs and adjustments	50	50
Ending accrued liability	$50	$50

Year Ended December 31, 2012	Severance, outplacement and related benefits for terminated employees	Manufacturing Transfer	Group Structure Reorganization	Total
Beginning accrued liability	$113	$2,100	$—	$2,213
Charged to expense, net	—	—	2,859	2,859
Expenditures	—	(2,100)	(254)	(2,354)
Write-offs and adjustments	(113)	—	87	(26)
Ending accrued liability	$—	$—	$2,692	$2,692

Year Ended December 31, 2011	Product line transfer and training of Brno employees	Severance, outplacement and related benefits for terminated employees	IT system upgrades	Abandoned leases, leasehold improvements and facilities	Manufacturing Transfer	Total
Beginning accrued liability	$—	$4,832	$20	$32	$—	$4,884
Charged to expense, net	963	184	—	(32)	2,100	3,215
Expenditures	(963)	(5,083)	—	—	—	(6,046)
Write-offs and adjustments	—	180	(20)	—	—	160
Ending accrued liability	$—	$113	$—	$—	$2,100	$2,213

NOTE 15.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $81.1 million at December 31, 2013. These commitments expire at various times through the second quarter of 2016.

NOTE 16.	LEASE OBLIGATIONS
We have operating leases for various vehicles and equipment, as well as for certain of our manufacturing and administrative facilities that extend through 2033. The facilities lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs as well as renewal options at current market rates.
Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $7.4 million in 2013, $8.5 million in 2012 and $7.5 million in 2011.
The approximate future minimum rental payments due under these agreements as of December 31, 2013, were as follows (in thousands):

Minimum Rental Payment
2014	$10,997
2015	8,171
2016	6,883
2017	5,803
2018	4,811
Thereafter	48,722
Total	$85,387

NOTE 17.	SHAREHOLDERS’ EQUITY
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
PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2013, 2012 or 2011 to Philips under this agreement. As of December 31, 2013, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.
Share Repurchases
A plan to repurchase up to a total of 4.0 million shares of our common stock was approved by our Board of Directors in September 2010, re-authorized in December 2012, and does not have an expiration date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice.
During 2012 we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share and during 2011 we repurchased 1,654,000 shares for a total of $50.0 million, or an average of $30.19 per share. We did not repurchase any shares during 2013. As of December 31, 2013, 2,119,800 shares remained available for purchase pursuant to this plan.
Dividends to Shareholders
In June 2012 we announced our plan to initiate a quarterly dividend and our Board has declared dividends each quarter since the plan's inception. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.

NOTE 18.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). At our 2013 Annual Meeting of Shareholders, which was held on May 9, 2013, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 3,700,000 to 3,950,000.
Under the ESPP, employees may elect to have compensation withheld and placed in a designated stock subscription account for purchase of FEI common stock. Each ESPP offering period consists of one six-month purchase period. The purchase price in a purchase period is set at a 15% discount to the lower of the market price on either the first day of the applicable offering period or the purchase date. The ESPP allows a maximum purchase of 500 shares per six-month offering period.
A total of 163,143 shares were purchased pursuant to the ESPP during 2013 at a weighted average purchase price of $52.60 per share, which represented a weighted average discount of $27.36 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2013, 911,568 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.
1995 Stock Incentive Plan
Also at our 2013 Annual Meeting of Shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 10,750,000 to 11,000,000.
We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant options (incentive and nonqualified), stock and cash bonuses, stock appreciation rights, restricted stock units (“RSUs”), performance RSUs and restricted shares. The Board of Directors’ ability to grant options under the 1995 Plan will terminate, if the plan is not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed, or earlier, at the discretion of the Board of Directors.

The following table sets forth certain information regarding the 1995 Plan:

December 31, 2013
Shares available for grant	1,998,881
Shares of common stock reserved for issuance	3,487,290
The following table sets forth certain information regarding all options outstanding and exercisable:

	December 31, 2013
	Options Outstanding	Options Exercisable
Number	751,853	232,828
Weighted average exercise price	$50.18	$31.80
Aggregate intrinsic value	$ 29.5 million	$ 13.4 million
Weighted average remaining contractual term	5.1 years	3.8 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	December 31, 2013
	RSUs Nonvested	RSUs Expected to Vest
Number	745,060	637,692
Weighted average grant date per share fair value	$57.60	$56.75
Aggregate intrinsic value	$ 65.8 million	$ 57.0 million
Weighted average remaining term to vest	1.7 years	1.6 years
As of December 31, 2013, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $47.7 million, which will be recognized over the weighted average remaining vesting period of 2 years.
Activity under these plans was as follows (share amounts in thousands):

	Year Ended December 31, 2013
	Shares Subject to Options	Weighted Average Exercise Price
Balance, beginning of period	870	$35.81
Granted	198	82.11
Forfeited	(47)	37.38
Expired	(4)	15.56
Exercised	(265)	29.69
Balance, end of period	752	50.18

	Year Ended December 31, 2013
	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balance, beginning of period	871	$41.69
Granted	244	83.58
Forfeited	(61)	41.14
Vested	(309)	37.00
Balance, end of period	745	57.60

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands):

	Year Ended
	2013	2012	2011
Weighted average grant-date fair value of stock options granted	$16,283	$12,279	$11,703
Weighted average grant-date fair value of restricted stock units	20,415	20,461	15,499
Total intrinsic value of stock options exercised	13,169	6,293	10,550
Fair value of restricted stock units vested	11,452	9,113	8,120
Cash received from stock options exercised and shares purchased under all stock-based arrangements	16,545	13,131	24,382
Tax benefit realized for stock options	6,495	3,137	2,918
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended
	2013	2012	2011
Cost of sales	$2,427	$1,858	$1,511
Research and development	2,156	1,903	1,873
Selling, general and administrative	13,744	10,393	7,727
Total stock-based compensation	$18,327	$14,154	$11,111
Stock-based compensation costs related to inventory or fixed assets were not significant in the years ended December 31, 2013, 2012 and 2011.
Stock-Based Compensation Assumptions
The following weighted average assumptions were used in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended
	2013	2012	2011
Risk-free interest rate	0.07% - 1.72%	0.13% - 0.81%	0.06% - 2.02%
Dividend yield	0.44% - 0.59%	0% - 0.72%	—%
Expected term:
Option plans	3.1 - 5.1 years	5.3 - 5.5 years	5.5 - 5.7 years
Employee share purchase plan	6 months	6 months	6 months
Volatility	23% - 43%	36% - 55%	36% - 55%
Discount for post vesting restrictions	—%	—%	—%
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

Employees in The Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. We are responsible for the employer contributions to this fund, but are not obligated to make additional payments to cover any underfunded portions. Pension costs relating to this multi-employer plan were $6.5 million, $5.6 million and $4.7 million in 2013, 2012 and 2011, respectively.
Outside the U.S. and The Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.
Plan costs for our defined contribution plans outside the U.S. and The Netherlands totaled $3.6 million in 2013, $3.6 million in 2012 and $2.2 million in 2011.
Profit Share and Variable Compensation Programs
We maintain an Employee Profit Share Plan and a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the Board of Directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors. The total cost of these plans was $12.8 million in 2013, $13.2 million in 2012 and $24.7 million in 2011.
Profit Sharing 401(k) Plan
We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $2.1 million in 2013, $1.8 million in 2012 and $1.5 million in 2011 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock.
Deferred Compensation Plan
We maintain a deferred compensation plan (the “Plan”), which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2013 and 2012, the invested amounts under the Plan totaled $5.3 million and $3.0 million, respectively, and were recorded on our balance sheets as non-current investments in marketable securities and as a long-term liability to recognize undistributed amounts due to employees.

NOTE 20.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during 2013 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.

Transactions with these related parties were as follows (in thousands):

	Year Ended
Sales to Related Parties	2013	2012	2011
Product sales:
Applied Materials, Inc.	$4,656	$981	$3,594
Lattice Semiconductor Corporation	5	—	122
Cascade Microtech, Inc.	—	4	—
Oregon Health and Science University	555	—	—
Total product sales to related parties	5,216	985	3,716
Service sales:
Applied Materials, Inc.	719	554	459
Lattice Semiconductor Corporation	12	—	—
Cascade Microtech, Inc.	33	33	39
Oregon Health and Science University	85	—	—
Total service sales to related parties	849	587	498
Total sales to related parties	$6,065	$1,572	$4,214
Purchases from Related Parties
TMC BV	$580	$127	$109
Cascade Microtech, Inc.	—	—	1
Oregon Health and Science University	353	—	—
Total purchases from related parties	$933	$127	$110
Amounts due from (to) related parties were as follows (in thousands):

December 31, 2013
Applied Materials, Inc.	$46
Cascade Microtech, Inc.	8
Oregon Health and Science University	1
TMC BV	(403)
Due to related parties, net	$(348)

NOTE 21.	SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
Beginning with the first quarter of 2013, we reorganized our corporate structure. We currently report our segments based on a group structure organization. Our segments are the Industry Group and the Science Group.

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Year Ended
	2013	2012	2011
Sales to External Customers:
Industry Group	$427,731	$433,424	$376,533
Science Group	499,723	458,314	449,893
Total	$927,454	$891,738	$826,426
Gross Profit:
Industry Group	$222,675	$220,267	$185,156
Science Group	216,110	195,363	182,210
Total	$438,785	$415,630	$367,366

	December 31, 2013	December 31, 2012
Goodwill:
Industry Group	$51,532	$53,572
Science Group	84,620	77,748
Total	$136,152	$131,320
Total Assets:
Industry Group	$297,987	$293,115
Science Group	365,571	401,795
Corporate and Eliminations	762,526	539,313
Total	$1,426,084	$1,234,223
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
In 2013 one customer in our Industry segment represented approximately $96.0 million, or 10.4%, in total sales. None of our customers represented 10% or more of our total sales during 2012 or 2011.
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
The following table summarizes sales by geographic region (in thousands):

	Year Ended
	2013			2012			2011
	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total
U.S. and Canada	$167,876	$92,759	$260,635	$200,778	$90,942	$291,720	$179,126	$78,118	$257,244
Europe	205,857	64,803	270,660	185,598	59,124	244,722	206,994	54,319	261,313
Asia-Pacific Region and Rest of World	335,705	60,454	396,159	305,120	50,176	355,296	268,479	39,390	307,869
Consolidated net sales	$709,438	$218,016	$927,454	$691,496	$200,242	$891,738	$654,599	$171,827	$826,426

Our long-lived assets were geographically located as follows (in thousands):

	December 31, 2013	December 31, 2012
United States	$77,639	$74,319
The Netherlands	65,570	32,679
The Czech Republic	22,950	12,019
Other	42,272	46,258
Total	$208,431	$165,275

NOTE 22.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

December 31, 2013	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$10,128	$—	$—	$10,128
Agency bonds	—	37,961	—	37,961
Commercial paper	—	39,987	—	39,987
Certificates of deposit	—	7,786	—	7,786
Municipal bonds	—	49,319	—	49,319
Corporate bond	—	5,001	—	5,001
Trading securities:
Equity securities – mutual funds	5,287	—	—	5,287
Derivative contracts, net	—	(1,113)	—	(1,113)
Total	$15,415	$138,941	$—	$154,356

December 31, 2012	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$60,786	$—	$—	$60,786
Agency bonds	—	31,157	—	31,157
Commercial paper	—	5,000	—	5,000
Certificates of deposit	—	5,494	—	5,494
Municipal bonds	—	3,228	—	3,228
Trading securities:
Equity securities – mutual funds	3,046	—	—	3,046
Derivative contracts, net	—	1,655	—	1,655
Total	$63,832	$46,534	$—	$110,366
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the year ended December 31, 2013.

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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	December 31, 2013	December 31, 2012
Cash flow hedges	$208,446	$165,000
Balance sheet hedges	172,947	225,924
Total outstanding derivative contracts	$381,393	$390,924
The outstanding contracts at December 31, 2013 have varying maturities through the second quarter of 2015. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2013. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Year Ended
	2013	2012	2011
Foreign currency loss, inclusive of the impact of derivatives	$(2,808)	$(5,675)	$(2,222)
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

Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$4,362	$(3,042)	$1,320
Foreign exchange contracts not designated as hedging instruments	2,171	(698)	1,473	2,916	(1,650)	1,266
Total	$2,171	$(698)	$1,473	$7,278	$(4,692)	$2,586

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2012	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$3,019	$(1,492)	$1,527	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	2,725	(1,589)	1,136	4,289	(3,281)	1,008
Total	$5,744	$(3,081)	$2,663	$4,289	$(3,281)	$1,008
The effect of derivative instruments was as follows (in thousands):

	Year Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	2013	2012	2011
Amount of gain/(loss):
Recognized in OCI (effective portion)	$(1,934)	$8,032	$108
Reclassified from accumulated OCI into revenue (effective portion)	33	—	—
Reclassified from accumulated OCI into cost of sales (effective portion)	(790)	(2,511)	3,558
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(80)	9	83
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(4,802)	$(4,882)	$(6,181)
The unrealized losses at December 31, 2013 are expected to be reclassified to net income during the next twenty-four months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 24.	SUBSEQUENT EVENT
On February 5, 2014, we acquired 100% of the outstanding shares of Lithicon AS of Trondheim, Norway and Canberra, Australia. Lithicon provides digital rock technology services and pore-scale micro computed tomography (microCT) equipment to oil and gas companies. In conjunction with the acquisition we have obtained the helical scan microCT product and associated software from the Australian National University, through a licensing and development agreement. The total purchase price of the acquisition was $68.0 million. As of the date of this filing, the allocation of the purchase price is in process and, accordingly, the applicable disclosures cannot be made and the acquisition is not significant for the purposes of pro-forma disclosures.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
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
We have audited FEI Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEI Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FEI Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
February 21, 2014

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance Matters
Information required by this item will be included under the captions Governance, Code of Ethics, Proposal No. 1 Election of Directors, Meetings and Committees of the Board of Directors, Executive Officers, Membership of the Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated by reference herein.
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
Item 11. Executive Compensation
Information required by this item will be included under the captions Director Compensation, Executive Compensation, Compensation Discussion and Analysis for Named Executive Officers, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards for Fiscal Year Ended 2013, Outstanding Equity Awards at Fiscal Year End for Fiscal Year Ended 2013, Option Exercises and Stock Vested for Fiscal Year Ended 2013, Nonqualified Deferred Compensation for Fiscal Year Ended 2013, Potential Payments Upon Termination of Employment and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
Information required by this item will be included under the caption Proposal No. 4 Advisory Approval on the Appointment of Public Accounting Firm in our Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Exhibit No.	Description
3.1 (6)	Third Amended and Restated Articles of Incorporation

3.2 (8)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3 (12)	Amended and Restated Bylaws, as amended on November 14, 2012

4.1 (8)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

10.1+ (17)	1995 Stock Incentive Plan, as amended

10.2+ (2)	1995 Supplemental Stock Incentive Plan

10.3+ (5)	Form of Nonstatutory Stock Option Agreement

10.4+ (17)	Employee Share Purchase Plan, as amended

10.5+ (10)	Amended and Restated Executive Change of Control and Severance Agreement by and between Dr. Don Kania and FEI Company

10.6+ (3)	FEI Company Nonqualified Deferred Compensation Plan, as amended

10.7 (4)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

10.8 (1)	Deed of Sale, Purchase and Delivery by and between the Company, Daro Vastgoed B.V. in liquidation and Stichting Daro Vastgoed, dated June 6, 2013

10.9+	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.10+ (7)	Description of Compensation of Non-Employee Directors

10.11+ (16)	2011 and 2012 FEI Management Variable Compensation Plan Program Summary Description

10.12 (11)
Credit Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, and each of the Lenders party thereto from time to time

10.13 (11)	Security and Pledge Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent

10.14 (14)
First Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of March 3, 2009, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

10.15+ (10)	Amended and Restated Form of Executive Change of Control and Severance Agreement for Benjamin Loh, Raymond Link and Bradley Thies

10.16 (15)
Second Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of April 26, 2011, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

10.17 (9)	Agreement on Future Lease Agreement and on Rights and Duties in Connection with Acquisition and Development by and between CTP Property X, spol. s r.o. and FEI Czech Republic s.r.o. dated June 4, 2012

10.18 (9)	Form of Lease Agreement by and between CTP Property X, spol. s r.o. and FEI Czech Republic s.r.o.

14 (13)	Code of Business Conduct and Ethics

21	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to our Registration Statement on Form S-3, filed on April 23, 2001.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(7)	Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 2012.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2012.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2012.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2011.

(16)	Incorporated by reference to our Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 20, 2010 and December 16, 2011.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2013.
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of FEI Company under the Securities Act, or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2014	FEI COMPANY

	By	/s/ DON R. KANIA
Don R. Kania
Director, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2014:

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