Form 10-Q
period 2014-03-30
FEI CO
filed 2014-05-02
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of April 28, 2014 was 42,257,016.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$317,666	$384,170
Short-term investments in marketable securities	120,832	108,191
Short-term restricted cash	14,926	18,798
Receivables, net of allowances for doubtful accounts of $3,070 and $2,969	206,906	194,418
Inventories	192,551	181,725
Deferred tax assets	9,884	15,114
Other current assets	30,089	28,324
Total current assets	892,854	930,740
Non-current investments in marketable securities	60,740	47,278
Long-term restricted cash	34,589	32,718
Property, plant and equipment, net of accumulated depreciation of $130,790 and $125,405	163,447	157,829
Intangible assets, net of accumulated amortization of $19,479 and $16,941	67,637	47,197
Goodwill	184,260	136,152
Deferred tax assets	4,261	1,751
Non-current inventories	59,295	62,104
Other assets, net	10,517	10,315
Total Assets	$1,477,600	$1,426,084
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$94,311	$73,247
Accrued payroll liabilities	34,538	45,146
Accrued warranty reserves	13,264	12,705
Short-term deferred revenue	93,098	91,563
Income taxes payable	3,135	4,579
Other current liabilities	52,105	46,374
Total current liabilities	290,451	273,614
Long-term deferred revenue	32,603	30,744
Deferred tax liabilities	11,465	8,931
Other liabilities	36,580	35,227
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 42,255 and 42,136 shares issued and outstanding, no par value	646,531	637,482
Retained earnings	412,938	392,958
Accumulated other comprehensive income	47,032	47,128
Total Shareholders’ Equity	1,106,501	1,077,568
Total Liabilities and Shareholders’ Equity	$1,477,600	$1,426,084

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Net sales:
Products	$169,298	$169,495
Service	56,966	51,694
Total net sales	226,264	221,189
Cost of sales:
Products	86,595	85,183
Service	33,345	33,455
Total cost of sales	119,940	118,638
Gross profit	106,324	102,551
Operating expenses:
Research and development	25,646	24,809
Selling, general and administrative	48,462	43,524
Restructuring, reorganization, relocation and severance	1,331	695
Total operating expenses	75,439	69,028
Operating income	30,885	33,523
Other expense:
Interest income	152	116
Interest expense	(98)	(816)
Other, net	(324)	(805)
Total other expense, net	(270)	(1,505)
Income before income taxes	30,615	32,018
Income tax expense	5,537	5,217
Net income	$25,078	$26,801
Basic net income per share	$0.59	$0.70
Diluted net income per share	$0.59	$0.65
Cash dividends declared per share	$0.12	$0.08
Shares used in per share calculations:
Basic	42,191	38,522
Diluted	42,772	42,136

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Net income	$25,078	$26,801
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	107	(15,714)
Change in unrealized gain on available-for-sale securities	1	7
Change in minimum pension liability	16	(15)
Changes due to cash flow hedging instruments:
Net loss on hedge instruments	(753)	(1,925)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	533	322
Comprehensive income	$24,982	$9,476

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$25,078	$26,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,066	5,810
Amortization	3,197	2,557
Stock-based compensation	5,139	4,364
Income taxes (receivable) payable, net	(2,898)	600
Deferred income taxes	1,455	976
(Increase) decrease, net of acquisitions, in:
Receivables	(10,760)	(9,284)
Inventories	(10,930)	(1,606)
Other assets	4,196	(512)
Increase (decrease), net of acquisitions, in:
Accounts payable	12,542	3,212
Accrued payroll liabilities	(13,725)	(9,645)
Accrued warranty reserves	545	421
Deferred revenue	1,152	10,587
Accrued restructuring, reorganization, relocation and severance	773	188
Other liabilities	5,619	341
Net cash provided by operating activities	28,449	34,810
Cash flows from investing activities:
Decrease (increase) in restricted cash	1,907	(3,462)
Acquisition of property, plant and equipment	(4,336)	(5,043)
Payments for acquisitions, net of cash acquired	(64,615)	—
Purchase of investments in marketable securities	(75,100)	(50,715)
Redemption of investments in marketable securities	49,374	34,030
Other	(268)	(293)
Net cash used in investing activities	(93,038)	(25,483)
Cash flows from financing activities:
Dividends paid on common stock	(5,058)	(3,078)
Withholding taxes paid on issuance of vested restricted stock units	(955)	(363)
Proceeds from exercise of stock options and employee stock purchases	5,504	4,146
Excess tax benefit for share based payment arrangements	1,866	586
Net cash provided by financing activities	1,357	1,291
Effect of exchange rate changes	(3,272)	(5,245)
(Decrease) increase in cash and cash equivalents	(66,504)	5,373
Cash and cash equivalents:
Beginning of period	384,170	266,302
End of period	$317,666	$271,675
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$3,711	$2,656
Cash paid for interest	63	56
(Decrease) increase in fixed assets related to transfers with inventories	(240)	1,664
Dividends declared but not paid	5,056	3,078
Accrued purchases of plant and equipment	8,345	398
See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION
Nature of Business
We are a leading supplier of scientific instruments and related services for nanoscale applications and solutions for industry and science. We report our revenue based on a group structure organization, which we categorize as the Industry Group and the Science Group.
Our products include transmission electron microscopes ("TEMs"); scanning electron microscopes ("SEMs"); DualBeamTM systems which combine a SEM and a focused ion beam system ("FIB") on a single platform; stand-alone FIBs; high-performance optical microscopes, three-dimensional modeling software, and service and components to support the products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor equipment manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).
Our significant research and development and manufacturing operations are located in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic; and our software development is managed principally from Bordeaux, France. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
Basis of Presentation
The consolidated financial statements include the accounts of FEI Company and our wholly-owned subsidiaries (collectively, “FEI”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen week period ended March 30, 2014 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2014.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	the valuations of intangible assets;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	warranty liabilities;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management's estimates may change in the future.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	March 30, 2014			March 31, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$25,078	42,191	$0.59	$26,801	38,522	$0.70
Dilutive effect of 2.875% convertible debt	—	—	—	455	3,033	(0.04)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	581	—	—	581	(0.01)
Diluted EPS	$25,078	42,772	$0.59	$27,256	42,136	$0.65
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Stock options	138	222
Restricted stock units	1	2

NOTE 3.	STOCK-BASED COMPENSATION
1995 Stock Incentive Plan
Our 1995 Stock Incentive Plan, as amended (the “1995 Plan”), allows for the issuance of a maximum of 11,000,000 shares of our common stock.
The following table sets forth certain information regarding the 1995 Plan:

March 30, 2014
Shares available for grant	2,001,765
Shares of common stock reserved for issuance	3,364,680
The following table sets forth certain information regarding all options outstanding and exercisable:

	March 30, 2014
	Options Outstanding	Options Exercisable
Number	649,059	151,082
Weighted average exercise price	$52.82	$33.96
Aggregate intrinsic value	$ 32.5 million	$ 10.4 million
Weighted average remaining contractual term	5.1 years	3.8 years

The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	March 30, 2014
	RSUs Nonvested	RSUs Expected to Vest
Number	713,858	627,724
Weighted average grant date per share fair value	$58.39	$57.53
Aggregate intrinsic value	$ 73.4 million	$ 64.6 million
Weighted average remaining term to vest	1.5 years	1.5 years
As of March 30, 2014, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $43.5 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Cost of sales	$726	$595
Research and development	617	531
Selling, general and administrative	3,796	3,238
Total stock-based compensation	$5,139	$4,364

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of March 30, 2014, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

March 30, 2014
Guarantees and letters of credit outstanding	$49,588
Amount secured by restricted cash deposits:
Current	$14,926
Long-term	34,589
Total secured by restricted cash	$49,515

NOTE 5.	INVENTORIES
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
Inventories consisted of the following (in thousands):

	March 30, 2014	December 31, 2013
Raw materials and assembled parts	$62,191	$61,235
Service inventories, estimated current requirements	14,516	15,197
Work-in-process	84,187	75,883
Finished goods	31,657	29,410
Total current inventories	$192,551	$181,725
Non-current inventories	$59,295	$62,104

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Balance, beginning of period	$136,152	$131,320
Goodwill additions	46,446	—
Goodwill adjustments	1,662	(3,148)
Balance, end of period	$184,260	$128,172
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries as well as an adjustment recorded in the first quarter of 2013 related to the finalization of the purchase price allocation of the acquisition of ASPEX Corporation in 2012.
Acquisition of Lithicon AS
On February 5, 2014 we acquired 100% of the outstanding shares of Lithicon AS of Trondheim, Norway. Lithicon AS owns 100% of the shares of Lithicon Norway of Trondheim, Norway and Lithicon Australia of Canberra, Australia (collectively "Lithicon.") Lithicon provides digital rock technology services and pore-scale micro computed tomography (microCT) equipment to oil and gas companies. In conjunction with the acquisition we have obtained the helical scan microCT product and associated software from the Australian National University through a licensing and development agreement.
The total purchase price of the acquisition was $68.0 million, plus an adjustment for the change in final closing accounts. The closing account adjustment is still in the process of final determination. We paid $0.4 million in transaction costs of which $0.3 million was paid in the current quarter. Those costs were expensed as incurred and are recorded in the Selling, general and administrative line on the Consolidated Statements of Operations. The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of February 5, 2014. The fair value of net tangible assets acquired was $7.7 million and the fair value of net intangible assets acquired was $22.0 million, which consisted of $18.6 million in developed technology, $2.2 million of customer relationships and $1.2 million of purchased backlog. Including an increase to net deferred tax liabilities of $8.1 million, the excess of the purchase price over the fair value of the net assets acquired was $46.4 million, which was recorded as goodwill in the Industry Group. For the thirteen week period ended March 30, 2014 the acquired business added $0.8 million of revenue and a net loss of $1.0 million to our consolidated financial results.
The goodwill arising from the acquisition of Lithicon is primarily related to expected future cash flows from expansion of our product offerings in the oil and gas market to include digital rock services, as well as synergies from the introduction of the microCT product to the existing FEI product suite.

The acquired developed technology, customer relationships and purchased backlog will be amortized over a period of 10 years, 5 years and 2 years, respectively.
No pro forma financial information has been provided for this acquisition as it is insignificant.
Other Intangible Assets
Patents, trademarks and other are amortized under the straight-line method over their estimated useful lives of 2 to 10 years. Customer relationships are amortized under the straight-line method over their estimated useful lives of 5 to 10 years. Developed technology is amortized under the straight-line method over the estimated useful life of the related technology, which ranges from 5.5 to 10 years. Note issuance costs were amortized over the life of the related debt, which was 7 years.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	March 30, 2014	December 31, 2013
Patents, trademarks and other	$25,827	$24,327
Accumulated amortization	(10,283)	(9,296)
Net patents, trademarks and other	15,544	15,031
Customer relationships	23,852	21,650
Accumulated amortization	(4,211)	(3,547)
Net customer relationships	19,641	18,103
Developed technology	37,437	18,161
Accumulated amortization	(4,985)	(4,098)
Net developed technology	32,452	14,063
Total intangible assets included in other long-term assets	$67,637	$47,197
Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Patents, trademarks and other	$1,001	$919
Customer relationships	666	505
Developed technology	887	524
Note issuance costs	—	87
Total amortization expense	$2,554	$2,035
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
Remainder of 2014	$2,885	$2,153	$3,164	$8,202
2015	3,695	2,871	4,218	10,784
2016	2,839	2,871	4,218	9,928
2017	2,265	2,523	3,938	8,726
2018	1,649	2,437	3,774	7,860
Thereafter	2,211	6,786	13,140	22,137
Total future amortization expense	$15,544	$19,641	$32,452	$67,637

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Balance, beginning of period	$12,705	$12,049
Reductions for warranty costs incurred	(2,779)	(3,403)
Warranties issued	3,333	3,788
Translation and changes in estimates	5	(154)
Balance, end of period	$13,264	$12,280

NOTE 8.	INCOME TAXES
Our effective income tax rates for the thirteen week periods ended March 30, 2014 and March 31, 2013 were 18.1% and 16.3%, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions. The tax rate is lower in the comparable period due to U.S. research and experimentation tax credits generated in 2012 and recognized in conjunction with the extension of legislation enacted in January 2013. This legislation expired at the end of 2013, and we have not recognized any benefit related to U.S. research and experimentation credits in the thirteen week period ended March 30, 2014.
We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	March 30, 2014	December 31, 2013
Deferred tax assets – current	$9,884	$15,114
Deferred tax assets – non-current	4,261	1,751
Other current liabilities	(53)	(9)
Deferred tax liabilities – non-current	(11,465)	(8,931)
Net deferred tax assets	$2,627	$7,925
Valuation allowance	$4,514	$2,723
Unrecognized Tax Benefits
During the thirteen week periods ended March 30, 2014 and March 31, 2013, unrecognized tax benefits increased $0.1 million and $0.4 million, respectively, primarily due to uncertainty surrounding permanent establishment and tax credits. The increase for the period ended March 30, 2014 was partially offset by effective settlement of $0.2 million of positions taken on returns in a foreign jurisdiction. There were no increases or decreases in prior unrecognized tax benefits resulting from lapses of statutes of limitations during the period. We recognize interest and penalties related to unrecognized tax benefits in tax expense.

For our major tax jurisdictions, the following years were open for examination by the tax authorities as of March 30, 2014:

Jurisdiction	Open Tax Years
U.S.	2010 and forward
The Netherlands	2011 and forward
Czech Republic	2011 and forward

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen week period ended March 30, 2014 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended
Sales to Related Parties	March 30, 2014	March 31, 2013
Product sales:
Applied Materials, Inc.	$959	$3,492
Oregon Health & Science University	130	129
Total product sales to related parties	1,089	3,621
Service sales:
Applied Materials, Inc.	168	133
Lattice Semiconductor Corporation	3	3
Cascade Microtech, Inc.	8	8
Oregon Health & Science University	82	9
Total service sales to related parties	261	153
Total sales to related parties	$1,350	$3,774
Purchases from Related Parties
TMC BV	$408	$25
Oregon Health & Science University	39	—
Total purchases from related parties	$447	$25
Amounts due from (to) related parties were as follows (in thousands):

March 30, 2014
Applied Materials, Inc.	$990
Cascade Microtech, Inc.	8
Oregon Health & Science University	(28)
TMC BV	(290)
Due from related parties, net	$680

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling 107.9 million at March 30, 2014. These commitments expire at various times through the second quarter of 2016.

NOTE 11.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We currently report our segments based on a group structure organization. Our segments are the Industry Group and the Science Group.
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Sales to External Customers:
Industry Group	$106,437	$99,064
Science Group	119,827	122,125
Total	$226,264	$221,189
Gross Profit:
Industry Group	$56,132	$50,514
Science Group	50,192	52,037
Total	$106,324	$102,551

	March 30, 2014	December 31, 2013
Goodwill:
Industry Group	$99,688	$51,532
Science Group	84,572	84,620
Total	$184,260	$136,152
Total Assets:
Industry Group	$401,073	$297,987
Science Group	361,215	365,571
Corporate and Eliminations	715,312	762,526
Total	$1,477,600	$1,426,084
Market segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment general managers are responsible. Selling, general and administrative, research and development and other operating expenses are managed and reported at the corporate level and, given allocation to the market segments would be arbitrary, have not been allocated to the market segments. See the Consolidated Statements of Operations for reconciliations from gross profit to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.

NOTE 12.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
First Quarter 2014 Restructuring
During the first quarter of 2014 we engaged in a restructuring plan principally aimed at consolidating our sales force in Europe. The restructuring plan costs of $1.3 million primarily consisted of severance and related employee termination costs and was completed during the quarter. No future costs under this plan are expected. Savings from this plan is expected to be approximately $1.8 million on an annual basis.

Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization included primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of costs during the fourth quarter of 2012, and recorded $1.1 million of costs during the first half of 2013, for a total cost of $4.0 million. We expect to incur no additional charges related to the reorganization.
Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Thirteen Weeks Ended March 30, 2014	First Quarter 2014 Restructuring	Group Structure Organization	Total
Beginning accrued liability	$—	$50	$50
Charged to expense, net	1,331	—	1,331
Expenditures	(484)	—	(484)
Ending accrued liability	$847	$50	$897

Thirteen Weeks Ended March 31, 2013	Group Structure Organization	Total
Beginning accrued liability	$2,692	$2,692
Charged to expense, net	695	695
Expenditures	(511)	(511)
Write-offs and adjustments	(80)	(80)
Ending accrued liability	$2,796	$2,796

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

March 30, 2014	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. Government-backed securities	$15,092	$—	$—	$15,092
Agency bonds	—	52,967	—	52,967
Commercial paper	—	34,989	—	34,989
Certificates of deposit	—	8,578	—	8,578
Municipal bonds	—	51,601	—	51,601
Corporate bonds	—	12,091	—	12,091
Trading securities:
Equity securities – mutual funds	6,254	—	—	6,254
Derivative contracts, net	—	(2,936)	—	(2,936)
Total	$21,346	$157,290	$—	$178,636

December 31, 2013	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$10,128	$—	$—	$10,128
Agency bonds	—	37,961	—	37,961
Commercial paper	—	39,987	—	39,987
Certificates of deposit	—	7,786	—	7,786
Municipal bonds	—	49,319	—	49,319
Corporate bonds	—	5,001	—	5,001
Trading securities:
Equity securities – mutual funds	5,287	—	—	5,287
Derivative contracts, net	—	(1,113)	—	(1,113)
Total	$15,415	$138,941	$—	$154,356
Agency bonds are securities backed by U.S. government-sponsored entities. U.S. Government-backed securities include Treasury Bills and Treasury Notes.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the thirteen week period ended March 30, 2014.
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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	March 30, 2014	December 31, 2013
Cash flow hedges	$177,397	$208,446
Balance sheet hedges	158,511	172,947
Total outstanding derivative contracts	$335,908	$381,393
The outstanding contracts at March 30, 2014 have varying maturities through the third quarter of 2015. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at March 30, 2014. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Foreign currency loss, inclusive of the impact of derivatives	$(230)	$(599)

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
Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
March 30, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$3,876	$(2,065)	$1,811
Foreign exchange contracts not designated as hedging instruments	720	(275)	445	2,203	(633)	1,570
Total	$720	$(275)	$445	$6,079	$(2,698)	$3,381

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$4,362	$(3,042)	$1,320
Foreign exchange contracts not designated as hedging instruments	2,171	(698)	1,473	2,916	(1,650)	1,266
Total	$2,171	$(698)	$1,473	$7,278	$(4,692)	$2,586
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	March 30, 2014	March 31, 2013
Amount of gain/(loss):
Recognized in OCI (effective portion)	$(2,202)	$(1,799)
Reclassified from accumulated OCI into revenue (effective portion)	37	—
Reclassified from accumulated OCI into cost of sales (effective portion)	(570)	(297)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	—	(25)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$3,109	$767
The unrealized losses at March 30, 2014 are expected to be reclassified to net income during the next eighteen months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income ("AOCI"), as well as details the effect of reclassifications out of AOCI on the line items in the Consolidated Statements of Operations by component (net of tax, in thousands):

	Thirteen Weeks Ended March 30, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,865	$(11)	$(552)	$(1,174)	$47,128
Other comprehensive income before reclassifications	107	1	16	(753)	(629)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(37)	(37)
Cost of goods sold	—	—	—	570	570
Other income (expense)	—	—	—	—	—
Total reclassifications out of AOCI	—	—	—	533	533
Net current period other comprehensive income	107	1	16	(220)	(96)
Ending balance	$48,972	$(10)	$(536)	$(1,394)	$47,032

	Thirteen Weeks Ended March 31, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$38,890	$4	$(819)	$481	$38,556
Other comprehensive income before reclassifications	(15,714)	7	(15)	(1,925)	(17,647)
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	297	297
Other income (expense)	—	—	—	25	25
Total reclassifications out of AOCI	—	—	—	322	322
Net current period other comprehensive income	(15,714)	7	(15)	(1,603)	(17,325)
Ending balance	$23,176	$11	$(834)	$(1,122)	$21,231

NOTE 16.	NEW ACCOUNTING PRONOUNCEMENTS
Recent accounting pronouncements issued by the Financial Accounting Standards Board and the United States Exchange Commission did not have a material impact on the Company's financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that include guidance for revenue, earnings per share and bookings for the second quarter of 2014, revenue expectations for the remainder of 2014, the impact of certain items on our results for these periods and assumptions about tax rates. Forward-looking statements may also be identified by words and phrases that refer to future expectations, such as “guidance”, “guiding”, “forecast”, “toward”, “plan”, “expect”, “expects”, “are expected”, “is expected”, "anticipate", "believe", “will”, “projecting”, “look forward” and other similar words and phrases. Factors that could affect these forward-looking statements include, but are not limited to, the global economic environment; lower than expected customer orders and potential weakness of the Science Group and Industry Group; lower than expected customer orders for recently-introduced new products; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; potential reduced governmental spending due to budget constraints and uncertainty around U.S. or other countries’ sovereign debt; potential disruption in the company’s operations due to organization changes; risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; cyclical changes in the data storage and semiconductor industries, which are the major components of Industry Group revenue; continued weakness in the mining industry, which is also a component of Industry Group revenue; limitations in our manufacturing capacity for certain products; problems in obtaining necessary product components in sufficient volumes on a timely basis from our supply chain; the relative mix of higher-margin and lower-margin products; increases in cancellations; risks associated with a high percentage of the company’s revenue coming from “turns” business, when the order for a product is placed by the customer in the same quarter as the planned shipment; fluctuations in foreign exchange rates, which can affect margins or the competitive pricing of our products; additional costs related to future merger and acquisition activity; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; potential customer requests to defer planned shipments; increased competition and new product offerings from competitors; lower average sales prices and reduced margins on some product sales due to increased competition; failure of the company's products and technology, including new products, to find acceptance with customers; inability to deploy products as expected or delays in shipping products due to technical problems or barriers, especially with regard to recently introduced TEM products; bankruptcy or insolvency of customers or suppliers; changes in tax rate and laws, accounting rules regarding taxes or agreements with tax authorities; the ongoing determination of the effectiveness of foreign exchange hedge transactions; potential shipment or supply chain disruptions due to natural disasters or terrorist attacks; changes to or potential additional restructurings and reorganizations; changes in trade policies and tariff regulations; changes in the regulatory environment in the nations where we do business; and additional selling, general and administrative or research and development expenses.
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
Summary of Products and Segments
We are a leading supplier of scientific instruments and related services for nanoscale applications and solutions for industry and science. We report our revenue based on a group structure organization, which we categorize as the Industry Group and the Science Group.
Our products include transmission electron microscopes ("TEMs"); scanning electron microscopes ("SEMs"); DualBeamTM systems which combine a SEM and a focused ion beam system ("FIB") on a single platform; stand-alone FIBs; high-performance optical microscopes, three-dimensional modeling software, and service and components to support the products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
Our DualBeam systems include models that have wafer handling capability and are purchased by semiconductor equipment manufacturers (“wafer-level DualBeam systems”) and models that have small stages and are sold to customers in several markets (“small-stage DualBeam systems”).

Our significant research and development and manufacturing operations are located in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic; and our software development is managed principally from Bordeaux, France. Our sales and service operations are conducted in the United States (U.S.) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
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
Overview - Orders and Backlog
Orders received in a particular period that are not scheduled to be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At March 30, 2014, our total backlog was $494.6 million, compared to $473.5 million in total backlog at December 31, 2013.
At March 30, 2014, our backlog consisted of $361.6 million of products and $133.0 million related to service, compared to product backlog of $349.3 million and service backlog of $124.2 million at December 31, 2013. Generally, at least 90% of our backlog is shippable within one year.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. There were no cancellations during the first thirteen weeks of 2014 and we experienced cancellations of $4.2 million during all of 2013. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook
OUTLOOK FOR THE REMAINDER OF 2014
Based on our current backlog of unfilled orders, our pipeline of potential orders, conditions in each of our markets, the impact of new products that we have introduced in the last few years and our strategies and competitive positioning, we expect revenue to increase in the second quarter compared with the first quarter. For all of 2014, we expect somewhat higher growth in 2014 than the 4% experienced in 2013 compared with 2012.
Within the Industry segment, we expect growth in the semiconductor business. Our equipment has been used primarily in laboratories for new process development and yield improvement, and the increasing complexity and shrinking dimensions of the devices made by our customers have increased the demand for our workflow solutions. In addition, we have introduced products that are intended to move our tools closer to the production line, and initial customer response has been positive. We believe our volume will increase in part due to demand for those products.
Our Industry Group also includes, to a much lesser extent, sales to companies in the mining and oil and gas markets. Orders from mining company customers remain constrained due to market conditions affecting their business. We continue to reorient our oil and gas business toward reservoir characterization where we believe there is substantial opportunity. As part of that strategy, in the first quarter of 2014 we acquired Lithicon AS, a provider of digital rock technology services and pore-scale micro computed tomography (µCT, or microCT) equipment to oil and gas companies worldwide, and we have begun the integration of Lithicon with our existing operations for oil and gas customers. While we believe this strategy will allow us to introduce new products and address new markets, we do not expect it to materially impact our revenues until after 2014.
Within the Science segment, sales of our products to customers engaged in material research have historically driven the largest portion of revenues. Sales to these customers were relatively weak in the first quarter, as several large potential transactions were postponed. We expect orders to strengthen in the second quarter, resulting in improved revenue performance in the second half of 2014. In addition, we also expect increasing contribution in the second half from the important new products introduced in 2013.
Sales to customers engaged in structural and cell biology research were strong in the first quarter, continuing the growth that developed at the end of 2013. The primary driver of this growth has been increased penetration of electron microscopy into structural biology applications and adoption of our products in correlative microscopy for cell biology. While we may experience variation from quarter to quarter, we expect revenues from customers in the biological sciences to continue to grow.
Gross margin increased by 60 basis points from the first quarter of 2013 to the first quarter of 2014. We are seeking continued gross margin improvement in 2014. In addition to increasing our proportion of newer, higher-margin products and application-specific products, we expect lower costs from continued sourcing improvements and initial production from our new leased facility in the Czech Republic, which is scheduled to open in the second half of 2014. We expect to incur restructuring costs of approximately $3 million in the second half of 2014, related to relocation of this facility and related exit costs, and we are also looking at opportunities for improved efficiencies in the overall organization.
Operating expenses are expected to increase in 2014 due to acquisitions, the increase of sales and service personnel, increased spending for research and development and higher stock-based compensation expense.
Growth in net income for the remainder of 2014 will be primarily dependent on expected increases in revenue and further improvements in gross margin.
Please see the risk factors listed in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the risk factors that could cause our results to vary from this Outlook for the remainder of 2014.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first thirteen weeks of 2014, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.

Results of Operations
The following table sets forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	March 30, 2014		March 31, 2013
Net sales	$226,264	100.0%	$221,189	100.0%
Cost of sales	119,940	53.0	118,638	53.6
Gross profit	106,324	47.0	102,551	46.4
Research and development	25,646	11.3	24,809	11.2
Selling, general and administrative	48,462	21.4	43,524	19.7
Restructuring, reorganization, relocation and severance	1,331	0.6	695	0.3
Operating income	30,885	13.6	33,523	15.2
Other expense, net	(270)	(0.1)	(1,505)	(0.7)
Income before income taxes	30,615	13.5	32,018	14.5
Income tax expense	5,537	2.4	5,217	2.4
Net income	$25,078	11.1%	$26,801	12.1%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales increased $5.1 million, or 2.3%, to $226.3 million in the thirteen week period ended March 30, 2014 (the first quarter of 2014) compared to $221.2 million in the thirteen week period ended March 31, 2013 (the first quarter of 2013). Revenue from acquired businesses increased net sales by $2.5 million, or 1.1%, in the thirteen week period ended March 30, 2014 versus the comparable period of 2013.
Currency fluctuations decreased net sales by $0.4 million, or 0.2%, in the thirteen week period ended March 30, 2014 compared to the same period of 2013. Strengthening of the U.S. dollar against foreign currencies generally has the effect of decreasing net sales and backlog.
The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	March 30, 2014		March 31, 2013
Industry Group	$106,437	47.0%	$99,064	44.8%
Science Group	119,827	53.0	122,125	55.2
Consolidated net sales	$226,264	100.0%	$221,189	100.0%
Industry Group
The $7.4 million, or 7.4%, increase in Industry Group sales in the thirteen week period ended March 30, 2014 versus the comparable period of 2013 was primarily due to increased sales to semiconductor customers, mainly as a result of their capital purchasing cycles and the continued adoption of our near-line product solutions. This increase was partially offset by reduced demand for our products from oil and gas customers and continued weakness in the mining sector driven by lower commodity prices and a corresponding reduction in capital spending. Currency fluctuations decreased Industry Group revenue by $0.2 million, or 0.2%, and revenue from acquired businesses increased revenue by $1.0 million, or 1.0%, versus the comparable period of 2013.
Science Group
The $2.3 million, or 1.9%, decrease in Science Group sales in the thirteen week period ended March 30, 2014 versus the comparable period of 2013 was primarily driven by decreased revenue from high-end, high-resolution systems sold to research and science customers globally. The decrease was offset by increased demand for our structural and cell biology applications solutions, and increased revenue from our installed base. Currency fluctuations decreased Science Group revenue by $0.2 million, or 0.1%, and revenue from acquired businesses increased revenue by $1.5 million, or 1.2%, versus the comparable period of 2013.
Net Sales by Geographic Region
Most of our net sales are derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	March 30, 2014		March 31, 2013
U.S. and Canada	$72,266	31.9%	$68,709	31.1%
Europe	67,042	29.6	65,673	29.7
Asia-Pacific Region and Rest of World	86,956	38.5	86,807	39.2
Consolidated net sales	$226,264	100.0%	$221,189	100.0%
U.S. and Canada
The $3.6 million, or 5.2%, increase in sales to the U.S. and Canada in the thirteen week period ended March 30, 2014 versus the comparable period of 2013 was primarily due to increased sales to customers engaged in materials research, structural and cell biology research, and semiconductor manufacturing. We also saw increased revenue from our installed base.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $1.4 million, or 2.1%, increase in sales to Europe in the thirteen week period ended March 30, 2014 versus the comparable period of 2013 was primarily due to increased revenue from our installed base. We saw increased sales to structural and cell biology customers, though these gains were offset by decreased purchases from research and semiconductor customers. Currency fluctuations increased revenue to Europe by $2.5 million, or 3.9%, in the thirteen week period ended March 30, 2014 versus the comparable period of 2013.
Asia-Pacific Region and Rest of World
The $0.1 million, or 0.2%, increase in sales to the Asia-Pacific Region and Rest of World in the thirteen week period ended March 30, 2014 versus the comparable period of 2013 was largely due to increased purchases by our semiconductor customers as the region continues to expand manufacturing capacity. The increase was offset by declines in sales to customers engaged in research activities in Japan. Currency fluctuations, specifically the weakening of the dollar against the yen, decreased revenue to this region by $2.9 million, or 3.3% in the thirteen week period ended March 30, 2014 versus the comparable period of 2013.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Industry Group	52.7%	51.0%
Science Group	41.9	42.6
Overall	47.0	46.4
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales increased $1.3 million, or 1.1%, to $119.9 million in the thirteen week period ended March 30, 2014 versus $118.6 million in the comparable period of 2013 due primarily to a change in product mix of systems sold. Currency fluctuations decreased cost of sales by $0.8 million and increased our gross margin by $0.4 million, or 0.3 percentage points, during the thirteen week period ended March 30, 2014 versus the comparable period of 2013
Industry Group
The increase in Industry Group gross margin during the thirteen week period ended March 30, 2014 versus the comparable period of 2013 was due primarily to change in product mix as we sold more comparatively higher resolution systems to semiconductor customers, which generally carry higher average margins, as well as an increase in margins on revenue earned from our installed base. Currency fluctuations increased Industry Group gross margin by $0.1 million, or 0.2 percentage points, in the thirteen week period ended March 30, 2014 versus the comparable period of 2013.
Science Group
The decrease in Science Group gross margin in the thirteen week period ended March 30, 2014 versus the comparable period of 2013 was due primarily to changes in product mix as we sold more comparatively lower resolution systems, offset partially by increases in margins recognized from our installed base. Currency fluctuations increased Science Group gross margin by $0.3 million, or 0.4 percentage points, in the thirteen week period ended March 30, 2014 versus the comparable period 2013.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the thirteen week period ended March 30, 2014, and for the comparable period of 2013, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences equipment.
R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Gross spending	$26,583	$26,131
Less subsidies	(937)	(1,322)
Net expense	$25,646	$24,809
R&D costs increased $0.8 million, or 3.4%, in the thirteen week period ended March 30, 2014 versus the comparable period of 2013 primarily due to increased headcount and project spending focused on support of current growth opportunities, and reduced subsidies from European governments. Currency fluctuations increased R&D costs by $0.2 million, or 0.8%, in the thirteen week period ended March 30, 2014 versus the comparable period of 2013.
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
SG&A costs increased $4.9 million, or 11.3%, to $48.5 million in the thirteen week period ended March 30, 2014 compared to $43.5 million in the thirteen week period ended March 31, 2013 primarily due to increased headcount, higher stock-based compensation cost, additional depreciation, and the inclusion of SG&A costs of our acquired companies. Currency fluctuations increased SG&A costs by $0.4 million, or 0.8%, in thirteen week period ended March 30, 2014 versus the comparable period of 2013.
Restructuring, Reorganization, Relocation and Severance
First Quarter 2014 Restructuring
During the first quarter of 2014 we engaged in a restructuring plan principally aimed at consolidating our sales force in Europe. The restructuring plan costs of $1.3 million primarily consisted of severance and related employee termination costs and was completed during the quarter. No future costs under this plan are expected. Savings from this plan is expected to be approximately $1.8 million on an annual basis.
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization included primarily severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of costs during the fourth quarter of 2012, and recorded $1.1 million of costs during the first half of 2013, for a total cost of $4.0 million. We expect to incur no additional charges related to the reorganization.
For information regarding the related accrued liability, see Note 12 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Expense, Net
Other expense, net includes interest income, interest expense, foreign currency transaction gains and losses and other miscellaneous items.
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.2 million in the thirteen week period ended March 30, 2014 and $0.1 million in the comparable period of 2013. The increase in the thirteen week period ended March 30, 2014 versus the comparable period of 2013 was primarily due to higher cash and investment balances.
Interest expense was $0.1 million in the thirteen week period ended March 30, 2014 and $0.8 million in the comparable period of 2013. The decrease in interest expense related primarily to our 2.875% convertible notes, which converted to common stock on June 1, 2013.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.
Income Tax Expense
Our effective income tax rates for the thirteen week periods ended March 30, 2014 and March 31, 2013 were 18.1% and 16.3%, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions. The tax rate in the thirteen week period ended March 30, 2014 is higher than the comparable period in 2013 due to U.S. research and experimentation tax credits, which were generated in 2012 and which were recognized in the first quarter of 2013 in conjunction with the extension of legislation enacted in January 2013. This legislation expired at the end of 2013, and we have not recognized any benefit related to U.S. research and experimentation credits in the thirteen week period ending March 30, 2014, and do not expect to recognize any such benefit in the remainder of 2014.
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
As of March 30, 2014, total unrecognized tax benefits were $24.1 million and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $2.6 million and $7.9 million, respectively, at March 30, 2014 and December 31, 2013. Valuation allowances on deferred tax assets totaled $4.5 million and $2.7 million as of March 30, 2014 and December 31, 2013, respectively. The increase is due to additional valuation allowance against net deferred tax assets recorded as part of the Lithicon acquisition. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of March 30, 2014 consisted of $453.4 million of cash, cash equivalents, short-term restricted cash and short-term investments, $60.7 million in non-current investments, $34.6 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. As of March 30, 2014, $236.8 million of our $548.8 million in total cash, cash equivalents, restricted cash and investments, including long-term restricted cash was located outside of the United States. Although we do not intend to do so, repatriation of these funds would subject us to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries where funds are held. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2019.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from March 30, 2014.
In the thirteen week period ended March 30, 2014, cash and cash equivalents and short-term restricted cash decreased $70.3 million to $332.6 million from $403.0 million as of December 31, 2013 primarily as a result of $64.6 million used for acquisitions, $25.7 million for the net purchase of marketable securities, $5.1 million for dividends paid on common stock, and the $3.3 million unfavorable effect of exchange rate changes. These factors were partially offset by $28.4 million of cash provided by operating activities, and $5.5 million received from the exercise of employee stock options.
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
Accounts receivable increased $12.5 million to $206.9 million as of March 30, 2014, from $194.4 million as of December 31, 2013. This increase was primarily due to the timing of shipments. The March 30, 2014 balance also included a $0.5 million increase related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 83 days at March 30, 2014 and 89 days at March 31, 2013.
Inventories increased $10.8 million to $192.6 million as of March 30, 2014 compared to $181.7 million as of December 31, 2013, mainly due to plans to increase sales volumes in the second quarter of 2014 and beyond. The March 30, 2014 balance included a $0.4 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.9 times for the quarters ended March 30, 2014 and March 31, 2013.
Deferred tax assets, current and long term, net of deferred tax liabilities decreased $5.3 million to $2.6 million as of March 30, 2014, compared to $7.9 million as of December 31, 2013, primarily from the inclusion of additional deferred tax liabilities from our newly acquired companies.
Expenditures for property, plant and equipment of $4.3 million and transfers to fixed assets from inventories of $0.2 million in the thirteen week period ended March 30, 2014 primarily consisted of payments for equipment related to the build-out of our leased Brno facility and demonstration equipment.
Accounts payable increased $21.1 million to $94.3 million as of March 30, 2014 compared to $73.2 million as of December 31, 2013, primarily due to accrued purchases of equipment related to the build-out of the new leased facility in Brno and increased purchases of inventory in anticipation of increased sales volumes in the second quarter of 2014 and beyond.
Accrued payroll liabilities decreased $10.6 million to $34.5 million as of March 30, 2014 compared to $45.1 million as of December 31, 2013, primarily due to the payout of employee incentive compensation.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A., request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of March 30, 2014.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

March 30, 2014
Guarantees and letters of credit outstanding	$49,588
Amount secured by restricted cash deposits:
Current	$14,926
Long-term	34,589
Total secured by restricted cash	$49,515

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
During 2012 we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share, and during 2011 we repurchased 1,654,000 shares for a total of $50.0 million, or an average of $30.19 per share. We did not repurchase any shares during 2013, or in the first thirteen week period of 2014. As of March 30, 2014, 2,119,800 shares remained available for purchase pursuant to this plan.
On May 1, 2014, the Company resumed purchasing shares in the open market under the terms of the plan.
Dividends to Shareholders
In June 2012 we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan's inception. During the first quarter of 2014, our Board of Directors declared a dividend of $0.12 per share of common stock. Dividend payments during the first thirteen week period of 2014 totaled $5.1 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of the Board of Directors.
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
There have been no material changes in our reported market risks and risk management policies since the filing of our 2013 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 21, 2014.

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
The identity and composition of our competitors may change as we increase our focus on application-specific workflows and new market opportunities, such as the oil and gas services sector. As we expand into new markets, we will face competition not only from our existing competitors, but also from other competitors, including companies with stronger technological, marketing and sales positions in those markets.

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
We have historically shipped approximately 65%-75% of our products in the last month of each quarter. In addition, we rely on a significant amount of turns business (revenue from tools booked and sold in the same quarter) in any given quarter. As any one sale may be significant to meeting our quarterly sales projection (as our average selling price for a tool is approximately $1 million), any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.

Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 68%, 69% and 68% of our sales came from outside the U.S. in the first thirteen weeks of 2014, 2013 and 2012, respectively. Our sales to China have grown considerably in recent years. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
Moreover, we operate in over 50 countries, including in 25 where we have a direct presence, and we are seeking to establish a direct presence in additional countries. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore, maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.
Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks (e.g., avian or swine influenza);

•	changes in the regulatory environment in countries where we do business could lead to delays in the importation of products into those countries;

•	the implementation and administration of the Control of Electronic Information Products (often referred to as China RoHS) regulations could lead to delays in the importation of products into China;

•	European Union Regulation of Hazardous Substances (RoHS) which could create problems in manufacture and delivery of certain products in Europe;

•	political and economic instability (e.g. unrest in Mexico, Egypt, Greece, the Middle East and Eastern Europe);

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	potential labor unrest.
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
A significant portion of our Science Group revenue is dependent on government investments in, and tax credits for, research and development of new technology. To the extent that governments, especially in Europe or the U.S., reduce their spending in response to budget deficits and debt limitations, demand for our products could be affected. To date, we have not seen an impact from such actions, although the U.S. government has indicated that it plans to reduce funding for research. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On August 9, 2013 we acquired nanoTechnology Systems Pty. Ltd. of Melbourne, Australia, which previously operated as our exclusive distributor in Australia and New Zealand for approximately 10 years. On February 5, 2014 we acquired Lithicon AS of Trondheim, Norway, a provider of digital rock technology services and pore-scale micro computed tomography equipment to oil and gas companies worldwide. We continue to work to integrate these new entities.
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
Recently, demand for our product has accelerated and, as orders increase, we may not be able to ramp our manufacturing capacity and supply chain fast enough to keep pace with order intake for every product line offered. We recently experienced challenges regarding manufacturing capacity for our TEM products driven by rapid growth. As a consequence, our ability to realize revenue on orders may be delayed or, in some cases, reduced and we may suffer cancellations. In addition, the quality of the products we ship may suffer, damaging our reputation and future sales. Although we are planning expansion to address future capacity needs, our failure to plan adequately or execute on those plans could constrain capacity in the future.
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
We are planning to move our operations in the Czech Republic to a new leased facility beginning in the middle of 2014. Our current facility accounts for over half of the total product shipments each quarter. Moving product manufacturing includes, among others, the following risks:

•	unanticipated additional costs connected to such moves;

•	higher than expected employee attrition;

•	delay or failure in being able to build the transferred product at the new sites;

•	unanticipated additional labor and materials costs related to such moves;

•	logistical issues arising from the moves; and

•	product quality falling short of the product standard when manufactured at the prior location.
Any of these factors could cause us to miss product orders, cause a decline in product quality and completeness, damage our reputation, increase costs of goods sold or decrease revenue and gross margins.
If our customers cancel or reschedule orders or if an anticipated order for even one of our systems is not received in time to permit shipping during a certain fiscal period, our operating results for that fiscal period may fluctuate and our business and financial results for such period could be materially and adversely affected. Cancellation risks rise in periods of economic uncertainty.
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
Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of our high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We experienced no cancellations during the first thirteen weeks of 2014 and $4.2 million in all of 2013.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first thirteen weeks of 2014, 2013 and 2012, approximately 30%, 30% and 29% of our revenue was denominated in euros, respectively, while more than half of our expenses were denominated in euros, Czech Koruna, yen or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese Yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech Koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
The volatility of dollar/euro and dollar/Czech Koruna exchange rates can make it more difficult for us to deploy our hedging program and create effective hedges.
Gross margins on our products vary between product lines and markets and, accordingly, changes in product mix will affect our results of operations.
If a higher portion of our net sales in any given period have lower gross margins, our overall gross margins and earnings would be negatively affected. Sales to our semiconductor customers, which ultimately depend on consumers who buy electronic devices, is volatile, but contributes, on average, a higher proportion of our gross margin. Any significant downturn in the market would have a negative impact on our overall performance.
Our business is complex, and changes to the business may not achieve their desired benefits.
Our business is based on a myriad of technologies, encompassed in multiple different product lines, addressing various customers in a range of markets in different regions of the world. A business of our breadth and complexity requires significant management time, attention and resources. In addition, significant changes to our business, such as changes in manufacturing, operations, product lines, market focus or organizational structure or focus, can be distracting, time-consuming and expensive. These changes can have short-term adverse effects on our financial results. Moreover, we operate through various foreign subsidiaries that are subject to local corporate, labor and other laws. Specifically, the requirements that certain actions of our subsidiaries are subject to approval by local workers councils and supervisory boards could impair the company's ability to take various actions and could result in unanticipated additional expense and delays.
In addition, the complexity of product lines and diversity of our customer base creates manufacturing planning and control challenges that may lead to higher costs of materials and labor, increased service costs, delayed shipments and excessive inventory. Our products incorporate leading-edge technology, including both hardware and software components. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, which may interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. Failure to effectively manage these manufacturing and product testing issues may materially impact our financial position, results of operations or cash flow.
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
Our installed base of approximately 9,260 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.
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
Our success depends in large part on the protection of our proprietary rights. We generally rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology, products and services. We incur significant costs to obtain and maintain patents and other intellectual property rights and to defend our intellectual property. We also rely on the laws of the U.S. and other countries where we develop, manufacture or sell products and services to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights. More specifically, we depend on trade secrets used in the development and manufacture of our products and delivery of our services. We endeavor to protect these trade secrets, but the measures taken to protect these trade secrets may be inadequate or ineffective. These risks may increase as we focus on application-specific workflows and new market opportunities, such as those in the oil and gas services sector, where key aspects of the technology may be publicly available to competitors and new market entrants.
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. Approximately 68%, 69% and 68% of our sales occurred outside the U.S. in the first thirteen weeks of 2014, 2013 and 2012, respectively, and if we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
Several of our competitors hold patents or other intellectual property rights covering a variety of technologies that may be included in some of our products and services. In addition, some of our customers may use our products for applications that are similar to those covered by these patents or other intellectual property rights. From time to time, we, and our respective customers, have received correspondence from our competitors claiming that some of our products, as sold by us or used by our customers, may be infringing one or more of these patents or other intellectual property rights. Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running the business.
In addition, our competitors or other entities, including non-practicing entities, may assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others. Additionally, if claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.
If we become subject to additional infringement claims, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question, developing non-infringing technology or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms, develop non-infringing technology or successfully defend our position, these potential infringement claims could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions due to our lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risk.
If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
In September 2010, our Board of Directors approved a plan to repurchase up to a total of 4.0 million shares of our common stock. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors and capital availability. Dividends have been paid under this program each quarter since its inception in June 2012. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Attracting qualified personnel is difficult, and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers. The market for qualified engineers is very competitive. In addition, experienced management and technical, sales, marketing and service personnel in the technology industry are in high demand, and competition for such talent is intense. The loss of key personnel, or our inability to attract key personnel, could have an adverse effect on our business, financial condition or results of operations.

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
Our products are highly complex, and our extensive product development, manufacturing and testing processes may not be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us. As a result, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products after they are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers and other losses to us or to our customers. These occurrences could also result in the loss of, or delay in, market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability. Also, our ability to recognize revenue that has been deferred on sales of new products could be negatively impacted if all conditions for revenue recognition are not met.
Some of our systems use hazardous gases and high voltage power supplies as well as emit x-rays, which, if not properly contained, could result in property damage, bodily injury and death.
A product safety failure, such as a hazardous gas release, high voltage power supply problem, x-ray leak or extreme pressure release, could result in substantial liability and could also significantly damage customer relationships and our reputation and disrupt future sales. Moreover, remediation could require redesign of the tools involved, creating additional expense, increasing tool costs and damaging sales. In addition, a product safety failure could involve significant litigation that would divert management time and resources and cause unanticipated legal expense. Further, if such a failure involved violation of health and safety laws, we may suffer substantial fines and penalties in addition to the other damage suffered. Finally, failure to properly manage the regulatory requirements for shipment of dangerous products could cause delays in clearing customs and thereby cause delay or loss of revenue in any particular quarter.
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
Changes in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. New rules, changes to existing rules, or the questioning of current practices may adversely affect our reported financial results or change the way we conduct our business.
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

FEI COMPANY

Dated:	May 2, 2014	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)