Form 10-Q
period 2014-06-29
FEI CO
filed 2014-08-01
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of July 28, 2014 was 41,959,939.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 29, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$272,372	$384,170
Short-term investments in marketable securities	125,945	108,191
Short-term restricted cash	19,176	18,798
Receivables, net of allowances for doubtful accounts of $2,974 and $2,969	225,174	194,418
Inventories	195,712	181,725
Deferred tax assets	10,670	15,114
Other current assets	35,913	28,324
Total current assets	884,962	930,740
Non-current investments in marketable securities	57,643	47,278
Long-term restricted cash	35,075	32,718
Property, plant and equipment, net of accumulated depreciation of $135,750 and $125,405	171,937	157,829
Intangible assets, net of accumulated amortization of $24,826 and $19,385	65,121	47,197
Goodwill	184,994	136,152
Deferred tax assets	7,528	1,751
Non-current inventories	57,326	62,104
Other assets, net	13,668	10,315
Total Assets	$1,478,254	$1,426,084
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$87,975	$73,247
Accrued payroll liabilities	41,123	45,146
Accrued warranty reserves	12,620	12,705
Short-term deferred revenue	91,033	91,563
Income taxes payable	8,651	4,579
Accrued restructuring, reorganization, relocation and severance	1,398	50
Other current liabilities	52,331	46,324
Total current liabilities	295,131	273,614
Long-term deferred revenue	35,710	30,744
Deferred tax liabilities	11,521	8,931
Other liabilities	36,472	35,227
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 41,959 and 42,136 shares issued and outstanding, no par value	626,814	637,482
Retained earnings	427,307	392,958
Accumulated other comprehensive income	45,299	47,128
Total Shareholders’ Equity	1,099,420	1,077,568
Total Liabilities and Shareholders’ Equity	$1,478,254	$1,426,084

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net sales:
Products	$179,030	$170,337	$348,328	$339,832
Service	57,925	52,141	114,892	103,835
Total net sales	236,955	222,478	463,220	443,667
Cost of sales:
Products	92,077	82,680	178,673	167,863
Service	35,027	32,901	68,371	66,356
Total cost of sales	127,104	115,581	247,044	234,219
Gross profit	109,851	106,897	216,176	209,448
Operating expenses:
Research and development	26,221	25,413	51,866	50,222
Selling, general and administrative	50,587	42,639	99,050	86,163
Restructuring, reorganization, relocation and severance	2,228	395	3,559	1,090
Total operating expenses	79,036	68,447	154,475	137,475
Operating income	30,815	38,450	61,701	71,973
Other expense:
Interest income	221	137	373	253
Interest expense	(173)	(669)	(272)	(1,485)
Other, net	(854)	(920)	(1,177)	(1,725)
Total other expense, net	(806)	(1,452)	(1,076)	(2,957)
Income before income taxes	30,009	36,998	60,625	69,016
Income tax expense	5,061	7,005	10,599	12,222
Net income	$24,948	$29,993	$50,026	$56,794
Basic net income per share	$0.59	$0.76	$1.19	$1.46
Diluted net income per share	$0.59	$0.72	$1.17	$1.36
Cash dividends declared per share	$0.25	$0.12	$0.37	$0.20
Shares used in per share calculations:
Basic	42,080	39,496	42,135	39,012
Diluted	42,627	42,281	42,701	42,227

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$24,948	$29,993	$50,026	$56,794
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	(1,863)	6,361	(1,756)	(9,353)
Change in unrealized gain on available-for-sale securities	39	(10)	40	(3)
Change in minimum pension liability	17	(56)	33	(71)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(1,022)	70	(1,775)	(1,855)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	1,096	304	1,629	626
Comprehensive income	$23,215	$36,662	$48,197	$46,138

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$50,026	$56,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,640	11,451
Amortization	6,864	5,248
Stock-based compensation	10,961	8,712
Asset impairments, write-offs of intangible assets and other	282	16
Income taxes (receivable) payable, net	(1,691)	8,188
Deferred income taxes	(2,411)	(4,389)
Decrease (increase), net of acquisitions, in:
Receivables	(28,932)	8,517
Inventories	(18,243)	(5,171)
Other assets	710	1,348
Increase (decrease), net of acquisitions, in:
Accounts payable	10,411	6,356
Accrued payroll liabilities	(4,574)	(4,759)
Accrued warranty reserves	(88)	258
Deferred revenue	(785)	8,188
Accrued restructuring, reorganization, relocation and severance	1,354	(1,601)
Other liabilities	5,900	(7,628)
Net cash provided by operating activities	44,424	91,528
Cash flows from investing activities:
Increase in restricted cash	(3,154)	(6,561)
Acquisition of property, plant and equipment	(23,322)	(42,566)
Payments for acquisitions, net of cash acquired	(65,049)	—
Purchase of investments in marketable securities	(133,213)	(73,397)
Redemption of investments in marketable securities	105,267	69,915
Other	(499)	(1,304)
Net cash used in investing activities	(119,970)	(53,913)
Cash flows from financing activities:
Redemption of 2.875% convertible notes	—	(73)
Dividends paid on common stock	(10,129)	(6,164)
Withholding taxes paid on issuance of vested restricted stock units	(1,331)	(439)
Proceeds from exercise of stock options and employee stock purchases	7,880	6,816
Excess tax benefit for share based payment arrangements	2,011	1,069
Repurchases of common stock	(30,479)	—
Net cash (used in) provided by financing activities	(32,048)	1,209
Effect of exchange rate changes	(4,204)	(1,056)
(Decrease) increase in cash and cash equivalents	(111,798)	37,768
Cash and cash equivalents:
Beginning of period	384,170	266,302
End of period	$272,372	$304,070
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$9,883	$6,204
Cash paid for interest	196	1,439
Increase in fixed assets related to transfers with inventories	2,657	5,873
Dividends declared but not paid	10,564	4,996
Conversion of 2.875% convertible notes	—	88,937
Accrued purchases of plant and equipment	4,619	—

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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and twenty-six week periods ended June 29, 2014 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2014.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	the valuations of intangible assets;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management's estimates may change in the future.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 29, 2014			June 30, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$24,948	42,080	$0.59	$29,993	39,496	$0.76
Dilutive effect of 2.875% convertible debt	—	—	—	325	2,164	(0.03)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	547	—	—	621	(0.01)
Diluted EPS	$24,948	42,627	$0.59	$30,318	42,281	$0.72

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2014			June 30, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$50,026	42,135	$1.19	$56,794	39,012	$1.46
Dilutive effect of 2.875% convertible debt	—	—	—	780	2,595	(0.08)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	566	(0.02)	—	620	(0.02)
Diluted EPS	$50,026	42,701	$1.17	$57,574	42,227	$1.36
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Stock options	244	226	190	219
Restricted stock units	12	1	6	1

NOTE 3.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
At our 2014 Annual Meeting of Shareholders, which was held on May 8, 2014, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 3,950,000 to 4,200,000.
1995 Stock Incentive Plan
Also at our 2014 Annual Meeting of Shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 11,000,000 to 11,250,000.
The following table sets forth certain information regarding the 1995 Plan:

June 29, 2014
Shares available for grant	1,877,083
Shares of common stock reserved for issuance	3,595,338

The following table sets forth certain information regarding all options outstanding and exercisable:

	June 29, 2014
	Options Outstanding	Options Exercisable
Number	868,143	175,414
Weighted average exercise price	$60.16	$38.64
Aggregate intrinsic value	$ 27.0 million	$ 9.2 million
Weighted average remaining contractual term	5.3 years	3.9 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	June 29, 2014
	RSUs Nonvested	RSUs Expected to Vest
Number	850,114	748,279
Weighted average grant date per share fair value	$63.36	$62.30
Aggregate intrinsic value	$ 77.6 million	$ 68.3 million
Weighted average remaining term to vest	1.5 years	1.5 years
As of June 29, 2014, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $55.5 million, which will be recognized over the weighted average remaining vesting period of 2.0 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of sales	$857	$616	$1,583	$1,211
Research and development	713	545	1,330	1,076
Selling, general and administrative	4,253	3,187	8,048	6,425
Total stock-based compensation	$5,823	$4,348	$10,961	$8,712

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires April 1, 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent (the "Agent"), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of June 29, 2014, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
On July 3, 2014, we entered into the Third Amendment to Credit Agreement (the "Third Amendment") with the Agent, various lenders (the "Lenders") and certain other parties. Among other things, the Third Amendment amended the Credit Agreement to increase the permitted amount of restricted payments, subject to certain conditions and certain technical amendments.
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

The following table sets forth information related to guarantees and letters of credit (in thousands):

June 29, 2014
Guarantees and letters of credit outstanding	$54,391
Amount secured by restricted cash deposits:
Current	$19,176
Long-term	35,075
Total secured by restricted cash	$54,251

NOTE 5.	INVENTORIES
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
Inventories consisted of the following (in thousands):

	June 29, 2014	December 31, 2013
Raw materials and assembled parts	$59,407	$61,235
Service inventories, estimated current requirements	14,046	15,197
Work-in-process	88,237	75,883
Finished goods	34,022	29,410
Total current inventories	$195,712	$181,725
Non-current inventories	$57,326	$62,104

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013
Balance, beginning of period	$136,152	$131,320
Goodwill additions	46,880	—
Goodwill adjustments	1,962	(2,198)
Balance, end of period	$184,994	$129,122
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries as well as an adjustment related to the finalization of the purchase price allocation of the acquisition of ASPEX Corporation in 2012.
Acquisition of Lithicon AS
On February 5, 2014 we acquired 100% of the outstanding shares of Lithicon AS ("Lithicon"), which has operations in Norway and Australia. Lithicon provides digital rock technology services and pore-scale micro computed tomography (microCT) equipment to oil and gas companies. In conjunction with the acquisition we have obtained the helical scan microCT product and associated software from the Australian National University through a licensing and development agreement.
The total purchase price of the acquisition was $68.0 million, plus an adjustment for the change in final closing accounts of $0.4 million. We paid $0.4 million in transaction costs, of which $0.3 million was paid in the first quarter. Those costs were expensed as incurred and are recorded in selling, general and administrative costs on the Consolidated Statements of Operations. The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of February 5, 2014. The fair value of net tangible assets acquired was $7.7 million and the fair value of net intangible assets acquired was $22.0 million, which consisted of $18.6 million in developed technology, $2.2 million of customer relationships and $1.2 million of purchased backlog. Including an increase to net deferred tax liabilities of $8.1 million, the excess of the purchase price over the fair value of the net assets acquired was $46.9 million, which was recorded as goodwill in the Industry Group. For the thirteen and twenty-six week periods ended June 29, 2014 the acquired business added $1.6 million and $2.4 million of revenue, respectively, and a net loss of $1.1 million and $2.1 million, respectively, to our consolidated financial results.
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
Other Intangible Assets
Patents, trademarks and other are amortized using the straight-line method over their estimated useful lives of 2 to 10 years. Customer relationships are amortized using the straight-line method over their estimated useful lives of 5 to 10 years. Developed technology is amortized using the straight-line method over the estimated useful life of the related technology, which ranges from 5.5 to 10 years. Note issuance costs were amortized over the life of the related debt, which was 7 years.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	June 29, 2014	December 31, 2013
Patents, trademarks and other	$25,936	$24,327
Accumulated amortization	(11,340)	(9,296)
Net patents, trademarks and other	14,596	15,031
Customer relationships	24,052	21,650
Accumulated amortization	(4,967)	(3,547)
Net customer relationships	19,085	18,103
Developed technology	37,514	18,161
Accumulated amortization	(6,074)	(4,098)
Net developed technology	31,440	14,063
Note issuance costs	2,445	2,445
Accumulated amortization	(2,445)	(2,445)
Net note issuance costs	—	—
Total intangible assets included in other long-term assets	$65,121	$47,197
Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013
Patents, trademarks and other	$2,119	$1,777
Customer relationships	1,421	1,073
Developed technology	1,976	1,102
Note issuance costs	—	146
Total amortization expense	$5,516	$4,098

Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
Remainder of 2014	$1,864	$1,447	$2,112	$5,423
2015	3,704	2,894	4,224	10,822
2016	2,826	2,894	4,224	9,944
2017	2,271	2,546	3,946	8,763
2018	1,656	2,461	3,729	7,846
Thereafter	2,275	6,843	13,205	22,323
Total future amortization expense	$14,596	$19,085	$31,440	$65,121

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013
Balance, beginning of period	$12,705	$12,049
Reductions for warranty costs incurred	(6,430)	(6,580)
Warranties issued	6,347	6,804
Translation and changes in estimates	(2)	(127)
Balance, end of period	$12,620	$12,146

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and twenty-six week periods ended June 29, 2014 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions, offset by a reduction of unrecognized tax benefits due primarily to settlements with taxing authorities. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	June 29, 2014	December 31, 2013
Deferred tax assets – current	$10,670	$15,114
Deferred tax assets – non-current	7,528	1,751
Deferred tax liabilities – current	(54)	(9)
Deferred tax liabilities – non-current	(11,521)	(8,931)
Net deferred tax assets	$6,623	$7,925
Valuation allowance	$4,511	$2,723

Unrecognized Tax Benefits
During the thirteen and twenty-six week periods ended June 29, 2014, unrecognized tax benefits decreased by $0.7 million and $0.6 million, respectively, primarily due to settlements with taxing authorities which were partially offset by additional uncertainty surrounding permanent establishment and transfer pricing in various foreign jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of June 29, 2014:

Jurisdiction	Open Tax Years
U.S.	2010 and forward
The Netherlands	2011 and forward
Czech Republic	2011 and forward

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and twenty-six week periods ended June 29, 2014 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Sales to Related Parties	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Product sales:
Applied Materials, Inc.	$1,383	$99	$2,342	$3,591
Lattice Semiconductor Corporation	—	4	—	4
Cascade Microtech, Inc.	—	—	—	—
Oregon Health and Science University	119	126	249	255
Total product sales to related parties	1,502	229	2,591	3,850
Service sales:
Applied Materials, Inc.	187	197	355	330
Lattice Semiconductor Corporation	3	3	6	6
Cascade Microtech, Inc.	8	8	16	16
Oregon Health and Science University	93	7	175	16
Total service sales to related parties	291	215	552	368
Total sales to related parties	$1,793	$444	$3,143	$4,218
Purchases from Related Parties
TMC BV	$882	$23	$1,290	$48
Oregon Health and Science University	39	175	78	175
Total purchases from related parties	$921	$198	$1,368	$223

Amounts due from (to) related parties were as follows (in thousands):

June 29, 2014
Applied Materials, Inc.	$1,755
Cascade Microtech, Inc.	8
TMC BV	(657)
Oregon Health and Science University	(34)
Due from related parties, net	$1,072

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $87.9 million at June 29, 2014. These commitments expire at various times through the second quarter of 2016.

NOTE 11.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We currently report our segments based on a group structure organization. Our segments are Industry Group and Science Group.
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Sales to External Customers:
Industry Group	$127,225	$103,702	$233,664	$202,766
Science Group	109,730	118,776	229,556	240,901
Total	$236,955	$222,478	$463,220	$443,667
Gross Profit:
Industry Group	$64,088	$53,788	$120,221	$104,302
Science Group	45,763	53,109	95,955	105,146
Total	$109,851	$106,897	$216,176	$209,448

	June 29, 2014	December 31, 2013
Goodwill:
Industry Group	$100,814	$51,532
Science Group	84,180	84,620
Total	$184,994	$136,152
Total Assets:
Industry Group	$419,289	$297,987
Science Group	355,961	365,571
Corporate and Eliminations	703,004	762,526
Total	$1,478,254	$1,426,084

Market segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment general managers are responsible. Selling, general and administrative, research and development and other operating expenses are managed and reported at the corporate level and, because allocation to the market segments would be arbitrary, have not been allocated to the market segments. See the Consolidated Statements of Operations for reconciliations from gross profit to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.

NOTE 12.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
Second Quarter 2014 Realignment
During the second quarter of 2014 we began to implement a resource realignment plan that will cause us to incur expenses during the remainder of 2014. The realignment plan aims to improve our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We intend to shift our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, and expect the realignment plan to better position us to pursue our growth strategy. The realignment plan activities currently include the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of such operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources.
During the second quarter of 2014, we incurred approximately $2.2 million of severance and site relocation fees, $2.5 million related to acceleration of an acquisition-related earn-out, $0.5 million for impairment and other asset write-offs, and $0.7 million for inventory write-offs related to the realignment plan. These costs have been recorded in the second quarter of 2014 in our Consolidated Statements of Operations as follows: $0.7 million in cost of sales, $3.0 million in selling, general and administrative expenses and $2.2 million in restructuring, reorganization, relocation, and severance expenses. For the remainder of 2014, we expect to incur additional costs of approximately $18.0 million, including costs to move to our new facility in the Czech Republic, most of which are expected to be cash expenditures. The total cost of the realignment plan is estimated to be approximately $24.0 million, with all costs to be incurred during 2014. Savings from the realignment plan are expected to be approximately $10.0 million on an annual basis.
First Quarter 2014 Restructuring
During the first quarter of 2014 we engaged in a restructuring plan principally aimed at consolidating our sales force in Europe. The $1.3 million cost incurred in implementing the restructuring plan primarily consisted of severance and other employee termination related costs, and was incurred during the first quarter of 2014. We do not expect to incur any additional costs under this plan. Savings from this plan are expected to be approximately $1.8 million on an annual basis.
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization consisted primarily of severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of costs during the fourth quarter of 2012, and recorded $1.1 million of severance costs during 2013, for a total cost of $4.0 million. We do not expect to incur any additional costs under this reorganization plan.
Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Twenty-Six Weeks Ended June 29, 2014	Second Quarter 2014 Realignment	First Quarter 2014 Restructuring	Group Structure Reorganization	Total
Beginning accrued liability	$—	$—	$50	$50
Charged to expense, net	2,228	1,331	—	3,559
Expenditures	(880)	(1,331)	—	(2,211)
Ending accrued liability	$1,348	$—	$50	$1,398

Twenty-Six Weeks Ended June 30, 2013	Group Structure Organization	Total
Beginning accrued liability	$2,692	$2,692
Charged to expense, net	1,090	1,090
Expenditures	(2,744)	(2,744)
Write-offs and adjustments	16	16
Ending accrued liability	$1,054	$1,054

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

June 29, 2014	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. Government-backed securities	$15,063	$—	$—	$15,063
Agency bonds	—	37,481	—	37,481
Commercial paper	—	45,824	—	45,824
Certificates of deposit	—	13,663	—	13,663
Municipal bonds	—	49,929	—	49,929
Corporate bonds	—	14,948	—	14,948
Trading securities:
Equity securities – mutual funds	6,680	—	—	6,680
Derivative contracts, net	—	(2,932)	—	(2,932)
Total	$21,743	$158,913	$—	$180,656

December 31, 2013	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$10,128	$—	$—	$10,128
Agency bonds	—	37,961	—	37,961
Commercial paper	—	39,987	—	39,987
Certificates of deposit	—	7,786	—	7,786
Municipal bonds	—	49,319	—	49,319
Corporate bonds	—	5,001	—	5,001
Trading securities:
Equity securities – mutual funds	5,287	—	—	5,287
Derivative contracts, net	—	(1,113)	—	(1,113)
Total	$15,415	$138,941	$—	$154,356
Agency bonds are securities backed by U.S. government-sponsored entities. U.S. Government-backed securities include Treasury Bills and Treasury Notes.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the twenty-six weeks ended June 29, 2014.

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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	June 29, 2014	December 31, 2013
Cash flow hedges	$161,000	$208,446
Balance sheet hedges	200,433	172,947
Total outstanding derivative contracts	$361,433	$381,393
The outstanding contracts at June 29, 2014 have varying maturities through the fourth quarter of 2015. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at June 29, 2014. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Foreign currency loss, inclusive of the impact of derivatives	$(723)	$(927)	$(953)	$(1,526)
Cash Flow Hedges
We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure may extend, generally, up to a twenty-four month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro and the U.S. dollar/Czech koruna exchange rate. The zero cost collar contract hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.
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

Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
June 29, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$2,528	$(985)	$1,543
Foreign exchange contracts not designated as hedging instruments	373	(107)	266	2,073	(418)	1,655
Total	$373	$(107)	$266	$4,601	$(1,403)	$3,198

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$4,362	$(3,042)	$1,320
Foreign exchange contracts not designated as hedging instruments	2,171	(698)	1,473	2,916	(1,650)	1,266
Total	$2,171	$(698)	$1,473	$7,278	$(4,692)	$2,586
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Amount of gain/(loss):
Recognized in AOCI (effective portion)	$(2,057)	$(1,131)	$(4,259)	$(2,930)
Reclassified from AOCI into revenue (effective portion)	9	—	46	—
Reclassified from AOCI into cost of sales (effective portion)	(1,096)	(283)	(1,666)	(580)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(9)	(21)	(9)	(46)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(636)	$2,324	$(3,745)	$3,091
The unrealized losses at June 29, 2014 are expected to be reclassified to net income during the next eighteen months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income ("AOCI"), as well as details the effect of reclassifications out of AOCI on the line items in the Consolidated Statements of Operations by component (net of tax, in thousands):

	Thirteen Weeks Ended June 29, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,972	$(10)	$(536)	$(1,394)	$47,032
Other comprehensive income before reclassifications	(1,863)	39	17	(1,022)	(2,829)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(9)	(9)
Cost of goods sold	—	—	—	1,096	1,096
Other income (expense)	—	—	—	9	9
Total reclassifications out of AOCI	—	—	—	1,096	1,096
Net current period other comprehensive income	(1,863)	39	17	74	(1,733)
Ending balance	$47,109	$29	$(519)	$(1,320)	$45,299

	Twenty-Six Weeks Ended June 29, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,865	$(11)	$(552)	$(1,174)	$47,128
Other comprehensive income before reclassifications	(1,756)	40	33	(1,775)	(3,458)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(46)	(46)
Cost of goods sold	—	—	—	1,666	1,666
Other income (expense)	—	—	—	9	9
Total reclassifications out of AOCI	—	—	—	1,629	1,629
Net current period other comprehensive income	(1,756)	40	33	(146)	(1,829)
Ending balance	$47,109	$29	$(519)	$(1,320)	$45,299

	Thirteen Weeks Ended June 30, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$23,176	$11	$(834)	$(1,122)	$21,231
Other comprehensive income before reclassifications	6,361	(10)	(56)	70	6,365
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	283	283
Other income (expense)	—	—	—	21	21
Total reclassifications out of AOCI	—	—	—	304	304
Net current period other comprehensive income	6,361	(10)	(56)	374	6,669
Ending balance	$29,537	$1	$(890)	$(748)	$27,900

	Twenty-Six Weeks Ended June 30, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$38,890	$4	$(819)	$481	$38,556
Other comprehensive income before reclassifications	(9,353)	(3)	(71)	(1,855)	(11,282)
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	580	580
Other income (expense)	—	—	—	46	46
Total reclassifications out of AOCI	—	—	—	626	626
Net current period other comprehensive income	(9,353)	(3)	(71)	(1,229)	(10,656)
Ending balance	$29,537	$1	$(890)	$(748)	$27,900

NOTE 16.	FACTORING OF ACCOUNTS RECEIVABLE
We entered into agreements under which we sold a total of $2.8 million and $4 million of our accounts receivable at a discount to unrelated third party financiers without recourse during the thirteen and twenty-six week periods ended June 29, 2014, respectively. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our Consolidated Statements of Operations as other expense. We sold $9.9 million of accounts receivable under these agreements during 2013.
NOTE 17.    NEW ACCOUNTING PRONOUNCEMENTS
ASU 2014-09
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that include guidance for revenue, earnings per share and bookings for the third quarter of 2014, revenue expectations for the remainder of 2014, the impact of certain items on our results for these periods and assumptions about tax rates. Factors that could affect these forward-looking statements include, but are not limited to: the global economic environment; lower than expected customer orders, including for recently-introduced products; potential weakness of the Science and Industry market segments; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; potential delayed or reduced governmental spending to support expected orders; potential disruption in the company's operations due to organizational changes; cyclical changes in the semiconductor industry, which is a major component of Industry market segment revenue; the relative mix of higher-margin and lower-margin products; potential for increased volatility resulting from larger sales transactions; risks associated with a high percentage of the company's revenue coming from "turns" business, when the order for a product is placed by the customer in the same quarter as the planned shipment, and risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; delays in meeting all accounting requirements for revenue recognition; fluctuations in foreign exchange rates, which can affect margins or the competitive pricing of our products; additional costs related to future merger and acquisition activity; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; failure to achieve improved operational efficiency and other benefits from infrastructure investments and restructuring activities; changes to current restructuring activities, including greater than estimated costs, or potential additional restructurings and reorganizations; potential customer cancellations or requests to defer planned shipments; changes in backlog and the timing of shipments from backlog; inability to deploy products as expected or delays in shipping products due to technical problems or barriers, especially with regard to recently introduced TEM products; potential shipment or supply chain disruptions; and additional selling, general and administrative or research and development expenses.
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
Overview - Orders and Backlog
Orders received in a particular period that are not scheduled to be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At June 29, 2014, our total backlog was $516.7 million, compared to $473.5 million in total backlog at December 31, 2013.
At June 29, 2014, our backlog consisted of $373.2 million of products and $143.5 million related to service, compared to product backlog of $349.3 million and service backlog of $124.2 million at December 31, 2013. Generally, at least 90% of our backlog is shippable within one year. Recently, we have seen a trend where our orders have longer lead times resulting in less backlog shippable in the near quarter and more in one quarter out. In addition, the size of individual orders has increased due to our customers ordering higher priced tools and multiple tool orders as well as multi-year service contracts. These factors may increase the volatility of our future revenue forecasts.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. There were no cancellations during the first twenty-six weeks of 2014 and we experienced cancellations of $4.2 million during all of 2013. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2014
Based on our current backlog of unfilled orders, our pipeline of potential orders, conditions in each of our markets, the impact of new products that we have introduced in the last few years and our strategies and competitive positioning, we expect revenue to increase in the second half compared with the first half of 2014. For all of 2014, we expect revenue to grow compared to 2013.
Within the Industry Group, we expect growth in the semiconductor business. Our equipment has been used primarily in laboratories for new process development and yield improvement, and the increasing complexity and shrinking dimensions of the devices made by our customers have increased the demand for our workflow solutions. In addition, we have introduced products that are intended to move our tools closer to the production line. We believe our volume will increase in part due to demand for those products. Within the overall context of growth, the timing of orders and revenue growth from quarter to quarter will depend on capital spending commitments by major customers.
Our Industry Group also includes, to a much lesser extent, sales to companies in the mining and oil and gas markets. Orders from mining company customers remain constrained due to market conditions affecting their business. We continue to reorient our oil and gas business toward reservoir characterization where we believe there is substantial opportunity. As part of that strategy, in the first quarter of 2014 we acquired Lithicon AS, a provider of digital rock technology services and pore-scale micro computed tomography (µCT, or microCT) equipment to oil and gas companies worldwide, and we have begun the integration of Lithicon with our existing operations for oil and gas customers. While we believe this strategy will better position us to introduce new products and address new markets, we do not expect it to materially impact our revenues until after 2014. In addition, we are experiencing a decline in revenue from customers in mining and we are de-emphasizing our products for mining.
Within the Science Group, sales of our products to customers engaged in materials research have historically driven the largest portion of revenues. Sales to these customers were relatively weak in the first quarter but orders recovered somewhat in the second quarter. We expect improved revenue performance in the second half of 2014. In addition, we also expect increasing contribution in the second half from new products introduced last year.
Sales to customers engaged in structural and cell biology research were up in the first half of 2014 compared with last year, continuing the growth that developed at the end of 2013. The primary driver of this growth has been increased penetration of electron microscopy into structural biology applications and adoption of our products in correlative microscopy for cell biology. While we may experience variation from quarter to quarter, we expect revenues from customers in the biological sciences to continue to grow.
Gross margin decreased by 50 basis points from the first half of 2013 to the first half 2014. The decrease was principally caused by inventory write-offs related to our realignment activities and to a certain number of orders that had lower margins. We are seeking continued gross margin improvement in 2014. In addition to increasing our proportion of newer, higher-margin products and higher-margin application-specific products, we expect lower costs from continued sourcing improvements and initial production from our new leased facility in the Czech Republic, which is scheduled to open in the third quarter of 2014.
Operating expenses are expected to increase in the second half of 2014 due to recent acquisitions, the increase of sales and service personnel, increased spending for research and development and higher stock-based compensation expense. We will also incur additional costs of approximately $18 million as part of our realignment plan announced in the second quarter of 2014 and moving costs associated with our new facility in the Czech Republic. These realignment expenses are expected to reduce operating expenses by approximately $10 million annually beginning in 2015.
Growth in net income for the remainder of 2014 will be primarily dependent on expected increases in revenue and further improvements in gross margin, although it will be impacted by the realignment expenses previously discussed.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first twenty-six weeks of 2014, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.

Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	June 29, 2014		June 30, 2013
Net sales	$236,955	100.0%	$222,478	100.0%
Cost of sales	127,104	53.6	115,581	52.0
Gross profit	109,851	46.4	106,897	48.0
Research and development	26,221	11.1	25,413	11.4
Selling, general and administrative	50,587	21.3	42,639	19.2
Restructuring, reorganization, relocation and severance	2,228	0.9	395	0.2
Operating income	30,815	13.0	38,450	17.3
Other expense, net	(806)	(0.3)	(1,452)	(0.7)
Income before income taxes	30,009	12.7	36,998	16.6
Income tax expense	5,061	2.1	7,005	3.1
Net income	$24,948	10.5%	$29,993	13.5%

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014		June 30, 2013
Net sales	$463,220	100.0%	$443,667	100.0%
Cost of sales	247,044	53.3	234,219	52.8
Gross profit	216,176	46.7	209,448	47.2
Research and development	51,866	11.2	50,222	11.3
Selling, general and administrative	99,050	21.4	86,163	19.4
Restructuring, reorganization, relocation and severance	3,559	0.8	1,090	0.2
Operating income	61,701	13.3	71,973	16.2
Other expense, net	(1,076)	(0.2)	(2,957)	(0.7)
Income before income taxes	60,625	13.1	69,016	15.6
Income tax expense	10,599	2.3	12,222	2.8
Net income	$50,026	10.8%	$56,794	12.8%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales increased $14.5 million, or 6.5%, to $237.0 million in the thirteen week period ended June 29, 2014 (the second quarter of 2014) compared to $222.5 million in the thirteen week period ended June 30, 2013 (the second quarter of 2013). Revenue from acquired businesses increased net sales by $3.1 million, or 1.4%, in the thirteen week period ended June 29, 2014 compared to the same period of 2013.
Net sales increased $19.6 million, or 4.4%, to $463.2 million in the twenty-six weeks ended June 29, 2014 compared to $443.7 million in the twenty-six weeks ended June 30, 2013. Revenue from acquired businesses increased net sales by $5.6 million, or 1.3%, in the twenty-six weeks ended June 29, 2014 compared to the same period of 2013.
Currency fluctuations decreased net sales by $0.4 million, or 0.2%, and increased net sales by $0.3 million, or 0.1%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013. Strengthening of the U.S. dollar against foreign currencies generally has the effect of decreasing net sales and backlog.
The factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.

Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	June 29, 2014		June 30, 2013
Industry Group	$127,225	53.7%	$103,702	46.6%
Science Group	109,730	46.3	118,776	53.4
Consolidated net sales	$236,955	100.0%	$222,478	100.0%

	Twenty-Six Weeks Ended
	June 29, 2014		June 30, 2013
Industry Group	$233,664	50.4%	$202,766	45.7%
Science Group	229,556	49.6	240,901	54.3
Consolidated net sales	$463,220	100.0%	$443,667	100.0%
Industry Group
The $23.5 million, or 22.7%, increase and the $30.9 million, or 15.2%, increase, respectively, in Industry Group sales in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013 were primarily due to increased sales to semiconductor customers, mainly as a result of their ongoing investment in advanced technologies and the continued adoption of our near-line product solutions. This increase was partially offset by reduced demand for our products from oil and gas customers and continued weakness in the mining sector driven by lower commodity prices and a corresponding reduction in capital spending.
Currency fluctuations decreased Industry Group revenue by $1.2 million, or 1.1%, and by $1.2 million, or 0.6%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013. Revenue from acquired businesses increased Industry Group revenue by $2.1 million, or 2.0%, and by $3.1 million, or 1.5%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.
Science Group
The $9.0 million, or 7.6%, decrease and the $11.3 million, or 4.7%, decrease, respectively, in Science Group sales in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013 were primarily driven by decreased revenue from high-end, high-resolution systems sold to research and science customers globally. The decrease was partially offset by increased demand for our structural and cell biology applications solutions, and increased revenue from our installed base.
Currency fluctuations increased Science Group revenue by $0.8 million, or 0.7%, and increased Science Group revenue by $1.4 million, or 0.6%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013. Revenue from acquired businesses increased Science Group revenue by $1.0 million, or 0.8%, and increased Science Group revenue by $2.5 million, or 1.0%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.
Net Sales by Geographic Region
Most of our net sales are derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	June 29, 2014		June 30, 2013
U.S. and Canada	$80,463	34.0%	$61,413	27.6%
Europe	63,561	26.8	70,538	31.7
Asia-Pacific Region and Rest of World	92,931	39.2	90,527	40.7
Consolidated net sales	$236,955	100.0%	$222,478	100.0%

	Twenty-Six Weeks Ended
	June 29, 2014		June 30, 2013
U.S. and Canada	$152,729	33.0%	$130,122	29.3%
Europe	130,603	28.2	136,211	30.7
Asia-Pacific Region and Rest of World	179,888	38.8	177,334	40.0
Consolidated net sales	$463,220	100.0%	$443,667	100.0%
U.S. and Canada
The $19.1 million, or 31.0%, increase and the $22.6 million, or 17.4%, increase, respectively, in sales to the U.S. and Canada in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013 were primarily due to increased sales to customers engaged in semiconductor manufacturing, structural and cell biology research, and materials research. We also saw increased service revenue from our installed base.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
Sales to Europe decreased $7.0 million, or 9.9%, and decreased $5.6 million, or 4.1%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013, primarily as a result of lower revenues from semiconductor manufacturing customers as their demand shifts to the Asia-Pacific region. The decrease was offset by increased purchases from research customers in the thirteen week period, and by structural and cell biology customers in the twenty-six week period. Revenue from our installed base increased in both the thirteen and twenty-six week periods ended June 29, 2014. Currency fluctuations increased sales to Europe by $1.7 million, or 2.4%, and increased sales to Europe by $4.9 million, or 3.6%, respectively, during the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.
Asia-Pacific Region and Rest of World
The $2.4 million, or 2.7%, increase and the $2.6 million, or 1.4%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013 were largely due to increased purchases by our semiconductor customers as the region continues to expand manufacturing capacity. The increase was offset by declines in sales to customers engaged in research activities in Japan. Currency fluctuations, specifically the weakening of the dollar against the yen, decreased sales to this region by $2.1 million, or 2.3%, and decreased sales to this region by $4.6 million, or 2.6%, respectively, during the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Industry Group	50.4%	51.9%	51.5%	51.4%
Science Group	41.7	44.7	41.8	43.6
Overall	46.4	48.0	46.7	47.2
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales increased $11.5 million, or 10.0%, to $127.1 million in the thirteen week period ended June 29, 2014 compared to $115.6 million in the thirteen week period ended June 30, 2013 and increased $12.8 million, or 5.5%, to $247.0 million in the twenty-six weeks ended June 29, 2014 compared to $234.2 million in the comparable period of 2013, due primarily to higher sales volume, higher costs on several transactions, write-offs of excess and obsolete inventory associated with our realignment plan and a change in product mix of systems sold. Currency fluctuations increased cost of sales by $1.5 million, or 1.3% and by $3.4 million, or 1.5%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.
Currency fluctuations reduced gross margin by $1.8 million, or 0.7 percentage points, and by $3.1 million, or 0.7 percentage points, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.

Industry Group
The Industry Group gross margin percentage declined by 1.5 percentage points and was essentially flat during the thirteen and twenty-six week periods ended June 29, 2014, respectively, compared to the same periods of 2013. The decrease is primarily due to lower margins on higher resolution systems sold to our semiconductor customers, as well as on lower resolution systems sold to mining, oil and gas customers. We also saw reduced margins on liquidation of certain older product models and on revenue earned from our installed base, and we incurred write-offs of excess and obsolete inventory associated with our realignment plan. Currency fluctuations decreased Industry Group gross margin by $1.6 million, or 0.8 percentage points, and by $2.1 million, or 0.6 percentage points, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.
Science Group
The decrease in Science Group gross margin in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013 was due primarily to reduced margins on higher resolution systems sold to our structural and cell biology customers and write-offs of excess and obsolete inventory associated with our realignment plan. Currency fluctuations decreased Science Group gross margin by $0.2 million, or 0.5 percentage points, and by $1.1 million, or 0.7 percentage points, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the thirteen and twenty-six week periods ended June 29, 2014, and for the comparable periods in 2013, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences equipment.
R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Gross spending	$27,588	$26,924	$54,171	$53,055
Less subsidies	(1,367)	(1,511)	(2,305)	(2,833)
Net expense	$26,221	$25,413	$51,866	$50,222
R&D costs increased $0.8 million, or 3.2%, and $1.6 million, or 3.3%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013 primarily due to increased labor costs and project spending focused on support of current growth opportunities, inclusion of R&D costs from acquired companies, and reduced subsidies from European governments. Currency fluctuations increased R&D costs by $0.6 million, or 2.3%, and increased R&D costs by $1.1 million, or 2.2%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.
We anticipate investing between 10% and 11% of revenue in R&D for the foreseeable future. Accordingly, as revenues increase, we expect R&D expenditures will also increase. Actual future spending, however, will depend on market conditions.
Selling, General and Administrative Costs
Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs also include sales commissions paid to our employees as well as to our agents.
SG&A costs increased $7.9 million, or 18.6%, to $50.6 million in the thirteen week period ended June 29, 2014 compared to $42.6 million in the thirteen week period ended June 30, 2013 and increased $12.9 million, or 15.0%, to $99.1 million in the twenty-six weeks ended June 29, 2014 compared to $86.2 million in the twenty-six weeks ended June 30, 2013, primarily due to the acceleration of an acquisition-related earn-out and site consolidation costs related to our realignment plan, increased headcount, higher stock-based compensation cost, additional depreciation, and the inclusion of SG&A costs of our acquired companies. Currency fluctuations increased SG&A costs by $0.6 million, or 1.2%, and increased SG&A costs by $1.1 million, or 1.2%, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013.

Restructuring, Reorganization, Relocation and Severance
Second Quarter 2014 Realignment
During the second quarter of 2014 we began to implement a resource realignment plan that will cause us to incur expenses during the remainder of 2014. The realignment plan aims to improve our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We intend to shift our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, and expect the realignment plan to better position us to pursue our growth strategy. The realignment plan activities currently include the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of such operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources.
During the second quarter of 2014, we incurred approximately $2.2 million of severance and site relocation costs, $2.5 million related to acceleration of acquisition-related earn-out, $0.5 million for impairment and other asset write-offs, and $0.7 million for inventory write-offs related to the realignment plan. These costs have been recorded in the second quarter of 2014 in our Consolidated Statements of Operations as follows: $0.7 million in cost of sales, $3.0 million in selling, general and administrative expenses and $2.2 million in restructuring, reorganization, relocation, and severance expenses. For the remainder of 2014, we expect to incur additional costs of approximately $18.0 million, including costs to move to our new facility in the Czech Republic, most of which are expected to be cash expenditures. The total cost of the realignment plan is estimated to be approximately $24.0 million, with all costs to be incurred during 2014. Savings from the realignment plan are expected to be approximately $10.0 million on an annual basis.
First Quarter 2014 Restructuring
During the first quarter of 2014 we engaged in a restructuring plan principally aimed at consolidating our sales force in Europe. The $1.3 million cost incurred in implementing the restructuring plan primarily consisted of severance and other employee termination related costs, and was incurred during the first quarter of 2014. We do not expect to incur any additional costs under this plan. Savings from this plan are expected to be approximately $1.8 million on an annual basis.
Group Structure Reorganization
In January 2013, we announced our intention to reorganize the company into a group structure in order to enable us to efficiently execute our growth strategy. The reorganization was completed in the first quarter of 2013. The costs associated with the reorganization consisted primarily of severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of costs during the fourth quarter of 2012, and recorded $1.1 million of severance costs during 2013, for a total cost of $4.0 million. We do not expect to incur any additional costs under this reorganization plan.
For information regarding the related accrued liability, see Note 12 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Expense, Net
Other expense, net includes interest income, interest expense, foreign currency transaction gains and losses and other miscellaneous items.
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.2 million and $0.4 million, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 and $0.1 million and $0.3 million, respectively, in the comparable periods of 2013. The increases in the thirteen and twenty-six week periods ended June 29, 2014 compared to the same periods of 2013 were primarily due to mix in investment balances.
Interest expense was $0.2 million and $0.3 million, respectively, in the thirteen and twenty-six week periods ended June 29, 2014 and $0.7 million and $1.5 million, respectively, in the comparable periods of 2013. The decreases in interest expense related primarily to our 2.875% convertible notes, which converted to common stock on June 1, 2013.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.

Income Tax Expense
Our effective income tax rates for the twenty-six week periods ended June 29, 2014 and June 30, 2013 were 16.9% and 17.5%, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions. The tax rate in the thirteen week period ended June 29, 2014 is lower than the comparable period in 2013 due to the reduction of unrecognized tax benefits for settlements with tax authorities.
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
As of June 29, 2014, total unrecognized tax benefits were $23.4 million and related primarily to uncertainty surrounding tax credits, transfer pricing and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $6.6 million and $7.9 million, respectively, at June 29, 2014 and December 31, 2013. Valuation allowances on deferred tax assets totaled $4.5 million and $2.7 million as of June 29, 2014 and December 31, 2013, respectively. The increase is due to additional valuation allowance against net deferred tax assets recorded as part of the Lithicon acquisition. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of June 29, 2014 consisted of $417.5 million of cash, cash equivalents, short-term restricted cash and short-term investments, $57.6 million in non-current investments, $35.1 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. At June 29, 2014 $215.7 million of our $510.2 million in total cash, cash equivalents, restricted cash and investments, including long-term restricted cash, was located outside of the United States. Although we do not intend to do so, repatriation of these funds would subject us to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries where funds are held. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2019.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from June 29, 2014.
In the twenty-six weeks ended June 29, 2014, cash and cash equivalents and short-term restricted cash decreased $111.4 million to $291.5 million from $403.0 million as of December 31, 2013 primarily as a result of $23.3 million used for the purchase of property, plant and equipment, dividends paid on common stock of $10.1 million, the net purchase of marketable securities of $27.9 million, the purchase of Lithicon for $65.0 million, the repurchase of common stock for $30.5 million, and an increase in restricted cash of $3.2 million. These factors were partially offset by $44.4 million provided by operations and $7.9 million of proceeds from the exercise of employee stock options.
Accounts receivable increased $30.8 million to $225.2 million as of June 29, 2014 from $194.4 million as of December 31, 2013. This increase was primarily due to the timing of shipments. The June 29, 2014 balance included a $2.0 million increase related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 87 days at June 29, 2014 and 81days at June 30, 2013.
Inventories increased $14.0 million to $195.7 million as of June 29, 2014 compared to $181.7 million as of December 31, 2013, mainly due to plans to increase sales volumes in the second half of 2014. The June 29, 2014 balance included a $3.0 million increase related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.0 times for the quarter ended June 29, 2014 and 1.9 times for the quarter ended June 30, 2013.
Deferred tax assets, current and long term, net of deferred tax liabilities, decreased $1.3 million to $6.6 million as of June 29, 2014 compared to $7.9 million as of December 31, 2013 primarily from the inclusion of additional deferred tax liabilities from our newly acquired companies, offset by additional deferred tax assets for accrued liabilities and stock-based compensation.
Expenditures for property, plant and equipment of $23.3 million and transfers to fixed assets from inventories of $2.7 million in the twenty-six weeks ended June 29, 2014 primarily consisted of payments for equipment related to the build-out of our leased Brno facility and demonstration equipment.
Accounts payable increased $14.7 million to $88.0 million as of June 29, 2014 compared to $73.2 million as of December 31, 2013, primarily due to accrued purchases of equipment related to the build-out of the new leased facility in Brno and increased purchases of inventory in anticipation of increased sales volumes in the second half of 2014.

Accrued payroll liabilities decreased $4.0 million to $41.1 million as of June 29, 2014 compared to $45.1 million as of December 31, 2013, primarily due to the payout of employee incentive compensation.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires April 1, 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent (the "Agent"), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of June 29, 2014.
On July 3, 2014, we entered into the Third Amendment to Credit Agreement (the "Third Amendment") with the Agent, various lenders (the "Lenders") and certain other parties. Among other things, the Third Amendment amended the Credit Agreement to increase the permitted amount of restricted payments, subject to certain conditions and certain technical amendments.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

June 29, 2014
Guarantees and letters of credit outstanding	$54,391
Amount secured by restricted cash deposits:
Current	$19,176
Long-term	35,075
Total secured by restricted cash	$54,251
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
During the second quarter of 2014 we repurchased 373,938 shares for a total of $30.5 million, or an average of $81.51 per share. We did not repurchase any shares during the first quarter of 2014 or the second quarter or the first twenty-six weeks of 2013. As of June 29, 2014, 1,745,862 shares remained available for purchase pursuant to this plan.
See the section titled "Unregistered Sales of Equity Securities and Use of Proceeds" in Part II, Item 2 of this Quarterly Report on Form 10-Q for further information on the Share Repurchase Plan.
Dividends to Shareholders
In June 2012 we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan's inception. During the second quarter of 2014, our Board of Directors declared a dividend of $0.25 per share of common stock. Dividend payments during the first twenty-six weeks of 2014 totaled $10.1 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
New Accounting Pronouncements
See Note 17 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

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

Our customers must make a substantial investment to install and integrate capital equipment into their laboratories and process applications. For example, once a manufacturer has selected a particular vendor’s capital equipment, the manufacturer generally relies on that equipment for a specific production line or process control application and frequently will attempt to consolidate its other capital equipment requirements with the same vendor. Accordingly, if a particular customer selects a competitor’s capital equipment, we expect to experience difficulty selling to that customer for a significant period of time.
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
We have historically shipped approximately 75% of our products in the last month of each quarter. In addition, we rely on a significant amount of turns business (revenue from tools booked and sold in the same quarter) in any given quarter. As any one sale may be significant to meeting our quarterly sales projection (as our average selling price for a tool is over $1 million), any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.
Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 67%, 71% and 67% of our sales came from outside the U.S. in the first twenty-six weeks of 2014, 2013 and 2012, respectively. Our sales to China have grown considerably in recent years. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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
Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health or other risks;

•	changes in the regulatory environment in countries where we do business, which could lead to delays in the importation of products into those countries;

•	the implementation and administration of the Control of Electronic Information Products (often referred to as China RoHS) regulations could lead to delays in the importation of products into China;

•	European Union Regulation of Hazardous Substances (RoHS) which could create problems in manufacture and delivery of certain products in Europe;

•	political and economic instability (e.g. unrest in Mexico, Egypt, the Middle East and Eastern Europe);

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	potential labor unrest.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On August 9, 2013 we acquired nanoTechnology Systems Pty. Ltd. of Melbourne, Australia, which previously operated as our exclusive distributor in Australia and New Zealand for approximately 10 years. On February 5, 2014 we acquired Lithicon AS, a provider of digital rock technology services and pore-scale micro computed tomography equipment to oil and gas companies worldwide. We continue to work to integrate these new entities.
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
The relocation of a portion of our manufacturing operations to a new leased facility may involve significant costs and risks of operational interruption and product quality.
We are in the process of moving our operations in the Czech Republic to a new leased facility. Our current facility accounts for over half of the total product shipments each quarter. Moving product manufacturing includes, among others, the following risks:

•	unanticipated additional costs connected to such moves;

•	higher than expected employee attrition;

•	delay or failure in being able to build the transferred product at the new facility;

•	unanticipated additional labor and materials costs related to the move;

•	logistical issues arising from the move; and

•	product quality falling short of the product standard when manufactured at the prior location.
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
Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes. This is particularly true of our high-performance TEMs. As a result, the timing of revenue recognition for a single transaction could have a material effect on our revenue and results of operations for a particular fiscal period. We experienced no cancellations during the first twenty-six weeks of 2014 and $4.2 million in all of 2013.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first twenty-six weeks of 2014, 2013 and 2012, approximately 28%, 31% and 25% of our revenue was denominated in euros, respectively, while more than half of our expenses were denominated in euros, Czech Koruna, yen or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech Koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
Global economic conditions may adversely affect our industry, business and results of operations.
The future economic climate may continue to be less favorable than that of the past. Any slowdown in global economic conditions has led, and could lead, to reduced consumer and business spending in the future, including by our customers and the purchasers of their products and services. If such spending slows down or decreases, our industry, business and results of operations may be adversely impacted. Also, in times of economic distress, hardship, bankruptcy and insolvency among our customers could increase. This may make it more difficult to collect on receivables.

Our gross margin improvement strategy is dependent on multiple factors that, if not achieved, could hinder our ability to reach our gross margin targets.
Our gross margins are dependent on many factors, some of which are not directly controlled by the company. These factors are:

•	our gross margins vary significantly between products. Any substantial change in product mix could change our gross margin;

•
sales to our Industry Group customers are volatile and contribute, on average, a higher proportion of our gross margin. Any significant downturn affecting these customers would have a negative impact on our gross margin;

•	pricing and acceptance of higher-margin new products;

•	realization of the manufacturing efficiencies from our new facilities;

•	realization of material cost savings through migration of the supply chain to lower cost suppliers and re-engineering of existing products; and

•	continued improvement in gross margins from our installed base.
Our inability to control any one of these factors could result in us not achieving our gross margin targets and could negatively impact our operating results.
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
We rely on a limited number of suppliers to provide certain key parts and components. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.
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
Our installed base of approximately 9,400 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.
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
A relatively small number of our customers account for a large percentage of our net revenues, and one customer accounted for just over 10% of total annual net revenues during 2013. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.
We may not be able to enforce our intellectual property rights, especially in foreign countries, which could have a material adverse effect on our business.
Our success depends in large part on the protection of our proprietary rights. We generally rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology, products and services. We incur significant costs to obtain and maintain patents and other intellectual property rights and to defend our intellectual property. We also rely on the laws of the U.S. and other countries where we develop, manufacture or sell products and services to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights. More specifically, we depend on trade secrets used in the development and manufacture of our products and delivery of our services. We endeavor to protect these trade secrets, but the measures taken to protect these trade secrets may be inadequate or ineffective. Our ability to claim trade secret protection may increase as we focus on application-specific workflows and new market opportunities, such as those in the oil and gas services sector, where key aspects of the technology may be publicly available to competitors and new market entrants.

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. Approximately 67%, 71% and 67% of our sales occurred outside the U.S. in the first twenty-six weeks of 2014, 2013 and 2012, respectively, and if we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
From time to time, we have engaged in various restructuring and infrastructure improvement programs in order to increase operational efficiency, consolidate sites, reduce costs and balance the effects of currency fluctuations on our financial results. These actions have included reductions of work-force, site consolidations, and costs to migrate portions of our supply chain to dollar-linked contracts.

Restructuring has the potential to adversely affect our business, financial condition and results of operations in other respects as well. This includes potential disruption of manufacturing operations, our supply chain and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Loss of sales, service and engineering talent, in particular, could damage our business. Restructuring requires substantial management time and attention and has the potential to divert management from other important work. Moreover, we could encounter delays in executing our plans, which could cause further disruption and additional unanticipated expense. Some of our employees work in areas, such as Europe and Asia, where workforce reductions are highly regulated, and this could slow the implementation of planned workforce reductions. Restructuring plans may also fail to achieve the stated aims for reasons similar to those described in this paragraph.
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
Many of our projects are funded under various government contracts worldwide. Government contracts are subject to specific procurement regulations, contract provisions and requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes. Further, if we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, we could be suspended or debarred from government contracting or subcontracting, including federally funded projects at the state level. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer the loss of future contracts, which could have a material adverse effect on our business and results of operations.
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

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
March 31 - April 27, 2014	—	$—	—	2,119,800
April 28 - May 25, 2014	373,938	81.51	373,938	1,745,862
May 26 - June 29, 2014	—	—	—	1,745,862
Total second quarter	373,938	$81.51	373,938	1,745,862

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on November 14, 2012.(3)

10.1	Third Amendment to Credit Agreement.(5)

10.2	1995 Stock Incentive Plan, as amended.(4)(6)

10.3	Employee Share Purchase Plan, as amended.(4)(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2012.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2014.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014.

(6)	These exhibits relate to management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	August 1, 2014	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 1, 2014	/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)