Form 10-Q
period 2014-09-28
FEI CO
filed 2014-10-30
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of October 28, 2014 was 41,549,522.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 28, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$272,441	$384,170
Short-term investments in marketable securities	92,589	108,191
Short-term restricted cash	11,988	18,798
Receivables, net of allowances for doubtful accounts of $2,854 and $2,969	219,203	194,418
Inventories	190,394	181,725
Deferred tax assets	9,890	15,114
Other current assets	42,648	28,324
Total current assets	839,153	930,740
Non-current investments in marketable securities	77,005	47,278
Long-term restricted cash	38,953	32,718
Property, plant and equipment, net of accumulated depreciation of $137,808 and $125,405	166,520	157,829
Intangible assets, net of accumulated amortization of $27,231 and $19,385	59,371	47,197
Goodwill	177,820	136,152
Deferred tax assets	9,156	1,751
Non-current inventories	53,845	62,104
Other assets, net	17,693	10,315
Total Assets	$1,439,516	$1,426,084
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$79,584	$73,247
Accrued payroll liabilities	36,842	45,146
Accrued warranty reserves	12,128	12,705
Short-term deferred revenue	92,386	91,563
Income taxes payable	12,435	4,579
Accrued restructuring, reorganization, relocation and severance	6,462	50
Other current liabilities	55,907	46,324
Total current liabilities	295,744	273,614
Long-term deferred revenue	33,255	30,744
Deferred tax liabilities	10,405	8,931
Other liabilities	33,883	35,227
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 41,844 and 42,136 shares issued and outstanding, no par value	623,092	637,482
Retained earnings	438,564	392,958
Accumulated other comprehensive income	4,573	47,128
Total Shareholders’ Equity	1,066,229	1,077,568
Total Liabilities and Shareholders’ Equity	$1,439,516	$1,426,084

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net sales:
Products	$169,131	$162,452	$517,459	$502,284
Service	58,625	56,044	173,517	159,879
Total net sales	227,756	218,496	690,976	662,163
Cost of sales:
Products	83,653	79,894	262,327	247,757
Service	35,522	33,857	103,893	100,213
Total cost of sales	119,175	113,751	366,220	347,970
Gross profit	108,581	104,745	324,756	314,193
Operating expenses:
Research and development	25,312	25,397	77,178	75,619
Selling, general and administrative	49,463	45,346	148,513	131,509
Restructuring, reorganization, relocation and severance	7,699	—	11,259	1,090
Total operating expenses	82,474	70,743	236,950	208,218
Operating income	26,107	34,002	87,806	105,975
Other expense:
Interest income	226	175	599	428
Interest expense	(155)	(231)	(427)	(1,716)
Other, net	(902)	(605)	(2,079)	(2,330)
Total other expense, net	(831)	(661)	(1,907)	(3,618)
Income before income taxes	25,276	33,341	85,899	102,357
Income tax expense	3,629	4,735	14,228	16,957
Net income	$21,647	$28,606	$71,671	$85,400
Basic net income per share	$0.52	$0.69	$1.70	$2.14
Diluted net income per share	$0.51	$0.67	$1.68	$2.04
Cash dividends declared per share	$0.25	$0.12	$0.62	$0.32
Shares used in per share calculations:
Basic	41,891	41,750	42,053	39,928
Diluted	42,465	42,455	42,624	42,300

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$21,647	$28,606	$71,671	$85,400
Other comprehensive (loss) income, net of taxes:
Change in cumulative translation adjustment	(37,778)	17,126	(39,534)	7,773
Change in unrealized gain on available-for-sale securities	(52)	24	(12)	21
Change in minimum pension liability	45	(70)	78	(141)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(5,475)	1,292	(7,250)	(563)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	2,534	(120)	4,163	506
Comprehensive (loss) income	$(19,079)	$46,858	$29,116	$92,996

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$71,671	$85,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,379	17,442
Amortization	10,478	7,868
Stock-based compensation	17,456	13,316
Asset impairments, write-offs of intangible assets and other	322	17
Income taxes (receivable) payable, net	(4,010)	11,448
Deferred income taxes	(2,275)	(4,442)
Decrease (increase), net of acquisitions, in:
Receivables	(27,840)	(4,073)
Inventories	(26,772)	(8,544)
Other assets	(4,882)	990
Increase (decrease), net of acquisitions, in:
Accounts payable	9,655	14,865
Accrued payroll liabilities	(9,872)	(5,017)
Accrued warranty reserves	(288)	327
Deferred revenue	9,120	13,698
Accrued restructuring, reorganization, relocation and severance	6,709	(2,309)
Other liabilities	747	(742)
Net cash provided by operating activities	72,598	140,244
Cash flows from investing activities:
Increase in restricted cash	(3,034)	(8,176)
Acquisition of property, plant and equipment	(35,429)	(47,152)
Payments for acquisitions, net of cash acquired	(65,049)	(2,694)
Purchase of investments in marketable securities	(189,621)	(132,965)
Redemption of investments in marketable securities	175,424	119,349
Other	(736)	(2,366)
Net cash used in investing activities	(118,445)	(74,004)
Cash flows from financing activities:
Redemption of 2.875% convertible notes	—	(73)
Dividends paid on common stock	(20,619)	(11,173)
Withholding taxes paid on issuance of vested restricted stock units	(1,784)	(954)
Proceeds from exercise of stock options and employee stock purchases	10,628	9,081
Excess tax benefit for share based payment arrangements	2,096	1,169
Repurchases of common stock	(40,315)	—
Net cash used in financing activities	(49,994)	(1,950)
Effect of exchange rate changes	(15,888)	4,910
(Decrease) increase in cash and cash equivalents	(111,729)	69,200
Cash and cash equivalents:
Beginning of period	384,170	266,302
End of period	$272,441	$335,502
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$14,458	$7,505
Cash paid for interest	261	1,627
Increase in fixed assets related to transfers with inventories	4,345	8,285
Dividends declared but not paid	10,461	5,011
Conversion of 2.875% convertible notes	—	88,937
Accrued purchases of plant and equipment	986	6,434

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
Our products include transmission electron microscopes (“TEMs”); scanning electron microscopes (“SEMs”); DualBeamTM systems which combine a SEM and a focused ion beam system (“FIB”) on a single platform; stand-alone FIBs; high-performance optical microscopes, three-dimensional modeling software, and service and components to support the products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and thirty-nine week periods ended September 28, 2014 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on February 21, 2014.
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
Reclassifications
Certain reclassifications to prior year consolidated financial statements have been made to conform to current period presentation. These reclassifications had no effect on our Consolidated Statements of Operations.

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 28, 2014			September 29, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$21,647	41,891	$0.52	$28,606	41,750	$0.69
Dilutive effect of 2.875% convertible debt	—	—	—	—	—	—
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	574	(0.01)	—	705	(0.02)
Diluted EPS	$21,647	42,465	$0.51	$28,606	42,455	$0.67

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2014			September 29, 2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$71,671	42,053	$1.70	$85,400	39,928	$2.14
Dilutive effect of 2.875% convertible debt	—	—	—	780	1,727	(0.07)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	571	(0.02)	—	645	(0.03)
Diluted EPS	$71,671	42,624	$1.68	$86,180	42,300	$2.04
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Stock options	361	31	246	220
Restricted stock units	10	1	8	1

NOTE 3.	STOCK-BASED COMPENSATION
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

The following table sets forth certain information regarding the 1995 Plan:

September 28, 2014
Shares available for grant	1,876,336
Shares of common stock reserved for issuance [pursuant to outstanding exercisable securities]	3,578,885
The following table sets forth certain information regarding all options outstanding and exercisable:

	September 28, 2014
	Options Outstanding	Options Exercisable
Number	866,618	173,889
Weighted average exercise price	$60.20	$38.69
Aggregate intrinsic value	$ 17.9 million	$ 6.9 million
Weighted average remaining contractual term	5.1 years	3.6 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	September 28, 2014
	RSUs Nonvested	RSUs Expected to Vest
Number	835,933	750,036
Weighted average grant date per share fair value	$63.75	$62.68
Aggregate intrinsic value	$ 65.3 million	$ 58.6 million
Weighted average remaining term to vest	1.3 years	1.2 years
As of September 28, 2014, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $49.9 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of sales	$912	$571	$2,495	$1,782
Research and development	762	511	2,092	1,587
Selling, general and administrative	4,820	3,522	12,869	9,947
Total stock-based compensation	$6,494	$4,604	$17,456	$13,316

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires April 1, 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of September 28, 2014, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
On July 3, 2014, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with the Agent, various lenders (the “Lenders”) and certain other parties. Among other things, the Third Amendment amended the Credit Agreement to increase the permitted amount of restricted payments, subject to certain conditions and certain technical amendments.

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
The following table sets forth information related to guarantees and letters of credit (in thousands):

September 28, 2014
Guarantees and letters of credit outstanding	$51,817
Amount secured by restricted cash deposits:
Current	$11,988
Long-term	38,953
Total secured by restricted cash	$50,941

NOTE 5.	INVENTORIES
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
Inventories consisted of the following (in thousands):

	September 28, 2014	December 31, 2013
Raw materials and assembled parts	$60,219	$61,235
Service inventories, estimated current requirements	13,208	15,197
Work-in-process	83,475	75,883
Finished goods	33,492	29,410
Total current inventories	$190,394	$181,725
Non-current inventories	$53,845	$62,104

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013
Balance, beginning of period	$136,152	$131,320
Goodwill additions	46,880	3,545
Goodwill adjustments	(5,212)	319
Balance, end of period	$177,820	$135,184
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries as well as minor adjustments made for the finalization of the purchase price allocations.
Acquisition of Lithicon AS
On February 5, 2014 we acquired 100% of the outstanding shares of Lithicon AS (“Lithicon”), which has operations in Norway and Australia. Lithicon provides digital rock technology services and pore-scale micro computed tomography (“microCT”) equipment to oil and gas companies. In conjunction with the acquisition we have obtained the helical scan microCT product and associated software from the Australian National University through a licensing and development agreement.

The total purchase price of the acquisition was $68.0 million, plus an adjustment for the change in final closing accounts of $0.4 million. We paid $0.4 million in transaction costs, of which $0.3 million was paid in the first quarter. Those costs were expensed as incurred and are recorded in selling, general and administrative costs on the Consolidated Statements of Operations. The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of February 5, 2014. The fair value of net tangible assets acquired was $7.7 million and the fair value of net intangible assets acquired was $22.0 million, which consisted of $18.6 million in developed technology, $2.2 million of customer relationships and $1.2 million of purchased backlog. Including an increase to net deferred tax liabilities of $8.1 million, the excess of the purchase price over the fair value of the net assets acquired was $46.9 million, which was recorded as goodwill in the Industry Group. For the thirteen and thirty-nine week periods ended September 28, 2014 the acquired business added $1.9 million and $4.3 million of revenue, respectively, and a net loss of $1.0 million and $3.1 million, respectively, to our consolidated financial results.
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
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	September 28, 2014	December 31, 2013
Patents, trademarks and other	$25,786	$24,327
Accumulated amortization	(12,354)	(9,296)
Net patents, trademarks and other	13,432	15,031
Customer relationships	22,809	21,650
Accumulated amortization	(5,428)	(3,547)
Net customer relationships	17,381	18,103
Developed technology	35,562	18,161
Accumulated amortization	(7,004)	(4,098)
Net developed technology	28,558	14,063
Note issuance costs	2,445	2,445
Accumulated amortization	(2,445)	(2,445)
Net note issuance costs	—	—
Total intangible assets included in other long-term assets	$59,371	$47,197
Amortization expense was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013
Patents, trademarks and other	$3,850	$2,527
Customer relationships	1,882	1,728
Developed technology	2,906	1,718
Note issuance costs	—	146
Total amortization expense	$8,638	$6,119

Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
Remainder of 2014	$826	$688	$1,004	$2,518
2015	3,643	2,749	4,016	10,408
2016	2,702	2,749	4,016	9,467
2017	2,262	2,401	3,756	8,419
2018	1,661	2,321	3,387	7,369
Thereafter	2,338	6,473	12,379	21,190
Total future amortization expense	$13,432	$17,381	$28,558	$59,371

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013
Balance, beginning of period	$12,705	$12,049
Reductions for warranty costs incurred	(10,132)	(9,478)
Warranties issued	9,826	9,776
Translation and changes in estimates	(271)	3
Balance, end of period	$12,128	$12,350

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and thirty-nine week periods ended September 28, 2014 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions, offset by a reduction of unrecognized tax benefits due primarily to settlements with taxing authorities. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	September 28, 2014	December 31, 2013
Deferred tax assets – current	$9,890	$15,114
Deferred tax assets – non-current	9,156	1,751
Deferred tax liabilities – current	(51)	(9)
Deferred tax liabilities – non-current	(10,405)	(8,931)
Net deferred tax assets	$8,590	$7,925
Valuation allowance	$4,429	$2,723

Unrecognized Tax Benefits
During the thirteen and thirty-nine week periods ended September 28, 2014, unrecognized tax benefits, interest and penalties decreased by $2.6 million and $3.1 million, respectively, primarily due to the lapse of statutes of limitation and settlements with taxing authorities, which were partially offset by additional uncertainty surrounding permanent establishment and transfer pricing in various foreign jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of September 28, 2014:

Jurisdiction	Open Tax Years
U.S.	2011 and forward
The Netherlands	2011 and forward
Czech Republic	2011 and forward

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and thirty-nine week periods ended September 28, 2014 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Sales to Related Parties	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Product sales:
Applied Materials, Inc.	$230	$1,039	$2,572	$4,630
Lattice Semiconductor Corporation	—	—	—	4
Oregon Health and Science University	77	130	326	385
Total product sales to related parties	307	1,169	2,898	5,019
Service sales:
Applied Materials, Inc.	256	220	611	550
Lattice Semiconductor Corporation	3	3	9	9
Cascade Microtech, Inc.	9	8	25	24
Oregon Health and Science University	83	14	258	30
Total service sales to related parties	351	245	903	613
Total sales to related parties	$658	$1,414	$3,801	$5,632
Purchases from Related Parties
TMC BV	$395	$27	$1,685	$75
Oregon Health and Science University	41	39	119	214
Total purchases from related parties	$436	$66	$1,804	$289

Amounts due from (to) related parties were as follows (in thousands):

September 28, 2014
Applied Materials, Inc.	$433
Cascade Microtech, Inc.	8
TMC BV	(75)
Oregon Health and Science University	4
Due from related parties, net	$370

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $80.0 million at September 28, 2014. These commitments expire at various times through the second quarter of 2016.

NOTE 11.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We currently report our segments based on a group structure organization. Our segments are Industry Group and Science Group.
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Sales to External Customers:
Industry Group	$107,058	$103,627	$340,722	$306,393
Science Group	120,698	114,869	350,254	355,770
Total	$227,756	$218,496	$690,976	$662,163
Gross Profit:
Industry Group	$55,101	$56,216	$175,321	$160,517
Science Group	53,480	48,529	149,435	153,676
Total	$108,581	$104,745	$324,756	$314,193

	September 28, 2014	December 31, 2013
Goodwill:
Industry Group	$97,598	$51,532
Science Group	80,222	84,620
Total	$177,820	$136,152
Total Assets:
Industry Group	$403,355	$297,987
Science Group	346,578	365,571
Corporate and Eliminations	689,583	762,526
Total	$1,439,516	$1,426,084

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
Second Quarter 2014 Realignment
During the second quarter of 2014, we began to implement a resource realignment plan that will cause us to incur expenses during the remainder of 2014. The realignment plan aims to improve our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We intend to shift our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, and expect the realignment plan to better position us to pursue our growth strategy. The realignment plan activities currently include the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of those operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources.
The following table summarizes the costs incurred under our second quarter realignment plan:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Realignment Costs	September 28, 2014	June 29, 2014	September 28, 2014
Inventory write-offs	$230	$755	$985
Acceleration of acquisition-related earn-out	—	2,500	2,500
Impairment and other asset write-offs	1,831	466	2,297
Restructuring activities	7,699	2,228	11,259
Total	$9,760	$5,949	$17,041
These costs have been recorded in our Consolidated Statements of Operations as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Statement of Operations Classification	September 28, 2014	June 29, 2014	September 28, 2014
Cost of sales	$230	$755	$985
Selling, general and administrative	1,831	2,966	4,797
Restructuring, reorganization and relocation	7,699	2,228	11,259
Total	$9,760	$5,949	$17,041
The total cost of the realignment plan, including costs to move to our new facility in the Czech Republic, is estimated to be between $24.0 million and $26.0 million, with all costs to be incurred during 2014. Savings from the realignment plan are expected to be approximately $10.0 million on an annual basis.
First Quarter 2014 Restructuring
During the first quarter of 2014, we engaged in a restructuring plan principally aimed at consolidating our sales force in Europe. The $1.3 million cost incurred in implementing the restructuring plan primarily consisted of severance and other employee termination related costs, and was incurred during the first quarter of 2014. We do not expect to incur any additional costs under this plan. Savings from this plan are expected to be approximately $1.8 million on an annual basis.
Group Structure Reorganization
During the first quarter of 2013, we reorganized the company into a group structure in order to enable us to efficiently execute our growth strategy. The costs associated with the reorganization consisted primarily of severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of costs during the fourth quarter of 2012, and recorded $1.1 million of severance costs during 2013, for a total cost of $4.0 million. We do not expect to incur any additional costs under this reorganization plan.

Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Thirty-Nine Weeks Ended September 28, 2014	Second Quarter 2014 Realignment	First Quarter 2014 Restructuring	Group Structure Reorganization	Total
Beginning accrued liability	$—	$—	$50	$50
Charged to expense, net	9,928	1,331	—	11,259
Expenditures	(3,466)	(1,331)	(50)	(4,847)
Ending accrued liability	$6,462	$—	$—	$6,462

Thirty-Nine Weeks Ended September 29, 2013	Group Structure Organization	Total
Beginning accrued liability	$2,692	$2,692
Charged to expense, net	1,090	1,090
Expenditures	(3,466)	(3,466)
Write-offs and adjustments	50	50
Ending accrued liability	$366	$366

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

September 28, 2014	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. Government-backed securities	$12,618	$—	$—	$12,618
Agency bonds	—	51,958	—	51,958
Commercial paper	—	39,332	—	39,332
Certificates of deposit	—	17,274	—	17,274
Municipal bonds	—	31,547	—	31,547
Corporate bonds	—	9,920	—	9,920
Trading securities:
Equity securities – mutual funds	6,945	—	—	6,945
Derivative contracts, net	—	(4,307)	—	(4,307)
Total	$19,563	$145,724	$—	$165,287

December 31, 2013	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$10,128	$—	$—	$10,128
Agency bonds	—	37,961	—	37,961
Commercial paper	—	39,987	—	39,987
Certificates of deposit	—	7,786	—	7,786
Municipal bonds	—	49,319	—	49,319
Corporate bonds	—	5,001	—	5,001
Trading securities:
Equity securities – mutual funds	5,287	—	—	5,287
Derivative contracts, net	—	(1,113)	—	(1,113)
Total	$15,415	$138,941	$—	$154,356
Agency bonds are securities backed by U.S. government-sponsored entities. U.S. Government-backed securities include Treasury Bills and Treasury Notes.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the thirty-nine weeks ended September 28, 2014.
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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	September 28, 2014	December 31, 2013
Cash flow hedges	$256,000	$208,446
Balance sheet hedges	179,835	172,947
Total outstanding derivative contracts	$435,835	$381,393
The outstanding contracts at September 28, 2014 have varying maturities through the first quarter of 2016. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at September 28, 2014. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Foreign currency loss, inclusive of the impact of derivatives	$(644)	$(638)	$(1,597)	$(2,164)

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
Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
September 28, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$4,674	$(1,428)	$3,246
Foreign exchange contracts not designated as hedging instruments	1,598	(473)	1,125	4,167	(1,981)	2,186
Total	$1,598	$(473)	$1,125	$8,841	$(3,409)	$5,432

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$4,362	$(3,042)	$1,320
Foreign exchange contracts not designated as hedging instruments	2,171	(698)	1,473	2,916	(1,650)	1,266
Total	$2,171	$(698)	$1,473	$7,278	$(4,692)	$2,586
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Amount of gain/(loss):
Recognized in AOCI (effective portion)	$(6,757)	$(637)	$(11,016)	$(3,567)
Reclassified from AOCI into revenue (effective portion)	1	—	47	—
Reclassified from AOCI into cost of sales (effective portion)	(2,486)	120	(4,152)	(460)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(49)	—	(58)	(46)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$2,018	$(491)	$5,763	$3,582

The unrealized losses at September 28, 2014 are expected to be reclassified to net income during the next eighteen months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income (“AOCI”), as well as details the effect of reclassifications out of AOCI on the line items in the Consolidated Statements of Operations by component (net of tax, in thousands):

	Thirteen Weeks Ended September 28, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$47,109	$29	$(519)	$(1,320)	$45,299
Other comprehensive income before reclassifications	(37,778)	(52)	45	(5,475)	(43,260)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(1)	(1)
Cost of goods sold	—	—	—	2,486	2,486
Other income (expense)	—	—	—	49	49
Total reclassifications out of AOCI	—	—	—	2,534	2,534
Net current period other comprehensive income	(37,778)	(52)	45	(2,941)	(40,726)
Ending balance	$9,331	$(23)	$(474)	$(4,261)	$4,573

	Thirty-Nine Weeks Ended September 28, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,865	$(11)	$(552)	$(1,174)	$47,128
Other comprehensive income before reclassifications	(39,534)	(12)	78	(7,250)	(46,718)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(47)	(47)
Cost of goods sold	—	—	—	4,152	4,152
Other income (expense)	—	—	—	58	58
Total reclassifications out of AOCI	—	—	—	4,163	4,163
Net current period other comprehensive income	(39,534)	(12)	78	(3,087)	(42,555)
Ending balance	$9,331	$(23)	$(474)	$(4,261)	$4,573

	Thirteen Weeks Ended September 29, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$29,537	$1	$(890)	$(748)	$27,900
Other comprehensive income before reclassifications	17,126	24	(70)	1,292	18,372
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	(120)	(120)
Total reclassifications out of AOCI	—	—	—	(120)	(120)
Net current period other comprehensive income	17,126	24	(70)	1,172	18,252
Ending balance	$46,663	$25	$(960)	$424	$46,152

	Thirty-Nine Weeks Ended September 29, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$38,890	$4	$(819)	$481	$38,556
Other comprehensive income before reclassifications	7,773	21	(141)	(563)	7,090
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	460	460
Other income (expense)	—	—	—	46	46
Total reclassifications out of AOCI	—	—	—	506	506
Net current period other comprehensive income	7,773	21	(141)	(57)	7,596
Ending balance	$46,663	$25	$(960)	$424	$46,152

NOTE 16.	FACTORING OF ACCOUNTS RECEIVABLE
We entered into agreements under which we sold a total of $3.0 million and $7.0 million of our accounts receivable at a discount to unrelated third party financiers without recourse during the thirteen and thirty-nine week periods ended September 28, 2014, respectively. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our Consolidated Statements of Operations as other expense. We sold $3.2 million and $8.1 million of accounts receivable under similar arrangements during the thirteen and thirty-nine week periods ended September 29, 2013, respectively.
NOTE 17.    NEW ACCOUNTING PRONOUNCEMENTS
ASU 2014-15
On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s  Ability to Continue as a Going Concern. The update provides US GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these consolidated financial statements for additional disclosure.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our sources of revenue, our investments and expenditures, our effective tax rate, the location of our cash and cash equivalents, the level of profitability at which we expect to operate, the allocation of our resources and expenditures and cost savings associated with our realignment and restructuring plans. Factors that could affect such forward-looking statements include, but are not limited to: the global economic environment; lower than expected customer orders, including for recently-introduced products; potential weakness of the Science and Industry market segments; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; potential delayed or reduced governmental spending to support expected orders; potential disruption in the company's operations due to organizational changes; cyclical changes in the semiconductor industry, which is a major component of Industry market segment revenue; the relative mix of higher-margin and lower-margin products; potential for increased volatility resulting from larger sales transactions and rescheduling of orders by customers; risks associated with a high percentage of the company's revenue coming from turns business, when the order for a product is placed by the customer in the same quarter as the planned shipment, and risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; delays in meeting all accounting requirements for revenue recognition; fluctuations in foreign exchange rates, which can affect margins or the competitive pricing of our products; additional costs related to future merger and acquisition activity; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; failure to achieve improved operational efficiency and other benefits from infrastructure investments and restructuring activities; changes to current restructuring activities, including greater than estimated costs, or potential additional restructurings and reorganizations; potential customer cancellations or requests to defer planned shipments; changes in backlog and the timing of shipments from backlog; inability to deploy products as expected or delays in shipping products due to technical problems or barriers, especially with regard to recently introduced TEM products; potential shipment or supply chain disruptions; and additional selling, general and administrative or research and development expenses.
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
Our products include transmission electron microscopes (“TEMs”); scanning electron microscopes (“SEMs”); DualBeamTM systems which combine a SEM and a focused ion beam system (“FIB”) on a single platform; stand-alone FIBs; high-performance optical microscopes, three-dimensional modeling software, and service and components to support the products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
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
The Science Group includes universities, public and private research laboratories and customers in a wide range of industries, including metals, automobiles, aerospace, and forensics. The tools we develop for our customers in the Science Group are generally aimed at the exploration and discovery of new materials and chemistries or solving for causes and cures of diseases. The tools are used in a laboratory and are generally not used in industrial applications. The Science Group also includes customers at universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical, biotech and medical device companies. Growth in these markets is driven by global corporate and government funding for research and development and by development of new products and processes based on innovations at the nanoscale. Our solutions enable scientific discovery and advancement for researchers and help manufacturers develop, analyze and produce advanced products. Our products are also used in root cause failure analysis and quality control applications across a range of industries. Our products’ ultra-high resolution imaging allows structural biologists to create detailed 3D reconstructions of complex biological structures such as proteins and viruses. Cellular biologists use our tools to correlate wide-field, lower resolution optical images with higher resolution electron microscope imaging. Our products are also used by drug researchers and in particle analysis and a range of pathology and quality control applications. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.
Overview - Orders and Backlog
Orders received in a particular period that are not scheduled to be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At September 28, 2014, our total backlog was $539.0 million, compared to $473.5 million in total backlog at December 31, 2013.
At September 28, 2014, our backlog consisted of $378.5 million of products and $160.5 million related to service, compared to product backlog of $349.3 million and service backlog of $124.2 million at December 31, 2013. Currently, approximately 85% of our backlog is billable within one year. Recently, we have seen a trend where our orders have longer lead times resulting in more orders scheduled for delivery of goods or services beyond 12 months. In addition, the size of individual orders has increased due to our customers ordering higher priced tools and multiple tool orders as well as multi-year service contracts. These factors may increase the volatility of our future revenue forecasts.
Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. We experienced cancellations of $3.9 million during both the first thirty-nine weeks of 2014 and 2013. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from a certain vendor. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.

Outlook for the Remainder of 2014
Based on our current backlog of unfilled orders, our pipeline of potential orders, conditions in each of our markets, the impact of new products that we have introduced in the last few years and our strategies and competitive positioning, we expect revenue to increase in the fourth quarter compared with the fourth quarter of 2013 and the third quarter of 2014. The increase, however, will be tempered if the recent strengthening of the U.S. dollar against foreign currencies, particularly the euro and yen, continues through the fourth quarter of 2014. For all of 2014, we expect revenue to grow compared to 2013.
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
Within the Science Group, sales of our products to customers engaged in materials research have historically driven the largest portion of revenues. Sales to these customers increased in the third quarter as order activity improved somewhat in the second quarter following weak first quarter orders. We expect improved revenue performance in the fourth quarter from our materials research customers. In addition, we also expect increasing contribution in the fourth quarter from new products introduced last year.
Sales to customers engaged in structural and cell biology research were up in the first nine months of 2014 compared with last year, continuing the growth that developed at the end of 2013. The primary driver of this growth has been increased penetration of electron microscopy into structural biology applications. While we may experience variation from quarter to quarter, we expect revenues from customers in the biological sciences to continue to grow.
Gross margin for the first nine months of 2014 decreased to 47.0% from 47.4% in the comparable nine month period in 2013. The decrease was principally caused by inventory write-offs related to our realignment activities and due to a certain number of orders that had lower margins. We are seeking margin improvement through increasing our proportion of newer, higher-margin products and higher-margin application-specific products, and lower costs from continued sourcing improvements. We expect gross margin in the fourth quarter to be similar to third quarter 2014 levels.
Operating expenses are expected to increase modestly in the fourth quarter of 2014 from third quarter 2014 levels. The increase is primarily related to spending on research and development activities and compensation costs related to anticipated higher sales during the quarter. We will also incur additional costs of approximately $7.5 million in the fourth quarter as part of our realignment plan announced in the second quarter of 2014. These realignment expenses are expected to reduce operating expenses by approximately $10 million annually beginning in 2015.
Growth in net income for the fourth quarter of 2014 will be primarily dependent on expected increases in revenue and further improvements in gross margin, although it will be impacted by the realignment expenses previously discussed.
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

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first thirty-nine weeks of 2014, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.
Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 28, 2014		September 29, 2013
Net sales	$227,756	100.0%	$218,496	100.0%
Cost of sales	119,175	52.3	113,751	52.1
Gross profit	108,581	47.7	104,745	47.9
Research and development	25,312	11.1	25,397	11.6
Selling, general and administrative	49,463	21.7	45,346	20.8
Restructuring, reorganization, relocation and severance	7,699	3.4	—	—
Operating income	26,107	11.5	34,002	15.6
Other expense, net	(831)	(0.4)	(661)	(0.3)
Income before income taxes	25,276	11.1	33,341	15.3
Income tax expense	3,629	1.6	4,735	2.2
Net income	$21,647	9.5%	$28,606	13.1%

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014		September 29, 2013
Net sales	$690,976	100.0%	$662,163	100.0%
Cost of sales	366,220	53.0	347,970	52.6
Gross profit	324,756	47.0	314,193	47.4
Research and development	77,178	11.2	75,619	11.4
Selling, general and administrative	148,513	21.5	131,509	19.9
Restructuring, reorganization, relocation and severance	11,259	1.6	1,090	0.2
Operating income	87,806	12.7	105,975	16.0
Other expense, net	(1,907)	(0.3)	(3,618)	(0.5)
Income before income taxes	85,899	12.4	102,357	15.5
Income tax expense	14,228	2.1	16,957	2.6
Net income	$71,671	10.4%	$85,400	12.9%
___________________________

(1)	Percentages may not add due to rounding.
Net Sales
Net sales increased $9.3 million, or 4.2%, to $227.8 million in the thirteen week period ended September 28, 2014 (the third quarter of 2014) compared to $218.5 million in the thirteen week period ended September 29, 2013 (the third quarter of 2013). Revenue from our recently acquired businesses increased net sales by $1.9 million, or 0.9%, in the thirteen week period ended September 28, 2014 compared to the same period of 2013.
Net sales increased $28.8 million, or 4.4%, to $691.0 million in the thirty-nine weeks ended September 28, 2014 compared to $662.2 million in the thirty-nine weeks ended September 29, 2013. Revenue from our recently acquired businesses increased net sales by $7.5 million, or 1.1%, in the thirty-nine weeks ended September 28, 2014 compared to the same period of 2013.

Currency fluctuations decreased net sales by $0.5 million, or 0.2%, and increased net sales by $1.8 million, or 0.3%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013. Strengthening of the U.S. dollar against foreign currencies generally has the effect of decreasing net sales and backlog.
Other factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	September 28, 2014		September 29, 2013
Industry Group	$107,058	47.0%	$103,627	47.4%
Science Group	120,698	53.0	114,869	52.6
Consolidated net sales	$227,756	100.0%	$218,496	100.0%

	Thirty-Nine Weeks Ended
	September 28, 2014		September 29, 2013
Industry Group	$340,722	49.3%	$306,393	46.3%
Science Group	350,254	50.7	355,770	53.7
Consolidated net sales	$690,976	100.0%	$662,163	100.0%
Industry Group
The $3.4 million, or 3.3%, increase and the $34.3 million, or 11.2%, increase, respectively, in Industry Group sales in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013 were primarily due to increased sales to semiconductor customers, mainly as a result of their ongoing investment in advanced technologies and the continued adoption of our near-line product solutions, as well as overall growth in revenues from our installed base. This increase was partially offset by reduced demand for our products from oil and gas customers and continued weakness in the mining sector driven by lower commodity prices and a corresponding reduction in capital spending.
Currency fluctuations decreased Industry Group revenue by $0.2 million, or 0.2%, and by $0.1 million, or 0.1%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013. Revenue from acquired businesses increased Industry Group revenue by $1.9 million, or 1.8%, and by $5.0 million, or 1.5%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013.
Science Group
Science Group sales increased for the thirteen week period ended September 28, 2014 by $5.8 million, or 5.1%, compared to the same period in 2013 but decreased by $5.5 million, or 1.6%, for the thirty-nine period ended September 28, 2014 as compared to the same period in 2013. The increase in the thirteen week period was primarily driven by increased demand for our structural and cell biology solutions, offset partially by decreased revenue from lower resolution systems sold to research and science customers globally. The decrease in the thirty-nine week period was primarily attributable to decreased revenue from high-end, high-resolution systems sold to research and science customers in the Asia-Pacific region, partially offset by increased demand for our structural and cell biology applications solutions globally.
Currency fluctuations decreased Science Group revenue by $0.3 million, or 0.3%, and increased Science Group revenue by $1.9 million, or 0.5%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013. Revenue from acquired businesses increased Science Group revenue by $2.5 million, or 0.7%, in the thirty-nine week period ended September 28, 2014 compared to the same period ended 2013.

Net Sales by Geographic Region
Most of our net sales are derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	September 28, 2014		September 29, 2013
U.S. and Canada	$76,987	33.8%	$65,235	29.9%
Europe	56,554	24.8	63,064	28.8
Asia-Pacific Region and Rest of World	94,215	41.4	90,197	41.3
Consolidated net sales	$227,756	100.0%	$218,496	100.0%

	Thirty-Nine Weeks Ended
	September 28, 2014		September 29, 2013
U.S. and Canada	$229,716	33.2%	$195,357	29.5%
Europe	187,158	27.1	199,275	30.1
Asia-Pacific Region and Rest of World	274,102	39.7	267,531	40.4
Consolidated net sales	$690,976	100.0%	$662,163	100.0%
U.S. and Canada
The $11.8 million, or 18.0%, increase in sales to the U.S. and Canada in the thirteen week period ended September 28, 2014 compared to the same period of 2013 was primarily due to increased sales of higher resolution systems to customers engaged in structural and cell biology research and materials research. The $34.4 million, or 17.6% increase, in the thirty-nine week period ended September 28, 2014 compared to the same period ended 2013 was primarily due to increased sales to customers engaged in semiconductor manufacturing, structural and cell biology research, and materials research. We also saw increased revenue from our installed base.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia. Sales to Europe decreased $6.5 million, or 10.3%, and decreased $12.1 million, or 6.1%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013, primarily as a result of lower revenues from semiconductor manufacturing customers as their demand continues to shift to the Asia-Pacific region and decrease in sales to research customers, offset by increased purchases from structural and cell biology customers. Currency fluctuations decreased sales to Europe by $0.4 million, or 0.7%, and increased sales to Europe by $5.0 million, or 2.7%, respectively, during the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013.
Asia-Pacific Region and Rest of World
The $4.0 million, or 4.5%, increase and the $6.6 million, or 2.5%, increase, respectively, in sales to the Asia-Pacific Region and Rest of World in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013 were largely due to increased purchases by our semiconductor customers as the region continues to expand manufacturing capacity, as well as increased purchases by our structural and cell biology customers. The increase was offset by a decline in sales to customers engaged in materials research activities. In particular, while demand for our products in China remains substantial, recent anti-corruption initiatives undertaken by the Chinese government have slowed funding and procurement, thus causing delays in orders and revenue from Chinese government-controlled or related entities. Currency fluctuations, specifically the weakening of the dollar against the yen, decreased sales to this region by $3.1 million, or 1.2%, during the thirty-nine week period ended September 28, 2014 compared to the same period of 2013.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Industry Group	51.5%	54.2%	51.5%	52.4%
Science Group	44.3	42.2	42.7	43.2
Overall	47.7	47.9	47.0	47.4

Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales increased $5.4 million, or 4.8%, to $119.2 million in the thirteen week period ended September 28, 2014 compared to $113.8 million in the thirteen week period ended September 29, 2013 and increased $18.3 million, or 5.2%, to $366.2 million in the thirty-nine weeks ended September 28, 2014 compared to $348.0 million in the comparable period of 2013, due primarily to higher sales volume and a change in product mix of systems sold. Currency fluctuations decreased cost of sales by $1.6 million, or 1.4% and by $0.3 million, or 0.1%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013.
Currency fluctuations increased gross margin by $1.1 million, or 0.6 percentage points, and by $2.0 million, or 0.2 percentage points, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013.
Industry Group
The Industry Group gross margin percentage decreased by 2.7 percentage points and 0.9 percentage points during the thirteen and thirty-nine week periods ended September 28, 2014, respectively, compared to the same periods of 2013. The decrease was primarily due to lower margins on higher resolution systems sold to our semiconductor customers, as well as on lower resolution systems sold to mining and oil and gas customers. Currency fluctuations had an insignificant impact on Industry Group gross margin in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013.
Science Group
The Science Group gross margin percentage increased by 2.1 percentage points and decreased by 0.5 percentage points, in the thirteen and thirty-nine week periods ended September 28, 2014, respectively, compared to the same periods of 2013. The thirteen week period increase was due primarily to higher average sales prices on higher-resolution products sold to our structural and cell biology customers, partially offset by lower margins on revenue from our installed base. The thirty-nine week period decrease was primarily due to reduced margins on higher resolution systems sold to our materials research customers and write-offs of excess and obsolete inventory associated with our realignment plan. Currency fluctuations increased Science Group gross margin by $1.2 million, or 1.1 percentage points, and by $2.3 million, or 0.4 percentage points, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the thirteen and thirty-nine week periods ended September 28, 2014, and for the comparable periods in 2013, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences equipment.
R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Gross spending	$26,381	$26,738	$80,552	$79,793
Less subsidies	(1,069)	(1,341)	(3,374)	(4,174)
Net expense	$25,312	$25,397	$77,178	$75,619
R&D costs decreased $0.1 million, or 0.3%, and increased $1.6 million, or 2.1%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014, respectively, compared to the same periods of 2013. While the thirteen week period costs remained relatively flat, the increase in the thirty-nine week period is primarily due to increased labor costs and project spending focused on support of current growth opportunities, inclusion of R&D costs from acquired companies, and reduced subsidies from European governments. Currency fluctuations decreased R&D costs by $0.1 million, or 0.4%, and increased R&D costs by $0.7 million, or 0.9%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013.
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
SG&A costs increased $4.1 million, or 9.1%, to $49.5 million in the thirteen week period ended September 28, 2014 compared to $45.3 million in the thirteen week period ended September 29, 2013 and increased $17.0 million, or 12.9%, to $148.5 million in the thirty-nine weeks ended September 28, 2014 compared to $131.5 million in the thirty-nine weeks ended September 29, 2013, primarily due to increased headcount, higher stock-based compensation cost, additional depreciation, site consolidation costs related to our realignment plan and the inclusion of SG&A costs of our acquired companies. Currency fluctuations had an insignificant impact and increased SG&A costs by $0.6 million, or 0.4%, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 compared to the same periods of 2013.
Restructuring, Reorganization, Relocation and Severance
Second Quarter 2014 Realignment
During the second quarter of 2014, we began to implement a resource realignment plan that will cause us to incur expenses during the remainder of 2014. The realignment plan aims to improve our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We intend to shift our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, and expect the realignment plan to better position us to pursue our growth strategy. The realignment plan activities currently include the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of such operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources.
The following table summarizes the costs incurred under our second quarter realignment plan:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Realignment Costs	September 28, 2014	June 29, 2014	September 28, 2014
Inventory write-offs	$230	$755	$985
Acceleration of acquisition-related earn-out	—	2,500	2,500
Impairment and other asset write-offs	1,831	466	2,297
Restructuring activities	7,699	2,228	11,259
Total	$9,760	$5,949	$17,041
These costs have been recorded in our Consolidated Statements of Operations as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Statement of Operations Classification	September 28, 2014	June 29, 2014	September 28, 2014
Cost of sales	$230	$755	$985
Selling, general and administrative	1,831	2,966	4,797
Restructuring, reorganization and relocation	7,699	2,228	11,259
Total	$9,760	$5,949	$17,041
The total cost of the realignment plan, including costs to move to our new facility in the Czech Republic, is estimated to be between $24.0 million and $26.0 million, with all costs to be incurred during 2014. Savings from the realignment plan are expected to be approximately $10.0 million on an annual basis.
First Quarter 2014 Restructuring
During the first quarter of 2014, we engaged in a restructuring plan principally aimed at consolidating our sales force in Europe. The $1.3 million cost incurred in implementing the restructuring plan primarily consisted of severance and other employee termination related costs, and was incurred during the first quarter of 2014. We do not expect to incur any additional costs under this plan. Savings from this plan are expected to be approximately $1.8 million on an annual basis.

Group Structure Reorganization
During the first quarter of 2013, we reorganized the company into a group structure in order to enable us to efficiently execute our growth strategy. The costs associated with the reorganization consisted primarily of severance costs and resulted in the termination of certain positions throughout the company. In anticipation of this reorganization, we incurred $2.9 million of costs during the fourth quarter of 2012, and recorded $1.1 million of severance costs during 2013, for a total cost of $4.0 million. We do not expect to incur any additional costs under this reorganization plan.
For information regarding the related accrued liability, see Note 12 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Expense, Net
Other expense, net includes interest income, interest expense, foreign currency transaction gains and losses, bank fees and other miscellaneous items.
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.2 million and $0.6 million, respectively, in the thirteen and thirty-nine week periods ended September 28, 2014 and $0.2 million and $0.4 million, respectively, in the comparable periods of 2013. The increase in the thirty-nine week period ended September 28, 2014 compared to the same period of 2013 was primarily due to mix in investment balances.
Interest expense was $0.2 million and $0.4 million, in the thirteen and thirty-nine week periods ended September 28, 2014, respectively, and $0.2 million and $1.7 million, in the comparable periods of 2013, respectively. The decrease in interest expense in the thirty-nine week period ended September 28, 2014 compared to the same period of 2013 related primarily to our 2.875% convertible notes, which converted to common stock on June 1, 2013.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.
Income Tax Expense
Our effective income tax rate was 16.6% for both the thirty-nine week periods ended September 28, 2014 and September 29, 2013 and reflected taxes accrued in the U.S. and foreign jurisdictions, offset by the reduction of unrecognized tax benefits for settlements with taxing authorities and the lapse of statutes of limitation.
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
As of September 28, 2014, total unrecognized tax benefits were $20.8 million and related primarily to uncertainty surrounding tax credits, transfer pricing and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $8.6 million and $7.9 million, respectively, at September 28, 2014 and December 31, 2013. Valuation allowances on deferred tax assets totaled $4.4 million and $2.7 million as of September 28, 2014 and December 31, 2013, respectively. The increase is due to additional valuation allowance against net deferred tax assets recorded as part of the Lithicon acquisition. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of September 28, 2014 consisted of $377.0 million of cash, cash equivalents, short-term restricted cash and short-term investments, $77.0 million in non-current investments, $39.0 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. At September 28, 2014, $207.0 million of our $493.0 million in total cash, cash equivalents, restricted cash and investments, including long-term restricted cash, was located outside of the United States. Although we do not intend to do so, repatriation of these funds would subject us to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries where funds are held. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2019.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from September 28, 2014.

In the thirty-nine weeks ended September 28, 2014, cash and cash equivalents and short-term restricted cash decreased $118.5 million to $284.4 million from $403.0 million as of December 31, 2013 primarily as a result of the purchase of Lithicon for $65.0 million, the repurchase of common stock for $40.3 million, $35.4 million used for the purchase of property, plant and equipment, dividends paid on common stock of $20.6 million, the net purchase of marketable securities of $14.2 million, and an increase in restricted cash of $3.0 million. These factors were partially offset by $72.6 million provided by operations and $10.6 million of proceeds from the exercise of employee stock options.
Accounts receivable increased $24.8 million to $219.2 million as of September 28, 2014 from $194.4 million as of December 31, 2013. This increase was primarily due to the timing of shipments. The September 28, 2014 balance included a $4.7 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 88 days at September 28, 2014 and 89 days at September 29, 2013.
Inventories increased $8.7 million to $190.4 million as of September 28, 2014 compared to $181.7 million as of December 31, 2013, mainly due to anticipation of increased sales volume in the fourth quarter of 2014. The September 28, 2014 balance included a $15.9 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.9 times for the quarter ended September 28, 2014 and 1.8 times for the quarter ended September 29, 2013.
Deferred tax assets, current and long term, net of deferred tax liabilities, increased $0.7 million to $8.6 million as of September 28, 2014 compared to $7.9 million as of December 31, 2013 primarily from additional deferred tax assets for accrued liabilities and stock-based compensation.
Expenditures for property, plant and equipment of $35.4 million and transfers to fixed assets from inventories of $4.3 million in the thirty-nine weeks ended September 28, 2014 primarily consisted of payments for equipment related to our leased Brno facility and demonstration equipment.
Accounts payable increased $6.3 million to $79.6 million as of September 28, 2014 compared to $73.2 million as of December 31, 2013, primarily due to accrued purchases of equipment related to our new leased facility in Brno and increased purchases of inventory in anticipation of increased sales volumes in the fourth quarter of 2014.
Accrued payroll liabilities decreased $8.3 million to $36.8 million as of September 28, 2014 compared to $45.1 million as of December 31, 2013, primarily due to the payout of employee incentive compensation.
Other Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires April 1, 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of September 28, 2014.
On July 3, 2014, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with the Agent, various lenders (the “Lenders”) and certain other parties. Among other things, the Third Amendment amended the Credit Agreement to increase the permitted amount of restricted payments, subject to certain conditions and certain technical amendments.
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
The following table sets forth information related to guarantees and letters of credit (in thousands):

September 28, 2014
Guarantees and letters of credit outstanding	$51,817
Amount secured by restricted cash deposits:
Current	$11,988
Long-term	38,953
Total secured by restricted cash	$50,941

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
During the third quarter of 2014 we repurchased 126,062 shares for a total of $9.8 million, or an average of $78.02 per share. We repurchased 500,000 shares for a total of $40.3 million in the thirty-nine weeks ended September 28, 2014 and no shares in the comparable period in 2013. As of September 28, 2014, 1,619,800 shares remained available for purchase pursuant to this plan. Subsequent to the end of the quarter, we repurchased an additional 295,321 shares for a total of $22.2 million, or an average of $75.20 per share.
See the section titled “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for further information on the Share Repurchase Plan.
Dividends to Shareholders
In June 2012 we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan's inception. During the third quarter of 2014, our Board of Directors declared a dividend of $0.25 per share of common stock. Dividend payments during the first thirty-nine weeks of 2014 totaled $20.6 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
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
We undertake hedging transactions and enter into foreign forward exchange contracts to mitigate the impact of changes in various currency exchange rates. See Note 14 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 67%, 70% and 67% of our sales came from outside the U.S. in the first thirty-nine weeks of 2014, 2013 and 2012, respectively. Our sales to China have grown considerably in recent years. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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
Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health or other risks;

•	changes in the regulatory environment in countries where we do business, which could lead to delays in the importation of products into those countries;

•	the implementation and administration of the Control of Electronic Information Products (often referred to as China RoHS) regulations could lead to delays in the importation of products into China;

•	European Union Restriction of Hazardous Substances (RoHS) Directive which could create problems in manufacture and delivery of certain products in Europe;

•	political and economic instability (e.g. unrest in Mexico, Egypt, the Middle East and Eastern Europe);

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	potential labor unrest.
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

Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will be entitled to receive a cancellation fee based on the agreed-upon shipment schedule. We experienced $3.9 million cancellations during the first thirty-nine weeks of 2014 and $4.2 million in all of 2013. Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes and for other reasons. This is particularly true of our high-performance TEMs.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech Koruna. For the first thirty-nine weeks of 2014, 2013 and 2012, approximately 27%, 30% and 26% of our revenue was denominated in euros, respectively, while more than half of our expenses were denominated in euros, Czech Koruna, yen or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech Koruna and Japanese yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech Koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
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
The future economic climate may be less favorable than that of the past. Any slowdown in global economic conditions has led, and could lead, to reduced consumer and business spending in the future, including by our customers and the purchasers of their products and services. If such spending slows down or decreases, our industry, business and results of operations may be adversely impacted. Also, in times of economic distress, hardship, bankruptcy and insolvency among our customers could increase. This may make it more difficult to collect on receivables.
Our gross margin improvement strategy is dependent on multiple factors that, if not achieved, could hinder our ability to reach our gross margin targets.
Our gross margins are dependent on many factors, some of which are not directly controlled by the company. These factors are:

•	significant variation in our gross margins among products. Any substantial change in product mix could change our gross margin;

•
volatility of sales to our Industry Group customers, which contribute, on average, a higher proportion of our gross margin. Any significant downturn affecting these customers would have a negative impact on our gross margin;

•	pricing and acceptance of higher-margin new products;

•	realization of the manufacturing efficiencies from our new facilities;

•	realization of materials cost savings through migration of the supply chain to lower cost suppliers and re-engineering of existing products; and

•	continued improvement in gross margins from our installed base.

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
Our installed base of approximately 9,500 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.

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
Our success depends in large part on the protection of our proprietary rights. We generally rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology, products and services. We incur significant costs to obtain and maintain patents and other intellectual property rights and to defend our intellectual property. We also rely on the laws of the U.S. and other countries where we develop, manufacture or sell products and services to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights. More specifically, we depend on trade secrets used in the development and manufacture of our products and delivery of our services. We endeavor to protect these trade secrets, but the measures taken to protect them may be inadequate or ineffective. Our ability to claim trade secret protection may increase as we focus on application-specific workflows and new market opportunities, such as those in the oil and gas services sector, where key aspects of the technology may be publicly available to competitors and new market entrants.
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. Approximately 67%, 70% and 67% of our sales occurred outside the U.S. in the first thirty-nine weeks of 2014, 2013 and 2012, respectively, and if we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
In September 2010, our Board of Directors approved a plan to repurchase up to a total of 4.0 million shares of our common stock for which we have repurchased approximately 2.7 million shares to date. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors and capital availability. Dividends have been paid under this program each quarter since its inception in June 2012. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Changes and fluctuations in government spending priorities and procurement practices could adversely affect our revenue.
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
In addition, procurement practices and procedures vary widely in the various jurisdictions where we conduct business and changes in these practices and procedures could cause delay in obtaining orders and revenue.  Recently, the Chinese government has undertaken an anti-corruption program in its procurement practices.  This has caused some delay in orders and revenue from Chinese government-controlled or related entities.
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

The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
June 30 - July 27, 2014	—	$—	—	1,745,862
July 28 - August 31, 2014	126,062	78.02	126,062	1,619,800
September 1 - September 28, 2014	—	—	—	1,619,800
Total third quarter	126,062	$78.02	126,062	1,619,800

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on September 15, 2014.(3)

10.1	Third Amendment to Credit Agreement.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	October 30, 2014	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2014	/s/ RAYMOND A. LINK
Raymond A. Link
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)