Form 10-K
period 2014-12-31
FEI CO
filed 2015-02-23
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($91.23) as reported by The NASDAQ Global Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2014), was $3,828,065,720.
The number of shares outstanding of the registrant’s Common Stock as of February 16, 2015 was 41,815,937 shares.
_____________________________________________
Documents Incorporated by Reference
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days of the Registrant's fiscal year ended December 31, 2014 pursuant to Regulation 14A.

FEI COMPANY
2014 FORM 10-K ANNUAL REPORT

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
Our products include transmission electron microscopes (“TEMs”); scanning electron microscopes (“SEMs”); DualBeamTM systems which combine a SEM and a focused ion beam system (“FIB”) on a single platform; stand-alone FIBs; high-performance optical microscopes, three-dimensional modeling software, and service and components to support the products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Most all of these product categories are sold into our various end markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
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
The Industry Group consists of customers in semiconductor integrated circuit manufacturing and related industries such as manufacturers of data storage equipment and other technologies, as well as customers in the natural resources industries including mining and oil and gas. The tools we develop for our Industry Group customers are generally aimed at improving their processes to increase overall yields, whether in a factory, at a mine or at an oil and gas rig. For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 22 nanometers and smaller, increasing complexity in their materials such as high-k metal gates and low-k dielectrics and increasing device complexity such as 3D transistor architectures. Such products are used primarily in laboratories or near the fabrication line to speed new product development and increase yields by enabling 3D metrology for advanced process control, defect analysis, root cause failure analysis and circuit edit for modifying device functionality. For the natural resource market, our products are used to increase yields in mining through automated mineralogy and in oil and gas exploration and laboratory analysis. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.
The Science Group includes universities, public and private research laboratories and customers in a wide range of industries, including metals, automobiles, aerospace, and forensics. The tools we develop for our customers in the Science Group are generally aimed at the exploration and discovery of new materials and chemistries or solving for causes and cures of diseases. The tools are used in a laboratory and are generally not used in industrial applications. The Science Group also includes customers at universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical and biotech companies. Growth in these markets is driven by global corporate and government funding for research and development and by development of new products and processes based on innovations at the nanoscale. Our solutions enable scientific discovery and advancement for researchers and help manufacturers develop, analyze and produce advanced products. Our products are also used in root cause failure analysis and quality control applications across a range of industries. Our products’ ultra-high resolution imaging allows structural biologists to create detailed 3D reconstructions of complex biological structures such as proteins and viruses. Cellular biologists use our tools to correlate wide-field, lower resolution optical images with higher resolution electron microscope imaging. Our products are also used by drug researchers and in particle analysis and a range of pathology and quality control applications. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.

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
Research and Development
We have research and development operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Bordeaux, France; Munich, Germany; Trondheim, Norway; and Canberra, Australia.
Our research and development staff at December 31, 2014 consisted of 483 employees, including scientists, engineers, designer draftsmen, technicians and software developers.

In the last year, we introduced several new and improved products, including:

•	the Titan Halo, a versatile mid-range Cryo TEM enabling structural and cell biology workflows;

•	the Talos 200S TEM system, bringing an efficient combination of resolution and throughput to research and industrial applications;

•	the ExSolve Wafer TEM Prep system, which provides our semiconductor customers with fully automated high-speed production of TEM lamella with sub-25nm thickness;

•	the Helios PFIB (Plasma FIB) system, combining leading-edge Plasma FIB and SEM capabilities for applications such as 3D packaging analysis, Failure Analysis and Large Area ‘Slice and View’;

•	the Teneo (mid-range) SEM, derived from our proven Scios dual beam and designed to serve the needs of research and industrial applications;

•
the Teneo VSTM provides novel Serial Block Face Imaging capability that combines mechanical sectioning with virtual sectioning using FEI's proprietary Multi-Energy Deconvolution to facilitate automated acquisition of large sample volumes at isotropic resolution;

•	the Helios G3 system, which continues the tradition of best-in-class dual beam performance for high-end applications across many markets and applications;

•	the Nano-EX MEMS heating holder for research and industrial TEM workflows, enabling faster time-to-data versus conventional “furnace heaters”; and

•	the Strain-14 analysis software package for semiconductor applications, which measures silicon strain with increased robustness and reduced noise versus previous solutions.
We believe our knowledge of field emission technology and products incorporating focused ion beams remain critical to our performance in the focused charged particle beam business. Drawing on this technology, we have developed a number of product innovations, including:

•	improved SEM and FIB columns specifically focused on the workflow solutions that our tools resolve;

•
enhancements in the scanning/transmission electron microscope ("S/TEM") system platform with improved performance, greater sensitivity and higher resolution coupled with new aberration correctors and monochromator technology, enabling sub-angstrom resolution;

•	the addition of TEM Phase plate capability, providing improved contrast for structural biology samples;

•
enhanced robotics, processes and tool connectivity, enabling near-line sample lift-out and S/TEM imaging from semiconductor wafers for defect analysis and process control applications with new automation software that improves the quality and consistency of multiple site-specific samples;

•
advanced image processing hardware and software enabling high performance 3D tomographic, TEM-based imaging and advance cryogenic fixation technology and subsequent imaging of aqueous samples at cryo temperatures in TEM and Dual Beam systems for aqueous biological and colloidal polymer, pigment and nanoparticle samples;

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

From time to time, we engage in joint research and development projects with key customers and other parties. In Europe, our electron microscope development is conducted in collaboration with universities and research institutions, often supported by European Union research and development programs. We periodically have received public funds under Dutch government, German government and European Union-funded research and development programs, and expect to continue to leverage these funding opportunities in the future. However, these funds can vary from year to year and we are not able to predict the amount of future funding. We also maintain other informal collaborative relationships with universities and research institutions, and we work with several of our customers to evaluate new products.

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
Net research and development expense was $102.6 million in 2014, $101.9 million in 2013 and $95.0 million in 2012.
Manufacturing
We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; and Munich, Germany. Our manufacturing staff at December 31, 2014 consisted of 760 employees. Our system manufacturing operations consist largely of final assembly and the testing of finished products. Product performance is documented and validated with factory acceptance and selective customer witness acceptance tests before these products are shipped. We also fabricate electron and ion source materials and manufacture component products at our facilities in Oregon and the Czech Republic.
Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Mechatronics B.V., Keller Technology, Schneeberger AG, Prodrive Technologies and AZD Praha s.r.o. for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc. and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.
Sales, Marketing and Service
Sales, marketing and service operations are conducted in the U.S. and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
Our sales and marketing staff at December 31, 2014 consisted of 421 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products. Our sales force and marketing efforts are organized through four geographic sales and services divisions: North America, Europe, the Asia-Pacific region and Japan.
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
Our products are sold generally with a 12 month warranty. Customers may purchase service contracts for our products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the four regions in which we have sales and service divisions. We also contract with independent service representatives for product service in some foreign countries. Our service staff at December 31, 2014 consisted of 708 employees.
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
Also see the section titled "Risk Factors" in Part I, Item 1A. of this Annual Report on Form 10-K.
Patents and Intellectual Property
We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. These intellectual property rights may not have commercial value or may not be sufficiently broad to protect the aspect of our technology to which they relate or competitors may design around our patents or other intellectual property rights. We own, solely or jointly, approximately 347 patents in the U.S. and approximately 624 patents outside of the U.S., many of which correspond to the U.S. patents. Further, we license additional patents from third parties. Our patents expire over a period of time from 2015 to 2034.
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
Our software may incorporate software from third-party suppliers, which is licensed to end users along with our proprietary software. We depend on these outside software suppliers to continue to develop capacities. The failure of these suppliers to continue to offer and develop software consistent with our development efforts could undermine our ability to deliver product applications.
Also see the section titled "Risk Factors" in Part I, Item 1A. of this Annual Report on Form 10-K.
Employees
At December 31, 2014, we had 2,660 employees worldwide. Some of the 1,904 employees who are employed outside of the U.S. are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.
Backlog
Orders received in a particular period that are not scheduled to be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At December 31, 2014 our total backlog was $535.6 million, compared to $473.5 million in total backlog at December 31, 2013.
At December 31, 2014, our backlog consisted of $364.8 million of product backlog and $170.8 million of service backlog, compared to product backlog of $349.3 million and service backlog of $124.2 million at December 31, 2013. We estimate that currently, 85% to 90% of our backlog is billable within one year. Recently, we have seen a trend where our orders have longer lead times resulting in more orders scheduled for delivery of goods or services beyond 12 months. In addition, the size of individual orders has increased due to our customers ordering higher priced tools and multiple tool orders as well as multi-year service contracts. These factors may increase the volatility of our future revenue forecasts.

Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. During 2014 and 2013, we experienced cancellations of $10.1 million and $4.2 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to single-sourcing issues and problems in securing electronic components from certain vendors. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Geographic Revenue and Assets
The following table summarizes sales by geographic region (in thousands):

	Year Ended December 31, 2014
	U.S. and Canada	Europe	Asia-Pacific Region and Rest of World	Total
Product sales	$207,623	$200,995	$314,048	$722,666
Service sales	97,966	66,799	68,849	233,614
Total sales	$305,589	$267,794	$382,897	$956,280
Our long-lived assets were geographically located as follows (in thousands):

December 31, 2014
United States	$76,553
The Netherlands	59,722
The Czech Republic	36,534
Other	58,073
Total	$230,882
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
To compete successfully, we must succeed in our R&D efforts, develop new products and production processes, and improve our existing products and processes ahead of competitors. Our R&D efforts are critical to our success and are aimed at solving complex problems, and we do not expect all of our projects to be successful. We may be unable to develop and market new products successfully, and the products we invest in and develop may not be well received by customers. Our R&D investments may not generate significant operating income or contribute to our future operating results for several years and such contributions may not meet our expectations or even cover the costs of such investments. Additionally, the products and technologies offered by others may affect demand for or pricing of our products. These types of events could negatively affect our competitive position and may reduce revenue, increase costs, lower gross margin percentages, or require us to impair our assets.
The identity and composition of our competitors may change as we increase our focus on application-specific workflows and new market opportunities, such as the oil and gas services sector. As we expand into new markets, we will face competition not only from our existing competitors, but also from other established competitors with stronger technological, marketing and sales positions in those markets.
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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 68%, 72% and 67% of our sales occurred outside the U.S. and Canada in 2014, 2013 and 2012, respectively. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
Moreover, we operate in over 50 countries, including in 26 where we have a direct presence, and we are seeking to establish a direct presence in additional countries. Some of our global operations are geographically isolated, are distant from corporate headquarters and/or have little infrastructure support. Therefore, maintaining and enforcing operating and financial controls can be difficult. Failure to maintain or enforce controls could have a material adverse effect on our control over service inventories, quality of service, customer relationships and financial reporting.
Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks;

•	changes in the regulatory environment in countries where we do business, which could lead to delays in the importation of products into those countries;

•	European Union Regulation of Hazardous Substances ("RoHS") which could create problems in manufacture and delivery of certain products in Europe;

•
the implementation and administration of the Control of Electronic Information Products (often referred to as China RoHS) regulations, which could lead to delays in the importation of products into China;

•	security concerns, such as armed conflict and civil or military unrest, political and economic instability and terrorist activity;

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	differing employment practices and labor issues.
The industries in which we sell our products are cyclical, which may cause our results of operations to fluctuate and changes in product demands from our customers may increase volatility and adversely impact our ability to forecast revenues.
Our business depends in large part on the capital expenditures of customers within our Industry Group and Science Group. See “Net Sales by Segment” included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

The largest part of our Industry Group is revenue derived from the semiconductor industry. This industry is cyclical and has experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. A downturn in this industry, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. During downturns, our sales and gross profit margins generally decline. In addition, the continued adoption of our near-line product solutions, which involves the sale of higher priced tools and longer lead times, has increased the volatility of our sales to this industry and our ability to accurately forecast revenues.
A significant portion of our Science Group revenue is dependent on government investments in research and development of new technology. To the extent that governments, especially in Europe or the U.S., reduce their spending in response to budget deficits and debt limitations, demand for our products could be affected. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time. We have also seen a slowing of orders in China as their government has implemented new anti-corruption rules which has extended the time for institutions to place new orders, impacting our Science Group.
As a capital equipment provider, our revenues depend in large part on the spending patterns of our customers, who could delay expenditures or cancel orders in reaction to variations in their businesses or general economic conditions. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses quickly in response to revenue shortfalls. In a prolonged economic downturn, we may not be able to reduce our significant fixed costs, such as manufacturing overhead, capital equipment or research and development costs, which may cause our gross margins to erode and our earnings to decline.
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
Acquisitions can involve numerous risks, including management issues and costs in connection with the integration of the operations and personnel, technologies and products of the acquired companies, legal and intellectual property issues, failure to properly integrate acquisitions, the possible write-downs of impaired assets and the potential loss of key employees of the acquired companies. The inability to effectively manage any of these risks could seriously harm our business. Additionally, difficulties in integrating our acquisitions into our internal control structure could result in a failure of our internal controls over financial reporting, which, in turn, could create a material weakness.
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
Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will be entitled to receive a cancellation fee based on the agreed-upon shipment schedule. During 2014 and 2013, we experienced cancellations of $10.1 million and $4.2 million, respectively. Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes and for other reasons. This is particularly true of our high-performance TEMs.
Our orders have longer lead times resulting in more orders scheduled for delivery of goods or services beyond 12 months, and the size of individual orders has increased due to our customers ordering higher priced tools and multiple tool orders as well as multi-year service contracts, which may increase the volatility of our future revenue.

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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech koruna. For 2014, 2013 and 2012, approximately 28%, 29% and 27% of our revenue was denominated in euros, respectively, while more than half of our expenses were denominated in euros, Czech koruna, yen or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech koruna and Japanese yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens.
Achieving hedge designation is based on evaluating the effectiveness of the derivative contracts’ ability to mitigate the foreign currency exposure of the linked transaction. We are required to monitor the effectiveness of all new and open derivative contracts designated as hedges on a quarterly basis. Failure to meet the hedge accounting requirements could result in the requirement to record unrealized gains and losses into net income in the current period. This failure could result in significant fluctuations in operating results. In addition, we will continue to recognize unrealized gains and losses related to the changes in fair value of derivative contracts not designated as hedges in the current period net income. Accordingly, the related impact to operating results may be recognized in a different period than the foreign currency impact of the hedged transaction.
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
The volatility of dollar/euro and dollar/Czech koruna exchange rates can make it more difficult for us to deploy our hedging program and create effective hedges or to achieve the desired outcome.
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
Our gross margins are dependent on many factors, some of which are not directly controlled by the company. These factors are:

•	significant variation in our gross margin among products. Any substantial change in product mix could change our gross margin;

•
volatility of sales to our Industry Group customers contribute, on average, a higher proportion of our gross margin. Any significant downturn affecting these customers would have a negative impact on our gross margin;

•	pricing and acceptance of higher-margin new products;

•	realization of manufacturing efficiencies from our new facilities;

•	realization of material cost savings through migration of the supply chain to lower cost suppliers and re-engineering of existing products;

•	continued improvement in gross margins from our installed base; and

•	movements in foreign currency exchange rates and impact of hedging.
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
In addition, the complexity of product lines and diversity of our customer base creates manufacturing planning and control challenges that may lead to higher costs of materials and labor, increased service costs, delayed shipments and excessive inventory. Our products incorporate leading-edge technology, including both hardware and software components. Software may contain bugs that unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, which may interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. Failure to effectively manage these manufacturing and product testing issues may materially impact our financial position, results of operations or cash flow.
We rely on a limited number of suppliers to provide certain key parts and components. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Mechatronics B.V., Keller Technology, Schneeberger AG, Prodrive Technologies and AZD Praha s.r.o. for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc. and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, restrictions regulating the use of certain hazardous substances in electrical and electronic equipment in various jurisdictions may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, because we only have a few equipment suppliers, we may be more exposed to future cost increases for this equipment.
Our maintenance and repair revenue depends on our ability to reliably supply replacement parts and consumables to our customers and failure to deliver high quality parts and consumables in a timely manner could cause our business to suffer.
Our installed base of approximately 10,000 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.
Our business relies on various electronic data systems and their functioning is important to our business. Our business could be damaged if those systems fail or suffer a security breach or compromise.
Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment. We use a number of electronic data systems to help operate our business. If we are unable to maintain and safeguard our electronic data, our operating activities, financial reporting and intellectual property could be compromised, which may disrupt operations, harm our reputation and damage customer relationships. Further, we maintain personal information of our employees and a data breach that leads to the misuse or misappropriation of this information could cause the company to incur liability and damage our relationship with our employees and our reputation. Moreover, if we suffer an unauthorized intrusion into our own systems or the virtual private network providing for remote tool diagnostics at customer sites, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business. Further, if our systems are inaccessible for a period of time, it may compromise our ability to perform business functions in a timely manner. Costs to comply with and implement privacy-related and data protection measures could be significant. Our failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.
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
In 2014, 2013 and 2012, our top 10 customers accounted for approximately 27%, 25%, and 22% of our total annual net revenue, respectively. One customer accounted for just over 10% of total annual net revenue during 2013 and no customers accounted for 10% or more of total annual net revenue in 2014 and 2012. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.
Certain of our significant customers have adopted policies relating to sustainability, supply chain management, disaster recovery and other initiatives that may result in significant additional costs depending on the actions we must take in order to comply. Our failure to comply with such policies and initiatives could result in loss of customer contracts or relationships, resulting in significant harm to our business.
We may not be able to enforce our intellectual property rights, especially in foreign countries, which could have a material adverse effect on our business.
Our success depends in large part on the protection of our proprietary rights. We generally rely on patents, copyrights, trademarks and trade secret laws to establish and maintain proprietary rights in our technology, products and services. We incur significant costs to obtain and maintain patents and other intellectual property rights and to defend our intellectual property. We also rely on the laws of the U.S. and other countries where we develop, manufacture or sell products and services to protect our proprietary rights. We may not be successful in protecting these proprietary rights, these rights may not provide the competitive advantages that we expect or other parties may challenge, invalidate or circumvent these rights. More specifically, we depend on trade secrets used in the development and manufacture of our products and delivery of our services. We endeavor to protect these trade secrets, but the measures taken to protect them may be inadequate or ineffective. These risks may increase as we focus on application-specific workflows and certain market opportunities, such as those in the oil and gas services sector, where key aspects of our technology may be made publicly available to competitors and new market entrants.
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. Approximately 68%, 72% and 67% of our sales occurred outside the U.S. in 2014, 2013 and 2012, respectively, and if we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
From time to time, we have engaged in various restructuring and infrastructure improvement programs in order to increase operational efficiency, consolidate sites, reduce costs and balance the effects of currency fluctuations on our financial results. These actions have included reductions of work-force, site consolidations, and migrating portions of our supply chain to dollar-linked contracts.
Restructuring has the potential to adversely affect our business, financial condition and results of operations due to potential disruption of manufacturing operations, our supply chain and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Loss of sales, service and engineering talent, in particular, could damage our business. Restructuring requires substantial management time and attention and has the potential to divert management from other important work. Moreover, we could encounter delays in executing our plans, which could cause further disruption and additional unanticipated expense. Some of our employees work in areas, such as Europe and Asia, where workforce reductions are highly regulated, and this could slow the implementation of planned workforce reductions. Restructuring plans may also fail to achieve the stated aims for reasons similar to those described in this paragraph.

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
Because a significant part of our overall business is generated either directly or indirectly as a result of international, national and local government regulatory and infrastructure priorities, shifts in these priorities due to changes in policy imperatives or economic conditions or government administration, which are often unpredictable, may affect our revenues.
Political instability in key regions around the world, the U.S. government’s commitment to military-related expenditures and current uncertainty around global sovereign debt put at risk federal discretionary spending, including spending on nanotechnology research programs and projects that are of particular importance to our business. Also, changes in U.S. Congressional appropriations practices could result in decreased funding for some of our customers. At the state and local levels, the need to compensate for reductions in federal matching funds, as well as financing of federal unfunded mandates, creates strong pressures to cut back on research expenditures as well. A potential reduction of federal funding may adversely affect our business.
In addition, procurement practices and procedures vary widely in the various jurisdictions where we conduct business and changes in these practices and procedures could cause delay in obtaining orders and revenue. The anti-corruption measures undertaken by the Chinese government in its procurement practices have caused some delay in orders and revenue from Chinese government-controlled or related entities and these orders and revenue may continue to be delayed to the extent that these anti-corruption measures continue to be undertaken by the Chinese government.
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
Attracting qualified personnel is difficult, and our recruiting efforts may not be successful. Specifically, our product generation efforts depend on hiring and retaining qualified engineers, the market for which is very competitive. In addition, experienced management and technical, sales, marketing and service personnel in the technology industry are in high demand, and competition for such talent is intense. The loss of key personnel, or our inability to attract key personnel, could have an adverse effect on our business, financial condition or results of operations.
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
Our worldwide operations could be subject to earthquakes, volcanic eruptions, telecommunications failures, power interruptions, water shortages, closure of transport routes, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics, terrorist acts, acts of war and other natural or manmade disasters or business interruptions. For many of these events we carry no insurance. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. The impact of such events could be disproportionately greater on us than on other companies as a result of our significant international presence. Our corporate headquarters, and a portion of our research and development activities, are located on the Pacific coast, and other critical business operations and some of our suppliers are located in Asia, near major earthquake faults. We rely on major logistics hubs, primarily in Europe, Asia and the U.S. to manufacture and distribute our products and to move products to customers in various regions. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including those described above. The ultimate impact of our consolidation in certain geographical areas on us, our significant suppliers and our general infrastructure is unknown, but our revenue, profitability and financial condition could suffer in the event of a catastrophic event.
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
In the third quarter of 2014, we completed the move of our manufacturing and development facility in Brno, Czech Republic, to a new, larger facility in Brno consisting of approximately 290,000 square feet. We have a lease agreement with an initial 10-year term with lease payments of approximately $230,000 per month with multiple options to renew.

In the second quarter of 2013, we purchased facilities we had previously been leasing in Eindhoven, The Netherlands, consisting of 271,743 square feet. These facilities are used for research and development, manufacturing, sales, marketing and administrative functions, primarily by the Science Group.
We operate, in leased facilities, a software development and licensing business in Bordeaux, France, and an optical microscopy business in Munich, Germany. We closed our facility in Delmont, Pennsylvania at the end of 2014. In Australia, we operate an office for sales, service and some research and development, in a leased facility, located in Canberra which directly supports our Industry and Science Groups. We closed our Melbourne and Brisbane offices in 2014.
We also operate support offices for sales, service and some research and development in leased facilities in the People’s Republic of China, Japan, Hong Kong, Singapore, Korea, The Netherlands, Germany, Norway and the U.S., as well as other smaller offices in the other countries where we have direct sales and service operations. In the fourth quarter of 2014, we relocated our China office to a larger leased facility totaling 47,688 square feet that includes a demonstration facility, training lab and offices.
We expect that our facilities arrangements will be adequate to meet our needs for the foreseeable future and, overall, believe we can meet increased demand for facilities that may be required to meet the demand for our products. In addition, we believe that, if product demand increases, we can use outsourced manufacturing, additional manufacturing shifts and currently underutilized space as a means of adding capacity without increasing our direct investment in additional facilities.
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

2013	High	Low	Dividend Paid
Quarter 1	$65.29	$55.61	$0.08
Quarter 2	75.73	61.89	0.08
Quarter 3	88.86	71.04	0.12
Quarter 4	93.13	82.52	0.12
2014	High	Low	Dividend Paid
Quarter 1	$111.57	$85.31	$0.12
Quarter 2	106.91	76.22	0.12
Quarter 3	93.38	75.32	0.25
Quarter 4	93.30	72.74	0.25
The approximate number of beneficial shareholders and shareholders of record at February 9, 2015 was 27,215 and 61, respectively.
In June 2012 we announced our plan to initiate a quarterly dividend and dividends have been paid under this program each quarter since its inception. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. See also "Dividends to Shareholders" included in Part II, Item 7 of this Annual Report on Form 10-K for further discussion.
PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2014, 2013 or 2012 to Philips under this agreement. As of December 31, 2014, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement. These shares have been included in our calculation of earnings per share for all periods presented.
Share Repurchases
During 2014, we repurchased 795,321 shares for a total of $62.5 million, or an average of $78.61 per share. We did not repurchase any shares in 2013. During 2012, we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share.
The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
September 29 - October 26, 2014	295,321	$75.20	295,321	1,324,479
October 27 - November 30, 2014	—	—	—	1,324,479
December 1 - 31, 2014	—	—	—	1,324,479
Total fourth quarter	295,321	$75.20	295,321	1,324,479

(1)
On September 20, 2010, the Board of Directors announced a 4.0 million share stock repurchase program, reauthorized in December 2012. The stock repurchase program does not have an expiry date. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. As of December 31, 2014, 1,324,479 shares remained available for purchase pursuant to this plan. See “Liquidity and Capital Resources Share Repurchase Plan” in Part I, Item 7 of this Annual Report on Form 10-K for further information.

Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference herein.
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

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
FEI Company	$100.00	$113.06	$174.57	$238.23	$385.97	$393.62
NASDAQ Composite	100.00	118.02	117.04	137.47	192.62	221.02
NASDAQ Non-Financial	100.00	118.43	118.27	138.63	194.21	223.47
SIC 3826	100.00	142.97	140.53	156.28	237.10	257.47

Item 6. Selected Financial Data
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

In thousands, except per share amounts	Year Ended December 31,
Statement of Operations Data	2014	2013	2012	2011	2010
Net sales	$956,280	$927,454	$891,738	$826,426	$634,222
Cost of sales	508,125	488,669	476,108	459,060	364,958
Gross profit	448,155	438,785	415,630	367,366	269,264
Total operating expenses(1)	318,754	282,597	267,543	240,315	213,806
Operating income	129,401	156,188	148,087	127,051	55,458
Other expense, net	(2,471)	(4,586)	(7,539)	(4,186)	(3,236)
Income before income taxes	126,930	151,602	140,548	122,865	52,222
Income tax expense (benefit)(2)	21,866	24,929	25,628	19,228	(1,326)
Net income	$105,064	$126,673	$114,920	$103,637	$53,548
Basic net income per share	$2.50	$3.13	$3.02	$2.70	$1.41
Diluted net income per share	$2.47	$3.01	$2.80	$2.51	$1.34
Shares used in basic per share calculations	41,969	40,446	38,065	38,384	38,083
Shares used in diluted per share calculations	42,528	42,395	41,728	42,047	41,737

In thousands	December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
Cash and cash equivalents	$300,507	$384,170	$266,302	$320,361	$277,617
Working capital	527,973	657,126	486,830	519,284	493,518
Total assets	1,417,818	1,426,084	1,234,223	1,089,909	984,422
Current portion of convertible debt	—	—	89,010	—	—
Convertible debt, net of current portion	—	—	—	89,011	89,012
Shareholders’ equity	1,041,325	1,077,568	839,903	696,814	633,174
(1) Included in operating expenses was $18.5 million, $1.1 million, $2.9 million, $3.2 million and $11.1 million of restructuring, reorganization, relocation and severance in 2014, 2013, 2012, 2011 and 2010, respectively. Also included in operating expenses in 2011 is $5.3 million for a contingent litigation accrual matter and a $1.4 million impairment of certain intellectual property.
(2) Our 2011 tax provision reflected taxes on earnings in the U.S. and foreign jurisdictions, and included a $12.4 million benefit relating to an agreement with The Netherlands to tax profits from intellectual property at a reduced rate. This benefit was partially offset by an increase of unrecognized tax benefits for positions taken on current and prior year returns.
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
This Annual Report on Form 10-K contains forward-looking statements, that include guidance for revenue, earnings per share and bookings for the first quarter of 2015, revenue expectations for the first half and full year 2015, the impact of certain items on our results for these periods, including statements regarding our sources of revenue, our investments and expenditures, our effective tax rate, the location of our cash and cash equivalents, the level of profitability at which we expect to operate and the allocation of our resources and expenditures. Forward-looking statements may also be identified by words and phrases that refer to future expectations, such as “guidance”, “guiding”, “forecast”, “toward”, “plan”, “expect”, “are expected”, “is expected”, “will”, “projecting”, “look forward”, and other similar words and phrases. Factors that could affect such forward-looking statements include, but are not limited to: the global economic environment, in particular continued slower growth in China and emerging markets; lower than expected customer orders, including for recently-introduced products; potential weakness of the Science and Industry market segments, including continued weakness in the oil and gas sector of the Industry segment resulting from declining oil prices; fluctuations in foreign exchange rates, which can affect revenues, margins and the competitive pricing of our products; cyclical changes and increased volatility in the semiconductor industry, which is a major component of Industry market segment revenue; changes in backlog and the timing of shipments from backlog, which may create forecasting challenges; potential delayed or reduced governmental spending to support expected orders; potential disruption in the company's operations due to organizational changes; the relative mix of higher-margin and lower-margin products; potential for increased volatility and challenges in forecasting resulting from larger sales transactions, cancellations and rescheduling of orders by customers; risks associated with a high percentage of the company's revenue coming from turns business, when the order for a product is placed by the customer in the same quarter as the planned shipment, and risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; delays in meeting all accounting requirements for revenue recognition; the ongoing determination of the effectiveness of foreign exchange hedge transactions; the relative mix of U.S. and non-U.S. sales; additional costs related to future merger and acquisition activity; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; failure to achieve improved operational efficiency and other benefits from infrastructure investments and restructuring activities; changes to restructuring activities, including greater than estimated costs, or potential additional restructurings, realignments and reorganizations; inability to deploy products as expected or delays in shipping products due to technical problems or barriers, especially with regard to recently introduced TEM products; bankruptcy or insolvency of customers or suppliers; changes in tax rates and laws, accounting rules regarding taxes or agreements with tax authorities; changes in trade policies and tariff regulations; changes in the regulatory environment in the nations where we do business; potential shipment or supply chain disruptions; and additional selling, general and administrative or research and development expenses.
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

OVERVIEW OF 2014 AND OUTLOOK FOR 2015
During 2014, we experienced revenue growth of 3% over 2013, with growth in both our Industry and Science Group. We are forecasting continued growth in 2015, across both our Industry Group and our Science Group, based on expected conditions in each of our markets, the impact of new products that we have introduced in the last few years and our competitive positioning. We experienced a strong fourth quarter in 2014, but expect a weaker first quarter in 2015 due to the typical effects of seasonality in our markets and the expected timing of product shipments in response to customer requests. In addition, we expect to see a negative year-over-year impact from currency movements.
Within the Industry Group, our revenues grew in 2014 due to strength in the semiconductor equipment market. Our equipment is primarily used in laboratories for new process development and yield improvement. The increasing complexity and shrinking dimensions of the devices made by our customers have increased the demand for our DualBeams and high-resolution TEMs. In addition, we introduced products in the latter half of 2013 that have moved our tools closer to the production line. We believe sales to the semiconductor market will grow as our customers increase their focus on smaller and more complex structures and demand for our near-line products continues to develop. Given the structure of the semiconductor industry, with a small number of customers accounting for a large portion of the capital spend, we believe that we will continue to see quarter-to-quarter variability in revenue and customer orders. Our Industry Group also includes, to a much lesser extent, sales to companies in oil and gas and the mining markets. In 2014, revenue and orders in these markets were down significantly compared with 2013. Capital spending in the mining market remained depressed and the significant declines in oil prices in the second half of 2014 negatively impacted customer spending. We are focusing our efforts in the oil and gas market toward reservoir characterization and digital rock technology. We believe there are long term opportunities in these areas but we do not expect a material improvement in our revenues from the oil and gas market in 2015 based on current market conditions.
Within the Science Group, sales of our products for materials science research drive the largest portion of our revenues. These customers are globally dispersed and their spending is driven by varied economic and political factors. In 2014, revenue was down compared with 2013 due to decreased spending in several large Asian countries, partially offset by strong growth in North America. We expect growth in the materials science markets in 2015 as customer adoption of new products first introduced in 2013 continues to grow and emerging economies, such as China, continue to invest in their research, development and education infrastructure. Sales to researchers in structural biology showed significant growth in 2014. The primary driver of this growth has been increased penetration of electron microscopy into structural biology applications and adoption of our products by new customers. We expect these revenues to continue to grow as the market grows, and we increase our ability to serve existing customers and acquire new customers.
Gross margin increased by 70 basis points from 2012 to 2013 and declined by 40 basis points from 2013 to 2014. We are seeking to improve gross margin in 2015. In addition to increasing our proportion of newer, higher-margin products and application-specific products, we expect lower costs from continued sourcing improvements and efficiencies from our new facility in the Czech Republic.
Operating expenses are expected to remain relatively flat in 2015 as increased spending for research and development and higher stock-based compensation expense are offset by savings from our 2014 restructuring program and more favorable impact of foreign exchange rates on our expenses.
Our net income declined in 2014 principally as a result of the restructuring program we announced in June. Growth in our net income will primarily depend upon our ability to grow our revenue and deliver improvement in our gross margin.
Please review the risk factors described in Part I, Item 1A of this Annual Report on Form 10-K for the risk factors that could cause our results to vary from the outlook described above.

RESULTS OF OPERATIONS
The following table sets forth our statement of operations data (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net sales	$956,280	$927,454	$891,738
Cost of sales	508,125	488,669	476,108
Gross profit	448,155	438,785	415,630
Research and development	102,613	101,947	94,965
Selling, general and administrative	197,682	179,560	169,719
Restructuring, reorganization, relocation and severance costs	18,459	1,090	2,859
Operating income	129,401	156,188	148,087
Other expense, net	(2,471)	(4,586)	(7,539)
Income before income taxes	126,930	151,602	140,548
Income tax expense	21,866	24,929	25,628
Net income	$105,064	$126,673	$114,920
The following table sets forth our statement of operations data as a percentage(1) of consolidated net sales:

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.1	52.7	53.4
Gross profit	46.9	47.3	46.6
Research and development	10.7	11.0	10.6
Selling, general and administrative	20.7	19.4	19.0
Restructuring, reorganization, relocation and severance costs	1.9	0.1	0.3
Operating income	13.5	16.8	16.6
Other expense, net	(0.3)	(0.5)	(0.8)
Income before income taxes	13.3	16.3	15.8
Income tax expense	2.3	2.7	2.9
Net income	11.0%	13.7%	12.9%

(1)	Percentages may not add due to rounding.
Net sales increased $28.8 million, or 3.1%, to $956.3 million in 2014 compared to $927.5 million in 2013 and increased $35.7 million, or 4.0%, in 2013 compared to $891.7 million in 2012.
Revenue from our recently acquired businesses increased net sales by $10.1 million, or 1.1%, in 2014 compared to 2013 and increased net sales by $15.2 million, or 1.7%, in 2013 compared to 2012.
Currency fluctuations decreased net sales by $10.3 million, or 1.1%, in 2014 compared to 2013 and decreased net sales by approximately $8.3 million, or 0.9%, in 2013 compared to 2012. Strengthening of the U.S. dollar against foreign currencies generally has the effect of decreasing net sales and backlog. See also "Foreign Currency Exchange Rate Risk" included in Part I, Item 7A. of this Annual Report on Form 10-K for further discussion of currency impact on our results of operations.
Other factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.

Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended December 31,
	2014		2013		2012
Industry Group	$450,198	47.1%	$427,731	46.1%	$433,424	48.6%
Science Group	506,082	52.9	499,723	53.9	458,314	51.4
Consolidated net sales	$956,280	100.0%	$927,454	100.0%	$891,738	100.0%
Industry Group
The $22.5 million, or 5.3%, increase in Industry Group sales in 2014 compared to 2013 was primarily due to increased sales to semiconductor customers, mainly as a result of their ongoing investment in advanced technologies and the continued adoption of our near-line product solutions, as well as overall growth in revenues from our installed base. This increase was partially offset by reduced demand for our products from oil and gas customers and continued weakness in the mining sector driven by lower commodity prices and a corresponding reduction in capital spending. We may continue to experience reduced future demand for our oil and gas solutions if global oil prices remain at multi-year lows. Currency fluctuations decreased Industry Group revenue by $2.6 million, or 0.6%, and revenue from acquired businesses increased Industry Group revenue by $7.6 million, or 1.8%, as compared to the prior year.
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
Science Group
The $6.4 million, or 1.3%, increase in Science Group sales in 2014 compared to 2013 was primarily driven by increased revenue from high-end, high-resolution systems sold to our structural and cell biology customers globally and increased revenue from our installed base. Offsetting this was reduced demand in China due to new procurement regulations slowing down order flow and a reduced demand for our products in Japan due to the weakening of the Japanese yen against the U.S. dollar which made our products more expensive. Currency fluctuations decreased Science Group revenue by $7.6 million, or 1.5%, and revenue from acquired businesses increased Science Group revenue by $2.5 million, or 0.5%, as compared to the prior year.
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
Net Sales by Geographic Region
A majority of our net sales are derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic region (dollars in thousands):

	Year Ended December 31,
	2014		2013		2012
U.S. and Canada	$305,589	32.0%	$260,635	28.1%	$291,720	32.7%
Europe	267,794	28.0	270,660	29.2	244,722	27.5
Asia-Pacific Region and Rest of World	382,897	40.0	396,159	42.7	355,296	39.8
Consolidated net sales	$956,280	100.0%	$927,454	100.0%	$891,738	100.0%

U.S. and Canada
The $45.0 million, or 17.2%, increase in sales to the U.S. and Canada in 2014 compared to 2013 was primarily due to increased sales to customers engaged in semiconductor manufacturing, structural and cell biology research, and materials research. We also saw increased service revenue from our installed base.
The $31.1 million, or 10.7%, decrease in sales to the U.S. and Canada in 2013 compared to 2012 was primarily due to fewer sales to research customers and a decline within the semiconductor industry as demand shifted to the Asia-Pacific region.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
The $2.9 million, or 1.1%, decrease in sales to Europe in 2014 compared to 2013 was primarily as a result of lower revenues from semiconductor manufacturing customers as their demand continues to shift to the Asia-Pacific region. We also saw a decrease in sales to our research customers, but this decline was offset by increased demand from our structural and cell biology customers as our solutions continue to gain acceptance within the scientific community. Currency fluctuations decreased sales to Europe by $2.6 million, or 1.0%, in 2014 compared to 2013.
The $25.9 million, or 10.6%, increase in sales to Europe in 2013 compared to 2012 was primarily due to increased sales of high-end, high-resolution systems to Science Group customers and full-year inclusion of revenue from acquired businesses. Currency fluctuations increased sales to Europe by $8.1 million, or 3.0%, in 2013 compared to 2012.
Asia-Pacific Region and Rest of World
The $13.3 million, or 3.3%, decrease in sales to the Asia-Pacific Region and Rest of World in 2014 compared to 2013 was due to a decline in sales to customers engaged in materials research activities. In particular, while demand for our products in China remains substantial, recent anti-corruption initiatives undertaken by the Chinese government have slowed funding and procurement by Chinese government-controlled or related entities, thus causing delays in orders and revenue from our Chinese customers. We have also experienced lower sales in Japan as the weakening of the Japanese yen against the US dollar has made our products more expensive. The decrease in sales to our materials research customers was offset by increased purchases by our semiconductor customers as the region continues to expand manufacturing capacity, as well as increased purchases by our structural and cell biology customers. Currency fluctuations decreased sales to this region by $7.5 million, or 1.9%, in 2014 compared to 2013.
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
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2014	2013	2012
Industry Group	51.1%	52.1%	50.8%
Science Group	43.1	43.2	42.6
Overall	46.9	47.3	46.6
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales increased $19.5 million, or 4.0%, to $508.1 million in 2014 compared to $488.7 million in 2013, due primarily to higher sales volume and a change in product mix of systems sold. Currency fluctuations decreased cost of sales by $9.6 million and reduced gross margin by $0.7 million, or 0.4 percentage points, in 2014 compared to 2013.
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

Industry Group
The decrease in Industry Group gross margin in 2014 compared to 2013 was due primarily to change in product mix as we sold less comparatively higher resolution systems to semiconductor and oil and gas customers, which generally carry higher average margins, and incurred higher costs to support our near-line solutions. This was partially offset by higher maintenance and repair revenue derived from our installed base. The realignment plan announced in the second quarter of 2014 also decreased gross margins as we discontinued or de-emphasized certain product lines and reduced the value of excess inventory. Currency fluctuations decreased Industry Group gross margin by $0.6 million, or 0.2 percentage points, in 2014 compared to 2013.
The increase in Industry Group gross margin in 2013 compared to 2012 was due primarily to change in product mix as we sold more sample preparation solutions, which generally carry higher average margins, as well as an increase in margins on service revenue derived from our installed base. Currency fluctuations decreased Industry Group gross margin in 2013 compared to 2012 by $2.8 million, or 0.2 percentage points.
Science Group
The decrease in Science Group gross margin in 2014 compared to 2013 was due primarily to changes in product mix and increased competition, which reduced average selling prices for our lower-resolution systems, offset by higher margins on revenue from our installed base due to lower costs for parts and labor. The realignment plan announced in the second quarter of 2014 also decreased gross margins as we discontinued certain product lines and reduced the value of excess inventory. Currency fluctuations had an insignificant impact on Science Group gross margin in 2014 compared to 2013.
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
R&D costs, net of subsidies, were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross spending	$107,126	$107,291	$102,309
Less subsidies	(4,513)	(5,344)	(7,344)
Net expense	$102,613	$101,947	$94,965
R&D costs increased $0.7 million, or 0.7%, in 2014 compared to 2013 primarily due to a decrease in subsidies from European governments and inclusion of R&D costs from acquired businesses. This was offset partially by a decline in external project spending as well as reduced labor costs resulting from our realignment plan announced in the second quarter of 2014. Currency fluctuations decreased R&D costs by $0.9 million, or 0.8%, in 2014 compared to 2013.
R&D costs increased in 2013 compared to 2012 primarily due to increased headcount and project spending focused on new product introductions and support of current growth opportunities. The full year inclusion of the R&D expense from our acquired businesses also contributed to the increase. The impact of currency fluctuations increased R&D costs by $1.5 million, or 1.5%, in 2013 compared to 2012.
We anticipate investing between 10% and 11% of revenue in R&D for the foreseeable future. Accordingly, as revenues increase, we expect R&D expenditures will also increase. Actual future spending, however, will depend on market conditions and currency fluctuations.
See also the Risk Factors included in Part I, Item 1A. of this Annual Report on Form 10-K for further discussion of R&D expense impact on our results of operations.

Selling, General and Administrative Costs
Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs also include sales commissions paid to our employees as well as to our agents.
SG&A costs increased $18.1 million, or 10.1%, in 2014 compared to 2013 primarily due to increased headcount, higher stock-based compensation cost, additional depreciation, site consolidation costs related to our realignment plan announced in the second quarter of 2014 and the inclusion of SG&A costs of our acquired companies. Currency fluctuations decreased SG&A costs by $1.0 million, or 0.6%, in 2014 compared to 2013.
SG&A costs increased $9.8 million, or 5.8%, in 2013 compared to 2012 primarily due to increased headcount, higher stock-based compensation cost associated with a higher stock price and the inclusion of SG&A costs of our acquired businesses. Currency fluctuations increased SG&A costs by an insignificant amount in 2013 compared to 2012.
Our acquired businesses tend to have higher SG&A costs as a proportion of revenue as compared to our core business.
Restructuring, Reorganization, Relocation and Severance
Second Quarter 2014 Realignment
During the second quarter of 2014, we implemented a resource realignment plan aimed at improving our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We shifted our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, in order to better position us to pursue our growth strategy. The realignment plan activities included the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of those operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources. Savings from the realignment plan are expected to be approximately $10.0 million on an annual basis.
The following table summarizes the costs incurred under our second quarter realignment plan:

Year Ended
Realignment Costs	December 31, 2014
Inventory write-offs	$1,627
Acceleration of acquisition-related earn-out	2,500
Impairment and other asset write-offs	3,973
Restructuring activities	17,128
Total	$25,228
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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.9 million in 2014, $0.4 million in 2013 and $1.6 million in 2012. The increase in 2014 compared to 2013 was primarily due to mix in investment balances. The decrease in 2013 compared to 2012 was primarily due to lower investment balances and continued low interest rates.
Interest expense was $0.6 million for 2014, $1.9 million for 2013 and $4.1 million for 2012. Interest expense for 2013 and 2012 included interest expense related primarily to our 2.875% convertible notes, which converted to common stock on June 1, 2013.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.
Income Tax Expense
Our effective income tax rate of 17.2% for 2014 reflected comparatively lower tax rates in foreign jurisdictions where we earn most of our profits. The tax provision also included a benefit for the reduction of unrecognized tax benefits due to the lapse of statutes of limitation and the effective settlement of positions taken on prior year returns.
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
As of December 31, 2014, total unrecognized tax benefits were $21.8 million and related primarily to uncertainty surrounding tax credits, transfer pricing and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $5.0 million and $7.9 million, respectively, at December 31, 2014 and 2013. Valuation allowances on deferred tax assets totaled $4.4 million and $2.7 million as of December 31, 2014 and 2013, respectively. The increase is due to additional valuation allowance against net deferred tax assets recorded as part of the Lithicon acquisition. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of December 31, 2014 consisted of $377.9 million of cash, cash equivalents, short-term restricted cash and short-term investments, $85.9 million in non-current investments, $38.4 million of long-term restricted cash, $100.0 million available under revolving credit facilities, as well as potential future cash flows from operations. At December 31, 2014, $255.2 million of our $502.1 million in total cash, cash equivalents, restricted cash and investments, including long-term restricted cash, was located outside of the United States. Although we do not intend to do so, repatriation of these funds would subject us to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries where funds are held. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2020.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from December 31, 2014.
In 2014, cash and cash equivalents and short-term restricted cash decreased $86.8 million to $316.2 million as of December 31, 2014 from $403.0 million as of December 31, 2013 primarily as a result of $65.0 million used for acquisition related activities, $62.5 million used for share repurchases, $49.5 million used for the purchase of property, plant and equipment, dividends paid on common stock of $31.1 million, an increase in restricted cash of $8.8 million, and a $25.4 million unfavorable effect from changes in exchange rate changes. The decrease was offset by $142.9 million provided by operations and $14.8 million of net proceeds from employee stock compensation plans.

In 2013, cash and cash equivalents and short-term restricted cash increased $122.2 million to $403.0 million as of December 31, 2013 from $280.8 million as of December 31, 2012 primarily as a result of $237.9 million provided by operations, $16.5 million of proceeds from the exercise of employee stock options and a $5.8 million favorable effect of exchange rate changes. The increase was offset by $2.7 million used for acquisition related activities, $46.8 million used in the net purchase of marketable securities, $62.4 million used for the purchase of property, plant and equipment and dividends paid on common stock of $16.2 million.
Accounts receivable increased $32.9 million to $227.4 million as of December 31, 2014 from $194.4 million as of December 31, 2013. This increase was primarily due to the timing of shipments and a decline in collections on orders recorded as revenue in the last quarter of 2014. The December 31, 2014 balance included an $11.5 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 78 days at December 31, 2014 and 67 days at December 31, 2013.
Inventories decreased $5.3 million to $176.4 million as of December 31, 2014 compared to $181.7 million as of December 31, 2013, mainly due to strengthening of the U.S. dollar and offset by inventory purchases to support our 2015 build plan. The December 31, 2014 balance included a $22.1 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.4 times for the quarter ended December 31, 2014 and 2.2 times for the quarter ended December 31, 2013.
Deferred tax assets, current and long term, net of deferred tax liabilities, decreased $2.9 million to $5.0 million as of December 31, 2014 compared to $7.9 million as of December 31, 2013 primarily from additional deferred tax liabilities for deferral of revenue and the utilization of research and development credits to offset current period taxes due.
Other current assets increased $7.2 million to $35.5 million as of December 31, 2014 compared to $28.3 million as of December 31, 2013, primarily due to an increase in VAT receivable and prepaid taxes associated with the intercompany transfer of assets.
Expenditures for property, plant and equipment of $49.5 million and transfers to fixed assets from inventories of $2.9 million in 2014 primarily consisted of payments for demonstration equipment and equipment related to our Brno facility, offset by $3.6 million of tax incentives granted in the Czech Republic for reaching targeted levels of investment.
Accounts payable increased $5.1 million to $78.3 million as of December 31, 2014 compared to $73.2 million as of December 31, 2013, primarily due to a company-wide initiative to expand vendor payment terms and increased amounts due to suppliers for products and development projects.
Accrued payroll liabilities decreased $6.5 million to $38.6 million as of December 31, 2014 compared to $45.1 million as of December 31, 2013, primarily due to timing of payments and reduced accruals for wages and taxes related to our employee incentive programs.
Net income taxes receivable increased $2.4 million to $4.1 million as of December 31, 2014 compared to $1.7 million as of December 31, 2013 primarily due to the accrual of current year taxes plus prepayment of taxes associated with the intercompany transfer of assets. Our receivable for income taxes of $9.4 million at December 31, 2014 is included as a component of other current assets.
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

The following table sets forth information related to guarantees and letters of credit (in thousands):

December 31, 2014
Guarantees and letters of credit outstanding	$54,897
Amount secured by restricted cash deposits:
Current	$15,698
Long-term	38,369
Total secured by restricted cash	$54,067
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
During 2014, we repurchased 795,321 shares for a total of $62.5 million, or an average of $78.61 per share. We did not repurchase any shares in 2013. During 2012, we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share. As of December 31, 2014, 1,324,479 shares remained available for purchase pursuant to this plan.
Dividends to Shareholders
In June 2012 we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan's inception. Dividends of $0.08 per share of common stock were declared in the first quarter of 2013. This was increased to $0.12 per share of common stock declared in the second, third, and fourth quarters of 2013 and further increased to $0.25 per share of common stock declared in the second, third, and fourth quarters of 2014.
Dividends declared during the year ended December 31, 2014 were $36.4 million, and dividend payments during the year ended December 31, 2014 totaled $31.1 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
CONTRACTUAL PAYMENT OBLIGATIONS
A summary of our contractual commitments and obligations as of December 31, 2014 was as follows (in thousands):

	2015	2016 and 2017	2018 and 2019	2020 and Beyond	Total
Letters of Credit and Bank Guarantees	16,528	6,729	526	31,114	54,897
Purchase Order Commitments	92,669	59	549	95	93,372
Pension Related Obligations	158	230	283	4,207	4,878
Deferred Compensation Liability	—	—	—	7,400	7,400
Operating Leases	8,327	12,757	8,953	41,800	71,837
Total	$117,682	$19,775	$10,311	$84,616	$232,384
We also have other liabilities of $21.8 million relating to additional uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to these additional uncertain tax positions, we have excluded this amount from the table above.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets;

•	the valuation of goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	stock-based compensation; and

•	accounting for derivatives.
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
Provision for manufacturing inventory valuation adjustments total $6.3 million, $4.8 million and $2.7 million, respectively, in 2014, 2013 and 2012. Provision for service spare parts inventory valuation adjustment total $10.0 million, $8.6 million and $6.6 million, respectively, in 2014, 2013 and 2012.
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
See Note 9 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual report on Form 10-K for information on impairments recognized in 2014. No impairments related to our equipment or other long-lived assets were recognized during 2013 or 2012.

Goodwill
Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but instead, are tested for impairment at least annually during the fourth quarter. We evaluate impairment using the guidance in ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment", which allows an entity to perform a qualitative assessment of the fair value of its reporting units before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. We perform our goodwill impairment analysis at the component level, which is defined as one level below our operating segments. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit's fair value is greater than its carrying value, the remaining impairment steps would be unnecessary.
If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in our annual impairment analysis during the fourth quarter of 2014, 2013 and 2012.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local-currency-denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated statements of operations and financial position. The major foreign currencies in which we experience periodic fluctuations are the euro, the Czech koruna, and the Japanese yen. For the last three years 68%, 72% and 67% of our sales occurred outside the U.S. and Canada in 2014, 2013 and 2012, respectively.
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

Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates during the period. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in 2014 by $71.4 million. Holding other variables constant, if the U.S. dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $96.3 million as of December 31, 2014. Holding other variables constant, if the U.S. dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $86.0 million as of December 31, 2014.
Risk Mitigation
We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific hedge criteria have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2014, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $222.0 million. These contracts have varying maturities through the second quarter of 2016. The aggregate notional amount of our outstanding balance sheet-related derivative contracts at December 31, 2014 was $153.5 million, which contracts have varying maturities through the second quarter of 2016. We do not enter into derivative financial instruments for speculative purposes.
Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2014 would increase by approximately $14.8 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the U.S. dollar relative to the hedged currencies would have a similar, but negative, effect on the value of our foreign currency contracts, substantially offset again by the revaluation of the transactions being hedged.
Balance Sheet Related
We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts to reduce the risk that our future cash flows will be adversely affected by changes in exchange rates. We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions denominated in non-functional currencies. Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other expense currently together with the foreign currency gain or loss from the hedged balance sheet position. Foreign currency losses recorded in other expense, inclusive of the impact of derivatives, totaled $1.8 million, $2.8 million and $5.7 million, respectively, in 2014, 2013 and 2012.
Cash Flow Hedges
We use zero cost collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure may extend, generally, up to a twenty-four month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro and the U.S. dollar/Czech koruna exchange rate. The hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.
These derivatives meet the criteria to be designated as hedges and, accordingly, we record the change in fair value of the effective portion of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized losses of $7.9 million in 2014 in cost of sales related to hedge results, compared to realized losses of $0.8 million in 2013 and losses of $2.5 million in 2012. As of December 31, 2014, $2.4 million of unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next eighteen months as a result of the underlying hedged transactions also being recorded in net income. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may decrease or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other expense in the period of ineffectiveness or dedesignation. We recorded in other income a $0.3 million loss in 2014, a $0.1 million loss in 2013, and an insignificant gain in 2012 as a result of hedge ineffectiveness.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2014, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2014, we held cash and cash equivalents of $300.5 million and short-term restricted cash of $15.7 million that consisted of cash and other highly liquid marketable securities with maturities of three months or less at the date of acquisition. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $3.0 million assuming our cash and cash equivalent balances at December 31, 2014 remained constant and were earning at least 1% per annum, which, at December 31, 2014, they were not. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.
Fixed Rate Debt Securities
As of December 31, 2014, we held short-term fixed rate investments of $61.7 million that consisted of marketable debt securities, certificates of deposit, commercial paper and government-backed securities. These investments are recorded on our balance sheet as available-for-sale securities at fair value based on quoted market prices. Unrealized gains/losses resulting from changes in the fair value are recorded, net of tax, in shareholders’ equity as a component of accumulated other comprehensive income (loss). Interest rate fluctuations impact the fair value of these investments, however, given our ability to hold these investments until maturity or until the unrealized losses recover, we do not expect these fluctuations to have a material impact on our results of operations, financial position or cash flows.
Declines in interest rates over time would reduce our interest income from our short-term investments, as our short-term portfolio is re-invested at current market interest rates. A decrease in interest rates of one percentage point would cause a corresponding decrease in our annual interest income from these items of approximately $0.6 million assuming our investment balances at December 31, 2014 remained constant and were earning at least 1% per annum, which, at December 31, 2014, they were not.

Item 8. Financial Statements and Supplementary Data
Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2014 is as follows:

2014 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$226,264	$236,955	$227,756	$265,305
Cost of sales	119,940	127,104	119,175	141,906
Gross profit	106,324	109,851	108,581	123,399
Total operating expenses(1)	75,439	79,036	82,474	81,805
Operating income	30,885	30,815	26,107	41,594
Other expense, net	(270)	(806)	(831)	(564)
Income before income taxes	30,615	30,009	25,276	41,030
Income tax expense	5,537	5,061	3,629	7,639
Net income	$25,078	$24,948	$21,647	$33,391
Basic net income per share	$0.59	$0.59	$0.52	$0.80
Diluted net income per share	$0.59	$0.59	$0.51	$0.79
Shares used in basic per share calculation	42,191	42,080	41,891	41,726
Shares used in diluted per share calculation	42,772	42,627	42,465	42,221

2013 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$221,189	$222,478	$218,496	$265,291
Cost of sales	118,638	115,581	113,751	140,699
Gross profit	102,551	106,897	104,745	124,592
Total operating expenses(2)	69,028	68,447	70,743	74,379
Operating income	33,523	38,450	34,002	50,213
Other expense, net	(1,505)	(1,452)	(661)	(968)
Income before income taxes	32,018	36,998	33,341	49,245
Income tax expense (benefit)	5,217	7,005	4,735	7,972
Net income	$26,801	$29,993	$28,606	$41,273
Basic net income per share	$0.70	$0.76	$0.69	$0.98
Diluted net income per share	$0.65	$0.72	$0.67	$0.97
Shares used in basic per share calculation	38,522	39,496	41,750	41,963
Shares used in diluted per share calculation	42,136	42,281	42,455	42,591

(1)
Operating expenses in the first, second, third and fourth quarters of 2014 included $1.3 million, $2.2 million, $7.7 million, and $7.2 million, respectively, of restructuring, reorganization, relocation and severance expense.

(2)	Operating expenses in the first and second quarters of 2013 included $0.7 million and $0.4 million, respectively, of restructuring, reorganization, relocation and severance expense.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
FEI Company:

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FEI Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February, 23, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
February 23, 2015

FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$300,507	$384,170
Short-term investments in marketable securities	61,688	108,191
Short-term restricted cash	15,698	18,798
Receivables, net of allowances for doubtful accounts of $2,990 and $2,969	227,354	194,418
Inventories	176,440	181,725
Deferred tax assets	8,225	15,114
Other current assets	35,503	28,324
Total current assets	825,415	930,740
Non-current investments in marketable securities	85,865	47,278
Long-term restricted cash	38,369	32,718
Property, plant and equipment, net of accumulated depreciation of $132,807 and $125,405	163,794	157,829
Intangible assets, net of accumulated amortization of $28,930 and $19,385	54,111	47,197
Goodwill	170,773	136,152
Deferred tax assets	6,605	1,751
Non-current inventories	50,731	62,104
Other assets, net	22,155	10,315
Total Assets	$1,417,818	$1,426,084
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$78,308	$73,247
Accrued payroll liabilities	38,599	45,146
Accrued warranty reserves	13,005	12,705
Short-term deferred revenue	96,924	91,563
Income taxes payable	5,299	4,579
Accrued restructuring, reorganization, relocation and severance	9,161	50
Other current liabilities	56,146	46,324
Total current liabilities	297,442	273,614
Long-term deferred revenue	34,021	30,744
Deferred tax liabilities	9,576	8,931
Other liabilities	35,454	35,227
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 41,797 and 42,136 shares issued and outstanding, no par value	607,250	637,482
Retained earnings	461,586	392,958
Accumulated other comprehensive (loss) income	(27,511)	47,128
Total Shareholders’ Equity	1,041,325	1,077,568
Total Liabilities and Shareholders’ Equity	$1,417,818	$1,426,084
See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales:
Products	$722,666	$709,438	$691,496
Service	233,614	218,016	200,242
Total net sales	956,280	927,454	891,738
Cost of sales:
Products	369,043	352,630	347,224
Service	139,082	136,039	128,884
Total cost of sales	508,125	488,669	476,108
Gross profit	448,155	438,785	415,630
Operating expenses:
Research and development	102,613	101,947	94,965
Selling, general and administrative	197,682	179,560	169,719
Restructuring, reorganization, relocation and severance	18,459	1,090	2,859
Total operating expenses	318,754	282,597	267,543
Operating income	129,401	156,188	148,087
Other expense:
Interest income	897	428	1,606
Interest expense	(600)	(1,890)	(4,098)
Other, net	(2,768)	(3,124)	(5,047)
Total other expense, net	(2,471)	(4,586)	(7,539)
Income before income taxes	126,930	151,602	140,548
Income tax expense	21,866	24,929	25,628
Net income	$105,064	$126,673	$114,920
Basic net income per share	$2.50	$3.13	$3.02
Diluted net income per share	$2.47	$3.01	$2.80
Cash dividends declared per share	$0.87	$0.44	$0.24
Shares used in per share calculations:
Basic	41,969	40,446	38,065
Diluted	42,528	42,395	41,728

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$105,064	$126,673	$114,920
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	(71,406)	9,975	9,922
Change in unrealized loss on available-for-sale securities	(27)	(15)	(14)
Change in minimum pension liability	(246)	267	(796)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge instruments	(11,050)	(2,492)	2,487
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	8,090	837	2,502
Comprehensive income	$30,425	$135,245	$129,021

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	37,866	$493,698	$178,661	$24,455	$696,814
Net income	—	—	114,920	—	114,920
Employee purchases of common stock through employee share purchase plan	195	7,007	—	—	7,007
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	551	5,714	—	—	5,714
Stock-based compensation expense	—	14,154	—	—	14,154
Restricted stock unit taxes for net share settlement	(113)	(5,913)	—	—	(5,913)
Repurchase of common stock	(21)	(891)	—	—	(891)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	3,137	—	—	3,137
Conversion of convertible debt	—	1	—	—	1
Translation adjustment	—	—	—	9,922	9,922
Unrealized gain on available for sale securities	—	—	—	(14)	(14)
Dividends declared on common stock ($0.24 per share)	—	—	(9,141)	—	(9,141)
Minimum pension liability, net of taxes	—	—	—	(796)	(796)
Net adjustment for fair value of hedge derivatives	—	—	—	4,989	4,989
Balance at December 31, 2012	38,478	516,907	284,440	38,556	839,903
Net income	—	—	126,673	—	126,673
Employee purchases of common stock through employee share purchase plan	163	8,618	—	—	8,618
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	574	7,927	—	—	7,927
Stock-based compensation expense	—	18,327	—	—	18,327
Restricted stock unit taxes for net share settlement	(109)	(9,658)	—	—	(9,658)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	6,424	—	—	6,424
Conversion of convertible debt	3,030	88,937	—	—	88,937
Translation adjustment	—	—	—	9,975	9,975
Unrealized gain on available for sale securities	—	—	—	(15)	(15)
Dividends declared on common stock ($0.44 per share)	—	—	(18,155)	—	(18,155)
Minimum pension liability, net of taxes	—	—	—	267	267
Net adjustment for fair value of hedge derivatives	—	—	—	(1,655)	(1,655)
Balance at December 31, 2013	42,136	637,482	392,958	47,128	1,077,568
Net income	—	—	105,064	—	105,064
Employee purchases of common stock through employee share purchase plan	139	9,862	—	—	9,862
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	433	4,736	—	—	4,736
Stock-based compensation expense	—	23,132	—	—	23,132
Restricted stock unit taxes for net share settlement	(116)	(9,965)	—	—	(9,965)
Repurchase of common stock	(795)	(62,523)	—	—	(62,523)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	4,526	—	—	4,526
Translation adjustment	—	—	—	(71,406)	(71,406)
Unrealized loss on available for sale securities	—	—	—	(27)	(27)
Dividends declared on common stock ($0.87 per share)	—	—	(36,436)	—	(36,436)
Minimum pension liability, net of taxes	—	—	—	(246)	(246)
Net adjustment for fair value of hedge derivatives	—	—	—	(2,960)	(2,960)
Balance at December 31, 2014	41,797	$607,250	$461,586	$(27,511)	$1,041,325
See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$105,064	$126,673	$114,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,042	23,693	22,814
Amortization	14,290	10,568	5,852
Stock-based compensation	23,132	18,327	14,154
Asset impairments, write-offs of intangible assets and other	1,457	27	9
Income taxes (receivable) payable, net	(5,336)	13,066	(3,979)
Deferred income taxes	2,615	(6,743)	2,350
Decrease (increase), net of acquisitions, in:
Receivables	(41,526)	12,982	(22,077)
Inventories	(23,376)	1,486	(24,309)
Other assets	(1,809)	3,781	(2,949)
Increase (decrease), net of acquisitions, in:
Accounts payable	11,794	18,553	397
Accrued payroll liabilities	(4,310)	5,429	(12,685)
Accrued warranty reserves	835	660	176
Deferred revenue	18,584	19,181	(18)
Accrued restructuring, reorganization, relocation and severance	9,969	(2,628)	397
Other liabilities	2,484	(7,107)	(10,098)
Net cash provided by operating activities	142,909	237,948	84,954
Cash flows from investing activities:
(Increase) decrease in restricted cash	(8,766)	(7,894)	25,083
Acquisition of property, plant and equipment	(49,481)	(62,414)	(22,111)
Payments for acquisitions, net of cash acquired	(65,049)	(2,694)	(93,368)
Purchase of investments in marketable securities	(227,256)	(227,119)	(173,908)
Redemption of investments in marketable securities	235,054	180,332	134,478
Other investing activities	(1,317)	(2,710)	(10,874)
Net cash used in investing activities	(116,815)	(122,499)	(140,700)
Cash flows from financing activities:
Dividends paid on common stock	(31,062)	(16,191)	(6,095)
Redemption of 2.875% convertible note	—	(73)	—
Withholding taxes paid on issuance of vested restricted stock units	(9,969)	(9,658)	(5,913)
Proceeds from exercise of stock options and employee stock purchases	14,771	16,545	13,131
Excess tax benefit for share based payment arrangements	4,381	6,010	2,873
Repurchases of common stock	(62,523)	—	(891)
Other financing activities	—	—	(1,869)
Net cash (used in) provided by financing activities	(84,402)	(3,367)	1,236
Effect of exchange rate changes	(25,355)	5,786	451
(Decrease) increase in cash and cash equivalents	(83,663)	117,868	(54,059)
Cash and cash equivalents:
Beginning of period	384,170	266,302	320,361
End of period	$300,507	$384,170	$266,302
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$16,983	$10,917	$23,802
Cash paid for interest	326	1,322	3,559
Increase in fixed assets related to transfers with inventories	2,914	11,091	21,239
Dividends declared but not paid	10,385	5,011	3,046
Conversion of 2.875% convertible notes	—	88,937	—
Accrued purchases of plant and equipment	700	1,014	1,120

See accompanying Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets;

•	the valuation of goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	tax valuation allowances and unrecognized tax benefits;

•	stock-based compensation; and

•	accounting for derivatives.
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
Dependence on Key Suppliers
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Mechatronics B.V., Keller Technology, Schneeberger AG, Prodrive Technologies and AZD Praha s.r.o. for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc. and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.
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

Activity within our accounts receivable allowance was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of period	$2,969	$2,718	$5,553
Expense (reversal)	402	473	(154)
Write-offs	(85)	(263)	(2,732)
Translation adjustments	(296)	41	51
Balance, end of period	$2,990	$2,969	$2,718
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
Provision for manufacturing inventory valuation adjustments total $6.3 million, $4.8 million and $2.7 million, respectively, in 2014, 2013 and 2012. Provision for service spare parts inventory valuation adjustment total $10.0 million, $8.6 million and $6.6 million, respectively, in 2014, 2013 and 2012.

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
Demonstration systems consist primarily of internally manufactured products and related accessories that we use for marketing purposes in our demonstration laboratories or for trade shows. These systems are long lived in nature and are recorded as a component of property, plant and equipment. The proceeds expected to be realized when the systems are sold is estimated and the net cost is depreciated using the straight-line method over their expected useful lives of approximately three to seven years with the expense being reflected as a component of selling, general and administrative. If sold, the net book value of the system is recorded as a component of cost of goods sold.
Other fixed assets include computer software and hardware, automobiles and furniture and fixtures. These assets are stated at cost and are depreciated over estimated useful lives of approximately three to seven years. Maintenance and repairs are expensed as incurred.
On occasion, we loan systems to customers on a temporary basis while they wait for their tool to be manufactured or for evaluation. These systems are included in our finished goods inventories and the lending/evaluation periods are typically for a time period of less than one year. The sale of disposable products or services is not typically included in these arrangements. Any expense associated with these systems is recorded as a component of cost of goods sold.
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
See Note 9 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on impairments recognized in 2014. No impairments related to our equipment or other long-lived assets were recognized during 2013 or 2012.
Goodwill
Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but instead, are tested for impairment at least annually during the fourth quarter. We evaluate impairment using the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which allows an entity to perform a qualitative assessment of the fair value of its reporting units before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. We perform our goodwill impairment analysis at the component level, which is defined as one level below our operating segments. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit's fair value is greater than its carrying value, the remaining impairment steps would be unnecessary.
If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. No impairments were identified in our annual impairment analysis during the fourth quarter of 2014, 2013 and 2012.
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
We enter into arrangements with customers whereby they purchase products, accessories and service contracts from us at the same time. For sales arrangements containing multiple elements (products or services), revenue relating to the undelivered elements is deferred at the estimated selling price of the element as determined using the sales price hierarchy established in the FASB Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition. To be considered a separate element, the deliverable in question must represent a separate element under the accounting guidance and fulfill the following criteria: the delivered item or items must have value to the customer on a standalone basis; and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.
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

Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During 2014, 2013 and 2012, we received subsidies of $4.5 million, $5.3 million and $7.3 million, respectively, from European governments for technological developments primarily for semiconductor and life sciences equipment.
Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $3.4 million, $4.1 million and $3.9 million in 2014, 2013 and 2012, respectively.
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
Foreign Currency Translation
A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective functional currency. These accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated statements of operations and financial position.
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

NOTE 3.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2014			2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$105,064	41,969	$2.50	$126,673	40,446	$3.13	$114,920	38,065	$3.02
Dilutive effect of 2.875% convertible debt	—	—	—	780	1,287	(0.08)	1,819	3,033	(0.18)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	559	(0.03)	—	662	(0.04)	—	630	(0.04)
Diluted EPS	$105,064	42,528	$2.47	$127,453	42,395	$3.01	$116,739	41,728	$2.80
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	271	142	279
Restricted stock units	6	33	59

NOTE 4.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income (“AOCI”), as well as details the effect of reclassifications out of AOCI on the line items in our consolidated statements of operations by component (net of tax, in thousands):

	Year Ended December 31, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,865	$(11)	$(552)	$(1,174)	$47,128
Other comprehensive income before reclassifications	(71,406)	(27)	(246)	(11,050)	(82,729)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(176)	(176)
Cost of goods sold	—	—	—	7,930	7,930
Other income (expense)	—	—	—	336	336
Total reclassifications out of AOCI	—	—	—	8,090	8,090
Net current period other comprehensive income	(71,406)	(27)	(246)	(2,960)	(74,639)
Ending balance	$(22,541)	$(38)	$(798)	$(4,134)	$(27,511)

	Year Ended December 31, 2013
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$38,890	$4	$(819)	$481	$38,556
Other comprehensive income before reclassifications	9,975	(15)	267	(2,492)	7,735
Amounts reclassified from AOCI to:
Revenue	—	—	—	(33)	(33)
Cost of goods sold	—	—	—	790	790
Other income (expense)	—	—	—	80	80
Total reclassifications out of AOCI	—	—	—	837	837
Net current period other comprehensive income	9,975	(15)	267	(1,655)	8,572
Ending balance	$48,865	$(11)	$(552)	$(1,174)	$47,128

NOTE 5.	FACTORING OF ACCOUNTS RECEIVABLE
In 2014 and 2013, we entered into agreements under which we sold a total of $7.8 million and $9.9 million, respectively, of our accounts receivable at a discount to unrelated third party financiers without recourse. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our consolidated statements of operations as other expense.

NOTE 6.	INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials and assembled parts	$61,644	$61,235
Service inventories, estimated current requirements	12,398	15,197
Work-in-process	76,402	75,883
Finished goods	25,996	29,410
Total current inventories	$176,440	$181,725
Non-current inventories	$50,731	$62,104

NOTE 7.	INVESTMENTS
Investments held consisted of the following (in thousands):

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Available for sale marketable securities:
U.S. treasury notes	$17,609	$1	$(2)	$17,608
Agency bonds(1)	52,014	—	(63)	51,951
Commercial paper	13,500	—	—	13,500
Certificates of deposit	19,122	—	—	19,122
Municipal bonds	27,112	10	(3)	27,119
Corporate bond	10,909	3	(10)	10,902
Total available for sale marketable securities	140,266	14	(78)	140,202
Trading Securities:
Equity securities - mutual funds	7,351	—	—	7,351
Cost Method Investments(2)	608	—	—	608
Total Investments	$148,225	$14	$(78)	$148,161

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Available for sale marketable securities:
U.S. treasury notes	$10,130	$—	$(2)	$10,128
Agency bonds(1)	37,996	—	(35)	37,961
Commercial paper	39,987	—	—	39,987
Certificates of deposit	7,786	—	—	7,786
Municipal bonds	49,296	24	(1)	49,319
Corporate bonds	5,002	—	(1)	5,001
Total available for sale marketable securities	150,197	24	(39)	150,182
Trading Securities:
Equity securities - mutual funds	5,287	—	—	5,287
Cost Method Investments(2)	608	—	—	608
Total Investments	$156,092	$24	$(39)	$156,077

(1)	Agency bonds are securities backed by U.S. government-sponsored entities.

(2)	Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.

Realized gains and losses on sales of marketable debt securities were insignificant in 2014, 2013 and 2012.
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
For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess whether impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. At December 31, 2014 and 2013, we had $0.6 million in cost-method investments on our balance sheet. Refer to Note 22 in the Notes to the Consolidated Financial Statements for additional information.
Investments were included in the following captions on the balance sheet as follows (in thousands):

	December 31, 2014				December 31, 2013
	Short-term investments	Long-term investments	Other assets	Total	Short-term investments	Long-term investments	Other assets	Total
Available for sale marketable securities:
U.S. treasury notes	$—	$17,608	$—	$17,608	$10,128	$—	$—	$10,128
Agency bonds	9,996	41,955	—	51,951	10,995	26,966	—	37,961
Commercial paper	13,500	—	—	13,500	39,987	—	—	39,987
Certificates of deposit	5,750	13,372	—	19,122	5,802	1,984	—	7,786
Municipal bonds	25,407	1,712	—	27,119	41,279	8,040	—	49,319
Corporate bonds	7,035	3,867	—	10,902	—	5,001	—	5,001
Total fixed maturity securities	61,688	78,514	—	140,202	108,191	41,991	—	150,182
Trading Securities:
Equity securities - mutual funds	—	7,351	—	7,351	—	5,287	—	5,287
Cost Method Investments	—	—	608	608	—	—	608	608
Total Investments	$61,688	$85,865	$608	$148,161	$108,191	$47,278	$608	$156,077
Contractual maturities or expected liquidation dates of available-for-sale fixed maturity securities at December 31, 2014 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$61,679	$61,688
Due in 1-5 years	78,587	78,514
Total	$140,266	$140,202

NOTE 8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$23,440	$25,535
Buildings and improvements	35,269	36,778
Leasehold improvements	42,836	23,948
Machinery and equipment	95,977	103,180
Demonstration systems	47,693	44,700
Other fixed assets	51,386	49,093
Gross property, plant and equipment	296,601	283,234
Accumulated depreciation	(132,807)	(125,405)
Total property, plant and equipment, net	$163,794	$157,829

NOTE 9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance, beginning of period	$136,152	$131,320
Additions	46,880	3,268
Goodwill adjustments	(12,259)	1,564
Balance, end of period	$170,773	$136,152
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
The total purchase price of the acquisition was $68.0 million, plus an adjustment for the change in final closing accounts of $0.4 million. We paid $0.4 million in transaction costs which were expensed as incurred within the selling, general and administrative expense line of our consolidated statements of operations. The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of February 5, 2014. The fair value of net tangible assets acquired was $7.7 million and the fair value of net intangible assets acquired was $22.0 million, which consisted of $18.6 million in developed technology, $2.2 million of customer relationships and $1.2 million of purchased backlog. Including an increase to net deferred tax liabilities of $8.1 million, the excess of the purchase price over the fair value of the net assets acquired was $46.9 million, which was recorded as goodwill in the Industry Group. In 2014, the acquired business contributed $6.9 million of revenue and a net loss of $5.0 million to our consolidated financial results.
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
Asset Impairment Charges
As part of our annual impairment test of long-lived intangible assets performed in the fourth quarter of 2014, we determined that the carrying value of one of our trademarks was not recoverable as we no longer intend to use the trademark. As a result, we recorded an impairment charge of $0.3 million to write-off the remaining net book value of the trademark within the selling, general and administrative expense line of our consolidated statements of operations. Additionally, as a result of the implementation of our second quarter realignment plan in 2014, we also recorded impairment charges of $0.6 million related to the write-down of developed technology that we do not intend to use after 2014. These costs are also recorded within the selling, general and administrative expense line of our consolidated statements of operations. Both impairment losses are reported under the Industry Group. There were no impairment charges recorded during 2013 or 2012.
For information regarding the second quarter realignment plan, see Note 14 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	December 31,
	2014	2013
Patents, trademarks and other	$25,333	$24,327
Accumulated amortization	(12,805)	(9,296)
Net patents, trademarks and other	12,528	15,031
Customer relationships	21,739	21,650
Accumulated amortization	(5,863)	(3,547)
Net customer relationships	15,876	18,103
Developed technology	33,525	18,161
Accumulated amortization	(7,818)	(4,098)
Net developed technology	25,707	14,063
Note issuance costs	2,445	2,445
Accumulated amortization	(2,445)	(2,445)
Net note issuance costs	—	—
Total intangible assets included in other long-term assets	$54,111	$47,197
Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Patents, trademarks and other	$5,965	$3,553	$1,993
Customer relationships	2,317	2,376	1,168
Developed technology	3,720	2,327	1,716
Note issuance costs	—	146	350
Total amortization expense	$12,002	$8,402	$5,227

Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
2015	$3,572	$2,619	$3,804	$9,995
2016	2,882	2,619	3,804	9,305
2017	2,406	2,272	3,557	8,235
2018	1,588	2,198	3,093	6,879
2019	1,279	1,756	2,496	5,531
Thereafter	801	4,412	8,953	14,166
Total future amortization expense	$12,528	$15,876	$25,707	$54,111

NOTE 10.	CREDIT FACILITIES AND RESTRICTED CASH
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
The revolving loans under the Credit Agreement will generally bear interest, at our option, at either (i) the alternate base rate, which is defined as a rate per annum equal to the higher of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%, and (c) the LIBOR for an Interest Period of one month plus 1.50%, or (ii) a floating per annum rate based on LIBOR (based on one, two, three or six-month interest periods) plus a margin equal to between 1.50% and 2.50%, depending on our leverage ratio as of the fiscal quarter most recently ended. A default interest rate shall apply on all obligations during an event of default under the Credit Agreement, at a rate per annum equal to 2.00% above the applicable interest rate. Revolving loans may be borrowed, repaid and reborrowed and voluntarily prepaid at any time without premium or penalty.
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
As of December 31, 2014, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

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
The following table sets forth information related to guarantees and letters of credit (in thousands):

December 31, 2014
Guarantees and letters of credit outstanding	$54,897
Amount secured by restricted cash deposits:
Current	$15,698
Long-term	38,369
Total secured by restricted cash	$54,067

NOTE 11.	WARRANTY RESERVES
The following is a summary of warranty reserve activity (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of period	$12,705	$12,049	$11,683
Reductions for warranty costs incurred	(14,051)	(13,058)	(11,958)
Warranties issued	14,846	13,677	12,302
Translation and changes in estimates	(495)	37	22
Balance, end of period	$13,005	$12,705	$12,049

NOTE 12.	CONVERTIBLE NOTES
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

NOTE 13.	INCOME TAXES
Income before income taxes included the following components (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$27,832	$32,549	$26,640
Foreign	99,098	119,053	113,908
Total	$126,930	$151,602	$140,548
Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$3,088	$(851)	$8,173
State	861	419	475
Foreign	11,127	16,513	13,870
Total current income tax expense	15,076	16,081	22,518
U.S. deferred expense (benefit)	7,174	12,645	4,285
Foreign deferred benefit	(384)	(3,797)	(1,175)
Income tax expense	$21,866	$24,929	$25,628
The effective income tax rate applied to net income varied from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax expense at U.S. federal statutory rates	$44,425	$53,061	$49,192
Increase (decrease) resulting from:
State income taxes, net of federal benefit	861	857	1,126
Foreign tax benefit	(22,307)	(25,263)	(26,181)
Research and experimentation benefit	(2,785)	(5,966)	(758)
Foreign tax credit benefit	(1,490)	(2,152)	(2,738)
Tax audit settlements and lapses of statutes of limitations	(2,869)	(70)	(439)
Stock compensation	2,940	2,658	2,134
Non-deductible items	3,524	2,132	3,100
Release of valuation allowance	(454)	—	—
Other	21	(328)	192
Income tax expense	$21,866	$24,929	$25,628
Our 2014 tax expense reflected comparatively lower tax rates in foreign jurisdictions where we earn most of our profits. The tax provision also included a benefit for the reduction of unrecognized tax benefits due to the lapse of statutes of limitation and the effective settlement of positions taken on prior year returns.
Current taxes payable were reduced for excess tax benefits recorded to common stock and related to stock compensation of $4.5 million, $6.4 million and $3.1 million, respectively, in 2014, 2013 and 2012.

Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets – current	$8,225	$15,114
Deferred tax assets – non-current	6,605	1,751
Deferred tax liabilities – current	(218)	(9)
Deferred tax liabilities – non-current	(9,576)	(8,931)
Net deferred tax assets	$5,036	$7,925
Valuation allowance	$4,350	$2,723
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accrued liabilities and reserves	$14,941	$15,804
Revenue recognition	—	340
Tax credit and loss carryforwards	7,437	8,063
Fixed assets and intangibles	—	546
Unrealized losses	2,219	765
Stock compensation	3,278	2,151
Other assets	4,775	1,501
Gross deferred tax assets	32,650	29,170
Valuation allowance	(4,350)	(2,723)
Net deferred tax assets	28,300	26,447
Deferred tax liabilities:
Fixed assets and intangibles	(18,004)	(17,965)
Revenue recognition	(2,800)	(19)
Other liabilities	(2,460)	(538)
Total deferred tax liabilities	(23,264)	(18,522)
Net deferred tax assets	$5,036	$7,925
Deferred tax benefit of $2.6 million, $1.1 million and $3.0 million was recorded in other comprehensive income in 2014, 2013 and 2012, respectively.
As of December 31, 2014 and 2013, our valuation allowance on deferred tax assets totaled $4.4 million and $2.7 million, respectively. In assessing the realizability of deferred tax assets, we utilize a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment.
Foreign net operating loss carryforwards as of December 31, 2014 were $20.7 million and do not expire.
State research and development tax credit carryforwards as of December 31, 2014 were $1.2 million and expire between 2015 and 2019.
During 2014, we placed in service fixed assets at our new facility in Brno which qualified for approximately $3.6 million of investment tax credits. We have elected to apply the deferral method of accounting for these credits and have reduced the depreciable basis in the related fixed assets. The credits can be used to offset future taxes payable over a fixed base amount each year, and have been classified on the balance sheet as a component of other assets, net as of December 31, 2014.

As of December 31, 2014, U.S. income taxes have not been provided for approximately $381.9 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries.
Unrecognized Tax Benefits and Other Tax Contingencies
A rollforward of our unrecognized tax benefits, including interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits, beginning of period	$23,966	$25,135	$16,041
Increases for tax positions taken in current period	—	1,197	—
Increases for tax positions taken in prior periods	2,081	1,701	9,965
Decreases for tax positions taken in prior periods	(1,419)	(3,997)	(620)
Decreases for lapses in statutes of limitations	(2,869)	(70)	(251)
Unrecognized tax benefits, end of period	$21,759	$23,966	$25,135
During 2014, we reduced unrecognized tax benefits by $2.9 million due to a lapse in a US statute of limitation. We also effectively settled matters with tax authorities in certain foreign jurisdictions in which we operate. The result of effective settlements was a reduction of $1.2 million of unrecognized tax benefits. This reduction was offset by accruals for positions taken on current and prior year tax returns and related mainly to uncertainty surrounding transfer pricing and permanent establishment.
Non-current unrecognized tax benefits as of December 31, 2014 and 2013 of $21.8 million and $23.8 million were classified on the balance sheet as a component of Other Liabilities.
The entire balance of unrecognized tax benefits, if recognized, would reduce our effective tax rate. We believe it is reasonably possible that our unrecognized tax benefits could decrease, in the next 12 months, between zero and $6.5 million due to lapses of statutes of limitations and as the result of settlements with taxing authorities.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accruals for interest and penalties of $3.1 million and $3.7 million as of December 31, 2014 and 2013, respectively.
Tax expense included the following relating to interest and penalties (in thousands):

	Year Ended December 31,
	2014	2013	2012
Benefit for lapses of statutes of limitations and settlement with taxing authorities	$(202)	$(24)	$(88)
(Benefit) Accruals for current and prior periods	(405)	1,698	652
Total interest and penalties	$(607)	$1,674	$564
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of December 31, 2014:

Jurisdiction	Open Tax Years
U.S.	2011 and forward
The Netherlands	2011 and forward
Czech Republic	2012 and forward

NOTE 14.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
Second Quarter 2014 Realignment
During the second quarter of 2014, we implemented a resource realignment plan aimed at improving our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We shifted our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, in order to better position us to pursue our growth strategy. The realignment plan activities included the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of those operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our

Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources. Savings from the realignment plan are expected to be approximately $10.0 million on an annual basis.
The following table summarizes the costs incurred under our second quarter realignment plan:

Year Ended
Realignment Costs	December 31, 2014
Inventory write-offs	$1,627
Acceleration of acquisition-related earn-out	2,500
Impairment and other asset write-offs	3,973
Restructuring activities	17,128
Total	$25,228
These costs have been recorded in our consolidated statements of operations as follows:

Year Ended
Statement of Operations Classification	December 31, 2014
Cost of sales	$1,627
Selling, general and administrative	6,473
Restructuring, reorganization and relocation	17,128
Total	$25,228
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
Restructuring, Reorganization, Relocation and Severance Accrual
The following tables summarize the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Year Ended December 31, 2014	Second Quarter 2014 Realignment	First Quarter 2014 Restructuring	Group Structure Reorganization	Total
Beginning accrued liability	$—	$—	$50	$50
Charged to expense, net	17,128	1,331	—	18,459
Expenditures	(7,553)	(1,327)	(50)	(8,930)
Write-offs and adjustments	(414)	(4)	—	(418)
Ending accrued liability	$9,161	$—	$—	$9,161

Year Ended December 31, 2013	Group Structure Organization	Total
Beginning accrued liability	$2,692	$2,692
Charged to expense, net	1,090	1,090
Expenditures	(3,782)	(3,782)
Write-offs and adjustments	50	50
Ending accrued liability	$50	$50

NOTE 15.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $93.4 million at December 31, 2014. These commitments expire at various times through the first quarter of 2020.

NOTE 16.	LEASE OBLIGATIONS
We have operating leases for various vehicles and equipment, as well as for certain of our manufacturing and administrative facilities that extend through 2034. The facilities lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs as well as renewal options at current market rates.
Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $9.5 million in 2014, $7.4 million in 2013 and $8.5 million in 2012.
The approximate future minimum rental payments due under these agreements as of December 31, 2014, were as follows (in thousands):

Minimum Rental Payment
2015	$8,327
2016	6,926
2017	5,831
2018	4,926
2019	4,027
Thereafter	41,800
Total	$71,837

NOTE 17.	SHAREHOLDERS’ EQUITY
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

PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2014, 2013 or 2012 to Philips under this agreement. As of December 31, 2014, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.
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
During 2014, we repurchased 795,321 shares for a total of $62.5 million, or an average of $78.61 per share. We did not repurchase any shares in 2013. During 2012, we repurchased 20,500 shares for a total of $0.9 million, or an average of $43.41 per share. As of December 31, 2014, 1,324,479 shares remained available for purchase pursuant to this plan.
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
A total of 139,696 shares were purchased pursuant to the ESPP during 2014 at a weighted average purchase price of $70.60 per share, which represented a weighted average discount of $12.46 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2014, 1,021,872 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.
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

The following table sets forth certain information regarding the 1995 Plan:

December 31, 2014
Shares available for grant	1,916,974
Shares of common stock reserved for issuance	3,301,988
The following table sets forth certain information regarding all options outstanding and exercisable:

	December 31, 2014
	Options Outstanding	Options Exercisable
Number	808,484	310,649
Weighted average exercise price	$61.27	$44.52
Aggregate intrinsic value	$ 23.6 million	$ 14.2 million
Weighted average remaining contractual term	4.9 years	3.8 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	December 31, 2014
	RSUs Nonvested	RSUs Expected to Vest
Number	578,530	507,013
Weighted average grant date per share fair value	$69.72	$69.03
Aggregate intrinsic value	$ 52.1 million	$ 45.8 million
Weighted average remaining term to vest	1.5 years	1.5 years
As of December 31, 2014, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $42.8 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.
Activity under these plans was as follows (share amounts in thousands):

	Year Ended December 31, 2014
	Shares Subject to Options	Weighted Average Exercise Price
Balance, beginning of period	752	$50.18
Granted	230	81.99
Forfeited	(31)	77.08
Exercised	(143)	33.21
Balance, end of period	808	61.27

	Year Ended December 31, 2014
	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balance, beginning of period	737	$57.60
Granted	193	83.65
Forfeited	(61)	64.76
Vested	(290)	49.44
Balance, end of period	579	69.72

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average grant-date fair value of stock options granted	$18,856	$16,283	$12,279
Weighted average grant-date fair value of restricted stock units	16,172	20,415	20,461
Total intrinsic value of stock options exercised	8,730	13,169	6,293
Fair value of restricted stock units vested	14,461	11,452	9,113
Cash received from stock options exercised and shares purchased under all stock-based arrangements	14,771	16,545	13,131
Tax benefit realized for stock options	4,526	6,495	3,137
Our stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$3,276	$2,427	$1,858
Research and development	2,727	2,156	1,903
Selling, general and administrative	17,129	13,744	10,393
Total stock-based compensation	$23,132	$18,327	$14,154
Stock-based compensation costs related to inventory or fixed assets were not significant in the years ended December 31, 2014, 2013 and 2012.
Stock-Based Compensation Assumptions
The following weighted average assumptions were used in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.06% - 0.89%	0.07% - 1.72%	0.13% - 0.81%
Dividend yield	0.48% - 1.22%	0.44% - 0.59%	0% - 0.72%
Expected term:
RSU and option plans	2.8 - 3.1 years	3.1 - 5.1 years	5.3 - 5.5 years
Employee share purchase plan	6 months	6 months	6 months
Volatility	29% - 34%	23% - 43%	36% - 55%
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
Employees in The Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. We are responsible for the employer contributions to this fund, but are not obligated to make additional payments to cover any underfunded portions. Pension costs relating to this multi-employer plan were $6.6 million, $6.5 million and $5.6 million in 2014, 2013 and 2012, respectively.

Outside the U.S. and The Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.
Plan costs for our defined contribution plans outside the U.S. and The Netherlands totaled $3.3 million in 2014, $3.6 million in 2013 and $3.6 million in 2012. Due to the immateriality of our defined benefit pension plan costs, we have not included all required disclosures.
Profit Share and Variable Compensation Programs
We maintain an Employee Profit Share Plan and a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the Board of Directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors. The total cost of these plans was $9.1 million in 2014, $12.8 million in 2013 and $13.2 million in 2012.
Profit Sharing 401(k) Plan
We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $2.1 million in 2014, $2.1 million in 2013 and $1.8 million in 2012 to this plan. Our 401(k) plan does not allow for the investment in shares of our common stock.
Deferred Compensation Plan
We maintain a deferred compensation plan (the “Plan”), which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2014 and 2013, the invested amounts under the Plan totaled $7.4 million and $5.3 million, respectively, and were recorded on our balance sheets as non-current investments in marketable securities and as a long-term liability to recognize undistributed amounts due to employees.

NOTE 20.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during 2014 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and Lattice Semiconductor Corporation;

•	our Chief Financial Officer is on the Board of Directors of Cascade Microtech, Inc.;

•	one of the members of our Board of Directors serves on the Board of Directors of Electro Scientific Industries, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.

Transactions with these related parties were as follows (in thousands):

	Year Ended December 31,
Sales to Related Parties	2014	2013	2012
Product sales:
Applied Materials, Inc.	$2,706	$4,656	$981
Lattice Semiconductor Corporation	—	5	—
Cascade Microtech, Inc.	—	—	4
Electro Scientific Industries, Inc.	390	—	—
Oregon Health and Science University	364	555	—
Total product sales to related parties	3,460	5,216	985
Service sales:
Applied Materials, Inc.	829	719	554
Lattice Semiconductor Corporation	12	12	—
Cascade Microtech, Inc.	35	33	33
Oregon Health and Science University	347	85	—
Total service sales to related parties	1,223	849	587
Total sales to related parties	$4,683	$6,065	$1,572
Purchases from Related Parties
TMC BV	$2,348	$580	$127
Oregon Health and Science University	119	353	—
Total purchases from related parties	$2,467	$933	$127
Amounts due from (to) related parties were as follows (in thousands):

December 31, 2014
Applied Materials, Inc.	$74
Cascade Microtech, Inc.	10
Electro Scientific Industries, Inc.	351
Oregon Health and Science University	209
TMC BV	(324)
Due from related parties, net	$320

NOTE 21.	SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We currently report our segments based on a group structure organization. Our segments are the Industry Group and the Science Group.

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Year Ended December 31,
	2014	2013	2012
Sales to External Customers:
Industry Group	$450,198	$427,731	$433,424
Science Group	506,082	499,723	458,314
Total	$956,280	$927,454	$891,738
Gross Profit:
Industry Group	$229,959	$222,675	$220,267
Science Group	218,196	216,110	195,363
Total	$448,155	$438,785	$415,630

	December 31, 2014	December 31, 2013
Goodwill:
Industry Group	$76,858	$51,532
Science Group	93,915	84,620
Total	$170,773	$136,152
Total Assets:
Industry Group	$444,168	$297,987
Science Group	470,899	365,571
Corporate and Eliminations	502,751	762,526
Total	$1,417,818	$1,426,084
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
In 2014, 2013, and 2012 our top 10 customers accounted for approximately 27%, 25% and 22% of our total annual net revenue, respectively. One customer accounted for just over 10% of total annual net revenue during 2013 and no customers accounted for 10% or more of total annual net revenue in 2014 and 2012.
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
The following table summarizes sales by geographic region (in thousands):

	Year Ended December 31,
	2014			2013			2012
	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total
U.S. and Canada	$207,623	$97,966	$305,589	$167,876	$92,759	$260,635	$200,778	$90,942	$291,720
Europe	200,995	66,799	267,794	205,857	64,803	270,660	185,598	59,124	244,722
Asia-Pacific Region and Rest of World	314,048	68,849	382,897	335,705	60,454	396,159	305,120	50,176	355,296
Consolidated net sales	$722,666	$233,614	$956,280	$709,438	$218,016	$927,454	$691,496	$200,242	$891,738

Our long-lived assets were geographically located as follows (in thousands):

	December 31, 2014	December 31, 2013
United States	$76,553	$77,639
The Netherlands	59,722	65,570
The Czech Republic	36,534	22,950
Other	58,073	42,272
Total	$230,882	$208,431

NOTE 22.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$17,608	$—	$—	$17,608
Agency bonds	—	51,951	—	51,951
Commercial paper	—	13,500	—	13,500
Certificates of deposit	—	19,122	—	19,122
Municipal bonds	—	27,119	—	27,119
Corporate bond	—	10,902	—	10,902
Trading securities:
Equity securities – mutual funds	7,351	—	—	7,351
Derivative contracts, net	—	(2,739)	—	(2,739)
Total	$24,959	$119,855	$—	$144,814

December 31, 2013	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$10,128	$—	$—	$10,128
Agency bonds	—	37,961	—	37,961
Commercial paper	—	39,987	—	39,987
Certificates of deposit	—	7,786	—	7,786
Municipal bonds	—	49,319	—	49,319
Corporate bonds	—	5,001	—	5,001
Trading securities:
Equity securities – mutual funds	5,287	—	—	5,287
Derivative contracts, net	—	(1,113)	—	(1,113)
Total	$15,415	$138,941	$—	$154,356
Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the year ended December 31, 2014.

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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	December 31, 2014	December 31, 2013
Cash flow hedges	$222,000	$208,446
Balance sheet hedges	153,499	172,947
Total outstanding derivative contracts	$375,499	$381,393
The outstanding contracts at December 31, 2014 have varying maturities through the second quarter of 2016. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2014. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Foreign currency loss, inclusive of the impact of derivatives	$(1,810)	$(2,808)	$(5,675)
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

Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$3,283	$(865)	$2,418
Foreign exchange contracts not designated as hedging instruments	2,456	(670)	1,786	4,729	(2,622)	2,107
Total	$2,456	$(670)	$1,786	$8,012	$(3,487)	$4,525

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2013	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$4,362	$(3,042)	$1,320
Foreign exchange contracts not designated as hedging instruments	2,171	(698)	1,473	2,916	(1,650)	1,266
Total	$2,171	$(698)	$1,473	$7,278	$(4,692)	$2,586
The effect of derivative instruments was as follows (in thousands):

	Year Ended December 31,
Foreign Exchange Contracts in Cash Flow Hedging Relationships	2014	2013	2012
Amount of gain/(loss):
Recognized in OCI (effective portion)	$(6,631)	$(1,934)	$8,032
Reclassified from accumulated OCI into revenue (effective portion)	176	33	—
Reclassified from accumulated OCI into cost of sales (effective portion)	(7,930)	(790)	(2,511)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(336)	(80)	9
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(6,532)	$(4,802)	$(4,882)
The unrealized losses at December 31, 2014 are expected to be reclassified to net income during the next eighteen months as a result of the underlying hedged transactions also being recorded in net income.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
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
We have audited FEI Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEI Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FEI Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
February 23, 2015

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance Matters
Information required by this item will be included under the captions Governance, Code of Conduct, Proposal No. 1 Election of Directors, Meetings and Committees of the Board of Directors, Executive Officers, Membership of the Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference herein.
On September 9, 2003, we adopted a code of business conduct and ethics (“Code”) that applies to all directors, officers and employees and amended our Code in 2010 and again in February 2015. We have posted our Code on our website at www.fei.com. We intend to disclose any amendment to the provisions of our Code that apply specifically to directors or executive officers by posting such information on our website. We intend to disclose any waiver to the provisions of our Code that apply specifically to directors or executive officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by the NASDAQ Global Market’s listing requirements; otherwise, we will disclose such waiver by posting such information on our website.
Item 11. Executive Compensation
Information required by this item will be included under the captions Director Compensation, Executive Compensation, Compensation Discussion and Analysis for Named Executive Officers, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards for Fiscal Year Ended 2014, Outstanding Equity Awards at Fiscal Year End for Fiscal Year Ended 2014, Option Exercises and Stock Vested for Fiscal Year Ended 2014, Nonqualified Deferred Compensation for Fiscal Year Ended 2014, Potential Payments Upon Termination of Employment and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
Information required by this item will be included under the caption Proposal No. 4 Advisory Approval on the Appointment of Public Accounting Firm in our Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Exhibit No.	Description
3.1 (6)	Third Amended and Restated Articles of Incorporation

3.2 (8)	Articles of Amendment to the Third Amended and Restated Articles of Incorporation

3.3 (12)	Amended and Restated Bylaws, as amended on September 15, 2014

4.1 (8)	Preferred Stock Rights Agreement dated July 21, 2005, between FEI and Mellon Investor Services, LLC

10.1+ (17)	1995 Stock Incentive Plan, as amended

10.2+ (2)	1995 Supplemental Stock Incentive Plan

10.3+ (5)	Form of Nonstatutory Stock Option Agreement

10.4+ (17)	Employee Share Purchase Plan, as amended

10.5+ (10)	Amended and Restated Executive Change of Control and Severance Agreement by and between Dr. Don Kania and FEI Company

10.6+ (3)	FEI Company Nonqualified Deferred Compensation Plan, as amended

10.7 (4)	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o.

10.8 (1)	Deed of Sale, Purchase and Delivery by and between the Company, Daro Vastgoed B.V. in liquidation and Stichting Daro Vastgoed, dated June 6, 2013

10.9+	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.10+ (7)	Description of Compensation of Non-Employee Directors

10.11+ (16)	2014 FEI Management Variable Compensation Plan Program Summary Description

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

10.19 (18)
Third Amendment to Credit Agreement, dated as of July 3, 2014, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

14 (13)	Code of Conduct

21	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to our Registration Statement on Form S-3, filed on April 23, 2001.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(7)	Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 2013.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2012.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2011.

(16)	Incorporated by reference to our Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 13, 2013.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2014.

(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014.
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

Date: February 23, 2015	FEI COMPANY

	By	/s/ DON R. KANIA
Don R. Kania
Director, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2015:

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