Form 10-Q
period 2015-03-29
FEI CO
filed 2015-05-04
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of May 1, 2015 was 41,558,775.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 29, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$268,256	$300,507
Short-term investments in marketable securities	32,887	61,688
Short-term restricted cash	13,512	15,698
Receivables, net of allowances for doubtful accounts of $2,936 and $2,990	235,081	227,354
Inventories	163,502	176,440
Deferred tax assets	8,824	8,225
Other current assets	31,010	35,503
Total current assets	753,072	825,415
Non-current investments in marketable securities	123,006	85,865
Long-term restricted cash	33,081	38,369
Property, plant and equipment, net of accumulated depreciation of $124,971 and $132,807	154,104	163,794
Intangible assets, net of accumulated amortization of $29,661 and $28,930	50,228	54,111
Goodwill	166,923	170,773
Deferred tax assets	8,334	6,605
Non-current inventories	49,019	50,731
Other assets, net	22,073	22,155
Total Assets	$1,359,840	$1,417,818
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$71,539	$78,308
Accrued payroll liabilities	32,688	38,599
Accrued warranty reserves	13,147	13,005
Short-term deferred revenue	99,127	96,924
Income taxes payable	5,688	5,299
Accrued restructuring, reorganization, relocation and severance	3,584	9,161
Other current liabilities	55,859	56,146
Total current liabilities	281,632	297,442
Long-term deferred revenue	34,054	34,021
Deferred tax liabilities	7,425	9,576
Other liabilities	37,078	35,454
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 41,715 and 41,797 shares issued and outstanding, no par value	603,585	607,250
Retained earnings	479,086	461,586
Accumulated other comprehensive loss	(83,020)	(27,511)
Total Shareholders’ Equity	999,651	1,041,325
Total Liabilities and Shareholders’ Equity	$1,359,840	$1,417,818

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Net sales:
Products	$164,059	$169,298
Service	56,757	56,966
Total net sales	220,816	226,264
Cost of sales:
Products	81,501	86,595
Service	34,044	33,345
Total cost of sales	115,545	119,940
Gross profit	105,271	106,324
Operating expenses:
Research and development	23,322	25,646
Selling, general and administrative	45,822	48,462
Restructuring, reorganization, relocation and severance	(121)	1,331
Total operating expenses	69,023	75,439
Operating income	36,248	30,885
Other expense:
Interest income	211	152
Interest expense	(94)	(98)
Other, net	(1,084)	(324)
Total other expense, net	(967)	(270)
Income before income taxes	35,281	30,615
Income tax expense	7,269	5,537
Net income	$28,012	$25,078
Basic net income per share	$0.67	$0.59
Diluted net income per share	$0.66	$0.59
Cash dividends declared per share	$0.25	$0.12
Shares used in per share calculations:
Basic	41,796	42,191
Diluted	42,185	42,772

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Net income	$28,012	$25,078
Other comprehensive (loss) income, net of taxes:
Change in cumulative translation adjustment	(54,629)	107
Change in unrealized gain on available-for-sale securities	55	1
Change in minimum pension liability	89	16
Changes due to cash flow hedging instruments:
Net loss on hedge instruments	(3,792)	(753)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	2,768	533
Comprehensive (loss) income	$(27,497)	$24,982

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$28,012	$25,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,981	7,066
Amortization	2,890	3,197
Stock-based compensation	5,949	5,139
Other	(133)	—
Income taxes payable (receivable), net	2,148	(2,898)
Deferred income taxes	(2,099)	1,455
Decrease (increase), net of acquisitions, in:
Receivables, net	(14,386)	(10,760)
Inventories	(3,876)	(10,930)
Other assets	2,185	4,196
Increase (decrease), net of acquisitions, in:
Accounts payable	(783)	12,542
Accrued payroll liabilities	(6,313)	(13,725)
Accrued warranty reserves	496	545
Deferred revenue	9,381	4,004
Accrued restructuring, reorganization, relocation and severance	(4,958)	773
Other liabilities	(1,370)	2,767
Net cash provided by operating activities	23,124	28,449
Cash flows from investing activities:
Decrease in restricted cash	2,372	1,907
Acquisition of property, plant and equipment	(5,192)	(4,336)
Payments for acquisitions, net of cash acquired	(5,377)	(64,615)
Purchase of investments in marketable securities	(44,240)	(75,100)
Redemption of investments in marketable securities	36,619	49,374
Other	(68)	(268)
Net cash used in investing activities	(15,886)	(93,038)
Cash flows from financing activities:
Dividends paid on common stock	(10,450)	(5,058)
Withholding taxes paid on issuance of vested restricted stock units	(1,114)	(955)
Proceeds from exercise of stock options and employee stock purchases	3,705	5,504
Excess tax benefit for share based payment arrangements	431	1,866
Repurchases of common stock	(8,296)	—
Net cash (used in) provided by financing activities	(15,724)	1,357
Effect of exchange rate changes	(23,765)	(3,272)
Decrease in cash and cash equivalents	(32,251)	(66,504)
Cash and cash equivalents:
Beginning of period	300,507	384,170
End of period	$268,256	$317,666
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$5,942	$3,711
Cash paid for interest	59	63
Decrease in fixed assets related to transfers with inventories	(901)	(240)
Dividends declared but not paid	10,450	5,056
Accrued purchases of plant and equipment	398	8,345
Accrued repurchases of common stock	1,785	—

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
Our products include transmission electron microscopes (“TEMs”); scanning electron microscopes (“SEMs”); DualBeamTM systems which combine a SEM and a focused ion beam system (“FIB”) on a single platform; stand-alone FIBs; high-performance optical microscopes, pore-scale micro computed tomography (“microCT”) equipment, three-dimensional modeling software, and service and components to support these products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen week period ended March 29, 2015 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2015.
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

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	March 29, 2015			March 30, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$28,012	41,796	$0.67	$25,078	42,191	$0.59
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	389	(0.01)	—	581	—
Diluted EPS	$28,012	42,185	$0.66	$25,078	42,772	$0.59
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Stock options	377	138
Restricted stock units	148	1

NOTE 3.	STOCK-BASED COMPENSATION
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
The following table sets forth certain information regarding the 1995 Plan:

March 29, 2015
Shares available for grant	1,909,185
Shares of common stock reserved for issuance pursuant to outstanding exercisable securities	3,236,286

The following table sets forth certain information regarding all options outstanding and exercisable:

	March 29, 2015
	Options Outstanding	Options Exercisable
Number	779,158	299,095
Weighted average exercise price	$62.38	$45.79
Aggregate intrinsic value	$ 13.4 million	$ 9.4 million
Weighted average remaining contractual term	4.7 years	3.5 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	March 29, 2015
	RSUs Nonvested	RSUs Expected to Vest
Number	547,945	488,536
Weighted average grant date per share fair value	$70.86	$70.25
Aggregate intrinsic value	$ 41.3 million	$ 36.9 million
Weighted average remaining term to vest	1.3 years	1.3 years
As of March 29, 2015, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $36.9 million, which will be recognized over the weighted average remaining vesting period of 1.7 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Cost of sales	$792	$726
Research and development	630	617
Selling, general and administrative	4,527	3,796
Total stock-based compensation	$5,949	$5,139

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of March 29, 2015, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
Restricted Cash
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of March 29, 2015 were approximately $49.4 million. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheets.

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
Inventories consisted of the following (in thousands):

	March 29, 2015	December 31, 2014
Raw materials and assembled parts	$55,373	$61,644
Service inventories, estimated current requirements	11,992	12,398
Work-in-process	77,171	76,402
Finished goods	18,966	25,996
Total current inventories	$163,502	$176,440
Non-current inventories	$49,019	$50,731

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Balance, beginning of period	$170,773	$136,152
Goodwill additions	4,100	46,446
Goodwill adjustments	(7,950)	1,662
Balance, end of period	$166,923	$184,260
Additions to goodwill represent goodwill from acquisitions made during the period. Adjustments to goodwill include translation adjustments resulting from fluctuations in the value of goodwill held in currencies other than U.S. dollars, as well as adjustments made for the finalization of the purchase price allocations.
Acquisition of Eisenberg Bros Ltd.
On January 9, 2015 we acquired certain assets and liabilities of Eisenberg Bros Ltd. ("EB"), which previously operated as our exclusive agent in Israel of FEI products and services.
The total purchase price of the acquisition was $5.4 million. We paid $0.2 million in transaction costs which were expensed as incurred and are recorded in selling, general and administrative costs in our consolidated statements of operations. The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of January 9, 2015. The fair value of net tangible liabilities assumed was $0.1 million and the fair value of net intangible assets acquired was $1.4 million, which consisted solely of customer relationships. The acquired customer relationships will be amortized over a period of 5 years. The excess of the purchase price over the fair value of the net assets acquired was $4.1 million, which was recorded as goodwill in the Industry Group. The goodwill arising from the acquisition is primarily related to expected future cash flows from synergies arising from the establishment of a sales and service workforce in Israel.
No pro forma financial information has been provided for this acquisition as it is not material.
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
The total purchase price of the acquisition was $68.0 million, plus an adjustment for the change in final closing accounts of $0.4 million. We paid $0.4 million in transaction costs. Those costs were expensed as incurred and are recorded in selling, general and administrative costs in our consolidated statements of operations. The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of February 5, 2014. The fair value of net tangible liabilities assumed was $7.7 million and the fair value of net intangible assets acquired was $22.0 million, which consisted of $18.6 million in developed technology, $2.2 million of customer relationships and $1.2 million of purchased backlog. Including an increase to net deferred tax liabilities of $8.1 million, the excess of the purchase price over the fair value of the net assets acquired was $46.9 million, which was recorded as goodwill in the Industry Group.
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
Other Intangible Assets
Patents, trademarks and other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of 2 to 10 years. Customer relationships are amortized using the straight-line method over their estimated useful lives of 5 to 10 years. Developed technology is amortized using the straight-line method over the estimated useful life of the related technology, which ranges from 5.5 to 10 years.
The gross amount of our other acquired intangible assets and the related accumulated amortization were as follows (in thousands):

	March 29, 2015	December 31, 2014
Patents, trademarks and other	$24,225	$25,333
Accumulated amortization	(12,734)	(12,805)
Net patents, trademarks and other	11,491	12,528
Customer relationships	21,657	21,739
Accumulated amortization	(6,187)	(5,863)
Net customer relationships	15,470	15,876
Developed technology	31,562	33,525
Accumulated amortization	(8,295)	(7,818)
Net developed technology	23,267	25,707
Total intangible assets included in other long-term assets	$50,228	$54,111
Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Patents, trademarks and other	$1,071	$1,001
Customer relationships	639	666
Developed technology	853	887
Total amortization expense	$2,563	$2,554
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
2015	$2,632	$2,054	$2,692	$7,378
2016	2,812	2,740	3,589	9,141
2017	2,367	2,393	3,368	8,128
2018	1,584	2,355	2,940	6,879
2019	1,296	1,868	2,322	5,486
Thereafter	800	4,060	8,356	13,216
Total future amortization expense	$11,491	$15,470	$23,267	$50,228

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Balance, beginning of period	$13,005	$12,705
Reductions for warranty costs incurred	(3,200)	(2,779)
Warranties issued	3,676	3,333
Translation and changes in estimates	(334)	5
Balance, end of period	$13,147	$13,264

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen week period ended March 29, 2015 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	March 29, 2015	December 31, 2014
Deferred tax assets – current	$8,824	$8,225
Deferred tax assets – non-current	8,334	6,605
Deferred tax liabilities – current	(517)	(218)
Deferred tax liabilities – non-current	(7,425)	(9,576)
Net deferred tax assets	$9,216	$5,036
Valuation allowance	$3,420	$4,350
Unrecognized Tax Benefits
During the thirteen week periods ended March 29, 2015 and March 30, 2014, unrecognized tax benefits, interest and penalties increased by $0.3 million and $0.1 million, respectively, primarily due to accruals for interest and penalties and additional uncertainty surrounding tax credits. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of March 29, 2015:

Jurisdiction	Open Tax Years
U.S.	2011 and forward
The Netherlands	2011 and forward
Czech Republic	2012 and forward

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen week period ended March 29, 2015 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc. and served during 2014 on the Board of Directors of Lattice Semiconductor Corporation;

•	our Chief Financial Officer was on the Board of Directors of Cascade Microtech, Inc.;

•	one of the members of our Board of Directors serves on the Board of Directors of Electro Scientific Industries, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended
Sales to Related Parties	March 29, 2015	March 30, 2014
Product sales:
Applied Materials, Inc.	$87	$959
Oregon Health and Science University	12	130
Electro Scientific Industries, Inc.	15	—
Total product sales to related parties	114	1,089
Service sales:
Applied Materials, Inc.	264	168
Lattice Semiconductor Corporation	3	3
Cascade Microtech, Inc.	8	8
Oregon Health and Science University	85	82
Total service sales to related parties	360	261
Total sales to related parties	$474	$1,350
Purchases from Related Parties
TMC BV	$700	$408
Oregon Health and Science University	—	39
Total purchases from related parties	$700	$447
Amounts due from (to) related parties were as follows (in thousands):

March 29, 2015
Applied Materials, Inc.	$146
Cascade Microtech, Inc.	8
TMC BV	(311)
Oregon Health and Science University	3
Electro Scientific Industries, Inc.	$39
Due to related parties, net	$(115)

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $78.0 million at March 29, 2015. These commitments expire at various times through the fourth quarter of 2019.

NOTE 11.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We currently report our segments based on a group structure organization. Our segments are Industry Group and Science Group.
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Sales to External Customers:
Industry Group	$111,900	$106,437
Science Group	108,916	119,827
Total	$220,816	$226,264
Gross Profit:
Industry Group	$56,610	$56,132
Science Group	48,661	50,192
Total	$105,271	$106,324

	March 29, 2015	December 31, 2014
Goodwill:
Industry Group	$78,867	$76,858
Science Group	88,056	93,915
Total	$166,923	$170,773
Total Assets:
Industry Group	$458,780	$444,168
Science Group	416,403	470,899
Corporate and Eliminations	484,657	502,751
Total	$1,359,840	$1,417,818
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
In the thirteen week periods ended March 29, 2015 and March 30, 2014, our top 10 customers accounted for approximately 35% and 30% of our total annual net revenue, respectively. No single customer accounted for more than 10% of net revenues during the thirteen week periods ended March 29, 2015 and March 30, 2014.

NOTE 12.	RESTRUCTURING, REORGANIZATION, RELOCATION AND SEVERANCE
Second Quarter 2014 Realignment
During the second quarter of 2014, we implemented a resource realignment plan aimed at improving our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We also shifted our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, in order to better position us to pursue our growth strategy. The realignment plan activities included the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of those operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources. This plan was completed at the end of 2014 and we do not expect to incur any additional costs under this plan.

During the thirteen week period ended March 29, 2015, we recorded a credit to restructuring, reorganization and relocation expense in our consolidated statement of operations of $0.1 million to adjust our accrued liability. There were no expenses recorded in the comparable period in 2014.
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
Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Thirteen Weeks Ended March 29, 2015	Second Quarter 2014 Realignment	Total
Beginning accrued liability	$9,161	$9,161
Adjustments to expense	(121)	(121)
Expenditures	(4,834)	(4,834)
Foreign currency impact	(622)	(622)
Ending accrued liability	$3,584	$3,584

Thirteen Weeks Ended March 30, 2014	First Quarter 2014 Restructuring	Group Structure Reorganization	Total
Beginning accrued liability	$—	$50	$50
Charged to expense, net	1,331	—	1,331
Expenditures	(484)	—	(484)
Ending accrued liability	$847	$50	$897

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

March 29, 2015	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. Government-backed securities	$27,615	$—	$—	$27,615
Agency bonds	—	72,126	—	72,126
Commercial paper	—	—	—	—
Certificates of deposit	—	20,976	—	20,976
Municipal bonds	—	16,140	—	16,140
Corporate bonds	—	10,756	—	10,756
Trading securities:
Equity securities – mutual funds	8,280	—	—	8,280
Derivative contracts, net	—	(553)	—	(553)
Total	$35,895	$119,445	$—	$155,340

December 31, 2014	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$17,608	$—	$—	$17,608
Agency bonds	—	51,951	—	51,951
Commercial paper	—	13,500	—	13,500
Certificates of deposit	—	19,122	—	19,122
Municipal bonds	—	27,119	—	27,119
Corporate bonds	—	10,902	—	10,902
Trading securities:
Equity securities – mutual funds	7,351	—	—	7,351
Derivative contracts, net	—	(2,739)	—	(2,739)
Total	$24,959	$119,855	$—	$144,814
Agency bonds are securities backed by U.S. government-sponsored entities. U.S. Government-backed securities include Treasury Bills and Treasury Notes.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the thirteen week period ended March 29, 2015.
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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	March 29, 2015	December 31, 2014
Cash flow hedges	$174,000	$222,000
Balance sheet hedges	160,312	153,499
Total outstanding derivative contracts	$334,312	$375,499
The outstanding contracts at March 29, 2015 have varying maturities through the second quarter of 2016. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at March 29, 2015. In addition, there are no credit contingent features in our derivative instruments.

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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Foreign currency loss, inclusive of the impact of derivatives	$(120)	$(230)
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
Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
March 29, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$895	$(105)	$790	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	1,411	(1,056)	355	2,759	(1,061)	1,698
Total	$2,306	$(1,161)	$1,145	$2,759	$(1,061)	$1,698

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$3,283	$(865)	$2,418
Foreign exchange contracts not designated as hedging instruments	2,456	(670)	1,786	4,729	(2,622)	2,107
Total	$2,456	$(670)	$1,786	$8,012	$(3,487)	$4,525

The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	March 29, 2015	March 30, 2014
Amount of gain/(loss):
Recognized in AOCI (effective portion)	$(8,288)	$(2,202)
Reclassified from AOCI into revenue (effective portion)	(112)	37
Reclassified from AOCI into cost of sales (effective portion)	(2,563)	(570)
Recognized in Other, net (ineffective portion and amount excluded from effectiveness testing)	(93)	—
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in Other, net	$(7,158)	$(3,109)
The unrealized losses at March 29, 2015 are expected to be reclassified to net income during the next fifteen months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income (“AOCI”), as well as details the effect of reclassifications out of AOCI on the line items in our consolidated statements of operations by component (net of tax, in thousands):

	Thirteen Weeks Ended March 29, 2015
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(22,541)	$(38)	$(798)	$(4,134)	$(27,511)
Other comprehensive income before reclassifications	(54,629)	55	89	(3,792)	(58,277)
Amounts reclassified from AOCI to:
Revenue	—	—	—	112	112
Cost of goods sold	—	—	—	2,563	2,563
Other, net	—	—	—	93	93
Total reclassifications out of AOCI	—	—	—	2,768	2,768
Net current period other comprehensive income	(54,629)	55	89	(1,024)	(55,509)
Ending balance	$(77,170)	$17	$(709)	$(5,158)	$(83,020)

	Thirteen Weeks Ended March 30, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,865	$(11)	$(552)	$(1,174)	$47,128
Other comprehensive income before reclassifications	107	1	16	(753)	(629)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(37)	(37)
Cost of goods sold	—	—	—	570	570
Total reclassifications out of AOCI	—	—	—	533	533
Net current period other comprehensive income	107	1	16	(220)	(96)
Ending balance	$48,972	$(10)	$(536)	$(1,394)	$47,032
NOTE 16.    NEW ACCOUNTING PRONOUNCEMENTS
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, that include statements regarding revenue, earnings per share and bookings for the second quarter of 2015, revenue expectations for the second quarter of 2015 and full year 2015, the impact of certain items on our results for these periods, including statements regarding our sources of revenue, our investments and expenditures, our effective tax rate, the location of our cash and cash equivalents, the level of profitability at which we expect to operate and the allocation of our resources and expenditures. Forward-looking statements may also be identified by words and phrases that refer to future expectations, such as “guidance”, “guiding”, “forecast”, “toward”, “plan”, “expect”, “are expected”, “is expected”, “will”, “projecting”, “look forward”, and other similar words and phrases. Factors that could affect such forward-looking statements include, but are not limited to: the global economic environment, in particular continued slower growth in China and emerging markets; lower than expected customer orders, including for recently-introduced products; potential weakness of the Science and Industry market segments, including continued weakness in the oil and gas sector of the Industry segment resulting from declining oil prices; potential disruption in the company's operations due to organizational changes, including recent changes in our senior executive team; fluctuations in foreign exchange rates, which can affect revenues, margins and the competitive pricing of our products; cyclical changes and increased volatility in the semiconductor industry, which is a major component of Industry market segment revenue; changes in backlog and the timing of shipments from backlog, which may create forecasting challenges; potential delayed or reduced governmental spending to support expected orders; the relative mix of higher-margin and lower-margin products; potential for increased volatility and challenges in forecasting resulting from larger sales transactions, cancellations and rescheduling of orders by customers; risks associated with a high percentage of the company's revenue coming from turns business, when the order for a product is placed by the customer in the same quarter as the planned shipment, and risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; delays in meeting all accounting requirements for revenue recognition; the ongoing determination of the effectiveness of foreign exchange hedge transactions; the relative mix of U.S. and non-U.S. sales; additional costs related to future merger and acquisition activity; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; failure to achieve improved operational efficiency and other benefits from infrastructure investments and restructuring activities; changes to restructuring activities, including greater than estimated costs, or potential additional restructurings, realignments and reorganizations; inability to deploy products as expected or delays in shipping products due to technical problems or barriers, especially with regard to recently introduced TEM products; bankruptcy or insolvency of customers or suppliers; changes in tax rates and laws, accounting rules regarding taxes or agreements with tax authorities; changes in trade policies and tariff regulations; changes in the regulatory environment in the nations where we do business; potential shipment or supply chain disruptions; and additional selling, general and administrative or research and development expenses
From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read the section titled “Risk Factors” included in Part II, Item 1A. of this Quarterly Report on Form 10-Q for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors could also adversely affect us.

Summary of Products and Segments
We are a leading supplier of scientific instruments and related services for nanoscale applications and solutions for industry and science. We report our revenue based on a group structure organization, which we categorize as the Industry Group and the Science Group.
Our products include transmission electron microscopes (“TEMs”); scanning electron microscopes (“SEMs”); DualBeamTM systems which combine a SEM and a focused ion beam system (“FIB”) on a single platform; stand-alone FIBs; high-performance optical microscopes, pore-scale micro computed tomography (“microCT”) equipment, three-dimensional modeling software, and service and components to support these products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. Substantially all of these product categories are sold into all of our markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
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
The Industry Group consists of customers in semiconductor integrated circuit manufacturing and related industries such as manufacturers of data storage equipment and other technologies, as well as customers in the oil and gas industry. The tools we develop for our Industry Group customers are generally aimed at improving their processes to increase overall yields, whether in a semiconductor factory or at an oil and gas reservoir. For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 16/14 nanometers and smaller, increasing complexity in their materials such as high-k metal gates and low-k dielectrics and increasing device complexity such as 3D transistor architectures. Such products are used primarily in laboratories, near the fabrication line to speed new product development and increase yields by enabling 3D metrology for advanced process control, defect analysis, and root cause failure analysis. For the natural resources market, our products are used to increase yields in oil and gas exploration and for laboratory analysis. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.
The Science Group includes universities, public and private research laboratories and customers in a wide range of industries, including metals, automobiles, aerospace, geosciences and forensics. The tools we develop for our customers in the Science Group are generally aimed at the exploration and discovery of new materials and chemistries or solving for causes and cures of diseases. The tools are used in a laboratory and are generally not used in industrial applications. The Science Group also includes customers at universities, government laboratories and research institutes engaged in biotech and life sciences applications, as well as pharmaceutical and biotech companies. Growth in these markets is driven by global corporate and government funding for research and development and by development of new products and processes based on innovations at the nanoscale. Our solutions enable scientific discovery and advancement for researchers and help manufacturers develop, analyze and produce advanced products. Our products are also used in root cause failure analysis and quality control applications across a range of industries. Our products’ ultra-high resolution imaging allows structural biologists to create detailed 3D reconstructions of complex biological structures such as proteins and viruses. Cellular biologists use our tools to correlate wide-field, lower resolution optical images with higher resolution electron microscope imaging. Our products are also used by drug researchers and in particle analysis and a range of pathology and quality control applications. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.
Overview - Orders and Backlog
Orders received in a particular period that are not scheduled to be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At March 29, 2015, our total backlog was $509.7 million, compared to $535.6 million in total backlog at December 31, 2014.

At March 29, 2015, our backlog consisted of $341.8 million of product backlog and $167.8 million of service backlog, compared to product backlog of $364.8 million and service backlog of $170.8 million at December 31, 2014. We estimate that currently, 85% to 90% of our backlog is billable within one year. Recently, we have seen a trend where our orders have longer lead times resulting in more orders scheduled for delivery of goods or services beyond 12 months. In addition, the size of individual orders has increased due to our customers ordering higher priced tools and multiple tool orders as well as multi-year service contracts. These factors may increase the volatility of our future revenue.
Customers may cancel or delay delivery on previously placed orders. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. During the first thirteen weeks of 2015 we experienced cancellations of $1.3 million. We did not experience any cancellations during the comparable period of 2014. From time to time, we have experienced difficulty in shipping our product from backlog due to sourcing issues, including securing electronic components from certain vendors. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Outlook for the Remainder of 2015
Based on our current backlog of unfilled orders, our pipeline of potential orders and conditions in each of our markets, we expect revenue in the second quarter to be down compared with the same period in 2014. The expected decline primarily reflects the strengthening of the U.S. dollar against the Euro and other currencies that impact our reported revenue. For all of 2015, we expect revenue at a similar level with 2014 as the stronger U.S. dollar and lower Science segment revenue offset an increase in Industry segment revenue. We expect revenue growth to be higher in the second half of the year due to improved revenue in our Science segment, driven by increased demand for our products targeting structural biology customers, and continued strong demand by our Industry segment semiconductor customers who remain committed to investment in our near-line solutions.
We anticipate gross margin improvement for the remainder of 2015. In addition to increasing our proportion of newer, higher margin products and application-specific products, we expect our cost of sales will benefit from the strengthening of the U.S. dollar against the Euro and other currencies. Operating expenses are expected to be down in 2015 as a result of savings from our 2014 realignment program and the favorable impact of foreign exchange rates on our expenses. Our forecast for growth in net income for the remainder of 2015 will be dependent on our ability to achieve the revenue, gross margin and operating expense levels described above.
Please see the risk factors listed in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the risk factors that could cause our results to vary from this Outlook for the remainder of 2015.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first thirteen weeks of 2015, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 23, 2015.

Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended		Thirteen Weeks Ended
	March 29, 2015		March 30, 2014
Net sales	$220,816	100.0%	$226,264	100.0%
Cost of sales	115,545	52.3	119,940	53.0
Gross profit	105,271	47.7	106,324	47.0
Research and development	23,322	10.6	25,646	11.3
Selling, general and administrative	45,822	20.8	48,462	21.4
Restructuring, reorganization, relocation and severance	(121)	(0.1)	1,331	0.6
Operating income	36,248	16.4	30,885	13.6
Other expense, net	(967)	(0.4)	(270)	(0.1)
Income before income taxes	35,281	16.0	30,615	13.5
Income tax expense	7,269	3.3	5,537	2.4
Net income	$28,012	12.7%	$25,078	11.1%

(1)	Percentages may not add due to rounding.
Net Sales
Net sales decreased $5.4 million, or 2.4%, to $220.8 million in the thirteen week period ended March 29, 2015 (the first quarter of 2015) compared to $226.3 million in the thirteen week period ended March 30, 2014 (the first quarter of 2014). Revenue from our recently acquired businesses increased net sales by $0.8 million, or 0.4%, in the thirteen week period ended March 29, 2015 compared to the same period of 2014.
Currency fluctuations decreased net sales by $15.3 million, or 6.8%, in the thirteen week period ended March 29, 2015 compared to the same period of 2014. Strengthening of the U.S. dollar against foreign currencies generally has the effect of decreasing net sales and backlog. See also "Foreign Currency Exchange Rate Risk" included in Part II, Item 1A. of this Quarterly Report on Form 10-Q for further discussion of currency impact on our results of operations.
Other factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	March 29, 2015		March 30, 2014
Industry Group	$111,900	50.7%	$106,437	47.0%
Science Group	108,916	49.3	119,827	53.0
Consolidated net sales	$220,816	100.0%	$226,264	100.0%
Industry Group
The $5.5 million, or 5.1%, increase in Industry Group sales in the thirteen week period ended March 29, 2015 compared to the same period of 2014 was due to increased sales to semiconductor customers, mainly as a result of their ongoing investment in advanced technologies and the continued adoption of our near-line product solutions. This increase was partially offset by reduced demand for our products from oil and gas customers driven by lower commodity prices and a corresponding reduction in capital spending. We may continue to experience reduced future demand for our oil and gas solutions if global oil prices remain at multi-year lows.
Currency fluctuations decreased Industry Group revenue by $3.2 million, or 3.0%, in the thirteen week period ended March 29, 2015 compared to the same period of 2014. Revenue from acquired businesses increased Industry Group revenue by $0.6 million, or 0.5%, in the thirteen week period ended March 29, 2015 compared to the same period of 2014.

Science Group
Science Group sales decreased for the thirteen week period ended March 29, 2015 by $10.9 million, or 9.1%, compared to the same period in 2014. The decrease was driven by the impact of currency fluctuations as well as lower revenue for our structural and cell biology solutions. This was partially offset by an increase in sales of higher resolution systems to research and science customers globally.
Currency fluctuations decreased Science Group revenue by $12.1 million, or 10.1%, in the thirteen week period ended March 29, 2015 compared to the same period of 2014. Revenue from acquired businesses increased Science Group revenue by $0.2 million, or 0.2%, in the thirteen week period ended March 29, 2015 compared to the same period ended 2014.
Net Sales by Geographic Region
A majority of our net sales are derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	March 29, 2015		March 30, 2014
U.S. and Canada	$64,917	29.4%	$72,266	31.9%
Europe	54,558	24.7	67,042	29.6
Asia-Pacific Region and Rest of World	101,341	45.9	86,956	38.5
Consolidated net sales	$220,816	100.0%	$226,264	100.0%
U.S. and Canada
The $7.3 million, or 10.2%, decrease in sales to the U.S. and Canada in the thirteen week period ended March 29, 2015 compared to the same period of 2014 was primarily due to timing of product sales to regional semiconductor customers, as well as a decrease in demand from oil and gas customers due to a decline in capital spending. The decrease was partially offset by increased sales of higher resolution systems to customers engaged in materials research. We also saw increased service revenue from our installed base.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia. Sales to Europe decreased $12.5 million, or 18.6%, in the thirteen week period ended March 29, 2015 compared to the same period of 2014, primarily as a result of currency fluctuations but also due to lower sales volume to our structural, cell biology, materials research, and oil and gas customers. This decline was partially offset by higher revenues from our semiconductor manufacturing customers. Currency fluctuations, specifically the strengthening of the dollar against the Euro, decreased sales to Europe by $11.0 million, or 16.4%, during the thirteen week period ended March 29, 2015 compared to the same period of 2014.
Asia-Pacific Region and Rest of World
The $14.4 million, or 16.5%, increase in sales to the Asia-Pacific Region and Rest of World in the thirteen week period ended March 29, 2015 compared to the same period of 2014 was due to an increase in sales of high resolution systems to semiconductor customers for lab-based applications. This increase was partially offset by a decline in sales to customers engaged in scientific research activities. Currency fluctuations, specifically the strengthening of the dollar against the yen, decreased sales to this region by $4.3 million, or 4.9%, during the thirteen week period ended March 29, 2015 compared to the same period of 2014.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Industry Group	50.6%	52.7%
Science Group	44.7	41.9
Overall	47.7	47.0
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.

Cost of sales decreased $4.4 million, or 3.7%, to $115.5 million in the thirteen week period ended March 29, 2015 compared to $119.9 million in the same period of 2014, due primarily to currency fluctuations, offset by increased sales volume to semiconductor customers and a change in product mix of systems sold. Currency fluctuations decreased cost of sales by $12.4 million, or 10.3%, in the thirteen week period ended March 29, 2015 compared to the same period of 2014.
Currency fluctuations decreased overall gross profit by $2.9 million, but increased gross margin by 1.8 percentage points in the thirteen week period ended March 29, 2015 compared to the same period of 2014.
Industry Group
The Industry Group gross margin decreased by 2.1 percentage points during the thirteen week period ended March 29, 2015, compared to the same period of 2014. The decrease was primarily due to higher installation and warranty costs to support our near line solutions for semiconductor customers, combined with a shift in mix to more higher resolution systems sold during the period which have lower margins. We also had reduced sales and incurred higher costs to support our oil and gas customers, and lower margins on revenue from our installed base. Currency fluctuations increased Industry Group gross profit by $0.9 million, and gross margin by 2.2 percentage points, in the thirteen week period ended March 29, 2015 compared to the same period of 2014.
Science Group
The Science Group gross margin increased by 2.8 percentage points in the thirteen week period ended March 29, 2015, compared to the same period of 2014. The increase was primarily a result of currency fluctuations, as well as higher average selling prices on higher resolution products delivered to structural and cell biology customers, and higher margins on revenue from our installed base. Currency fluctuations decreased Science Group gross profit by $3.8 million, but increased gross margin by 1.3 percentage points, in the thirteen week period ended March 29, 2015 compared to the same period of 2014.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development. These funds are reported as an offset to research and development expense. During the thirteen week period ended March 29, 2015, and for the comparable period in 2014, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences equipment.
R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Gross spending	$24,102	$26,583
Less subsidies	(780)	(937)
Net expense	$23,322	$25,646
R&D costs decreased $2.3 million, or 9.1%, in the thirteen week period ended March 29, 2015, compared to the same period of 2014. The decrease in the thirteen week period was primarily due to currency fluctuations, a decline in external project spending, and reduced labor costs resulting from our realignment plan announced in the second quarter of 2014. This decrease was partially offset by the inclusion of R&D costs from acquired businesses. Currency fluctuations decreased R&D costs by $3.2 million, or 12.5%, in the thirteen week period ended March 29, 2015 compared to the same period of 2014.
We anticipate investing between 10% and 11% of revenue in R&D for the foreseeable future. Accordingly, as revenues increase, we expect R&D expenditures will also increase. Actual future spending, however, will depend on market conditions, currency fluctuations and other factors.
Selling, General and Administrative Costs
Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs also include sales commissions paid to our employees as well as to our agents.
SG&A costs decreased $2.6 million, or 5.4%, to $45.8 million in the thirteen week period ended March 29, 2015 compared to $48.5 million in the same period of 2014, due to currency fluctuations as well as decreased facility-related costs, depreciation, and legal-related costs for acquisitions. This was partially offset by higher stock-based compensation costs and the inclusion of

SG&A costs of our acquired companies. Currency fluctuations decreased SG&A costs by $3.5 million, or 7.1%, in the thirteen week period ended March 29, 2015 compared to the same period of 2014.
Restructuring, Reorganization, Relocation and Severance
Second Quarter 2014 Realignment
During the second quarter of 2014, we implemented a resource realignment plan aimed at improving our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We also shifted our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, in order to better position us to pursue our growth strategy. The realignment plan activities included the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of those operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources. This plan was completed at the end of 2014 and we do not expect to incur any additional costs under this plan.
During the thirteen week period ended March 29, 2015, we recorded a credit of $0.1 million to restructuring, reorganization and relocation expense in our consolidated statement of operations to adjust our accrued liability. There were no expenses recorded in the comparable period in 2014.
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
Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $0.2 million in both the thirteen week periods ended March 29, 2015 and March 30, 2014.
Interest expense was $0.1 million in both the thirteen week periods ended March 29, 2015 and March 30, 2014.
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions.
Income Tax Expense
Our effective income tax rates were 20.6% and 18.1% for the thirteen week periods ended March 29, 2015 and March 30, 2014, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions.
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
As of March 29, 2015, total unrecognized tax benefits were $22.1 million and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.

Our net deferred tax assets totaled $9.2 million and $5.0 million, respectively, at March 29, 2015 and December 31, 2014. Valuation allowances on deferred tax assets totaled $3.4 million and $4.4 million as of March 29, 2015 and December 31, 2014, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of March 29, 2015 consisted of $314.7 million of cash, cash equivalents, short-term restricted cash and short-term investments, $123.0 million in non-current investments, $33.1 million of long-term restricted cash, and $100.0 million available under revolving credit facilities. At March 29, 2015, $221.4 million of our $470.7 million in total cash, cash equivalents, restricted cash and investments, were located outside of the United States. Although we do not intend to do so, repatriation of these funds would subject us to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries where funds are held. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2020.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from March 29, 2015.
In the thirteen week period ended March 29, 2015, cash and cash equivalents decreased $32.3 million to $268.3 million from $300.5 million as of December 31, 2014 primarily as a result of dividends paid on common stock of $10.5 million, repurchases of common stock for $8.3 million, the net purchase of marketable securities of $7.6 million, the acquisition of a former agent for $5.4 million, and purchases of property, plant and equipment for $5.2 million. These factors were partially offset by $23.1 million provided by operations, $3.7 million of proceeds from the exercise of employee stock options and a decrease in restricted cash of $2.4 million. Currency fluctuations decreased cash and cash equivalents by $23.8 million.
In the thirteen week period ended March 30, 2014, cash and cash equivalents and short-term restricted cash decreased $70.3 million to $332.6 million from $403.0 million as of December 31, 2013 primarily as a result of the purchase of Lithicon for $65.0 million, $25.7 million for the net purchase of marketable securities, $5.1 million for dividends paid on common stock, and the $3.3 million unfavorable effect of exchange rate changes. These factors were partially offset by $28.4 million of cash provided by operating activities and $5.5 million of proceeds from the exercise of employee stock options.
Accounts receivable increased $7.7 million to $235.1 million as of March 29, 2015 from $227.4 million as of December 31, 2014. This increase was primarily due to the timing of shipments and a decline in collections on orders recorded as revenue in the last quarter of 2014. The March 29, 2015 balance included a $6.7 million decrease related to fluctuations in currency exchange rates. Our days sales outstanding, calculated on a quarterly basis, was 97 days at March 29, 2015 and 78 days at December 31, 2014.
Inventories decreased $12.9 million to $163.5 million as of March 29, 2015 compared to $176.4 million as of December 31, 2014, mainly due to strengthening of the U.S. dollar and offset by inventory purchases to support our 2015 build plan. The March 29, 2015 balance included a $15.9 million decrease related to fluctuations in currency exchange rates. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.1 times for the quarter ended March 29, 2015 and 2.4 times for the quarter ended December 31, 2014.
Deferred tax assets, current and long term, net of deferred tax liabilities, increased $4.2 million to $9.2 million as of March 29, 2015 compared to $5.0 million as of December 31, 2014 primarily from additional deferred tax assets for unrealized losses, stock-based compensation expense, and lower deferred tax liabilities for property, plant and equipment and intangible assets.
Expenditures for property, plant and equipment of $5.2 million and transfers to inventories from fixed assets of $0.9 million in the thirteen week period ended March 29, 2015 primarily consisted of payments for demonstration equipment and equipment related to our Brno facility. The March 29, 2015 balance included a $9.4 million decrease related to fluctuations in currency exchange rates.
Accounts payable decreased $6.8 million to $71.5 million as of March 29, 2015 compared to $78.3 million as of December 31, 2014, primarily due to the strengthening of the US dollar against global currencies.
Accrued payroll liabilities decreased $5.9 million to $32.7 million as of March 29, 2015 compared to $38.6 million as of December 31, 2014, primarily due to timing of payments and reduced accruals for wages and taxes related to our employee incentive programs.

Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of March 29, 2015.
We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant.
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of March 29, 2015 were approximately $49.4 million. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheets.
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
During the first quarter of 2015 we repurchased 134,142 shares for a total of $10.1 million, or an average of $75.16 per share. We did not repurchase any shares in the comparable period in 2014. As of March 29, 2015, 1,190,337 shares remained available for purchase pursuant to this plan.
Subsequent to the end of the quarter, we repurchased an additional 172,844 shares for a total of $12.9 million, or an average of $74.90 per share.
See the section titled “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for further information on the Share Repurchase Plan.
Dividends to Shareholders
In June 2012 we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan's inception. During the first quarter of 2015, our Board of Directors declared a dividend of $0.25 per share of common stock. Dividend payments during the first thirteen weeks of 2015 totaled $10.5 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
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
There have been no material changes in our reported market risks and risk management policies since the filing of our 2014 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 23, 2015.
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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 71%, 68% and 69% of our sales came from outside the U.S. in the first thirteen weeks of 2015, 2014 and 2013, respectively. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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
Our exposure to the business risks presented by foreign economies will increase to the extent we continue to expand our global operations. International operations will continue to subject us to a number of risks, including:

•	longer sales cycles;

•	multiple, conflicting and changing governmental laws and regulations;

•	protectionist laws and business practices that favor local companies;

•	price and currency exchange rates and controls;

•	taxes and tariffs;

•	export restrictions;

•	business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	difficulties in collecting accounts receivable;

•	travel and transportation difficulties resulting from actual or perceived health risks;

•	changes in the regulatory environment in countries where we do business, which could lead to delays in the importation of products into those countries;

•	European Union Restriction of Hazardous Substances (“RoHS”) Directive which could create problems in manufacture and delivery of certain products in Europe;

•	the implementation and administration of the Control of Electronic Information Products (often referred to as China RoHS) regulations could lead to delays in the importation of products into China;

•	security concerns, such as armed conflict and civil or military unrest, political and economic instability and terrorist activity;

•	risk of failure of internal controls and failure to detect unauthorized transactions; and

•	differing employment practices and labor issues.

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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On February 5, 2014 we acquired Lithicon AS, a provider of digital rock technology services and pore-scale micro computed tomography equipment to oil and gas companies worldwide. On January 9, 2015 we acquired certain assets and liabilities of EB, which previously operated as our exclusive agent in Israel for sales of FEI products and services.
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
Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although generally we will be entitled to receive a cancellation fee based on the agreed-upon shipment schedule. During the first thirteen weeks of 2015, we experienced cancellations of $1.3 million. We did not experience any cancellations during the comparable period of 2014. Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes and for other reasons. This is particularly true of our high-performance TEMs.

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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech koruna. For the first thirteen weeks of 2015, 2014 and 2013, approximately 25%, 30% and 30% of our revenue was denominated in euros, respectively, while more than half of our expenses were denominated in euros, Czech koruna, yen or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro, Czech koruna and Japanese yen, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens. In addition, fluctuations in currency rates may negatively impact the demand for our products by making our products more expensive.
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
In the first thirteen weeks of 2015, 2014 and 2013, our top 10 customers accounted for approximately 35%, 30%, and 28% of our total annual net revenue, respectively. One customer accounted for just over 10% of total annual net revenue during 2013 and no customers accounted for 10% or more of total annual net revenue in 2015 and 2014. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. Approximately 71%, 68% and 69% of our sales came from outside the U.S. in the first thirteen weeks of 2015, 2014 and 2013, respectively, and if we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.

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
In September 2010, our Board of Directors approved a plan to repurchase up to a total of 4.0 million shares of our common stock for which we have repurchased approximately 3.0 million shares to date. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors and capital availability. Dividends have been paid under this program each quarter since its inception in June 2012. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
January 1 - 25, 2015	—	$—	—	1,324,479
January 26 - February 22, 2015	—	—	—	1,324,479
February 23 - March 29, 2015	134,142	75.16	134,142	1,190,337
Total first quarter	134,142	$75.16	134,142	1,190,337

Subsequent to the end of the quarter, we repurchased an additional 172,844 shares for a total of $12.9 million, or an average of $74.90 per share.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on September 15, 2014.(3)

10.1	Third Amendment to Credit Agreement.(4)

10.2	Offer Letter dated February 25, 2015 (5)

10.3	Form of Executive Change of Control and Severance Agreement(5)

10.4	Letter Agreement dated March 27, 2015(6)

10.5	Consulting Agreement effective December 1, 2015(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2015.

(6)	Incorporated by reference to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	May 4, 2015	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2015	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)