Form 10-Q
period 2015-06-28
FEI CO
filed 2015-07-31
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of July 27, 2015 was 41,590,624.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 28, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$333,194	$300,507
Short-term investments in marketable securities	42,476	61,688
Short-term restricted cash	15,514	15,698
Receivables, net of allowances for doubtful accounts of $3,018 and $2,990	211,745	227,354
Inventories	181,659	176,440
Deferred tax assets	9,587	8,225
Other current assets	32,486	35,503
Total current assets	826,661	825,415
Non-current investments in marketable securities	91,139	85,865
Long-term restricted cash	30,344	38,369
Property, plant and equipment, net of accumulated depreciation of $129,557 and $132,807	156,203	163,794
Intangible assets, net of accumulated amortization of $32,375 and $28,930	49,834	54,111
Goodwill	167,936	170,773
Deferred tax assets	8,927	6,605
Non-current inventories	48,703	50,731
Other assets, net	20,656	22,155
Total Assets	$1,400,403	$1,417,818

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$74,406	$78,308
Accrued payroll liabilities	37,464	38,599
Accrued warranty reserves	13,311	13,005
Short-term deferred revenue	95,669	96,924
Income taxes payable	12,574	5,299
Accrued restructuring, reorganization, relocation and severance	1,692	9,161
Other current liabilities	53,894	56,146
Total current liabilities	289,010	297,442
Long-term deferred revenue	37,071	34,021
Deferred tax liabilities	7,666	9,576
Other liabilities	35,687	35,454
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 41,589 and 41,797 shares issued and outstanding, no par value	592,665	607,250
Retained earnings	503,961	461,586
Accumulated other comprehensive loss	(65,657)	(27,511)
Total Shareholders’ Equity	1,030,969	1,041,325
Total Liabilities and Shareholders’ Equity	$1,400,403	$1,417,818

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net sales:
Products	$163,585	$179,030	$327,644	$348,328
Service	60,604	57,925	117,361	114,892
Total net sales	224,189	236,955	445,005	463,220
Cost of sales:
Products	78,825	92,077	160,326	178,673
Service	33,259	35,027	67,303	68,371
Total cost of sales	112,084	127,104	227,629	247,044
Gross profit	112,105	109,851	217,376	216,176
Operating expenses:
Research and development	23,128	26,221	46,450	51,866
Selling, general and administrative	43,093	50,587	88,915	99,050
Restructuring, reorganization, relocation and severance	(21)	2,228	(142)	3,559
Total operating expenses	66,200	79,036	135,223	154,475
Operating income	45,905	30,815	82,153	61,701
Other expense:
Interest income	254	221	465	373
Interest expense	(140)	(173)	(234)	(272)
Other, net	(704)	(854)	(1,788)	(1,177)
Total other expense, net	(590)	(806)	(1,557)	(1,076)
Income before income taxes	45,315	30,009	80,596	60,625
Income tax expense	7,983	5,061	15,252	10,599
Net income	$37,332	$24,948	$65,344	$50,026

Basic net income per share	$0.90	$0.59	$1.57	$1.19
Diluted net income per share	$0.89	$0.59	$1.55	$1.17
Cash dividends declared per share	$0.30	$0.25	$0.55	$0.37

Shares used in per share calculations:
Basic	41,629	42,080	41,711	42,135
Diluted	42,044	42,627	42,142	42,701

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$37,332	$24,948	$65,344	$50,026
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	15,605	(1,863)	(39,024)	(1,756)
Change in unrealized (loss) gain on available-for-sale securities	(7)	39	48	40
Change in minimum pension liability	(18)	17	71	33
Changes due to cash flow hedging instruments:
Net loss on hedge instruments	(1,316)	(1,022)	(5,108)	(1,775)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	3,099	1,096	5,867	1,629
Comprehensive income	$54,695	$23,215	$27,198	$48,197

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$65,344	$50,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,063	14,640
Amortization	5,715	6,864
Stock-based compensation	10,494	10,961
Asset impairments and write-offs of intangible assets	—	282
Other	(116)	—
Income taxes payable (receivable), net	6,547	(1,691)
Deferred income taxes	(4,785)	(2,411)
Decrease (increase), net of acquisitions, in:
Receivables, net	9,980	(28,932)
Inventories	(19,942)	(18,243)
Other assets	4,329	710
Increase (decrease), net of acquisitions, in:
Accounts payable	218	10,411
Accrued payroll liabilities	584	(4,574)
Accrued warranty reserves	590	(88)
Deferred revenue	6,412	4,156
Accrued restructuring, reorganization, relocation and severance	(6,894)	1,354
Other liabilities	(1,555)	959
Net cash provided by operating activities	88,984	44,424
Cash flows from investing activities:
Decrease (increase) in restricted cash	4,392	(3,154)
Acquisition of property, plant and equipment	(7,869)	(23,322)
Payments for acquisitions, net of cash acquired	(5,377)	(65,049)
Purchase of investments in marketable securities	(48,240)	(133,213)
Redemption of investments in marketable securities	62,679	105,267
Purchase of patents	(1,772)	(499)
Net cash provided by (used in) investing activities	3,813	(119,970)
Cash flows from financing activities:
Dividends paid on common stock	(20,877)	(10,129)
Withholding taxes paid on issuance of vested restricted stock units	(2,427)	(1,331)
Proceeds from exercise of stock options and employee stock purchases	7,873	7,880
Excess tax benefit for share based payment arrangements	879	2,011
Repurchases of common stock	(30,224)	(30,479)
Net cash used in financing activities	(44,776)	(32,048)
Effect of exchange rate changes	(15,334)	(4,204)
Increase (decrease) in cash and cash equivalents	32,687	(111,798)
Cash and cash equivalents:
Beginning of period	300,507	384,170
End of period	$333,194	$272,372
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$10,597	$9,883
Cash paid for interest	145	196
Increase in fixed assets related to transfers from inventories	4,077	2,657
Dividends declared but not paid	12,479	10,564
Accrued purchases of plant and equipment	443	4,619
Accrued repurchases of common stock	1,271	—
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and twenty-six week periods ended June 28, 2015 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2015.
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

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 28, 2015			June 29, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$37,332	41,629	$0.90	$24,948	42,080	$0.59
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	415	(0.01)	—	547	—
Diluted EPS	$37,332	42,044	$0.89	$24,948	42,627	$0.59

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	June 28, 2015			June 29, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$65,344	41,711	$1.57	$50,026	42,135	$1.19
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	431	(0.02)	—	566	(0.02)
Diluted EPS	$65,344	42,142	$1.55	$50,026	42,701	$1.17

The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Stock options	474	244	416	190
Restricted stock units	184	12	14	6

NOTE 3.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
At our 2015 Annual Meeting of Shareholders, which was held on May 7, 2015, our shareholders approved an amendment to our Employee Share Purchase Plan to increase the number of shares of our common stock reserved for issuance under the plan from 4,200,000 to 4,450,000.
1995 Stock Incentive Plan
Also at our 2015 Annual Meeting of Shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 11,250,000 to 11,500,000.

The following table sets forth certain information regarding the 1995 Plan:

June 28, 2015
Shares available for grant	1,716,842
Shares of common stock reserved for issuance pursuant to outstanding exercisable securities	3,391,964
The following table sets forth certain information regarding all options outstanding and exercisable:

	June 28, 2015
	Options Outstanding	Options Exercisable
Number	1,005,953	311,567
Weighted average exercise price	$69.25	$53.84
Aggregate intrinsic value	$ 16.2 million	$ 9.8 million
Weighted average remaining contractual term	5.3 years	3.7 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	June 28, 2015
	RSUs Nonvested	RSUs Expected to Vest
Number	669,169	584,755
Weighted average grant date per share fair value	$73.74	$72.97
Aggregate intrinsic value	$ 56.8 million	$ 49.7 million
Weighted average remaining term to vest	1.6 years	1.5 years
As of June 28, 2015, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $50.7 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of sales	$797	$857	$1,589	$1,583
Research and development	659	713	1,289	1,330
Selling, general and administrative	3,089	4,253	7,616	8,048
Total stock-based compensation	$4,545	$5,823	$10,494	$10,961

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent, request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of June 28, 2015, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

Restricted Cash
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of June 28, 2015 were approximately $47.1 million. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheets.

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
Inventories consisted of the following (in thousands):

	June 28, 2015	December 31, 2014
Raw materials and assembled parts	$58,540	$61,644
Service inventories, estimated current requirements	11,947	12,398
Work-in-process	86,275	76,402
Finished goods	24,897	25,996
Total current inventories	$181,659	$176,440
Non-current inventories	$48,703	$50,731

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Balance, beginning of period	$170,773	$136,152
Goodwill additions	4,100	46,880
Goodwill adjustments	(6,937)	1,962
Balance, end of period	$167,936	$184,994
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
The total purchase price of the acquisition was $5.4 million. We paid $0.2 million in transaction costs, which were expensed as incurred and are recorded in selling, general and administrative costs in our consolidated statements of operations. The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of January 9, 2015. The fair value of net tangible liabilities assumed was $0.1 million and the fair value of net intangible assets acquired was $1.4 million, which consisted solely of customer relationships. The acquired customer relationships will be amortized over a period of 5 years. The excess of the purchase price over the fair value of the net assets acquired was $4.1 million, which was recorded as goodwill in the Industry Group and is primarily related to expected future cash flows from synergies arising from the establishment of a sales and service workforce in Israel.
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
The gross amount of our other acquired intangible assets and the related accumulated amortization was as follows (in thousands):

	June 28, 2015	December 31, 2014
Patents, trademarks and other	$26,137	$25,333
Accumulated amortization	(13,696)	(12,805)
Net patents, trademarks and other	12,441	12,528
Customer relationships	21,935	21,739
Accumulated amortization	(6,957)	(5,863)
Net customer relationships	14,978	15,876
Developed technology	31,692	33,525
Accumulated amortization	(9,277)	(7,818)
Net developed technology	22,415	25,707
Total intangible assets included in other long-term assets	$49,834	$54,111
Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Patents, trademarks and other	$2,040	$2,119
Customer relationships	1,332	1,421
Developed technology	1,753	1,976
Total amortization expense	$5,125	$5,516

Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
Remainder of 2015	$2,011	$1,383	$1,803	$5,197
2016	3,181	2,766	3,607	9,554
2017	2,744	2,419	3,378	8,541
2018	1,951	2,404	2,967	7,322
2019	1,658	1,868	2,329	5,855
Thereafter	896	4,138	8,331	13,365
Total future amortization expense	$12,441	$14,978	$22,415	$49,834

NOTE 7.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Balance, beginning of period	$13,005	$12,705
Reductions for warranty costs incurred	(7,234)	(6,430)
Warranties issued	7,809	6,347
Translation and changes in estimates	(269)	(2)
Balance, end of period	$13,311	$12,620

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and twenty-six week periods ended June 28, 2015 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	June 28, 2015	December 31, 2014
Deferred tax assets – current	$9,587	$8,225
Deferred tax assets – non-current	8,927	6,605
Deferred tax liabilities – current	(480)	(218)
Deferred tax liabilities – non-current	(7,666)	(9,576)
Net deferred tax assets	$10,368	$5,036
Valuation allowance	$3,287	$4,350

Unrecognized Tax Benefits
During the twenty-six week periods ended June 28, 2015 and June 29, 2014, unrecognized tax benefits, interest and penalties decreased by $0.5 million and $0.6 million, respectively, primarily due to the recognition of benefits relating to tax credits and transfer pricing positions, offset by accruals for interest and penalties and uncertainty surrounding foreign net operating losses and domestic manufacturing deductions.
We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of June 28, 2015:

Jurisdiction	Open Tax Years
U.S.	2011 and forward
The Netherlands	2011 and forward
Czech Republic	2012 and forward

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and twenty-six week periods ended June 28, 2015 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Applied Materials, Inc.;

•	one of the members of our Board of Directors serves on the Board of Directors of Electro Scientific Industries, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Sales to Related Parties	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Product sales:
Applied Materials, Inc.	$74	$1,383	$161	$2,342
Oregon Health and Science University	7	119	19	249
Electro Scientific Industries, Inc.	4	—	19	—
Total product sales to related parties	85	1,502	199	2,591
Service sales:
Applied Materials, Inc.	262	187	526	355
Oregon Health and Science University	74	93	159	175
Total service sales to related parties	336	280	685	530
Total sales to related parties	$421	$1,782	$884	$3,121
Purchases from Related Parties
TMC BV	$647	$882	$1,347	$1,290
Oregon Health and Science University	11	39	11	78
Total purchases from related parties	$658	$921	$1,358	$1,368
Amounts due from (to) related parties were as follows (in thousands):

June 28, 2015
Applied Materials, Inc.	$161
TMC BV	(605)
Oregon Health and Science University	5
Due to related parties, net	$(439)

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $69.3 million at June 28, 2015. These commitments expire at various times through the first quarter of 2020.

NOTE 11.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We currently report our segments based on a group structure organization. Our segments are Industry Group and Science Group.
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Sales to External Customers:
Industry Group	$119,580	$127,225	$231,480	$233,664
Science Group	104,609	109,730	213,525	229,556
Total	$224,189	$236,955	$445,005	$463,220
Gross Profit:
Industry Group	$64,747	$64,088	$121,357	$120,221
Science Group	47,358	45,763	96,019	95,955
Total	$112,105	$109,851	$217,376	$216,176

	June 28, 2015	December 31, 2014
Goodwill:
Industry Group	$78,695	$76,858
Science Group	89,241	93,915
Total	$167,936	$170,773
Total Assets:
Industry Group	$472,350	$444,168
Science Group	407,726	470,899
Corporate and Eliminations	520,327	502,751
Total	$1,400,403	$1,417,818
Market segment disclosures are presented to the gross profit level as this is the primary performance measure for which the segment general managers are responsible. Selling, general and administrative, research and development and other operating expenses are managed and reported at the corporate level and, because these costs are not directly tied to any individual market segment, they have not been allocated to the market segments. See the consolidated statements of operations for reconciliations from gross profit to income before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.
In the thirteen week periods ended June 28, 2015 and June 29, 2014, our top 10 customers accounted for approximately 38.1% and 36.9% of our total annual net revenue, respectively. In the twenty-six week periods ended June 28, 2015 and June 29, 2014, our top 10 customers accounted for approximately 33.1% and 31.9% of our total annual net revenue, respectively. No single customer accounted for more than 10% of net revenues during the thirteen and twenty-six week periods ended June 28, 2015 and June 29, 2014.

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
The following table summarizes the costs incurred under our second quarter realignment plan:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Realignment Costs	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Inventory write-offs	$—	$755	$—	$755
Acceleration of acquisition-related earn-out	—	2,500	—	2,500
Impairment and other asset write-offs	—	466	—	466
Restructuring activities	(21)	2,228	(142)	2,228
Total	$(21)	$5,949	$(142)	$5,949
These costs have been recorded in our consolidated statements of operations as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Statement of Operations Classification	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of sales	$—	$755	$—	$755
Selling, general and administrative	—	2,966	—	2,966
Restructuring, reorganization and relocation	(21)	2,228	(142)	2,228
Total	$(21)	$5,949	$(142)	$5,949
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
Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Twenty-Six Weeks Ended June 28, 2015	Second Quarter 2014 Realignment	Total
Beginning accrued liability	$9,161	$9,161
Adjustments to expense	(142)	(142)
Expenditures	(6,750)	(6,750)
Foreign currency impact	(577)	(577)
Ending accrued liability	$1,692	$1,692

Twenty-Six Weeks Ended June 29, 2014	Second Quarter 2014 Realignment	First Quarter 2014 Restructuring	Group Structure Reorganization	Total
Beginning accrued liability	$—	$—	$50	$50
Charged to expense, net	2,228	1,331	—	3,559
Expenditures	(880)	(1,331)	—	(2,211)
Ending accrued liability	$1,348	$—	$50	$1,398

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

June 28, 2015	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. Government-backed securities	$27,596	$—	$—	$27,596
Agency bonds	—	56,605	—	56,605
Commercial paper	—	—	—	—
Certificates of deposit	—	19,763	—	19,763
Municipal bonds	—	10,625	—	10,625
Corporate bonds	—	10,730	—	10,730
Trading securities:
Equity securities – mutual funds	8,296	—	—	8,296
Derivative contracts, net	—	2,775	—	2,775
Total	$35,892	$100,498	$—	$136,390

December 31, 2014	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$17,608	$—	$—	$17,608
Agency bonds	—	51,951	—	51,951
Commercial paper	—	13,500	—	13,500
Certificates of deposit	—	19,122	—	19,122
Municipal bonds	—	27,119	—	27,119
Corporate bonds	—	10,902	—	10,902
Trading securities:
Equity securities – mutual funds	7,351	—	—	7,351
Derivative contracts, net	—	(2,739)	—	(2,739)
Total	$24,959	$119,855	$—	$144,814
Agency bonds are securities backed by U.S. government-sponsored entities. U.S. Government-backed securities include Treasury Bills and Treasury Notes.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the twenty-six week period ended June 28, 2015.

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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	June 28, 2015	December 31, 2014
Cash flow hedges	$142,000	$222,000
Balance sheet hedges	152,726	153,499
Total outstanding derivative contracts	$294,726	$375,499
The outstanding contracts at June 28, 2015 have varying maturities through the second quarter of 2016. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at June 28, 2015. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Foreign currency loss, inclusive of the impact of derivatives	$(486)	$(723)	$(606)	$(953)
Cash Flow Hedges
We use zero cost and net purchased collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. The foreign exchange hedging structure may extend, generally, up to a twenty-four month time horizon. The hedging transactions we undertake primarily limit our exposure to changes in the U.S. dollar/euro and the U.S. dollar/Czech koruna exchange rates. The hedges are designed to protect us as the U.S. dollar weakens, but also provide us with some flexibility if the dollar strengthens.
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

Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
June 28, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$1,249	$(251)	$998	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	2,593	(349)	2,244	590	(123)	467
Total	$3,842	$(600)	$3,242	$590	$(123)	$467

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$3,283	$(865)	$2,418
Foreign exchange contracts not designated as hedging instruments	2,456	(670)	1,786	4,729	(2,622)	2,107
Total	$2,456	$(670)	$1,786	$8,012	$(3,487)	$4,525
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Amount of gain/(loss):
Recognized in AOCI (effective portion)	$(5,436)	$(2,057)	$(13,724)	$(4,259)
Reclassified from AOCI into revenue (effective portion)	—	9	(112)	46
Reclassified from AOCI into cost of sales (effective portion)	(3,084)	(1,096)	(5,647)	(1,666)
Recognized in Other, net (ineffective portion and amount excluded from effectiveness testing)	(15)	(9)	(108)	(9)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in Other, net	$1,473	$(636)	$(5,685)	$(3,745)
The unrealized losses at June 28, 2015 are expected to be reclassified to net income during the next twelve months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income (“AOCI”), as well as details the effect of reclassifications out of AOCI on the line items in our consolidated statements of operations by component (net of tax, in thousands):

	Thirteen Weeks Ended June 28, 2015
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(77,170)	$17	$(709)	$(5,158)	$(83,020)
Other comprehensive income before reclassifications	15,605	(7)	(18)	(1,316)	14,264
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	3,084	3,084
Other, net	—	—	—	15	15
Total reclassifications out of AOCI	—	—	—	3,099	3,099
Net current period other comprehensive income	15,605	(7)	(18)	1,783	17,363
Ending balance	$(61,565)	$10	$(727)	$(3,375)	$(65,657)

	Twenty-Six Weeks Ended June 28, 2015
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(22,541)	$(38)	$(798)	$(4,134)	$(27,511)
Other comprehensive income before reclassifications	(39,024)	48	71	(5,108)	(44,013)
Amounts reclassified from AOCI to:
Revenue	—	—	—	112	112
Cost of goods sold	—	—	—	5,647	5,647
Other, net	—	—	—	108	108
Total reclassifications out of AOCI	—	—	—	5,867	5,867
Net current period other comprehensive income	(39,024)	48	71	759	(38,146)
Ending balance	$(61,565)	$10	$(727)	$(3,375)	$(65,657)

	Thirteen Weeks Ended June 29, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,972	$(10)	$(536)	$(1,394)	$47,032
Other comprehensive income before reclassifications	(1,863)	39	17	(1,022)	(2,829)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(9)	(9)
Cost of goods sold	—	—	—	1,096	1,096
Other, net	—	—	—	9	9
Total reclassifications out of AOCI	—	—	—	1,096	1,096
Net current period other comprehensive income	(1,863)	39	17	74	(1,733)
Ending balance	$47,109	$29	$(519)	$(1,320)	$45,299

	Twenty-Six Weeks Ended June 29, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,865	$(11)	$(552)	$(1,174)	$47,128
Other comprehensive income before reclassifications	(1,756)	40	33	(1,775)	(3,458)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(46)	(46)
Cost of goods sold	—	—	—	1,666	1,666
Other, net	—	—	—	9	9
Total reclassifications out of AOCI	—	—	—	1,629	1,629
Net current period other comprehensive income	(1,756)	40	33	(146)	(1,829)
Ending balance	$47,109	$29	$(519)	$(1,320)	$45,299
NOTE 16.    NEW ACCOUNTING PRONOUNCEMENTS
ASU 2014-09
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB voted to defer the effective date of the ASU for one year. Early application is permitted for periods beginning after December 15, 2016, including interim reporting periods within that reporting period, and the new standard will become effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, that include statements of our expectations regarding revenue, gross margin, operating expenses, net income and other financial items for the third quarter of 2015, revenue expectations for the third quarter of 2015, second half of 2015 and full year 2015, the impact of certain items on our results for these periods, including statements regarding our sources of revenue, our investments and expenditures, our effective tax rate, the location of our cash and cash equivalents, the level of profitability at which we expect to operate and the allocation of our resources and expenditures. Forward-looking statements may also be identified by words and phrases that refer to future expectations, such as “guidance”, “guiding”, “forecast”, “toward”, “plan”, “expect”, “are expected”, “is expected”, “will”, “projecting”, “look forward”, and other similar words and phrases. Factors that could affect such forward-looking statements include, but are not limited to: the global economic environment, in particular continued slower growth in China and emerging markets; lower than expected customer orders, including for recently-introduced products; potential weakness of the Science and Industry market segments, including continued weakness in the oil and gas sector of the Industry segment resulting from declining oil prices; fluctuations in foreign exchange rates, which can affect revenues, margins and the competitive pricing of our products; cyclical and other changes and increased volatility in the semiconductor industry, which is a major component of Industry market segment revenue; changes in backlog and the timing of shipments from backlog, which may create forecasting challenges; potential delayed or reduced governmental spending to support expected orders; potential disruption in the company's operations due to organizational changes; the relative mix of higher-margin and lower-margin products; potential for increased volatility and challenges in forecasting resulting from larger sales transactions, cancellations and rescheduling of orders by customers; risks associated with a high percentage of the company's revenue coming from book and ship business, when the order for a product is placed by the customer in the same quarter as the planned shipment, and risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; delays in meeting all accounting requirements for revenue recognition; the ongoing determination of the effectiveness of foreign exchange hedge transactions; the relative mix of U.S. and non-U.S. sales; additional costs related to future merger and acquisition activity; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; failure to achieve improved operational efficiency and other benefits from infrastructure investments and restructuring activities; potential additional restructurings, realignments and reorganizations; inability to deploy products as expected or delays in shipping products due to technical problems or barriers, especially with regard to recently introduced TEM products; bankruptcy or insolvency of customers or suppliers; changes in tax rates and laws, accounting rules regarding taxes or agreements with tax authorities; and potential shipment or supply chain disruptions.
The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors could also adversely affect us.

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
Overview - Orders and Backlog
Orders received in a particular period that are not scheduled to be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At June 28, 2015, our total backlog was $541.2 million, compared to $535.6 million in total backlog at December 31, 2014.

At June 28, 2015, our backlog consisted of $376.2 million of product backlog and $165.0 million of service backlog, compared to product backlog of $364.8 million and service backlog of $170.8 million at December 31, 2014. We estimate that currently, 85% to 90% of our backlog is billable within one year. Our orders can have lead times of six to twelve months resulting in more orders scheduled for delivery of goods or services beyond 12 months. In addition, the size of individual orders has increased due to our customers ordering higher priced tools and multiple tool orders as well as multi-year service contracts. These factors may increase the volatility of our future revenue.
Customers may cancel or delay delivery on previously placed orders. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. During the first twenty-six weeks of 2015 we experienced cancellations of $5.2 million. We did not experience any cancellations during the comparable period of 2014. From time to time, we have experienced difficulty in shipping our product from backlog due to sourcing issues, including securing electronic components from certain vendors. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Outlook for the Remainder of 2015
Based on our current backlog of unfilled orders, our pipeline of potential orders and conditions in each of our markets, we expect revenue in the third quarter of 2015 to be down compared with the same period in 2014. The expected decline primarily reflects the strengthening of the U.S. dollar against the euro and other currencies that impact our reported revenue. For all of 2015, we expect revenue at a similar level with 2014 as the stronger U.S. dollar and lower Science Group revenue offset an increase in Industry Group revenue. We expect revenue growth to be higher in the second half of the year due to improved revenue in our Science Group, driven by increased demand for our products targeting structural biology customers, and continued strong demand by our Industry Group semiconductor customers who remain committed to investment in our near-line solutions.
We anticipate gross margin for the second half of 2015 to be at similar levels to the first half of 2015. An increasing volume of newer, higher margin products and application-specific products, and benefits from the strengthening of the U.S. dollar against the euro and other currencies, are expected to be offset by a less favorable Industry versus Science Group revenue mix, with a higher proportion of Science Group revenue. Operating expenses are expected to be down for full year 2015 as a result of savings from our 2014 realignment program and the favorable impact of foreign exchange rates. Our forecast for growth in net income for the remainder of 2015 will be dependent on our ability to achieve the revenue, gross margin and operating expense levels described above.
Please see the risk factors listed in Part II, Item 1A of this Quarterly Report on Form 10-Q for the risk factors that could cause our results to vary from this outlook for the remainder of 2015.
Critical Accounting Policies and the Use of Estimates
Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first twenty-six weeks of 2015, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 23, 2015.

Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	June 28, 2015		June 29, 2014
Net sales	$224,189	100.0%	$236,955	100.0%
Cost of sales	112,084	50.0	127,104	53.6
Gross profit	112,105	50.0	109,851	46.4
Research and development	23,128	10.3	26,221	11.1
Selling, general and administrative	43,093	19.2	50,587	21.3
Restructuring, reorganization, relocation and severance	(21)	—	2,228	0.9
Operating income	45,905	20.5	30,815	13.0
Other expense, net	(590)	(0.3)	(806)	(0.3)
Income before income taxes	45,315	20.2	30,009	12.7
Income tax expense	7,983	3.6	5,061	2.1
Net income	$37,332	16.7%	$24,948	10.5%

	Twenty-Six Weeks Ended
	June 28, 2015		June 29, 2014
Net sales	$445,005	100.0%	$463,220	100.0%
Cost of sales	227,629	51.2	247,044	53.3
Gross profit	217,376	48.8	216,176	46.7
Research and development	46,450	10.4	51,866	11.2
Selling, general and administrative	88,915	20.0	99,050	21.4
Restructuring, reorganization, relocation and severance	(142)	—	3,559	0.8
Operating income	82,153	18.5	61,701	13.3
Other expense, net	(1,557)	(0.3)	(1,076)	(0.2)
Income before income taxes	80,596	18.1	60,625	13.1
Income tax expense	15,252	3.4	10,599	2.3
Net income	$65,344	14.7%	$50,026	10.8%

(1)	Percentages may not add due to rounding.
Net Sales Overview
Net sales decreased $12.8 million, or 5.4%, to $224.2 million in the thirteen week period ended June 28, 2015 (the second quarter of 2015) compared to $237.0 million in the thirteen week period ended June 29, 2014 (the second quarter of 2014). Revenue from our recently acquired businesses increased net sales by $0.8 million, or 0.3%, in the thirteen week period ended June 28, 2015 compared to the same period of 2014.
Net sales decreased $18.2 million, or 3.9%, to $445.0 million in the twenty-six week period ended June 28, 2015 compared to $463.2 million in the twenty-six week period ended June 29, 2014. Revenue from our recently acquired businesses increased net sales by $1.6 million, or 0.3%, in the twenty-six week period ended June 28, 2015 compared to the same period of 2014.
Net sales, at consistent currency rates, increased by $0.6 million, or 0.3%, and $10.5 million, or 2.3%, in the thirteen and twenty-six week periods ended June 28, 2015 compared to the same periods of 2014, respectively. Consistent currency rates are defined as the quarterly average currency exchange rates of the comparable periods. All discussion of changes between the current and comparable periods is based on consistent currency rates.
Strengthening of the U.S. dollar against foreign currencies generally has the effect of decreasing net sales and backlog. See also “Foreign Currency Exchange Rate Risk” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of currency impact on our results of operations.
Other factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.

Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	June 28, 2015		June 29, 2014
Industry Group	$119,580	53.3%	$127,225	53.7%
Science Group	104,609	46.7	109,730	46.3
Consolidated net sales	$224,189	100.0%	$236,955	100.0%

	Twenty-Six Weeks Ended
	June 28, 2015		June 29, 2014
Industry Group	$231,480	52.0%	$233,664	50.4%
Science Group	213,525	48.0	229,556	49.6
Consolidated net sales	$445,005	100.0%	$463,220	100.0%
Industry Group
Industry Group sales decreased $7.6 million, or 6.0%, and $2.2 million, or 0.9%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, Industry Group sales decreased $6.0 million, or 4.7%, and increased $2.7 million, or 1.1%, in the thirteen and twenty-six week periods ended June 28, 2015, respective. The decrease in the thirteen week period ended June 28, 2015 was due to fewer near-line systems sold to semiconductor customers in the current period. We also continue to experience reduced demand for our oil and gas solutions, which is adversely affecting Industry Group sales. The increase in the twenty-six week period ended June 28, 2015 was due to growth in sales of high resolution lab-based products to semiconductor customers.
Revenue from acquired businesses increased Industry Group revenue by $0.6 million, or 0.5%, and $1.2 million, or 0.5%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014.
Science Group
Science Group sales decreased $5.1 million, or 4.7%, and $16.0 million, or 7.0%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods in 2014. At consistent currency rates, Science Group sales increased $6.6 million, or 6.0%, and $7.8 million, or 3.4%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively. The growth was due to an increase in high resolution systems sold to our structural and cell biology customers and higher service revenue from our installed base.
Revenue from acquired businesses increased Science Group revenue by $0.2 million, or 0.2%, and $0.4 million, or 0.2%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods ended 2014.
Net Sales by Geographic Region
A majority of our net sales are derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	June 28, 2015		June 29, 2014
U.S. and Canada	$76,447	34.1%	$80,463	34.0%
Europe	56,754	25.3	63,561	26.8
Asia-Pacific Region and Rest of World	90,988	40.6	92,931	39.2
Consolidated net sales	$224,189	100.0%	$236,955	100.0%

	Twenty-Six Weeks Ended
	June 28, 2015		June 29, 2014
U.S. and Canada	$141,364	31.8%	$152,729	33.0%
Europe	111,312	25.0	130,603	28.2
Asia-Pacific Region and Rest of World	192,329	43.2	179,888	38.8
Consolidated net sales	$445,005	100.0%	$463,220	100.0%

U.S. and Canada
Sales to U.S. and Canada decreased $4.0 million, or 5.0%, and $11.4 million, or 7.4%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014. The declines were primarily due to timing of product sales to regional semiconductor customers, offset partially by growth in sales of high resolution systems to structural and cell biology customers and customers engaged in materials research. We also saw increased service revenue from our installed base.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
Sales to Europe decreased $6.8 million, or 10.7%, and $19.3 million, or 14.8%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, sales to Europe increased $5.6 million, or 8.8%, and $4.0 million, or 3.1%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively. The growth in both periods was due to an increase in sales to our semiconductor customers and increased purchases of high resolution products by our structural and cell biology customers.
Asia-Pacific Region and Rest of World
Sales to the Asia-Pacific Region and Rest of World decreased $1.9 million, or 2.1%, and increased $12.4 million, or 6.9%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, sales to the Asia-Pacific Region and Rest of World decreased $1.0 million, or 1.1%, and increased $17.6 million, or 9.8%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively. The decrease in the thirteen week period ended June 28, 2015 was due to lower sales to structural and cell biology customers. The increase in the twenty-six week period ended June 28, 2015 was primarily due to an increase in sales of near-line products to semiconductor customers. This increase was partially offset by a decline in sales to customers engaged in scientific research activities.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Industry Group	54.1%	50.4%	52.4%	51.5%
Science Group	45.3	41.7	45.0	41.8
Overall	50.0	46.4	48.8	46.7
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales decreased $15.0 million, or 11.8%, to $112.1 million in the thirteen week period ended June 28, 2015 compared to $127.1 million in the same period of 2014. At consistent currency rates, cost of sales increased $0.3 million, or 0.2%, in the thirteen week period ended June 28, 2015, compared to the same period of 2014.
Cost of sales decreased $19.4 million, or 7.9%, to $227.6 million in the twenty-six week period ended June 28, 2015 compared to $247.0 million in the same period of 2014. At consistent currency rates, cost of sales increased $8.3 million, or 3.4%, in the twenty-six week period ended June 28, 2015, due to increased sales volume to semiconductor customers and a change in product mix of systems sold.
Gross profit increased $2.3 million, or 2.1%, and $1.2 million, or 0.6%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, gross profit increased $0.3 million, or 0.3%, and $2.2 million, or 1.0%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively. Gross margin, at consistent currency rates, was flat and decreased by 0.6 percentage points in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014.
Industry Group
The Industry Group gross margin increased by 3.7 and 0.9 percentage points during the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, Industry Group gross margin increased 0.2 percentage points and decreased 1.9 percentage points during the thirteen and twenty-six week periods ended June 28, 2015, respectively. The increase during the thirteen week period ended June 28, 2015 was due to an increase in higher margin sales of high resolution and near-line products. Higher margins on service revenue from our installed base due to lower parts and labor costs also contributed to the improved margin. The decrease in the twenty-six week period ended June 28, 2015 was due to higher installation and warranty costs to support our near-line solutions for semiconductor customers as well as reduced sales from oil and gas customers and higher costs to support those customers.
Science Group
The Science Group gross margin increased by 3.6 and 3.2 percentage points in the thirteen and twenty-six week periods ended
June 28, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, Science Group gross margin increased 0.3 and 0.9 percentage points during the thirteen and twenty-six week periods ended June 28, 2015, respectively. These increases were primarily a result of higher average selling prices on high resolution products delivered to structural and cell biology customers and higher margins on service revenue from our installed base.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development activities. These funds are reported as an offset to research and development expense. During the thirteen and twenty-six week periods ended June 28, 2015, and for the comparable periods in 2014, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences equipment.
R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Gross spending	$23,916	$27,588	$48,018	$54,171
Less subsidies	(788)	(1,367)	(1,568)	(2,305)
Net expense	$23,128	$26,221	$46,450	$51,866
R&D costs decreased $3.1 million, or 11.8%, and $5.4 million, or 10.4%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, R&D costs increased $0.5 million and $1.4 million in the thirteen and twenty-six week periods ended June 28, 2015, respectively. The increase in both periods was due to higher external project spending, higher labor costs, and lower subsidies from European governments.
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
SG&A costs decreased $7.5 million, or 14.8%, and $10.1 million, or 10.2%, in the thirteen and twenty-six week periods ended June 28, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, SG&A costs decreased $3.3 million and $2.5 million in the thirteen and twenty-six week periods ended June 28, 2015, respectively. The decrease is primarily due to lower labor costs, depreciation, and facility-related costs resulting from our second quarter 2014 realignment plan. Stock compensation expense was also lower due to increased forfeitures related to employee terminations.
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

The following table summarizes the costs incurred under our second quarter realignment plan:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Realignment Costs	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Inventory write-offs	$—	$755	$—	$755
Acceleration of acquisition-related earn-out	—	2,500	—	2,500
Impairment and other asset write-offs	—	466	—	466
Restructuring activities	(21)	2,228	(142)	2,228
Total	$(21)	$5,949	$(142)	$5,949
These costs have been recorded in our consolidated statements of operations as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Statement of Operations Classification	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of sales	$—	$755	$—	$755
Selling, general and administrative	—	2,966	—	2,966
Restructuring, reorganization and relocation	(21)	2,228	(142)	2,228
Total	$(21)	$5,949	$(142)	$5,949
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
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. Other, net totaled $0.7 million and $0.9 million in the thirteen week periods ended June 28, 2015 and June 29, 2014, respectively, and totaled $1.8 million and $1.2 million in the twenty-six week periods ended June 28, 2015 and June 29, 2014, respectively.
Income Tax Expense
Our income tax expense was $8.0 million and $5.1 million for the thirteen week periods ended June 28, 2015 and June 29, 2014, respectively, and $15.3 million and $10.6 million for the twenty-six week periods ended June 28, 2015 and June 29, 2014, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions.
Our effective tax rate may differ from the U.S. federal statutory tax rate primarily as a result of the effects of state and foreign income taxes, research and development tax credits earned in the U.S. and foreign jurisdictions, adjustments to our unrecognized tax benefits and our ability or inability to utilize various carry forward tax items. In addition, our effective tax rate may be affected by changes in statutory tax rates and laws in the U.S. and foreign jurisdictions and other factors.
As of June 28, 2015, total unrecognized tax benefits were $21.2 million and related primarily to uncertainty surrounding tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $10.4 million and $5.0 million, respectively, at June 28, 2015 and December 31, 2014. Valuation allowances on deferred tax assets totaled $3.3 million and $4.4 million as of June 28, 2015 and December 31, 2014, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources as of June 28, 2015 consisted of $391.2 million of cash, cash equivalents, short-term restricted cash and short-term investments, $91.1 million in non-current investments, $30.3 million of long-term restricted cash, and $100.0 million available under revolving credit facilities. At June 28, 2015, $228.3 million of our $512.7 million in total cash, cash equivalents, restricted cash and investments, were located outside of the United States. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2020.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months from June 28, 2015.
In the twenty-six week period ended June 28, 2015, cash and cash equivalents increased $32.7 million to $333.2 million from $300.5 million as of December 31, 2014 primarily as a result of cash provided by operations of $89.0 million, net redemption of investments in marketable securities of $14.4 million, and proceeds from the exercise of employee stock options and employee stock purchases of $7.9 million. These factors were partially offset by repurchases of common stock for $30.2 million, dividends paid on common stock of $20.9 million, purchases of property, plant and equipment for $7.9 million, and the acquisition of a former agent for $5.4 million. Currency fluctuations decreased cash and cash equivalents by $15.3 million.
In the twenty-six week period ended June 29, 2014, cash and cash equivalents decreased $111.8 million to $272.4 million from $384.2 million as of December 31, 2013 primarily as a result of the purchase of Lithicon for $65.0 million, repurchases of common stock for $30.5 million, the net purchase of marketable securities of $27.9 million, purchases of property, plant and equipment for $23.3 million, dividends paid on common stock of $10.1 million, and an increase in restricted of $3.2 million. These factors were partially offset by $44.4 million of cash provided by operating activities and $7.9 million of proceeds from the exercise of employee stock options. Currency fluctuations decreased cash and cash equivalents by $4.2 million.
Accounts receivable decreased $15.6 million to $211.7 million as of June 28, 2015 from $227.4 million as of December 31, 2014. At consistent currency rates, accounts receivable decreased $10.0 million from December 31, 2014. This decrease was primarily due to the timing of shipments and an increase in collections on orders recorded as revenue in the last quarter of 2014. Our days sales outstanding, calculated on a quarterly basis, was 86 days at June 28, 2015 and 87 days at June 29, 2014.
Inventories increased $5.2 million to $181.7 million as of June 28, 2015 compared to $176.4 million as of December 31, 2014. At consistent currency rates, inventories increased $15.9 million from December 31, 2014 mainly due to inventory purchases to support our 2015 build plan. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.0 times for the quarter ended June 28, 2015 and 2.0 times for the quarter ended June 29, 2014.
Deferred tax assets, current and long term, net of deferred tax liabilities, increased $5.3 million to $10.4 million as of June 28, 2015 compared to $5.0 million as of December 31, 2014 primarily from additional deferred tax assets for unrealized losses, stock-based compensation expense, and lower deferred tax liabilities for property, plant and equipment and intangible assets.
Property, plant, and equipment decreased $7.6 million to $156.2 million as of June 28, 2015 compared to $163.8 million as of December 31, 2014. At consistent currency rates, property, plant, and equipment decreased $1.0 million from December 31, 2014. Expenditures for property, plant and equipment of $7.9 million and transfers from inventories to fixed assets of $4.1 million in the twenty-six week period ended June 28, 2015 primarily consisted of payments for demonstration equipment and other machinery and equipment related to our Brno facility, offset by depreciation in the period.
Accounts payable decreased $3.9 million to $74.4 million as of June 28, 2015 compared to $78.3 million as of December 31, 2014. At consistent currency rates, accounts payable decreased $0.1 million from December 31, 2014.
Accrued payroll liabilities decreased $1.1 million to $37.5 million as of June 28, 2015 compared to $38.6 million as of December 31, 2014. At consistent currency rates, accrued payroll liabilities increased $0.4 million from December 31, 2014 primarily due to increased accruals for employee wages and payroll taxes.

Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent, request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of June 28, 2015.
We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant.
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of June 28, 2015 were approximately $47.1 million.
Share Repurchase Plan
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires May 29, 2017, we may repurchase up to an additional 2.0 million shares of our common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice.
The following table sets forth share repurchase information for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Total number of shares repurchased	274,646	373,938	408,788	373,938
Average price paid per share	$77.97	$81.51	$77.05	$81.51
Total value of shares repurchased	$21,413,645	$30,479,391	$31,495,231	$30,479,391
As of June 28, 2015, 1,922,508 shares remained available for repurchase pursuant to our share repurchase program.
Subsequent to the end of the quarter, we repurchased an additional 94,853 shares for a total of $7.8 million, or an average of $82.11 per share.
See the section titled “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for further information on our share repurchase program.
Dividends to Shareholders
In June 2012 we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan's inception. During the second quarter of 2015, our Board of Directors declared a dividend of $0.30 per share of common stock, a $0.05 increase per share from the first quarter of 2015 dividend declared of $0.25 per share. Dividend payments during the first twenty-six weeks of 2015 totaled $20.9 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
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
Because most of our product shipments occur in the last month of a quarter, we are at risk of one or more transactions not being delivered according to forecast.
We have historically shipped approximately 70% of our products in the last month of each quarter. In addition, we rely on a significant amount of book and ship business (revenue from tools booked and sold in the same quarter) in any given quarter. Because any one sale may be significant to meeting our quarterly sales projection (as our average selling price for a tool is over $1 million), any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.
Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 68%, 67% and 71% of our sales came from outside the U.S. in the first twenty-six weeks of 2015, 2014 and 2013, respectively. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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
The largest part of our Industry Group is revenue derived from the semiconductor industry. This industry is cyclical and has experienced significant economic downturns at various times in the last decade. Such downturns have been characterized by diminished product demand, accelerated erosion of average product selling prices and production overcapacity. A downturn in this industry, or the businesses of one or more of our customers, could have a material adverse effect on our business, prospects, financial condition and results of operations. During downturns, our sales and gross profit margins generally decline. In addition, the continued adoption of our near-line product solutions, which involves the sale of higher priced tools and longer lead times, has increased the volatility of our sales to this industry and our ability to accurately forecast revenues.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. On January 9, 2015 we acquired certain assets and liabilities of Eisenberg Bros. Ltd., which previously operated as our exclusive agent in Israel for sales of FEI products and services.
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
Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although we may be entitled to receive a cancellation fee depending on the stage of completion. During the first twenty-six weeks of 2015, we experienced cancellations of $5.2 million. We did not experience any cancellations during the comparable period of 2014.
Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes and for other reasons. This is particularly true of our high-performance TEMs which often have specialized site requirements.

Our orders can have lead times of six to twelve months resulting in more orders scheduled for delivery of goods or services beyond 12 months. Individual orders can include many elements due to our customers ordering higher priced tools, placing multiple tool orders, and purchasing multi-year service contracts. Each of these factors may increase the volatility of our future revenue.
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
Due to our extensive international operations and sales, we are exposed to foreign currency exchange rate risks that could adversely affect our revenues, gross margins, results of operations and cash flows.
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech koruna. For the first twenty-six weeks of 2015, 2014 and 2013, approximately 25%, 28% and 31% of our revenue was denominated in euros, respectively, while more than half of our expenses were denominated in euros, Czech koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro and Czech koruna, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens. In addition, fluctuations in currency rates may negatively impact the demand for our products by making our products more expensive for our customers.
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

•
sales to our Industry Group customers contribute, on average, a higher proportion of our gross margin than do sales to our Science Group customers. Any significant downturn affecting these customers would have a negative impact on our gross margin;

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

Our inability to control any one of these factors could negatively impact our gross margins and operating results.
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
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Mechatronics B.V., Keller Technology, Schneeberger AG, Prodrive Technologies and AZD Praha s.r.o. for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc. and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, restrictions regulating the use of certain hazardous substances in electrical and electronic equipment in various jurisdictions may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, our reliance on a limited group of suppliers for some parts, components, and subassemblies, creates exposure to potential future cost increases for this equipment.
Our maintenance and repair revenue depends on our ability to reliably diagnose maintenance and repair requirements and supply replacement parts and consumables to our customers. Failure to deliver high quality parts and consumables in a timely manner could cause our business to suffer.
Our installed base of approximately 10,100 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the globe. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.
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
In the first twenty-six weeks of 2015, 2014 and 2013, our top 10 customers accounted for approximately 33%, 32%, and 22% of our total annual net revenue, respectively. One customer accounted for just over 10% of total annual net revenue during 2013 and no customers accounted for 10% or more of total annual net revenue in 2014 or the first twenty-six weeks of 2015. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. Approximately 68%, 67% and 71% of our sales came from outside the U.S. in the first twenty-six weeks of 2015, 2014 and 2013, respectively, and if we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
Some of our competitors hold patents or other intellectual property rights covering a variety of technologies that may be included in some of our products and services. In addition, some of our customers may use our products for applications that are similar to those covered by these patents or other intellectual property rights. From time to time, we, and our respective customers, have received correspondence from our competitors claiming that some of our products, as sold by us or used by our customers, may infringe one or more of these patents or other intellectual property rights. Any claim of infringement from a third party, even one without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from running the business.
In addition, our competitors or other entities, including non-practicing entities, may assert infringement claims against us or our customers in the future with respect to current or future products or uses, and these assertions, even those without merit, may result in costly litigation or require us to obtain a license to use intellectual property rights of others. Additionally, if claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.
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
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires in May 2017, we may repurchase up to an additional 2.0 million shares of our common stock. As of June 28, 2015, 1.9 million shares of our common stock remained available for repurchase pursuant to our share repurchase program. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors and capital availability. Dividends have been paid under this program each quarter since its inception in June 2012. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program does not have an expiration date and may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires May 29, 2017, we may repurchase up to an additional 2.0 million shares of our common stock. The reauthorization was announced on June 4, 2015 and replaces our share repurchase program to repurchase up to a total of 4.0 million shares of our common stock approved by our Board of Directors in September 2010 and reauthorized in December 2012. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice.
The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
March 30 - April 26, 2015	172,844	$74.90	172,844	1,017,493
April 27 - May 24, 2015	18,373	78.40	18,373	999,120
May 25 - June 28, 2015	83,429	84.22	83,429	1,922,508
Total second quarter	274,646	$77.97	274,646	1,922,508
Subsequent to the end of the quarter, we repurchased an additional 94,853 shares for a total of $7.8 million, or an average of $82.11 per share.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on September 15, 2014.(3)

10.1	1995 Stock Incentive Plan, as amended. (4)

10.2	Employee Share Purchase Plan, as amended. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	July 31, 2015	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2015	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)