Form 10-Q
period 2015-09-27
FEI CO
filed 2015-11-02
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

503-726-7500
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of October 26, 2015 was 40,855,777.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 27, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$381,858	$300,507
Short-term investments in marketable securities	36,015	61,688
Short-term restricted cash	23,444	15,698
Receivables, net of allowances for doubtful accounts of $2,977 and $2,990	208,909	227,354
Inventories	191,648	176,440
Deferred tax assets	8,652	8,225
Other current assets	31,050	35,503
Total current assets	881,576	825,415
Non-current investments in marketable securities	34,016	85,865
Long-term restricted cash	24,758	38,369
Property, plant and equipment, net of accumulated depreciation of $129,070 and $132,807	152,919	163,794
Intangible assets, net of accumulated amortization of $34,572 and $28,930	37,815	54,111
Goodwill	145,639	170,773
Deferred tax assets	8,129	6,605
Non-current inventories	47,401	50,731
Other assets, net	19,001	22,155
Total Assets	$1,351,254	$1,417,818

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$67,788	$78,308
Accrued payroll liabilities	37,304	38,599
Accrued warranty reserves	13,159	13,005
Short-term deferred revenue	107,485	96,924
Income taxes payable	4,896	5,299
Accrued restructuring, reorganization, relocation and severance	858	9,161
Other current liabilities	58,289	56,146
Total current liabilities	289,779	297,442
Long-term deferred revenue	39,765	34,021
Deferred tax liabilities	4,694	9,576
Other liabilities	31,752	35,454
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 41,065 and 41,797 shares issued and outstanding, no par value	556,452	607,250
Retained earnings	501,944	461,586
Accumulated other comprehensive loss	(73,132)	(27,511)
Total Shareholders’ Equity	985,264	1,041,325
Total Liabilities and Shareholders’ Equity	$1,351,254	$1,417,818

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net sales:
Products	$151,843	$169,131	$479,487	$517,459
Service	60,718	58,625	178,079	173,517
Total net sales	212,561	227,756	657,566	690,976
Cost of sales:
Products	74,639	83,653	234,965	262,327
Service	33,645	35,522	100,948	103,893
Total cost of sales	108,284	119,175	335,913	366,220
Gross profit	104,277	108,581	321,653	324,756
Operating expenses:
Research and development	23,825	25,312	70,275	77,178
Selling, general and administrative	43,467	49,463	132,382	148,513
Impairment of goodwill and long-lived assets	26,596	—	26,596	—
Restructuring, reorganization, relocation and severance	(423)	7,699	(565)	11,259
Total operating expenses	93,465	82,474	228,688	236,950
Operating income	10,812	26,107	92,965	87,806
Other expense:
Interest income	300	226	765	599
Interest expense	(191)	(155)	(425)	(427)
Other, net	(1,481)	(902)	(3,269)	(2,079)
Total other expense, net	(1,372)	(831)	(2,929)	(1,907)
Income before income taxes	9,440	25,276	90,036	85,899
Income tax (benefit) expense	(978)	3,629	14,274	14,228
Net income	$10,418	$21,647	$75,762	$71,671

Basic net income per share	$0.25	$0.52	$1.82	$1.70
Diluted net income per share	$0.25	$0.51	$1.80	$1.68
Cash dividends declared per share	$0.30	$0.25	$0.85	$0.62

Shares used in per share calculations:
Basic	41,404	41,891	41,624	42,053
Diluted	41,820	42,465	42,050	42,624

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income	$10,418	$21,647	$75,762	$71,671
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	(8,818)	(37,778)	(47,842)	(39,534)
Change in unrealized (loss) gain on available-for-sale securities	(8)	(52)	40	(12)
Change in minimum pension liability	8	45	79	78
Changes due to cash flow hedging instruments:
Net loss on hedge instruments	(1,151)	(5,475)	(6,259)	(7,250)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	2,494	2,534	8,361	4,163
Comprehensive income (loss)	$2,943	$(19,079)	$30,141	$29,116

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$75,762	$71,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,364	22,379
Amortization	8,480	10,478
Stock-based compensation	16,615	17,456
Impairment of goodwill and long-lived assets	26,596	322
Other	(65)	—
Income taxes receivable, net	(4,702)	(4,010)
Deferred income taxes	(6,756)	(2,275)
Decrease (increase), net of acquisitions, in:
Receivables, net	11,542	(27,840)
Inventories	(31,618)	(26,772)
Other assets	8,393	(4,882)
Increase (decrease), net of acquisitions, in:
Accounts payable	(7,278)	9,655
Accrued payroll liabilities	(1,625)	(9,872)
Accrued warranty reserves	477	(288)
Deferred revenue	21,931	11,534
Accrued restructuring, reorganization, relocation and severance	(7,689)	6,709
Other liabilities	6,306	(1,667)
Net cash provided by operating activities	134,733	72,598
Cash flows from investing activities:
Decrease (increase) in restricted cash	1,616	(3,034)
Acquisition of property, plant and equipment	(10,109)	(35,429)
Payments for acquisitions, net of cash acquired	(5,377)	(65,049)
Purchase of investments in marketable securities	(48,240)	(189,621)
Redemption of investments in marketable securities	125,902	175,424
Purchase of patents	(2,436)	(736)
Net cash provided by (used in) investing activities	61,356	(118,445)
Cash flows from financing activities:
Dividends paid on common stock	(33,340)	(20,619)
Withholding taxes paid on issuance of vested restricted stock units	(3,115)	(1,784)
Proceeds from exercise of stock options and employee stock purchases	10,856	10,628
Excess tax benefit for share based payment arrangements	934	2,096
Repurchases of common stock	(72,575)	(40,315)
Net cash used in financing activities	(97,240)	(49,994)
Effect of exchange rate changes	(17,498)	(15,888)
Increase (decrease) in cash and cash equivalents	81,351	(111,729)
Cash and cash equivalents:
Beginning of period	300,507	384,170
End of period	$381,858	$272,441
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$22,422	$14,458
Cash paid for interest	279	261
Increase in fixed assets related to transfers from inventories	4,932	4,345
Dividends declared but not paid	12,453	10,461
Accrued purchases of plant and equipment	1,675	986
Accrued repurchases of common stock	1,095	—
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen and thirty-nine week periods ended September 27, 2015 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on February 23, 2015.
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

NOTE 2.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 27, 2015			September 28, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$10,418	41,404	$0.25	$21,647	41,891	$0.52
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	416	—	—	574	(0.01)
Diluted EPS	$10,418	41,820	$0.25	$21,647	42,465	$0.51

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 27, 2015			September 28, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$75,762	41,624	$1.82	$71,671	42,053	$1.70
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	426	(0.02)	—	571	(0.02)
Diluted EPS	$75,762	42,050	$1.80	$71,671	42,624	$1.68

The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Stock options	659	361	498	246
Restricted stock units	10	10	12	8

NOTE 3.	STOCK-BASED COMPENSATION
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

The following table sets forth certain information regarding the 1995 Plan:

September 27, 2015
Shares available for grant	1,722,912
Shares of common stock reserved for issuance pursuant to outstanding exercisable securities	3,370,188
The following table sets forth certain information regarding all options outstanding and exercisable:

	September 27, 2015
	Options Outstanding		Options Exercisable
Number	999,468		302,460
Weighted average exercise price	$69.15		$52.62
Aggregate intrinsic value	$9.7	million	$7.0	million
Weighted average remaining contractual term	5.1 years		3.5 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	September 27, 2015
	RSUs Nonvested		RSUs Expected to Vest
Number	647,808		575,941
Weighted average grant date per share fair value	$74.36		$73.64
Aggregate intrinsic value	$46.8	million	$41.6	million
Weighted average remaining term to vest	1.4 years		1.3 years
As of September 27, 2015, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $45.1 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of sales	$925	$912	$2,514	$2,495
Research and development	742	762	2,031	2,092
Selling, general and administrative	4,454	4,820	12,070	12,869
Total stock-based compensation	$6,121	$6,494	$16,615	$17,456

NOTE 4.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The Credit Agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent, request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. As of September 27, 2015, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

Credit Facility
In July 2015, we entered into a credit facility agreement (the “Credit Facility”) with HSBC Bank plc (“HSBC”), whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of September 27, 2015, HSBC has issued $4.5 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.
Restricted Cash
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of September 27, 2015 were approximately $53.9 million. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheets.

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
Inventories consisted of the following (in thousands):

	September 27, 2015	December 31, 2014
Raw materials and assembled parts	$59,728	$61,644
Service inventories, estimated current requirements	11,655	12,398
Work-in-process	83,061	76,402
Finished goods	37,204	25,996
Total current inventories	$191,648	$176,440
Non-current inventories	$47,401	$50,731

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Balance, beginning of period	$170,773	$136,152
Goodwill additions	4,100	46,880
Goodwill impairment	(18,156)	—
Goodwill adjustments	(11,078)	(5,212)
Balance, end of period	$145,639	$177,820
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with our acquisitions. Additions to goodwill represent goodwill from acquisitions made during the period. See further discussion of goodwill impairment below. Adjustments to goodwill include translation adjustments resulting from fluctuations in the value of goodwill held in currencies other than U.S. dollars, as well as adjustments made for the finalization of the purchase price allocations.

Acquisition of Eisenberg Bros Ltd.
On January 9, 2015 we acquired certain assets and liabilities of Eisenberg Bros Ltd. (“EB”), which previously operated as our exclusive agent in Israel of FEI products and services.
The total purchase price of the acquisition was $5.4 million. We paid $0.2 million in transaction costs, which were expensed as incurred and are recorded in selling, general and administrative costs in our consolidated statements of operations. The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of January 9, 2015. The fair value of net tangible liabilities assumed was $0.1 million and the fair value of net intangible assets acquired was $1.4 million, which consisted solely of customer relationships that are being amortized over a period of 5 years. The excess of the purchase price over the fair value of the net assets acquired was $4.1 million, which was recorded as goodwill in the Industry Group and is primarily related to expected future cash flows from synergies arising from the establishment of a sales and service workforce in Israel.
No pro forma financial information has been provided for this acquisition as it is not material.
Impairment of Goodwill and Long-Lived Assets
In accordance with Accounting Standards Codification 350 (“ASC 350”), Intangibles - Goodwill and Other, we perform an impairment analysis of goodwill and other indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. The continued decline in oil prices has adversely affected our oil and gas business within our Industry Group segment, resulting in lower expected future revenue, operating income, and cash flow. In the thirteen weeks ended September 27, 2015, we updated our strategic plan for the oil and gas business and as a result reduced our forecasted cash flows. This change was deemed to be a triggering event for impairment testing of both oil and gas long-lived assets and goodwill within our Industry Group. Accordingly, we performed a goodwill impairment test following the two step process defined in ASC 350. We have recognized preliminary impairment charges of $8.4 million on developed technology intangible assets and $18.2 million on goodwill. The total preliminary impairment charge of $26.6 million is included in impairment of goodwill and long-lived assets on our consolidated statements of operations within operating expenses for the thirteen and thirty-nine week periods ended September 27, 2015.
In performing step one of the two step impairment test, we first assessed the long-lived assets within the reporting unit for impairment. This assessment was done at the lowest level for which identifiable cash flows are available. In order to determine the fair value of the reporting unit, we first assessed the fair value of the existing intangible assets using discounted cash flow models based on estimated future revenue, operating income, and cash flow, as well as the relief from royalty method. The preliminary impairment charges on the developed technology assets were also based on revised lower expectations about future revenues from certain product and service offerings to oil and gas customers.
To calculate the fair value of the reporting unit we used several different methods, including discounted cash flow models and multiples of revenue based on comparable industry participants and transactions. Our determination of the fair value of the reporting unit incorporates multiple assumptions, including future business growth, earnings projections, and the weighted average cost of capital used for purposes of discounting. The result of the analysis showed that the carrying value was in excess of the fair value of the reporting unit. This was due to revised lower short-term expectations about future revenue, operating income, cash flows for the oil and gas business.
In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss should be recognized in an amount equal to that excess. The excess of the carrying value of the reporting unit goodwill exceeded the fair value of goodwill by $18.2 million.
Due to the complexities inherent in the required fair value analysis, we were not able to finalize the impairment calculations prior to reporting on Form 10-Q for the thirteen weeks ended September 27, 2015; however, we determined that an impairment loss could be reasonably estimated. As a result, the impairment charges that have been recognized in the thirteen week period ended September 27, 2015 are preliminary. We are in the process of finalizing the calculation of reporting unit fair value and the carrying value of intangible assets, and expect to finalize the impairment charges in the fourth quarter of 2015. It is reasonably possible the final impairment charges will differ materially from the amounts recorded in the thirteen weeks ended September 27, 2015.
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

The gross amount of our other acquired intangible assets and the related accumulated amortization was as follows (in thousands):

	September 27, 2015	December 31, 2014
Patents, trademarks and other	$26,687	$25,333
Accumulated amortization	(14,803)	(12,805)
Net patents, trademarks and other	11,884	12,528
Customer relationships	21,358	21,739
Accumulated amortization	(7,445)	(5,863)
Net customer relationships	13,913	15,876
Developed technology	21,898	33,525
Accumulated amortization	(9,880)	(7,818)
Net developed technology	12,018	25,707
Total intangible assets included in other long-term assets	$37,815	$54,111
Amortization expense was as follows (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Patents, trademarks and other	$3,166	$3,850
Customer relationships	2,002	1,882
Developed technology	2,573	2,906
Total amortization expense	$7,741	$8,638
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
Remainder of 2015	$804	$671	$642	$2,117
2016	3,317	2,687	2,566	8,570
2017	2,873	2,340	2,034	7,247
2018	2,081	2,274	1,492	5,847
2019	1,789	1,897	1,492	5,178
Thereafter	1,020	4,044	3,792	8,856
Total future amortization expense	$11,884	$13,913	$12,018	$37,815

NOTE 7.	WARRANTY RESERVES
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

The following is a summary of warranty reserve activity (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Balance, beginning of period	$13,005	$12,705
Reductions for warranty costs incurred	(11,224)	(10,132)
Warranties issued	11,691	9,826
Translation and changes in estimates	(313)	(271)
Balance, end of period	$13,159	$12,128

NOTE 8.	INCOME TAXES
Our tax provision for the thirteen and thirty-nine week periods ended September 27, 2015 consisted primarily of taxes accrued in the U.S. and foreign jurisdictions, offset by a decrease in unrecognized tax benefits, interest and penalties of $6.1 million and $8.4 million, respectively, for tax credit positions taken on returns which were either effectively settled or closed for further examination due to the lapse of a statute of limitation. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	September 27, 2015	December 31, 2014
Deferred tax assets – current	$8,652	$8,225
Deferred tax assets – non-current	8,129	6,605
Deferred tax liabilities – current	(420)	(218)
Deferred tax liabilities – non-current	(4,694)	(9,576)
Net deferred tax assets	$11,667	$5,036
Valuation allowance	$3,646	$4,350
Unrecognized Tax Benefits
During the thirteen and thirty-nine week periods ended September 27, 2015, unrecognized tax benefits, interest and penalties decreased by $3.8 million and $4.3 million, respectively, primarily due to the recognition of tax credit positions taken on returns which were either effectively settled or closed for further examination due to the lapse of a statute of limitation, offset by accruals for interest and penalties and uncertainty surrounding deferral of foreign income, domestic manufacturing deductions and foreign net operating losses.
We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of September 27, 2015:

Jurisdiction	Open Tax Years
U.S.	2012 and forward
The Netherlands	2011 and forward
Czech Republic	2012 and forward

NOTE 9.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and thirty-nine week periods ended September 27, 2015 were as follows:

•	one of the members of our Board of Directors served on the Board of Directors of Applied Materials, Inc.;

•	one of the members of our Board of Directors serves on the Board of Directors of Electro Scientific Industries, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Sales to Related Parties	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Product sales:
Applied Materials, Inc.	$—	$230	$161	$2,572
Oregon Health and Science University	1	77	20	326
Electro Scientific Industries, Inc.	4	—	23	—
Total product sales to related parties	5	307	204	2,898
Service sales:
Applied Materials, Inc.	—	256	526	611
Oregon Health and Science University	82	83	241	258
Total service sales to related parties	82	339	767	869
Total sales to related parties	$87	$646	$971	$3,767
Purchases from Related Parties
TMC BV	$142	$395	$1,489	$1,685
Oregon Health and Science University	—	41	11	119
Electro Scientific Industries, Inc.	$19	$—	$19	$—
Total purchases from related parties	$161	$436	$1,519	$1,804
Amounts due from (to) related parties were as follows (in thousands):

September 27, 2015
TMC BV	$(230)
Oregon Health and Science University	73
Electro Scientific Industries, Inc.	(19)
Due to related parties, net	$(176)

NOTE 10.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $66.0 million at September 27, 2015. These commitments expire at various times through the fourth quarter of 2019.

NOTE 11.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We currently report our segments based on a group structure organization. Our segments are Industry Group and Science Group.
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Sales to External Customers:
Industry Group	$105,280	$107,058	$336,760	$340,722
Science Group	107,281	120,698	320,806	350,254
Total	$212,561	$227,756	$657,566	$690,976
Gross Profit:
Industry Group	$55,184	$55,101	$176,541	$175,321
Science Group	49,093	53,480	145,112	149,435
Total	$104,277	$108,581	$321,653	$324,756

	September 27, 2015	December 31, 2014
Goodwill:
Industry Group	$59,648	$76,858
Science Group	85,991	93,915
Total	$145,639	$170,773
Total Assets:
Industry Group	$428,561	$444,168
Science Group	438,145	470,899
Corporate and Eliminations	484,548	502,751
Total	$1,351,254	$1,417,818
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
In the thirteen week periods ended September 27, 2015 and September 28, 2014, our top 10 customers accounted for approximately 32.0% and 31.8% of our total annual net revenue, respectively. In the thirty-nine week periods ended September 27, 2015 and September 28, 2014, our top 10 customers accounted for approximately 29.9% and 29.2% of our total annual net revenue, respectively. No single customer accounted for more than 10% of net revenues during the thirteen and thirty-nine week periods ended September 27, 2015 and September 28, 2014.

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

The following table summarizes the costs incurred under our second quarter realignment plan:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Realignment Costs	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Inventory write-offs	$—	$230	$—	$985
Acceleration of acquisition-related earn-out	—	—	—	2,500
Impairment and other asset write-offs	—	1,831	—	2,297
Restructuring activities	(423)	7,699	(565)	9,927
Total	$(423)	$9,760	$(565)	$15,709
These costs have been recorded in our consolidated statements of operations as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Statement of Operations Classification	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of sales	$—	$230	$—	$985
Selling, general and administrative	—	1,831	—	4,797
Restructuring, reorganization, relocation and severance	(423)	7,699	(565)	9,927
Total	$(423)	$9,760	$(565)	$15,709
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
Restructuring, Reorganization, Relocation and Severance Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring, reorganization, relocation and severance accrual (in thousands):

Thirty-Nine Weeks Ended September 27, 2015	Second Quarter 2014 Realignment	Total
Beginning accrued liability	$9,161	$9,161
Adjustments to expense	(565)	(565)
Expenditures	(7,113)	(7,113)
Foreign currency impact	(625)	(625)
Ending accrued liability	$858	$858

Thirty-Nine Weeks Ended September 28, 2014	Second Quarter 2014 Realignment	First Quarter 2014 Restructuring	Group Structure Reorganization	Total
Beginning accrued liability	$—	$—	$50	$50
Charged to expense, net	9,928	1,331	—	11,259
Expenditures	(3,466)	(1,331)	(50)	(4,847)
Ending accrued liability	$6,462	$—	$—	$6,462

NOTE 13.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

September 27, 2015	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
Agency bonds (1)	$—	$34,054	$—	$34,054
Certificates of deposit	—	18,477	—	18,477
Municipal bonds	—	721	—	721
Corporate bonds	—	8,715	—	8,715
Trading securities:
Equity securities – mutual funds	8,064	—	—	8,064
Derivative contracts, net	—	1,264	—	1,264
Total	$8,064	$63,231	$—	$71,295

December 31, 2014	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$17,608	$—	$—	$17,608
Agency bonds (1)	—	51,951	—	51,951
Commercial paper	—	13,500	—	13,500
Certificates of deposit	—	19,122	—	19,122
Municipal bonds	—	27,119	—	27,119
Corporate bonds	—	10,902	—	10,902
Trading securities:
Equity securities – mutual funds	7,351	—	—	7,351
Derivative contracts, net	—	(2,739)	—	(2,739)
Total	$24,959	$119,855	$—	$144,814
(1) Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the thirty-nine week period ended September 27, 2015.
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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	September 27, 2015	December 31, 2014
Cash flow hedges	$148,000	$222,000
Balance sheet hedges	152,945	153,499
Total outstanding derivative contracts	$300,945	$375,499
The outstanding contracts at September 27, 2015 have varying maturities through the third quarter of 2016. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at September 27, 2015. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Foreign currency loss, inclusive of the impact of derivatives	$(1,309)	$(644)	$(1,915)	$(1,597)
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

Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
September 27, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$2,681	$(654)	$2,027	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	788	(12)	776	1,768	(229)	1,539
Total	$3,469	$(666)	$2,803	$1,768	$(229)	$1,539

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$3,283	$(865)	$2,418
Foreign exchange contracts not designated as hedging instruments	2,456	(670)	1,786	4,729	(2,622)	2,107
Total	$2,456	$(670)	$1,786	$8,012	$(3,487)	$4,525
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Amount of gain/(loss):
Recognized in AOCI (effective portion)	$(3,253)	$(6,757)	$(16,977)	$(11,016)
Reclassified from AOCI into revenue (effective portion)	—	1	(112)	47
Reclassified from AOCI into cost of sales (effective portion)	(2,475)	(2,486)	(8,122)	(4,152)
Recognized in Other, net (ineffective portion and amount excluded from effectiveness testing)	(19)	(49)	(127)	(58)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in Other, net	$(2,500)	$(2,018)	$(8,185)	$(5,763)
The unrealized losses at September 27, 2015 are expected to be reclassified to net income during the next twelve months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income (“AOCI”), as well as details the effect of reclassifications out of AOCI on the line items in our consolidated statements of operations by component (net of tax, in thousands):

	Thirteen Weeks Ended September 27, 2015
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(61,565)	$10	$(727)	$(3,375)	$(65,657)
Other comprehensive income before reclassifications	(8,818)	(8)	8	(1,151)	(9,969)
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	2,475	2,475
Other, net	—	—	—	19	19
Total reclassifications out of AOCI	—	—	—	2,494	2,494
Net current period other comprehensive income	(8,818)	(8)	8	1,343	(7,475)
Ending balance	$(70,383)	$2	$(719)	$(2,032)	$(73,132)

	Thirty-Nine Weeks Ended September 27, 2015
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(22,541)	$(38)	$(798)	$(4,134)	$(27,511)
Other comprehensive income before reclassifications	(47,842)	40	79	(6,259)	(53,982)
Amounts reclassified from AOCI to:
Revenue	—	—	—	112	112
Cost of goods sold	—	—	—	8,122	8,122
Other, net	—	—	—	127	127
Total reclassifications out of AOCI	—	—	—	8,361	8,361
Net current period other comprehensive income	(47,842)	40	79	2,102	(45,621)
Ending balance	$(70,383)	$2	$(719)	$(2,032)	$(73,132)

	Thirteen Weeks Ended September 28, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$47,109	$29	$(519)	$(1,320)	$45,299
Other comprehensive income before reclassifications	(37,778)	(52)	45	(5,475)	(43,260)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(1)	(1)
Cost of goods sold	—	—	—	2,486	2,486
Other, net	—	—	—	49	49
Total reclassifications out of AOCI	—	—	—	2,534	2,534
Net current period other comprehensive income	(37,778)	(52)	45	(2,941)	(40,726)
Ending balance	$9,331	$(23)	$(474)	$(4,261)	$4,573

	Thirty-Nine Weeks Ended September 28, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,865	$(11)	$(552)	$(1,174)	$47,128
Other comprehensive income before reclassifications	(39,534)	(12)	78	(7,250)	(46,718)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(47)	(47)
Cost of goods sold	—	—	—	4,152	4,152
Other, net	—	—	—	58	58
Total reclassifications out of AOCI	—	—	—	4,163	4,163
Net current period other comprehensive income	(39,534)	(12)	78	(3,087)	(42,555)
Ending balance	$9,331	$(23)	$(474)	$(4,261)	$4,573
NOTE 16.    NEW ACCOUNTING PRONOUNCEMENTS
ASU 2015-11
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. An entity using an inventory method other than last-in, first out (“LIFO”) or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Early application is permitted for periods beginning after December 15, 2016, including interim reporting periods within that reporting period, and the new standard will become effective for us on January 1, 2017. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures.

ASU 2014-09
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. Early application is permitted for periods beginning after December 15, 2016, including interim reporting periods within that reporting period, and the new standard will become effective for us on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
NOTE 17.    SUBSEQUENT EVENTS
Proposed Acquisition
On October 20, 2015, we entered into an agreement to purchase DCG Systems, Inc. (“DCG”) for $160.0 million in cash. DCG, with 220 employees and headquarters in Fremont, California, is a leading supplier of electrical fault characterization, localization and editing tools, providing process development, yield ramp and failure analysis applications for a wide range of semiconductor and electronics manufacturers. The transaction is subject to customary closing conditions, regulatory approval and is expected to close prior to December 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, that include statements of our expectations regarding revenue, gross margin, operating expenses, net income and other financial items for the fourth quarter of 2015, revenue expectations for the fourth quarter of 2015 and full year 2015, the impact of certain items on our results for these periods, including statements regarding our sources of revenue, our investments and expenditures, our effective tax rate, the location of our cash and cash equivalents, the level of profitability at which we expect to operate and the allocation of our resources and expenditures. Forward-looking statements may also be identified by words and phrases that refer to future expectations, such as “guidance”, “guiding”, “forecast”, “toward”, “plan”, “expect”, “are expected”, “is expected”, “believe”, “anticipate”, “will”, “projecting”, “look forward”, and other similar words and phrases. Factors that could affect such forward-looking statements include, but are not limited to: the global economic environment, in particular continued slower growth in China and emerging markets; lower than expected customer orders, including for recently-introduced products; potential weakness of the Science and Industry market segments, including continued weakness in the oil and gas sector of the Industry segment resulting from declining oil prices; fluctuations in foreign exchange rates, which can affect revenues, margins and the competitive pricing of our products; cyclical and other changes and increased volatility in the semiconductor industry, which is a major component of Industry market segment revenue; changes in backlog and the timing of shipments from backlog, which may create forecasting challenges; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; potential delayed or reduced governmental spending to support expected orders; potential disruption in the company's operations due to organizational changes; the relative mix of higher-margin and lower-margin products; potential for increased volatility and challenges in forecasting resulting from larger sales transactions, cancellations and rescheduling of orders by customers; risks associated with a high percentage of the company's revenue coming from book and ship business, when the order for a product is placed by the customer in the same quarter as the planned shipment, and risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; delays in meeting all accounting requirements for revenue recognition; the ongoing determination of the effectiveness of foreign exchange hedge transactions; the relative mix of U.S. and non-U.S. sales; additional costs related to future merger and acquisition activity; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; failure to achieve improved operational efficiency and other benefits from infrastructure investments and restructuring activities; potential additional restructurings, realignments and reorganizations; inability to deploy products as expected or delays in shipping products due to technical problems or barriers, especially with regard to recently introduced TEM products; bankruptcy or insolvency of customers or suppliers; changes in U.S. and foreign tax rates and laws, accounting rules regarding taxes or agreements with tax authorities; and potential shipment or supply chain disruptions.
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
Our products include transmission electron microscopes (“TEMs”); scanning electron microscopes (“SEMs”); DualBeamTM systems which combine a SEM and a focused ion beam system (“FIB”) on a single platform; stand-alone FIBs; high-performance optical microscopes, pore-scale micro computed tomography (“microCT”) equipment, three-dimensional modeling software, and service and components to support these products. TEMs provide the highest resolution images of samples and their internal structure, down to the atomic level. SEMs provide detailed images of the surface and shape of samples. Optical microscopes provide a wider field of view than SEMs and TEMs. DualBeams and FIBs image, manipulate, mill and deposit material for a variety of purposes, including preparation of samples for TEMs. A combination of TEMs and DualBeams represent the near-line solution that is purchased by our semiconductor customers. Substantially all of these product categories are sold into all of our markets. Individual models of our products are increasingly designed to provide specific solutions and applications in each of our markets.
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

Overview - Orders and Backlog
Orders received in a particular period that are not scheduled to be built and shipped to the customer in that period represent backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog represents uncommitted funds. At September 27, 2015, our total backlog was $562.2 million, compared to $535.6 million in total backlog at December 31, 2014.
At September 27, 2015, our backlog consisted of $396.5 million of product backlog and $165.7 million of service backlog, compared to product backlog of $364.8 million and service backlog of $170.8 million at December 31, 2014. We estimate that, currently, 85% to 90% of our backlog is billable within one year. Our orders can have lead times of six to twelve months resulting in more orders scheduled for delivery of goods or services beyond 12 months. In addition, the size of individual orders has increased due to our customers ordering higher priced tools and multiple tool orders as well as multi-year service contracts. These factors may increase the volatility of our future revenue.
Customers may cancel or delay delivery on previously placed orders. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. Historically, cancellations have been low. During the thirty-nine weeks of 2015 and 2014, we experienced cancellations of $6.5 million and $3.9 million, respectively. From time to time, we have experienced difficulty in shipping our product from backlog due to sourcing issues, including securing electronic components from certain vendors. In addition, product shipments have been extended due to delays in completing certain application development, by our customers pushing out shipments because their facilities are not ready to install our systems and by our own manufacturing delays due to the technical complexity of our products and supply chain issues. A significant portion of our backlog is denominated in currencies other than the U.S. dollar and, therefore, our reported backlog fluctuates, to an extent, as a result of foreign currency exchange rate movements. For these reasons, the amount of backlog at any date is not necessarily indicative of revenue to be recognized in future periods.
Outlook for the Remainder of 2015
Based on our current backlog of unfilled orders, our pipeline of potential orders and conditions in each of our markets, we expect revenue in the fourth quarter to be down to slightly up compared with the same period in 2014. This reflects the strengthening of the U.S. dollar against the euro and other currencies that impact our reported revenue. For all of 2015, we expect revenue to decline compared with 2014, driven by the stronger U.S. dollar and lower Science Group revenue.
We anticipate gross margin for the fourth quarter of 2015 to be up compared with the same period in 2014. This reflects strengthening of the U.S. dollar against the euro and other currencies and a more favorable mix of Industry Group versus Science Group revenue. Operating expenses are expected to be down in 2015 as a result of savings from our 2014 realignment program and the favorable impact of foreign exchange rates on our expenses. We expect growth in net income for 2015 compared with 2014, which will be dependent on our ability to achieve the revenue, gross margin and operating expense performance described above.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the thirty-nine weeks of 2015, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 23, 2015.

Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	September 27, 2015		September 28, 2014
Net sales	$212,561	100.0%	$227,756	100.0%
Cost of sales	108,284	50.9	119,175	52.3
Gross profit	104,277	49.1	108,581	47.7
Research and development	23,825	11.2	25,312	11.1
Selling, general and administrative	43,467	20.4	49,463	21.7
Impairment of goodwill and long-lived assets	26,596	12.5	—	—
Restructuring, reorganization, relocation and severance	(423)	(0.2)	7,699	3.4
Operating income	10,812	5.1	26,107	11.5
Other expense, net	(1,372)	(0.6)	(831)	(0.4)
Income before income taxes	9,440	4.4	25,276	11.1
Income tax (benefit) expense	(978)	(0.5)	3,629	1.6
Net income	$10,418	4.9%	$21,647	9.5%

	Thirty-Nine Weeks Ended
	September 27, 2015		September 28, 2014
Net sales	$657,566	100.0%	$690,976	100.0%
Cost of sales	335,913	51.1	366,220	53.0
Gross profit	321,653	48.9	324,756	47.0
Research and development	70,275	10.7	77,178	11.2
Selling, general and administrative	132,382	20.1	148,513	21.5
Impairment of goodwill and long-lived assets	26,596	4.0	—	—
Restructuring, reorganization, relocation and severance	(565)	(0.1)	11,259	1.6
Operating income	92,965	14.1	87,806	12.7
Other expense, net	(2,929)	(0.4)	(1,907)	(0.3)
Income before income taxes	90,036	13.7	85,899	12.4
Income tax expense	14,274	2.2	14,228	2.1
Net income	$75,762	11.5%	$71,671	10.4%

(1)	Percentages may not add due to rounding.
Net Sales Overview
Net sales decreased $15.2 million, or 6.7%, to $212.6 million in the thirteen week period ended September 27, 2015 (the third quarter of 2015) compared to $227.8 million in the thirteen week period ended September 28, 2014 (the third quarter of 2014). Revenue from our recently acquired businesses increased net sales by $0.8 million, or 0.4%, in the thirteen week period ended September 27, 2015 compared to the same period of 2014.
Net sales decreased $33.4 million, or 4.8%, to $657.6 million in the thirty-nine week period ended September 27, 2015 compared to $691.0 million in the thirty-nine week period ended September 28, 2014. Revenue from our recently acquired businesses increased net sales by $2.4 million, or 0.4%, in the thirty-nine week period ended September 27, 2015 compared to the same period of 2014.
Net sales, at consistent currency rates, decreased by $4.7 million, or 2.1%, and increased by $5.8 million, or 0.8%, in the thirteen and thirty-nine week periods ended September 27, 2015 compared to the same periods of 2014, respectively. Consistent currency rates are defined as the quarterly average currency exchange rates of the comparable periods. All discussion of changes between the current and comparable periods is based on consistent currency rates.

Strengthening of the U.S. dollar against foreign currencies generally has the effect of decreasing net sales and backlog. See also “Foreign Currency Exchange Rate Risk” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of currency impacts on our results of operations.
Other factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	September 27, 2015		September 28, 2014
Industry Group	$105,280	49.5%	$107,058	47.0%
Science Group	107,281	50.5	120,698	53.0
Consolidated net sales	$212,561	100.0%	$227,756	100.0%

	Thirty-Nine Weeks Ended
	September 27, 2015		September 28, 2014
Industry Group	$336,760	51.2%	$340,722	49.3%
Science Group	320,806	48.8	350,254	50.7
Consolidated net sales	$657,566	100.0%	$690,976	100.0%
Industry Group
Industry Group sales decreased $1.8 million, or 1.7%, and $4.0 million, or 1.2%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, Industry Group sales increased $0.4 million, or 0.4%, and $3.1 million, or 0.9%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively. The increase in the thirty-nine week period was primarily due to growth in sales of high resolution lab-based products to semiconductor customers and higher service revenue from our installed base, partially offset by reduced demand for our oil and gas solutions.
Revenue from acquired businesses increased Industry Group sales $0.5 million, or 0.5%, and $1.7 million, or 0.5%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods of 2014.
Science Group
Science Group sales decreased $13.4 million, or 11.1%, and $29.4 million, or 8.4%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods in 2014. At consistent currency rates, Science Group sales decreased $5.1 million, or 4.2%, and increased $2.7 million, or 0.8%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively. The decrease in the thirteen week period was due to a decrease in high resolution systems sold. The increase in the thirty-nine week period was due to higher service revenue from our installed base.
Revenue from acquired businesses increased Science Group sales $0.3 million, or 0.3%, and $0.7 million, or 0.2%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods ended 2014.
Net Sales by Geographic Region
A majority of our net sales are derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (dollars in thousands):

	Thirteen Weeks Ended
	September 27, 2015		September 28, 2014
U.S. and Canada	$76,288	35.9%	$76,987	33.8%
Europe	48,608	22.9	56,554	24.8
Asia-Pacific Region and Rest of World	87,665	41.2	94,215	41.4
Consolidated net sales	$212,561	100.0%	$227,756	100.0%

	Thirty-Nine Weeks Ended
	September 27, 2015		September 28, 2014
U.S. and Canada	$217,652	33.1%	$229,716	33.2%
Europe	159,920	24.3	187,158	27.1
Asia-Pacific Region and Rest of World	279,994	42.6	274,102	39.7
Consolidated net sales	$657,566	100.0%	$690,976	100.0%
U.S. and Canada
Sales to U.S. and Canada decreased $0.7 million, or 0.9%, and $12.1 million, or 5.3%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods of 2014. The decline in the thirteen week period was primarily due to fewer high resolution systems sold to our structural and cell biology customers and customers engaged in materials research. The decline in the thirty-nine week period was primarily due to fewer sales of higher resolution systems to semiconductor customers. Higher service revenue from our installed base partially offset the decreases in both periods.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
Sales to Europe decreased $7.9 million, or 14.1%, and $27.2 million, or 14.6%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, sales to Europe increased $0.2 million, or 0.4%, and $4.3 million, or 2.3%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively. The growth in both periods was due to an increase in sales to our semiconductor customers and increased purchases of high resolution products by our structural and cell biology customers.
Asia-Pacific Region and Rest of World
Sales to the Asia-Pacific Region and Rest of World decreased $6.6 million, or 7.0%, and increased $5.9 million, or 2.1%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, sales to the Asia-Pacific Region and Rest of World decreased $4.4 million, or 4.6%, and increased $13.2 million, or 4.8%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively. The decrease in the thirteen week period was primarily due to lower sales to our structural and cell biology customers and customers engaged in materials research. The increase in the thirty-nine week period was primarily due to an increase in sales of near-line products to our semiconductor customers. This increase was partially offset by a decline in sales to customers engaged in scientific research activities.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Industry Group	52.4%	51.5%	52.4%	51.5%
Science Group	45.8	44.3	45.2	42.7
Overall	49.1	47.7	48.9	47.0
Cost of Sales
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales decreased $10.9 million, or 9.1%, to $108.3 million in the thirteen week period ended September 27, 2015 compared to $119.2 million in the same period of 2014. At consistent currency rates, cost of sales increased $2.0 million, or 1.7%, in the thirteen week period ended September 27, 2015, compared to the same period of 2014.
Cost of sales decreased $30.3 million, or 8.3%, to $335.9 million in the thirty-nine week period ended September 27, 2015 compared to $366.2 million in the same period of 2014. At consistent currency rates, cost of sales increased $10.3 million, or 2.8%, in the thirty-nine week period ended September 27, 2015, due to increased sales volume to semiconductor customers and a change in product mix of systems sold.

Gross Profit and Gross Margin
Gross profit decreased $4.3 million, or 4.0%, and $3.1 million, or 1.0%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, gross profit decreased $6.7 million, or 6.2%, and $4.5 million, or 1.4%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively. Gross margin, at consistent currency rates, decreased by 2.0 and 1.0 percentage points in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods of 2014.
Industry Group
The Industry Group gross margin increased by 0.9 percentage points during the thirteen and thirty-nine week periods ended September 27, 2015, compared to the same periods of 2014. At consistent currency rates, Industry Group gross margin decreased by 2.8 and 2.2 percentage points during the thirteen and thirty-nine week periods ended September 27, 2015, respectively. The decrease during the thirteen week period was primarily due to a change in mix of products sold, partially offset by higher margins on service revenue from our installed base due to lower parts and labor costs. The decrease in the thirty-nine week period was primarily due to reduced sales to oil and gas customers and higher costs to support those customers.
Science Group
The Science Group gross margin increased by 1.5 and 2.5 percentage points in the thirteen and thirty-nine week periods ended
September 27, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, Science Group gross margin decreased by 1.4 and 0.1 percentage points during the thirteen and thirty-nine week periods ended September 27, 2015, respectively. The decrease in the thirteen week period was primarily a result of lower average selling prices on products delivered to structural and cell biology customers and customers engaged in materials science research. This decrease was partially offset by higher margins on service revenue from our installed base.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our research and development activities. These funds are reported as an offset to research and development expense. During the thirteen and thirty-nine week periods ended September 27, 2015, and for the comparable periods in 2014, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences products.
R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Gross spending	$24,643	$26,381	$72,661	$80,552
Less subsidies	(818)	(1,069)	(2,386)	(3,374)
Net expense	$23,825	$25,312	$70,275	$77,178
R&D costs decreased $1.5 million, or 5.9%, and $6.9 million, or 8.9%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, R&D costs increased $1.5 million and $2.9 million in the thirteen and thirty-nine week periods ended September 27, 2015, respectively. The increase in both periods was due to higher external project spending, higher labor costs, and lower subsidies from European governments.
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
SG&A costs decreased $6.0 million, or 12.1%, and $16.1 million, or 10.9%, in the thirteen and thirty-nine week periods ended September 27, 2015, respectively, compared to the same periods of 2014. At consistent currency rates, SG&A costs decreased $2.5 million and $5.1 million in the thirteen and thirty-nine week periods ended September 27, 2015, respectively. The decreases are primarily due to lower labor costs, depreciation, and facility-related costs resulting from our second quarter 2014 realignment plan. Stock compensation expense was also lower due to increased forfeitures related to employee terminations.
Impairment of Goodwill and Long-Lived Assets
The continued decline in oil prices has adversely affected our oil and gas reporting unit, resulting in lower expected future revenue, operating income, and cash flow. We believed these indicators warranted an assessment of certain goodwill and long-lived assets included within the Industry Group. Accordingly, we performed a goodwill impairment test following the two step process defined in ASC 350. As a result of the goodwill impairment test we have recognized preliminary impairment charges of $8.4 million on developed technology intangible assets and $18.2 million on goodwill. The total impairment charge of $26.6 million is included in impairment of goodwill and long-lived assets on our consolidated statement of operations within operating expenses for the thirteen and thirty-nine week periods ended September 27, 2015.
For further information on the impairment charges, see Note 6 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table summarizes the costs incurred under our second quarter realignment plan:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Realignment Costs	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Inventory write-offs	$—	$230	$—	$985
Acceleration of acquisition-related earn-out	—	—	—	2,500
Impairment and other asset write-offs	—	1,831	—	2,297
Restructuring activities	(423)	7,699	(565)	9,927
Total	$(423)	$9,760	$(565)	$15,709
These costs have been recorded in our consolidated statements of operations as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Statement of Operations Classification	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of sales	$—	$230	$—	$985
Selling, general and administrative	—	1,831	—	4,797
Restructuring, reorganization, relocation and severance	(423)	7,699	(565)	9,927
Total	$(423)	$9,760	$(565)	$15,709
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
Other, net primarily consists of foreign currency gains and losses on transactions and realized and unrealized gains and losses on the changes in fair value of derivative contracts entered into to hedge these transactions. Other, net totaled $1.5 million and $0.9 million in the thirteen week periods ended September 27, 2015 and September 28, 2014, respectively, and totaled $3.3 million and $2.1 million in the thirty-nine week periods ended September 27, 2015 and September 28, 2014, respectively.
Income Tax Expense
We recorded income tax benefit of $1.0 million and expense of $3.6 million for the thirteen week periods ended September 27, 2015 and September 28, 2014, respectively, which reflected taxes accrued in the U.S. and foreign jurisdictions, offset by decreases of $6.1 million and $2.9 million, respectively, in unrecognized tax benefits, interest and penalties for tax credit positions taken on returns which were either effectively settled or closed for further examination due to the lapse of a statute of limitation.
Our tax expense was $14.3 million and $14.2 million for the thirty-nine week periods ended September 27, 2015 and September 28, 2014, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions, offset by decreases of $8.4 million and $2.9 million, respectively, in unrecognized tax benefits, interest and penalties for tax credit positions taken on returns which were either effectively settled or closed for further examination due to the lapse of a statute of limitation.
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
As of September 27, 2015, total unrecognized tax benefits were $17.5 million and related primarily to uncertainty surrounding transfer pricing, tax credits and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $11.7 million and $5.0 million, respectively, at September 27, 2015 and December 31, 2014. Valuation allowances on deferred tax assets totaled $3.6 million and $4.4 million as of September 27, 2015 and December 31, 2014, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources consisted of the following (in thousands):

	September 27,	December 31,
	2015	2014
Cash and cash equivalents	$381,858	$300,507
Short-term investments in marketable securities	36,015	61,688
Short-term restricted cash	23,444	15,698
Total short-term balances	441,317	377,893
Non-current investments in marketable securities	34,016	85,865
Long-term restricted cash	24,758	38,369
Total long-term balances	58,774	124,234

Availability under revolving credit facilities and letters of credit	$123,384	$100,000
At September 27, 2015, $248.9 million of our $500.1 million in total cash, cash equivalents, restricted cash and investments, were located outside of the United States. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2019.

We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months.
In the thirty-nine week period ended September 27, 2015, cash and cash equivalents increased $81.4 million to $381.9 million from $300.5 million as of December 31, 2014 primarily as a result of cash provided by operations of $134.7 million, net redemption of investments in marketable securities of $77.7 million, and proceeds from the exercise of employee stock options and employee stock purchases of $10.9 million. These factors were partially offset by repurchases of common stock for $72.6 million, dividends paid on common stock of $33.3 million, purchases of property, plant and equipment for $10.1 million, and the acquisition of a former agent for $5.4 million. Currency fluctuations decreased cash and cash equivalents by $17.5 million.
In the thirty-nine week period ended September 28, 2014, cash and cash equivalents decreased $111.7 million to $272.4 million from $384.2 million as of December 31, 2013 primarily as a result of the purchase of Lithicon for $65.0 million, repurchases of common stock for $40.3 million, purchases of property, plant and equipment for $35.4 million, dividends paid on common stock of $20.6 million, the net purchase of marketable securities of $14.2 million, and an increase in restricted cash of $3.0 million. These factors were partially offset by $72.6 million of cash provided by operations and $10.6 million of proceeds from the exercise of employee stock options and employee stock purchases. Currency fluctuations decreased cash and cash equivalents by $15.9 million.
Accounts receivable decreased $18.4 million to $208.9 million as of September 27, 2015 from $227.4 million as of December 31, 2014. At consistent currency rates, accounts receivable decreased $11.5 million from December 31, 2014. This decrease was primarily due to the timing of shipments and an increase in collections on orders recorded as revenue in the last quarter of 2014. Our days sales outstanding, calculated on a quarterly basis, was 90 days at September 27, 2015 and 88 days at September 28, 2014.
Inventories increased $15.2 million to $191.6 million as of September 27, 2015 compared to $176.4 million as of December 31, 2014. At consistent currency rates, inventories increased $26.7 million from December 31, 2014 mainly due to inventory purchases to support our 2015 build plan. Our annualized inventory turnover rate, calculated on a quarterly basis, was 1.8 times for the quarter ended September 27, 2015 and 1.9 times for the quarter ended September 28, 2014.
Deferred tax assets, current and long term, net of deferred tax liabilities, increased $6.6 million to $11.7 million as of September 27, 2015 compared to $5.0 million as of December 31, 2014 primarily from reduced deferred tax liabilities associated with fixed assets, intangible assets and revenue recognition.
Property, plant, and equipment decreased $10.9 million to $152.9 million as of September 27, 2015 compared to $163.8 million as of December 31, 2014. At consistent currency rates, property, plant, and equipment decreased $3.4 million from December 31, 2014. Expenditures for property, plant and equipment of $10.1 million and transfers from inventories to fixed assets of $4.9 million in the thirty-nine week period ended September 27, 2015 primarily consisted of payments for demonstration equipment and other machinery and equipment, offset by depreciation in the period.
Accounts payable decreased $10.5 million to $67.8 million as of September 27, 2015 compared to $78.3 million as of December 31, 2014. At consistent currency rates, accounts payable decreased $6.3 million from December 31, 2014.
Accrued payroll liabilities decreased $1.3 million to $37.3 million as of September 27, 2015 compared to $38.6 million as of December 31, 2014. At consistent currency rates, accrued payroll liabilities increased $0.7 million from December 31, 2014 primarily due to increased accruals for employee wages and payroll taxes.
Credit Facilities and Letters of Credit
We have a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The Credit Agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent, request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of September 27, 2015.
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of September 27, 2015 were approximately $53.9 million.
In July 2015, we entered into a Credit Facility with HSBC, whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of September 27, 2015, HSBC has issued $4.5 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.
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
The following table sets forth share repurchase information for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Total number of shares repurchased	544,853	126,062	953,641	500,000
Average price paid per share	$77.41	$78.02	$77.25	$80.63
Total value of shares repurchased	$42,175,024	$9,835,854	$73,670,255	$40,315,245
As of September 27, 2015, 1,377,655 shares remained available for repurchase pursuant to our share repurchase program.
Subsequent to the end of the quarter, we repurchased an additional 300,000 shares for a total of $22.5 million, or an average of $74.96 per share.
See the section titled “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for further information on our share repurchase program.
Dividends to Shareholders
In June 2012 we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan's inception. During the third quarter of 2015, our Board of Directors declared a dividend of $0.30 per share of common stock. Dividend payments during the thirty-nine weeks of 2015 totaled $33.3 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
New Accounting Pronouncements
See Note 16 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
Off-Balance Sheet Arrangements
In July 2015, we entered into a Credit Facility with HSBC, whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of September 27, 2015, HSBC has issued $4.5 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.

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
We cannot be certain that we will be able to compete successfully based on these or other factors, which could negatively impact our revenues, gross margins and net income in the future.
Because most of our product shipments occur in the last month of a quarter, we are at risk of one or more transactions not being delivered according to forecast.
We have historically shipped approximately 70% of our products in the last month of each quarter. In addition, we rely on a significant amount of book and ship business (revenue from tools booked and sold in the same quarter) in any given quarter. Because any one sale may be significant in meeting our quarterly sales projection (as our average selling price for a tool is over $1 million), any slippage of shipments into a subsequent quarter may result in our not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.
Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses and regulation of our products and increased difficulty in maintaining operating and financial controls.
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 67%, 67% and 70% of our sales came from outside the U.S. in the thirty-nine weeks of 2015, 2014 and 2013, respectively. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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

•
changing and differing laws and regulations worldwide affecting our operations in areas including, but not limited to, intellectual property ownership and infringement, anti-corruption, import and export requirements, taxes, data privacy, competition, employment and environmental health and safety.

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

A significant portion of our Science Group revenue is dependent on government investments in research and development of new technology. To the extent that governments, especially in Europe or the U.S., reduce their spending in response to budget deficits and debt limitations, demand for our products could be affected. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time. We have also seen a slowing of orders in China as their government continues implementation and enforcement of anti-corruption rules which has extended the time for institutions to place new orders, impacting our Science Group.
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
Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although we may be entitled to receive a cancellation fee depending on the stage of completion. During the thirty-nine weeks of 2015 and 2014, we experienced cancellations of $6.5 million and $3.9 million, respectively.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech koruna. For the thirty-nine weeks of 2015, 2014 and 2013, approximately 24%, 27% and 30% of our revenue was denominated in euros, respectively, while more than half of our expenses were denominated in euros, Czech koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro and Czech koruna, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech koruna exchange rates. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens. In addition, fluctuations in currency rates may negatively impact the demand for our products by making our products more expensive for our customers.
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
Our business is complex, and changes to the business may not achieve their desired benefits. In addition, many of our current and planned products are highly complex, creating manufacturing, planning and control challenges that may lead to higher costs, and our products may contain defects or errors that can only be detected after installation, which may harm our reputation and damage our business.
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
In addition, the complexity of product lines and diversity of our customer base creates manufacturing planning and control challenges that may lead to higher costs of materials and labor, increased service costs, delayed shipments and excessive inventory. Our products incorporate leading-edge technology, including both hardware and software components, for which software components may contain bugs that unexpectedly interfere with expected operations. There can be no assurance that our extensive product development, manufacturing and pre-shipment testing processes will be adequate to detect all defects, errors, failures and quality issues, which may interfere with customer satisfaction, reduce sales opportunities, affect gross margins or result in claims against us. Failure to effectively manage these manufacturing and product testing issues may result in the loss of, or delay in, market acceptance of our products, loss of sales, cancellation of orders, product returns, diversion of our resources, legal actions by our customers and other losses to us or our customers, which would harm our business and adversely affect our revenues and profitability. In addition, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products after they are shipped. Also, our ability to recognize revenue that has been deferred on sales of new products could be negatively impacted if all conditions for revenue recognition are not met. These factors could materially impact our financial position, results of operations or cash flow.
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
Our installed base of approximately 10,300 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the world. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.
Our business relies on various electronic data systems and their functioning is important to our business. Our business could be damaged if those systems fail or suffer a security breach or compromise.
Global privacy legislation, enforcement, and policy activity are rapidly expanding, changing and creating a complex compliance environment. We use a number of electronic data systems to help operate our business. If we are unable to maintain and safeguard our electronic data, our operating activities, financial reporting and intellectual property could be compromised, which may disrupt operations, harm our reputation and damage customer relationships. Further, we maintain personal information of our employees and a data breach that leads to the misuse or misappropriation of this information could cause the company to incur liability and damage our relationship with our employees and our reputation. Moreover, if we suffer an unauthorized intrusion into our own systems or the virtual private network providing for remote tool diagnostics at customer sites, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business. Further, if our systems are inaccessible for a period of time, it may compromise our ability to perform business functions in a timely manner. Costs to comply with and implement privacy-related and data protection measures could be significant. Our failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.
We depend on certain business processes for order entry and failure to adhere to those processes could impair our ability to properly book and fulfill orders.
We use business processes, including automated systems, to enter and track customer orders. Failure to adhere to these processes could result in errors in bookings, discounts on tool sales and failure to meet our global export compliance obligations. Further, inaccurate bookings information could lead to delays in shipping and having to rework orders. Such failures or inaccuracies could, in turn, cause us to suffer reduced margins, delayed revenue and governmental fines and penalties.
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
In the thirty-nine weeks of 2015, 2014 and 2013, our top 10 customers accounted for approximately 30%, 29%, and 22% of our total annual net revenue, respectively. One customer accounted for just over 10% of total annual net revenue during 2013 and no customers accounted for 10% or more of total annual net revenue in 2014 or the thirty-nine weeks of 2015. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.
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
Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. Approximately 67%, 67% and 70% of our sales came from outside the U.S. in the thirty-nine weeks of 2015, 2014 and 2013, respectively, and if we fail to adequately protect our intellectual property rights in these countries, our business may be materially adversely affected.
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
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires in May 2017, we may repurchase up to an additional 2.0 million shares of our common stock. As of September 27, 2015, 1.4 million shares of our common stock remained available for repurchase pursuant to our share repurchase program. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors and capital availability. Dividends have been paid under this program each quarter since its inception in June 2012. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. The stock repurchase program may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Recently, the Organisation for Economic Co-operation and Development (“OECD”) released a series of reports in support of the Base Erosion and Profit Shifting (“BEPS”) Project, which provides governments with solutions for international tax reforms.   Changes to tax laws, regulations, and reporting requirements as a result of the BEPS Project could adversely impact our effective tax rate and cash flows, and have a negative effect on our financial results.
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
Provisions of our charter documents and Oregon law could make it more difficult for a third party to acquire us, even if the offer may be considered beneficial by our shareholders.
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
The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
June 29 - July 26, 2015	94,853	$82.11	94,853	1,827,655
July 27 - August 23, 2015	75,000	83.09	75,000	1,752,655
August 24 - September 27, 2015	375,000	75.08	375,000	1,377,655
Total third quarter	544,853	$77.41	544,853	1,377,655
Subsequent to the end of the quarter, we repurchased an additional 300,000 shares for a total of $22.5 million, or an average of $74.96 per share.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on September 15, 2014.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

FEI COMPANY

Dated:	November 2, 2015	/s/ DON R. KANIA
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 2, 2015	/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)