Form 10-K
period 2015-12-31
FEI CO
filed 2016-02-22
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(b) of the Act: Common Stock
Name of each exchange on which registered: The NASDAQ Stock Market LLC (The NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the last sales price ($84.93) as reported by The NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2015), was $3,532,193,347.
The number of shares outstanding of the registrant’s Common Stock as of February 16, 2016 was 40,863,376 shares.
_____________________________________________
Documents Incorporated by Reference
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2015 pursuant to Regulation 14A.

FEI COMPANY
2015 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Overview
We were founded and incorporated in Oregon in 1971 and our shares began trading on The NASDAQ Stock Market in 1995. We are a leading supplier of scientific instruments and related services for nanoscale applications and solutions for industry and science.
We enable customers to find meaningful answers to questions that accelerate breakthrough discoveries, increase productivity, and ultimately change the world. We design, manufacture, and support the broadest range of high-performance microscopy workflows that provide images and answers in the micro-, nano-, and picometer scales. Combining hardware and software expertise in electron, ion, and light microscopy with deep application knowledge in the materials science, life sciences, semiconductor, and oil & gas markets, we are dedicated to our customers’ pursuit of discovery and resolution to global challenges.
We are organized based on a group structure, which we categorize as the Industry Group and the Science Group.
The Industry Group consists of customers in semiconductor integrated circuit manufacturing and related industries such as manufacturers of data storage equipment and other technologies, as well as customers in the oil and gas industry. The tools we develop for our Industry Group customers are generally aimed at improving their processes to increase overall yields, whether in a semiconductor factory or at an oil and gas reservoir. For the semiconductor market, our growth is driven by shrinking line widths and process nodes of 16/14 nanometers and smaller, increasing complexity in their materials such as high-k metal gates and low-k dielectrics and increasing device complexity such as 3D transistor architectures. Such products are used primarily in laboratories, near the fabrication line to speed new product development and increase yields by enabling 3D metrology for advanced process control, defect analysis, and root cause failure analysis. For the oil and gas market, our products are used to increase yields in oil and gas exploration and for laboratory analysis. We also provide support for products and customers within this group for the entire life cycle of a tool from installation through the warranty period, and after the warranty period through contract coverage or on a time and materials basis.
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
Core Technologies
We use several core technologies to deliver a range of value-added customer solutions. Our core technologies include:

•	focused ion beams, which allow modification of structures in sub-micron geometries;

•	focused electron beams, which allow imaging, analysis and measurement of structures at sub-micron and even atomic levels;

•	microCT systems, which allow non-destructive materials and rock analysis by quantification of geometrically-precise tomographic images;

•	beam gas chemistries, which increase the effectiveness of ion and electron beams and allow etching and deposition of materials on structures at sub-micron levels;

•	system automation and sample management tools, which provide faster access to data and improved ease of use for operators of our systems; and

•	Nano Probing, which is used for electrical fault isolation.

Research and Development
We have research and development operations in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Bordeaux, France; Munich, Germany; Trondheim, Norway; Canberra, Australia; and Fremont, California. Our research and development staff at December 31, 2015 consisted of 615 employees, including scientists, engineers, designer draftsmen, technicians and software developers.
Historically, we have reinvested between 10% and 11% of revenue into research and development. Net research and development expense was $95.6 million, or 10.3% of revenue, in 2015, $102.6 million, or 10.7% of revenue, in 2014, and $101.9 million, or 11.0% of revenue, in 2013.
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
Manufacturing
We have manufacturing operations located in Hillsboro, Oregon; Eindhoven, The Netherlands; Brno, Czech Republic; Fremont and Santa Barbara, California; Richardson, Texas; and Munich, Germany. Our manufacturing staff at December 31, 2015 consisted of 808 employees.
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
Our sales and marketing staff at December 31, 2015 consisted of 513 employees, including account managers, direct salespersons, sales support management, administration, demo lab personnel, marketing support, product managers, product marketing engineers, applications specialists and technical writers. Applications specialists identify and develop new applications for our products. Our sales force and marketing efforts are organized through four geographic sales and services divisions: North America, Europe, the Asia-Pacific region and Japan.
Our products are sold generally with a 12 month warranty. Customers may purchase service contracts for our products of one year or more in duration after expiration of any warranty. We employ service engineers in each of the four regions in which we have sales and service divisions. We also contract with independent service representatives for product service in some foreign countries. Our service staff at December 31, 2015 consisted of 815 employees.
Competition
Our significant competitors include, among others: JEOL Ltd., Carl Zeiss SMT A.G., Hitachi High Technologies Corporation and Tescan, a.s. We believe the key competitive factors are performance, range of features, reliability and price and that we are competitive with respect to each of these factors. While sales cycles for new solutions are often competitive, we have not seen significant competition for our service offerings due to the highly specialized nature of our products and the critical mass necessary to support a worldwide service capability.
Also see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Patents and Intellectual Property
We rely on a combination of trade secret protection (including use of nondisclosure agreements), trademarks, copyrights and patents to establish and protect our proprietary rights. We own, solely or jointly, approximately 435 patents in the U.S. and approximately 745 patents outside of the U.S., many of which correspond to the U.S. patents. Further, we license additional patents from third parties. Our patents expire over a period of time from 2016 to 2034.
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
Also see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Employees
At December 31, 2015, we had 3,060 employees worldwide. Some of the 2,112 employees who are employed outside of the U.S. are covered by national, industry-wide agreements or national work regulations that govern various aspects of employment conditions and compensation. None of our U.S. employees are subject to collective bargaining agreements, and we have never experienced a work stoppage, slowdown or strike in any of our worldwide operations. We believe we maintain good employee relations.
Backlog
Customer orders that have been received but not yet recognized as revenue in a particular period are reported as backlog. We only recognize backlog for purchase commitments for which the terms of the sale have been agreed upon, including price, configuration, options and payment terms. Purchase commitments may include letters of intent. Product backlog consists of all open orders meeting these criteria. Service backlog consists of open orders for service, unearned revenue on service contracts and open orders for spare parts. U.S. government backlog is limited to contracted amounts. In addition, some of the U.S. government backlog may represent uncommitted funds.
At December 31, 2015 our total backlog was $590.6 million, compared to $535.6 million in total backlog at December 31, 2014.
We estimate that currently, 85% to 90% of our backlog will be recognized as revenue within one year.
Historically, our cancellations have been low. During 2015 and 2014, we experienced cancellations of $7.9 million and $10.1 million, respectively.
Geographic Revenue and Assets
The following table summarizes sales by geographic region (in thousands):

	Year Ended December 31, 2015
	U.S. and Canada	Europe	Asia-Pacific Region and Rest of World	Total
Product sales	$192,440	$182,720	$310,491	$685,651
Service sales	105,255	64,196	75,030	244,481
Total sales	$297,695	$246,916	$385,521	$930,132
Our long-lived assets were geographically located as follows (in thousands):

December 31, 2015
United States	$72,548
The Netherlands	52,456
The Czech Republic	36,149
Other	39,167
Total	$200,320
See also Note 20 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional geographic and segment information.
Seasonality
Our history shows that our revenues and bookings normally peak in the fourth quarter as our customers spend funds remaining in their fiscal budgets. These seasonal trends can be offset by numerous other factors, including our introduction of new products, the overall economic cycle and the business cycles in the semiconductor industry.

Where You Can Find More Information
Our principal executive offices are located at 5350 NE Dawson Creek Drive, Hillsboro, Oregon 97124. Our website is at http://www.fei.com. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. Our committee charters and other corporate governance information are also available free of charge on our website. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov where you can obtain most of our SEC filings. You can also obtain copies of these materials free of charge by contacting our investor relations department at 503-726-7500.
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
The identity and composition of our competitors may change as we increase our focus on application-specific workflows and new market opportunities, such as the oil and gas services sector and electrical fault isolation in the semiconductor sector. As we expand into new markets, we will face competition not only from our existing competitors, but also from other established competitors with stronger technological, marketing and sales positions in those markets.
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
We have historically shipped approximately 70% of our products in the last month of each quarter. In addition, we rely on a significant amount of book and ship business (revenue from tools booked and sold in the same quarter) in any given quarter. Because any one sale may be significant to meeting our quarterly sales projection (as our average selling price for a tool is over $1 million), any slippage of shipments into a subsequent quarter may result in not meeting our quarterly sales projection, which may adversely impact our results of operations for the quarter.
Because we have significant operations outside of the U.S., we are subject to political, economic and other international conditions that could result in increased operating expenses, regulation of our products and difficulty in maintaining operating and financial controls, and which could otherwise adversely affect our industry, business and results of operations.
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 68%, 68% and 72% of our sales occurred outside the U.S. and Canada in 2015, 2014 and 2013, respectively. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 80% of our products are manufactured in Europe.
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

In addition, the future economic climate may be less favorable than that of the past. Any slowdown in global economic conditions has led, and could lead, to reduced consumer and business spending in the future, including by our customers and the purchasers of their products and services. If such spending slows down or decreases, our industry, business and results of operations may be adversely impacted.

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
A significant portion of our Science Group revenue is dependent on government investments in research and development of new technology. To the extent that governments, especially in Europe or the U.S., reduce their spending in response to budget deficits, debt limitations or other factors, demand for our products could be affected. The funding cycles for our customers tend to extend over multiple quarters and several countries have reaffirmed their commitment to scientific research, but the longer-term impact of potential government fiscal austerity measures on our growth rate cannot be determined at this time.
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
In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies or operations from external sources. For example, on December 10, 2015 we acquired DCG Systems, Inc., a leading supplier of electrical fault characterization, localization and editing equipment, serving process development, yield ramp and failure analysis applications for a wide range of semiconductor and electronics manufacturers.
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
If our customers cancel or reschedule orders or if an anticipated order for even one of our systems is not received in time to permit shipping during a certain fiscal period, our operating results for that fiscal period may fluctuate and our business and financial results for such period could be materially and adversely affected. Cancellation risks rise in periods of economic uncertainty. Also, because we do not have long-term contracts with our customers, our customers may stop purchasing our products at any time, which makes it difficult to forecast our results of operations and to plan expenditures accordingly.
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
Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although we may be entitled to receive a cancellation fee depending on the stage of completion. During 2015 and 2014, we experienced cancellations of $7.9 million and $10.1 million, respectively.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech koruna. For 2015, 2014 and 2013, approximately 27%, 28% and 29% of our revenue was denominated in euros, respectively, while more than half of our expenses were denominated in euros, Czech koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro and Czech koruna, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech koruna exchange rates for up to one year. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens. In addition, fluctuations in currency rates may negatively impact the demand for our products by making our products more expensive for our customers.
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
We also enter into foreign forward exchange contracts that are designed to partially mitigate the impact of specific cash, receivables or payables positions denominated in foreign currencies. See Note 22 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and Part II, Item 7A, “Qualitative and Quantitative Disclosures About Market Risk” of this Annual Report on Form 10-K for additional information.
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

Our business is complex, and changes to the business may not achieve their desired benefits. In addition, many of our current and planned products are highly complex, creating manufacturing, planning and control challenges that may lead to higher costs and delays in product delivery, and our products may contain defects or errors that can only be detected after installation, which may harm our reputation and damage our business.
Our business is based on a myriad of technologies, encompassed in multiple different product lines, addressing various customers in a range of markets in different regions of the world. A business of our breadth and complexity requires significant management time, attention and resources. In addition, significant changes to our business, such as changes in manufacturing, operations, product lines, market focus or organizational structure or focus, can be distracting, time-consuming and expensive. These changes can have short-term adverse effects on our financial results. Moreover, we operate through various foreign subsidiaries that are subject to local corporate, labor and other laws. Specifically, the requirements that certain actions of our subsidiaries are subject to approval by local workers councils and supervisory boards could impair the company’s ability to take various actions and could result in unanticipated additional expense and delays.
In addition, the complexity of product lines and diversity of our customer base creates manufacturing planning and control challenges that may lead to higher costs of materials and labor, increased service costs, manufacturing capacity issues, delays in production or shipments and excessive inventory. Our products incorporate leading-edge technology, including both hardware and software components, and software components may contain bugs that unexpectedly interfere with expected operations. There can be no assurance that our extensive product development, manufacturing and pre-shipment testing processes will be adequate to detect all defects, errors, failures and quality issues, which may interfere with customer satisfaction, reduce sales opportunities, affect gross margins or result in claims against us. Failure to effectively manage these manufacturing and product testing issues may result in the loss of, or delay in, market acceptance of our products, loss of sales, cancellation of orders, product returns, diversion of our resources, legal actions by our customers and other losses to us or our customers, which would harm our business and adversely affect our revenues and profitability. In addition, we may have to replace certain components and/or provide remediation in response to the discovery of defects in products after they are shipped. These factors could materially impact our financial position, results of operations or cash flow.
We rely on a limited number of suppliers to provide certain key parts and components. Failure of any of these suppliers to provide us with quality products in a timely manner could negatively affect our revenues and results of operations.
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers, some of which are also competitors. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Group Limited, Keller Technology, Schneeberger AG, Prodrive Technologies, Orsay Physics, Tektronix Inc., and AZD Praha s.r.o. for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc., Spellman High Voltage Electronics Corporation, Jenoptik, and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, restrictions regulating the use of certain hazardous substances in electrical and electronic equipment in various jurisdictions may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, our reliance on a limited group of suppliers for some parts, components, and subassemblies creates exposure to potential future cost increases for our equipment.
Our service revenue depends on our ability to reliably diagnose maintenance and repair requirements and supply replacement parts and consumables to our customers. Failure to deliver high quality parts and consumables in a timely manner could cause our business to suffer.
Our installed base of approximately 10,500 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the world. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.

Our business relies on various electronic data systems and their functioning is important to our business. Our business could be damaged if those systems fail or suffer a security breach or compromise.
We use a number of electronic data systems to help operate our business. If we are unable to maintain and safeguard our electronic data, our operating activities, financial reporting and intellectual property could be compromised, which may disrupt operations, harm our reputation and damage customer relationships. We also maintain personal information of our employees and a data breach that leads to the misuse or misappropriation of such information could cause the company to incur liability and damage our relationships with our employees, as well as our reputation. Moreover, if we suffer an unauthorized intrusion into our own systems or the virtual private network that provides remote tool diagnostics at customer sites, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business. Further, if our systems are inaccessible for a period of time, it may compromise our ability to perform business functions in a timely manner. Costs to comply with and implement privacy-related and data protection measures could be significant.
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
In 2015, 2014 and 2013, our top 10 customers accounted for approximately 25%, 27%, and 25% of our total annual net revenue, respectively. One customer accounted for just over 10% of total annual net revenue during 2013 and no customers accounted for 10% or more of total annual net revenue in 2015 and 2014. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.
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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S.Approximately 68%, 68% and 72% of our sales occurred outside the U.S. in 2015, 2014 and 2013, respectively, and a failure to adequately protect our intellectual property rights in these countries could have a material adverse effect on our business.
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
Some of our competitors hold patents or other intellectual property rights covering a variety of technologies that may be included in some of our products and services. In addition, some of our customers may use our products for applications that are similar to those covered by these patents or other intellectual property rights. From time to time, we, and our respective customers, have received correspondence from our competitors claiming that some of our products, as sold by us or used by our customers, may infringe one or more of these patents or other intellectual property rights. Any claim of infringement from a third party, even ones without merit, could cause us to incur substantial costs in defending ourselves against the claim and distract our management from running the business.
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
Our exposure to risks and costs associated with the protection and use of intellectual property may be increased as a result of acquisitions due to our lower level of visibility into the development process with respect to such technology, the care taken to safeguard against infringement risk or differences in the risk profile of the acquired intellectual property.
If we are unable to pay quarterly dividends or repurchase our stock at intended levels, our reputation and stock price may be harmed.
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires in May 2017, we may repurchase up to an additional 2.0 million shares of our common stock. As of December 31, 2015, approximately 0.9 million shares of our common stock remained available for repurchase pursuant to our share repurchase program. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock and dividends have been paid under this program each quarter since its inception in June 2012. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors and capital availability. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time, as well as our stock repurchase program may be limited at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Restructuring has the potential to adversely affect our business, financial condition and results of operations due to potential disruption of manufacturing operations, our supply chain and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Loss of sales, service and engineering talent, in particular, could damage our business. Restructuring requires substantial management time and attention and has the potential to divert management from other important work. Moreover, we could encounter delays in executing our plans, which could cause further disruption and additional unanticipated expense. Some of our employees work in certain regions, such as Europe and Asia, where workforce reductions are highly regulated, and this could slow the implementation of planned workforce reductions. Restructuring plans may also fail to achieve the stated aims for reasons similar to those described in this paragraph.
During the course of executing a restructuring, we could incur material non-cash charges such as write-downs of inventories or other tangible assets. We test our goodwill and other intangible assets for impairment annually or when an event occurs indicating a potential for impairment. If we record an impairment charge as a result of our analysis, it could have a material impact on our results of operations.
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
Our customers experience rapid technological change that requires new product introductions and enhancements. Our ability to remain competitive depends in large part on our ability to understand these changes and develop, in a timely and cost-effective manner, new and enhanced systems at competitive prices that respond to, and accurately predict, new market requirements. We may fail to ascertain and respond to the needs of our customers or fail to develop and introduce new and enhanced products that meet their needs, which could adversely affect our financial position. In addition, new product introductions or enhancements by competitors could cause a decline in our sales or a loss of market acceptance of our existing products. Increased competitive pressure also could lead to intensified price competition, resulting in lower margins, which could materially adversely affect our business, prospects, financial condition and results of operations.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions. Our effective tax rate is subject to significant fluctuation from one period to the next as the income tax rates for each year are a function of the following factors, among others:

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
A product safety failure, such as a hazardous gas release, high voltage power supply problem, x-ray leak or extreme pressure release, could result in substantial liability and could also significantly damage customer relationships and our reputation and disrupt future sales. Moreover, remediation could require redesign of the tools involved, creating additional expense, increasing tool costs and damaging sales. In addition, a product safety failure could involve significant litigation that would divert management time and resources and cause unanticipated legal expense. Further, if such a failure involved violation of health and safety laws, we may suffer substantial fines and penalties in addition to the other damages suffered. Finally, failure to properly manage the regulatory requirements for shipment of dangerous products could cause delays in clearing customs and thereby cause delay or loss of revenue in any particular quarter.
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
Our owned facilities, in Eindhoven, The Netherlands, consist of 271,743 square feet and are used for research and development, manufacturing, sales, marketing and administrative functions, primarily by the Science Group.
We operate, in leased facilities, a manufacturing and development facility in Brno, Czech Republic, consisting of approximately 290,000 square feet. We have a lease agreement with an initial 10-year term with lease payments of approximately $230,000 per month with multiple options to renew. We also operate, in leased facilities, a software development and licensing business in Bordeaux, France, an optical microscopy business in Munich, Germany, and an office for sales, service and some research and development in Canberra, Australia which directly supports our Industry and Science Groups.
We also operate support offices for sales, service and some research and development in leased facilities in the People’s Republic of China, Japan, Hong Kong, Singapore, Korea, The Netherlands, Germany, Norway and the U.S., as well as other smaller offices in other countries where we have direct sales and service operations. Our China facility totals approximately 47,688 square feet and includes a demonstration facility, training lab and offices.
Through the acquisition of DCG Systems Inc. in December 2015, we now also operate leased facilities in Fremont and Santa Barbara, California, and Richardson, Texas, that include manufacturing, research and development, corporate finance and administration and sales and marketing activities that are primarily used by the Industry Group.
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

2015	High	Low	Dividend Paid
Quarter 1	$91.05	$73.80	$0.25
Quarter 2	87.51	72.87	0.25
Quarter 3	87.42	71.66	0.30
Quarter 4	82.43	64.93	0.30

2014	High	Low	Dividend Paid
Quarter 1	$111.57	$85.31	$0.12
Quarter 2	106.91	76.22	0.12
Quarter 3	93.38	75.32	0.25
Quarter 4	93.30	72.74	0.25
The approximate number of beneficial shareholders and shareholders of record at February 8, 2016 was 19,660 and 60, respectively.
In June 2012, we announced our plan to initiate a quarterly dividend and dividends have been paid under this program each quarter since its inception. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors. See also “Dividends to Shareholders” included in Part II, Item 7 of this Annual Report on Form 10-K for further discussion.
PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2015, 2014 or 2013 to Philips under this agreement. As of December 31, 2015, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement. These shares have been included in our calculation of earnings per share for all periods presented.
Share Repurchases
During 2015, we repurchased 1,396,693 shares of our common stock for a total of $107.2 million, or an average of $76.78 per share. During 2014, we repurchased 795,321 shares for a total of $62.5 million, or an average of $78.61 per share. We did not repurchase any shares in 2013.
The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
September 28 - October 25, 2015	300,000	$74.96	300,000	1,077,655
October 26 - November 22, 2015	68,000	76.08	68,000	1,009,655
November 23 - December 31, 2015	75,052	78.69	75,052	934,603
Total fourth quarter	443,052	$75.77	443,052	934,603

(1)
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires May 29, 2017, we may repurchase up to an additional 2.0 million shares of our common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice. As of December 31, 2015, 934,603 shares remained available for repurchase pursuant to this program. See “Liquidity and Capital Resources Share Repurchase Plan” in Part I, Item 7 of this Annual Report on Form 10-K for further information.
Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans will be included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference herein.
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

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
FEI Company	$100.00	$154.41	$210.71	$341.39	$348.16	$311.66
NASDAQ Composite	100.00	99.17	116.48	163.21	187.27	200.31
NASDAQ Non-Financial	100.00	99.87	117.06	163.99	188.70	202.24
SIC 3826	100.00	99.04	108.82	159.18	171.39	180.77

Item 6. Selected Financial Data
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Statement of Operations Data
(In thousands, except per share amounts)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Net sales	$930,132	$956,280	$927,454	$891,738	$826,426
Cost of sales	475,541	508,125	488,669	476,108	459,060
Gross profit	454,591	448,155	438,785	415,630	367,366
Total operating expenses(1)	303,165	318,754	282,597	267,543	240,315
Operating income	151,426	129,401	156,188	148,087	127,051
Other expense, net	(3,634)	(2,471)	(4,586)	(7,539)	(4,186)
Income before income taxes	147,792	126,930	151,602	140,548	122,865
Income tax expense	23,783	21,866	24,929	25,628	19,228
Net income	$124,009	$105,064	$126,673	$114,920	$103,637

Basic net income per share	$2.99	$2.50	$3.13	$3.02	$2.70
Diluted net income per share	$2.96	$2.47	$3.01	$2.80	$2.51
Shares used in basic per share calculations	41,419	41,969	40,446	38,065	38,384
Shares used in diluted per share calculations	41,839	42,528	42,395	41,728	42,047

Balance Sheet Data
(In thousands)
	December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$300,911	$300,507	$384,170	$266,302	$320,361
Working capital	469,829	527,973	657,126	486,830	519,284
Total assets	1,349,849	1,417,818	1,426,084	1,234,223	1,089,909
Current portion of convertible debt	—	—	—	89,010	—
Convertible debt, net of current portion	—	—	—	—	89,011
Shareholders’ equity	990,076	1,041,325	1,077,568	839,903	696,814

(1)
Included in operating expenses was $0.6 million credit, $18.5 million, $1.1 million, $2.9 million and $3.2 million for restructuring and reorganization in 2015, 2014, 2013, 2012 and 2011, respectively. Also included in operating expenses was$26.6 million, $0.9 million, and $1.4 million for impairment of goodwill and certain long-lived intangible assets in 2015, 2014, and 2011, respectively, as well $5.3 million for a contingent litigation accrual matter in 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This Annual Report on Form 10-K contains forward-looking statements that include statements of our expectations regarding revenue, gross margin, operating expenses, net income and other financial items for the first quarter of 2016, revenue expectations for the first quarter of 2016 and full year 2016, and the impact of certain items on our results for these periods, including statements regarding our sources of revenue, our investments and expenditures, our effective tax rate, the location of our cash and cash equivalents, the level of profitability at which we expect to operate and the allocation of our resources and expenditures. Forward-looking statements may also be identified by words and phrases that refer to future expectations, such as “guidance”, “guiding”, “forecast”, “toward”, “plan”, “expect”, “are expected”, “is expected”, “believe”, “anticipate”, “will”, “projecting”, “look forward”, “continue to see”, “outlook” and other similar words and phrases. Factors that could affect such forward-looking statements include, but are not limited to: the global economic environment, particularly continued slower growth in China and emerging markets; lower than expected customer orders, including for recently-introduced products; potential weakness of the Science and Industry Group market segments, including continued weakness in the oil and gas sector of the Industry segment resulting from lower oil prices; fluctuations in foreign exchange rates, which, among other things, can affect revenues, margins, bookings, backlog and the competitive pricing of our products; cyclical and other changes and increased volatility in the semiconductor industry, which is a major component of Industry market segment revenue; failure to achieve the anticipated benefits of the DCG acquisition; changes in backlog and the timing of shipments from backlog, which may create forecasting challenges; potential delayed or reduced governmental spending to support expected orders; potential disruption in the company’s operations due to organizational changes; the relative mix of higher-margin and lower-margin products; potential for increased volatility and challenges in forecasting resulting from larger sales transactions, cancellations and rescheduling of orders by customers; risks associated with a high percentage of the company’s revenue coming from book and ship business, when the order for a product is placed by the customer in the same quarter as the planned shipment, and risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; delays in meeting all accounting requirements for revenue recognition; the ongoing determination of the effectiveness of foreign exchange hedge transactions; the relative mix of U.S. and non-U.S. sales; additional costs related to future merger and acquisition activity; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; failure to achieve improved operational efficiency and other benefits from infrastructure investments and restructuring activities; potential additional restructurings, realignments and reorganizations; inability to deploy products as expected or delays in shipping products due to technical problems or barriers, especially with regard to recently introduced TEM products; bankruptcy or insolvency of customers or suppliers; and changes in U.S. and foreign tax rates and laws, accounting rules regarding taxes or agreements with tax authorities.
From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-K, 10-Q and 8-K filed with, or furnished to, the SEC. You also should read the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors could also adversely affect us.
OUTLOOK FOR 2016
We expect revenue to grow in 2016, due to increases in our Science Group and a full year of revenue from our December 2015 acquisition of DCG. Revenue growth in 2016 is expected to be weighted toward the second half of the year. In our Science Group, the timing of our customers’ facility readiness related to receiving certain high-end tools is expected to push some revenue to later in the year. Within our Industry Group, semiconductor customer demand is expected to increase in the second half of 2016.
Within the Industry Group, we expect revenue growth in 2016, driven by the DCG acquisition. Excluding the impact of DCG, we expect flat to slightly higher Industry Group product revenue in 2016 and growth in service revenue. Given the structure of the semiconductor industry, with a small number of customers accounting for a large portion of the capital spend, we believe that we will continue to see quarter-to-quarter variability in revenue and customer orders. The oil and gas end market is expected to remain difficult in 2016.
Within the Science Group, we expect 2016 revenue growth from sales to researchers in the structural biology end market. In materials science markets, we expect improved activity in China and U.S. to be largely offset by weaker demand in emerging markets and Japan. We expect growth in our service revenue across the Science Group in 2016. Our outlook for Science Group revenue growth in 2016 is based on our current backlog of unfilled orders and our pipeline of potential orders.

Operating expenses are expected to grow in 2016 due to increased spending for research and development, higher selling-related costs and the inclusion of a full year of DCG expenses. We expect to grow overall operating expense at a slower pace than our revenue growth in 2016.
Net income is expected to grow in 2016 as a result of higher revenues and continued focus on controlling the level of operating expense expansion. Growth in our net income will primarily depend upon our ability to achieve the revenue and operating expense performance described above.
Please review the risk factors described in Part I, Item 1A of this Annual Report on Form 10-K for the risk factors that could cause our results to vary from the outlook described above.
RESULTS OF OPERATIONS
The following table sets forth our statement of operations data (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net sales	$930,132	$956,280	$927,454
Cost of sales	475,541	508,125	488,669
Gross profit	454,591	448,155	438,785
Research and development	95,569	102,613	101,947
Selling, general and administrative	181,563	196,777	179,560
Impairment of goodwill and long-lived assets	26,596	905	—
Restructuring and reorganization	(563)	18,459	1,090
Operating income	151,426	129,401	156,188
Other expense, net	(3,634)	(2,471)	(4,586)
Income before income taxes	147,792	126,930	151,602
Income tax expense	23,783	21,866	24,929
Net income	$124,009	$105,064	$126,673
The following table sets forth our statement of operations data as a percentage(1) of consolidated net sales:

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	51.1	53.1	52.7
Gross profit	48.9	46.9	47.3
Research and development	10.3	10.7	11.0
Selling, general and administrative	19.5	20.6	19.4
Impairment of goodwill and long-lived assets	2.9	0.1	—
Restructuring and reorganization	(0.1)	1.9	0.1
Operating income	16.3	13.5	16.8
Other expense, net	(0.4)	(0.3)	(0.5)
Income before income taxes	15.9	13.3	16.3
Income tax expense	2.6	2.3	2.7
Net income	13.3%	11.0%	13.7%

(1)	Percentages may not add due to rounding.
Net Sales Overview
Net sales decreased $26.1 million, or 2.7%, to $930.1 million in 2015 compared to $956.3 million in 2014 and increased $28.8 million, or 3.1%, in 2014 compared to $927.5 million in 2013.
Revenue from our recently acquired businesses increased net sales by $4.1 million, or 0.4%, in 2015 compared to 2014 and increased net sales by $10.1 million, or 1.1%, in 2014 compared to 2013.

Net sales, at consistent currency rates, increased by $29.2 million, or 3.1%, in 2015 compared to 2014. Net sales, at consistent currency rates, increased by $39.1 million, or 4.2%, in 2014 compared to 2013. Consistent currency rates are defined as the quarterly average currency exchange rates of the comparable periods. All discussion of changes between the current and comparable periods is based on consistent currency rates.
Strengthening of the U.S. dollar against foreign currencies generally has the effect of decreasing net sales and backlog. See also “Foreign Currency Exchange Rate Risk” included in Part I, Item 7A of this Annual Report on Form 10-K for further discussion of currency impact on our results of operations.
Other factors affecting net sales are discussed in more detail in the Net Sales by Segment discussion below.
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Year Ended December 31,
	2015		2014		2013
Industry Group	$446,301	48.0%	$450,198	47.1%	$427,731	46.1%
Science Group	483,831	52.0	506,082	52.9	499,723	53.9
Consolidated net sales	$930,132	100.0%	$956,280	100.0%	$927,454	100.0%
Industry Group
Industry Group sales decreased $3.9 million, or 0.9%, in 2015 compared to 2014. At consistent currency rates, Industry Group sales increased $7.5 million, or 1.7%. The increase was primarily due to growth in sales of high resolution lab-based products to semiconductor customers and higher service revenue from our installed base, partially offset by reduced demand for our oil and gas solutions. Revenue from acquired businesses increased Industry Group net sales $3.1 million, or 0.7%, as compared to the prior year.
Industry Group sales increased $22.5 million, or 5.3%, in 2014 compared to 2013. At consistent currency rates, Industry Group sales increased $25.1 million, or 5.9%. The increase was primarily due to growth in sales to semiconductor customers, mainly as a result of their ongoing investment in advanced technologies and the initial adoption of our near-line product solutions, as well as higher service revenue from our installed base. This increase was partially offset by reduced demand for our products from oil and gas customers due to reductions in capital spending. Revenue from acquired businesses increased Industry Group net sales $7.6 million, or 1.8%, as compared to the prior year.
Science Group
Science Group sales decreased $22.3 million, or 4.4%, in 2015 compared to 2014. At consistent currency rates, Science Group sales increased $21.7 million, or 4.3%. The increase was primarily due to an increase in high resolution systems sold to our structural and cell biology customers globally and higher service revenue from our installed base. Revenue from acquired businesses increased Science Group net sales $1.0 million, or 0.2%, as compared to the prior year.
Science Group sales increased $6.4 million, or 1.3%, in 2014 compared to 2013. At consistent currency rates, Science Group sales increased $14.0 million, or 2.8%. The increase was primarily driven by increased revenue from high-end, high-resolution systems sold to our structural and cell biology customers globally and increased revenue from our installed base. The increase was partially offset by reduced demand in China due to procurement regulations slowing down order flow and a reduced demand for our products in Japan due to the weakening of the Japanese yen against the U.S. dollar, which made our products more expensive.
Net Sales by Geographic Region
A majority of our net sales are derived from customers outside of the U.S., which we expect to continue. The following table shows our net sales by geographic region (in thousands):

	Year Ended December 31,
	2015		2014		2013
U.S. and Canada	$297,695	32.0%	$305,589	32.0%	$260,635	28.1%
Europe	246,916	26.6	267,794	28.0	270,660	29.2
Asia-Pacific Region and Rest of World	385,521	41.4	382,897	40.0	396,159	42.7
Consolidated net sales	$930,132	100.0%	$956,280	100.0%	$927,454	100.0%

U.S. and Canada
Sales to the U.S. and Canada decreased $7.9 million, or 2.6%, in 2015 compared to 2014. The decrease was primarily due to reduced demand for higher resolution systems from our semiconductor customers and a reduction in spending by our oil and gas customers. This was partially offset by an increase in sales of higher resolution systems to our research and structural and cell biology customers, and growth in service revenue from our installed base.
Sales to the U.S. and Canada increased $45.0 million, or 17.2%, in 2014 compared to 2013 and was primarily due to increased sales to customers engaged in semiconductor manufacturing, structural and cell biology research, and materials research. We also saw increased service revenue from our installed base.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
Sales to Europe decreased $20.9 million, or 7.8%, in 2015 compared to 2014. At consistent currency rates, sales to Europe increased $22.5 million, or 8.4%. The increase was primarily due to a growth in sales to our semiconductor customers and increased purchases of high resolution products by our structural and cell biology customers. We also saw increased service revenue from our installed base.
Sales to Europe decreased $2.9 million, or 1.1%, in 2014 compared to 2013. At consistent currency rates, sales to Europe decreased $0.2 million, or 0.1%. The decrease was a result of lower revenues from semiconductor manufacturing customers as their demand continued to shift to the Asia-Pacific region and small decrease in sales to our research customers.
Asia-Pacific Region and Rest of World
Sales to the Asia-Pacific Region and Rest of World increased $2.6 million, or 0.7%, in 2015 compared to 2014. At consistent currency rates, sales to Asia-Pacific Region and Rest of World increased $13.8 million, or 3.6%. The increase was primarily due to growth in sales of lab-based products to semiconductor customers and higher service revenue from our installed base, partially offset by a decrease in sales to customers engaged in scientific research activities.
Sales to the Asia-Pacific Region and Rest of World decreased $13.3 million, or 3.3%, in 2014 compared to 2013. At consistent currency rates, sales to Asia-Pacific Region and Rest of World decreased $5.8 million, or 1.5%. The decrease was primarily due to a decline in sales to customers engaged in materials research activities. In particular, while demand for our products in China remains substantial, recent anti-corruption initiatives undertaken by the Chinese government slowed funding and procurement by Chinese government-controlled or related entities, thus causing delays in orders and revenue from our Chinese customers. We also experienced lower sales in Japan as the weakening of the Japanese yen against the U.S. dollar made our products more expensive. The decrease was partially offset by increased purchases by our semiconductor customers as the region continued to expand manufacturing capacity, as well as increased purchases by our structural and cell biology customers.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Year Ended December 31,
	2015	2014	2013
Industry Group	52.2%	51.1%	52.1%
Science Group	45.8	43.1	43.2
Overall	48.9	46.9	47.3
Cost of Sales
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales decreased $32.6 million, or 6.4%, to $475.5 million in 2015 compared to $508.1 million in 2014. At consistent currency rates, cost of sales increased $19.0 million, or 3.7% due to increased sales volume to semiconductor and structural and cell biology customers and a change in product mix of systems sold.
Cost of sales increased $19.5 million, or 4.0%, to $508.1 million in 2014 compared to $488.7 million in 2013. At consistent currency rates, cost of sales increased $34.5 million, or 7.1% due primarily to higher sales volume and a change in product mix of systems sold.

Gross Profit and Gross Margin
Gross profit increased $6.4 million, or 1.4%, in 2015 compared to 2014. At consistent currency rates, gross profit increased $10.2 million, or 2.3%. Gross margin, at consistent currency rates, decreased by 0.4 percentage points in 2015 compared to 2014.
Gross profit increased $9.4 million, or 2.1%, in 2014 compared to 2013. At consistent currency rates, gross profit increased $4.5 million, or 1.0%. Gross margin, at consistent currency rates, decreased by 1.4 percentage points in 2014 compared to 2013.
Industry Group
Industry Group gross margin increased by 1.1 percentage points in 2015 compared to 2014 and at consistent currency rates, Industry Group gross margin decreased by 1.4 percentage points. The decrease was primarily due to a slowdown in near-line spending by our semiconductor customers and reduced purchases by oil and gas customers, combined with higher costs to support those customers. This decrease was partially offset by higher margins on service revenue from our installed base as revenue increased and costs remained stable.
Industry Group gross margin decreased by 1.0 percentage point in 2014 compared to 2013 and at consistent currency rates Industry Group gross margin decreased by 1.7 percentage points. The decrease was due primarily to changes in product mix as we sold less comparatively higher resolution systems to semiconductor and oil and gas customers, which generally carry higher average margins, and incurred higher costs to support our near-line solutions. This was partially offset by higher maintenance and repair revenue derived from our installed base. The charges for the realignment plan announced in the second quarter of 2014 (the “Realignment Plan”) also decreased gross margins as we discontinued or de-emphasized certain product lines and reduced the value of excess inventory.
Science Group
Science Group gross margin increased by 2.7 percentage points in 2015 compared to 2014 and at consistent currency rates Science Group gross margin increased by 0.6 percentage points. The increase was due primarily to higher average selling prices on high resolution products delivered to structural and cell biology customers and higher margins on service revenue from our installed base.
Science Group gross margin decreased by 0.1 percentage points in 2014 compared to 2013 and at consistent currency rates Science Group gross margin decreased by 1.4 percentage points. The decrease was primarily due to changes in product mix and increased competition, which reduced average selling prices for our lower-resolution systems, offset by higher margins on service revenue from our installed base due to lower costs for parts and labor. The Realignment Plan also decreased gross margins as we discontinued certain product lines and reduced the value of excess inventory.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our R&D activities. These funds are reported as an offset to R&D expense. During all periods we received subsidies from European governments for technological developments primarily for semiconductor and life sciences products.
R&D costs, net of subsidies, were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross spending	$98,879	$107,126	$107,291
Less subsidies	(3,310)	(4,513)	(5,344)
Net expense	$95,569	$102,613	$101,947
R&D costs decreased $7.0 million, or 6.9%, in 2015 compared to 2014 and at consistent currency rates R&D costs increased $5.0 million, or 4.9%. The increase was due to higher external project spending, higher labor costs, lower subsidies received from European governments and inclusion of R&D costs after the acquisition of DCG System, Inc.
R&D costs increased $0.7 million, or 0.7%, in 2014 compared to 2013 and at consistent currency rates R&D costs increased $1.5 million, or 1.5%. The increase was primarily due to a decrease in subsidies received from European governments and inclusion of R&D costs from acquired businesses. This was offset partially by a decline in external project spending as well as reduced labor costs resulting from the Realignment Plan.

We anticipate investing between 10% and 11% of revenue in R&D for the foreseeable future. Accordingly, as revenues increase, we expect R&D expenditures will also increase. Actual future spending, however, will depend on market conditions, currency fluctuations and other factors.
See also the “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of R&D expense impact on our results of operations.
Selling, General and Administrative Costs
Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs also include sales commissions paid to our employees as well as to our agents.
SG&A costs decreased $15.2 million, or 7.7%, in 2015 compared to 2014 and at consistent currency rates SG&A costs decreased $0.3 million, or 0.1%. The decrease was primarily due to lower labor costs, depreciation, and facility-related costs resulting from the Realignment Plan. Stock compensation expense was also lower due to increased forfeitures related to employee terminations. These reductions were partially offset by transaction costs incurred for the acquisition of DCG Systems, Inc.
SG&A costs increased $17.2 million, or 9.6%, in 2014 compared to 2013 and at consistent currency rates SG&A costs increased$18.3 million, or 10.2%. The increase was primarily due to increased headcount, higher stock-based compensation cost, additional depreciation, site consolidation costs related to the Realignment Plan and the inclusion of SG&A costs of our acquired companies. Our acquired businesses tend to have higher SG&A costs as a proportion of revenue as compared to our core business.
Impairment of Goodwill and Long-Lived Assets
The continued decline in oil prices has adversely affected our oil and gas reporting unit, resulting in lower expected future revenue, operating income, and cash flow. We believed these indicators warranted an assessment of certain goodwill and long-lived assets included within the Industry Group. Accordingly, we performed a goodwill impairment test following the two step process defined in ASC 350 in the third quarter of 2015. We recognized impairment charges of $8.4 million on developed technology intangible assets and $18.2 million on goodwill. The total impairment charge of $26.6 million was included in impairment of goodwill and long-lived assets on our consolidated statements of operations within operating expenses for the thirteen and thirty-nine week periods ended September 27, 2015. As a result of our finalization of the impairment analysis in the fourth quarter of 2015, no additional adjustments were recorded to intangible assets, goodwill and impairment charges in our consolidated statements of operations.
For further information on the impairment charges, see Note 6 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Restructuring and Reorganization
Second Quarter 2014 Realignment
During the second quarter of 2014, we implemented the Realignment Plan aimed at improving our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We also shifted our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, in order to better position us to pursue our growth strategy. The Realignment Plan activities included the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of those operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources. This plan was completed at the end of 2014 and we do not expect to incur any additional costs under this plan.
The following table summarizes the costs incurred under the Realignment Plan (in thousands):

	Year Ended December 31,
Realignment Costs	2015	2014
Inventory write-offs	$—	$1,627
Acceleration of acquisition-related earn-out	—	2,500
Impairment and other asset write-offs	—	3,973
Restructuring activities	(563)	17,128
Total	$(563)	$25,228

These costs have been recorded in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
Statement of Operations Classification	2015	2014
Cost of sales	$—	$1,627
Selling, general and administrative	—	6,473
Restructuring and reorganization	(563)	17,128
Total	$(563)	$25,228
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
For information regarding the related accrued liability, see Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other Expense, Net
Other expense, net includes interest income, interest expense, and other, net which primarily includes foreign currency transaction gains and losses, bank fees and other miscellaneous items.
Changes in other expense, net is primarily due to changes in other, net which totaled $4.0 million, $2.8 million, and $3.1 million in 2015, 2014, and 2013, respectively. The increase of $1.2 million in 2015 compared to 2014 and decrease of $0.3 million in 2014 compared to 2013 is due primarily to changes in foreign currency transaction gains and losses.
Income Tax Expense
Our income tax expense was $23.8 million, $21.9 million and $24.9 million in 2015, 2014, and 2013, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions, partially offset by decreases of $6.2 million and $2.9 million, in 2015 and 2014, respectively, in unrecognized tax benefits, interest and penalties for tax credit positions taken on returns which were closed for further examination due to the lapse of a statute of limitation.
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
As of December 31, 2015, total unrecognized tax benefits were $17.1 million and related primarily to uncertainty surrounding tax credits, transfer pricing, domestic manufacturing deductions and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $11.7 million and $5.0 million, respectively, at December 31, 2015 and 2014. Valuation allowances on deferred tax assets totaled $3.6 million and $4.4 million as of December 31, 2015 and 2014, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Cash and cash equivalents	$300,911	$300,507
Short-term investments in marketable securities	—	61,688
Short-term restricted cash	19,119	15,698
Total short-term balances	320,030	377,893
Non-current investments in marketable securities	8,677	85,865
Long-term restricted cash	22,113	38,369
Total long-term balances	30,790	124,234

Availability under revolving credit facilities	114,739	100,000

At December 31, 2015, $282.2 million of our $350.8 million in total cash, cash equivalents, restricted cash and investments, were located outside of the United States. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2021.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months.
In 2015, cash and cash equivalents increased $0.4 million to $300.9 million as of December 31, 2015 from $300.5 million as of December 31, 2014, primarily as a result of cash provided by operations of $204.5 million, net redemption of investments in marketable securities of $139.6 million, and proceeds from the exercise of employee stock options and employee stock purchases of $16.1 million. These factors were partially offset by payments of $167.2 million for the acquisitions of DCG Systems, Inc. and Eisenberg Bros Ltd., repurchases of common stock for $107.2 million, dividends paid on common stock of $45.7 million, and purchases of property, plant and equipment for $17.0 million. Currency fluctuations decreased cash and cash equivalents by $22.5 million.
In 2014, cash and cash equivalents decreased $83.7 million to $300.5 million as of December 31, 2014 from $384.2 million as of December 31, 2013 primarily as a result of the purchase of Lithicon for $65.0 million, repurchases of common stock for $62.5 million, purchases of property, plant and equipment for $49.5 million, dividends paid on common stock of $31.1 million, and an increase in restricted cash of $8.8 million. These factors were partially offset by $142.9 million of cash provided by operations and $14.8 million of proceeds from the exercise of employee stock options and employee stock purchases. Currency fluctuations decreased cash and cash equivalents by $25.4 million.
Accounts receivable decreased $14.2 million to $213.1 million as of December 31, 2015 from $227.4 million as of December 31, 2014. At consistent currency rates, accounts receivable decreased $6.4 million from December 31, 2014. This decrease was primarily due to the timing of shipments and an increase in collections on orders recorded as revenue in the last quarter of 2015. Our days sales outstanding, calculated on a quarterly basis, was 71 days at December 31, 2015 and 78 days at December 31, 2014.
Inventories decreased $5.9 million to $170.5 million as of December 31, 2015 compared to $176.4 million as of December 31, 2014. At consistent currency rates, inventories increased $9.0 million from December 31, 2014 mainly due to inventory purchases to support our 2016 build plan. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.4 times for the quarters ended December 31, 2015 and 2014.
Deferred tax assets, current and long term, net of deferred tax liabilities, increased $6.6 million to $11.7 million as of December 31, 2015 compared to $5.0 million as of December 31, 2014. At consistent currency rates, deferred tax assets, current and long term, net of deferred tax liabilities, increased $6.1 million primarily due to reduced deferred tax liabilities associated with fixed assets, intangible assets and revenue recognition.

Property, plant, and equipment decreased $8.2 million to $156.2 million as of December 31, 2015 compared to $163.8 million as of December 31, 2014. At consistent currency rates, property, plant, and equipment increased $1.0 million from December 31, 2014. Expenditures for property, plant and equipment of $17.0 million and transfers from inventories to fixed assets of $8.8 million in the year ended December 31, 2015 primarily consisted of payments for demonstration equipment and other machinery and equipment, offset by depreciation in the period.
Accounts payable decreased $19.6 million to $58.7 million as of December 31, 2015 compared to $78.3 million as of December 31, 2014. At consistent currency rates, accounts payable decreased $14.4 million from December 31, 2014 primarily due to timing of payments.
Accrued payroll liabilities remained relatively unchanged at $38.6 million as of December 31, 2015 and 2014. At consistent currency rates, accrued payroll liabilities increased $2.4 million from December 31, 2014 primarily due to the timing of payments and increased accruals for employee bonus payments and related payroll taxes.
Credit Facilities and Letters of Credit
We have a multibank credit agreement (the “Credit Agreement”), which provides for a $100.0 million secured revolving credit facility, including a $50.0 million subfacility for the issuance of letters of credit. The credit agreement expires in April 2016. We may, upon notice to JPMorgan Chase Bank, N.A., the Administrative Agent (the “Agent”), request to increase the revolving loan commitments by an aggregate amount of up to $50.0 million with new or additional commitments subject only to the consent of the lender(s) providing the new or additional commitments, for a total secured credit facility of up to $150.0 million. There were no amounts outstanding under this facility as of December 31, 2015.
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of December 31, 2015 were approximately $54.7 million.
In July 2015, we entered into a credit facility agreement (the “Credit Facility”) with HSBC Bank plc (“HSBC”), whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of December 31, 2015, HSBC has issued $12.5 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.
We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant.
Share Repurchase Plan
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires on May 29, 2017, we may repurchase up to a total of 2.0 million shares of our common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The purchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice.
The following table sets forth share repurchase information for the periods indicated:

	Thirteen Weeks Ended		Fifty-Two Weeks Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Total number of shares repurchased	443,052	295,321	1,396,693	795,321
Average price paid per share	$75.77	$75.20	$76.78	$78.61
Total value of shares repurchased	$33,568,195	$22,207,556	$107,238,450	$62,529,801
We did not repurchase any shares in 2013.
As of December 31, 2015, 934,603 shares remained available for repurchase pursuant to our share repurchase program.
Dividends to Shareholders
In June 2012, we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan’s inception. During the fourth quarter of 2015, our Board of Directors declared a dividend of $0.30 per share.

Dividends declared during the years ended December 31, 2015, 2014 and 2013 were $47.6 million, $36.5 million, and $18.1 million, respectively. Dividend payments during the years ended December 31, 2015, 2014 and 2013 totaled $45.7 million, $31.1 million, and $16.2 million, respectively.
The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
CONTRACTUAL PAYMENT OBLIGATIONS
A summary of our contractual commitments and obligations as of December 31, 2015 was as follows (in thousands):

	2016	2017 and 2018	2019 and 2020	2021 and Beyond	Total
Letters of Credit and Bank Guarantees	30,418	2,501	529	21,267	54,715
Purchase Order Commitments	65,770	305	201	—	66,276
Pension Related Obligations	154	176	233	4,006	4,569
Deferred Compensation Liability	—	—	—	8,677	8,677
Operating Leases	8,468	11,622	7,846	35,185	63,121
Total	$104,810	$14,604	$8,809	$69,135	$197,358
We also have other liabilities of $17.1 million relating to additional uncertain tax positions. However, as we are unable to reliably estimate the timing of future payments related to these additional uncertain tax positions, we have excluded this amount from the table above.
OFF-BALANCE SHEET ARRANGEMENTS
In July 2015, we entered into a Credit Facility with HSBC, whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The Credit Facility allows us to have HSBC issue bank guarantees directly to our customers in Europe. An off-balance sheet position exists when we have drawn upon the Credit Facility. If our customer calls the bank guarantee, we will record a liability for the amount that is due under the guarantee to the customer. As of December 31, 2015, we have not drawn any amounts on the Credit Facility nor do we have any amounts recorded as liabilities for customer bank guarantees.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets;

•	the valuation of goodwill;

•	restructuring and reorganization costs;

•	tax valuation allowances and unrecognized tax benefits;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management’s estimates may change in the future.

Revenue Recognition
We recognize revenue when persuasive evidence of a contractual agreement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectability is reasonably assured.
For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue related to installation, of which the estimated fair value is generally 4% of the net revenue of the transaction, is deferred until such installation at the customer site and final customer acceptance are completed.  For new applications of our products where performance cannot be assured prior to meeting specifications at the customer’s installation site, no revenue is recognized until such specifications are met.
We enter into arrangements with customers whereby they purchase products, accessories and service contracts from us at the same time. For sales arrangements containing multiple elements (products or services), revenue relating to the undelivered elements is deferred at the estimated selling price of the element as determined using the sales price hierarchy established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25. To be considered a separate element, the deliverable in question must represent a separate element under the accounting guidance and fulfill the following criteria: the delivered item or items must have value to the customer on a standalone basis; and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transactions is deferred until all elements are delivered.
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
Provision for manufacturing inventory valuation adjustments total $5.9 million, $6.3 million and $4.8 million, respectively, in 2015, 2014 and 2013. Provision for service spare parts inventory valuation adjustment total $9.8 million, $10.0 million and $8.6 million, respectively, in 2015, 2014 and 2013.
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
Impairment charges of $8.4 million and $0.9 million for other long-lived assets were recognized in 2015 and 2014, respectively. No impairments related to our equipment or other long-lived assets were recognized during 2013. See Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on impairment recognized in 2015.
Goodwill
Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but instead, are tested for impairment at least annually during the fourth quarter. We evaluate impairment using the guidance in ASU 2011-08, Intangibles - Goodwill and Other, Testing Goodwill for Impairment, which allows an entity to perform a qualitative assessment of the fair value of its reporting units before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. We perform our goodwill impairment analysis at the component level, which is defined as one level below our operating segments. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit's fair value is greater than its carrying value, the remaining impairment steps would be unnecessary.
If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

See Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on impairment recognized in the third quarter of 2015. No additional impairments were identified in our annual impairment analysis during the fourth quarter of 2015, 2014 and 2013.
Restructuring and Reorganization Costs
Restructuring and reorganization costs are recognized and recorded at fair value as incurred. Such costs include severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites. Changes in our estimates could occur, and have occurred, due to fluctuations in exchange rates, the sublease of unused space, unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions.
See Note 13 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. Should we determine that we would not be able to realize all or part of our remaining net deferred tax assets in the future, increases to the valuation allowance may be required. Conversely, if we determine that certain tax assets that have been reserved for may be realized in the future, we may reduce our valuation allowance in future periods.
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
Unrecognized tax benefits relate mainly to uncertainty surrounding tax credits, transfer pricing, domestic manufacturing deductions and permanent establishment in foreign jurisdictions. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties. If recognized, the total unrecognized tax benefits would have an impact on the effective tax rate.
See Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
We amortize stock-based compensation expense on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally 4 years. The exercise price of issued options equals the grant date fair value of the underlying shares and the options generally have a legal life of 7 years.
Compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture trends and our expectation of future forfeiture trends. We review our forfeiture rate annually, generally in the fourth quarter, or more often as circumstances require it. We make updates to the forfeiture rate and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
A large portion of our business is conducted outside of the U.S. through a number of foreign subsidiaries. Each of the foreign subsidiaries keeps its accounting records in its respective local currency. These local-currency-denominated accounting records are translated at exchange rates that fluctuate up or down from period to period and consequently affect our consolidated statements of operations and financial position. The major foreign currencies in which we experience periodic fluctuations are the euro and the Czech koruna. Approximately 68%, 68% and 72% of our sales occurred outside the U.S. in 2015, 2014 and 2013, respectively.
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
Assets and liabilities of foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates during the period. The resulting translation adjustments decreased shareholders’ equity and comprehensive income in 2015 by $56.7 million. Holding other variables constant, if the U.S. dollar weakened by 10% against all currencies that we translate, shareholders’ equity would increase by approximately $71.9 million as of December 31, 2015. Holding other variables constant, if the U.S. dollar strengthened by 10% against all currencies that we translate, shareholders’ equity would decrease by approximately $73.6 million as of December 31, 2015.
Risk Mitigation
We use derivatives to mitigate financial exposure resulting from fluctuations in foreign currency exchange rates. When specific hedge criteria have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. Changes in fair value for derivatives not designated as hedging instruments are recognized in net income in the current period. As of December 31, 2015, the aggregate notional amount of our outstanding derivative contracts designated as cash flow hedges was $150.0 million. These contracts have varying maturities through the fourth quarter of 2016. The aggregate notional amount of our outstanding balance sheet-related derivative contracts at December 31, 2015 was $195.7 million, which contracts have varying maturities through the fourth quarter of 2016. We do not enter into derivative financial instruments for speculative purposes.
Holding other variables constant, if the U.S. dollar weakened by 10%, the market value of our foreign currency contracts outstanding as of December 31, 2015 would increase by approximately $20.7 million. The increase in value relating to the forward sale or purchase contracts would, however, be substantially offset by the revaluation of the transactions being hedged. A 10% increase in the U.S. dollar relative to the market value of our foreign currency contracts outstanding as of December 31, 2015 would decrease by approximately $9.5 million, substantially offset again by the revaluation of the transactions being hedged.

Balance Sheet Related
We attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts to reduce the risk that our future cash flows will be adversely affected by changes in exchange rates. We enter into forward sale or purchase contracts for foreign currencies to hedge specific cash, receivables or payables positions denominated in non-functional currencies. Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other expense currently together with the foreign currency gain or loss from the hedged balance sheet position. Foreign currency losses recorded in other expense, inclusive of the impact of derivatives, totaled $2.2 million, $1.8 million and $2.8 million, respectively, in 2015, 2014 and 2013.
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
These derivatives meet the criteria to be designated as cash flow hedges and, accordingly, we record the change in fair value of the effective portion of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. We recognized realized losses of $10.8 million in 2015 in cost of sales related to hedge results, compared to realized losses of $7.9 million in 2014 and losses of $0.8 million in 2013. As of December 31, 2015, $2.0 million of unrealized net losses on outstanding derivatives have been recorded in other comprehensive income and are expected to be reclassified to net income during the next twelve months as a result of the underlying hedged transactions also being recorded in net income. We continually monitor our hedge positions and forecasted transactions and, in the event changes to our forecast occur, we may have dedesignations of our cash flow hedges in the future. Additionally, given the volatility in the global currency markets, the effectiveness attributed to these hedges may decrease or, in some instances, may result in dedesignation as a cash flow hedge, which would require us to record a charge in other expense in the period of ineffectiveness or dedesignation. We recorded losses in other expense of $0.1 million, $0.3 million, and $0.1 million in 2015, 2014, and 2013, respectively, as a result of hedge ineffectiveness.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our investments. Since we had no variable interest rate debt outstanding at December 31, 2015, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.
Cash, Cash Equivalents and Restricted Cash
As of December 31, 2015, we held cash and cash equivalents of $300.9 million and short-term restricted cash of $19.1 million that consisted of cash and other highly liquid marketable securities with maturities of three months or less at the date of acquisition. A decrease in interest rates of one percentage point would cause a corresponding decrease in annual interest income of approximately $3.0 million assuming our cash and cash equivalent balances at December 31, 2015 remained constant and were earning at least 1% per annum, which, at December 31, 2015, they were not. Due to the nature of our highly liquid cash equivalents, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

Item 8. Financial Statements and Supplementary Data
Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2015 is as follows:

2015 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$220,816	$224,189	$212,561	$272,566
Cost of sales	115,545	112,084	108,284	139,628
Gross profit	105,271	112,105	104,277	132,938
Total operating expenses (1) (2)	69,023	66,200	93,465	74,477
Operating income	36,248	45,905	10,812	58,461
Other expense, net	(967)	(590)	(1,372)	(705)
Income before income taxes	35,281	45,315	9,440	57,756
Income tax expense	7,269	7,983	(978)	9,509
Net income	$28,012	$37,332	$10,418	$48,247
Basic net income per share	$0.67	$0.90	$0.25	$1.18
Diluted net income per share	$0.66	$0.89	$0.25	$1.17
Shares used in basic per share calculation	41,796	41,629	41,404	40,887
Shares used in diluted per share calculation	42,185	42,044	41,820	41,256

2014 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$226,264	$236,955	$227,756	$265,305
Cost of sales	119,940	127,104	119,175	141,906
Gross profit	106,324	109,851	108,581	123,399
Total operating expenses (3) (4)	75,439	79,036	82,474	81,805
Operating income	30,885	30,815	26,107	41,594
Other expense, net	(270)	(806)	(831)	(564)
Income before income taxes	30,615	30,009	25,276	41,030
Income tax expense	5,537	5,061	3,629	7,639
Net income	$25,078	$24,948	$21,647	$33,391
Basic net income per share	$0.59	$0.59	$0.52	$0.80
Diluted net income per share	$0.59	$0.59	$0.51	$0.79
Shares used in basic per share calculation	42,191	42,080	41,891	41,726
Shares used in diluted per share calculation	42,772	42,627	42,465	42,221

(1)	Operating expenses in the first and third quarters of 2015 included $0.1 million and $0.4 million, respectively, of credits in restructuring and reorganization expense.

(2)	Operating expenses in the third quarter of 2015 included $26.6 million of impairment charges for goodwill and certain long-lived assets.

(3)
Operating expenses in the first, second, third and fourth quarters of 2014 included $1.3 million, $2.2 million, $7.7 million and $7.2 million, respectively, of restructuring and reorganization expense.

(4)	Operating expenses in the second and fourth quarters of 2014 included $0.3 million and $0.6 million, respectively, of impairment charges for certain long-lived assets.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
FEI Company:

We have audited the accompanying consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FEI Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FEI Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February, 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
February 22, 2016

FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$300,911	$300,507
Investments in marketable securities	—	61,688
Restricted cash	19,119	15,698
Receivables, net of allowances for doubtful accounts of $2,789 and $2,990	213,128	227,354
Inventories	170,513	176,440
Deferred tax assets	10,566	8,225
Other current assets	33,614	35,503
Total current assets	747,851	825,415
Long-term investments in marketable securities	8,677	85,865
Long-term restricted cash	22,113	38,369
Property, plant and equipment, net of accumulated depreciation of $130,029 and $132,807	155,608	163,794
Intangible assets, net of accumulated amortization of $36,849 and $28,930	35,943	54,111
Goodwill	145,607	170,773
Deferred tax assets	6,719	6,605
Long-term inventories	47,109	50,731
Other assets, net	180,222	22,155
Total Assets	$1,349,849	$1,417,818

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$58,708	$78,308
Accrued payroll liabilities	38,643	38,599
Accrued warranty reserves	14,107	13,005
Deferred revenue	101,155	96,924
Income taxes payable	12,124	5,299
Accrued restructuring and reorganization	655	9,161
Other current liabilities	52,630	56,146
Total current liabilities	278,022	297,442
Long-term deferred revenue	44,745	34,021
Deferred tax liabilities	5,187	9,576
Other liabilities	31,819	35,454
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 40,855 and 41,797 shares issued and outstanding, no par value	533,062	607,250
Retained earnings	538,053	461,586
Accumulated other comprehensive loss	(81,039)	(27,511)
Total Shareholders’ Equity	990,076	1,041,325
Total Liabilities and Shareholders’ Equity	$1,349,849	$1,417,818
See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales:
Products	$685,651	$722,666	$709,438
Service	244,481	233,614	218,016
Total net sales	930,132	956,280	927,454
Cost of sales:
Products	336,071	369,043	352,630
Service	139,470	139,082	136,039
Total cost of sales	475,541	508,125	488,669
Gross profit	454,591	448,155	438,785
Operating expenses:
Research and development	95,569	102,613	101,947
Selling, general and administrative	181,563	196,777	179,560
Impairment of goodwill and long-lived assets	26,596	905	—
Restructuring and reorganization	(563)	18,459	1,090
Total operating expenses	303,165	318,754	282,597
Operating income	151,426	129,401	156,188
Other expense:
Interest income	1,078	897	428
Interest expense	(694)	(600)	(1,890)
Other, net	(4,018)	(2,768)	(3,124)
Total other expense, net	(3,634)	(2,471)	(4,586)
Income before income taxes	147,792	126,930	151,602
Income tax expense	23,783	21,866	24,929
Net income	$124,009	$105,064	$126,673

Basic net income per share	$2.99	$2.50	$3.13
Diluted net income per share	$2.96	$2.47	$3.01
Cash dividends declared per share	$1.15	$0.87	$0.44

Shares used in per share calculations:
Basic	41,419	41,969	40,446
Diluted	41,839	42,528	42,395

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$124,009	$105,064	$126,673
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	(56,704)	(71,406)	9,975
Change in unrealized gain (loss) on available-for-sale securities	40	(27)	(15)
Change in minimum pension liability	189	(246)	267
Changes due to cash flow hedging instruments:
Net loss on hedge instruments	(8,078)	(11,050)	(2,492)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	11,025	8,090	837
Comprehensive income	$70,481	$30,425	$135,245

See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	38,478	$516,907	$284,440	$38,556	$839,903
Net income	—	—	126,673	—	126,673
Employee purchases of common stock through employee share purchase plan	163	8,618	—	—	8,618
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	574	7,927	—	—	7,927
Stock-based compensation expense	—	18,327	—	—	18,327
Restricted stock unit taxes for net share settlement	(109)	(9,658)	—	—	(9,658)
Repurchase of common stock	—	—	—	—	—
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	6,424	—	—	6,424
Conversion of convertible debt	3,030	88,937	—	—	88,937
Translation adjustment	—	—	—	9,975	9,975
Unrealized loss on available-for-sale securities	—	—	—	(15)	(15)
Dividends declared on common stock ($0.44 per share)	—	—	(18,155)	—	(18,155)
Minimum pension liability, net of taxes	—	—	—	267	267
Net adjustment for fair value of hedge derivatives	—	—	—	(1,655)	(1,655)
Balance at December 31, 2013	42,136	637,482	392,958	47,128	1,077,568
Net income	—	—	105,064	—	105,064
Employee purchases of common stock through employee share purchase plan	139	9,862	—	—	9,862
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	433	4,736	—	—	4,736
Stock-based compensation expense	—	23,132	—	—	23,132
Restricted stock unit taxes for net share settlement	(116)	(9,965)	—	—	(9,965)
Repurchase of common stock	(795)	(62,523)	—	—	(62,523)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	4,526	—	—	4,526
Translation adjustment	—	—	—	(71,406)	(71,406)
Unrealized loss on available-for-sale securities	—	—	—	(27)	(27)
Dividends declared on common stock ($0.87 per share)	—	—	(36,436)	—	(36,436)
Minimum pension liability, net of taxes	—	—	—	(246)	(246)
Net adjustment for fair value of hedge derivatives	—	—	—	(2,960)	(2,960)
Balance at December 31, 2014	41,797	607,250	461,586	(27,511)	1,041,325
Net income	—	—	124,009	—	124,009
Employee purchases of common stock through employee share purchase plan	139	9,540	—	—	9,540
Restricted shares issued and stock options exercised related to employee stock-based compensation plans	413	6,301	—	—	6,301
Stock-based compensation expense	—	22,379	—	—	22,379
Restricted stock unit taxes for net share settlement	(97)	(7,301)	—	—	(7,301)
Repurchase of common stock	(1,397)	(107,239)	—	—	(107,239)
Tax benefit of non-qualified stock option exercises and restricted stock unit vests	—	2,132	—	—	2,132
Translation adjustment	—	—	—	(56,704)	(56,704)
Unrealized gain on available-for-sale securities	—	—	—	40	40
Dividends declared on common stock ($1.15 per share)	—	—	(47,542)	—	(47,542)
Minimum pension liability, net of taxes	—	—	—	189	189
Net adjustment for fair value of hedge derivatives	—	—	—	2,947	2,947
Balance at December 31, 2015	40,855	$533,062	$538,053	$(81,039)	$990,076
See accompanying Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$124,009	$105,064	$126,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,801	29,042	23,693
Amortization	11,225	14,290	10,568
Stock-based compensation	22,379	23,132	18,327
Impairment of goodwill and long-lived assets	26,596	905	—
Loss on disposals of property, plant and equipment and other	31	552	27
Income taxes receivable, net	(289)	(5,336)	13,066
Deferred income taxes	(7,122)	2,615	(6,743)
Decrease (increase), net of acquisitions, in:
Receivables	6,424	(41,526)	12,982
Inventories	(17,753)	(23,376)	1,486
Other assets	8,217	(1,809)	3,781
Increase (decrease), net of acquisitions, in:
Accounts payable	(15,918)	11,794	18,553
Accrued payroll liabilities	2,218	(4,310)	5,429
Accrued warranty reserves	1,489	835	660
Deferred revenue	21,912	20,592	12,852
Accrued restructuring and reorganization	(7,884)	9,969	(2,628)
Other liabilities	4,145	476	(778)
Net cash provided by operating activities	204,480	142,909	237,948
Cash flows from investing activities:
Decrease (increase) in restricted cash	7,579	(8,766)	(7,894)
Acquisition of property, plant and equipment	(17,023)	(49,481)	(62,414)
Payments for acquisitions, net of cash acquired	(167,188)	(65,049)	(2,694)
Purchase of investments in marketable securities	(48,240)	(227,256)	(227,119)
Redemption of investments in marketable securities	187,840	235,054	180,332
Other	(2,819)	(1,317)	(2,710)
Net cash used in investing activities	(39,851)	(116,815)	(122,499)
Cash flows from financing activities:
Dividends paid on common stock	(45,673)	(31,062)	(16,191)
Redemption of 2.875% convertible note	—	—	(73)
Withholding taxes paid on issuance of vested restricted stock units	(7,301)	(9,969)	(9,658)
Proceeds from exercise of stock options and employee stock purchases	16,067	14,771	16,545
Excess tax benefit for share based payment arrangements	2,405	4,381	6,010
Repurchases of common stock	(107,239)	(62,523)	—
Net cash used in financing activities	(141,741)	(84,402)	(3,367)
Effect of exchange rate changes	(22,484)	(25,355)	5,786
Increase (decrease) in cash and cash equivalents	404	(83,663)	117,868
Cash and cash equivalents:
Beginning of period	300,507	384,170	266,302
End of period	$300,911	$300,507	$384,170
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$25,190	$16,983	$10,917
Cash paid for interest	447	326	1,322
Increase in fixed assets related to transfers from inventories	8,801	2,914	11,091
Dividends declared but not paid	12,254	10,385	5,011
Conversion of 2.875% convertible notes	—	—	88,937
Accrued purchases of plant and equipment	2,193	700	1,014

See accompanying Notes to the Consolidated Financial Statements.

FEI COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
We are a leading supplier of scientific instruments and related services for nanoscale applications and solutions for industry and science.
We enable customers to find meaningful answers to questions that accelerate breakthrough discoveries, increase productivity, and ultimately change the world. We design, manufacture, and support the broadest range of high-performance microscopy workflows that provide images and answers in the micro-, nano-, and picometer scales. Combining hardware and software expertise in electron, ion, and light microscopy with deep application knowledge in the materials science, life sciences, semiconductor, and oil & gas markets, we are dedicated to our customers’ pursuit of discovery and resolution to global challenges.
We report our revenue based on a group structure organization, which we categorize as the Industry Group and the Science Group.
Our significant research and development and manufacturing operations are located in Hillsboro, Oregon; Eindhoven, The Netherlands; and Brno, Czech Republic; and our software development is managed principally from Bordeaux, France. Our sales and service operations are conducted in the United States (“U.S.”) and approximately 50 other countries around the world. We also sell our products through independent agents, distributors and representatives in additional countries.
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
Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	the timing of revenue recognition;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets;

•	the valuation of goodwill;

•	restructuring and reorganization costs;

•	tax valuation allowances and unrecognized tax benefits;

•	stock-based compensation; and

•	accounting for derivatives.
It is reasonably possible that management’s estimates may change in the future.
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
Dependence on Key Suppliers
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers, some of which are also competitors. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Group Limited, Keller Technology, Schneeberger AG, Prodrive Technologies, Orsay Physics, Tektronix Inc., and AZD Praha s.r.o. for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc., Spellman High Voltage Electronics Corporation, Jenoptik, and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules.
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

Activity within our accounts receivable allowance was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$2,990	$2,969	$2,718
Expense (reversal)	319	402	473
Write-offs	(293)	(85)	(263)
Translation adjustments	(227)	(296)	41
Balance, end of period	$2,789	$2,990	$2,969
Investments
Our investments include marketable debt securities, certificates of deposit, commercial paper and government-backed securities with maturities greater than 90 days at the time of purchase.
Certain long-term investments included in non-current investments in marketable securities consisted of mutual fund shares held to offset liabilities to participants in the company’s deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported in operating expenses, which are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants (see Note 6 the Notes to the Consolidated Financial Statements). Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.
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
Provision for manufacturing inventory valuation adjustments total $5.9 million, $6.3 million and $4.8 million, respectively, in 2015, 2014 and 2013. Provision for service spare parts inventory valuation adjustment total $9.8 million, $10.0 million and $8.6 million, respectively, in 2015, 2014 and 2013.

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
Unrecognized tax benefits relate mainly to uncertainty surrounding tax credits, transfer pricing, domestic manufacturing deductions and permanent establishment in foreign jurisdictions. Included in the liabilities for unrecognized tax benefits were accruals for interest and penalties. If recognized, the total unrecognized tax benefits would have an impact on the effective tax rate.
See Note 12 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
Impairment charges of $8.4 million and $0.9 million for other long-lived assets were recognized in 2015 and 2014, respectively. No impairments related to our equipment or other long-lived assets were recognized during 2013. See Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on impairment recognized in 2015.
Goodwill
Goodwill represents the excess purchase price over fair value of net assets acquired. Goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but instead, are tested for impairment at least annually during the fourth quarter. We evaluate impairment using the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08, Intangibles - Goodwill and Other, Testing Goodwill for Impairment, which allows an entity to perform a qualitative assessment of the fair value of its reporting units before calculating the fair value of the reporting unit in step one of the two-step goodwill impairment model. We perform our goodwill impairment analysis at the component level, which is defined as one level below our operating segments. If, through the qualitative assessment, the entity determines that it is more likely than not that a reporting unit’s fair value is greater than its carrying value, the remaining impairment steps would be unnecessary.
If there are indicators that goodwill has been impaired and thus the two-step goodwill impairment model is necessary, step 1 is to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying value. Fair value is determined based on the present value of estimated cash flows using available information regarding expected cash flows of each reporting unit, discount rates and the expected long-term cash flow growth rates. Discount rates are determined based on the cost of capital for the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.
See Note 8 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on impairment recognized in the third quarter of 2015. No additional impairments were identified in our annual impairment analysis during the fourth quarter of 2015, 2014 and 2013.
Derivatives
We use a combination of zero cost and net purchased collar contracts and option contracts to hedge certain anticipated foreign currency exchange transactions. When specific hedge criteria have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. One of the criteria for this accounting treatment is that the hedge contract amounts should not be in excess of specifically identified anticipated transactions. By their nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we reclassify a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income (expense) during the quarter in which such changes occur.
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
For products demonstrated to meet our published specifications, revenue is recognized when the title to the product and the risks and rewards of ownership pass to the customer. For products produced according to a particular customer’s specifications, revenue is recognized when the product meets the customer’s specifications and when the title and the risks and rewards of ownership have passed to the customer. In each case, the portion of revenue related to installation, of which the estimated fair value is generally

4% of the net revenue of the transaction, is deferred until such installation at the customer site and final customer acceptance are completed.  For new applications of our products where performance cannot be assured prior to meeting specifications at the customer’s installation site, no revenue is recognized until such specifications are met.
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
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our R&D activities. These funds are reported as an offset to R&D expense. During 2015, 2014 and 2013, we received subsidies of $3.3 million, $4.5 million and $5.3 million, respectively, from European governments for technological developments primarily for semiconductor and life sciences products.

Advertising Costs
Advertising costs are expensed as incurred and are included as a component of selling, general and administrative costs on our consolidated statements of operations. Advertising expense totaled $3.1 million, $3.4 million and $4.1 million in 2015, 2014 and 2013, respectively.
Restructuring and Reorganization Costs
Restructuring and reorganization costs are recognized and recorded at fair value as incurred. Such costs include severance and other costs related to employee terminations as well as facility costs related to future abandonment of various leased office and manufacturing sites. Changes in our estimates could occur, and have occurred, due to fluctuations in exchange rates, the sublease of unused space, unanticipated voluntary departures before severance was required and unanticipated redeployment of employees to vacant positions.
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
Compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture trends and our expectation of future forfeiture trends. We review our forfeiture rate annually, generally in the fourth quarter, or more often as circumstances require it. We make updates to the rate and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.
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
Assets and liabilities of foreign subsidiaries denominated in a foreign currency, where the local currency is the functional currency, are translated to U.S. dollars at the exchange rate in effect on the respective balance sheet date. Gains and losses resulting from the translation of assets, liabilities and equity are included in accumulated other comprehensive income on the consolidated balance sheet. Transactions representing revenues, costs and expenses are translated using an average rate of exchange for the period, and the related gains and losses are reported as other income (expense) on our consolidated statements of operations.

NOTE 2.	NEW ACCOUNTING PRONOUNCEMENTS
ASU 2015-17
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires presentation of deferred tax assets and liabilities as noncurrent in a classified balance sheet. Early application is permitted for periods beginning after December 15, 2015, including interim reporting periods within that reporting period, and the new standard will become effective for us on January 1, 2017. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures.

ASU 2015-16
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It eliminates the requirement to retrospectively account for those adjustments. The guidance will become effective for us for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods during the annual period. The new standard is required to be applied prospectively to adjustments to provisional amounts that occur after the aforementioned effective date with earlier application permitted for financial statements that have not yet been issued. We are evaluating the effect that this standard will have on our consolidated financial statements and the impact on earnings due to measurement period adjustments will be disclosed in the relevant notes to our consolidated financial statements.
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

NOTE 3.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Year Ended December 31,
	2015			2014			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$124,009	41,419	$2.99	$105,064	41,969	$2.50	$126,673	40,446	$3.13
Dilutive effect of 2.875% convertible debt	—	—	—	—	—	—	780	1,287	(0.08)
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	420	(0.03)	—	559	(0.03)	—	662	(0.04)
Diluted EPS	$124,009	41,839	$2.96	$105,064	42,528	$2.47	$127,453	42,395	$3.01
The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	523	271	142
Restricted stock units	92	6	33

NOTE 4.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income (“AOCI”), as well as details the effect of reclassifications out of AOCI on the line items in our consolidated statements of operations by component (net of tax, in thousands):

	Year Ended December 31, 2015
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(22,541)	$(38)	$(798)	$(4,134)	$(27,511)
Other comprehensive income before reclassifications	(56,704)	40	189	(8,078)	(64,553)
Amounts reclassified from AOCI to:
Revenue	—	—	—	112	112
Cost of goods sold	—	—	—	10,786	10,786
Other income (expense)	—	—	—	127	127
Total reclassifications out of AOCI	—	—	—	11,025	11,025
Net current period other comprehensive income	(56,704)	40	189	2,947	(53,528)
Ending balance	$(79,245)	$2	$(609)	$(1,187)	$(81,039)

	Year Ended December 31, 2014
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$48,865	$(11)	$(552)	$(1,174)	$47,128
Other comprehensive income before reclassifications	(71,406)	(27)	(246)	(11,050)	(82,729)
Amounts reclassified from AOCI to:
Revenue	—	—	—	(176)	(176)
Cost of goods sold	—	—	—	7,930	7,930
Other income (expense)	—	—	—	336	336
Total reclassifications out of AOCI	—	—	—	8,090	8,090
Net current period other comprehensive income	(71,406)	(27)	(246)	(2,960)	(74,639)
Ending balance	$(22,541)	$(38)	$(798)	$(4,134)	$(27,511)

NOTE 5.	INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials and assembled parts	$56,348	$61,644
Service inventories, estimated current requirements	11,556	12,398
Work-in-process	75,710	76,402
Finished goods	26,899	25,996
Total current inventories	$170,513	$176,440
Non-current inventories	$47,109	$50,731

NOTE 6.	INVESTMENTS
Investments held consisted of the following (in thousands):

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Trading Securities:
Equity securities - mutual funds	$8,677	$—	$—	$8,677
Cost Method Investments(2)	608	—	—	608
Total Investments	$9,285	$—	$—	$9,285

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Available for sale marketable securities:
U.S. treasury notes	$17,609	$1	$(2)	$17,608
Agency bonds(1)	52,014	—	(63)	51,951
Commercial paper	13,500	—	—	13,500
Certificates of deposit	19,122	—	—	19,122
Municipal bonds	27,112	10	(3)	27,119
Corporate bonds	10,909	3	(10)	10,902
Total available for sale marketable securities	140,266	14	(78)	140,202
Trading Securities:
Equity securities - mutual funds	7,351	—	—	7,351
Cost Method Investments(2)	608	—	—	608
Total Investments	$148,225	$14	$(78)	$148,161

(1)	Agency bonds are securities backed by U.S. government-sponsored entities.

(2)	Investments for which it is not practical to estimate fair value are included at cost and primarily consist of investments in privately-held companies.
Realized gains and losses on sales of marketable debt securities were insignificant in 2015, 2014 and 2013.
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
For investments in small privately-held companies, which are recorded at cost, it is often not practical to estimate fair value. In order to assess whether impairments exist that are “other-than-temporary,” we reviewed recent interim financial statements and held discussions with these entities’ management about their current financial conditions and future economic outlooks. We also considered our willingness to support future funding requirements as well as our intention and/or ability to hold these investments long-term. At December 31, 2015 and 2014, we had $0.6 million in cost-method investments on our balance sheet. Refer to Note 21 in the Notes to the Consolidated Financial Statements for additional information.

Investments were included in the following captions on the balance sheet as follows (in thousands):

	December 31, 2015				December 31, 2014
	Short-term investments	Long-term investments	Other assets	Total	Short-term investments	Long-term investments	Other assets	Total
Available for sale marketable securities:
U.S. treasury notes	$—	$—	$—	$—	$—	$17,608	$—	$17,608
Agency bonds	—	—	—	—	9,996	41,955	—	51,951
Commercial paper	—	—	—	—	13,500	—	—	13,500
Certificates of deposit	—	—	—	—	5,750	13,372	—	19,122
Municipal bonds	—	—	—	—	25,407	1,712	—	27,119
Corporate bonds	—	—	—	—	7,035	3,867	—	10,902
Total fixed maturity securities	—	—	—	—	61,688	78,514	—	140,202
Trading Securities:
Equity securities - mutual funds	—	8,677	—	8,677	—	7,351	—	7,351
Cost Method Investments	—	—	608	608	—	—	608	608
Total Investments	$—	$8,677	$608	$9,285	$61,688	$85,865	$608	$148,161

NOTE 7.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$21,827	$23,440
Buildings and improvements	34,543	35,269
Leasehold improvements	36,069	42,836
Machinery and equipment	98,816	95,977
Demonstration systems	41,588	47,693
Other fixed assets	52,794	51,386
Gross property, plant and equipment	285,637	296,601
Accumulated depreciation	(130,029)	(132,807)
Total property, plant and equipment, net	$155,608	$163,794

NOTE 8.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance, beginning of period	$170,773	$136,152
Goodwill additions	4,100	46,880
Goodwill impairment	(18,156)	—
Goodwill adjustments	(11,110)	(12,259)
Balance, end of period	$145,607	$170,773

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
Acquisition of DCG Systems, Inc.
On December 10, 2015, we acquired DCG Systems, Inc. (“DCG”) for approximately $161.8 million in cash. DCG, with approximately 200 employees and headquarters in Fremont, California, is a leading supplier of electrical fault characterization, localization and editing tools, providing process development, yield ramp and failure analysis applications for a wide range of semiconductor and electronics manufacturers.
Net assets acquired and the excess purchase price of $161.8 million are included in the consolidated balance sheet as of December 31, 2015 in other assets, net and are included in Industry Group assets in Note 20 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The allocation of the purchase price to identifiable intangible assets and goodwill is subject to the final determination on the valuation of assets acquired and liabilities assumed. Accordingly, there is no goodwill recorded for this acquisition as of December 31, 2015. In 2015, the acquired business contributed $1.0 million of revenue and a net loss of $1.4 million to our consolidated financial results.
No pro forma financial information has been provided for this acquisition as it is not significant compared to our overall consolidated financial position.
Acquisition of Eisenberg Bros Ltd.
On January 9, 2015 we acquired certain assets and liabilities of Eisenberg Bros Ltd. (“EB”), which previously operated as our exclusive agent of our products and services in Israel.
The total purchase price of the acquisition was $5.4 million. We paid $0.2 million in transaction costs, which were expensed as incurred and are recorded in selling, general and administrative costs in our consolidated statements of operations. The total purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair values as of January 9, 2015. The fair value of net tangible liabilities assumed was $0.1 million and the fair value of net intangible assets acquired was $1.4 million, which consisted solely of customer relationships. The acquired customer relationships will be amortized over a period of 5 years. The excess of the purchase price over the fair value of the net assets acquired was $4.1 million, which was recorded as goodwill in the Industry Group and is primarily related to expected future cash flows from synergies arising from the establishment of a sales and service workforce in Israel. In 2015, the acquired business contributed $3.1 million of revenue and net income of $0.1 million to our consolidated financial results.
No pro forma financial information has been provided for this acquisition as it is not material.
Impairment of Goodwill and Long-Lived Assets
Oil and Gas Impairment
In accordance with Accounting Standards Codification 350 (“ASC 350”), Intangibles - Goodwill and Other, we perform an impairment analysis of goodwill and other indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that these assets may be impaired. The continued decline in oil prices has adversely affected our oil and gas business within our Industry Group segment, resulting in lower expected future revenue, operating income, and cash flow. In the thirteen weeks ended September 27, 2015, we updated our strategic plan for the oil and gas business and as a result reduced our forecasted cash flows. This change was deemed to be a triggering event for impairment testing of both oil and gas long-lived assets and goodwill within our Industry Group. Accordingly, we performed a goodwill impairment test following the two step process defined in ASC 350. We recognized impairment charges of $8.4 million on developed technology intangible assets and $18.2 million on goodwill. The total impairment charge of $26.6 million was included in impairment of goodwill and long-lived assets on our consolidated statements of operations within operating expenses for the thirteen and thirty-nine week periods ended September 27, 2015. As a result of our finalization of the impairment analysis in the fourth quarter of 2015, no additional adjustments were recorded to intangible assets, goodwill and impairment charges in our consolidated statements of operations.
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
Other Intangible Assets
Patents, trademarks and other acquired intangible assets are amortized using the straight-line method over their estimated useful lives of 2 to 10 years. Customer relationships are amortized using the straight-line method over their estimated useful lives of 5 to 10 years. Developed technology is amortized using the straight-line method over the estimated useful life of the related technology, which ranges from 5.5 years to 10 years. Note issuance costs were amortized over the life of the related debt, which was 7 years.
The gross amount of our other acquired intangible assets and the related accumulated amortization was as follows (in thousands):

	December 31,
	2015	2014
Patents, trademarks and other	$26,947	$25,333
Accumulated amortization	(15,804)	(12,805)
Net patents, trademarks and other	11,143	12,528
Customer relationships	21,245	21,739
Accumulated amortization	(8,083)	(5,863)
Net customer relationships	13,162	15,876
Developed technology	22,155	33,525
Accumulated amortization	(10,517)	(7,818)
Net developed technology	11,638	25,707
Note issuance costs	2,445	2,445
Accumulated amortization	(2,445)	(2,445)
Net note issuance costs	—	—
Total intangible assets included in other long-term assets	$35,943	$54,111
Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Patents, trademarks and other	$4,265	$5,965	$3,553
Customer relationships	2,675	2,317	2,376
Developed technology	3,495	3,720	2,327
Note issuance costs	—	—	146
Total amortization expense	$10,435	$12,002	$8,402

Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	Total
2016	$3,250	$2,681	$2,968	$8,899
2017	3,041	2,335	1,490	6,866
2018	1,932	2,319	1,360	5,611
2019	1,844	1,828	1,360	5,032
2020	1,076	1,562	1,360	3,998
Thereafter	—	2,437	3,100	5,537
Total future amortization expense	$11,143	$13,162	$11,638	$35,943

NOTE 9.	CREDIT FACILITIES AND RESTRICTED CASH
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
As of December 31, 2015, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.

Credit Facility
In July 2015, we entered into a credit facility agreement (the “Credit Facility”) with HSBC Bank plc (“HSBC”), whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of December 31, 2015, HSBC has issued $12.5 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.
Restricted Cash
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of December 31, 2015 were approximately $54.7 million. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheets.

NOTE 10.	WARRANTY RESERVES
The following is a summary of warranty reserve activity (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$13,005	$12,705	$12,049
Reductions for warranty costs incurred	(15,081)	(14,051)	(13,058)
Warranties issued	16,537	14,846	13,677
Translation and changes in estimates	(354)	(495)	37
Balance, end of period	$14,107	$13,005	$12,705

NOTE 11.	CONVERTIBLE NOTES
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

NOTE 12.	INCOME TAXES
Income before income taxes included the following components (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$23,287	$27,832	$32,549
Foreign	124,505	99,098	119,053
Total	$147,792	$126,930	$151,602
Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$12,534	$3,088	$(851)
State	1,079	861	419
Foreign	15,850	11,127	16,513
Total current income tax expense	29,463	15,076	16,081
U.S. deferred (benefit) expense	(2,529)	7,174	12,645
Foreign deferred benefit	(3,151)	(384)	(3,797)
Income tax expense	$23,783	$21,866	$24,929
The effective income tax rate applied to net income varied from the U.S. federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax expense at U.S. federal statutory rates	$51,727	$44,425	$53,061
Increase (decrease) resulting from:
State income taxes, net of federal benefit	774	861	857
Foreign tax benefit	(28,602)	(22,307)	(25,263)
Research and experimentation benefit	(2,675)	(2,785)	(5,966)
Foreign tax credit benefit	(3,203)	(1,490)	(2,152)
Lapse of a statute of limitation	(6,170)	(2,869)	(70)
Stock-based compensation	3,185	2,940	2,658
Non-deductible items	3,442	3,524	2,132
Goodwill impairment	5,775	—	—
Release of valuation allowance	—	(454)	—
Other	(470)	21	(328)
Income tax expense	$23,783	$21,866	$24,929
Our 2015 tax expense reflected comparatively lower tax rates in foreign jurisdictions where we earn most of our profits. The tax provision also included a benefit for the reduction of unrecognized tax benefits, interest and penalties for tax credit positions taken on returns which were closed for further examination due to the lapse of a statute of limitation.
Current taxes payable were reduced for excess tax benefits recorded to common stock and related to stock-based compensation of $2.1 million, $4.5 million and $6.4 million, respectively, in 2015, 2014 and 2013.

Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets – current	$10,566	$8,225
Deferred tax assets – non-current	6,719	6,605
Deferred tax liabilities – current	(441)	(218)
Deferred tax liabilities – non-current	(5,187)	(9,576)
Net deferred tax assets	$11,657	$5,036
Valuation allowance	$3,562	$4,350
The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accrued liabilities and reserves	$16,498	$14,941
Tax credit and loss carryforwards	5,126	7,437
Unrealized losses	558	2,219
Stock-based compensation	3,708	3,278
Other assets	5,263	4,775
Gross deferred tax assets	31,153	32,650
Valuation allowance	(3,562)	(4,350)
Net deferred tax assets	27,591	28,300
Deferred tax liabilities:
Fixed assets and intangibles	(14,445)	(18,004)
Revenue recognition	(312)	(2,800)
Other liabilities	(1,177)	(2,460)
Total deferred tax liabilities	(15,934)	(23,264)
Net deferred tax assets	$11,657	$5,036
Deferred tax benefit of $0.9 million, $2.6 million and $1.1 million was recorded in other comprehensive income in 2015, 2014 and 2013, respectively.
As of December 31, 2015 and 2014, our valuation allowance on deferred tax assets totaled $3.6 million and $4.4 million, respectively. In assessing the realizability of deferred tax assets, we utilize a more likely than not standard. If it is determined that it is “more likely than not” that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, historical operating performance, projected future taxable income and tax planning strategies in making this assessment.
Foreign net operating loss carryforwards as of December 31, 2015 were $17.5 million and do not expire.
State research and development tax credit carryforwards as of December 31, 2015 were $1.3 million and expire between 2016 and 2020.
As of December 31, 2015, U.S. income taxes have not been provided for approximately $387.4 million of cumulative undistributed earnings of several non-U.S. subsidiaries, as our current intention is to reinvest these earnings indefinitely outside the U.S. Foreign tax provisions have been provided for these cumulative undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Similarly, we have not provided deferred taxes on the cumulative translation adjustment related to those non-U.S. subsidiaries.

Unrecognized Tax Benefits and Other Tax Contingencies
A rollforward of our unrecognized tax benefits, including interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of period	$21,759	$23,966	$25,135
Increases for tax positions taken in current period	3,737	—	1,197
Increases for tax positions taken in prior periods	229	2,081	1,701
Decreases for tax positions taken in prior periods	(2,422)	(1,419)	(3,997)
Decreases for lapses in statutes of limitations	(6,170)	(2,869)	(70)
Unrecognized tax benefits, end of period	$17,133	$21,759	$23,966
Non-current unrecognized tax benefits as of December 31, 2015 and 2014 of $16.4 million and $21.8 million were classified on the balance sheet as a component of other liabilities and relate mainly to uncertainty surrounding tax credits, transfer pricing, domestic manufacturing deductions and permanent establishment.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accruals for interest and penalties of $2.9 million and $3.1 million as of December 31, 2015 and 2014, respectively.
Tax expense included the following relating to interest and penalties (in thousands):

	Year Ended December 31,
	2015	2014	2013
Benefit for lapses of statutes of limitations and settlement with taxing authorities	$(393)	$(202)	$(24)
Accruals (benefits) for current and prior periods	272	(405)	1,698
Total interest and penalties	$(121)	$(607)	$1,674
It is reasonably possible that the total amount of the unrecognized tax benefit will change during the next 12 months; however, we do not expect the potential change to have a material effect on our consolidated results of operations or financial position in the next year.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of December 31, 2015:

Jurisdiction	Open Tax Years
U.S.	2012 and forward
The Netherlands	2013 and forward
Czech Republic	2013 and forward

NOTE 13.	RESTRUCTURING AND REORGANIZATION
Second Quarter 2014 Realignment
During the second quarter of 2014, we implemented a realignment plan (the “Realignment Plan”) aimed at improving our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We also shifted our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, in order to better position us to pursue our growth strategy. The Realignment Plan activities included the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of those operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources. This plan was completed at the end of 2014 and we do not expect to incur any additional costs under this plan.

The following table summarizes the costs incurred under the Realignment Plan (in thousands):

	Year Ended December 31,
Realignment Costs	2015	2014
Inventory write-offs	$—	$1,627
Acceleration of acquisition-related earn-out	—	2,500
Impairment and other asset write-offs	—	3,973
Restructuring activities	(563)	17,128
Total	$(563)	$25,228
These costs have been recorded in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
Statement of Operations Classification	2015	2014
Cost of sales	$—	$1,627
Selling, general and administrative	—	6,473
Restructuring and reorganization	(563)	17,128
Total	$(563)	$25,228
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
Restructuring and Reorganization Accrual
The following tables summarize the charges, expenditures, write-offs and adjustments related to our restructuring and reorganization accrual (in thousands):

Year Ended December 31, 2015	Second Quarter 2014 Realignment
Beginning accrued liability	$9,161
Charged to expense, net	(563)
Expenditures	(7,310)
Write-offs and adjustments	(633)
Ending accrued liability	$655

Year Ended December 31, 2014	Second Quarter 2014 Realignment	First Quarter 2014 Restructuring	Group Structure Organization	Total
Beginning accrued liability	$—	$—	$50	$50
Charged to expense, net	17,128	1,331	—	18,459
Expenditures	(7,553)	(1,327)	(50)	(8,930)
Write-offs and adjustments	(414)	(4)	—	(418)
Ending accrued liability	$9,161	$—	$—	$9,161

NOTE 14.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $66.3 million at December 31, 2015. These commitments expire at various times through the first quarter of 2020.

NOTE 15.	LEASE OBLIGATIONS
We have operating leases for various vehicles and equipment, as well as for certain of our manufacturing and administrative facilities that extend through 2034. The facilities lease agreements generally provide for payment of base rental amounts plus our share of property taxes and common area costs as well as renewal options at current market rates.
Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense was $5.8 million, $9.5 million, and $7.4 million in 2015, 2014, and 2013, respectively.
The approximate future minimum rental payments due under these agreements as of December 31, 2015, were as follows (in thousands):

Minimum Rental Payment
2016	$8,468
2017	6,452
2018	5,170
2019	4,161
2020	3,685
Thereafter	35,185
Total	$63,121

NOTE 16.	SHAREHOLDERS’ EQUITY
PEO Combination
On February 21, 1997, we acquired substantially all of the assets and liabilities of the electron optics business of Koninklijke Philips Electronics N.V. (the “PEO Combination”), in a transaction accounted for as a reverse acquisition. As part of the PEO Combination, we agreed to issue to Philips additional shares of our common stock whenever stock options that were outstanding on the date of the closing of the PEO Combination are exercised. Any such additional shares are issued at a rate of approximately 1.22 shares to Philips for each share issued on exercise of these options. We receive no additional consideration for these shares issued to Philips under this agreement. We did not issue any shares in 2015, 2014 or 2013 to Philips under this agreement. As of December 31, 2015, 165,000 shares of our common stock are potentially issuable and reserved for issuance as a result of this agreement.
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
The following table sets forth share repurchase information for the periods indicated:

	Year Ended December 31,
	2015		2014
Total number of shares repurchased	1,396,693		795,321
Average price paid per share	$76.78		$78.61
Total value of shares repurchased	$107.2	million	$62.5	million
There were no shares repurchased in 2013.
As of December 31, 2015, 934,603 shares remained available for repurchase pursuant to this program.
Dividends to Shareholders
In June 2012, we announced our plan to initiate a quarterly dividend and our Board has declared dividends each quarter since the plan’s inception. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.

NOTE 17.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
In 1998, we implemented an Employee Share Purchase Plan (“ESPP”). At our 2015 Annual Meeting of Shareholders, which was held on May 7, 2015, our shareholders approved an amendment to our ESPP to increase the number of shares of our common stock reserved for issuance under the plan from 4,200,000 to 4,450,000.
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
A total of 138,834 shares were purchased pursuant to the ESPP during 2015 at a weighted average purchase price of $68.71 per share, which represented a weighted average discount of $12.13 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2015, 1,133,066 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.
1995 Stock Incentive Plan
Also at our 2015 Annual Meeting of Shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 11,250,000 to 11,500,000.
We maintain stock incentive plans for selected directors, officers, employees and certain other parties that allow the Board of Directors to grant nonqualified stock options, stock and cash bonuses, stock appreciation rights, restricted stock units (“RSUs”), performance RSUs and restricted shares. The Board of Directors’ ability to grant options under the 1995 Plan will terminate, if the plan is not amended, when all shares reserved for issuance have been issued and all restrictions on such shares have lapsed, or earlier, at the discretion of the Board of Directors.
The following table sets forth certain information regarding the 1995 Plan:

December 31, 2015
Shares available for grant	1,677,245
Shares of common stock reserved for issuance	3,145,597
The following table sets forth certain information regarding all options outstanding and exercisable:

	December 31, 2015
	Options Outstanding		Options Exercisable
Number	900,413		314,170
Weighted average exercise price	$70.48		$56.38
Aggregate intrinsic value	$8.4	million	$7.3	million
Weighted average remaining contractual term	5.0 years		3.6 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	December 31, 2015
	RSUs Nonvested		RSUs Expected to Vest
Number	567,939		490,846
Weighted average grant date per share fair value	$78.84		$78.60
Aggregate intrinsic value	$45.3	million	$39.2	million
Weighted average remaining term to vest	1.8 years		1.8 years
As of December 31, 2015, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $44.0 million, which will be recognized over the weighted average remaining vesting period of 1.9 years.

Activity under these plans was as follows (share amounts in thousands):

	Year Ended December 31, 2015
	Shares Subject to Options	Weighted Average Exercise Price
Balance, beginning of period	808	$61.27
Granted	386	80.32
Forfeited	(124)	73.54
Exercised	(170)	37.11
Balance, end of period	900	70.48

	Year Ended December 31, 2015
	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Balance, beginning of period	579	$69.72
Granted	307	80.45
Forfeited	(75)	70.76
Vested	(243)	61.67
Balance, end of period	568	78.84
Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value of stock options granted	$31,031	$18,856	$16,283
Weighted average grant-date fair value of restricted stock units	24,709	16,172	20,415
Total intrinsic value of stock options exercised	6,764	8,730	13,169
Fair value of restricted stock units vested	15,011	14,461	11,452
Cash received from stock options exercised and shares purchased under all stock-based arrangements	16,067	14,771	16,545
Tax benefit realized for stock options	2,132	4,526	6,495
Our stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$3,446	$3,276	$2,427
Research and development	2,788	2,727	2,156
Selling, general and administrative	16,145	17,129	13,744
Total stock-based compensation	$22,379	$23,132	$18,327
Stock-based compensation costs related to inventory or fixed assets were not significant in the years ended December 31, 2015, 2014 and 2013.

Stock-Based Compensation Assumptions
The following weighted average assumptions were used in determining fair value pursuant to the Black-Scholes option pricing model:

Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.06% - 1.07%	0.06% - 0.89%	0.07% - 1.72%
Dividend yield	1.23% - 1.57%	0.48% - 1.22%	0.44% - 0.59%
Volatility	24% - 30%	29% - 34%	23% - 43%
Expected term:
RSU and option plans	2.4 - 2.9 years	2.8 - 3.1 years	3.1 - 5.1 years
Employee share purchase plan	6 months	6 months	6 months
The risk-free rate used is based on the U.S. Treasury yield over the expected term of the options granted. We estimate the dividend yield based on the historical trend and our expectation of future dividends. Dividend yield is calculated based on the annualized cash dividends per share declared during the quarter and the closing stock price on the date of grant. The expected volatility is calculated based on the historical volatility of our common stock over the expected term. The expected term for options is estimated based on historical exercise data and for ESPP it is based on the life of the purchase period.
For further information regarding stock-based compensation assumptions and calculation of expense, see Note 1 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NOTE 18.	EMPLOYEE BENEFIT PLANS
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
Employees in The Netherlands participate with other companies in making collectively-bargained payments to the Metal-Electro Industry pension fund. We are responsible for the employer contributions to this fund, but are not obligated to make additional payments to cover any underfunded portions. Pension costs relating to this multi-employer plan were $5.0 million, $6.6 million and $6.5 million in 2015, 2014 and 2013, respectively.
Outside the U.S. and The Netherlands, employees are covered under various defined contribution and defined benefit plans as required by local law.
Plan costs for our defined contribution plans outside the U.S. and The Netherlands totaled $3.1 million, $3.3 million and $3.6 million, in 2015, 2014 and 2013, respectively. Due to the immateriality of our defined benefit pension plan costs, we have not included all required disclosures.
Profit Share and Variable Compensation Programs
We maintain an Employee Profit Share Plan and a Management Variable Compensation Plan for management-level employees to reward achievement of corporate and individual objectives. The Compensation Committee of the Board of Directors generally determines the structure of the overall incentive program at the beginning of each year. In setting the structure and the amount of the overall target incentive pool, the Compensation Committee considers potential size of the pool in relation to our earnings and other financial estimates, the achievability of the corporate targets under the plan, historical payouts under the plan and other factors. The total costs of these plans were $13.1 million, $9.1 million, and $12.8 million in 2015, 2014 and 2013, respectively.
Profit Sharing 401(k) Plan
We maintain a profit sharing 401(k) plan that covers substantially all U.S. employees. Employees may elect to defer a portion of their compensation, and we may contribute an amount approved by the Board of Directors. We match 100% of employee contributions to the 401(k) plan up to 3% of each employee’s eligible compensation. Employees must meet certain requirements to be eligible for the matching contribution. We contributed $2.2 million, $2.1 million and $2.1 million in 2015, 2014 and 2013 to this plan, respectively. Our 401(k) plan does not allow for the investment in shares of our common stock.

Effective January 1, 2016, we began matching 100% of employee contributions to the 401(k) plan up to 4% of each employee’s eligible compensation.
Deferred Compensation Plan
We maintain a deferred compensation plan (the “Plan”), which permits certain employees to defer payment of a portion of their annual compensation. We do not match deferrals or make any additional contributions to the Plan. Distributions from the Plan are generally payable as a lump sum payment or in multi-year installments as directed by the participant according to the Plan provisions. Undistributed amounts under the Plan are subject to the claims of our creditors. As of December 31, 2015 and 2014, the invested amounts under the Plan totaled $8.7 million and $7.4 million, respectively, and were recorded on our balance sheets as non-current investments in marketable securities and as a long-term liability to recognize undistributed amounts due to employees.

NOTE 19.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during 2015 were as follows:

•	one of the members of our Board of Directors served on the Board of Directors of Applied Materials, Inc.;

•	one of the members of our Board of Directors serves on the Board of Directors of Electro Scientific Industries, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Year Ended December 31,
Sales to Related Parties	2015	2014	2013
Product sales:
Applied Materials, Inc.	$161	$2,706	$4,656
Electro Scientific Industries, Inc.	23	390	—
Oregon Health and Science University	724	364	555
Total product sales to related parties	908	3,460	5,211
Service sales:
Applied Materials, Inc.	526	829	719
Oregon Health and Science University	332	347	85
Total service sales to related parties	858	1,176	804
Total sales to related parties	$1,766	$4,636	$6,015
Purchases from Related Parties
Electro Scientific Industries, Inc.	$19	$—	$—
Oregon Health and Science University	13	119	353
TMC BV	1,534	2,348	580
Total purchases from related parties	$1,566	$2,467	$933
Amounts due from (to) related parties were as follows (in thousands):

December 31, 2015
Oregon Health and Science University	$931
TMC BV	(129)
Due from related parties, net	$802

NOTE 20.	SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We are organized based on a group structure, which we categorize as the Industry Group and the Science Group
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Year Ended December 31,
	2015	2014	2013
Sales to External Customers:
Industry Group	$446,301	$450,198	$427,731
Science Group	483,831	506,082	499,723
Total	$930,132	$956,280	$927,454
Gross Profit:
Industry Group	$233,058	$229,959	$222,675
Science Group	221,533	218,196	216,110
Total	$454,591	$448,155	$438,785

	December 31, 2015	December 31, 2014
Goodwill:
Industry Group	$60,360	$76,858
Science Group	85,247	93,915
Total	$145,607	$170,773
Total Assets:
Industry Group	$516,397	$444,168
Science Group	488,096	470,899
Corporate and Eliminations	345,356	502,751
Total	$1,349,849	$1,417,818
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
In 2015, 2014, and 2013 our top 10 customers accounted for approximately 25.3%, 27.0% and 25.0% of our total annual net revenue, respectively. One customer accounted for just over 10% of total annual net revenue during 2013 and no customers accounted for 10% or more of total annual net revenue in 2015 and 2014.
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

The following table summarizes sales by geographic region (in thousands):

	Year Ended December 31,
	2015			2014			2013
	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total	Product Sales	Service Sales	Total
U.S. and Canada	$192,440	$105,255	$297,695	$207,623	$97,966	$305,589	$167,876	$92,759	$260,635
Europe	182,720	64,196	246,916	200,995	66,799	267,794	205,857	64,803	270,660
Asia-Pacific Region and Rest of World	310,491	75,030	385,521	314,048	68,849	382,897	335,705	60,454	396,159
Consolidated net sales	$685,651	$244,481	$930,132	$722,666	$233,614	$956,280	$709,438	$218,016	$927,454
Our long-lived assets were geographically located as follows (in thousands):

	December 31, 2015	December 31, 2014
United States	$72,548	$76,553
The Netherlands	52,456	59,722
The Czech Republic	36,149	36,534
Other	39,167	58,073
Total	$200,320	$230,882

NOTE 21.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Trading securities:
Equity securities – mutual funds	$8,677	$—	$—	$8,677
Derivative contracts, net	—	1,013	—	1,013
Total	$8,677	$1,013	$—	$9,690

December 31, 2014	Level 1	Level 2	Level 3	Total
Available for sale marketable securities:
U.S. treasury notes	$17,608	$—	$—	$17,608
Agency bonds (1)	—	51,951	—	51,951
Commercial paper	—	13,500	—	13,500
Certificates of deposit	—	19,122	—	19,122
Municipal bonds	—	27,119	—	27,119
Corporate bonds	—	10,902	—	10,902
Trading securities:
Equity securities – mutual funds	7,351	—	—	7,351
Derivative contracts, net	—	(2,739)	—	(2,739)
Total	$24,959	$119,855	$—	$144,814

(1) Agency bonds are securities backed by U.S. government-sponsored entities.
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the year ended December 31, 2015.
We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

NOTE 22.	DERIVATIVE INSTRUMENTS
In the normal course of business, we are exposed to foreign currency risk and we use derivatives to mitigate financial exposure from movements in foreign currency exchange rates.
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	December 31, 2015	December 31, 2014
Cash flow hedges	$150,000	$222,000
Balance sheet hedges	195,653	153,499
Total outstanding derivative contracts	$345,653	$375,499
The outstanding contracts at December 31, 2015 have varying maturities through the fourth quarter of 2016. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at December 31, 2015. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Foreign currency loss, inclusive of the impact of derivatives	$(2,189)	$(1,810)	$(2,808)
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
These derivatives meet the criteria to be designated as cash flow hedges and, accordingly, we record the change in fair value of the effective portion of these hedge contracts relating to anticipated transactions in other comprehensive income rather than net income until the underlying hedged transaction affects net income. Gains and losses resulting from the ineffective portion of the hedge contracts, if any, are recognized as a component of net income. Gains and losses related to cash flow derivative contracts not designated as hedging instruments are recorded as a component of net income.

Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$2,908	$(943)	$1,965	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	545	(238)	307	1,330	(71)	1,259
Total	$3,453	$(1,181)	$2,272	$1,330	$(71)	$1,259

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2014	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$—	$—	$—	$3,283	$(865)	$2,418
Foreign exchange contracts not designated as hedging instruments	2,456	(670)	1,786	4,729	(2,622)	2,107
Total	$2,456	$(670)	$1,786	$8,012	$(3,487)	$4,525
The effect of derivative instruments was as follows (in thousands):

	Year Ended December 31,
Foreign Exchange Contracts in Cash Flow Hedging Relationships	2015	2014	2013
Amount of gain/(loss):
Recognized in OCI (effective portion)	$(1,902)	$(6,631)	$(1,934)
Reclassified from accumulated OCI into revenue (effective portion)	(112)	176	33
Reclassified from accumulated OCI into cost of sales (effective portion)	(10,786)	(7,930)	(790)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(127)	(336)	(80)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(9,619)	$(6,532)	$(4,802)
The unrealized losses at December 31, 2015 are expected to be reclassified to net income during the next twelve months as a result of the underlying hedged transactions also being recorded in net income.

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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), Internal Control - Integrated Framework (2013). The scope of management’s evaluation excluded DCG Systems Inc., which we acquired December 10, 2015, as described in Frequently Asked Question No. 3 (Oct. 6, 2004) regarding Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (June 5, 2003). Accordingly, management’s assessment of our internal control over financial reporting does not include internal control over financial reporting of DCG Systems Inc., which represented 13.5% of our total assets and 18.4% of our net assets at December 31, 2015, and generated 0.1% of our total revenue and 1.2% of our net income during the year then ended. Based on our assessment using those criteria, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
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
We have audited FEI Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FEI Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FEI Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FEI Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
February 22, 2016

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance Matters
Information required by this item will be included under the captions Governance, Code of Conduct, Proposal No. 1 Election of Directors, Meetings and Committees of the Board of Directors, Executive Officers, Membership of the Audit Committee and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference herein.
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
Item 11. Executive Compensation
Information required by this item will be included under the captions Director Compensation, Executive Compensation, Compensation Discussion and Analysis for Named Executive Officers, Compensation Committee Report, Summary Compensation Table, Grants of Plan-Based Awards for Fiscal Year Ended 2015, Outstanding Equity Awards at Fiscal Year End for Fiscal Year Ended 2015, Option Exercises and Stock Vested for Fiscal Year Ended 2015, Nonqualified Deferred Compensation for Fiscal Year Ended 2015, Potential Payments Upon Termination of Employment, Compensation Committee Interlocks and Insider Participation and Risk Assessment in Compensation Programs in our Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance Under Equity Compensation Plans in our Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
Information required by this item will be included under the caption Proposal No. 3 Advisory Approval on the Appointment of Public Accounting Firm in our Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation (6)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation (8)

3.3	Amended and Restated Bylaws, as amended on September 15, 2014 (12)

10.1+	1995 Stock Incentive Plan, as amended (17)

10.2+	1995 Supplemental Stock Incentive Plan (2)

10.3+	Form of Nonstatutory Stock Option Agreement (5)

10.4+	Employee Share Purchase Plan, as amended (17)

10.5+	Amended and Restated Executive Change of Control and Severance Agreement by and between Dr. Don Kania and FEI Company (10)

10.6+	FEI Company Nonqualified Deferred Compensation Plan, as amended (3)

10.7	Lease Agreement, dated December 11, 2002, by and among FEI, Technologicky Park Brno, a.s. and FEI Czech Republic, s.r.o. (4)

10.8	Deed of Sale, Purchase and Delivery by and between the Company, Daro Vastgoed B.V. in liquidation and Stichting Daro Vastgoed, dated June 6, 2013 (1)

10.9+	Form of Indemnity Agreement for Directors and Executive Officers of FEI

10.10+	Description of Compensation of Non-Employee Directors (7)

10.11+	2015 FEI Management Variable Compensation Plan Program Summary Description (16)

10.12
Credit Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, and each of the Lenders party thereto from time to time (11)

10.13	Security and Pledge Agreement, dated as of June 4, 2008, by and among FEI Company, the Guarantors party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent (11)

10.14
First Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of March 3, 2009, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (14)

10.15+	Amended and Restated Form of Executive Change of Control and Severance Agreement for Bradley Thies (10)

10.16
Second Amendment to Credit Agreement, Security and Pledge Agreement and Disclosure Letter, dated as of April 26, 2011, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (15)

10.17
Agreement on Future Lease Agreement and on Rights and Duties in Connection with Acquisition and Development by and between CTP Property X, spol. s r.o. and FEI Czech Republic s.r.o. dated June 4, 2012 (9)

10.18	Form of Lease Agreement by and between CTP Property X, spol. s r.o. and FEI Czech Republic s.r.o. (9)

10.19
Third Amendment to Credit Agreement, dated as of July 3, 2014, by and among FEI Company, the Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (18)

10.20+	Offer Letter with Anthony L. Trunzo dated February 25, 2015 (19)

10.21+	Form of Executive Change of Control and Severance Agreement for Anthony L. Trunzo (19)

10.22+	Letter Agreement with Raymond A. Link dated March 27, 2015 (20)

10.23+	Consulting Agreement with Raymond A. Link effective December 1, 2015 (20)

10.24+	Form of Performance-based Restricted Stock Unit Agreement

14	Code of Conduct (13)

21	Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to our Registration Statement on Form S-3, filed on April 23, 2001.

(4)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(7)	Incorporated by reference to our Annual report on Form 10-K for the year ended December 31, 2013.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2012.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2011.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2014.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2009.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2011.

(16)	Incorporated by reference to our Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2015.

(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2014.

(19)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2015.

(20)	Incorporated by reference to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2015.
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

Date: February 22, 2016	FEI COMPANY

	By	/s/ DON R. KANIA
Don R. Kania
Director, President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2016:

Signature	Title

/s/ DON R. KANIA
Don R. Kania	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ ANTHONY L. TRUNZO
Anthony L. Trunzo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ HOMA BAHRAMI
Homa Bahrami	Director

/s/ ARIE HUIJSER
Arie Huijser	Director

/s/ THOMAS F. KELLY
Thomas F. Kelly	Director

/s/ JAN C. LOBBEZOO
Jan C. Lobbezoo	Director

/s/ JAMI K. NACHTSHEIM
Jami K. Nachtsheim	Director

/s/ JAMES T. RICHARDSON
James T. Richardson	Director

/s/ RICHARD H. WILLS
Richard H. Wills	Director