Form 10-Q
period 2016-04-03
FEI CO
filed 2016-05-09
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of May 2, 2016 was 40,859,878.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	April 3, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$328,076	$300,911
Restricted cash	16,272	19,119
Receivables, net of allowances for doubtful accounts of $2,282 and $2,789	216,623	213,128
Inventories	199,812	170,513
Deferred tax assets	—	10,566
Other current assets	63,719	33,614
Total current assets	824,502	747,851
Long-term investments in marketable securities	8,940	8,677
Long-term restricted cash	22,544	22,113
Property, plant and equipment, net of accumulated depreciation of $138,543 and $130,029	165,709	155,608
Intangible assets, net of accumulated amortization of $41,508 and $36,849	64,996	35,943
Goodwill	258,240	145,607
Deferred tax assets	12,885	6,719
Long-term inventories	54,981	47,109
Other assets, net	23,072	180,222
Total Assets	$1,435,869	$1,349,849
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$64,339	$58,708
Accrued payroll liabilities	40,170	38,643
Accrued warranty reserves	15,424	14,107
Deferred revenue	120,633	101,155
Income taxes payable	6,683	12,124
Accrued restructuring and reorganization	516	655
Other current liabilities	60,341	52,630
Total current liabilities	308,106	278,022
Long-term deferred revenue	46,343	44,745
Other liabilities	45,470	37,006
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 40,860 and 40,855 shares issued and outstanding, no par value	537,645	533,062
Retained earnings	548,693	538,053
Accumulated other comprehensive loss	(50,388)	(81,039)
Total Shareholders’ Equity	1,035,950	990,076
Total Liabilities and Shareholders’ Equity	$1,435,869	$1,349,849

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Net sales:
Products	$162,278	$164,059
Service	66,366	56,757
Total net sales	228,644	220,816
Cost of sales:
Products	82,665	81,501
Service	38,707	34,044
Total cost of sales	121,372	115,545
Gross profit	107,272	105,271
Operating expenses:
Research and development	27,645	23,322
Selling, general and administrative	49,239	45,822
Restructuring and reorganization	(102)	(121)
Total operating expenses	76,782	69,023
Operating income	30,490	36,248
Other expense:
Interest income	184	211
Interest expense	(454)	(94)
Other, net	(821)	(1,084)
Total other expense, net	(1,091)	(967)
Income before income taxes	29,399	35,281
Income tax expense	6,497	7,269
Net income	$22,902	$28,012
Basic net income per share	$0.56	$0.67
Diluted net income per share	$0.56	$0.66
Cash dividends declared per share	$0.30	$0.25
Shares used in per share calculations:
Basic	40,858	41,796
Diluted	41,202	42,185

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Net income	$22,902	$28,012
Other comprehensive income (loss), net of taxes:
Change in cumulative translation adjustment	29,032	(54,629)
Change in unrealized gain on available-for-sale securities	—	55
Change in minimum pension liability	(27)	89
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge instruments	624	(3,792)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	1,022	2,768
Comprehensive income (loss)	$53,553	$(27,497)

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$22,902	$28,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,793	5,981
Amortization	3,655	2,890
Stock-based compensation	5,839	5,949
Loss on disposals of property, plant and equipment and other	(1)	(133)
Income taxes (receivable) payable, net	(13,881)	2,148
Deferred income taxes	2,941	(2,099)
Decrease (increase), net of acquisitions, in:
Receivables, net	11,126	(14,386)
Inventories	1,955	(3,876)
Other assets	(19,031)	2,185
Increase (decrease), net of acquisitions, in:
Accounts payable	1,038	(783)
Accrued payroll liabilities	(6,353)	(6,313)
Accrued warranty reserves	250	496
Deferred revenue	12,522	8,452
Accrued restructuring and reorganization	(164)	(4,958)
Other liabilities	(1,450)	(441)
Net cash provided by operating activities	28,141	23,124
Cash flows from investing activities:
Decrease in restricted cash	4,265	2,372
Acquisition of property, plant and equipment	(6,140)	(5,192)
Payments for acquisitions, net of cash acquired	—	(5,377)
Purchase of investments in marketable securities	—	(44,240)
Redemption of investments in marketable securities	—	36,619
Other	(236)	(68)
Net cash used in investing activities	(2,111)	(15,886)
Cash flows from financing activities:
Dividends paid on common stock	(12,260)	(10,450)
Withholding taxes paid on issuance of vested restricted stock units	(510)	(1,114)
Proceeds from exercise of stock options and employee stock purchases	2,826	3,705
Excess tax benefit for share based payment arrangements	99	431
Repurchases of common stock	(943)	(8,296)
Net cash used in financing activities	(10,788)	(15,724)
Effect of exchange rate changes	11,923	(23,765)
Increase (decrease) in cash and cash equivalents	27,165	(32,251)
Cash and cash equivalents:
Beginning of period	300,911	300,507
End of period	$328,076	$268,256
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$16,678	$5,942
Cash paid for interest	376	59
Increase (decrease) in fixed assets related to transfers from inventories	2,394	(901)
Dividends declared but not paid	12,258	10,450
Accrued purchases of plant and equipment	1,192	398
Accrued repurchases of common stock	—	1,785
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen week period ended April 3, 2016 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on February 22, 2016.
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
NOTE 2.    NEW ACCOUNTING PRONOUNCEMENTS
ASU 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendment simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2016 with early application permitted, including interim reporting periods within that reporting period, and the new standard will become effective for us on January 1, 2017. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures.
ASU 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendment improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The amendment is effective for fiscal years beginning after December 15, 2018 with early application permitted, including interim reporting periods within that reporting period, and the new standard will become effective for us on January 1, 2019. We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures.
ASU 2015-17
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires presentation of deferred tax assets and liabilities as noncurrent in a classified balance sheet. Early application is permitted for periods beginning after December 15, 2015, including interim reporting periods within that reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early-adopted the ASU on a prospective basis as of January 1, 2016 and the statement of financial position as of April 3, 2016 reflects the revised classification of current deferred tax assets and liabilities as noncurrent. Adoption of the ASU resulted in an immaterial reclassification between current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. There was no impact on balances in prior periods. There is no other impact on our consolidated financial statements for early-adopting the ASU.
ASU 2015-16
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It eliminates the requirement to retrospectively account for those adjustments. We adopted the ASU on January 1, 2016 however there was no significant impact on our current and previously issued consolidated financial statements.
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

NOTE 3.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 3, 2016			March 29, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$22,902	40,858	$0.56	$28,012	41,796	$0.67
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	344	—	—	389	(0.01)
Diluted EPS	$22,902	41,202	$0.56	$28,012	42,185	$0.66

The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Stock options	628	377
Restricted stock units	13	148

NOTE 4.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
At our 2015 Annual Meeting of Shareholders, which was held on May 7, 2015 our shareholders approved an amendment to our ESPP to increase the number of shares of our common stock reserved for issuance under the plan from 4,200,000 to 4,450,000.
1995 Stock Incentive Plan
Also at our 2015 Annual Meeting of Shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 11,250,000 to 11,500,000.
The following table sets forth certain information regarding the 1995 Plan:

April 3, 2016
Shares available for grant	1,635,526
Shares of common stock reserved for issuance pursuant to outstanding exercisable securities	3,109,300
The following table sets forth certain information regarding all options outstanding and exercisable:

	April 3, 2016
	Options Outstanding		Options Exercisable
Number	898,248		308,697
Weighted average exercise price	$72.15		$57.97
Aggregate intrinsic value	$16.2	million	$9.9	million
Weighted average remaining contractual term	5.0 years		3.5 years

The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	April 3, 2016
	RSUs Unvested		RSUs Expected to Vest
Number	575,526		503,550
Weighted average grant date per share fair value	$78.99		$78.89
Aggregate intrinsic value	$51.9	million	$45.4	million
Weighted average remaining term to vest	1.7 years		1.6 years
As of April 3, 2016, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $41.0 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Cost of sales	$887	$792
Research and development	779	630
Selling, general and administrative	4,173	4,527
Total stock-based compensation	$5,839	$5,949

NOTE 5.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
On March 24, 2016, we entered into a credit agreement (the “Credit Agreement”), by and among FEI Company, FEI Electron Optics International B.V. (“FEI International”), FEI Electron Optics B.V. (“FEI Electron Optics”, and collectively with FEI Company and FEI International, the “Borrowers”) and DCG Systems, Inc., as Guarantor, the Lenders listed on the signature pages thereof (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent (“Agent”). The Credit Agreement provides for a $200.0 million unsecured revolving credit facility, including a $100.0 million subfacility for loans in euros, a $10.0 million subfacility for swingline loans and a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to Agent, request to increase the revolving loan commitments by an aggregate amount of up to $200.0 million with new or additional commitments subject only to the consent of the Lenders providing the new or additional commitments, for a total unsecured credit facility of up to $400.0 million. The Credit Agreement provides for financial covenants that require us to maintain a minimum interest coverage ratio and limit the maximum leverage that Borrower can maintain at any one time.
As of April 3, 2016, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
At closing, we used cash on hand to pay related fees under our existing $100.0 million secured revolving credit facility (the “2008 Credit Facility”). We terminated the 2008 Credit Facility without penalty or premium.
Credit Facility
We have a credit facility agreement (the “Credit Facility”) with HSBC Bank plc (“HSBC”), whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of April 3, 2016, HSBC has issued $10.9 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.

Restricted Cash
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of April 3, 2016 were approximately $48.1 million. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheets.

NOTE 6.	INVENTORIES
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
Inventories consisted of the following (in thousands):

	April 3, 2016	December 31, 2015
Raw materials and assembled parts	$74,065	$56,348
Service inventories, estimated current requirements	13,559	11,556
Work-in-process	82,321	75,710
Finished goods	29,867	26,899
Total current inventories	$199,812	$170,513
Non-current inventories	$54,981	$47,109

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Balance, beginning of period	$145,607	$170,773
Goodwill additions	108,002	4,100
Goodwill adjustments	4,631	(7,950)
Balance, end of period	$258,240	$166,923
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
Acquisition of DCG Systems, Inc.
On December 10, 2015, we acquired 100% of the outstanding shares of DCG Systems, Inc. (“DCG”) for approximately $161.8 million in cash. DCG, with approximately 200 employees and headquarters in Fremont, California, is a leading supplier of electrical fault characterization, localization and editing tools, providing process development, yield ramp and failure analysis applications for a wide range of semiconductor and electronics manufacturers.
The total purchase price of the acquisition was $182.2 million. We incurred $3.3 million in transactional costs during the thirteen week period ended December 31, 2015, which were recorded in selling, general and administrative costs in our consolidated statements of operations. The excess of the purchase price over the fair value of the net assets acquired was $108.0 million, which was recorded as goodwill in the Industry Group and is primarily related to expected future cash flows attributable to the synergies expected to be realized after our acquisition and integration of the acquired electrical fault analysis (“EFA”) business.

The preliminary fair values of the assets acquired and liabilities assumed in the acquisition were recognized as follows (in thousands):

Purchase Price Allocation
Current assets	$64,335
Non-current assets	9,930
Deferred tax assets	207
Current liabilities	(23,859)
Non-current liabilities	(7,889)
Net tangible assets acquired	42,724
Intangible assets acquired:
Developed technology	10,500
In-process research and development	13,100
Customer relationships	6,900
Backlog	1,000
Total intangible assets acquired	31,500
Goodwill	108,002
Total	$182,226
The acquired intangible assets are being amortized using the following methodologies and over the following estimated useful lives:

Intangible Asset	Amortization Methodology	Estimated Useful Life	Weighted Average Amortization Period
Developed technology	Straight-line	2 - 4 years	3.1 years
In-process research and development	Straight-line	3 years	3.0 years
Customer relationships	Straight-line	10 years	10.0 years
Backlog	Amortized when revenue is recognized	0.5 - 1.5 years	0.8 years
Total intangible assets			4.5 years
The allocation of purchase price consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon preliminary estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of preliminary purchase price allocation that are not yet finalized are certain tax matters. We are also still in the process of determining how much of the goodwill may be deductible for income tax purposes.
In the thirteen week period ended April 3, 2016, the acquired business contributed revenue of $13.8 million and a net loss of $1.8 million to our consolidated financial results.
No pro forma financial information has been provided for this acquisition as it is not significant compared to our overall consolidated financial position.
Intangible Assets
Patents, trademarks and other acquired intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 6 months to 10 years. Customer relationships are amortized using the straight-line method over their estimated useful lives ranging from 5 to 10 years. Developed technology is amortized using the straight-line method over the estimated useful life of the related technology ranging from 2 to 10 years. In-process research and development costs are amortized using the straight-line method over their estimated useful lives ranging from 3 to 5.5 years.

The gross amount of our acquired intangible assets and the related accumulated amortization was as follows (in thousands):

	April 3, 2016	December 31, 2015
Patents, trademarks and other	$25,754	$24,278
Accumulated amortization	(15,257)	(13,923)
Net patents, trademarks and other	10,497	10,355
Customer relationships	28,922	21,245
Accumulated amortization	(9,226)	(8,083)
Net customer relationships	19,696	13,162
Developed technology	33,533	22,155
Accumulated amortization	(12,577)	(10,517)
Net developed technology	20,956	11,638
In-process research and development	15,850	2,669
Accumulated amortization	(2,003)	(1,881)
Net in-process research and development	13,847	788
Total intangible assets, net	$64,996	$35,943
Amortization expense was as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Patents, trademarks and other	$980	$1,011
Customer relationships	843	639
Developed technology	1,710	853
In-process research and development	76	60
Total amortization expense	$3,609	$2,563
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	In-Process Research and Development	Total
2016	$2,777	$2,596	$5,253	$234	$10,860
2017	2,665	3,092	5,515	2,696	13,968
2018	2,004	3,131	2,878	4,367	12,380
2019	1,913	2,569	2,878	4,367	11,727
2020	1,132	2,316	1,501	2,183	7,132
Thereafter	6	5,992	2,931	—	8,929
Total future amortization expense	$10,497	$19,696	$20,956	$13,847	$64,996

NOTE 8.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Balance, beginning of period	$14,107	$13,005
Reductions for warranty costs incurred	(2,891)	(3,200)
Warranties issued	3,968	3,676
Translation and changes in estimates	240	(334)
Balance, end of period	$15,424	$13,147

NOTE 9.	INCOME TAXES
Our tax provision for the thirteen week period ended April 3, 2016 consisted of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	April 3, 2016	December 31, 2015
Deferred tax assets – current	$—	$10,566
Deferred tax assets – non-current	12,885	6,719
Deferred tax liabilities – current	—	(441)
Deferred tax liabilities – non-current	(5,383)	(5,187)
Net deferred tax assets	$7,502	$11,657
Valuation allowance	$3,532	$3,562
Unrecognized Tax Benefits
During the thirteen week period ended April 3, 2016, unrecognized tax benefits, interest and penalties increased by $5.4 million primarily due to $5.2 million of accruals related to our recently acquired business. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of April 3, 2016:

Jurisdiction	Open Tax Years
U.S.	2012 and forward
The Netherlands	2013 and forward
Czech Republic	2013 and forward

NOTE 10.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen week period ended April 3, 2016 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Electro Scientific Industries, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended
Sales to Related Parties	April 3, 2016	March 29, 2015
Product sales:
Oregon Health and Science University	$—	$12
Electro Scientific Industries, Inc.	—	15
Total product sales to related parties	—	27
Service sales:
Oregon Health and Science University	100	85
Total service sales to related parties	100	85
Total sales to related parties	$100	$112
Purchases from Related Parties
TMC BV	$60	$700
Oregon Health and Science University	6	—
Total purchases from related parties	$66	$700
Amounts due from (to) related parties were as follows (in thousands):

April 3, 2016
TMC BV	$(90)
Oregon Health and Science University	10
Electro Scientific Industries, Inc.	4
Due to related parties, net	$(76)

NOTE 11.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $66.3 million at April 3, 2016. These commitments expire at various times through the first quarter of 2020.

NOTE 12.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We are organized based on a group structure, which we categorize as the Industry Group and the Science Group.

The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Sales to External Customers:
Industry Group	$121,951	$111,900
Science Group	106,693	108,916
Total	$228,644	$220,816
Gross Profit:
Industry Group	$60,259	$56,610
Science Group	47,013	48,661
Total	$107,272	$105,271

	April 3, 2016	December 31, 2015
Goodwill:
Industry Group	$170,146	$60,360
Science Group	88,094	85,247
Total	$258,240	$145,607
Total Assets:
Industry Group	$653,157	$516,397
Science Group	394,507	488,096
Corporate and Eliminations	388,205	345,356
Total	$1,435,869	$1,349,849
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
In the thirteen week periods ended April 3, 2016 and March 29, 2015, our top 10 customers accounted for approximately 36% and 35% of our total annual net revenue, respectively. No single customer accounted for more than 10% of net revenues during the thirteen week periods ended April 3, 2016 and March 29, 2015.

NOTE 13.	RESTRUCTURING AND REORGANIZATION
Second Quarter 2014 Realignment
During the second quarter of 2014, we implemented a resource realignment plan (the “Realignment Plan”) aimed at improving our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We also shifted our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, in order to better position us to pursue our growth strategy. The Realignment Plan activities included the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of those operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources. The Realignment Plan was completed at the end of 2014 and we do not expect to incur any additional costs under this plan. During the thirteen weeks ended April 3, 2016 and March 29, 2015, we recorded credits to restructuring and reorganization expense in both periods of $0.1 million for restructuring activities.

Restructuring and Reorganization Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring and reorganization accrual (in thousands):

	Thirteen Weeks Ended
Realignment Plan	April 3, 2016	March 29, 2015
Beginning accrued liability	$655	$9,161
Charged to expense, net	(102)	(121)
Expenditures	(63)	(4,834)
Write-offs and adjustments	26	(622)
Ending accrued liability	$516	$3,584

NOTE 14.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.
Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

April 3, 2016	Level 1	Level 2	Level 3	Total
Trading securities:
Equity securities – mutual funds	$8,940	$—	$—	$8,940
Derivative contracts, net	—	5,430	—	5,430
Total	$8,940	$5,430	$—	$14,370

December 31, 2015	Level 1	Level 2	Level 3	Total
Trading securities:
Equity securities – mutual funds	$8,677	$—	$—	$8,677
Derivative contracts, net	—	1,013	—	1,013
Total	$8,677	$1,013	$—	$9,690
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the thirteen week period ended April 3, 2016.
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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	April 3, 2016	December 31, 2015
Cash flow hedges	$105,000	$150,000
Balance sheet hedges	170,201	195,653
Total outstanding derivative contracts	$275,201	$345,653
The outstanding contracts at April 3, 2016 have varying maturities through the fourth quarter of 2016. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at April 3, 2016. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Foreign currency loss, inclusive of the impact of derivatives	$(776)	$(120)
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

Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
April 3, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$3,772	$(227)	$3,545	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	2,074	(124)	1,950	65	—	65
Total	$5,846	$(351)	$5,495	$65	$—	$65

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$2,908	$(943)	$1,965	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	545	(238)	307	1,330	(71)	1,259
Total	$3,453	$(1,181)	$2,272	$1,330	$(71)	$1,259
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	April 3, 2016	March 29, 2015
Amount of gain/(loss):
Recognized in AOCI (effective portion)	$733	$(8,288)
Reclassified from AOCI into revenue (effective portion)	—	(112)
Reclassified from AOCI into cost of sales (effective portion)	(1,022)	(2,563)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	—	(93)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$1,987	$(7,158)
The unrealized gains at April 3, 2016 are expected to be reclassified to net income during the next nine months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income (“AOCI”), as well as details the effect of reclassifications out of AOCI on the line items in our consolidated statements of operations by component (net of tax, in thousands):

	Thirteen Weeks Ended April 3, 2016
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(79,245)	$2	$(609)	$(1,187)	$(81,039)
Other comprehensive income before reclassifications	29,032	—	(27)	624	29,629
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	1,022	1,022
Total reclassifications out of AOCI	—	—	—	1,022	1,022
Net current period other comprehensive income	29,032	—	(27)	1,646	30,651
Ending balance	$(50,213)	$2	$(636)	$459	$(50,388)

	Thirteen Weeks Ended March 29, 2015
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(22,541)	$(38)	$(798)	$(4,134)	$(27,511)
Other comprehensive income before reclassifications	(54,629)	55	89	(3,792)	(58,277)
Amounts reclassified from AOCI to:
Revenue	—	—	—	112	112
Cost of goods sold	—	—	—	2,563	2,563
Other, net	—	—	—	93	93
Total reclassifications out of AOCI	—	—	—	2,768	2,768
Net current period other comprehensive income	(54,629)	55	89	(1,024)	(55,509)
Ending balance	$(77,170)	$17	$(709)	$(5,158)	$(83,020)

NOTE 17.	FACTORING OF ACCOUNTS RECEIVABLE
We entered into agreements under which we sold a total of $12.8 million of our accounts receivable at a discount to unrelated third party financiers without recourse during the thirteen week period ended April 3, 2016. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our consolidated statements of operations as other expense. There were no agreements sold during the thirteen week period ended March 29, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, that include statements of our expectations regarding revenue, gross margin, operating expenses, net income and other financial items for the second quarter of 2016, revenue expectations for the second quarter of 2016 and full year 2016, the impact of certain items on our results for these periods, including statements regarding our sources of revenue, our investments and expenditures, our effective tax rate, the location of our cash and cash equivalents, the level of profitability at which we expect to operate and the allocation of our resources and expenditures. Forward-looking statements may also be identified by words and phrases that refer to future expectations, such as “guidance”, “guiding”, “forecast”, “toward”, “plan”, “expect”, “are expected”, “is expected”, “believe”, “anticipate”, “estimate”, “will”, “projecting”, “look forward”, “continue to see”, “outlook” and other similar words and phrases. Factors that could affect such forward-looking statements include, but are not limited to: the global economic environment, particularly continued slower growth in China and emerging markets; lower than expected customer orders, including for recently-introduced products; potential weakness of the Science and Industry Group market segments, including continued weakness in the oil and gas sector of the Industry Group segment resulting from lower oil prices; fluctuations in foreign exchange rates, which, among other things, can affect revenues, margins, bookings, backlog and the competitive pricing of our products; cyclical and other changes and increased volatility in the semiconductor industry, which is a major component of Industry Group market segment revenue; failure to achieve the anticipated benefits of the DCG acquisition; changes in backlog and the timing of shipments from backlog, which may create forecasting challenges; potential delayed or reduced governmental spending to support expected orders, including delayed orders and revenue from Chinese government-controlled or related entities; potential disruption in the company’s operations due to organizational changes; the relative mix of higher-margin and lower-margin products; potential for increased volatility and challenges in forecasting resulting from larger sales transactions, cancellations and rescheduling of orders by customers; risks associated with a high percentage of the company’s revenue coming from book and ship business, when the order for a product is placed by the customer in the same quarter as the planned shipment, and risks associated with building and shipping a high percentage of the company’s quarterly revenue in the last month of the quarter; delays in meeting all accounting requirements for revenue recognition; the ongoing determination of the effectiveness of foreign exchange hedge transactions; the relative mix of U.S. and non-U.S. sales; additional costs related to future merger and acquisition activity; failure of the company to achieve anticipated benefits of acquisitions and collaborations, including failure to achieve financial goals and integrate acquisitions successfully; reduced profitability due to failure to achieve or sustain margin improvement in service or product manufacturing; potential disruption in manufacturing or unexpected additional costs due to the transition from older to newer products; failure to achieve improved operational efficiency and other benefits from infrastructure investments and restructuring activities; potential additional restructurings, realignments and reorganizations; inability to deploy products as expected or delays in shipping products due to technical problems or barriers; bankruptcy or insolvency of customers or suppliers; and changes in U.S. and foreign tax rates and laws, accounting rules regarding taxes or agreements with tax authorities.
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
Backlog Overview
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
At April 3, 2016 our total backlog was $656.1 million, compared to $590.6 million in total backlog at December 31, 2015.
We estimate that currently, 85% to 90% of our backlog will be recognized as revenue within one year.
Historically, our cancellations have been low. During the first thirteen week periods ended April 3, 2016 and March 29, 2015, we experienced cancellations of $4.5 million and $1.3 million, respectively.

Outlook for the Remainder of 2016
Based on our current backlog of unfilled orders, our pipeline of potential orders and conditions in each of our markets, we expect revenue in the second quarter and for the remainder of the year to be up compared with the same periods in 2015. The expected increase primarily reflects the conversion of backlog to revenue in the Science Group for products targeting structural biology customers and revenue from our acquisition of DCG in December 2015. We expect revenue growth to be higher in the second half of 2016 compared to the second half of 2015 driven by increased demand for our products targeting structural biology customers, and improved demand by our Industry segment semiconductor customers who remain committed to investment in our near-line solutions.
We anticipate gross margin improvement for the remainder of 2016 compared to 2015 driven by newer, higher margin products and application-specific products. Operating expenses are expected to be up in 2016 compared to 2015 due to our acquisition of DCG and continued investment in R&D for new product releases.  Our forecast for growth in net income for the remainder of 2016 will be dependent on our ability to achieve the revenue, gross margin and operating expense levels described above.
Please see the risk factors listed in Part II, Item 1A of this Quarterly Report on Form 10-Q for the risk factors that could cause our results to vary from this outlook for the remainder of 2016.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first thirteen weeks of 2016, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 22, 2016.
Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	April 3, 2016		March 29, 2015
Net sales	$228,644	100.0%	$220,816	100.0%
Cost of sales	121,372	53.1	115,545	52.3
Gross profit	107,272	46.9	105,271	47.7
Research and development	27,645	12.1	23,322	10.6
Selling, general and administrative	49,239	21.5	45,822	20.8
Restructuring and reorganization	(102)	—	(121)	(0.1)
Operating income	30,490	13.3	36,248	16.4
Other expense, net	(1,091)	(0.5)	(967)	(0.4)
Income before income taxes	29,399	12.9	35,281	16.0
Income tax expense	6,497	2.8	7,269	3.3
Net income	$22,902	10.0%	$28,012	12.7%

(1)	Percentages may not add due to rounding.
Net Sales Overview
Net sales increased $7.8 million, or 3.5%, to $228.6 million in the thirteen week period ended April 3, 2016 (the first quarter of 2016) compared to $220.8 million in the thirteen week period ended March 29, 2015 (the first quarter of 2015). Revenue from our recently acquired business increased net sales by $13.8 million, or 6.2%, in the thirteen week period ended April 3, 2016 compared to the same period of 2015.

Net sales, at consistent currency rates, increased by $9.8 million, or 4.4%, in the thirteen week period ended April 3, 2016 compared to the same period of 2015. Consistent currency rates are defined as the quarterly average currency exchange rates of the comparable periods. All discussion of changes between the current and comparable periods is based on consistent currency rates.
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
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	April 3, 2016		March 29, 2015
Industry Group	$121,951	53.3%	$111,900	50.7%
Science Group	106,693	46.7	108,916	49.3
Consolidated net sales	$228,644	100.0%	$220,816	100.0%
Industry Group
Industry Group sales increased $10.1 million, or 9.0%, in the thirteen week period ended April 3, 2016 compared to the same period of 2015. At consistent currency rates, Industry Group sales increased $10.7 million, or 9.6%, in the thirteen week period ended April 3, 2016. The increase was primarily due from the business we acquired in the fourth quarter of 2015 and higher service revenue from our installed base. This was partially offset by a decline in sales of high resolution lab-based products to semiconductor customers.
Revenue from acquired businesses increased Industry Group sales $13.8 million, or 12.3%, in the thirteen week period ended April 3, 2016, compared to the same period of 2015.
Science Group
Science Group sales decreased $2.2 million, or 2.0%, in the thirteen week period ended April 3, 2016 compared to the same period in 2015. At consistent currency rates, Science Group sales decreased $0.9 million, or 0.8%, in the thirteen week period ended April 3, 2016. The decrease was due to fewer high resolution systems sold to customers engaged in materials research, partially offset by increased adoption of our workflow solutions for structural and cell biology customers plus higher service revenue from our installed base.
Net Sales by Geographic Region
A majority of our net sales are derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (in thousands):

	Thirteen Weeks Ended
	April 3, 2016		March 29, 2015
U.S. and Canada	$75,326	32.9%	$64,917	29.4%
Europe	61,128	26.8	54,558	24.7
Asia-Pacific Region and Rest of World	92,190	40.3	101,341	45.9
Consolidated net sales	$228,644	100.0%	$220,816	100.0%
U.S. and Canada
Sales to U.S. and Canada increased $10.4 million, or 16.0%, in the thirteen week period ended April 3, 2016 compared to the same period of 2015. The increase was primarily due to revenue from our acquired business, higher sales of near-line solutions to semiconductor customers, and higher service revenue from our installed base. This was partially offset by a decline in sales to science customers.

Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
Sales to Europe increased $6.6 million, or 12.0%, in the thirteen week period ended April 3, 2016 compared to the same period of 2015. At consistent currency rates, sales to Europe increased $8.0 million, or 14.7%, in the thirteen week period ended April 3, 2016. The growth was due to an increase in sales of high resolution products to our structural and cell biology customers and higher sales of lower resolution products to customers engaged in materials research. We also experienced growth in service revenue from our installed base.
Asia-Pacific Region and Rest of World
Sales to the Asia-Pacific Region and Rest of World decreased $9.2 million, or 9.0%, in the thirteen week period ended April 3, 2016 compared to the same period of 2015. At consistent currency rates, sales to the Asia-Pacific Region and Rest of World decreased $8.7 million, or 8.6%, in the thirteen week period ended April 3, 2016. The decrease was primarily due to lower sales to our materials research and structural and cell biology customers in Japan and fewer sales of near-line and lab based solutions to semiconductor customers in the region. This decrease was partially offset by revenue from our acquired business and higher service revenue from our installed base.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Industry Group	49.4%	50.6%
Science Group	44.1	44.7
Overall	46.9	47.7
Cost of Sales
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales increased $5.8 million, or 5.0%, to $121.4 million in the thirteen week period ended April 3, 2016 compared to $115.5 million in the same period of 2015. At consistent currency rates, cost of sales increased $7.1 million, or 6.1%, in the thirteen week period ended April 3, 2016, compared to the same period of 2015.
Gross Profit and Gross Margin
Gross profit increased $2.0 million, or 1.9%, in the thirteen week period ended April 3, 2016 compared to the same period of 2015. At consistent currency rates, gross profit increased $2.7 million, or 2.6%, in the thirteen week period ended April 3, 2016. Gross margin, at consistent currency rates, decreased by 0.8 percentage points in the thirteen week period ended April 3, 2016 compared to the same period of 2015.
Industry Group
The Industry Group gross margin decreased by 1.2 percentage points during the thirteen week period ended April 3, 2016 compared to the same period of 2015. At consistent currency rates, Industry Group gross margin decreased by 1.3 percentage points during the thirteen week period ended April 3, 2016. The decrease was primarily due to lower margins from our acquired business. This was partially offset by improved gross profit due to a change in mix of products sold, and higher margins on service revenue from our installed base due.
Science Group
The Science Group gross margin decreased by 0.6 percentage points in the thirteen week period ended April 3, 2016 compared to the same period of 2015. At consistent currency rates, Science Group gross margin decreased by 0.6 percentage points during the thirteen week period ended April 3, 2016. The decrease was primarily a result of lower average selling prices on products delivered to customers engaged in materials science research. This decrease was partially offset by higher margins on products sold to structural and cell biology customers.

Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our R&D activities. These funds are reported as an offset to R&D expense. During the thirteen week period ended April 3, 2016, and for the comparable period in 2015, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences products.
R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Gross spending	$28,868	$24,102
Less subsidies	(1,223)	(780)
Net expense	$27,645	$23,322
R&D costs increased $4.3 million, or 18.5%, in the thirteen week period ended April 3, 2016 compared to the same period of 2015. At consistent currency rates, R&D costs increased $4.8 million, or 20.6%, in the thirteen week period ended April 3, 2016. The increase was due to higher labor spending and costs from our acquired business.
We anticipate investing between 10% and 11% of revenue in R&D for the foreseeable future. Accordingly, as revenues increase, we expect R&D expenditures will also increase. Actual future spending, however, will depend on market conditions, currency fluctuations and other factors.
See also “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for further discussion of R&D expense impact on our results of operations.
Selling, General and Administrative Costs
Selling, general and administrative (“SG&A”) costs include labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A costs also include sales commissions paid to our employees as well as to our agents.
SG&A costs increased $3.4 million, or 7.5%, in the thirteen week period ended April 3, 2016 compared to the same period of 2015. At consistent currency rates, SG&A costs increased $4.2 million, or 9.1%, in the thirteen week period ended April 3, 2016. The increase was primarily due to higher amortization expense and costs from our acquired business.
Restructuring and Reorganization
Second Quarter 2014 Realignment
During the second quarter of 2014, we implemented the Realignment Plan aimed at improving our operational efficiency by eliminating redundancies in sites and personnel resulting from recent acquisitions and expansion activities. We also shifted our resources to growing regions, such as Asia, and potential growth markets, such as structural biology, oil and gas, near-line semiconductor processing and metals research, in order to better position us to pursue our growth strategy. The Realignment Plan activities included the consolidation of our three Australia sites in Canberra; the closure of our facility in Delmont, Pennsylvania and relocation of those operations to our new facility in the Czech Republic; relocation of our Japan demonstration facility to our Shanghai facility; selective reductions in staffing, relocations and compensation adjustments related to the foregoing activities and other realignment of management resources. The Realignment Plan was completed at the end of 2014 and we do not expect to incur any additional costs under this plan. During the thirteen weeks ended April 3, 2016 and March 29, 2015, we recorded credits to restructuring and reorganization expense in both periods of $0.1 million for restructuring activities.
Other Expense, Net
Other expense, net includes interest income, interest expense, and other, net which primarily includes foreign currency transaction gains and losses, bank fees and other miscellaneous items.
Changes in other expense, net is primarily due to changes in interest expense which totaled $0.5 million and $0.1 million in the thirteen week periods ended April 3, 2016 and March 29, 2015, respectively.
Income Tax Expense
Our income tax expense was $6.5 million and $7.3 million for the thirteen week periods ended April 3, 2016 and March 29, 2015, respectively, which reflected taxes accrued in the U.S. and foreign jurisdictions.

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
As of April 3, 2016, total unrecognized tax benefits were $22.5 million and related primarily to uncertainty surrounding tax credits, transfer pricing, domestic manufacturing deductions and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $7.5 million and $11.7 million, respectively, at April 3, 2016 and December 31, 2015. Valuation allowances on deferred tax assets totaled $3.5 million and $3.6 million as of April 3, 2016 and December 31, 2015, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources consisted of the following (in thousands):

	April 3, 2016	December 31, 2015
Cash and cash equivalents	$328,076	$300,911
Restricted cash	16,272	19,119
Total short-term balances	344,348	320,030
Long-term investments in marketable securities	8,940	8,677
Long-term restricted cash	22,544	22,113
Total long-term balances	31,484	30,790

Availability under revolving credit facilities and letters of credit	$217,686	$114,739
At April 3, 2016, $310.2 million of our $375.8 million in total cash, cash equivalents, restricted cash and investments, were located outside of the United States. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2021.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months.
In the thirteen week period ended April 3, 2016, cash and cash equivalents increased $27.2 million to $328.1 million from $300.9 million as of December 31, 2015 primarily as a result of cash provided by operations of $28.1 million, a decrease in restricted cash of $4.3 million and proceeds from the exercise of employee stock options and employee stock purchases of $2.8 million. These factors were partially offset by dividends paid on common stock of $12.3 million, purchases of property, plant and equipment for $6.1 million and repurchases of common stock for $0.9 million. Currency fluctuations increased cash and cash equivalents by $11.9 million.
Accounts receivable increased $3.5 million to $216.6 million as of April 3, 2016 from $213.1 million as of December 31, 2015. At consistent currency rates, accounts receivable decreased $1.3 million from December 31, 2015. This decrease was primarily due to the timing of shipments and a decrease in collections on orders recorded as revenue in the last quarter of 2015. Our days sales outstanding, calculated on a quarterly basis, was 86 days at April 3, 2016 and 97 days at March 29, 2015.
Inventories increased $29.3 million to $199.8 million as of April 3, 2016 compared to $170.5 million as of December 31, 2015. At consistent currency rates, inventories increased $21.1 million from December 31, 2015 mainly due to additional inventory from our recently acquired business and inventory purchases to support our 2016 build plan. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.1 times for the quarters ended April 3, 2016 and March 29, 2015.

Property, plant, and equipment increased $10.1 million to $165.7 million as of April 3, 2016 compared to $155.6 million as of December 31, 2015. At consistent currency rates, property, plant, and equipment increased $5.8 million from December 31, 2015. Expenditures for property, plant and equipment of $6.1 million and transfers from inventories to fixed assets of $2.4 million in the thirteen week period ended April 3, 2016 primarily consisted of payments for demonstration equipment and other machinery and equipment, offset by depreciation in the period.
Accounts payable increased $5.6 million to $64.3 million as of April 3, 2016 compared to $58.7 million as of December 31, 2015. At consistent currency rates, accounts payable increased $3.4 million from December 31, 2015 primarily due to timing of payments.
Accrued payroll liabilities increased $1.5 million to $40.2 million as of April 3, 2016 compared to $38.6 million as of December 31, 2015. At consistent currency rates, accrued payroll liabilities increased $0.4 million from December 31, 2015 primarily due to increased accruals for employee wages and payroll taxes.
Income taxes payable decreased $5.4 million to $6.7 million as of April 3, 2016 compared to $12.1 million as of December 31, 2015. There was no significant currency impact on income taxes payable. Decrease is due primarily to payments made during the period.
Credit Facilities and Letters of Credit
On March 24, 206, we entered into a Credit Agreement with various Lenders and JPMorgan Chase Bank, N.A., as Agent. The Credit Agreement provides for a $200.0 million unsecured revolving credit facility, including a $100.0 million subfacility for loans in euros, a $10.0 million subfacility for swingline loans and a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to Agent, request to increase the revolving loan commitments by an aggregate amount of up to $200.0 million with new or additional commitments subject only to the consent of the Lenders providing the new or additional commitments, for a total unsecured credit facility of up to $400.0 million. As of April 3, 2016, there were no revolving loans or letters of credit outstanding under the Credit Agreement, and we were in compliance with all covenants under the Credit Agreement. Upon entering into the Credit Agreement, we used cash on hand to pay related fees under our existing $100.0 million secured revolving credit facility and terminated the facility without penalty or premium.
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of April 3, 2016 were approximately $48.1 million.
We have a Credit Facility with HSBC, whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of April 3, 2016, HSBC has issued $10.9 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.
We mitigate credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our lenders and believe them to be insignificant.
Share Repurchase Plan
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires May 29, 2017, we may repurchase up to 2.0 million shares of our common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice.
The following table sets forth share repurchase information for the periods indicated:

	Thirteen Weeks Ended
	April 3, 2016	March 29, 2015
Total number of shares repurchased	12,599	134,142
Average price paid per share	$74.87	$75.16
Total value of shares repurchased	$943,263	$10,081,586
As of April 3, 2016, 922,004 shares remained available for repurchase pursuant to our share repurchase program.

See the section titled “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for further information on our share repurchase program.
Dividends to Shareholders
In June 2012, we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan’s inception. During the first quarter of 2016, our Board of Directors declared a dividend of $0.30 per share. Dividend payments during the first quarter of 2016 totaled $12.3 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
New Accounting Pronouncements
See Note 2 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
Off-Balance Sheet Arrangements
We have a Credit Facility with HSBC, whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of April 3, 2016, HSBC has issued $10.9 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our reported market risks and risk management policies since the filing of our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2016.
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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 67% and 71% of our sales came from outside the U.S. in the thirteen weeks ended of April 3, 2016 and March 29, 2015, respectively. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 75% of our products are manufactured in Europe.
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
Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although we may be entitled to receive a cancellation fee depending on the stage of completion. During the thirteen weeks ended April 3, 2016 and March 29, 2015, we experienced cancellations of $4.5 million and $1.3 million, respectively.
Further, in some cases, our customers have to make changes to their facilities to accommodate the site requirements for our systems and may reschedule their orders because of the time required to complete these facility changes and for other reasons. This is particularly true of our high-performance TEMs, which often have specialized site requirements.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech koruna. During the thirteen weeks ended April 3, 2016 and March 29, 2015, approximately 27% and 25% of our revenue was denominated in euros, respectively, while more than half of our expenses were denominated in euros, Czech koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro and Czech koruna, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech koruna exchange rates for up to one year. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens. In addition, fluctuations in currency rates may negatively impact the demand for our products by making our products more expensive for our customers.
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
Failure of critical suppliers of parts, components and manufacturing equipment to deliver sufficient quantities to us in a timely and cost-effective manner could negatively affect our business, including our ability to convert backlog into revenue. Although we currently use numerous vendors to supply parts, components and subassemblies for the manufacture and support of our products, some key parts may only be obtained from a single supplier or a limited group of suppliers, some of which are also competitors. In particular, we rely on: VDL Enabling Technologies Group, NTS Group, Frencken Group Limited, Keller Technology, Schneeberger AG, Prodrive Technologies, Orsay Physics, Tektronix Inc., and AZD Praha s.r.o. for our supply of mechanical parts and subassemblies; Gatan, Inc., Edax Inc., Spellman High Voltage Electronics Corporation, Jenoptik, and Bruker Corp. for critical accessory products; and Neways Electronics, N.V. for some of our electronic subassemblies. A portion of the subcomponents that make up the components and sub-assemblies supplied to us are proprietary in nature and are provided to our suppliers only from single sources. We monitor those parts subject to single or a limited source supply to seek to minimize factory down time due to unavailability of such parts, which could impact our ability to meet manufacturing schedules. In addition, some of our suppliers rely on sole suppliers. As a result of this concentration of key suppliers, our results of operations may be materially and adversely affected if we do not timely and cost-effectively receive a sufficient quantity of quality parts to meet our production requirements or if we are required to find alternative suppliers for these supplies. We may not be able to expand our supplier group or to reduce our dependence on single suppliers. If our suppliers are not able to meet our supply requirements, constraints may affect our ability to deliver products to customers in a timely manner, which could have an adverse effect on our results of operations. In addition, restrictions regulating the use of certain hazardous substances in electrical and electronic equipment in various jurisdictions may impact parts and component availability or our electronics suppliers’ ability to source parts and components in a timely and cost-effective manner. Overall, our reliance on a limited group of suppliers for some parts, components and subassemblies creates exposure to potential future cost increases for our equipment.
Our service revenue depends on our ability to reliably diagnose maintenance and repair requirements and supply replacement parts and consumables to our customers. Failure to deliver high quality parts and consumables in a timely manner could cause our business to suffer.
Our installed base of approximately 10,600 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the world. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.

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
In thirteen weeks ended of April 3, 2016 and March 29, 2015, our top 10 customers accounted for approximately 36% and 35% of our total annual net revenue, respectively. No customers accounted for 10% or more of total annual net revenue during the thirteen weeks ended April 3, 2016 and March 29, 2015. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.
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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Approximately 67% and 71% of our sales came from outside the U.S. during the thirteen weeks ended April 3, 2016 and March 29, 2015, respectively, and a failure to adequately protect our intellectual property rights in these countries could have a material adverse effect on our business.
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
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires in May 2017, we may repurchase up to 2.0 million shares of our common stock. As of April 3, 2016, approximately 0.9 million shares of our common stock remained available for repurchase pursuant to our share repurchase program. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock and dividends have been paid under this program each quarter since its inception in June 2012. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors and capital availability. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time, as well as limit, suspend or discontinue our stock repurchase program at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires May 29, 2017, we may repurchase up to 2.0 million shares of our common stock. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. The repurchases are funded from existing cash resources and may be suspended or discontinued at any time at our discretion without prior notice.
The following table sets forth share repurchase information for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Period:
January 1 - January 31, 2016	—	$—	—	934,603
February 1 - February 28, 2016	12,599	74.87	12,599	922,004
February 29 - April 3, 2016	—	—	—	922,004
Total first quarter	12,599	$74.87	12,599	922,004

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Third Amended and Restated Articles of Incorporation.(1)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(2)

3.3	Amended and Restated Bylaws, as amended on September 15, 2014.(3)

10.1
Credit Agreement, dated as of March 24, 2016, by and among FEI Company, the Guarantors party thereto from time to time, JPMorgan Chase Bank N.A., as Administrative Agent and each of the Lenders party thereto from time to time. (4)

10.2	Description of Compensation of Non-Employee Directors

10.3	2016 FEI Management Variable Compensation Plan Program Summary Description (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2016.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015.

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of FEI Company under the Securities Act, or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEI COMPANY

Dated:	May 9, 2016	/s/ Don R. Kania
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 9, 2016	/s/ Anthony L. Trunzo
Anthony L. Trunzo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)