Form 10-Q
period 2016-07-03
FEI CO
filed 2016-08-04
CIK 914329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________
FORM 10-Q
 _____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The number of shares of common stock outstanding as of August 1, 2016 was 41,015,658.

FEI COMPANY
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FEI Company and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	July 3, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$317,345	$300,911
Restricted cash	8,330	19,119
Receivables, net of allowances for doubtful accounts of $2,118 and $2,789	233,627	213,128
Inventories	200,304	170,513
Deferred tax assets	—	10,566
Other current assets	69,612	33,614
Total current assets	829,218	747,851
Long-term investments in marketable securities	9,221	8,677
Long-term restricted cash	16,481	22,113
Property, plant and equipment, net of accumulated depreciation of $143,206 and $130,029	164,521	155,608
Intangible assets, net of accumulated amortization of $44,997 and $36,849	60,777	35,943
Goodwill	257,281	145,607
Deferred tax assets	18,125	6,719
Long-term inventories	54,402	47,109
Other assets, net	22,968	180,222
Total Assets	$1,432,994	$1,349,849
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$53,141	$58,708
Accrued payroll liabilities	40,131	38,643
Accrued warranty reserves	15,796	14,107
Deferred revenue	115,076	101,155
Income taxes payable	10,290	12,124
Accrued restructuring and reorganization	432	655
Other current liabilities	61,434	52,630
Total current liabilities	296,300	278,022
Long-term deferred revenue	46,397	44,745
Other liabilities	47,404	37,006
Commitments and contingencies
Shareholders’ Equity:
Preferred stock - 500 shares authorized; none issued and outstanding	—	—
Common stock - 70,000 shares authorized; 41,016 and 40,855 shares issued and outstanding, no par value	547,901	533,062
Retained earnings	560,757	538,053
Accumulated other comprehensive loss	(65,765)	(81,039)
Total Shareholders’ Equity	1,042,893	990,076
Total Liabilities and Shareholders’ Equity	$1,432,994	$1,349,849

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net sales:
Products	$191,161	$163,585	$353,439	$327,644
Service	68,204	60,604	134,570	117,361
Total net sales	259,365	224,189	488,009	445,005
Cost of sales:
Products	93,645	78,825	176,310	160,326
Service	39,275	33,259	77,982	67,303
Total cost of sales	132,920	112,084	254,292	227,629
Gross profit	126,445	112,105	233,717	217,376
Operating expenses:
Research and development	29,968	23,128	57,613	46,450
Selling, general and administrative	64,117	43,093	113,356	88,915
Restructuring and reorganization	—	(21)	(102)	(142)
Total operating expenses	94,085	66,200	170,867	135,223
Operating income	32,360	45,905	62,850	82,153
Other expense:
Interest income	199	254	383	465
Interest expense	(349)	(140)	(803)	(234)
Other, net	(1,016)	(704)	(1,837)	(1,788)
Total other expense, net	(1,166)	(590)	(2,257)	(1,557)
Income before income taxes	31,194	45,315	60,593	80,596
Income tax expense	6,254	7,983	12,751	15,252
Net income	$24,940	$37,332	$47,842	$65,344
Basic net income per share	$0.61	$0.90	$1.17	$1.57
Diluted net income per share	$0.60	$0.89	$1.16	$1.55
Cash dividends declared per share	$0.30	$0.30	$0.60	$0.55
Shares used in per share calculations:
Basic	40,922	41,629	40,890	41,711
Diluted	41,389	42,044	41,304	42,142

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Net income	$24,940	$37,332	$47,842	$65,344
Other comprehensive income, net of taxes:
Change in cumulative translation adjustment	(14,163)	15,605	14,869	(39,024)
Change in unrealized (loss) gain on available-for-sale securities	—	(7)	—	48
Change in minimum pension liability	35	(18)	8	71
Changes due to cash flow hedging instruments:
Net loss on hedge instruments	(2,308)	(1,316)	(1,684)	(5,108)
Reclassification to net income of previously deferred losses related to hedge derivatives instruments	1,059	3,099	2,081	5,867
Comprehensive income	$9,563	$54,695	$63,116	$27,198

See accompanying Condensed Notes to the Consolidated Financial Statements.

FEI Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$47,842	$65,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,681	12,063
Amortization	7,657	5,715
Stock-based compensation	11,869	10,494
Gain (loss) on disposals of property, plant and equipment and other	2	(116)
Income taxes (receivable) payable, net	(15,972)	6,547
Deferred income taxes	(2,790)	(4,785)
Decrease (increase), net of acquisitions, in:
Receivables, net	(6,003)	9,980
Inventories	(7,466)	(19,942)
Other assets	(16,861)	4,329
Increase (decrease), net of acquisitions, in:
Accounts payable	(7,747)	218
Accrued payroll liabilities	(2,184)	584
Accrued warranty reserves	676	590
Deferred revenue	8,243	6,412
Accrued restructuring and reorganization	(235)	(6,894)
Other liabilities	(1,213)	(1,555)
Net cash provided by operating activities	29,499	88,984
Cash flows from investing activities:
Decrease in restricted cash	17,507	4,392
Acquisition of property, plant and equipment	(10,790)	(7,869)
Payments for acquisitions, net of cash acquired	—	(5,377)
Purchase of investments in marketable securities	—	(48,240)
Redemption of investments in marketable securities	—	62,679
Other	(493)	(1,772)
Net cash provided by investing activities	6,224	3,813
Cash flows from financing activities:
Dividends paid on common stock	(24,518)	(20,877)
Withholding taxes paid on issuance of vested restricted stock units	(3,445)	(2,427)
Proceeds from exercise of stock options and employee stock purchases	5,895	7,873
Excess tax benefit for share based payment arrangements	308	879
Repurchases of common stock	(943)	(30,224)
Net cash used in financing activities	(22,703)	(44,776)
Effect of exchange rate changes	3,414	(15,334)
Increase in cash and cash equivalents	16,434	32,687
Cash and cash equivalents:
Beginning of period	300,911	300,507
End of period	$317,345	$333,194
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$29,197	$10,597
Cash paid for interest	694	145
Increase in fixed assets related to transfers from inventories	7,407	4,077
Dividends declared but not paid	12,305	12,479
Accrued purchases of plant and equipment	791	443
Accrued repurchases of common stock	—	1,271
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
The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the thirteen week period ended July 3, 2016 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 22, 2016.
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

Merger Agreement
On May 26, 2016, we entered into a definitive agreement to be acquired by Thermo Fisher Scientific Inc. (“Thermo Fisher”) for $107.50 in cash for each share of our common stock (the “Merger”). Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our shareholders, the absence of certain legal impediments, the absence of a material adverse effect on our business, and the approval of antitrust authorities in China and other foreign jurisdictions.  For more information about the Merger, please see the definitive proxy statement on Schedule 14A we filed with the Securities and Exchange Commission on July 27, 2016.
NOTE 2.    NEW ACCOUNTING PRONOUNCEMENTS
ASU 2016-12
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The amendments in this update do not change the core principle of the guidance in ASU 2014-09. Rather, the amendments in this update affect only certain narrow aspects of ASU 2014-09. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in ASU 2014-09, Revenue from Contracts with Customers (and any other topic amended by that update). We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures.
ASU 2016-10
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This ASU addresses certain implementation issues that have surfaced since the issuance of ASU No. 2014-09 in May 2014. The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in ASU 2014-09 (and any other topic amended by that update). We are evaluating the effect that this standard will have on our consolidated financial statements and related disclosures.
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
ASU 2015-17
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires presentation of deferred tax assets and liabilities as noncurrent in a classified balance sheet. Early application is permitted for periods beginning after December 15, 2015, including interim reporting periods within that reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early-adopted the ASU on a prospective basis as of January 1, 2016 and the statement of financial position as of July 3, 2016 reflects the revised classification of current deferred tax assets and liabilities as noncurrent. Adoption of the ASU resulted in an immaterial reclassification between current deferred tax assets and liabilities and non-current deferred tax assets and liabilities. There was no impact on balances in prior periods. There is no other impact on our consolidated financial statements for early-adopting the ASU.
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

NOTE 3.	EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 3, 2016			June 28, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$24,940	40,922	$0.61	$37,332	41,629	$0.90
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	467	(0.01)	—	415	(0.01)
Diluted EPS	$24,940	41,389	$0.60	$37,332	42,044	$0.89

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 3, 2016			June 28, 2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$47,842	40,890	$1.17	$65,344	41,711	$1.57
Dilutive effect of stock options, restricted stock units, and shares issuable to Philips	—	414	(0.01)	—	431	(0.02)
Diluted EPS	$47,842	41,304	$1.16	$65,344	42,142	$1.55

The following table sets forth the schedule of anti-dilutive securities excluded from the computation of diluted EPS (number of shares, in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Stock options	13	474	461	416
Restricted stock units	1	184	5	14

NOTE 4.	STOCK-BASED COMPENSATION
Employee Share Purchase Plan
As of July 3, 2016, there are 4,450,000 shares of our common stock reserved for issuance under our Employee Share Purchase Plan.
1995 Stock Incentive Plan
At our 2016 Annual Meeting of Shareholders, our shareholders approved an amendment to our 1995 Stock Incentive Plan (the “1995 Plan”) to increase the number of shares of our common stock reserved for issuance under the plan from 11,500,000 to 11,750,000.
The following table sets forth certain information regarding the 1995 Plan:

July 3, 2016
Shares available for grant	1,612,198
Shares of common stock reserved for issuance pursuant to outstanding exercisable securities	3,249,379
The following table sets forth certain information regarding all options outstanding and exercisable:

	July 3, 2016
	Options Outstanding		Options Exercisable
Number	873,014		435,588
Weighted average exercise price	$72.04		$64.59
Aggregate intrinsic value	$30.5	million	$18.5	million
Weighted average remaining contractual term	4.7 years		4.0 years
The following table sets forth certain information regarding all RSUs nonvested and expected to vest:

	July 3, 2016
	RSUs Unvested		RSUs Expected to Vest
Number	764,167		651,455
Weighted average grant date per share fair value	$81.45		$81.24
Aggregate intrinsic value	$81.8	million	$69.7	million
Weighted average remaining term to vest	1.9 years		1.9 years
As of July 3, 2016, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $58.3 million, which will be recognized over the weighted average remaining vesting period of 2.0 years.
Stock-Based Compensation Expense
Our stock-based compensation expense was included in our consolidated statements of operations as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Cost of sales	$944	$797	$1,831	$1,589
Research and development	840	659	1,619	1,289
Selling, general and administrative	4,246	3,089	8,419	7,616
Total stock-based compensation	$6,030	$4,545	$11,869	$10,494

NOTE 5.	CREDIT FACILITIES AND RESTRICTED CASH
Multibank Credit Agreement
We have a credit agreement (the “Credit Agreement”), by and among FEI Company, FEI Electron Optics International B.V. (“FEI International”), FEI Electron Optics B.V. (“FEI Electron Optics”, and collectively with FEI Company and FEI International, the “Borrowers”) and DCG Systems, Inc., as Guarantor, the Lenders listed on the signature pages thereof (the “Lenders”) and JPMorgan Chase Bank, N.A., as Administrative Agent (“Agent”). The Credit Agreement provides for a $200.0 million unsecured revolving credit facility, including a $100.0 million subfacility for loans in euros, a $10.0 million subfacility for swingline loans and a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to Agent, request to increase the revolving loan commitments by an aggregate amount of up to $200.0 million with new or additional commitments subject only to the consent of the Lenders providing the new or additional commitments, for a total unsecured credit facility of up to $400.0 million. The Credit Agreement provides for financial covenants that require us to maintain a minimum interest coverage ratio and limit the maximum leverage that Borrower can maintain at any one time.
As of July 3, 2016, there were no revolving loans or letters of credit outstanding under the Credit Agreement, we were in compliance with all covenants and we were not in default under the Credit Agreement.
Credit Facility
We have a credit facility agreement (the “Credit Facility”) with HSBC Bank plc (“HSBC”), whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of July 3, 2016, HSBC has issued $13.5 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.
Restricted Cash
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of July 3, 2016 were approximately $39.7 million. Restricted cash balances securing bank guarantees that expire within 12 months of the balance sheet date are recorded as a current asset on our consolidated balance sheets. Restricted cash balances securing bank guarantees that expire beyond 12 months from the balance sheet date are recorded as long-term restricted cash on our consolidated balance sheets.

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
Inventories consisted of the following (in thousands):

	July 3, 2016	December 31, 2015
Raw materials and assembled parts	$69,717	$56,348
Service inventories, estimated current requirements	13,461	11,556
Work-in-process	86,247	75,710
Finished goods	30,879	26,899
Total current inventories	$200,304	$170,513
Non-current inventories	$54,402	$47,109

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The roll-forward of activity related to our goodwill was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015
Balance, beginning of period	$145,607	$170,773
Goodwill additions	108,002	4,100
Goodwill adjustments	3,672	(6,937)
Balance, end of period	$257,281	$167,936
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
The total purchase price of the acquisition was $182.2 million. We incurred $3.3 million in transactional costs during the thirteen week period ended December 31, 2015, which were recorded in selling, general and administrative costs in our consolidated statements of operations. The excess of the purchase price over the fair value of the net assets acquired was $109.2 million, which was recorded as goodwill in the Industry Group and is primarily related to expected future cash flows attributable to the synergies expected to be realized after our acquisition and integration of the acquired electrical fault analysis (“EFA”) business.
The preliminary fair values of the assets acquired and liabilities assumed in the acquisition were recognized as follows (in thousands):

Purchase Price Allocation
Current assets	$64,335
Non-current assets	9,930
Deferred tax assets	207
Current liabilities	(23,859)
Non-current liabilities	(7,889)
Deferred tax liabilities	(1,244)
Net tangible assets acquired	41,480
Intangible assets acquired:
Developed technology	10,500
In-process research and development	13,100
Customer relationships	6,900
Backlog	1,000
Total intangible assets acquired	31,500
Goodwill	109,246
Total	$182,226

The acquired intangible assets are being amortized using the following methodologies and over the following estimated useful lives:

Intangible Asset	Amortization Methodology	Estimated Useful Life	Weighted Average Amortization Period
Developed technology	Straight-line	2 - 4 years	3.1 years
In-process research and development	Straight-line	3 years	3.0 years
Customer relationships	Straight-line	10 years	10.0 years
Backlog	Amortized when revenue is recognized	0.5 - 1.5 years	0.8 years
Total intangible assets			4.5 years
The allocation of purchase price consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon preliminary estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of preliminary purchase price allocation that are not yet finalized are certain tax matters. We are also still in the process of determining how much of the goodwill may be deductible for income tax purposes. In the thirteen week period ended July 3, 2016, we recorded additional deferred tax liabilities of $1.2 million which also resulted in an increase in goodwill.
In the thirteen week period ended July 3, 2016, the acquired business contributed revenue of $20.7 million and net income of $1.2 million to our consolidated financial results. In the twenty-six week period ended July 3, 2016, the acquired business contributed revenue of $34.5 million and net loss of $0.5 million to our consolidated financial results.
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
The gross amount of our acquired intangible assets and the related accumulated amortization was as follows (in thousands):

	July 3, 2016	December 31, 2015
Patents, trademarks and other	$25,865	$24,278
Accumulated amortization	(16,436)	(13,923)
Net patents, trademarks and other	9,429	10,355
Customer relationships	28,565	21,245
Accumulated amortization	(9,944)	(8,083)
Net customer relationships	18,621	13,162
Developed technology	33,093	22,155
Accumulated amortization	(14,118)	(10,517)
Net developed technology	18,975	11,638
In-process research and development	15,806	2,669
Accumulated amortization	(2,054)	(1,881)
Net in-process research and development	13,752	788
Total intangible assets, net	$60,777	$35,943

Amortization expense was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015
Patents, trademarks and other	$2,292	$1,904
Customer relationships	1,701	1,332
Developed technology	3,434	1,753
In-process research and development	153	136
Total amortization expense	$7,580	$5,125
Expected amortization, without consideration for foreign currency effects, is as follows over the next five years and thereafter (in thousands):

	Patents, Trademarks and Other	Customer Relationships	Developed Technology	In-Process Research and Development	Total
Remainder of 2016	$1,106	$1,716	$3,513	$153	$6,488
2017	2,918	3,086	5,543	2,682	14,229
2018	2,133	3,002	2,910	4,367	12,412
2019	2,033	2,609	2,910	4,367	11,919
2020	1,215	2,295	1,535	2,183	7,228
Thereafter	24	5,913	2,564	—	8,501
Total future amortization expense	$9,429	$18,621	$18,975	$13,752	$60,777

NOTE 8.	WARRANTY RESERVES
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
The following is a summary of warranty reserve activity (in thousands):

	Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015
Balance, beginning of period	$14,107	$13,005
Reductions for warranty costs incurred	(7,023)	(7,234)
Warranties issued	8,427	7,809
Translation and changes in estimates	285	(269)
Balance, end of period	$15,796	$13,311

NOTE 9.	INCOME TAXES
Our tax provision for the thirteen and twenty-six week periods ended July 3, 2016 consisted of taxes accrued in the U.S. and foreign jurisdictions. We continue to record a valuation allowance against a portion of our U.S. and foreign deferred tax assets as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.

Deferred Income Taxes
Net deferred tax assets were classified on the balance sheet as follows (in thousands):

	July 3, 2016	December 31, 2015
Deferred tax assets – current	$—	$10,566
Deferred tax assets – non-current	18,125	6,719
Deferred tax liabilities – current	—	(441)
Deferred tax liabilities – non-current	(5,560)	(5,187)
Net deferred tax assets	$12,565	$11,657
Valuation allowance	$3,480	$3,562
Unrecognized Tax Benefits
During the thirteen and twenty-six week periods ended July 3, 2016, unrecognized tax benefits, interest and penalties increased by $1.7 million and $7.1 million, respectively, primarily due to accruals related to the business we acquired in December 2015 of $1.1 million and $6.3 million, respectively.
We recognize interest and penalties related to unrecognized tax benefits in tax expense.
For our major tax jurisdictions, the following years were open for examination by the tax authorities as of July 3, 2016:

Jurisdiction	Open Tax Years
U.S.	2012 and forward
The Netherlands	2013 and forward
Czech Republic	2013 and forward

NOTE 10.	RELATED-PARTY ACTIVITY
Related parties with which we had transactions during the thirteen and twenty-six week periods ended July 3, 2016 were as follows:

•	one of the members of our Board of Directors serves on the Board of Directors of Electro Scientific Industries, Inc.;

•	one of the members of our Board of Directors serves on the Supervisory Board of TMC BV; and

•	our Chief Executive Officer is on the Board of Trustees for the Oregon Health and Science University Foundation.
Transactions with these related parties were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Sales to Related Parties	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Product sales:
Oregon Health and Science University	$46	$7	46	19
Electro Scientific Industries, Inc.	—	4	—	19
Total product sales to related parties	46	11	46	38
Service sales:
Oregon Health and Science University	93	74	193	159
Total service sales to related parties	93	74	193	159
Total sales to related parties	$139	$85	$239	$197
Purchases from Related Parties
TMC BV	$383	$647	$443	$1,347
Oregon Health and Science University	—	11	6	11
Total purchases from related parties	$383	$658	$449	$1,358

Amounts due from (to) related parties were as follows (in thousands):

July 3, 2016
TMC BV	$(430)
Oregon Health and Science University	1
Due to related parties, net	$(429)

NOTE 11.	COMMITMENTS AND CONTINGENCIES
From time to time, we may be a party to litigation arising in the ordinary course of business. Currently, we are not a party to any litigation that we believe would have a material adverse effect on our financial position, results of operations or cash flows.
Purchase Obligations
We have commitments under non-cancelable purchase orders, primarily relating to inventory, totaling $89.3 million at July 3, 2016. These commitments expire at various times through the first quarter of 2020.

NOTE 12.	SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We are organized based on a group structure, which we categorize as the Industry Group and the Science Group.
The following tables summarize various financial amounts for each of our business segments (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Sales to External Customers:
Industry Group	$123,167	$119,580	$245,118	$231,480
Science Group	136,198	104,609	242,891	213,525
Total	$259,365	$224,189	$488,009	$445,005
Gross Profit:
Industry Group	$65,070	$64,747	$125,329	$121,357
Science Group	61,375	47,358	108,388	96,019
Total	$126,445	$112,105	$233,717	$217,376

	July 3, 2016	December 31, 2015
Goodwill:
Industry Group	$170,647	$60,360
Science Group	86,634	85,247
Total	$257,281	$145,607
Total Assets:
Industry Group	$598,995	$516,397
Science Group	442,339	488,096
Corporate and Eliminations	391,660	345,356
Total	$1,432,994	$1,349,849
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

In the thirteen week periods ended July 3, 2016 and June 28, 2015, our top 10 customers accounted for approximately 30% and 38% of our total annual net revenue, respectively. In the twenty-six week periods ended July 3, 2016 and June 28, 2015, our top 10 customers accounted for approximately 29% and 33% of our total annual net revenue, respectively. No single customer accounted for more than 10% of net revenues during the thirteen and twenty-six week periods ended July 3, 2016 and June 28, 2015.

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
The following table summarizes our restructuring and reorganization expenditures (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restructuring and reorganization	$—	$(21)	$(102)	$(142)
Total	$—	$(21)	$(102)	$(142)
Restructuring and Reorganization Accrual
The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring and reorganization accrual (in thousands):

	Twenty-Six Weeks Ended
Realignment Plan	July 3, 2016	June 28, 2015
Beginning accrued liability	$655	$9,161
Charged to expense, net	(102)	(142)
Expenditures	(145)	(6,750)
Write-offs and adjustments	24	(577)
Ending accrued liability	$432	$1,692

NOTE 14.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.
The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to the fair value of our financial assets and (liabilities) (in thousands):

July 3, 2016	Level 1	Level 2	Level 3	Total
Trading securities:
Equity securities – mutual funds	$9,221	$—	$—	$9,221
Derivative contracts, net	—	1,962	—	1,962
Total	$9,221	$1,962	$—	$11,183

December 31, 2015	Level 1	Level 2	Level 3	Total
Trading securities:
Equity securities – mutual funds	$8,677	$—	$—	$8,677
Derivative contracts, net	—	1,013	—	1,013
Total	$8,677	$1,013	$—	$9,690
We use an income approach to value the assets and liabilities for outstanding derivative contracts using current market information as of the reporting date, such as spot rates, interest rate differentials and implied volatility.
There were no transfers between fair value categories or changes to our valuation techniques during the twenty-six week periods ended July 3, 2016.
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
The aggregate notional amount of outstanding derivative contracts were as follows (in thousands):

	July 3, 2016	December 31, 2015
Cash flow hedges	$120,000	$150,000
Balance sheet hedges	213,727	195,653
Total outstanding derivative contracts	$333,727	$345,653
The outstanding contracts at July 3, 2016 have varying maturities through the fourth quarter of 2017. We do not enter into derivative financial instruments for speculative purposes.
We attempt to mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at July 3, 2016. In addition, there are no credit contingent features in our derivative instruments.
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
Changes in fair value of derivatives entered into to mitigate the foreign exchange risks related to these balance sheet items are recorded in other income (expense) together with the transaction gain or loss from the respective balance sheet position as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Foreign currency loss, inclusive of the impact of derivatives	$(662)	$(486)	$(1,438)	$(606)

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
Summary
Our derivative instruments are subject to master netting arrangements and are presented net in our balance sheet. We do not have any financial collateral related to these netting arrangements. The effect of these netting arrangements on our balance sheet is as follows (in thousands):

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
July 3, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$2,817	$(855)	$1,962	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	—	—	—	—	—	—
Total	$2,817	$(855)	$1,962	$—	$—	$—

	Offsetting of Derivative Assets			Offsetting of Derivative Liabilities
December 31, 2015	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in Other Current Liabilities
Foreign exchange contracts designated as hedging instruments	$2,908	$(943)	$1,965	$—	$—	$—
Foreign exchange contracts not designated as hedging instruments	545	(238)	307	1,330	(71)	1,259
Total	$3,453	$(1,181)	$2,272	$1,330	$(71)	$1,259
The effect of derivative instruments was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Foreign Exchange Contracts in Cash Flow Hedging Relationships	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Amount of gain/(loss):
Recognized in AOCI (effective portion)	$(1,265)	$(5,436)	$(532)	$(13,724)
Reclassified from AOCI into revenue (effective portion)	—	—	—	(112)
Reclassified from AOCI into cost of sales (effective portion)	(1,058)	(3,084)	(2,080)	(5,647)
Recognized in other, net (ineffective portion and amount excluded from effectiveness testing)	(1)	(15)	(1)	(108)
Foreign Exchange Contracts Not in Cash Flow Hedging Relationships
Amount of gain/(loss):
Recognized in other, net	$(1,965)	$1,473	$22	$(5,685)
The unrealized losses at July 3, 2016 are expected to be reclassified to net income during the next sixteen months as a result of the underlying hedged transactions also being recorded in net income.

NOTE 16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables illustrate the disclosure of changes in the balances of each component of accumulated other comprehensive income (“AOCI”), as well as details the effect of reclassifications out of AOCI on the line items in our consolidated statements of operations by component (net of tax, in thousands):

	Thirteen Weeks Ended July 3, 2016
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(50,213)	$2	$(636)	$459	$(50,388)
Other comprehensive income before reclassifications	(14,163)	—	35	(2,308)	(16,436)
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	1,058	1,058
Other, net	—	—	—	1	1
Total reclassifications out of AOCI	—	—	—	1,059	1,059
Net current period other comprehensive income	(14,163)	—	35	(1,249)	(15,377)
Ending balance	$(64,376)	$2	$(601)	$(790)	$(65,765)

	Thirteen Weeks Ended June 28, 2015
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(77,170)	$17	$(709)	$(5,158)	$(83,020)
Other comprehensive income before reclassifications	15,605	(7)	(18)	(1,316)	14,264
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	3,084	3,084
Other, net	—	—	—	15	15
Total reclassifications out of AOCI	—	—	—	3,099	3,099
Net current period other comprehensive income	15,605	(7)	(18)	1,783	17,363
Ending balance	$(61,565)	$10	$(727)	$(3,375)	$(65,657)

	Twenty-Six Weeks Ended July 3, 2016
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(79,245)	$2	$(609)	$(1,187)	$(81,039)
Other comprehensive income before reclassifications	14,869	—	8	(1,684)	13,193
Amounts reclassified from AOCI to:
Cost of goods sold	—	—	—	2,080	2,080
Other, net	—	—	—	1	1
Total reclassifications out of AOCI	—	—	—	2,081	2,081
Net current period other comprehensive income	14,869	—	8	397	15,274
Ending balance	$(64,376)	$2	$(601)	$(790)	$(65,765)

	Twenty-Six Weeks Ended June 28, 2015
	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Gains and Losses on Cash Flow Hedges	Total
Beginning Balance	$(22,541)	$(38)	$(798)	$(4,134)	$(27,511)
Other comprehensive income before reclassifications	(39,024)	48	71	(5,108)	(44,013)
Amounts reclassified from AOCI to:
Revenue	—	—	—	112	112
Cost of goods sold	—	—	—	5,647	5,647
Other, net	—	—	—	108	108
Total reclassifications out of AOCI	—	—	—	5,867	5,867
Net current period other comprehensive income	(39,024)	48	71	759	(38,146)
Ending balance	$(61,565)	$10	$(727)	$(3,375)	$(65,657)

NOTE 17.	FACTORING OF ACCOUNTS RECEIVABLE
We entered into agreements under which we sold a total of $1.2 million and $2.6 million of our accounts receivable at a discount to unrelated third party financiers without recourse during the thirteen week periods ended July 3, 2016 and June 28, 2015, respectively. We sold a total of $14.1 million and $2.6 million of our accounts receivable at a discount to unrelated third party financiers without recourse during the twenty-six week periods ended July 3, 2016 and June 28, 2015, respectively. The transfers qualified for sales treatment and, accordingly, discounts related to the sale of the receivables, which were immaterial, were recorded on our consolidated statements of operations as other expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our pending acquisition by Thermo Fisher Scientific Inc., sources of revenue, our investments and expenditures, our effective tax rate, the location of our cash and cash equivalents, the level of profitability at which we expect to operate and the allocation of our resources and expenditures. Forward-looking statements may also be identified by words and phrases that refer to future expectations, such as “guidance”, “guiding”, “forecast”, “toward”, “plan”, “expect”, “are expected”, “is expected”, “believe”, “anticipate”, “estimate”, “will”, “projecting”, “look forward”, “continue to see”, “outlook” and other similar words and phrases. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could affect such forward-looking statements include, but are not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and from time to time in our other public filings. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date of this report, and we assume no obligation to update these forward-looking statements.
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

On May 26, 2016, we entered into a definitive agreement to be acquired by Thermo Fisher Scientific Inc. (“Thermo Fisher”) for $107.50 in cash for each share of our common stock (the “Merger”). Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our shareholders, the absence of certain legal impediments, the absence of a material adverse effect on our business, and the approval of antitrust authorities in China and other foreign jurisdictions.  For more information about the Merger, please see the definitive proxy statement on Schedule 14A we filed with the Securities and Exchange Commission on July 27, 2016.
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
At July 3, 2016 our total backlog was $651.1 million, compared to $590.6 million in total backlog at December 31, 2015.
We estimate that currently, 85% to 90% of our backlog will be recognized as revenue within one year.
Historically, our cancellations have been low. During the twenty-six week periods ended July 3, 2016 and June 28, 2015, we experienced cancellations of $8.9 million and $5.2 million, respectively.
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
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the twenty-six week period ended July 3, 2016, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 22, 2016.
Results of Operations
The following tables set forth our statement of operations data, in absolute dollars and as a percentage(1) of consolidated net sales (dollars in thousands):

	Thirteen Weeks Ended
	July 3, 2016		June 28, 2015
Net sales	$259,365	100.0%	$224,189	100.0%
Cost of sales	132,920	51.2	112,084	50.0
Gross profit	126,445	48.8	112,105	50.0
Research and development	29,968	11.6	23,128	10.3
Selling, general and administrative	64,117	24.7	43,093	19.2
Restructuring and reorganization	—	—	(21)	—
Operating income	32,360	12.5	45,905	20.5
Other expense, net	(1,166)	(0.4)	(590)	(0.3)
Income before income taxes	31,194	12.0	45,315	20.2
Income tax expense	6,254	2.4	7,983	3.6
Net income	$24,940	9.6%	$37,332	16.7%

	Twenty-Six Weeks Ended
	July 3, 2016		June 28, 2015
Net sales	$488,009	100.0%	$445,005	100.0%
Cost of sales	254,292	52.1	227,629	51.2
Gross profit	233,717	47.9	217,376	48.8
Research and development	57,613	11.8	46,450	10.4
Selling, general and administrative	113,356	23.2	88,915	20.0
Restructuring and reorganization	(102)	—	(142)	—
Operating income	62,850	12.9	82,153	18.5
Other expense, net	(2,257)	(0.5)	(1,557)	(0.3)
Income before income taxes	60,593	12.4	80,596	18.1
Income tax expense	12,751	2.6	15,252	3.4
Net income	$47,842	9.8%	$65,344	14.7%

(1)	Percentages may not add due to rounding.
Net Sales Overview
Net sales increased $35.2 million, or 15.7%, to $259.4 million in the thirteen week period ended July 3, 2016 (the second quarter of 2016) compared to $224.2 million in the thirteen week period ended June 28, 2015 (the second quarter of 2015). Revenue from our recently acquired business increased net sales by $20.7 million, or 9.2%, in the thirteen week period ended July 3, 2016 compared to the same period of 2015.
Net sales increased $43.0 million, or 9.7%, to $488.0 million in the twenty-six week period ended July 3, 2016 compared to $445.0 million in the twenty-six week period ended June 28, 2015. Revenue from our recently acquired business increased net sales by $34.5 million, or 7.8%, in the twenty-six week period ended July 3, 2016 compared to the same period of 2015.
Net sales, at consistent currency rates, increased $34.1 million, or 15.2%, and $44.4 million, or 10.0%, in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively. Consistent currency rates are defined as the quarterly average currency exchange rates in effect for the initial comparable period, applied to both periods. All discussion of changes between the current and comparable periods is based on consistent currency rates.
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
Net Sales by Segment
Net sales by market segment (in thousands) and as a percentage of net sales were as follows:

	Thirteen Weeks Ended
	July 3, 2016		June 28, 2015
Industry Group	$123,167	47.5%	$119,580	53.3%
Science Group	136,198	52.5	104,609	46.7
Consolidated net sales	$259,365	100.0%	$224,189	100.0%

	Twenty-Six Weeks Ended
	July 3, 2016		June 28, 2015
Industry Group	$245,118	50.2%	$231,480	52.0%
Science Group	242,891	49.8	213,525	48.0
Consolidated net sales	$488,009	100.0%	$445,005	100.0%

Industry Group
Industry Group sales increased $3.6 million, or 3.0%, and $13.6 million, or 5.9%, in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015. At consistent currency rates, Industry Group sales increased $3.7 million, or 3.1%, and $14.8 million, or 6.4%, in the thirteen and twenty-six week periods ended July 3, 2016. The increase in both periods was primarily due from the business we acquired in the fourth quarter of 2015 and higher service revenue from our installed base. Increases were partially offset by a decline in sales of high resolution near-line products to semiconductor customers.
Revenue from acquired businesses in our Industry Group increased sales $20.7 million, or 17.3%, and $34.5 million, or 14.9%, in the thirteen and twenty-six week periods ended July 3, 2016, compared to the same periods of 2015.
Science Group
Science Group sales increased $31.6 million, or 30.2%, and $29.4 million, or 13.8%, in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods in 2015. At consistent currency rates, Science Group sales increased $30.4 million, or 29.1%, and $29.6 million, or 13.9%, in the thirteen and twenty-six week periods ended July 3, 2016. The increase in both periods was primarily due to more high resolution systems sold to our structural and cell biology customers and higher service revenue from our installed base.
Net Sales by Geographic Region
A majority of our net sales are derived from customers outside of the U.S., which we expect to continue. The following tables show our net sales by geographic region (in thousands):

	Thirteen Weeks Ended
	July 3, 2016		June 28, 2015
U.S. and Canada	$79,808	30.8%	$76,447	34.1%
Europe	67,991	26.2	56,754	25.3
Asia-Pacific Region and Rest of World	111,566	43.0	90,988	40.6
Consolidated net sales	$259,365	100.0%	$224,189	100.0%

	Twenty-Six Weeks Ended
	July 3, 2016		June 28, 2015
U.S. and Canada	$155,134	31.8%	$141,364	31.8%
Europe	129,119	26.4	111,312	25.0
Asia-Pacific Region and Rest of World	203,756	41.8	192,329	43.2
Consolidated net sales	$488,009	100.0%	$445,005	100.0%
U.S. and Canada
Sales to U.S. and Canada increased $3.4 million, or 4.4%, and $13.8 million, or 9.7%, in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively. The increase in both periods was primarily due to sales from the business we acquired in December 2015, more sales of high resolution systems sold to our structural and cell biology customers, and higher service revenue from our installed base. Increases were partially offset by a decline in sales to customers involved in materials research.
Europe
Our European region also includes Central America, South America, Africa (excluding South Africa), the Middle East and Russia.
Sales to Europe increased $11.2 million, or 19.8%, and $17.8 million, or 16.0%, in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively. At consistent currency rates, sales to Europe increased $10.3 million, or 18.1%, and $18.4 million, or 16.5%, in the thirteen and twenty-six week periods ended July 3, 2016, respectively. The increase in both periods was primarily due to an increase in sales of high resolution systems to our structural and cell biology customers and higher service revenue from our installed base. Increases were partially offset by a decline in sales to customer involved in materials research.
Asia-Pacific Region and Rest of World
Sales to the Asia-Pacific Region and Rest of World increased $20.6 million, or 22.6%, and $11.4 million, or 5.9%, in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively. At consistent currency rates, sales to the Asia-Pacific Region and Rest of World increased $20.4 million, or 22.4%, and $12.1 million, or 6.3%, in the thirteen and twenty-six week periods ended July 3, 2016, respectively. The increase in both periods was primarily due to sales from the business we acquired in December 2015, as well as more sales of high resolution systems to our science customers and higher service revenue from our installed base. Increases were partially offset by fewer systems sold to our semiconductor customers.
Cost of Sales and Gross Margin
Our gross margin (gross profit as a percentage of net sales) by segment was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Industry Group	52.8%	54.1%	51.1%	52.4%
Science Group	45.1	45.3	44.6	45.0
Overall	48.8	50.0	47.9	48.8
Cost of Sales
Cost of sales includes manufacturing costs, such as materials, labor (both direct and indirect) and factory overhead, as well as all of the costs of our customer service function such as labor, materials, travel and overhead. The four primary drivers affecting gross margin include: product mix, operational efficiencies, competitive pricing pressure and currency movements.
Cost of sales increased $20.8 million, or 18.6%, to $132.9 million in the thirteen week period ended July 3, 2016 compared to $112.1 million in the same period of 2015. At consistent currency rates, cost of sales increased $18.7 million, or 16.7%, in the thirteen week period ended July 3, 2016, compared to the same period of 2015.
Cost of sales increased $26.7 million, or 11.7%, to $254.3 million in the twenty-six week period ended July 3, 2016 compared to $227.6 million in the same period of 2015. At consistent currency rates, cost of sales increased $25.7 million, or 11.3%, in the twenty-six week period ended July 3, 2016, compared to the same period of 2015.
Gross Profit and Gross Margin
Gross profit increased $14.3 million, or 12.8%, and $16.3 million, or 7.5%, in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively. At consistent currency rates, gross profit increased $15.5 million, or 13.8%, and $18.7 million, or 8.6%, in the thirteen and twenty-six week periods ended July 3, 2016, respectively. Gross margin, at consistent currency rates, decreased by 0.6 percentage points in both the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively.
Industry Group
The Industry Group gross margin decreased by 1.3 percentage points during both the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively. At consistent currency rates, Industry Group gross margin decreased by 0.5 and 0.9 percentage points during the thirteen and twenty-six week periods ended July 3, 2016, respectively. In the thirteen week period, the decrease was primarily due to lower margins on systems sold to our semiconductor customers and on service revenue from our installed base. This was partially offset by higher margins on sales from the business we acquired in December 2015. In the twenty-six period, the decrease was primarily due to lower margins from our acquired business as a result of purchase accounting adjustments and lower margins on service revenue from our installed base.
Science Group
The Science Group gross margin decreased by 0.2 and 0.4 percentage points in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively. At consistent currency rates, Science Group gross margin increased by 0.2 and decreased by 0.1 percentage points during the thirteen and twenty-six week periods ended July 3, 2016, respectively. The change in both periods was due primarily due to higher margins on sales of high resolution systems to our structural and cell biology customers, partially offset by lower margins on sales to customers engaged in materials research as a result of lower average selling prices.
Research and Development Costs
Research and Development (“R&D”) costs include labor, materials, overhead and payments to third parties for research and development of new products and new software or enhancements to existing products and software and are expensed as incurred. We periodically receive funds from various organizations to subsidize our R&D activities. These funds are reported as an offset to R&D expense. During the thirteen and twenty-six week periods ended July 3, 2016, and for the comparable periods in 2015, we received subsidies from European governments for technological developments primarily for semiconductor and life sciences products.

R&D costs, net of subsidies, were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Gross spending	$31,528	$23,916	$60,396	$48,018
Less subsidies	(1,560)	(788)	(2,783)	(1,568)
Net expense	$29,968	$23,128	$57,613	$46,450
R&D costs increased $6.8 million, or 29.6%, and $11.2 million, or 24.0%, in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively. At consistent currency rates, R&D costs increased $6.4 million, or 27.7%, and $11.2 million, or 24.1%, in the thirteen and twenty-six week periods ended July 3, 2016, respectively. The increase in both periods was primarily due to higher labor spending and costs from the business we acquired in December 2015.
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
SG&A costs increased $21.0 million, or 48.8%, and $24.4 million, or 27.5%, in the thirteen and twenty-six week periods ended July 3, 2016 compared to the same periods of 2015, respectively. At consistent currency rates, SG&A costs increased $20.8 million, or 48.3%, and $25.0 million, or 28.1%, in the thirteen and twenty-six week periods ended July 3, 2016, respectively. The increase in both periods was primarily due to consulting and legal costs incurred as a result of the proposed Thermo Fisher acquisition, and integration and SG&A costs for the business we acquired in December 2015.
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
The following table summarizes our restructuring and reorganization expenditures (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restructuring and reorganization	$—	$(21)	$(102)	$(142)
Total	$—	$(21)	$(102)	$(142)
Other Expense, Net
Other expense, net includes interest income, interest expense, and other, net which primarily includes foreign currency transaction gains and losses, bank fees and other miscellaneous items.
Changes in other expense, net is primarily due to changes in interest expense which totaled $0.3 million and $0.1 million in the thirteen week periods ended July 3, 2016 and June 28, 2015, respectively, and $0.8 million and $0.2 million in the twenty-six week periods ended July 3, 2016 and June 28, 2015, respectively. Increase in both periods is primarily due to the amortization of fees associated with the Credit Agreement we entered into in the first quarter of 2016.

Income Tax Expense
Our income tax expense was $6.3 million and $8.0 million for the thirteen week periods ended July 3, 2016 and June 28, 2015, respectively, and $12.8 million and $15.3 million for the twenty-six week periods ended July 3, 2016 and June 28, 2015, respectively, and reflected taxes accrued in the U.S. and foreign jurisdictions.
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
As of July 3, 2016, total unrecognized tax benefits were $24.2 million and related primarily to uncertainty surrounding tax credits, transfer pricing, domestic manufacturing deductions and permanent establishment. All unrecognized tax benefits would decrease the effective tax rate if recognized.
Our net deferred tax assets totaled $12.6 million and $11.7 million at July 3, 2016 and December 31, 2015, respectively. Valuation allowances on deferred tax assets totaled $3.5 million and $3.6 million as of July 3, 2016 and December 31, 2015, respectively. We continue to record a valuation allowance against a portion of U.S. and foreign deferred tax assets, as we do not believe it is more likely than not that we will be able to utilize the deferred tax assets in future periods.
Liquidity and Capital Resources
Sources of Liquidity and Capital Resources
Our sources of liquidity and capital resources consisted of the following (in thousands):

	July 3, 2016	December 31, 2015
Cash and cash equivalents	$317,345	$300,911
Restricted cash	8,330	19,119
Total short-term balances	325,675	320,030
Long-term investments in marketable securities	9,221	8,677
Long-term restricted cash	16,481	22,113
Total long-term balances	25,702	30,790

Availability under revolving credit facilities and letters of credit	$214,381	$114,739
At July 3, 2016, $294.7 million of our $351.4 million in total cash, cash equivalents, restricted cash and investments, were located outside of the United States. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S. and do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes. Restricted cash relates to deposits to secure bank guarantees for customer prepayments that expire through 2021.
We believe that we have sufficient cash resources and available credit lines to meet our expected operational and capital needs for at least the next twelve months.
In the twenty-six week period ended July 3, 2016, cash and cash equivalents increased $16.4 million to $317.3 million from $300.9 million as of December 31, 2015 primarily as a result of cash provided by operations of $29.5 million, a decrease in restricted cash of $17.5 million and proceeds from the exercise of employee stock options and employee stock purchases of $5.9 million. These factors were partially offset by dividends paid on common stock of $24.5 million, purchases of property, plant and equipment for $10.8 million and withholding taxes paid on issuance of vested restricted stock units of $3.4 million. Currency fluctuations increased cash and cash equivalents by $3.4 million.
Accounts receivable increased $20.5 million to $233.6 million as of July 3, 2016 compared to $213.1 million as of December 31, 2015. At consistent currency rates, accounts receivable increased $15.8 million from December 31, 2015. This increase was primarily due to the timing of shipments and a decrease in collections on orders recorded as revenue in the last quarter of 2015. Our days sales outstanding, calculated on a quarterly basis, was 82 days and 86 days at July 3, 2016 and June 28, 2015, respectively.
Inventories increased $29.8 million to $200.3 million as of July 3, 2016 compared to $170.5 million as of December 31, 2015. At consistent currency rates, inventories increased $25.5 million from December 31, 2015 mainly due to additional inventory from our recently acquired business and inventory purchases to support our 2016 build plan. Our annualized inventory turnover rate, calculated on a quarterly basis, was 2.1 times and 2.0 times for the quarters ended July 3, 2016 and June 28, 2015, respectively.
Property, plant, and equipment increased $8.9 million to $164.5 million as of July 3, 2016 compared to $155.6 million as of December 31, 2015. At consistent currency rates, property, plant, and equipment increased $7.1 million from December 31, 2015. Expenditures for property, plant and equipment of $10.8 million and transfers from inventories to fixed assets of $7.4 million in the twenty-six week periods ended July 3, 2016 primarily consisted of payments for demonstration equipment and other machinery and equipment, offset by depreciation in the period.
Accounts payable decreased $5.6 million to $53.1 million as of July 3, 2016 compared to $58.7 million as of December 31, 2015. At consistent currency rates, accounts payable decreased $6.8 million from December 31, 2015 primarily due to timing of payments.
Accrued payroll liabilities increased $1.5 million to $40.1 million as of July 3, 2016 compared to $38.6 million as of December 31, 2015. At consistent currency rates, accrued payroll liabilities increased $0.9 million from December 31, 2015 primarily due to increased accruals for employee wages and payroll taxes.
Income taxes payable decreased $1.8 million to $10.3 million as of July 3, 2016 compared to $12.1 million as of December 31, 2015. There was no significant currency impact on income taxes payable. Decrease is due primarily to payments made during the period.
Credit Facilities and Letters of Credit
We have a Credit Agreement with various Lenders and JPMorgan Chase Bank, N.A., as Agent. The Credit Agreement provides for a $200.0 million unsecured revolving credit facility, including a $100.0 million subfacility for loans in euros, a $10.0 million subfacility for swingline loans and a $50.0 million subfacility for the issuance of letters of credit. We may, upon notice to Agent, request to increase the revolving loan commitments by an aggregate amount of up to $200.0 million with new or additional commitments subject only to the consent of the Lenders providing the new or additional commitments, for a total unsecured credit facility of up to $400.0 million. As of July 3, 2016, there were no revolving loans or letters of credit outstanding under the Credit Agreement, and we were in compliance with all covenants under the Credit Agreement. Upon entering into the Credit Agreement, we used cash on hand to pay related fees under our existing $100.0 million secured revolving credit facility and terminated the facility without penalty or premium.
As part of our contracts with certain customers, we are required to provide letters of credit or bank guarantees which these customers can draw against in the event we do not perform in accordance with our contractual obligations. Bank guarantees and letters of credit outstanding as of July 3, 2016 were approximately $39.7 million.
We have a Credit Facility with HSBC, whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of July 3, 2016, HSBC has issued $13.5 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.
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
The following table sets forth share repurchase information for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Total number of shares repurchased	—	274,646	12,599	408,788
Average price paid per share	$—	$77.97	$74.87	$77.05
Total value of shares repurchased	$—	$21,413,645	$943,263	$31,495,231

As of July 3, 2016, 922,004 shares remained available for repurchase pursuant to our share repurchase program.
See the section titled “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for further information on our share repurchase program.
Dividends to Shareholders
In June 2012, we announced our plan to initiate a quarterly dividend and our Board of Directors has declared dividends each quarter since the plan’s inception. During the second quarter of 2016, our Board of Directors declared a dividend of $0.30 per share. Dividend payments during the second quarter of 2016 totaled $12.3 million. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors.
New Accounting Pronouncements
See Note 2 of the Condensed Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.
Off-Balance Sheet Arrangements
We have a Credit Facility with HSBC, whereby HSBC has provided us with a revocable, uncommitted credit facility up to an amount of 25.0 million euro. The purpose of this facility is to provide a more efficient means of issuing guarantees to our customers when required by contractual terms. Under the terms of the Credit Facility, when requested, HSBC will issue bank guarantees on behalf of the company and our affiliates. Issuance of the guarantee does not create a liability to the company unless it is called by the customer, at which point we would record a liability for the amount that is due under the guarantee to the bank. As of July 3, 2016, HSBC has issued $13.5 million in guarantees under the Credit Facility and we have no liabilities outstanding under the Credit Facility.

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
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our shareholders, the absence of certain legal impediments, the absence of a material adverse effect on our business, and the approval of antitrust authorities in China and other foreign jurisdictions. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
Risks related to the pendency of the Merger
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, operations, results and business generally, including:

•	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•
the possibility of disruption to our business and operations, including diversion of management time and resources, increased transaction costs, and the potentially negative impact on our relationships with our suppliers;

•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Merger;

•	the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger; and

•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
Risks that the Merger may be delayed or may not be completed
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure to obtain the approval of the Merger Agreement by our shareholders;

•	the failure to obtain regulatory approvals from various foreign governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•	potential future shareholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and

•
the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect on our business would permit Thermo Fisher not to close the Merger.

Risks to our business if the Merger does not close
If the Merger does not close, our business and shareholders would be exposed to additional risks, including:

•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

•
investor confidence could decline, shareholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and

•	the requirement that we pay a termination fee of $175 million to Thermo Fisher if we terminate the agreement governing the Merger under certain circumstances.
Risks related to the successful completion of the Merger
Even if successfully completed, there are certain risks to our shareholders from the Merger, including:

•
the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; and

•
the fact that, if the Merger is completed, shareholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

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
Because a significant portion of our operations occur outside of the U.S., our revenues and expenses are impacted by foreign economic and regulatory conditions. Approximately 68% of our sales came from outside the U.S. in both the twenty-six weeks ended July 3, 2016 and June 28, 2015. We have manufacturing facilities in Brno, Czech Republic, Eindhoven, The Netherlands and Munich, Germany and sales offices in many other countries. Over 75% of our products are manufactured in Europe.
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
Our build cycle, or the time it takes us to build a product to customer specifications, typically ranges from one to six months. During this period, the customer may cancel the order, although we may be entitled to receive a cancellation fee depending on the stage of completion. During the twenty-six weeks ended July 3, 2016 and June 28, 2015, we experienced cancellations of $8.9 million and $5.2 million, respectively.
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
A significant portion of our sales and expenses are denominated in currencies other than the U.S. dollar, principally the euro and Czech koruna. During the twenty-six weeks ended July 3, 2016 and June 28, 2015, approximately 26% and 25% of our revenue was denominated in euros, respectively, while approximately half of our expenses were denominated in euros, Czech koruna, or other foreign currencies. Particularly as a result of this imbalance, changes in the exchange rate between the U.S. dollar and foreign currencies, principally the euro and Czech koruna, can impact our revenues, gross margins, results of operations and cash flows. We undertake hedging transactions primarily to limit our exposure to changes in the dollar/euro and dollar/Czech koruna exchange rates for up to one year. The hedges are designed to protect us as the dollar weakens but also provide us with some flexibility if the dollar strengthens. In addition, fluctuations in currency rates may negatively impact the demand for our products by making our products more expensive for our customers.
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
Our installed base of approximately 10,700 tools includes diverse products of varying ages, configurations, use cases, condition, and customer requirements and is dispersed in approximately 50 countries around the world. Providing logistical support for delivery of spare parts and consumables to these tools, particularly the older tools, can be difficult. We have attempted to address the complexity of our maintenance and repair requirements, in part, through a remote diagnostics system that allows us to remotely access tools through a virtual private network. If we are unable to effectively manage and support the supply and delivery of spare parts and consumables to our customers we may damage our reputation and business.

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
In the twenty-six weeks ended July 3, 2016 and June 28, 2015, our top 10 customers accounted for approximately 29% and 33% of our total annual net revenue, respectively. No customers accounted for 10% or more of total annual net revenue during the twenty-six weeks ended July 3, 2016 and June 28, 2015. Our business will be seriously harmed if we do not generate as much revenue as we expect from these key customers, if we experience a loss of any of our key customers or if we suffer a substantial reduction in orders from these customers. Our ability to continue to generate revenues from our key customers will depend on our ability to introduce new products that are desirable to these customers.
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

Further, our efforts to protect our intellectual property may be less effective in some countries where intellectual property rights are not as well protected as they are in the U.S. Approximately 68% of our sales came from outside the U.S. during both the twenty-six weeks ended July 3, 2016 and June 28, 2015, and a failure to adequately protect our intellectual property rights in these countries could have a material adverse effect on our business.
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
In May 2015, our Board of Directors reauthorized our share repurchase program. Under the reauthorization, which expires in May 2017, we may repurchase up to 2.0 million shares of our common stock. As of July 3, 2016, approximately 0.9 million shares of our common stock remained available for repurchase pursuant to our share repurchase program. In June 2012, our Board of Directors approved the initiation of quarterly cash dividends to holders of our common stock and dividends have been paid under this program each quarter since its inception in June 2012. The declaration and payment of dividends to shareholders in the future is subject to the discretion of our Board of Directors and capital availability. The dividend and stock repurchase program may require the use of a significant portion of our cash earnings. As a result, we may not retain a sufficient amount of cash to fund our operations or finance future growth opportunities, new product development initiatives and unanticipated capital expenditures. Further, our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time, as well as limit, suspend or discontinue our stock repurchase program at any time. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
We did not repurchase any shares of our common stock during the thirteen week period ended July 3, 2016. As of July 3, 2016, 922,004 shares remained available for repurchase pursuant to our share repurchase program.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

2.1	Agreement and Plan of Merger, dated as of May 26, 2016, among FEI Company, Thermo Fisher Scientific Inc., and Polpis Merger Sub Co. (1)

3.1	Third Amended and Restated Articles of Incorporation.(2)

3.2	Articles of Amendment to the Third Amended and Restated Articles of Incorporation.(3)

3.3	Amended and Restated Bylaws, as amended on September 15, 2014.(4)

10.1	1995 Stock Incentive Plan, as amended. (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2016.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2016.

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

FEI COMPANY

Dated:	August 4, 2016	/s/ Don R. Kania
Don R. Kania
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2016	/s/ Anthony L. Trunzo
Anthony L. Trunzo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)